Form 10-Q
period 2013-06-30
PFIZER INC
filed 2013-08-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 5, 2013, 6,620,299,870 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarterly Period Ended
June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues	$12,973	$13,968	$25,383	$27,813
Costs and expenses:
Cost of sales(a)	2,242	2,376	4,505	4,759
Selling, informational and administrative expenses(a)	3,591	3,665	6,808	7,343
Research and development expenses(a)	1,530	1,600	3,240	3,574
Amortization of intangible assets	1,140	1,275	2,359	2,678
Restructuring charges and certain acquisition-related costs	183	184	314	773
Other (income)/deductions––net	(1,070)	688	(925)	2,327
Income from continuing operations before provision for taxes on income	5,357	4,180	9,082	6,359
Provision for taxes on income	1,782	1,180	2,891	1,805
Income from continuing operations	3,575	3,000	6,191	4,554
Discontinued operations:
Income from discontinued operations––net of tax	141	260	290	509
Gain on disposal of discontinued operations––net of tax	10,418	—	10,418	—
Discontinued operations––net of tax	10,559	260	10,708	509
Net income before allocation to noncontrolling interests	14,134	3,260	16,899	5,063
Less: Net income attributable to noncontrolling interests	39	7	54	16
Net income attributable to Pfizer Inc.	$14,095	$3,253	$16,845	$5,047

Earnings per common share––basic(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.40	$0.87	$0.60
Discontinued operations––net of tax	1.50	0.03	1.50	0.07
Net income attributable to Pfizer Inc. common shareholders	$2.00	$0.44	$2.37	$0.67

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.50	$0.40	$0.86	$0.60
Discontinued operations––net of tax	1.48	0.03	1.49	0.07
Net income attributable to Pfizer Inc. common shareholders	$1.98	$0.43	$2.34	$0.67

Weighted-average shares––basic	7,042	7,476	7,115	7,506
Weighted-average shares––diluted	7,117	7,537	7,185	7,570
Cash dividends paid per common share	$0.24	$0.22	$0.48	$0.44

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

(b)	EPS amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income before allocation to noncontrolling interests	$14,134	$3,260	$16,899	$5,063

Foreign currency translation adjustments	$(755)	$(1,981)	$(1,047)	$(1,718)
Reclassification adjustments(a)	171	—	171	—
	(584)	(1,981)	(876)	(1,718)
Unrealized holding gains/(losses) on derivative financial instruments	263	(657)	(154)	(230)
Reclassification adjustments for realized (gains)/losses(b)	(132)	427	249	127
	131	(230)	95	(103)
Unrealized holding gains on available-for-sale securities	88	12	99	92
Reclassification adjustments for realized (gains)/losses(b)	(18)	16	(31)	33
	70	28	68	125
Benefit plans: actuarial gains/(losses)	29	(505)	47	(504)
Reclassification adjustments related to amortization(c)	150	113	301	229
Reclassification adjustments related to curtailments/settlements, net(c)	34	(8)	93	112
Foreign currency translation adjustments and other	43	39	140	55
	256	(361)	581	(108)
Benefit plans: prior service (costs)/credits and other	—	26	3	26
Reclassification adjustments related to amortization(c)	(13)	(17)	(29)	(34)
Reclassification adjustments related to curtailments/settlements, net(c)	—	(73)	(9)	(82)
Other	(4)	—	(6)	(4)
	(17)	(64)	(41)	(94)
Other comprehensive loss, before tax	(144)	(2,608)	(173)	(1,898)
Tax provision/(benefit) on other comprehensive loss(d)	187	(205)	363	(1)
Other comprehensive loss before allocation to noncontrolling interests	$(331)	$(2,403)	$(536)	$(1,897)

Comprehensive income before allocation to noncontrolling interests	$13,803	$857	$16,363	$3,166
Less: Comprehensive income/(loss) attributable to noncontrolling interests	18	(10)	30	(2)
Comprehensive income attributable to Pfizer Inc.	$13,785	$867	$16,333	$3,168

(a)	Primarily reclassified into Gain on disposal of discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Taxes on Items of Other Comprehensive Loss.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$2,436	$10,081
Short-term investments	31,275	22,318
Accounts receivable, less allowance for doubtful accounts	11,523	11,456
Inventories	6,282	6,076
Taxes and other current assets	9,819	8,956
Assets of discontinued operations and other assets held for sale	100	5,944
Total current assets	61,435	64,831
Long-term investments	16,107	14,149
Property, plant and equipment, less accumulated depreciation	12,443	13,213
Goodwill	42,431	43,661
Identifiable intangible assets, less accumulated amortization	41,776	45,146
Taxes and other noncurrent assets	5,143	4,798
Total assets	$179,335	$185,798

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$5,214	$6,424
Accounts payable	1,978	2,921
Dividends payable	1,685	1,733
Income taxes payable	904	979
Accrued compensation and related items	1,430	1,875
Other current liabilities	12,218	13,812
Liabilities of discontinued operations	21	1,442
Total current liabilities	23,450	29,186

Long-term debt	31,532	31,036
Pension benefit obligations	7,534	7,782
Postretirement benefit obligations	3,454	3,491
Noncurrent deferred tax liabilities	22,338	21,193
Other taxes payable	6,819	6,581
Other noncurrent liabilities	5,231	4,851
Total liabilities	100,358	104,120

Commitments and Contingencies

Preferred stock	36	39
Common stock	451	448
Additional paid-in capital	76,412	72,608
Treasury stock	(59,515)	(40,122)
Retained earnings	67,628	54,240
Accumulated other comprehensive loss	(6,465)	(5,953)
Total Pfizer Inc. shareholders’ equity	78,547	81,260
Equity attributable to noncontrolling interests	430	418
Total equity	78,977	81,678
Total liabilities and equity	$179,335	$185,798

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012
Operating Activities
Net income before allocation to noncontrolling interests	$16,899	$5,063
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,297	3,892
Share-based compensation expense	292	247
Gain associated with the transfer of certain product rights to an equity-method investment	(459)	—
Asset write-offs and impairment charges	648	758
Gain on disposal of discontinued operations	(10,539)	—
Deferred taxes from continuing operations	1,254	(126)
Deferred taxes from discontinued operations	(19)	20
Benefit plan contributions (in excess of)/less than expense	164	(20)
Other non-cash adjustments, net	(192)	(114)
Other changes in assets and liabilities, net of acquisitions and divestitures	(5,274)	(2,925)
Net cash provided by operating activities	6,071	6,795

Investing Activities
Purchases of property, plant and equipment	(511)	(548)
Purchases of short-term investments	(21,663)	(10,395)
Proceeds from redemptions and sales of short-term investments	14,502	14,357
Net purchases of short-term investments with original maturities of 90 days or less	(401)	(999)
Purchases of long-term investments	(5,233)	(2,317)
Proceeds from redemptions and sales of long-term investments	3,194	304
Acquisitions, net of cash acquired	(15)	(782)
Other investing activities	33	(56)
Net cash used in investing activities	(10,094)	(436)

Financing Activities
Proceeds from short-term borrowings	2,334	3,764
Principal payments on short-term borrowings	(2,333)	(3,799)
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	2,251	(349)
Proceeds from issuance of long-term debt(a)	6,618	—
Principal payments on long-term debt	(2,394)	(7)
Purchases of common stock	(7,889)	(2,999)
Cash dividends paid	(3,436)	(3,283)
Proceeds from exercise of stock options and other financing activities	1,249	198
Net cash used in financing activities	(3,600)	(6,475)
Effect of exchange-rate changes on cash and cash equivalents	(22)	(35)
Net decrease in cash and cash equivalents	(7,645)	(151)
Cash and cash equivalents, beginning	10,081	3,182
Cash and cash equivalents, end	$2,436	$3,031

Supplemental Cash Flow Information
Non-cash transactions:
Sale of Zoetis (our Animal Health business) for Pfizer common stock(b)	$11,408	$—
Exchange of Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013(b)	2,479	—
Exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012(b)	992	—
Transfer of certain product rights to an equity-method investment(c)	1,233	—
Cash paid during the period for:
Income taxes	$1,305	$1,127
Interest	1,103	1,194

(a)
Includes $2.6 billion from the issuance of senior notes by Zoetis, our former Animal Health subsidiary, net of the non-cash exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012. See Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 26, 2013 and May 27, 2012.

On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis), and recognized a gain of approximately $10.4 billion, net of tax, related to the disposal of this business in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2013. The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. In addition, in the condensed consolidated balance sheet as of December 31, 2012, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate. Prior period financial statements have been restated. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé. The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended July 1, 2012. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

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

B. Adoption of New Accounting Standards

There were no new accounting and disclosure standards adopted in 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment

A. Acquisitions

NextWave Pharmaceuticals, Inc.
In the first quarter of 2013, we finalized the allocation of the consideration transferred to the assets acquired and the liabilities assumed in the acquisition of NextWave Pharmaceuticals Incorporated (NextWave), completed on November 27, 2012. The total consideration for the acquisition was approximately $442 million, and we recorded $519 million in Identifiable intangible assets, consisting of $474 million in Developed technology rights and $45 million in In-process research and development; $166 million in net deferred tax liabilities; and $89 million in Goodwill.

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

B. Divestitures

Animal Health Business—Zoetis Inc.

On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis). The full disposition was completed through a series of steps, including the formation of Zoetis, an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and an exchange offer for the remaining 80.2% interest.

Formation of Zoetis—On January 28, 2013, our then wholly owned subsidiary, Zoetis, issued $3.65 billion aggregate principal amount of senior notes. Also, on January 28, 2013, we transferred to Zoetis substantially all of the assets and liabilities of our Animal Health business in exchange for all of the Class A and Class B common stock of Zoetis, $1.0 billion of the $3.65 billion of Zoetis senior notes, and an amount of cash equal to substantially all of the cash proceeds received by Zoetis from the remaining $2.65 billion of senior notes issued. The $1.0 billion of Zoetis senior notes received by Pfizer were exchanged by Pfizer for the retirement of Pfizer commercial paper issued in 2012, and the cash proceeds received by Pfizer of approximately $2.6 billion were used for dividends and stock buybacks.

Initial Public Offering (19.8% Interest)—On February 6, 2013, an IPO of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis (all of the Class A common stock, including shares sold pursuant to the underwriters' overallotment option to purchase additional shares, which was exercised in full) in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013. The Class A common stock sold in the IPO represented approximately 19.8% of the total outstanding Zoetis shares. The excess of the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consideration received over the net book value of our divested interest was approximately $2.3 billion and was recorded in Additional paid-in capital. For additional information, see Note 6. Certain Changes in Total Equity.

Exchange Offer (80.2% Interest)—On June 24, 2013, we exchanged all of our remaining interest in Zoetis, 400.985 million shares of Class A common stock of Zoetis (after converting all of our Class B common stock into Class A common stock, representing approximately 80.2% of the total outstanding Zoetis shares), for approximately 405.117 million outstanding shares of Pfizer common stock on a tax-free basis pursuant to an exchange offer made to Pfizer shareholders. The $11.4 billion of Pfizer common stock received in the exchange transaction was recorded in Treasury stock and was valued using the opening price of Pfizer common stock on June 24, 2013, the date we accepted the Zoetis shares for exchange. For additional information, see Note 6. Certain Changes in Total Equity. The gain on the sale of the remaining interest in Zoetis was approximately $10.4 billion, net of income taxes resulting from certain legal entity reorganizations, and was recorded in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2013.

In summary, as a result of the above transactions, we received approximately $6.1 billion of cash and Treasury stock valued at $11.4 billion.

The operating results of the animal health business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. In addition, in the condensed consolidated balance sheet as of December 31, 2012, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate. Prior period financial statements have been restated.

In connection with the above transactions, we entered into a transitional services agreement (TSA) and manufacturing and supply agreements (MSAs) with Zoetis that are designed to facilitate the orderly transfer of business operations to the standalone Zoetis entity. The TSA relates primarily to administrative services, which are generally to be provided within 24 months. Under the MSAs, we will manufacture and supply certain animal health products to Zoetis for a transitional period of up to 5 years, with an ability to extend, if necessary, upon mutual agreement of both parties. These agreements are not material and none confers upon us the ability to influence the operating and/or financial policies of Zoetis subsequent to June 24, 2013, the full disposition date.

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

The operating results of this business are classified as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended July 1, 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of Discontinued operations—net of tax:

	Three Months Ended(a)		Six Months Ended(a)
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues	$1,112	$1,675	$2,201	$3,230
Pre-tax income from discontinued operations	$189	$422	$389	$796
Provision for taxes on income(b)	48	162	99	287
Income from discontinued operations––net of tax	141	260	290	509
Pre-tax gain on disposal of discontinued operations	10,539	—	10,539	—
Provision for taxes on income(c)	121	—	121	—
Gain on disposal of discontinued operations––net of tax	10,418	—	10,418	—
Discontinued operations––net of tax	$10,559	$260	$10,708	$509

(a)	Includes the Animal Health (Zoetis) business for all periods presented and the Nutrition business for the three and six months ended July 1, 2012.

(b)
Includes a deferred tax benefit of $26 million and a deferred tax expense of $41 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and a deferred tax benefit of $19 million and a deferred tax expense of $20 million for the six months ended June 30, 2013 and July 1, 2012, respectively. These deferred tax provisions include deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries indefinitely.

(c)	Reflects income taxes resulting from certain legal entity reorganizations.

The following table provides the components of Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations:

(MILLIONS OF DOLLARS)	June 30, 2013	December 31, 2012
Accounts receivable, less allowance for doubtful accounts	$—	$922
Inventories	—	1,137
Other current assets	—	550
Property, plant and equipment, less accumulated depreciation	100	1,318
Goodwill	—	1,011
Identifiable intangible assets, less accumulated amortization	—	867
Other noncurrent assets	—	139
Assets of discontinued operations and other assets held for sale	$100	$5,944
Current liabilities	$—	$874
Other liabilities	21	568
Liabilities of discontinued operations	$21	$1,442

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the six months ended June 30, 2013 and July 1, 2012.

C. Collaborative Arrangement

Collaboration for ertugliflozin

On April 29, 2013, we announced that we had entered into a worldwide, except Japan, collaboration agreement with Merck & Co., Inc. (Merck) for the development and commercialization of Pfizer's ertugliflozin (PF-04971729), an investigational oral sodium glucose cotransporter (SGLT2) inhibitor being evaluated for the treatment of type 2 diabetes. Under the terms of the agreement, we will collaborate with Merck on the clinical development and commercialization of ertugliflozin, and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets. Merck will continue to retain the rights to its existing portfolio of sitagliptin-containing products. Through June 30, 2013, we received payments totaling $60 million and we will be eligible for additional payments associated with the achievement of future clinical, regulatory and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commercial milestones. The payments received to date have been deferred and will be recognized in Other (income)/deductions––net over a multi-year period. We will share potential revenues and certain costs with Merck on a 60%/40% basis, with Pfizer having the 40% share. Each party has the right to terminate the agreement at certain times under certain circumstances, with various resulting rights and obligations depending on the nature of the termination. In addition, Merck has the right to terminate the agreement at any time up to the commencement of the first Phase III clinical trial.

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

In connection with our contributions in the first quarter of 2013, we recognized a pre-tax gain of approximately $459 million in Other (income)/deductions––net, reflecting the transfer of the business to Hisun Pfizer (including an allocation of goodwill from our Emerging Markets reporting unit as part of the carrying amount of the business transferred). Since we hold a 49% interest in Hisun Pfizer, we have an indirect retained interest in the contributed assets; as such, 49% of the gain, or $225 million, represents the portion of the gain associated with that indirect retained interest.

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

We are accounting for our interest in Hisun Pfizer as an equity-method investment, due to the significant influence we have over the operations of Hisun Pfizer through our board representation, minority veto rights and 49% voting interest. Our investment in Hisun Pfizer is reported as a private equity investment in Long-term investments, and our share of Hisun Pfizer's income and expenses is recorded in Other (income)/deductions––net. As of June 30, 2013, the carrying value of our investment in Hisun Pfizer is approximately $1.4 billion, and the amount of our underlying equity in the net assets of Hisun Pfizer is approximately $700 million. The excess of the carrying value of our investment over our underlying equity in the net assets of Hisun Pfizer has been allocated, within the investment account, to goodwill and other intangible assets. The amount allocated to other intangible assets is being amortized into Other (income)/deductions––net over an average estimated useful life of 25 years.

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

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Restructuring charges(a):
Employee terminations	$136	$43	$115	$307
Asset impairments	12	28	115	246
Exit costs	2	8	15	20
Total restructuring charges	150	79	245	573
Integration costs(b)	33	105	69	200
Restructuring charges and certain acquisition-related costs	183	184	314	773
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	58	54	91	130
Selling, informational and administrative expenses	8	5	19	6
Research and development expenses	3	—	94	259
Total additional depreciation––asset restructuring	69	59	204	395
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	5	4	11	4
Selling, informational and administrative expenses	34	14	65	30
Research and development expenses	7	37	9	85
Total implementation costs	46	55	85	119
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$298	$298	$603	$1,287

(a)
From the beginning of our cost-reduction/productivity initiatives in 2005 through June 30, 2013, Employee termination costs represent the expected reduction of the workforce by approximately 63,300 employees, mainly in manufacturing and sales and research, of which

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately 56,000 employees have been terminated as of June 30, 2013. For the six months ended June 30, 2013, substantially all employee termination costs represents additional costs with respect to approximately 1,100 employees.
The restructuring charges in 2013 are associated with the following:

•
For the three months ended June 30, 2013, Primary Care operating segment ($21 million), Specialty Care and Oncology operating segment ($13 million), Established Products and Emerging Markets operating segment ($19 million), Consumer Healthcare operating segment ($1 million), research and development operations ($12 million), manufacturing operations ($80 million) and Corporate ($4 million).

•
For the six months ended June 30, 2013, Primary Care operating segment ($17 million), Specialty Care and Oncology operating segment ($19 million), Established Products and Emerging Markets operating segment ($30 million), Consumer Healthcare operating segment ($1 million), research and development operations ($15 million), manufacturing operations ($82 million) and Corporate ($81 million).

The restructuring charges in 2012 are associated with the following:

•
For the three months ended July 1, 2012, Primary Care operating segment ($35 million income), Specialty Care and Oncology operating segment ($16 million), Established Products and Emerging Markets operating segment ($1 million), Consumer Healthcare operating segment ($9 million), research and development operations ($13 million), manufacturing operations ($15 million) and Corporate ($60 million).

•
For the six months ended July 1, 2012, Primary Care operating segment ($32 million income), Specialty Care and Oncology operating segment ($19 million), Established Products and Emerging Markets operating segment ($4 million), Consumer Healthcare operating segment ($13 million), research and development operations ($25 million), manufacturing operations ($166 million) and Corporate ($378 million).

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:

(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2012(a)	$1,734	$—	$152	$1,886
Provision	115	115	15	245
Utilization and other(b)	(529)	(115)	(53)	(697)
Balance, June 30, 2013(c)	$1,320	$—	$114	$1,434

(a)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($720 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($823 million) and Other noncurrent liabilities ($611 million).

Total restructuring charges incurred from the beginning of our cost-reduction/productivity initiatives in 2005 through June 30, 2013 were $15.9 billion.

The asset impairment charges included in restructuring charges for the six months ended June 30, 2013 primarily relate to assets held for sale and are based on an estimate of fair value, which was determined to be lower than the carrying value of the assets prior to the impairment charge.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides additional information about the long-lived assets that were impaired during the first six months of 2013 in Restructuring charges and certain acquisition-related costs:

	Fair Value(a)				Six Months Ended June 30, 2013
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Assets held for sale(b)	$84	$—	$84	$—	$64
Assets abandoned/demolished	—	—	—	—	51
Long-lived assets	$84	$—	$84	$—	$115

(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects property, plant and equipment and other long-lived held-for-sale assets written down to their fair value, less costs to sell of $2 million (a net of $82 million), in the first six months of 2013. Fair value was determined primarily using a market approach, with various inputs, such as recent sales transactions.

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest income(a)	$(102)	$(85)	$(197)	$(166)
Interest expense(a)	356	378	727	768
Net interest expense	254	293	530	602
Royalty-related income	(120)	(103)	(183)	(194)
Patent litigation settlement income(b)	(1,351)	—	(1,351)	—
Other legal matters, net(c)	(12)	473	(95)	1,287
Gain associated with the transfer of certain product rights to an equity-method investment(d)	31	—	(459)	—
Net gain on asset disposals	(28)	(17)	(54)	(24)
Certain asset impairment charges(e)	127	78	525	510
Costs associated with the Zoetis IPO(f)	—	29	18	61
Other, net	29	(65)	144	85
Other (income)/deductions––net	$(1,070)	$688	$(925)	$2,327

(a)
Interest income increased in the second quarter and first six months of 2013 due to higher cash and investment balances. Interest expense decreased in the second quarter and first six months of 2013 due to lower debt balances and the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
Reflects income from a litigation settlement with Teva Pharmaceuticals Industries Ltd. (Teva) and Sun Pharmaceutical Industries, Limited (Sun) for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the United States. As of June 30, 2013, the receivables from Teva and Sun are included in Taxes and other current assets ($1.7 billion) and Taxes and other noncurrent assets ($128 million). In addition, we have recorded an associated payable to Takeda Pharmaceutical Company Limited (Takeda) in Other current liabilities ($460 million) as certain payments due to Takeda will be sent to us on their behalf. For additional information, see Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation.

(c)
In the first six months of 2013, primarily includes an $80 million insurance recovery related to a certain litigation matter. In the second quarter and first six months of 2012, primarily includes charges for hormone-replacement therapy litigation. The first six months of 2012 also includes a $450 million charge in connection with an agreement-in-principle to settle a lawsuit by Brigham Young University related to Celebrex (which was ultimately settled for that amount). For additional information, see Note 12. Commitments and Contingencies.

(d)
In the first six months of 2013, represents the gain associated with the transfer of certain product rights to our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

(e)
In the first six months of 2013, includes intangible asset impairment charges of $489 million, primarily reflecting (i) $394 million of developed technology rights (for use in the development of bone and cartilage) acquired in connection with our acquisition of Wyeth, and (ii) $81 million related to two in-process research and development (IPR&D) compounds. The intangible asset impairment charges for

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2013 reflect, among other things, updated commercial forecasts. The impairment charges for the first six months of 2013 are associated with the following: Specialty Care ($394 million), Worldwide Research and Development ($43 million), Primary Care ($38 million) and Consumer Healthcare ($14 million). In addition, the first six months of 2013 includes charges of approximately $36 million for certain private company investments.
In the first six months of 2012, includes intangible asset impairment charges of $449 million, reflecting (i) $305 million of IPR&D, substantially all related to assets that targeted autoimmune and inflammatory diseases (full write-off), (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, a cough suppressant, and (iii) $99 million related to three developed technology rights. Most of these impairment charges relate to intangible assets that were acquired as part of our acquisition of Wyeth. The intangible asset impairment charges for 2012 reflect, among other things, the impact of new scientific findings, updated commercial forecasts and an increased competitive environment specifically for Robitussin. The impairment charges for the first six months of 2012 are associated with the following: Worldwide Research and Development ($297 million); Consumer Healthcare ($45 million); Established Products ($45 million); Primary Care ($43 million) and Specialty Care ($19 million). In addition, the first six months of 2012 includes charges of approximately $61 million for certain investments. These investment impairment charges reflect the difficult global economic environment.

(f)
Costs incurred in connection with the IPO of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

The asset impairment charges included in Other (income)/deductions––net for the first six months of 2013 primarily relate to identifiable intangible assets and are based on estimates of fair value.

The following table provides additional information about the significant intangible assets that were impaired during the first six months of 2013 in Other (income)/deductions––net:

	Fair Value(a)				Six Months Ended June 30, 2013
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Developed technology rights(b)	$564	$—	$—	$564	$394
Intangible assets––IPR&D(b)	220	—	—	220	81
Total	$784	$—	$—	$784	$475

(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects intangible assets written down to their fair value in the first six months of 2013. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 33.3% for the second quarter of 2013, compared to 28.2% for the second quarter of 2012, and was 31.8% for the first six months of 2013, compared to 28.4% for the first six months of 2012. The effective tax rate for the second quarter of 2013 was unfavorably impacted by (i) the tax rate associated with the patent litigation settlement income and (ii) the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the extension of the U.S. R&D tax credit, which was signed into law in January 2013 (U.S. R&D tax credit). The effective tax rate for the first six months of 2013 was unfavorably impacted by (i) the tax rate associated with the patent litigation settlement income, (ii) the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our equity-method investment in China and (iii) the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the extension of the U.S. R&D tax credit (resulting in the full-year benefit of the 2012 R&D tax credit and a portion of the 2013 R&D tax credit being recorded in the first six months of 2013). For additional information about the patent litigation settlement income, see Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation. For additional information about the transfer of certain product rights to our equity-method

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investment in China, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

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

The United States is one of our major tax jurisdictions, and we are regularly audited by the U.S. Internal Revenue Service (IRS):

•	With respect to Pfizer Inc., tax years 2009 and 2010 are currently under audit. Tax years 2011-2013 are open, but not under audit. All other tax years are closed.

•	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Taxes on Items of Other Comprehensive Loss

The following table provides the components of tax provision/(benefit) on Other comprehensive loss:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Foreign currency translation adjustments(a)	$19	$(30)	$90	$37
Unrealized holding gains/(losses) on derivative financial instruments	104	(216)	(53)	(57)
Reclassification adjustments for realized (gains)/losses	(55)	133	89	18
	49	(83)	36	(39)
Unrealized holding gains/(losses) on available-for-sale securities	35	(1)	48	13
Reclassification adjustments for realized (gains)/losses	(3)	(2)	(5)	5
	32	(3)	43	18
Benefit plans: actuarial gains/(losses)	5	(118)	11	(118)
Reclassification adjustments related to amortization	52	41	106	85
Reclassification adjustments related to curtailments/settlements, net	16	(4)	36	39
Foreign currency translation adjustments and other	21	18	58	17
	94	(63)	211	23
Benefit plans: prior service (costs)/credits and other	2	8	1	8
Reclassification adjustments related to amortization	(6)	(6)	(12)	(14)
Reclassification adjustments related to curtailments/settlements, net	(1)	(28)	(4)	(32)
Other	(2)	—	(2)	(2)
	(7)	(26)	(17)	(40)
Tax provision/(benefit) on other comprehensive loss	$187	$(205)	$363	$(1)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

Note 6. Certain Changes in Total Equity

The change in Additional paid-in capital in the first six months of 2013 reflects, among other things, the impact of share-based payment transactions and an increase of approximately $2.3 billion related to the completion of an IPO for a 19.8% interest in Zoetis, our former Animal Health subsidiary, in the first quarter of 2013. The Zoetis-related increase represents the excess of the consideration received over the book value of our divested interest, which was recorded in Additional paid-in capital as we retained control over Zoetis immediately after the IPO transaction. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

The change in Treasury stock in the first six months of 2013 reflects, among other things, an increase of approximately $7.9 billion related to common stock acquired for cash and an increase of approximately $11.4 billion related to the divestment of the remaining 80.2% interest in Zoetis in the second quarter of 2013 through an exchange offer. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the changes, net of tax, in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(177)	$(88)	$163	$(6,110)	$259	$(5,953)
Other comprehensive income/(loss)(a)	(942)	59	25	370	(24)	(512)
Balance, June 30, 2013	$(1,119)	$(29)	$188	$(5,740)	$235	$(6,465)

(a)	Amounts do not include foreign currency translation loss of $24 million attributable to noncontrolling interests for the first six months of 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:

(MILLIONS OF DOLLARS)	June 30, 2013	December 31, 2012
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$118	$142
Available-for-sale debt securities(c)	41,397	32,584
Available-for-sale money market funds(d)	2,457	1,727
Available-for-sale equity securities, excluding money market funds(c)	413	263
Derivative financial instruments in receivable positions(e):
Interest rate swaps	653	1,036
Foreign currency swaps	354	194
Foreign currency forward-exchange contracts	294	152
	45,686	36,098
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (f)	1,387	1,459
Private equity securities, carried at equity-method or at cost(f), (g)	2,374	1,239
	3,761	2,698
Total selected financial assets	$49,447	$38,796
Financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(h):
Foreign currency swaps	$704	$428
Interest rate swaps	196	33
Foreign currency forward-exchange contracts	60	243
	960	704
Other financial liabilities(i)
Short-term borrowings, carried at historical proceeds, as adjusted(f)	5,214	6,424
Long-term debt, carried at historical proceeds, as adjusted(j), (k)	31,532	31,036
	36,746	37,460
Total selected financial liabilities	$37,706	$38,164

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

(d)
Includes $434 million as of June 30, 2013 and $408 million as of December 31, 2012 of money market funds held in trust in connection with the asbestos litigation involving Quigley Company, Inc., a wholly owned subsidiary.

(e)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $116 million as of June 30, 2013; and, foreign currency forward-exchange contracts with fair values of $102 million as of December 31, 2012.

(f)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 30, 2013 or December 31, 2012. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities at cost are based on Level 3 inputs, using a market approach.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $162 million and foreign currency forward-exchange contracts with fair values of $52 million as of June 30, 2013; and, foreign currency forward-exchange contracts with fair values of $141 million and foreign currency swaps with fair values of $129 million as of December 31, 2012.

(i)	Some carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.

(j)	Includes foreign currency debt with fair values of $699 million as of June 30, 2013 and $809 million as of December 31, 2012, which are used as hedging instruments.

(k)
The fair value of our long-term debt (not including the current portion of long-term debt) is $36.6 billion as of June 30, 2013 and $37.5 billion as of December 31, 2012. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:

(MILLIONS OF DOLLARS)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$764	$947
Short-term investments	31,275	22,318
Long-term investments	16,107	14,149
Taxes and other current assets(a)	383	296
Taxes and other noncurrent assets(b)	918	1,086
	$49,447	$38,796
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,214	$6,424
Other current liabilities(c)	72	330
Long-term debt	31,532	31,036
Other noncurrent liabilities(d)	888	374
	$37,706	$38,164

(a)
As of June 30, 2013, derivative instruments at fair value include foreign currency forward-exchange contracts ($294 million), interest rate swaps ($74 million), and foreign currency swaps ($15 million) and, as of December 31, 2012, include foreign currency forward-exchange contracts ($152 million) and foreign currency swaps ($144 million).

(b)
As of June 30, 2013, derivative instruments at fair value include interest rate swaps ($579 million) and foreign currency swaps ($339 million) and, as of December 31, 2012, include interest rate swaps ($1 billion) and foreign currency swaps ($50 million).

(c)
At June 30, 2013, derivative instruments at fair value include foreign currency forward-exchange contracts ($60 million) and foreign currency swaps ($12 million) and, as of December 31, 2012, include foreign currency forward-exchange contracts ($243 million) and foreign currency swaps ($87 million).

(d)
At June 30, 2013, derivative instruments at fair value include foreign currency swaps ($692 million) and interest rate swaps ($196 million) and, as of December 31, 2012, include foreign currency swaps ($341 million) and interest rate swaps ($33 million).

In addition, we have long-term receivables where the determination of fair value employs discounted future cash flows, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The differences between the estimated fair values and carrying values of these receivables were not significant as of June 30, 2013 or December 31, 2012.

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:

	Years
		Over 1	Over 5	June 30, 2013
(MILLIONS OF DOLLARS)	Within 1	to 5	to 10	Total
Available-for-sale debt securities
Western European, Scandinavian and other government debt(a)	$19,293	$2,082	$—	$21,375
Corporate debt(b)	1,976	4,019	1,621	7,616
Western European, Scandinavian, Australian and other government agency debt(a)	2,983	393	—	3,376
Reverse repurchase agreements(c)	2,097	—	—	2,097
Supranational debt(a)	1,071	762	—	1,833
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	14	1,733	—	1,747
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	326	1,045	330	1,701
U.S. government debt	1,187	449	16	1,652
Held-to-maturity debt securities
Certificates of deposit and other	1,059	327	1	1,387
Total debt securities	$30,006	$10,810	$1,968	$42,784

(a)	All issued by above-investment-grade governments, government agencies or supranational entities, as applicable.

(b)	Largely issued by above-investment-grade institutions in the financial services sector.

(c)	Involving U.S. government securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $1.3 billion and $2.7 billion as of June 30, 2013 and December 31, 2012, respectively.

D. Long-Term Debt

On June 3, 2013, we completed a public offering of $4.0 billion aggregate principal amount of senior unsecured notes. In addition, we repaid at maturity our 3.625% senior unsecured notes that were due June 2013, which had a balance of $2.4 billion at December 31, 2012.

The following table provides the components of the senior unsecured long-term debt issued in the second quarter of 2013:

		As of
		June 30,
(MILLIONS OF DOLLARS)	Maturity Date	2013
1.50%(a)	June 2018	$1,000
3.00%(b)	June 2023	1,000
0.90%(a)	January 2017	750
4.30%(b)	June 2043	750
Three-month London Interbank Offering Rate (LIBOR) plus 0.30%	June 2018	500
Total long-term debt issued in the second quarter of 2013		$4,000

(a)
Instrument is callable by us at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate, plus 0.10% plus, in each case, accrued and unpaid interest.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)
Instrument is callable by us at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate, plus 0.15% plus, in each case, accrued and unpaid interest.

The following table provides the maturity schedule of our Long-term debt outstanding as of June 30, 2013:

(MILLIONS OF DOLLARS)	2014	2015	2016	2017	After 2017	Total
Maturities	$1,247	$2,934	$4,395	$2,654	$20,302	$31,532

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of June 30, 2013, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $42.2 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound, Canadian dollar and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.3 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of June 30, 2013, the aggregate notional amount of interest rate derivative financial instruments is $15.9 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) recognized to hedge or offset operational foreign exchange or interest rate risk:

	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCL (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCL into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$262	$(646)	$132	$(432)

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	(1)	16	(53)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(21)	190	—	—	—	—
Foreign currency swaps	5	6	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	34	(27)	—	—
All other net	—	3	1	(4)	—	5
	$(16)	$198	$313	$(730)	$132	$(427)
Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$—	$—	$(155)	$(218)	$(249)	$(132)

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	(3)	(3)	139	73	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	128	64	—	—	—	—
Foreign currency swaps	1	(17)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	97	23	—	—
All other net	—	1	1	5	—	5
	$126	$45	$82	$(117)	$(249)	$(127)

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. OCL = Other comprehensive loss, included in the condensed consolidated statements of comprehensive income.

(b)	Also includes gains and losses attributable to the hedged risk in fair value hedge relationships.

(c)	There was no significant ineffectiveness for any period presented.

(d)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive loss––Unrealized holding gains/(losses) on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive loss––Foreign currency translation adjustments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of June 30, 2013, the aggregate fair value of these derivative instruments that are in a net liability position is $218 million, for which we have posted collateral of $197 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on June 30, 2013, we would have been required to post an additional $23 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of June 30, 2013, we had $3.0 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. For details about our investments, see Note 7B. Financial Instruments: Investments in Debt Securities.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. For information about our financial instruments (excluding the impact of collateral), see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities and Note 7B. Financial Instruments: Investments in Debt Securities above. For information about the collateral posted on our derivative instruments, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities above. As of June 30, 2013, we received cash collateral of $899 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:

(MILLIONS OF DOLLARS)	June 30, 2013	December 31, 2012
Finished goods	$2,567	$2,254
Work-in-process	3,139	3,374
Raw materials and supplies	576	448
Inventories	$6,282	$6,076
Noncurrent inventories not included above(a)	$540	$612

(a)	Included in Taxes and other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:

(MILLIONS OF DOLLARS)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Consumer Healthcare	Total
Balance, December 31, 2012	$6,152	$16,885	$18,603	$2,021	$43,661
Derecognition(a)	—	—	(292)	—	(292)
Other(b)	(129)	(382)	(422)	(5)	(938)
Balance, June 30, 2013	$6,023	$16,503	$17,889	$2,016	$42,431

(a)
Reflects the goodwill derecognized as part of the transfer of certain product rights, which constituted a business, to our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

(b)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:

	June 30, 2013			December 31, 2012
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$71,748	$(39,162)	$32,586	$72,349	$(36,895)	$35,454
Brands	1,651	(732)	919	1,657	(693)	964
License agreements and other	897	(691)	206	914	(642)	272
	74,296	(40,585)	33,711	74,920	(38,230)	36,690
Indefinite-lived intangible assets
Brands	7,476	—	7,476	7,787	—	7,787
In-process research and development	589	—	589	669	—	669
	8,065	—	8,065	8,456	—	8,456
Identifiable intangible assets(a)	$82,361	$(40,585)	$41,776	$83,376	$(38,230)	$45,146

(a)
The decrease is primarily related to amortization, asset impairment charges and the transfer of certain product rights to our equity-method investment in China. For additional information about the asset impairment charges, see Note 4. Other (Income)/Deductions—Net. For additional information about the transfer of certain product rights, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

As of June 30, 2013, our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:

•	Developed Technology Rights: Specialty Care (67%); Established Products (19%); Primary Care (13%); and Oncology (1%);

•	Brands, finite-lived: Consumer Healthcare (73%); and Established Products (27%);

•	Brands, indefinite-lived: Consumer Healthcare (69%); and Established Products (31%); and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	IPR&D: Worldwide Research and Development (57%); Established Products (23%); Specialty Care (12%) and Primary Care (8%).

There are no percentages for our Emerging Markets business unit as it is a geographic-area unit, not a product-based unit. The carrying value of the assets associated with our Emerging Markets business unit is included within the assets associated with the other four biopharmaceutical business units.

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.2 billion for the second quarter of 2013 and $1.3 billion for the second quarter of 2012, and $2.5 billion for the first six months of 2013 and $2.8 billion for the first six months of 2012.

Impairment Charges

For information about impairments of intangible assets, see Note 4. Other (Income)/Deductions––Net.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:

	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Three Months Ended
Net periodic benefit cost:
Service cost	$75	$90	$6	$9	$51	$50	$15	$17
Interest cost	167	175	13	15	92	100	41	45
Expected return on plan assets	(251)	(246)	—	—	(99)	(106)	(13)	(14)
Amortization of:
Actuarial losses	89	77	14	10	35	17	12	9
Prior service credits	(1)	(3)	—	—	(1)	(2)	(11)	(12)
Curtailments and settlements––net	33	(18)	6	(3)	2	3	(2)	(12)
Special termination benefits	—	2	—	5	1	1	—	2
	$112	$77	$39	$36	$81	$63	$42	$35
Six Months Ended
Net periodic benefit cost:
Service cost	$152	$186	$13	$19	$105	$101	$31	$35
Interest cost	335	358	27	32	187	200	83	91
Expected return on plan assets	(504)	(491)	—	—	(202)	(211)	(27)	(23)
Amortization of:
Actuarial losses	179	157	27	21	72	34	23	17
Prior service credits	(3)	(6)	(1)	(1)	(3)	(3)	(22)	(24)
Curtailments and settlements––net	62	26	28	10	5	(7)	(9)	(23)
Special termination benefits	—	7	—	15	2	3	—	4
	$221	$237	$94	$96	$166	$117	$79	$77

(a)
The decrease in net periodic benefit costs for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, for our U.S. qualified plans was primarily driven by lower service cost resulting from the decision in 2012 to freeze the defined benefit plans in the U.S. and Puerto Rico, lower settlement activity and greater expected return on plan assets resulting from a higher plan asset base, partially offset by the curtailment gain in the second quarter of 2012 resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico. Also, the decrease in the discount rate resulted in lower interest costs, as well as an increase in the amounts amortized for actuarial losses.

(b)
The decrease in net periodic benefit costs for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits in 2012 and lower service cost resulting from the decision in 2012 to freeze the defined benefit plans in the U.S. and Puerto Rico, partially offset by higher settlement activity and the curtailment gain in the second quarter of 2012 resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico.

(c)
The increase in net periodic benefit costs for the six months ended June 30, 2013, compared to the six months ended July 1, 2012, for our international pension plans was primarily driven by an increase in the amounts amortized for actuarial losses resulting from decreases in discount rates and the curtailment gain for our German pension plans in 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the six months ended June 30, 2013, we contributed from our general assets: $123 million to our U.S. supplemental (non-qualified) pension plans, $156 million to our international pension plans and $115 million to our postretirement plans. We did not make a contribution to our U.S. qualified pension plans during the first six months of 2013.

During 2013, we expect to contribute from our general assets a total of $193 million to our U.S. supplemental (non-qualified) pension plans, $336 million to our international pension plans and $246 million to our postretirement plans. We do not expect to make contributions to our U.S. qualified pension plans during 2013. Contributions expected to be made for 2013 are inclusive of amounts contributed during the six months ended June 30, 2013. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share:

	Three Months Ended		Six Months Ended
(IN MILLIONS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
EPS Numerator––Basic
Income from continuing operations	$3,575	$3,000	$6,191	$4,554
Less: Net income attributable to noncontrolling interests	10	7	19	16
Income from continuing operations attributable to Pfizer Inc.	3,565	2,993	6,172	4,538
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,565	2,993	6,171	4,537
Discontinued operations––net of tax	10,559	260	10,708	509
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	25	—	39	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	10,534	260	10,669	509
Net income attributable to Pfizer Inc. common shareholders	$14,099	$3,253	$16,840	$5,046
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,565	$2,993	$6,172	$4,538
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	10,534	260	10,669	509
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$14,099	$3,253	$16,841	$5,047
EPS Denominator
Weighted-average number of common shares outstanding––Basic	7,042	7,476	7,115	7,506
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	75	61	70	64
Weighted-average number of common shares outstanding––Diluted	7,117	7,537	7,185	7,570
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	44	216	44	216

(a)
These common stock equivalents were outstanding for the six months ended June 30, 2013 and July 1, 2012, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. (Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the U.S. Food and Drug Administration (FDA) seeking approval to market a generic version of Viagra. Teva Pharmaceutical Industries subsequently was dismissed from this action. Teva USA asserts the invalidity and non-infringement of the Viagra use patent, which (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil) expires in 2020. In August 2011, the court ruled that our Viagra use patent is valid and infringed, thereby preventing Teva USA from receiving FDA approval for a generic version of Viagra and from marketing its generic product in the U.S. before 2020. In September 2011, Teva USA appealed the decision to the U.S. Court of Appeals for the Federal Circuit. We and Teva USA have entered into an agreement to settle this litigation that will become effective upon the satisfaction of certain conditions, including court approval.

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

Protonix (pantoprazole sodium)
Wyeth has a license to market Protonix in the U.S. from Nycomed GmbH (Nycomed), which owns the patents relating to Protonix. Nycomed was acquired by Takeda Pharmaceutical Company Limited (Takeda) in 2011. The basic patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011.

In June 2013, Pfizer announced a settlement of Pfizer's and Takeda's patent-infringement action against Teva Pharmaceutical Industries and Sun Pharmaceutical Industries Ltd. (Sun) in the U.S. District Court for the District of New Jersey that provides for the payment of a total of $2.15 billion by the two generic companies. In that action, Pfizer and Takeda sought compensation for damages resulting from Teva Pharmaceutical Industries' and Sun's "at-risk" launches of Protonix in the U.S. prior to the expiration of the basic patent. Pursuant to the settlement agreement, Teva Pharmaceutical Industries will pay $800 million in the second half of 2013 and an additional $800 million by October 2014, and Sun will pay $550 million in 2013. Pfizer is entitled to 64% and Takeda is entitled to 36% of the settlement proceeds.

Separately, Wyeth and Nycomed were defendants in purported class actions in the U.S. District Court for the District of New Jersey that alleged violation of antitrust laws in connection with the procurement and enforcement of the patents for Protonix. These actions had been stayed pending resolution of the underlying patent litigation discussed above. In July 2013, after the settlement and dismissal of the underlying patent litigation, these purported class actions were dismissed with the consent of the parties.

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

Toviaz (fesoterodine)
We have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH, which owns the patents relating to Toviaz.

Beginning in May 2013, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. Beginning in June 2013, we filed actions against all of those generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement of five of our patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022.

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

In March 2011, Pfizer entered into a settlement agreement with a committee (the Ad Hoc Committee) representing approximately 40,000 claimants in the Quigley bankruptcy proceeding (the Ad Hoc Committee claimants). Consistent with the charges previously recorded with respect to Quigley, the principal provisions of the settlement agreement provide for a settlement payment in two installments and other consideration, as follows:

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

Following the execution of the settlement agreement with the Ad Hoc Committee, Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011, which it amended in June 2012. In August 2012, the Bankruptcy Court authorized Quigley to solicit the amended plan of reorganization for acceptance by claimants. The balloting agent's tabulation report filed with the court reflects that the requisite number of asbestos-related claimants cast votes in favor of the revised plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2013, the Bankruptcy Court held a hearing to consider confirmation of the amended reorganization plan and, in July 2013, it entered an order confirming the plan. Subsequently, in July 2013, the District Court entered an order issuing an injunction directing pending and future claims alleging asbestos-related personal injury from exposure to Quigley products to the Trust, subject to any appeal and to the decision of the Second Circuit discussed below. When the amended reorganization plan becomes effective, and consistent with the charges previously recorded with respect to Quigley, we expect to contribute an additional amount of cash and non-cash items (including insurance proceeds and the value of certain debt forgiveness) to Reorganized Quigley and the Trust with a value of approximately $964.5 million. Subject to any appeal, we expect the amended reorganization plan to become effective before the end of this year.

In April 2012, the U.S. Court of Appeals for the Second Circuit affirmed a ruling by the U.S. District Court for the Southern District of New York that the Bankruptcy Court’s preliminary injunction in the Quigley bankruptcy proceeding does not prohibit actions directly against Pfizer Inc. for alleged asbestos-related personal injury from exposure to Quigley products based on the “apparent manufacturer” theory of liability under Pennsylvania law. The Second Circuit’s decision is procedural and does not address the merits of the plaintiffs’ claims under Pennsylvania law. In June 2013, the U.S. Supreme Court denied our petition for certiorari seeking a reversal of the Second Circuit’s decision. As a result, actions pending against Pfizer Inc. for alleged asbestos-related personal injury from exposure to Quigley products based on an “apparent manufacturer” theory of liability are no longer stayed and additional actions might be filed to the extent allowed by the Second Circuit's decision and applicable law.

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

Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of June 30, 2013, approximately 66,500 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

Warner-Lambert and American Optical brought suit in state court in New Jersey against the insurance carriers that provided coverage for the asbestos and other allegedly hazardous materials claims related to American Optical. A majority of the carriers subsequently agreed to pay for a portion of the costs of defending and resolving those claims. The litigation continues against the carriers who have disputed coverage or how costs should be allocated to their policies, and the court held that Warner-Lambert and American Optical are entitled to payment from each of those carriers of a proportionate share of the costs associated with those claims. Under New Jersey law, a special allocation master was appointed to implement certain aspects of the court’s rulings. By late-May 2013, Warner-Lambert and American Optical had agreed to principal settlement terms with all of those remaining carriers regarding their payment of a portion of the past costs and their coverages for a portion of the future costs of defending and resolving the aforementioned claims against American Optical. Final settlement agreements are currently being negotiated, and it is expected that Warner-Lambert's and American Optical's action against the insurance carriers will be dismissed with the consent of the parties in the near future.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In November 2012, several institutional investors that had opted out of the certified class filed three, separate, multi-plaintiff actions in the Southern District of New York against the same defendants named in the consolidated class action, asserting allegations substantially similar to those asserted in the consolidated class action.

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

Various Drugs: Foreign Corrupt Practices Act Compliance
In late February 2013, a shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York, against certain current and former officers and directors of Pfizer. Pfizer is named as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties to the Company as the result of, among other things, inadequate oversight of compliance by Pfizer subsidiaries in various countries outside the U.S. with the U.S. Foreign Corrupt Practices Act. The plaintiff seeks damages in unspecified amounts and other unspecified relief on behalf of Pfizer.

Hormone-Replacement Therapy

•	Personal Injury and Economic Loss Actions

Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the second quarter of 2013, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products). The federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

This litigation consists of individual actions; a few purported statewide class actions; a purported nationwide class action in Canada; a purported province-wide class action in Quebec, Canada; a statewide class action in California; and a nationwide class action in Canada. In March 2011, in an action against Wyeth seeking the refund of the purchase price paid for Wyeth’s hormone-replacement therapy products by individuals in the State of California during the period from January 1995 to January 2003, the U.S. District Court for the Southern District of California certified a class consisting of all individual purchasers of such products in California who actually heard or read Wyeth’s alleged misrepresentations regarding such products. This is the only hormone-replacement therapy action to date against Pfizer and its affiliated companies in the U.S. in which a class has been certified. In addition, in August 2011, in an action against Wyeth seeking damages for personal injury and consumer fraud,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Supreme Court of British Columbia certified a class consisting of all women who were prescribed Premplus and/or Premarin in combination with progestin in Canada between January 1, 1997 and December 1, 2003 and who thereafter were diagnosed with breast cancer.

Pfizer and its affiliated companies have prevailed in many of the hormone-replacement therapy actions that have been resolved to date, whether by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment notwithstanding the verdict; a number of these cases have been appealed by the plaintiffs. Certain other hormone-replacement therapy actions have resulted in verdicts for the plaintiffs and have included the award of compensatory and, in some instances, punitive damages; each of these cases has been appealed by Pfizer and/or its affiliated companies. The decisions in a few of the cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been upheld by the appellate courts, while several other cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been remanded by the appellate courts to their respective trial courts for further proceedings. Trials of additional hormone-replacement therapy actions are scheduled in 2014.

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

As of June 30, 2013, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 98% of the hormone-replacement therapy actions pending against us and our affiliated companies. Since the inception of this litigation, we recorded aggregate charges in previous years with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of approximately $1.7 billion. These charges also include approximately $25 million for the expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, excluding the class actions and purported class actions referred to above. The approximately $25 million charges are an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amounts accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described above, additional charges may be required in the future.

•	Government Inquiries; Action by the State of Nevada

Pfizer and/or its affiliated companies also have received inquiries from various federal and state agencies and officials relating to the marketing of their hormone-replacement products. In November 2008, the State of Nevada filed an action against Pfizer, Pharmacia & Upjohn Company and Wyeth in state court in Nevada alleging that they had engaged in deceptive marketing of their respective hormone-replacement therapy medications in Nevada in violation of the Nevada Deceptive Trade Practices Act. The action seeks monetary relief, including civil penalties and treble damages. In February 2010, the action was dismissed by the court on statute of limitations grounds. In July 2011, the Nevada Supreme Court reversed the dismissal and remanded the case to the district court for further proceedings.

Effexor

•	Personal Injury Actions

A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Effexor. Among other types of actions, the Effexor personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Effexor by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages. In August 2013, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Effexor (Venlafaxine Hydrochloride) Products Liability Litigation MDL-2458) in the U.S. District Court for the Eastern District of Pennsylvania.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Antitrust Actions

Beginning in May 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR, enforcing certain patents for Effexor XR, and entering into a litigation settlement agreement with a generic manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey. In July 2013, the previously disclosed stay of these actions was lifted.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California and Illinois that allege off-label promotion of Neurontin. State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers.

•	Personal Injury Actions

A number of individual lawsuits have been filed against us in various federal and state courts alleging suicide, attempted suicide and other personal injuries as a result of the purported ingestion of Neurontin. Certain of the federal actions have been transferred for consolidated pre-trial proceedings to the same Multi-District Litigation referred to in the first paragraph of the “Neurontin––Off-Label Promotion Actions” section above.

•	Antitrust Action

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

Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal courts against Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy, among others. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor, and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey. Also, the State of West Virginia filed an action in West Virginia state court

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

against Pfizer and Ranbaxy, among others, that asserts claims and seeks relief on behalf of the State of West Virginia and residents of that state that are substantially similar to the claims asserted and the relief sought in the purported class actions described above.

Chantix/Champix
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

Rebif
We have an exclusive collaboration agreement with EMD Serono, Inc. (Serono) to co-promote Rebif, a treatment for multiple sclerosis, in the U.S. In August 2011, Serono filed a complaint in the Philadelphia Court of Common Pleas seeking a declaratory judgment that we are not entitled to a 24-month extension of the Rebif co-promotion agreement, which otherwise would terminate at the end of 2013. We disagree with Serono's interpretation of the agreement and believe that we have the right to extend the agreement to the end of 2015. In October 2011, the court sustained our preliminary objections and dismissed Serono’s complaint. In March 2013, the Superior Court of Pennsylvania affirmed the decision of the Philadelphia Court of Common Pleas dismissing Serono's complaint, thereby upholding our right to extend the Rebif co-promotion agreement to the end of 2015. In May 2013, the Superior Court of Pennsylvania denied Serono's petition seeking reconsideration of the decision.

Various Drugs: Co-Pay Programs
In March 2012, a purported class action was filed against Pfizer in the U.S. District Court for the Southern District of New York. The plaintiffs sought to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs alleged that these programs violate the federal Racketeer Influenced and Corrupt Organization (RICO) Act and federal antitrust law by, among other things, providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payers’ reimbursement costs. The plaintiffs sought treble damages on behalf of the putative class for their excess reimbursement costs allegedly attributable to the co-pay programs as well as an injunction prohibiting us from offering such programs. In July 2012, a substantially similar purported class action was filed against Pfizer in the U.S. District Court for the Southern District of Illinois, which action was stayed in October 2012 pending the outcome of the action in the Southern District of New York. In June 2013, the U.S. District Court for the Southern District of New York granted the plaintiffs' motion to voluntarily dismiss without prejudice the action filed in New York, and the U.S. District Court for the Southern District of Illinois lifted the stay in the action filed in Illinois. Similar purported class actions have been filed against several other pharmaceutical companies.

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

Trade Secrets Action in California
In 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer. Plaintiffs allege that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In 2008, the jury returned a verdict for compensatory damages of approximately $38.7 million. In March 2009, the court awarded prejudgment interest, but declined to award punitive damages. In July 2009, the court granted our motion for a new trial and vacated the jury verdict. In February 2013, the trial court's decision was affirmed by the California Court of Appeal, Sixth Appellate District. In May 2013, the action was remanded for further proceedings to the California Superior Court, Santa Clara County.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation's discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility's main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

In February 2011, King received notice from the U.S. Department of Justice (DOJ) advising that the EPA had requested that the DOJ initiate enforcement action seeking injunctive relief and penalties against King for alleged non-compliance with certain provisions of the federal Clean Air Act at its Bristol, Tennessee manufacturing facility. In June 2013, King entered into a consent decree to resolve this matter. Pursuant to the consent decree, King will pay a civil penalty of $2.2 million to the EPA and the State of Tennessee and undertake certain actions related to the federal Clean Air Act at the Bristol facility.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In 2009, the DOJ filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006, prior to Wyeth's acquisition by Pfizer, violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. We are exploring with the DOJ various ways to resolve this matter.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.

Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our operations through four operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, and Consumer Healthcare. Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources. Generally, products are transferred to the Established Products unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity.

Operating Segments

A description of each of our four operating segments follows:

•
Primary Care operating segment––includes revenues and earnings, as defined by management, from prescription pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this unit in 2013 include Celebrex, Chantix/Champix, Eliquis, Lyrica, Premarin, Pristiq and Viagra (outside Canada and South Korea). All revenues and earnings for such products are allocated to the Primary Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

•	Specialty Care and Oncology operating segment––comprises the Specialty Care business unit and the Oncology business unit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

◦
Specialty Care––includes revenues and earnings, as defined by management, from prescription pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this unit in 2013 include BeneFIX, Enbrel, Genotropin, Geodon (outside the U.S.), the Prevnar/Prevenar family, ReFacto AF, Revatio (outside the U.S.), Tygacil, Vfend (outside the U.S. and South Korea), Vyndaqel (outside the U.S.), Xalatan (outside the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Xeljanz, Xyntha and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

◦
Oncology––includes revenues and earnings, as defined by management, from prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this unit in 2013 include Inlyta, Sutent, Torisel, Xalkori, Mylotarg (in Japan), Bosulif (in the U.S. and European Union (EU)) and Aromasin (in Japan and South Korea). All revenues and earnings for such products are allocated to the Oncology unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

•	Established Products and Emerging Markets operating segment––comprises the Established Products business unit and the Emerging Markets business unit.

◦
Established Products––includes revenues and earnings, as defined by management, from prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. However, in certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in Emerging Markets. Examples of products in this unit in 2013 include Arthrotec, Effexor, Geodon (in the U.S.), Lipitor, Medrol, Norvasc, Protonix, Relpax, Vfend (in the U.S. and South Korea), Xalatan (in the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Zosyn/Tazocin and Viagra (in Canada and South Korea).

◦
Emerging Markets––includes revenues and earnings, as defined by management, from all prescription pharmaceutical products sold in Emerging Markets, including Asia (excluding Japan and South Korea), Latin America, the Middle East, Eastern Europe, Africa, Turkey and Central Europe.

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

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Worldwide Research and Development, which is generally responsible for research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $179 billion as of June 30, 2013 and approximately $186 billion as of December 31, 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected income statement information

The following table provides selected income statement information by reportable segment:

	Revenues		R&D Expenses		Earnings(a)
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Three Months Ended
Reportable Segments:
Primary Care(b)	$3,333	$4,018	$214	$251	$2,071	$2,617
Specialty Care and Oncology	3,777	3,820	316	326	2,696	2,657
Established Products and Emerging Markets(c)	5,000	5,301	105	66	2,813	3,076
Total reportable segments	12,110	13,139	635	643	7,580	8,350
Consumer Healthcare and other business activities(d)	863	829	703	694	(453)	(470)
Reconciling Items:
Corporate(e)	—	—	179	209	(1,466)	(1,589)
Purchase accounting adjustments(f)	—	—	(1)	(2)	(1,108)	(1,153)
Acquisition-related costs(g)	—	—	—	—	(113)	(228)
Certain significant items(h)	—	—	10	37	1,012	(672)
Other unallocated(i)	—	—	4	19	(95)	(58)
	$12,973	$13,968	$1,530	$1,600	$5,357	$4,180
Six Months Ended
Reportable Segments:
Primary Care(b)	$6,571	$8,115	$437	$492	$4,085	$5,287
Specialty Care and Oncology	7,313	7,688	721	699	5,011	5,253
Established Products and Emerging Markets(c)	9,772	10,401	169	139	5,623	6,253
Total reportable segments	23,656	26,204	1,327	1,330	14,719	16,793
Consumer Healthcare and other business activities(d)	1,727	1,609	1,379	1,389	(919)	(1,028)
Reconciling Items:
Corporate(e)	—	—	419	488	(2,825)	(3,341)
Purchase accounting adjustments(f)	—	—	(2)	(3)	(2,327)	(2,586)
Acquisition-related costs(g)	—	—	—	5	(203)	(401)
Certain significant items(h)	—	—	103	339	924	(2,732)
Other unallocated(i)	—	—	14	26	(287)	(346)
	$25,383	$27,813	$3,240	$3,574	$9,082	$6,359

(a)	Income from continuing operations before provision for taxes on income.

(b)
Revenues and Earnings from the Primary Care segment decreased in the three and six months ended June 30, 2013 as compared to the prior year, and earnings as a percentage of revenues also declined, primarily due to the loss of exclusivity for Lipitor in developed Europe and Australia and the subsequent shift in the reporting of Lipitor in those markets to the Established Products business unit, as well as the losses of exclusivity of certain other products in various markets, lower Alliance revenues from Spiriva due to the final-year terms of our co-promotion agreements in the U.S., Australia, Canada and certain European countries and the termination of the co-promotion agreement with Aricept in Japan in December 2012.

(c)
Revenues and Earnings from the Established Products and Emerging Markets segment decreased in the three and six months ended June 30, 2013 as compared to the prior year, primarily due to multi-source generic competition in the U.S. for Lipitor beginning in late-May 2012, partially offset by the addition of products in certain markets that shifted to the Established Products unit from other business

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

units beginning January 1, 2013 and strong volume growth in China. Earnings as a percentage of revenue decreased in the three and six months ended June 30, 2013 as compared to the prior year due to the change in the mix of products.

(d)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the R&D costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(e)
Corporate for R&D expenses includes, among other things, administration expenses and compensation expenses associated with our research and development activities, and for Earnings includes, among other things, administration expenses, interest income/(expense) and certain compensation and other costs not charged to our operating segments.

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
For Earnings in the second quarter of 2013, certain significant items includes: (i) patent litigation settlement income of $1.4 billion, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $185 million, (iii) certain asset impairment charges of $95 million and (iv) other charges of $59 million. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment, Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For Earnings in the second quarter of 2012, certain significant items includes: (i) charges for certain legal matters of $483 million, (ii) certain asset impairment charges of $77 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $70 million, (iv) costs associated with the separation of Zoetis of $29 million and (v) other charges of $13 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For Earnings in the first six months of 2013, certain significant items includes: (i) patent litigation settlement income of $1.4 billion, (ii) the gain associated with the transfer of certain product rights to our equity-method investment in China of $459 million, (iii) net credits for certain legal matters of $100 million, (iv) certain asset impairment charges of $489 million, (v) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $400 million, (vi) other charges of $79 million and (vii) costs associated with the separation of Zoetis of $18 million. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment, Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For Earnings in the first six months of 2012, certain significant items includes: (i) charges for certain legal matters of $1.3 billion, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $886 million, (iii) certain asset impairment charges of $489 million, (iv) costs associated with the separation of Zoetis of $61 million and (v) other charges of $38 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For R&D in all periods presented, certain significant items primarily reflect additional depreciation––asset restructuring and implementation costs.

(i)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

B. Geographic Information

The following table provides revenues by geographic area:

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
United States	$5,090	$5,307	(4)	$10,004	$10,837	(8)
Developed Europe(a)	2,913	3,291	(11)	5,717	6,629	(14)
Developed Rest of World(b)	2,108	2,526	(17)	4,147	4,997	(17)
Emerging Markets(c)	2,862	2,844	1	5,515	5,350	3
Revenues	$12,973	$13,968	(7)	$25,383	$27,813	(9)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.2 billion and $2.5 billion in the second quarter of 2013 and 2012, respectively, and $4.3 billion and $5.0 billion in the first six months of 2013 and 2012, respectively.

(b)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand and South Korea.

(c)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, the Middle East, Eastern Europe, Africa, Turkey and Central Europe.

C. Other Revenue Information

Significant Product Revenues

The following table provides revenues by product:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues from biopharmaceutical products:
Lyrica	$1,134	$1,035	$2,200	$1,990
Prevnar/Prevenar family	969	996	1,896	2,079
Enbrel (Outside the U.S. and Canada)	960	988	1,837	1,887
Celebrex	715	659	1,368	1,293
Lipitor(a)	545	1,220	1,171	2,615
Viagra	484	485	945	981
Zyvox	346	343	688	668
Sutent	312	319	614	619
Norvasc	313	348	614	682
Premarin family	273	274	517	535
BeneFIX	217	193	406	376
Genotropin	198	212	387	407
Vfend	177	178	364	356
Pristiq	177	158	343	309
Chantix/Champix	166	172	332	350
Detrol/Detrol LA	155	205	306	400
Xalatan/Xalacom	147	209	294	436
ReFacto AF/Xyntha	146	138	285	270
Medrol	123	141	236	275
Effexor	125	106	230	235
Zoloft	109	139	225	269
Zithromax/Zmax	83	106	199	229
Zosyn/Tazocin	102	141	189	269
Relpax	94	89	180	174
Fragmin	94	101	180	192
Tygacil	92	86	179	167
Rapamune	86	85	170	167
Cardura	75	91	151	175
Revatio	78	143	150	279
EpiPen	73	92	145	150
Sulperazon	73	71	144	129
Xanax XR	65	69	135	137
Inlyta	71	17	134	24
Aricept(b)	59	84	121	178

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Xalkori	67	23	120	40
Toviaz	65	52	117	98
Caduet	56	58	112	123
BMP2	66	67	111	134
Inspra	59	56	111	105
Unasyn	53	57	109	111
Neurontin	56	62	108	120
Diflucan	60	67	105	124
Somavert	55	49	103	94
Metaxalone/Skelaxin	66	61	96	94
Depo-Provera	54	44	90	77
Xeljanz	22	—	33	—
Alliance revenues(c)	756	862	1,503	1,698
All other biopharmaceutical products	1,839	1,988	3,603	4,084
	12,110	13,139	23,656	26,204
Other revenues:
Consumer Healthcare	800	769	1,611	1,496
Other(d)	63	60	116	113
	$12,973	$13,968	$25,383	$27,813

(a)
Lipitor lost exclusivity in the U.S. in November 2011 and various other major markets in 2011 and 2012. This loss of exclusivity reduced branded worldwide revenues by $657 million in the second quarter of 2013, in comparison with the second quarter of 2012, and by $1.4 billion in the first six months of 2013, in comparison with the first six months of 2012.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)	Includes Enbrel (in the U.S. and Canada), Spiriva, Rebif, Aricept and Eliquis.

(d)	Represents revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 30, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2013, and July 1, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 9, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 52 provides information about the following: our business; our performance during the second quarter and first six months of 2013 and 2012; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2013.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 61 and consists of the following sub-sections:

◦
Revenues. This sub-section, beginning on page 65, provides an analysis of our revenues and products for the second quarter and first six months of 2013 and 2012, as well as an overview of research and development (R&D) expenses and important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 74, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 79, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, beginning on page 79, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 80, provides a discussion of an alternative view of performance used by management.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, on page 84, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 84, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 86, provides an analysis of our cash flows for the first six months of 2013 and 2012.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 87, provides an analysis of selected measures of our liquidity and of our capital resources as of June 30, 2013 and December 31, 2012, as well as a discussion of our outstanding debt and other commitments that existed as of June 30, 2013 and December 31, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, beginning on page 90, discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 91, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A relating to, among other things, our anticipated financial and operating performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Revenues	$12,973	$13,968	(7)	$25,383	$27,813	(9)

Cost of sales	2,242	2,376	(6)	4,505	4,759	(5)
% of revenues	17.3%	17.0%		17.7%	17.1%

Selling, informational and administrative expenses	3,591	3,665	(2)	6,808	7,343	(7)
% of revenues	27.7%	26.2%		26.8%	26.4%

Research and development expenses	1,530	1,600	(4)	3,240	3,574	(9)
% of revenues	11.8%	11.5%		12.8%	12.9%

Amortization of intangible assets	1,140	1,275	(11)	2,359	2,678	(12)
% of revenues	8.8%	9.1%		9.3%	9.6%

Restructuring charges and certain acquisition-related costs	183	184	(1)	314	773	(59)
% of revenues	1.4%	1.3%		1.2%	2.8%

Other (income)/deductions––net	(1,070)	688	*	(925)	2,327	*
Income from continuing operations before provision for taxes on income	5,357	4,180	28	9,082	6,359	43
% of revenues	41.3%	29.9%		35.8%	22.9%

Provision for taxes on income	1,782	1,180	51	2,891	1,805	60
Effective tax rate	33.3%	28.2%		31.8%	28.4%

Income from continuing operations	3,575	3,000	19	6,191	4,554	36
% of revenues	27.6%	21.5%		24.4%	16.4%

Discontinued operations––net of tax	10,559	260	*	10,708	509	*

Net income before allocation to noncontrolling interests	14,134	3,260	*	16,899	5,063	*
% of revenues	108.9%	23.3%		66.6%	18.2%

Less: Net income attributable to noncontrolling interests	39	7	*	54	16	*
Net income attributable to Pfizer Inc.	$14,095	$3,253	*	$16,845	$5,047	*
% of revenues	108.6%	23.3%		66.4%	18.1%

Earnings per common share––basic(a):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.40	28	$0.87	$0.60	45
Discontinued operations––net of tax	1.50	0.03	*	1.50	0.07	*
Net income attributable to Pfizer Inc. common shareholders	$2.00	$0.44	*	$2.37	$0.67	*

Earnings per common share––diluted(a):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.50	$0.40	25	$0.86	$0.60	43
Discontinued operations––net of tax	1.48	0.03	*	1.49	0.07	*
Net income attributable to Pfizer Inc. common shareholders	$1.98	$0.43	*	$2.34	$0.67	*

Cash dividends paid per common share	$0.24	$0.22	9	$0.48	$0.44	9
* Calculation not meaningful.

(a)	EPS amounts may not add due to rounding.
Certain amounts and percentages may reflect rounding adjustments.

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development and manufacture of healthcare products. Our global portfolio includes medicines and vaccines, as well as many of the world’s best-known consumer healthcare products. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies (Alliance revenues).

On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis). The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. In addition, in the condensed consolidated balance sheet as of December 31, 2012, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures and see the “Our Business Development Initiatives”, “Discontinued Operations” and “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A.

On November 30, 2012, we completed the sale of our Nutrition business. The operating results of this business are reported as Income from discontinued operations––net of tax in our condensed consolidated statements of income for the three and six months ended July 1, 2012. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures and see the “Our Business Development Initiatives” and “Discontinued Operations” sections of this MD&A.

Our 2013 Performance

Revenues in the second quarter of 2013 were $13.0 billion, a decrease of 7% compared to the same period in 2012, which reflects an operational decline of $603 million, or 4%, and the unfavorable impact of foreign exchange of $392 million, or 3%. The operational decrease was primarily the result of the loss of exclusivity of Lipitor in developed Europe in the second quarter of 2012, as well as the impact of multi-source generic competition for Lipitor in the U.S. beginning in late-May 2012. Additionally, revenues were negatively impacted by other product losses of exclusivity, the decline in Pfizer's share of Spiriva revenue in certain markets, government purchasing patterns for Prevnar/Prevenar in various markets, and certain other events, primarily within the Emerging Markets business unit as highlighted below. Lipitor and other product losses of exclusivity negatively impacted revenues by approximately $1.1 billion, or 8%, in the second quarter of 2013 compared to the same period in 2012.

Revenues in the first six months of 2013 were $25.4 billion, a decrease of 9% compared to the same period in 2012, which reflects an operational decline of $1.9 billion, or 7%, and the unfavorable impact of foreign exchange of $515 million, or 2%. The operational decrease was primarily the result of the loss of exclusivity of Lipitor in the second quarter of 2012 in developed Europe, as well as the impact of multi-source generic competition for Lipitor in the U.S. beginning in late-May 2012, the loss of exclusivity for Geodon in March 2012 in the U.S., other product losses of exclusivity, the decline in Pfizer's share of Spiriva revenue in certain markets and government purchasing patterns for Prevnar/Prevenar in various markets, which was slightly offset by growth in the Emerging Markets business unit. Lipitor and other product losses of exclusivity negatively impacted revenues by approximately $2.4 billion, or 9%, in the first six months of 2013 compared to the same period in 2012.

Income from continuing operations for the second quarter of 2013 was $3.6 billion, compared to $3.0 billion in the second quarter of 2012, and $6.2 billion in the first six months of 2013, compared to $4.6 billion in the first six months of 2012, primarily reflecting, among other items:

•
patent litigation settlement income of $1.4 billion (pre-tax) in the second quarter of 2013 (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
net charges for other legal matters that were approximately $485 million (pre-tax) lower in the second quarter of 2013 and $1.4 billion (pre-tax) lower in the first six months of 2013 compared to the same periods in 2012 (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	additional benefits generated from our global cost-reduction/productivity initiatives, partially offset by spending to support new product launches;

•	charges related to our non-acquisition related cost-reduction and productivity initiatives that were $486 million (pre-tax) lower in the first six months of 2013 than in the same period in 2012;

•
a gain of $459 million (pre-tax) in the first six months of 2013 associated with the transfer of certain product rights to our equity-method investment in China, Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer) (see also the “Our Business Development Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investments);

•	lower amortization of intangible assets in the first six months of 2013 and in the second quarter of 2013 as compared to the same periods in 2012; and

•
acquisition-related costs that were approximately $115 million (pre-tax) lower in the second quarter of 2013 and $198 million (pre-tax) lower in the first six months of 2013 than in the same periods in 2012, partially offset by:

•	lower revenues, primarily due to the loss of exclusivity of Lipitor, as well as certain other products (see also "Industry-Specific Challenges" section of this MD&A);

•
charges related to our non-acquisition related cost-reduction and productivity initiatives that were approximately $115 million (pre-tax) higher in the second quarter of 2013 compared to the same period in 2012; and

•
higher effective tax rates in the second quarter and first six months of 2013 compared to the same periods in 2012, primarily due to the tax rate associated with the aforementioned patent litigation settlement, and for the first six months of 2013, the gain associated with our equity-method investment in China, Hisun Pfizer, in addition to the aforementioned patent litigation settlement.

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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$103 million in the second quarter of 2013 and $110 million in the second quarter of 2012, and $231 million in the first six months of 2013 and $234 million in the first six months of 2012, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$75 million in the second quarter of 2013 and $78 million in the second quarter of 2012, and $131 million in the first six months of 2013 and $181 million in the first six months of 2012, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

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

Our financial results have been and/or will be adversely impacted by the following:

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

•
Other recent loss of exclusivity impacts––In the U.S., we lost exclusivity for Geodon in March 2012 and Revatio tablet in September 2012. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012 and Australia in July 2012. We lost exclusivity for Aricept in the majority of European markets in February 2012 and April 2012. Caduet lost exclusivity in the majority of European markets in March and May 2012. We lost exclusivity in the U.S. for Detrol IR in June 2012. Detrol IR and Detrol LA lost exclusivity in most European markets in September 2012. Viagra lost exclusivity in major EU markets in June 2013.

•	Aricept—Our rights to Aricept in Japan returned to Eisai Co., Ltd. in December 2012. The Aricept 23mg tablet lost exclusivity in the U.S. in July 2013.

•
Spiriva—Our collaboration with Boehringer Ingelheim (BI) for Spiriva expires on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets and Canada and Australia in early 2013 and in the U.S. in early 2014, which is adversely impacting our 2013 results. We expect to experience a graduated decline in revenues from Spiriva through 2016.

•
Enbrel—Our U.S. and Canada collaboration agreement with Amgen Inc. for Enbrel will expire in October 2013. While we are entitled to royalties for 36 months thereafter, we expect that those royalties will be significantly less than our current share of Enbrel profits from U.S. and Canada sales. Outside the U.S. and Canada, our exclusive rights to Enbrel continue in perpetuity.

•
Rebif—Our collaboration agreement with EMD Serono Inc. to co-promote Rebif in the U.S. will expire at the end of 2015. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.

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

In August 2011, the federal Budget Control Act of 2011 (the Budget Control Act) was enacted in the U.S. The Budget Control Act includes provisions to raise the U.S. Treasury Department's borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Initial deficit-reduction targets included $900 billion of discretionary spending reductions associated with the Department of Health and Human Services and various agencies charged with national security, but those discretionary spending reductions did not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. The Office of Management and Budget (OMB) was responsible for identifying the remaining $1.5 trillion of deficit reductions, which were divided evenly between defense and non-defense spending. Under this OMB review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories were excluded from consideration, but reductions in payments to Medicare providers were made, although these reductions were prohibited by law from exceeding 2% of the originally budgeted amount. Additionally, certain payments to Medicare Part D plans, such as low-income subsidy payments, were exempt from reduction as was all patient cost-sharing under Medicare. As a result, we do not expect that the Budget Control Act will have a material adverse impact on our results of operations. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement for the Budget Control Act could have an adverse impact on our results of operations.
Although the U.S. federal debt ceiling was reached on May 18, 2013, it is estimated by the Congressional Budget Office that measures taken by the U.S. Treasury Department will enable the U.S. federal government to continue meeting its financial obligations until the fall of 2013. If the U.S. federal government fails to suspend enforcement of or to increase the debt ceiling at that time, and, as a result, is unable to satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs, our results of operations could be adversely impacted.

Like other pharmaceutical companies, we are subject to extensive regulation, including inspections of our manufacturing facilities, by national, state and local government agencies in the U.S. and in the other countries in which we operate. In March 2013, we received a warning letter from the FDA with respect to our manufacturing facility in Catania, Italy. The letter raised certain issues related to the inspection of that facility that was conducted by the FDA in 2012 in connection with our application to transfer to Catania the manufacture of Tygacil and the packaging of the 40-gram dosage of Zosyn, both for the U.S. market. We currently manufacture penicillin and non-penicillin antibiotics, as well as methotrexate and diluent for Torisel, at Catania. In June 2013, the FDA accepted our proposed corrective actions in response to the warning letter, subject to a future reinspection.

The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, including the countries that use the euro, and in a number of emerging markets. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we continue to experience pricing pressure in various markets around the world, including in developed European markets, Japan and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products and government-imposed access restrictions in certain countries. In addition, some government agencies and third-party payers use health technology assessments in ways that, at times, lead to lower prices for and restricted access to new medicines.

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

On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 of Venezuelan currency to the U.S. dollar. We incurred a foreign currency loss of $80 million immediately on the devaluation as a result of remeasuring the local balance sheets, and we have experienced and will continue to experience ongoing adverse impacts to earnings as our revenues and expenses will be translated into U.S. dollars at lower rates. We cannot predict whether there will be further devaluations of the Venezuelan currency or devaluations of any other currencies.

Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality by both Standard & Poor’s (S&P) and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. For further discussion of our financial condition, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; in Part II, Item 1A., “Risk Factors”, of this Quarterly Report on Form 10-Q; and in Part I, Item 1A, “Risk Factors,” of our 2012 Annual Report on Form 10-K/A.

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our products and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We continue to work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize access to patients and minimize any adverse impact on our revenues. We remain firmly committed to fulfilling our company's purpose of innovating to bring therapies to patients that significantly improve their lives. By doing so, we expect to create value for the patients we serve and for our shareholders.
Commercial Operations
We currently manage our commercial operations through four operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, and Consumer Healthcare. For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
On July 29, 2013, we announced plans to internally create a new global commercial organization structure. Beginning in fiscal 2014, we will manage our commercial operations through three business segments––the Innovative Products Group (IPG) and the Vaccines, Oncology and Consumer Healthcare Group (VOC) (collectively, the innovative business) and the Value Products Group (VPG or the value business).
A significant change effected by this new structure is the full integration of emerging markets into each business segment. Emerging markets are an important component of our strategy for global leadership, and our new structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets.
Some additional information about each product grouping:

•
Innovative Product Group––IPG will generally comprise medicines within several therapeutic areas that are expected to have market exclusivity beyond 2015. These therapeutic areas include immunology and inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women's/men's health.

•
Vaccines, Oncology and Consumer Healthcare Group––VOC will focus on the development of vaccines and products for oncology and consumer healthcare. Each of the three businesses comprising this group will operate as a separate, global business, requiring distinct specialization in terms of the science, talent and market approach necessary to deliver value to consumers and patients.

•
Value Products Group––VPG will include the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets. Additionally, VPG will include our biosimilars portfolio and current and future established products initiatives, such as our existing agreements with Mylan in Japan, Hisun in China and Teuto in Brazil.

The IPG and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing internal investments and targeted business development designed to maximize the value of our in-line products and ensure a robust pipeline of highly-differentiated product candidates in areas of unmet medical need. In addition, VOC will include our Consumer Healthcare business, which manufactures and markets several well-known brands. The assets to be managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers.
VPG will be expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. VPG will leverage our experience in biologic development, manufacturing and commercialization.
These changes will not be implemented until 2014 to allow for the necessary internal transition process. We will consult, as necessary, with works councils or unions. Beginning with our first-quarter 2014 financial results, we will provide greater financial transparency into our new segments.
Research Operations
We continue to transform our global research and development organization and pursue strategies intended to improve innovation and overall productivity in R&D with the goal of building a sustainable pipeline that will deliver value in the near term and over time.
Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and the system's overall productivity. As such, our research primarily focuses on five high-priority areas that have a mix of small molecules and large molecules-immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. Other areas of focus include rare diseases and biosimilars.
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
For additional information about R&D by operating segment, see the “Research and Development-Research and Development Operations” section of this MD&A.
For additional information about our pending new drug applications and supplemental filings, see the “Research and Development-Product Developments-Biopharmaceutical” section of this MD&A.
For additional information about current and recent restructuring activities, see the “Costs and Expenses-Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.
For additional information about recent transactions and strategic investments that we believe advance our pipeline and maximize the value of our in-line products, see the “Our Business Development Initiatives” section of this MD&A.
Business Development
We continue to build on our broad portfolio of businesses and to expand our R&D pipeline through various business development transactions. For additional information about recent transactions and strategic investments that we believe advance our pipeline and maximize the value of our in-line products, see the “Our Business Development Initiatives” section of this MD&A.
Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access.
In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity.
For additional information about our current efforts to enforce our intellectual property rights, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies-Legal Proceedings––Patent Litigation.

Capital and Expense Management
We seek to maintain a strong balance sheet and robust liquidity so that we continue to have the financial resources necessary to take advantage of prudent commercial, research and business development opportunities and to directly enhance shareholder value through dividends and share repurchases. For additional information about our financial condition, liquidity and capital resources, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
We remain focused on achieving an appropriate cost structure for the Company. For additional information about our cost-reduction and productivity initiatives, see the “Costs and Expenses-Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines––and in emerging markets and established products. Other areas of focus include rare diseases and biosimilars. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

The most significant recent transactions and events are described below:

•
On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis). The full disposition was completed through a series of steps, including the formation of Zoetis, an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and an exchange offer for the remaining 80.2% interest. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

•
On April 29, 2013, we announced that we entered into a worldwide, except Japan, collaboration agreement with Merck & Co., Inc. (Merck) for the development and commercialization of Pfizer's ertugliflozin (PF-04971729), an investigational oral sodium glucose cotransporter (SGLT2) inhibitor being evaluated for the treatment of type 2 diabetes. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Collaborative Arrangement.

•
On September 6, 2012, we and Zhejang Hisun Pharmaceuticals Co., Ltd. formed a new company, Hisun Pfizer, to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. On January 1, 2013, we contributed assets constituting a business to this 49%-owned equity-method investment and recognized a pre-tax gain of approximately $459 million in Other (income)/deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

•
On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

•
On November 27, 2012, we completed our acquisition of NextWave Pharmaceuticals Incorporated (NextWave), a privately held, specialty pharmaceutical company. As a result of the acquisition, we now hold exclusive North American rights to Quillivant XR™ (methylphenidate hydrochloride), the first once-daily liquid medication approved in the U.S. for the treatment of attention deficit hyperactivity disorder. The total consideration for the acquisition was approximately $442 million. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Acquisitions.

•
On October 31, 2012, our equity-method investee, ViiV Healthcare Limited (ViiV), acquired the remaining 50% of Shionogi-ViiV Healthcare LLC, its equity-method investee, from Shionogi & Co., Ltd. (Shionogi) in consideration for a 10% interest in ViiV (newly issued shares) and contingent consideration in the form of future royalties.

•
On August 13, 2012, we announced that we entered into an agreement with AstraZeneca for the global over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. We made an upfront payment of $250 million to AstraZeneca, and AstraZeneca is eligible to receive milestone payments of up to $550 million based on product launches and level of sales as well as royalty payments based on sales. In

June 2013, the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion recommending that the European Commission approve 'Nexium Control' OTC for the short-term treatment of reflux symptoms (including heartburn and acid regurgitation in adults). A new drug application submission for Nexium OTC in the U.S. in a 20mg delayed-release capsule was completed in the first half of 2013.

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

Our Financial Guidance for 2013

As reported on June 24, 2013, we updated our 2013 financial guidance solely to reflect the impact of the Zoetis exchange offer. We noted that, among other things, the impact of the removal of the full-year 2013 financial contribution of Zoetis, as well as the impact of the partial-year benefit from the net reduction in Pfizer's outstanding common stock due to the exchange offer resulted in a $0.04 decrease in the upper and lower ends of our projected range for 2013 Adjusted diluted EPS.

All components of our 2013 financial guidance as reported on June 24, 2013 are affirmed, except that the guidance for Reported diluted EPS has been updated to reflect (i) the gain on disposal of Zoetis, and (ii) the income from a litigation settlement with Teva Pharmaceuticals Industries Ltd. and Sun Pharmaceuticals Industries, Limited for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the U.S.

The following table provides our current financial guidance for 2013:
Revenues	$50.8 to $52.8 billion
Adjusted cost of sales as a percentage of revenues	18.0% to 19.0%
Adjusted selling, informational and administrative expenses	$14.2 to $15.2 billion
Adjusted research and development expenses	$6.1 to $6.6 billion
Adjusted other (income)/deductions	Approximately $800 million
Effective tax rate on adjusted income	Approximately 28.0%
Reported diluted EPS	$3.07 to $3.22
Adjusted diluted EPS	$2.10 to $2.20

For an understanding of Adjusted income and Adjusted diluted EPS (both non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

The current exchange rates assumed in connection with the 2013 financial guidance are a blend of the actual exchange rates in effect through June 2013 and the mid-July 2013 exchange rates for the remainder of the year. The weighted average shares outstanding assumed reflects the net reduction in our common stock outstanding as a result of the Zoetis exchange offer. Since this reduction occurred on June 24, 2013, we will only recognize a partial-year benefit to our Adjusted and Reported diluted EPS guidance.

The following table provides a reconciliation of 2013 Adjusted income and Adjusted diluted EPS guidance to the 2013 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2013 Guidance
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	$14.4 - $15.1	$2.10 - $2.20
Purchase accounting impacts of transactions completed as of June 30, 2013	(3.4)	(0.50)
Acquisition-related costs	(0.4 - 0.5)	(0.06 - 0.07)
Non-acquisition-related restructuring costs	(0.5 - 0.8)	(0.08 - 0.12)
Certain other items incurred through June 30, 2013(c)	0.7	0.10
Discontinued operations(d)	10.7	1.56
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$21.1 - $22.2	$3.07 - $3.22

(a)
Does not assume the completion of any business-development transactions not completed as of June 30, 2013, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of June 30, 2013.

(b)	For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.

(c)
Primarily reflects the income from a litigation settlement with Teva Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Limited for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the United States.

(d)
The financial results of the Animal Health business from January 1, 2013 to June 24, 2013, as well as the gain on disposal of Zoetis, are presented as a discontinued operation. As a result, they have been excluded from all components of the financial guidance, except Reported diluted EPS and Reported net income attributable to Pfizer Inc. Reported diluted EPS and Reported net income guidance includes the gain on disposal of Zoetis, as well as the financial results of the Animal Health business as follows:

•	January 1, 2013 to February 6, 2013: 100% of Zoetis financial results are included;

•	February 7, 2013 to June 24, 2013: 80.2% of Zoetis financial results are included; 19.8% of Zoetis financial results are excluded, as this interest in Zoetis was no longer owned by Pfizer; and

•	June 24, 2013 through December 31, 2013: no actual or projected financial results of Zoetis are included.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

The following table provides worldwide revenues by operating segment, business unit and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	% Change in Revenues
Three Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$3,333	$4,018	$2,107	$2,042	$1,226	$1,976	(17)	3	(38)
Specialty Care	3,378	3,497	1,489	1,493	1,889	2,004	(3)	—	(6)
Oncology	399	323	183	141	216	182	24	30	19
SC&O Operating Segment	3,777	3,820	1,672	1,634	2,105	2,186	(1)	2	(4)
Emerging Markets	2,615	2,620	—	—	2,615	2,620	—	—	—
Established Products	2,385	2,681	959	1,269	1,426	1,412	(11)	(24)	1
EP&EM Operating Segment	5,000	5,301	959	1,269	4,041	4,032	(6)	(24)	—
	12,110	13,139	4,738	4,945	7,372	8,194	(8)	(4)	(10)

Consumer Healthcare	800	769	337	340	463	429	4	(1)	8
Other(a)	63	60	15	22	48	38	5	(32)	26
Total revenues	$12,973	$13,968	$5,090	$5,307	$7,883	$8,661	(7)	(4)	(9)
Six Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$6,571	$8,115	$4,112	$4,043	$2,459	$4,072	(19)	2	(40)
Specialty Care	6,542	7,077	2,852	3,111	3,690	3,966	(8)	(8)	(7)
Oncology	771	611	349	264	422	347	26	32	22
SC&O Operating Segment	7,313	7,688	3,201	3,375	4,112	4,313	(5)	(5)	(5)
Emerging Markets	5,035	4,919	—	—	5,035	4,919	2	—	2
Established Products	4,737	5,482	1,942	2,712	2,795	2,770	(14)	(28)	1
EP&EM Operating Segment	9,772	10,401	1,942	2,712	7,830	7,689	(6)	(28)	2
	23,656	26,204	9,255	10,130	14,401	16,074	(10)	(9)	(10)

Consumer Healthcare	1,611	1,496	715	666	896	830	8	7	8
Other(a)	116	113	34	41	82	72	3	(17)	14
Total revenues	$25,383	$27,813	$10,004	$10,837	$15,379	$16,976	(9)	(8)	(9)

(a)	Represents revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products were $12.1 billion for the second quarter of 2013 and $23.7 billion for the first six months of 2013, reflecting decreases of 8% and 10%, respectively, compared to the same periods in 2012 primarily due to:

•
the decrease in operational revenues of approximately $863 million in the second quarter and $2.0 billion in the first six months of 2013, compared to the same periods in 2012, due to the loss of exclusivity of various products in certain markets, including a decrease of $657 million in the second quarter and $1.4 billion in the first six months of 2013 in operational revenues from branded Lipitor;

•	multi-source generic competition in the U.S. for atorvastatin beginning in late-May 2012;

•
lower operational Alliance revenues of approximately $210 million in the second quarter and $381 million in the first six months of 2013, from Spiriva due to the final-year terms of our co-promotion agreements in the U.S., Australia, Canada and certain European countries, and from Aricept due to the loss of exclusivity in the majority of European markets and the return of our rights to Aricept in Japan to Eisai Co., Ltd., partially offset by an increase of approximately $86 million in the second quarter and $150 million in the first six months of 2013 in operational Alliance revenues from Enbrel and Rebif;

•	the timing of government purchases of Prevnar/Prevenar in various markets; and

•	the unfavorable impact of foreign exchange of $385 million in the second quarter and $511 million in the first six months of 2013, or 3% and 2%, respectively, partially offset by:

•	an increase in operational revenues in developed markets for certain biopharmaceutical products, particularly Lyrica, Inlyta and Xalkori; and

•	an increase in operational revenues in the Emerging Markets unit related to various products.

Geographically,

•
in the U.S., revenues from biopharmaceutical products decreased 4% in the second quarter of 2013 and 9% in the first six months of 2013, compared to the same periods in 2012, primarily reflecting lower revenues from Lipitor, Revatio, Geodon and Detrol/Detrol LA, all due to loss of exclusivity; and lower revenues from the Prevnar/Prevenar family, Zosyn and atorvastatin and from Spiriva (reflecting the final-year terms of our Spiriva co-promotion agreement in the U.S.). The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and lower reductions related to rebates.

•
in our international markets, revenues from biopharmaceutical products decreased 10% in each of the second quarter and first six months of 2013, compared to the same periods in 2012, primarily due to the loss of exclusivity of Lipitor in most of developed Europe and Australia, and Xalatan/Xalacom in the majority of European markets and in Australia, and the unfavorable impact of foreign exchange of 5% in the second quarter of 2013 and 3% in the first six months of 2013. Operationally, revenues decreased 5% in the second quarter of 2013 and 7% in the first six months of 2013, compared to the same periods in 2012. In addition to Lipitor and Xalatan/Xalacom, the decrease in operational revenues was driven by Detrol/Detrol LA and Aricept (direct sales), both due to loss of exclusivity in certain markets, as well as lower Alliance revenues, primarily due to the loss of exclusivity of Aricept in many major European markets and the return of our rights to Aricept in Japan to Eisai Co., Ltd., and lower revenues for Spiriva in certain European countries, Canada and Australia (reflecting the final-year terms of our Spiriva co-promotion agreements relating to those countries), as well as lower revenues for the Prevnar/Prevenar family and Norvasc. The impact of these adverse factors was partially offset by the operational growth of Lyrica, Inlyta and Xalkori.

During both the second quarter and first six months of 2013, international revenues from biopharmaceutical products represented 61% of total revenues from biopharmaceutical products, compared to 62% and 61% in the second quarter and first six months of 2012, respectively.

Primary Care Operating Segment

•
Primary Care unit revenues decreased 17% in the second quarter of 2013 and 19% in the first six months of 2013, compared to the same periods in 2012, reflecting lower operational revenues of 15% and 18% in the second quarter and the first six months of 2013, respectively, as well as the unfavorable impact of foreign exchange. The decline in operational revenues was primarily due to the loss of exclusivity of Lipitor and the resulting shift in the reporting of Lipitor revenues in developed Europe and Australia to the Established Products unit beginning January 1, 2013, as well as the loss of exclusivity of certain other products in various markets and the termination of the co-promotion agreement for Aricept in Japan in December 2012. Additionally, in the U.S., Australia, Canada and certain European countries, the co-promotion agreements for Spiriva are in the final year, which has resulted in the decline in Pfizer's share of Spiriva revenues per the terms of those agreements. These declines were partially offset by the strong performance of Lyrica in developed markets and Celebrex and Pristiq in the U.S.

Collectively, the decline in revenues in developed markets for Lipitor and for certain other Primary Care unit products that lost exclusivity in various markets in 2012, as well as the resulting shift in the reporting of certain product revenues to the Established Products unit, reduced Primary Care unit revenues by approximately $811 million, or 20%, in comparison with the second quarter of 2012, and reduced Primary Care unit revenues by approximately $1.7 billion, or 21%, in comparison with the first six months of 2012.

Specialty Care and Oncology Operating Segment

•
Specialty Care unit revenues decreased 3% in the second quarter of 2013 and 8% in the first six months of 2013, compared to the same periods in 2012 reflecting operationally unchanged revenues in the second quarter of 2013, and lower operational revenues of 6% in the first six months of 2013, as well as the unfavorable impact of foreign exchange. The decline in operational revenues in the first six months of 2013 was primarily due to the losses of exclusivity and the resulting shift in the reporting of Geodon and Revatio revenues in the U.S. and Xalatan/Xalacom revenues in developed Europe and Australia to the Established Product unit beginning January 1, 2013. Prevnar/Prevenar revenues continue to be impacted by a large U.S. government purchase in the fourth quarter of 2012, which has resulted in fewer purchases so far in 2013, and also were impacted by the end of the supplemental dose program in Asia. Collectively, products that lost exclusivity reduced Specialty Care unit revenues by $228 million, or 7%, in comparison with the second quarter of 2012, and reduced Specialty Care unit revenues by approximately $561 million, or 8%, in comparison with the first six months of 2012. The decline in operational revenue was partially offset by growth in Enbrel, Rebif and the hemophilia portfolio (BeneFIX and ReFacto AF/Xyntha) in the U.S.

•
Oncology unit revenues increased 24% in the second quarter of 2013 and 26% in the first six months of 2013, compared to the same periods in 2012, reflecting higher operational revenues of 28% and 29% in the second quarter and the first six months of 2013, respectively, partially offset by the unfavorable impact of foreign exchange of 4% and 3% in the second quarter and the first six months of 2013, respectively. Operational revenues were favorably impacted by the recent launches of new products, most notably Inlyta and Xalkori in several major markets, partially offset by the decline in Sutent revenues in the EU and Japan, due to increased competition and cost-containment measures in those markets as well as some conversion from Sutent to Inlyta in Japan due to a broader label for Inlyta in Japan, which overlaps with the Sutent indication.

Established Products and Emerging Markets Operating Segment

•
Established Products unit revenues decreased 11% in the second quarter of 2013 and 14% in the first six months of 2013, compared to the same periods in 2012, due to lower operational revenues of 7% and 12% in the second quarter and the first six months of 2013, respectively, as well as the unfavorable impact of foreign exchange. The decline in Established Products unit operational revenues in the second quarter and first six months of 2013 was primarily due to multi-source generic competition in the U.S. for Lipitor beginning in late-May 2012, as well as continuing competitive and pricing pressures. These decreases were partially offset by revenues from products in certain markets that were shifted to the Established Products unit from other business units beginning January 1, 2013 and the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan.

•
Emerging Markets unit revenues were relatively flat in the second quarter of 2013 compared to the same period in 2012 and increased 2% in the first six months of 2013, compared to the same period in 2012, due to higher operational revenues of 4% and 5% in the second quarter and the first six months of 2013, respectively, partially offset by the unfavorable impact of foreign exchange of 4% and 3% in the second quarter and the first six months of 2013, respectively. The increase in Emerging Markets unit operational revenues in the second quarter and first six months of 2013 was primarily due to strong volume growth in China, most notably for Lipitor and Prevenar, which was partially offset by the transfer of certain product rights to our equity-method investment in China in the first quarter of 2013 and the timing of government purchases of Enbrel and the Prevenar family in certain other emerging markets.

Total revenues from established products in both the Established Products and Emerging Markets units were $3.4 billion, with $1.1 billion generated in emerging markets, in the second quarter of 2013, and were $6.8 billion, with $2.1 billion generated in emerging markets, in the first six months of 2013.

Consumer Healthcare Operating Segment

•
Consumer Healthcare unit revenues increased 4% in the second quarter of 2013 and 8% in the first six months of 2013, compared to the same periods in 2012, reflecting higher operational revenues of 5% and 8% in the second quarter and the first six months of 2013, respectively. The operational revenue increase for the second quarter and first six months of 2013 was primarily due to strong growth globally for Centrum as a result of several recent product launches in key international markets, as well as increased promotion in the U.S. following the announcement of favorable results from a landmark study that evaluated the long-term health benefits of multivitamins for men age 50 and older. The increase for the six months of 2013 also reflects growth in the specialty supplements, analgesics and personal care categories.

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

The following table provides information about certain deductions from revenues:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Medicaid and related state program rebates(a)	$141	$215	$293	$439
Medicare rebates(a)	177	179	333	413
Performance-based contract rebates(a), (b)	485	553	962	943
Chargebacks(c)	830	831	1,823	1,763
Sales allowances(d)	1,002	1,137	2,029	2,310
Total	$2,635	$2,915	$5,440	$5,868

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

The total rebates and chargebacks for the second quarter and first six months of 2013 were lower compared to the same periods in 2012, primarily as a result of:

•	the impact of decreased Medicare, Medicaid and U.S. performance-based contract rebates for certain products that have lost exclusivity;

•	changes in product mix; and

•	the impact on chargebacks of decreased sales for certain products that have lost exclusivity, partially offset by, among other factors:

•	an increase in chargebacks for our branded products as a result of increasing competitive pressures; and

•	an increase in performance rebates in a number of European markets and China as a result of competitive factors and contract arrangements.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates, sales allowances and chargebacks were $3.5 billion as of June 30, 2013, and $3.8 billion as of December 31, 2012, and substantially all are included in Other current liabilities in our condensed consolidated balance sheets. The decrease in rebate accruals is primarily due to lower rebates and chargebacks in the second quarter of 2013 (see above for further details on rebates and chargebacks).

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:
		Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)		June 30, 2013		June 30, 2013
PRODUCT	PRIMARY INDICATIONS		% Change(a)		% Change(a)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,134	10	$2,200	11
Prevnar/Prevenar family	Vaccine for prevention of pneumococcal disease	969	(3)	1,896	(9)
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	960	(3)	1,837	(3)
Celebrex	Arthritis pain and inflammation, acute pain	715	8	1,368	6
Lipitor	Reduction of LDL cholesterol	545	(55)	1,171	(55)
Viagra	Erectile dysfunction	484	—	945	(4)
Zyvox	Bacterial infections	346	1	688	3
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	312	(2)	614	(1)
Norvasc	Hypertension	313	(10)	614	(10)
Premarin family	Menopause	273	—	517	(3)
BeneFIX	Hemophilia	217	12	406	8
Genotropin	Replacement of human growth hormone	198	(7)	387	(5)
Vfend	Fungal infections	177	(1)	364	2
Pristiq	Depression	177	12	343	11
Chantix/Champix	An aid to smoking cessation treatment	166	(3)	332	(5)
Detrol/Detrol LA	Overactive bladder	155	(24)	306	(24)
Xalatan/Xalacom	Glaucoma and ocular hypertension	147	(30)	294	(33)
ReFacto AF/Xyntha	Hemophilia	146	6	285	6
Medrol	Inflammation	123	(13)	236	(14)
Effexor	Depression and certain anxiety disorders	125	18	230	(2)
Zoloft	Depression and certain anxiety disorders	109	(22)	225	(16)
Zithromax/Zmax	Bacterial infections	83	(22)	199	(13)
Zosyn/Tazocin	Antibiotic	102	(28)	189	(30)
Relpax	Treats the symptoms of migraine headaches	94	6	180	3
Fragmin	Anticoagulant	94	(7)	180	(6)
Tygacil	Antibiotic	92	7	179	7
Rapamune	Immunosuppressant	86	1	170	2
Cardura	Hypertension/Benign prostatic hyperplasia	75	(18)	151	(14)
Revatio	Pulmonary arterial hypertension (PAH)	78	(45)	150	(46)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	73	(21)	145	(3)
Sulperazon	Antibiotic	73	3	144	12
Xanax XR	Anxiety disorders	65	(6)	135	(1)
Inlyta	Advanced renal cell carcinoma (RCC)	71	*	134	*
Aricept(b)	Alzheimer’s disease	59	(30)	121	(32)
Xalkori	Advanced non-small cell lung cancer (NSCLC)	67	191	120	*
Toviaz	Overactive bladder	65	25	117	19
Caduet	Reduction of LDL cholesterol and hypertension	56	(3)	112	(9)
BMP2	Development of bone cartilage	66	(1)	111	(17)
Inspra	Hypertension	59	5	111	6
Unasyn	Injectable antibacterial	53	(7)	109	(2)
Neurontin	Seizures	56	(10)	108	(10)
Diflucan	Fungal infections	60	(10)	105	(15)
Somavert	Acromegaly	55	12	103	10
Metaxalone/Skelaxin	Muscle relaxer	66	8	96	2
Depo-Provera	Contraceptive	54	23	90	17
Xeljanz	Rheumatoid arthritis	22	*	33	*
Alliance revenues(c)	Various	756	(12)	1,503	(11)
All other	Various	1,839	(7)	3,603	(12)

(a)	As compared to the three and six months ended July 1, 2012, respectively.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)	Includes Enbrel (in the U.S. and Canada), Spiriva, Rebif, Aricept and Eliquis.
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

•
Lyrica is indicated for the management of post-herpetic neuralgia, neuropathic pain associated with diabetic peripheral neuropathy, the management of fibromyalgia, neuropathic pain due to spinal cord injury, and as adjunctive therapy for adult patients with partial onset seizures in the U.S. For certain countries outside the U.S., Lyrica is indicated for neuropathic pain (peripheral and central), the management of fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Lyrica recorded an increase in worldwide revenues of 10% in the second quarter of 2013 and 11% in the first six months of 2013, compared to the same periods in 2012. Internationally, Lyrica revenues increased 2% in the second quarter of 2013 and 7% in the first six months of 2013, compared to the same periods in 2012, with the growth due to a focus on enhancing diagnosis and treatment rates of neuropathic back pain and expediting the identification and appropriate treatment of generalized anxiety disorder in the EU, and physician education regarding neuropathic pain and fibromyalgia in Japan. Foreign exchange had an unfavorable impact on international revenues of 6% in the second quarter of 2013 and 4% in the first six months of 2013, compared to the same periods in 2012. In the U.S., revenues increased 22% in the second quarter of 2013 and 16% in the first six months of 2013, compared to the same periods in 2012. Notwithstanding these increases, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

•
Prevnar/Prevenar family of products consists of Prevnar 13/Prevenar 13 and Prevnar/Prevenar (7-valent), our pneumococcal conjugate vaccines for the prevention of various syndromes of pneumococcal disease. Prevnar 13/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease in infants and young children and in adults 50 years of age and older. Prevnar 13/Prevenar 13 for use in infants and young children is marketed in the U.S. for the prevention of invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13 and otitis media caused by the seven serotypes in Prevnar, and in the EU and many other international markets for the prevention of invasive pneumococcal disease, otitis media and pneumococcal pneumonia caused by the vaccine serotypes. Prevnar 13/Prevenar 13 is indicated for use in adults 50 years of age and older in the U.S. for the prevention of pneumococcal pneumonia and invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13, and in the EU for the prevention of invasive pneumococcal disease caused by the vaccine serotypes. To date, Prevenar 13 for use in adults 50 years of age and older has been approved in over 90 countries. On January 25, 2013, the U.S. FDA granted approval for the expansion of Prevnar 13 for use in children ages 6 to 17 years for active immunization for the prevention of invasive disease caused by the 13 vaccine serotypes. On July 9, 2013, the European Commission approved the expanded use of Prevenar 13 for adults aged 18 to 49 years for active immunization for the prevention of invasive pneumococcal disease caused by the 13 serotypes included in the vaccine. Previously approved in the EU for use in infants and children aged 6 weeks to 17 years, as well as adults 50 years of age and older, Prevenar 13 is now the only pneumococcal vaccine that is approved to help protect against invasive disease from infancy through adulthood in Europe, and Europe is the first region with approvals that cover all ages. Worldwide revenues for Prevnar 13/Prevenar 13 decreased 5% in the second quarter of 2013 and 8% in the first six months of 2013, compared to the same periods in 2012. In the U.S., revenues for Prevnar 13 decreased 2% in the second quarter of 2013 and 12% in the first six months of 2013, compared to the same periods in 2012, primarily as a result of the timing of government purchases.

We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. We estimate that this event-driven trial will be completed by the end of 2013. In view of the size of the study, after the appropriate number of events has been achieved, it will take several months to complete the necessary database validation and related activities prior to unblinding the study and reporting the topline results. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. The rate of uptake for the use of Prevnar 13 in adults 50 years of age and older has been impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population. At its regular meeting held on June 20, 2012, ACIP voted to recommend the use of Prevnar 13 for adults 19 years of age and older with immuno-compromising conditions such as HIV infections, cancer, advanced kidney disease and other immuno-compromising conditions. This recommendation is based on the disproportionate burden of invasive pneumococcal disease in this patient population.

Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive, and, in certain international markets, non-invasive pneumococcal disease in infants and young children, recorded an increase in worldwide revenues of 25% in the second quarter of 2013 compared to the same period in 2012 and a decrease in worldwide revenues of 15% in the first six months of 2013, compared to the same period in 2012. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar 13/Prevenar 13, generally resulting in a lower revenue trend for Prevnar/Prevenar (7-valent). We expect this trend to continue.

•
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded a decrease in worldwide revenues, excluding the U.S. and Canada, of 3% in the second quarter and the first six months of 2013, compared to the same periods in 2012, primarily due to the unfavorable impact of foreign exchange and the timing of government purchases of Enbrel in certain emerging markets, partially offset by the overall growth in the anti-tumor necrosis factor (TNF) biologic market.

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

•
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded an increase in worldwide revenues of 8% in the second quarter of 2013 and 6% in the first six months of 2013, compared to the same periods in 2012. Strong operational performance in the U.S. was primarily driven by price increases and market growth, partially offset by volume erosion due to ongoing generic pressure, as well as higher rebates and sales allowances. However, Celebrex continued to slow the rate of volume erosion due to continued strong investment in direct-to-consumer and field force promotion. Strong operational performance in international markets was driven by growth in Japan in the low back pain indication, South Korea in the rheumatology and orthopedic sectors, and in emerging markets, partially offset by lower revenues in the developed markets in Europe in the second quarter and first six months of 2013, compared to the same periods in 2012. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients and by the facilitation of appropriate access to the medicine.

▪
Lipitor is for the treatment of elevated LDL-cholesterol levels in the blood. Branded Lipitor recorded worldwide revenues of $545 million, a decrease of 55%, in the second quarter of 2013, and $1.2 billion, or a decrease of 55%, in the first six months of 2013, compared to the same periods in 2012, due to:

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

Geographically,

▪
in the U.S., branded Lipitor revenues were $86 million, a decrease of 71% in the second quarter of 2013, and $257 million, a decrease of 62% in the first six months of 2013, compared to the same periods in 2012; and

▪
in our international markets, branded Lipitor revenues were $459 million, a decrease of 50% in the second quarter of 2013, and $914 million, a decrease of 53%, in the first six months of 2013, compared to the same periods in 2012. Foreign exchange had an unfavorable impact on international revenues of $15 million in the second quarter and $21 million in the first six months of 2013, compared to the same periods in 2012.

See the “Our Operating Environment” section of this MD&A for a discussion concerning losses of exclusivity for Lipitor in various markets.

•
Viagra is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues were relatively flat in the second quarter of 2013 compared to the same period in 2012 and decreased 4% in the first six months of 2013, compared to the same periods in 2012. U.S. revenues increased 5% in the second quarter of 2013 compared to the same period in 2012, primarily due to market share increase as a result of promotional activities, as well as price increases. U.S. revenues decreased 2% in the first six months of 2013, compared to the same period in 2012, primarily due to lower prescription volume as a result of increased competition and an overall market decrease, and increased chargebacks. International revenues decreased 6% in both the second quarter and in the first six months of 2013, compared to the same periods in 2012. The decreases were primarily due to branded and generic competitive pressure in developed Europe, other developed markets and emerging markets, due to the impact of herbal and generic competition. Loss of exclusivity for Viagra in EU major markets occurred in late-June 2013.

•
Zyvox is the world’s best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 1% in the second quarter of 2013 and 3% in the first six months of 2013, compared to the same periods in 2012, primarily due to growth in developed markets.

•
Sutent is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues decreased 2% in the second quarter of 2013 and 1% in the first six months of 2013, compared to the same periods in 2012, due to decreases in the EU and Japan as a result of increased competition and cost-containment measures in those markets, as well as some conversion from Sutent to Inlyta in Japan due to broader label for Inlyta in Japan, which overlaps with the Sutent indication, partially offset by price increases in the U.S. and increases in uptake in key emerging markets, most notably China, Brazil and Poland.

•
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009. Norvasc worldwide revenues decreased 10% in both the second quarter and in the first six months of 2013, compared to the same periods in 2012.

•
Our Premarin family of products helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues were relatively flat in the second quarter of 2013 compared to the same period in 2012 and decreased 3% in the first six months of 2013, compared to the same period in 2012. U.S. revenues increased 1% in the second quarter of 2013 compared to the same period in 2012 and decreased 3% in the first six months of 2013, compared to the same period in 2012. Performance in the second quarter and the first six months of 2013 was unfavorably impacted by volume declines of Premarin/Prempro due to generic competition, as well as increased rebates, and favorably impacted by volume growth of Premarin Vaginal Cream and price increases in July 2012 and January 2013. Internationally, declines in the second quarter and first six months of 2013 were primarily attributable to the loss of prescription volume in emerging markets due to generic and branded competition, primarily in Latin America compared to the same periods in 2012.

•
BeneFIX and ReFacto AF/Xyntha are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong bleeding disorders. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha is a recombinant factor VIII product for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries are also indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded an increase in worldwide revenues of 12% in the second quarter of 2013 and 8% in the first six months of 2013, compared to the same periods in 2012, primarily as a result of increases in the U.S. due to a launch of the new 3000 International Unit vial and price increases. ReFacto AF/Xyntha recorded an increase in worldwide revenues of 6% in both the second quarter and in the first six months of 2013, compared to the same periods in 2012, driven by the successful transition of patients to Xyntha as a result of securing a government contract in Australia, continued patient conversion to Xyntha in the U.S., as well as the successful launch of the ReFacto AF dual chamber syringe ("FuseNGo") in several European countries.

•
Genotropin, one of the world’s leading human growth hormones, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices and patient-support programs. Genotropin worldwide revenues decreased 7% in the second quarter of 2013 and 5% in the first six months of 2013, compared to the same periods in 2012, primarily due to increased competition in the EU, as well as government mandated price reductions in Spain, Sweden and Switzerland.

•
Vfend is a broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues decreased 1% in the second quarter of 2013, compared to the same period in 2012, primarily due to increased generic competition in the U.S. market resulting in significant price erosion, and increased 2% in the first six months of 2013, compared to the same period in 2012. International revenues increased 2% in the second quarter of 2013 and 6% in the first six months of 2013, compared to the same periods in 2012, primarily due to strong year-over-year growth in key developed and emerging markets. Revenues in the U.S. decreased 22% in the second quarter of 2013 and 28% in the first six months of 2013, compared to the same periods in 2012, primarily due to the loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

•
Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 12% in the second quarter of 2013 and 11% in the first six months of 2013, compared to the same periods in 2012, primarily due to prescription growth in Canada and Australia and, in the U.S., more favorable contract rebates and a price increase.

•
Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. Chantix/Champix worldwide revenues decreased 3% in the second quarter of 2013 and 5% in the first six months of 2013, compared to the same periods in 2012, primarily due to lower-than-expected market growth across several key markets as a result of a challenging macro-economic environment, as well as the lingering impact from previous negative media exposure. We are continuing our educational and promotional efforts, which are focused on empowering smokers to talk to their doctor about quitting smoking, as well as emphasizing the importance of the physician-patient dialogue in helping patients quit smoking. We have also been identifying alternative treatment-funding models and highlighting the Chantix/Champix benefit-risk proposition.

•
Detrol/Detrol LA, a muscarinic receptor antagonist, is one of the leading branded medicines worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues decreased 24% in both the second quarter and in the first six months of 2013, compared to the same periods in 2012, primarily due to loss of exclusivity for Detrol IR and Detrol LA in the EU in 2012 and the launch of Detrol IR generics in the U.S. in 2012. Generic competition for Detrol LA in the U.S. is expected in the first quarter of 2014.

•
Xalabrands consists of Xalatan, a prostaglandin, which is a branded agent used to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 30% in the second quarter of 2013 and 33% in the first six months of 2013, compared to the same periods in 2012. Lower revenues were due primarily to the loss of exclusivity in the majority of European markets in January 2012 and Australia in July 2012.

•
Revatio is for the treatment of pulmonary arterial hypertension (PAH). Worldwide revenues decreased 45% in the second quarter of 2013 and 46% in the first six months of 2013, compared to the same periods in 2012, primarily due to the loss of exclusivity for Revatio tablet in the U.S. in September 2012. Revatio intravenous injection lost exclusivity in the U.S. in May 2013.

•
Inlyta, for the treatment of patients with advanced renal cell carcinoma after failure of a prior systemic treatment, is approved in 45 countries, including the U.S., EU, Switzerland, Japan, Canada, Australia, South Korea and some emerging markets, including Mexico (exact indications vary by region). Inlyta recorded worldwide revenues of $71 million in the second quarter of 2013 and $134 million in the first six months of 2013.

•
Xalkori, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive, is approved in more than 60 countries, including the U.S., EU, Japan, South Korea, Canada and Switzerland, as well as in many emerging markets, including China, Russia, Mexico, India and Turkey. Xalkori recorded worldwide revenues of $67 million in the second quarter of 2013, with 52% of those revenues generated in the U.S., and $120 million in the first six months of 2013, with 53% of those revenues generated in the U.S.

•
Xeljanz was approved in the U.S. in November 2012, in Japan in March 2013 and in Switzerland, Argentina, Kuwait, the United Arab Emirates and Russia in July 2013 for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate, to be used as monotherapy or in combination with methotrexate or other nonbiologic disease-modifying antirheumatic drugs. Xeljanz recorded worldwide revenues of $22 million in the second quarter of 2013 and $33 million in the first six months of 2013. In July 2013, the European Medicine Agency's (EMA's) Committee for Medicinal Products for Human Use (CHMP) confirmed its April 25, 2013 opinion recommending against approval of tofacitinib (Xeljanz) in the EU for the treatment of adult patients with moderate-to-severe active rheumatoid arthritis. We plan to work with the EMA to determine what additional data will be needed in order to resubmit a Marketing Authorization Application in the EU and anticipate this will result in a several-year delay.

•
Alliance revenues worldwide decreased 12% in the second quarter of 2013 and 11% in the first six months of 2013, compared to the same periods in 2012, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010 and the entry of multi-source generic competition in the U.S. in May 2011, as well as the loss of exclusivity in many major European markets in February 2012 and the termination of the co-promotion agreement for Aricept in Japan in December 2012. In addition, in the U.S., Australia, Canada and certain European countries, the co-promotion agreements for Spiriva are in the final year, which has resulted in a decline in Pfizer's share of Spiriva's revenues pursuant to the terms of those agreements. These declines were partially offset by the strong performance of Enbrel and Rebif in the U.S. The Aricept 23mg tablet lost exclusivity in the U.S. in July 2013. See the “The Industry-Specific Challenges” section of this MD&A for a discussion regarding the expiration of various contract rights relating to Aricept, Spiriva, Enbrel and Rebif. Eliquis (apixaban) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). In 2012, Eliquis (apixaban) was approved to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation in the 27 countries of the EU, plus Iceland and Norway, Canada, Japan and the U.S. To date, we have launched that indication for Eliquis in the U.S., UK, Germany, Denmark, Japan, Netherlands and Sweden. The two companies share commercialization expenses and profit/losses equally on a global basis.

•
Embeda—A prior approval supplement for a manufacturing change was submitted to the FDA in early July 2013. If that change is approved by the FDA, we anticipate returning Embeda to the market in the first half of 2014.

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

The following table provides information by operating segment about our R&D expenses (see also Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information):

	R&D Expenses
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Primary Care(a)	$214	$251	(15)	$437	$492	(11)
Specialty Care and Oncology(a)	316	326	(3)	721	699	3
Established Products and Emerging Markets(a)	105	66	59	169	139	22
Consumer Healthcare(a)	26	23	13	48	43	12
Worldwide Research and Development/Pfizer Medical(b)	676	670	1	1,330	1,345	(1)
Corporate and other(c)	193	264	(27)	535	856	(38)
Total Research and Development Expenses	$1,530	$1,600	(4)	$3,240	$3,574	(9)

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

(c)
Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring-related costs. The decreases in the second quarter primarily reflect lower costs resulting from the implementation of cost-reduction/productivity initiatives, and the decreases in the first six months of 2013 primarily reflect lower charges relating to implementing our cost-reduction and productivity initiatives as well as efficiencies gained from these efforts (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

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

We continue to transform our global research and development organization and pursue strategies intended to improve innovation and overall productivity in R&D with the goal of building a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include: delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and the system's overall productivity. To that end, our research primarily focuses on five high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. Other areas of focus include rare diseases and biosimilars.

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of August 9, 2013.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Eliquis (Apixaban)(a)	Prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	December 2012
Xeljanz (Tofacitinib)	Treatment of moderate-to-severe active rheumatoid arthritis	November 2012
Bosulif (Bosutinib)	Treatment of previously treated chronic myelogenous leukemia	September 2012

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
Eliquis (Apixaban)(a)	Prevention of venous thromboembolism following hip or knee replacement surgery	July 2013
Bazedoxifene-conjugated estrogens	Treatment of symptoms associated with menopause and osteoporosis	December 2012
Tafamidis meglumine(b)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Genotropin Mark VII Multidose Disposable Device (Somatropin rDNA Origin)(c)	Replacement of human growth hormone deficiency	December 2009
Celebrex (Celecoxib)(d)	Chronic pain	October 2009
Remoxy (Oxycodone Hydrochloride)(e)	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Viviant (Bazedoxifene)(f)	Osteoporosis treatment and prevention	August 2006
* The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	This indication for Eliquis (apixaban) was developed in collaboration with BMS.

(b)
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

(c)
After receiving a “complete response” letter from the FDA for the Genotropin Mark VII multidose disposable device submission, we submitted our response in August 2010. In April 2011, we received a second “complete response” letter from the FDA, and we submitted our response in July 2013.

(d)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending while we await the completion of ongoing studies to determine next steps.

(e)
In 2005, King Pharmaceuticals, Inc. (King) entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to the resubmission of the NDA. We have been working to address the issues raised in the letter, which primarily relate to manufacturing. We met with the FDA in March 2013 to discuss our plan to address the June 2011 “complete response” letter. We received written guidance from the FDA in May 2013 regarding required next steps, including additional clinical studies, to address the letter. Based on that guidance, we are considering our options with respect to Remoxy. If we elect to continue development of Remoxy, we would not expect to submit a response to the “complete response” letter before mid-2015.

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

Our collaboration agreement with Boehringer Ingelheim (BI) with respect to Spiriva in the U.S. will expire at the end of April 2014, before a decision by the FDA is anticipated with respect to BI's New Drug Application for Spiriva Respimat (tiotropium bromide Inhalation Spray). As a result, we no longer include that NDA in the above table.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Prevenar 13 Adult	Application filed in Japan for prevention of pneumococcal pneumonia and invasive disease in adults 65 years of age and older	—	July 2013
Prevenar 13 Infant	Approval in Japan for prevention of invasive pneumococcal disease in infants and young children	June 2013	__
Bosulif (Bosutinib)	Conditional marketing authorization in the EU for treatment of previously treated chronic myelogenous leukemia	March 2013	—
Xeljanz (Tofacitinib)	Approval in Japan for treatment of rheumatoid arthritis	March 2013	—
Tafamidis meglumine	Application filed in Japan for treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	—	February 2013
Lyrica (Pregabalin)	Approval in Japan for treatment of neuropathic pain	February 2013	—
Eliquis (Apixaban)(a)	Approval in Japan for prevention of ischemic stroke and systemic embolism in patients with nonvalvular atrial fibrillation	December 2012	—
Toviaz (Fesoterodine)	Approval in Japan for treatment of overactive bladder	December 2012	—
Eliquis (Apixaban)(a)	Approval in the EU for prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	November 2012	—
Xalkori (Crizotinib)	Conditional marketing authorization in the EU for treatment of previously treated ALK-positive advanced non-small cell lung cancer	October 2012	—
Inlyta (Axitinib)	Approval in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	September 2012	—
Sutent (Sunitinib)	Approval in Japan for treatment of pancreatic neuroendocrine tumor	August 2012	—
Bazedoxifene-conjugated estrogens	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

In July 2013, the CHMP confirmed its April 25, 2013 opinion recommending against approval of tofacitinib (Xeljanz) for the treatment of adult patients with moderate-to-severe active rheumatoid arthritis. We plan to work with the EMA to determine what additional data will be needed in order to resubmit a Marketing Authorization Application and anticipate this will result in a several-year delay.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Eliquis (Apixaban)	For the treatment of venous thromboembolism, which is being developed in collaboration with BMS
Inlyta (Axitinib)	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of adjuvant renal cell carcinoma (Asia only)
Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis, ulcerative colitis and psoriatic arthritis
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line (supports potential full approval in the U.S.) non-small cell lung cancer
Zithromax/chloroquine	Malaria

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the treatment of patients with advanced non-small cell lung cancer after at least one chemotherapy regimen or resistant or refractory to prior therapy regimen, including EGFR TKI; also, first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations

Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
MnB rLP2086 (PF-05212366)	A prophylactic vaccine for prevention of Neisseria meningitidis serogroup B invasive disease in adolescents and young adults (ages 11-25)
Palbociclib (PD-0332991)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the treatment of patients with estrogen receptor-positive, human epidermal growth factor receptor 2- negative advanced breast cancer

Tanezumab(a)	An anti-nerve growth factor monoclonal antibody for the treatment of pain

(a)
In December 2012, the FDA placed a new partial clinical hold on the development of nerve growth factor (NGF) inhibitors, including tanezumab. The partial clinical hold was based on peripheral nervous system effects observed in animal studies conducted with NGF inhibitors by other companies. Pfizer submitted a Clinical Hold Complete Response to the FDA in June 2013. The FDA lifted the partial clinical hold from the tanezumab program for all indications in July 2013.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Cost of sales	$2,242	$2,376	(6)	$4,505	$4,759	(5)

Cost of sales decreased 6% in the second quarter of 2013 and 5% in the first six months of 2013, compared to the same periods in 2012, primarily due to:

•	the favorable impact of foreign exchange of 6% and 3%, respectively; and, to a lesser extent,

•
lower costs related to increased benefits generated from the ongoing productivity initiatives to streamline the manufacturing network in the second quarter and first six months of 2013, compared to the same periods in 2012, as well as a decrease in our global cost-reduction/productivity initiatives and acquisition-related costs in the first six months of 2013, compared to the same period in 2012, partially offset by:

•	an unfavorable shift in geographic, product and business mix due to products that lost exclusivity in various markets.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Selling, informational and administrative expenses	$3,591	$3,665	(2)	$6,808	$7,343	(7)

SI&A expenses decreased 2% in the second quarter of 2013 and 7% in the first six months of 2013, compared to the same periods in 2012, primarily due to:

•	savings generated from a reduction in the field force, partly in response to product losses of exclusivity;

•	more streamlined corporate support functions; and

•	the favorable impact of foreign exchange of 2% and 1%, respectively, partially offset by:

•	spending in support of newly launched products.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Research and development expenses	$1,530	$1,600	(4)	$3,240	$3,574	(9)

R&D expenses decreased 4% in the second quarter of 2013 and 9% in the first six months of 2013, compared to the same periods in 2012, primarily due to savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced global cost-reduction/productivity initiatives.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives	$298	$298	—	$603	$1,287	(53)

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

With respect to the R&D productivity initiative announced on February 1, 2011, we met our goal to achieve significant reductions in our annual R&D expenses by the end of 2012. Adjusted R&D expenses were $7.3 billion in 2012, and were $1.5 billion in the second quarter of 2013 and $3.1 billion in the first six months of 2013. We expect adjusted R&D expenses to be approximately $6.1 billion to $6.6 billion in 2013. For an understanding of adjusted R&D expenses, see the “Adjusted Income” section of this MD&A.

In addition to these major initiatives, we continuously monitor our operations for cost-reduction and/or productivity opportunities in light of the losses of exclusivity of various products.

Total Costs

Through June 30, 2013, we incurred approximately $15.2 billion (pre-tax) in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned initiatives. This $15.2 billion is a component of the $15.9 billion (pre-tax) in total restructuring charges incurred from the beginning of our cost-reduction/productivity initiatives in 2005 through June 30, 2013. See Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information. In 2013, we expect to incur approximately $500-$800 million (after tax) in costs in connection with our ongoing cost-reduction/productivity initiatives and have reflected those costs, as well as the related expected cost reductions of approximately $1.0 billion (pre-tax), in our 2013 financial guidance. See also the “Our Financial Guidance for 2013” section of this MD&A.

Key Activities

The targeted cost reductions were achieved through, among other things, the following actions, and we continue to generate cost reductions through similar actions:

•
The closing of duplicative facilities and other site rationalization actions Company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities. Among the more significant actions are the following:

◦
Manufacturing: After the acquisition of Wyeth, our manufacturing sites totaled 59. Other acquisitions added 8 manufacturing sites, and we have subsequently exited 11 sites, resulting in 56 sites supporting continuing operations as of June 30, 2013. Our plant network strategy will result in the exit of a further six sites over the next several years. These site counts exclude five Nutrition business-related manufacturing sites as the Nutrition business was sold in 2012, and exclude 24 Zoetis sites as the disposition of the remaining 80.2% interest in Zoetis common stock was completed on June 24, 2013. See Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures for more information.

◦
Research and Development: After the acquisition of Wyeth, we operated in 20 R&D sites and announced that we would close a number of sites. We have completed a number of site closures, including our Sandwich, U.K. research and development facility, except for a small presence. In addition, in 2011, we rationalized several other sites to reduce and optimize the overall R&D footprint. We disposed of our toxicology site in Catania, Italy; exited our R&D sites in Aberdeen and Gosport, U.K.; and disposed of a vacant site in St. Louis, MO. We still maintain laboratories in St. Louis, MO, that focus on the areas of biologics and indications discovery. We are presently marketing for sale, lease or sale/lease-back, either a portion of or all of certain of our R&D campuses. Locations with R&D operations are in the U.S., Europe, Canada and China, with five major research sites in addition to a number of specialized units. We also re-prioritized our commitments to disease areas and have discontinued certain therapeutic areas and R&D programs as part of our R&D productivity initiative. Our research primarily focuses on five high-priority areas that have a mix of small and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. Other areas of focus include rare diseases and biosimilars.

•
Workforce reductions across all areas of our business and other organizational changes, primarily in the U.S. field force, manufacturing, R&D and corporate functions. We identified areas for a reduction in workforce across all of our businesses. From 2009, when the workforce was approximately 130,000, through the end of 2012, we achieved a reduction of 38,500, and by the end of the second quarter of 2013, we achieved a reduction of 51,000. In the first six months of 2013, the workforce declined by 12,500, from 91,500 to 79,000, primarily due to the full disposition of our Animal Health business (Zoetis), which resulted in a workforce reduction of approximately 9,300. The aforementioned workforce reductions include the impact of acquisitions and divestitures subsequent to the Wyeth acquisition.

•	The increased use of shared services and centers of excellence.

•	Procurement savings.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Restructuring charges(a):
Employee terminations	$136	$43	$115	$307
Asset impairments	12	28	115	246
Exit costs	2	8	15	20
Total restructuring charges	150	79	245	573
Integration costs(b)	33	105	69	200
Restructuring charges and certain acquisition-related costs	183	184	314	773
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	58	54	91	130
Selling, informational and administrative expenses	8	5	19	6
Research and development expenses	3	—	94	259
Total additional depreciation––asset restructuring	69	59	204	395
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	5	4	11	4
Selling, informational and administrative expenses	34	14	65	30
Research and development expenses	7	37	9	85
Total implementation costs	46	55	85	119
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$298	$298	$603	$1,287

(a)
From the beginning of our cost-reduction/productivity initiatives in 2005 through June 30, 2013, Employee termination costs represent the expected reduction of the workforce by approximately 63,300 employees, mainly in manufacturing and sales and research, of which approximately 56,000 employees have been terminated as of June 30, 2013. For the six months ended June 30, 2013, substantially all employee termination costs represents additional costs with respect to approximately 1,100 employees.

The restructuring charges in 2013 are associated with the following:

•
For the three months ended June 30, 2013, Primary Care operating segment ($21 million), Specialty Care and Oncology operating segment ($13 million), Established Products and Emerging Markets operating segment ($19 million), Consumer Healthcare operating segment ($1 million), research and development operations ($12 million), manufacturing operations ($80 million) and Corporate ($4 million).

•
For the six months ended June 30, 2013, Primary Care operating segment ($17 million), Specialty Care and Oncology operating segment ($19 million), Established Products and Emerging Markets operating segment ($30 million), Consumer Healthcare operating segment ($1 million), research and development operations ($15 million), manufacturing operations ($82 million) and Corporate ($81 million).

The restructuring charges in 2012 are associated with the following:

•
For the three months ended July 1, 2012, Primary Care operating segment ($35 million income), Specialty Care and Oncology operating segment ($16 million), Established Products and Emerging Markets operating segment ($1 million), Consumer Healthcare operating segment ($9 million), research and development operations ($13 million), manufacturing operations ($15 million) and Corporate ($60 million).

•
For the six months ended July 1, 2012, Primary Care operating segment ($32 million income), Specialty Care and Oncology operating segment ($19 million), Established Products and Emerging Markets operating segment ($4 million), Consumer Healthcare operating segment ($13 million), research and development operations ($25 million), manufacturing operations ($166 million) and Corporate ($378 million).

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2012(a)	$1,734	$—	$152	$1,886
Provision	115	115	15	245
Utilization and other(b)	(529)	(115)	(53)	(697)
Balance, June 30, 2013(c)	$1,320	$—	$114	$1,434

(a)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($720 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($823 million) and Other noncurrent liabilities ($611 million).

Other (Income)/Deductions––Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Other (income)/deductions—net	$(1,070)	$688	*	$(925)	$2,327	*
* Calculation not meaningful.

Other (income)/deductions––net changed favorably by $1.8 billion in the second quarter of 2013, compared to the same period in 2012, primarily due to:

•
patent litigation settlement income of $1.4 billion in the second quarter of 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net); and

•
lower net charges for other legal matters of approximately $485 million in the second quarter of 2013 compared to the same period in 2012 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

Other (income)/deductions––net changed favorably by $3.3 billion in the first six months of 2013, compared to the same period in 2012, primarily due to:

•
patent litigation settlement income of $1.4 billion in the second quarter of 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net);

•
lower net charges for other legal matters of approximately $1.4 billion in the first six months of 2013 compared to the same period in 2012 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net); and

•
a gain of approximately $459 million associated with the transfer of certain product rights to our equity-method investment in China (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment).

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

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions––Net.

Provision for Taxes on Income

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Provision for taxes on income	$1,782	$1,180	51	$2,891	$1,805	60
Effective tax rate on continuing operations	33.3%	28.2%		31.8%	28.4%

Our effective tax rate for continuing operations was 33.3% for the second quarter of 2013, compared to 28.2% for the second quarter of 2012, and was 31.8% for the first six months of 2013, compared to 28.4% for the first six months of 2012. The effective tax rate for the second quarter of 2013 was unfavorably impacted by (i) the tax rate associated with the patent litigation settlement income and (ii) the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the extension of the U.S. R&D tax credit, which was signed into law in January 2013 (U.S. R&D tax credit). The effective tax rate for the first six months of 2013 was unfavorably impacted by (i) the tax rate associated with the patent litigation settlement income, (ii) the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our equity-method investment in China and (iii) the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the extension of the U.S. R&D tax credit (resulting in the full-year benefit of the 2012 R&D tax credit and a portion of the 2013 R&D tax credit being recorded in the first six months of 2013). For additional information about the patent litigation settlement income, see Notes to Condensed Consolidated Financial Statements—Note 12A1. Commitments and Contingencies: Legal Proceedings—Patent Litigation. For additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

Change in Tax Law
On February 28, 2013, the Governor of Puerto Rico signed into law Act No. 2-2013, amending Sections 2101 and 2102 of the Puerto Rico Internal Revenue Code of 1994, which provided for an excise tax that was effective beginning in 2011 (Act 154). The excise tax is imposed on the purchase of products by multinational corporations and their affiliates from their Puerto Rico affiliates. As originally adopted, the excise tax was to be in effect from 2011 through 2016 and the tax rate was to decline over time from 4% in 2011 to 1% in 2016. Act No. 2-2013 extended the excise tax through 2017 and, effective July 1, 2013, increased the tax rate to 4% for all years through 2017. The impact of Act No. 2-2013 will be recorded in Cost of sales and Provision for taxes on income.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

The following table provides the components of Discontinued operations—net of tax, virtually all of which relate to our former Animal Health (Zoetis) and Nutrition businesses:
	Three Months Ended(a)		Six Months Ended(a)
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues	$1,112	$1,675	$2,201	$3,230
Pre-tax income from discontinued operations	$189	$422	$389	$796
Provision for taxes on income(b)	48	162	99	287
Income from discontinued operations––net of tax	141	260	290	509
Pre-tax gain on disposal of discontinued operations	10,539	—	10,539	—
Provision for taxes on income(c)	121	—	121	—
Gain on disposal of discontinued operations––net of tax	10,418	—	10,418	—
Discontinued operations––net of tax	$10,559	$260	$10,708	$509

(a)	Includes the Animal Health (Zoetis) business for all periods presented and the Nutrition business for the three and six months ended July 1, 2012.

(b)
Includes a deferred tax benefit of $26 million and a deferred tax expense of $41 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and a deferred tax benefit of $19 million and a deferred tax expense of $20 million for the six months ended June 30, 2013 and July 1, 2012, respectively. These deferred tax provisions include deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries indefinitely.

(c)	Reflects income taxes resulting from certain legal entity reorganizations.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, consumer healthcare (over-the-counter) products, and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the disposal of such operations such as the gains on the full disposition of our former Animal Health business (Zoetis) in June 2013 and the sale of our former Nutrition business in November 2012. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them. (Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented here on a restated basis for consistency across all periods.)

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges or income related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

The following table provides a reconciliation of Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Non-GAAP Adjusted income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
GAAP Reported net income attributable to Pfizer Inc.	$14,095	$3,253	*	$16,845	$5,047	*
Purchase accounting adjustments––net of tax	810	843	(4)	1,695	1,896	(11)
Acquisition-related costs––net of tax	188	178	6	252	288	(13)
Discontinued operations––net of tax	(10,530)	(260)	*	(10,673)	(509)	*
Certain significant items––net of tax	(560)	435	*	(376)	1,882	*
Non-GAAP Adjusted income(a)	$4,003	$4,449	(10)	$7,743	$8,604	(10)

(a)
The effective tax rate on Non-GAAP Adjusted income was 27.9% in the second quarter of 2013, compared with 28.5% in the second quarter of 2012. For the first six months of 2013, the effective tax rate on Non-GAAP Adjusted income was 27.4%, compared to 28.6% in the same period last year. The tax rates in the second quarter and first six months of 2013 compared to the same periods in 2012 were favorably impacted by the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as the extension of the U.S. R&D tax credit, which was signed into law in January 2013, resulting in the full-year benefit of the 2012 R&D tax credit and a portion of the 2013 R&D tax credit being recorded in the first six months of 2013.

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

The following table provides a reconciliation of Reported diluted EPS, as reported under U.S. GAAP, and Non-GAAP Adjusted diluted EPS:
	Three Months Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Earnings per common share––diluted
GAAP Reported income from continuing operations attributable to Pfizer Inc. common shareholders	$0.50	$0.40	25	$0.86	$0.60	43
Income from discontinued operations––net of tax	1.48	0.03	*	1.49	0.07	*
GAAP Reported net income attributable to Pfizer Inc. common shareholders	1.98	0.43	*	2.34	0.67	*
Purchase accounting adjustments––net of tax	0.11	0.11	—	0.24	0.25	(4)
Acquisition-related costs––net of tax	0.03	0.02	50	0.04	0.04	—
Discontinued operations––net of tax	(1.48)	(0.03)	*	(1.49)	(0.07)	*
Certain significant items––net of tax	(0.08)	0.06	*	(0.05)	0.25	*
Non-GAAP Adjusted income attributable to Pfizer Inc. common shareholders	$0.56	$0.59	(5)	$1.08	$1.14	(5)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,123	$1,151	$2,347	$2,577
Cost of sales, primarily related to fair value adjustments of acquired inventory	(15)	2	(20)	9
Total purchase accounting adjustments––pre-tax	1,108	1,153	2,327	2,586
Income taxes(b)	(298)	(310)	(632)	(690)
Total purchase accounting adjustments––net of tax	810	843	1,695	1,896
Acquisition-related costs
Integration costs(c)	33	105	69	200
Restructuring charges(c)	24	65	43	61
Additional depreciation––asset restructuring(d)	56	58	91	140
Total acquisition-related costs––pre-tax	113	228	203	401
Income taxes(e)	75	(50)	49	(113)
Total acquisition-related costs––net of tax	188	178	252	288
Discontinued operations
Discontinued operations––net of tax(f)	(10,559)	(260)	(10,708)	(509)
Discontinued operations––net of tax, attributable to noncontrolling interests	29	—	35	—
Total discontinued operations––net of tax, attributable to Pfizer Inc.	(10,530)	(260)	(10,673)	(509)
Certain significant items
Restructuring charges(g)	126	14	202	512
Implementation costs and additional depreciation––asset restructuring(h)	59	56	198	374
Patent litigation settlement income(i)	(1,351)	—	(1,351)	—
Other legal matters, net(j)	(13)	483	(100)	1,258
Gain associated with the transfer of certain product rights to an equity-method investment(j)	31	—	(459)	—
Certain asset impairment charges(j)	95	77	489	489
Costs associated with the Zoetis IPO(k)	—	29	18	61
Other	41	13	79	38
Total certain significant items––pre-tax	(1,012)	672	(924)	2,732
Income taxes(l)	452	(237)	548	(850)
Total certain significant items––net of tax	(560)	435	(376)	1,882
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$(10,092)	$1,196	$(9,102)	$3,557

(a)	Included primarily in Amortization of intangible assets.

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

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the second quarter of 2013, included in Cost of sales ($50 million) and Selling, informational and administrative expenses ($6 million). For the second quarter of 2012, included in Cost of sales ($54 million) and Selling, informational and administrative expenses ($4 million).

For the first six months of 2013, included in Cost of sales ($83 million) and Selling, informational and administrative expenses ($8 million). For the first six months of 2012, included in Cost of sales ($130 million), Selling, informational and administrative expenses ($5 million) and Research and development expenses ($5 million).

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. In the second quarter and first six months of 2013, also includes the unfavorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network activities.

(f)
Included in Discontinued operations––net of tax and relates to Zoetis, our former Animal Health business, in all periods presented, and, to a lesser extent, to our former Nutrition business, in 2012 only (see Notes to Condensed Consolidated Financial Statements—Note2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

(g)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts primarily relate to our cost-reduction/productivity initiatives (see Notes to Condensed Consolidated Financial Statements—    Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the second quarter of 2013, included in Selling, informational and administrative expenses ($36 million), Cost of sales ($13 million) and Research and development expenses ($10 million). For the second quarter of 2012, included in Research and development expenses ($37 million), Selling, informational and administrative expenses ($15 million) and Cost of sales ($4 million).
For the first six months of 2013, included in Research and development expenses ($103 million), Selling, informational and administrative expenses ($76 million) and Cost of sales ($19 million). For the first six months of 2012, included in Research and development expenses ($339 million), Selling, informational and administrative expenses ($31 million) and Cost of sales ($4 million).

(i)
Reflects income from a litigation settlement with Teva Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries, Limited for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the United States. Included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
Primarily included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
Costs incurred in connection with the initial public offering of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. Primarily included in Other (income)deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The second quarter and first six months of 2013 were unfavorably impacted by the tax rate associated with the patent litigation settlement income. The first six months of 2013 was unfavorably impacted by the non-deductibility of goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to Pfizer's 49%-owned equity-method investment in China (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2013 reflect the following:

For Foreign currency translation adjustments, for the second quarter of 2013, reflects the weakening of several foreign currencies against the U.S. dollar, primarily the Japanese yen, the euro and the Australian dollar; for the first six months of 2013, reflects the weakening of several foreign currencies against the U.S. dollar, primarily the Japanese yen, the British pound and the Australian dollar.

For Unrealized holding gains/(losses) on derivative financial instruments, reflects the impact of fair value adjustments and the reclassification of realized losses into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

For Benefit plans: actuarial gains/(losses), reflects the impact of actuarial gains and losses and the reclassification of amortization and curtailments/settlements into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS

For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Short-term investments, Long-term investments, Short-term borrowings, including current portion of long-term debt, and Long-term debt, see “Analysis of Financial Condition, Liquidity and Capital Resources” below.

For information about certain balances in Accounts receivable, net, see also “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

All changes in our asset and liability accounts as of June 30, 2013, compared to December 31, 2012, reflect, among other things, decreases due to the impact of foreign exchange.

For Taxes and other current assets and Taxes and other noncurrent assets, the change also reflects the receivables recorded in connection with the patent litigation settlement income and, for current assets only, receivables from Zoetis, which became third party receivables upon the full disposition of the entity, partially offset by lower VAT receivables and lower current deferred tax assets. For additional information about the patent litigation settlement income, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net and Note 12A1. Commitments and Contingencies—Legal Proceedings—Patent Litigation. For additional information about the disposition of Zoetis, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

For Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, the change reflects the impact of the full disposition of our Animal Health business (Zoetis). For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

For Long-term investments, the change also reflects an increase associated with the transfer of certain product rights to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

For Property, plant and equipment, less accumulated depreciation, the change also reflects amortization and asset dispositions in excess of capital additions.

For Goodwill, the change also reflects goodwill derecognized as part of the transfer of certain product rights, which constituted a business, to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

For Identifiable intangible assets, less accumulated amortization, the change also reflects amortization, asset impairment charges and the transfer of certain product rights to our equity-method investment in China. For additional information about the asset impairment charges, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net. For additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

For Accounts payable, the change also reflects the impact of lower expense levels and the timing of receipts and payments in the normal course of business.

For Other current liabilities, the change also reflects a decrease in legal accruals, restructuring-related liabilities, generally lower accrual balances and lower fair value adjustments on derivative financial instruments, partially offset by a payable recorded in connection with the patent litigation settlement income and payables from Zoetis, which became third party payables upon the full disposition of the entity. For additional information about the payable recorded in connection with the patent litigation settlement income, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

For Other noncurrent liabilities, the change also reflects higher fair value adjustments on derivative financial instruments.

For Additional paid-in capital and Treasury stock, the change reflects, among other things, the impact of the full disposition of our Animal Health business (Zoetis). For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures and Note 6. Certain Changes in Total Equity.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2013	July 1, 2012	% Change
Cash provided by/(used in):
Operating activities	$6,071	$6,795	(11)
Investing activities	(10,094)	(436)	*
Financing activities	(3,600)	(6,475)	(44)
Effect of exchange-rate changes on cash and cash equivalents	(22)	(35)	(37)
Net decrease in Cash and cash equivalents	$(7,645)	$(151)	*

*	Calculation not meaningful.

Operating Activities

Our net cash provided by operating activities was $6.1 billion in the first six months of 2013, compared to $6.8 billion in the same period of 2012. The decrease in net cash provided by operating activities was primarily attributable to:

•
the loss of exclusivity of Lipitor and other products, resulting in lower revenues and associated expenses (see also the “Industry-Specific Challenges” section of this MD&A), partially offset by spending reductions resulting from our company-wide cost-reduction/productivity initiatives; and

•	the timing of receipts and payments in the ordinary course of business.

In the first six months of 2013, the change in the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects the $1.4 billion adjustment necessary to reflect that the Protonix patent litigation settlement income had not been received in cash as of June 30, 2013. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net and Note 12A1. Commitments and Contingencies—Legal Proceedings—Patent Litigation. In addition, the components of this line item for both periods reflect changes in the ordinary course of business for accounts receivable, inventory, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.

Investing Activities

Our net cash used in investing activities was $10.1 billion in the first six months of 2013, compared to net cash used in investing activities of $436 million in the same period in 2012. The increase in net cash used in investing activities was primarily attributable to:

•	net purchases of investments of $9.6 billion in the first six months of 2013, compared to net proceeds from redemptions and sales of investments of $950 million in the first six months of 2012, partially offset by:

•	cash paid of $782 million, net of cash acquired, for our acquisitions of Alacer and Ferrosan in the first six months of 2012.

Financing Activities

Our net cash used in financing activities was $3.6 billion in the first six months of 2013, compared to net cash used in financing activities of $6.5 billion in the same period in 2012. The decrease in net cash used in financing activities was primarily attributable to:

•	net proceeds from borrowings of $6.5 billion in the first six months of 2013, compared to net repayments of borrowings of $391 million in the first six months of 2012; and

•	increased proceeds from the exercise of stock options,

partially offset by:

•	purchases of common stock of $7.9 billion in the first six months of 2013, compared to $3.0 billion in the first six months of 2012; and

•	higher cash dividends paid.

Supplemental Schedule of Non-Cash Investing and Financing Information

In the first six months of 2013, we:

•	sold our Animal Health business (Zoetis) for Pfizer common stock valued at $11.4 billion;

•	exchanged Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013 for $2.5 billion;

•	exchanged Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012 for $1.0 billion; and

•	transferred certain product rights, valued at $1.2 billion, to an equity-method investment.

For further details on Zoetis-related transactions, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures, and for further details on the transfer of certain product rights see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

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

Our long-term debt is rated high quality by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody's). See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	June 30, 2013		December 31, 2012
Selected financial assets:
Cash and cash equivalents(a)	$2,436		$10,081
Short-term investments(a)	31,275		22,318
Long-term investments(a)	16,107		14,149
	49,818		46,548
Debt:
Short-term borrowings, including current portion of long-term debt	5,214		6,424
Long-term debt	31,532		31,036
	36,746		37,460
Net financial assets(b)	$13,072		$9,088

Working capital(c)	$37,985		$35,645
Ratio of current assets to current liabilities	2.62	:1	2.22	:1
Total Pfizer Inc. shareholders' equity per common share(d)	$11.80		$11.17

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
Net financial assets increased as net cash provided by operating activities, the net impact of the Zoetis transactions and the proceeds from the exercise of stock options, among other things, more than offset share purchases and dividend payments. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	Working capital includes net assets held for sale of $79 million as of June 30, 2013 and $4.5 billion (Zoetis) as of December 31, 2012.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

On June 3, 2013, we completed a public offering of $4.0 billion aggregate principal amount of senior unsecured notes. In addition, we repaid at maturity our 3.625% senior unsecured notes that were due June 2013, which had a balance of $2.4 billion at December 31, 2012.

Full Separation of Zoetis––Impacts on Liquidity

As a result of the Zoetis-related transactions, among other impacts, we received approximately $6.1 billion of cash. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale, with no significant changes in the year-over-year trend.

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

As of June 30, 2013, we had about $1.3 billion in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece, Portugal and Ireland where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $283 million, were as follows: $114 million in Italy; $77 million in Greece; $58 million in Spain; $29 million in Portugal; and $5 million in Ireland.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:
Name of Rating Agency	Commercial Paper	Long-Term Debt		Date of Last Action
	Rating	Rating	Outlook
Moody’s	P-1	A1	Stable	May 2013
S&P	A1+	AA	Stable	May 2013

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of commercial paper and other short-term borrowings. As of June 30, 2013, we had access to $9.3 billion of lines of credit, of which $1.4 billion expire within one year. Of these lines of credit, $8.6 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of the unused lines of credit, all of which expire in 2016, may be used to support commercial paper borrowings.

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

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans

On November 1, 2012, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which became effective on November 30, 2012. On June 27, 2013, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan.

In the first six months of 2013, we purchased approximately 280 million shares of our common stock for approximately $7.9 billion under our publicly announced share-purchase plans. In the first six months of 2012, we purchased approximately 137 million shares of our common stock for approximately $3.0 billion under our publicly announced share-purchase plans. After giving effect to share purchases through June 30, 2013, our remaining share-repurchase authorization was approximately $13.9 billion.

Dividends on Common Stock

In June 2013, our Board of Directors declared a dividend of $0.24 per share, payable September 4, 2013, to shareholders of record at the close of business on August 2, 2013.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of June 30, 2013

In July 2013, the Financial Accounting Standards Board (FASB) issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. We do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued a clarification regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity. This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets as well as step acquisitions involving a foreign entity. The provisions of the new standard are effective on a prospective basis in 2014 for annual and interim reporting periods. We do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued guidance regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed-upon obligation of the company as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard are effective on a retrospective basis in 2014 for annual and interim reporting periods. We do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

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

•
the inability of the U.S. federal government to satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs, that may result from the possible failure of the U.S. federal government to suspend enforcement of or to increase the federal debt ceiling;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, and of our plan to internally separate our commercial operations into three, new, global business segments effective January 1, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock (including the acquisition of shares of the Company's common stock pursuant to the Zoetis exchange offer) during the second fiscal quarter of 2013:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 1, 2013, through April 28, 2013	54,095,175	$29.79	54,066,740	$5,569,491,590
April 29, 2013, through May 26, 2013	56,450,468	$29.30	56,403,900	$3,917,083,120
May 27, 2013, through June 30, 2013	405,531,011	$28.16	—	$13,917,083,120
Total	516,076,654	$28.46	110,470,640

(a)
On November 1, 2012, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which became effective on November 30, 2012 (the November 2012 Stock Purchase Plan). On June 27, 2013, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan.

(b)
In addition to amounts purchased under the November 2012 Stock Purchase Plan, these columns reflect the following transactions during the second fiscal quarter of 2013: (i) the surrender to Pfizer of 422,021 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 64,373 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; (iii) the surrender to Pfizer of 2,425 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards and total shareholder return units issued to employees; and (iv) the acquisition of 405,117,195 shares of common stock pursuant to the Zoetis exchange offer on June 24, 2013.

Item 3. Defaults Upon Senior Securities

None

 Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 4.1
Third Supplemental Indenture, dated as of June 3, 2013, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on June 3, 2013 (File No. 001-03619).

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

Pfizer Inc.
(Registrant)

Dated:	August 9, 2013	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)