Form 10-Q
period 2013-09-29
PFIZER INC
filed 2013-11-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

At November 4, 2013, 6,481,070,845 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues	$12,643	$12,953	$38,026	$40,766
Costs and expenses:
Cost of sales(a)	2,287	2,309	6,792	7,068
Selling, informational and administrative expenses(a)	3,395	3,491	10,203	10,834
Research and development expenses(a)	1,627	1,887	4,867	5,461
Amortization of intangible assets	1,117	1,211	3,476	3,889
Restructuring charges and certain acquisition-related costs	233	312	547	1,085
Other (income)/deductions––net	411	937	(514)	3,264
Income from continuing operations before provision for taxes on income	3,573	2,806	12,655	9,165
Provision/(benefit) for taxes on income	985	(183)	3,876	1,622
Income from continuing operations	2,588	2,989	8,779	7,543
Discontinued operations:
Income from discontinued operations––net of tax	36	225	326	734
Gain on disposal of discontinued operations––net of tax	(25)	—	10,393	—
Discontinued operations––net of tax	11	225	10,719	734
Net income before allocation to noncontrolling interests	2,599	3,214	19,498	8,277
Less: Net income attributable to noncontrolling interests	9	6	63	22
Net income attributable to Pfizer Inc.	$2,590	$3,208	$19,435	$8,255

Earnings per common share––basic(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$0.40	$1.26	$1.00
Discontinued operations––net of tax	—	0.03	1.54	0.10
Net income attributable to Pfizer Inc. common shareholders	$0.39	$0.43	$2.80	$1.10

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$0.40	$1.25	$1.00
Discontinued operations––net of tax	—	0.03	1.52	0.10
Net income attributable to Pfizer Inc. common shareholders	$0.39	$0.43	$2.77	$1.09

Weighted-average shares––basic	6,581	7,436	6,938	7,483
Weighted-average shares––diluted	6,656	7,508	7,016	7,550
Cash dividends paid per common share	$0.24	$0.22	$0.72	$0.66

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

(b)	EPS amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income before allocation to noncontrolling interests	$2,599	$3,214	$19,498	$8,277

Foreign currency translation adjustments	$(21)	$153	$(1,068)	$(1,565)
Reclassification adjustments(a)	—	—	171	—
	(21)	153	(897)	(1,565)
Unrealized holding gains on derivative financial instruments	490	455	336	242
Reclassification adjustments for realized gains(b)	(313)	(221)	(64)	(94)
	177	234	272	148
Unrealized holding gains/(losses) on available-for-sale securities	(156)	26	(57)	101
Reclassification adjustments for realized (gains)/losses(b)	(15)	(9)	(46)	24
	(171)	17	(103)	125
Benefit plans: actuarial gains/(losses), net	(13)	(88)	34	(592)
Reclassification adjustments related to amortization(c)	137	122	438	351
Reclassification adjustments related to curtailments/settlements, net(c)	54	48	147	160
Foreign currency translation adjustments and other	(28)	(37)	112	18
	150	45	731	(63)
Benefit plans: prior service (costs)/credits and other	—	(3)	3	23
Reclassification adjustments related to amortization(c)	(16)	(20)	(45)	(54)
Reclassification adjustments related to curtailments/settlements, net(c)	—	(4)	(9)	(86)
Other	2	5	(4)	1
	(14)	(22)	(55)	(116)
Other comprehensive income/(loss), before tax	121	427	(52)	(1,471)
Tax provision on other comprehensive income/(loss)(d)	80	73	443	72
Other comprehensive income/(loss) before allocation to noncontrolling interests	$41	$354	$(495)	$(1,543)

Comprehensive income before allocation to noncontrolling interests	$2,640	$3,568	$19,003	$6,734
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(32)	5	(2)	3
Comprehensive income attributable to Pfizer Inc.	$2,672	$3,563	$19,005	$6,731

(a)	Primarily reclassified into Gain on disposal of discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Taxes on Items of Other Comprehensive Income/(Loss).

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 29, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$2,052	$10,081
Short-term investments	31,627	22,318
Accounts receivable, less allowance for doubtful accounts	11,371	11,456
Inventories	6,482	6,076
Taxes and other current assets	7,835	8,956
Assets of discontinued operations and other assets held for sale	133	5,944
Total current assets	59,500	64,831
Long-term investments	15,731	14,149
Property, plant and equipment, less accumulated depreciation	12,359	13,213
Goodwill	42,400	43,661
Identifiable intangible assets, less accumulated amortization	40,549	45,146
Taxes and other noncurrent assets	4,982	4,798
Total assets	$175,521	$185,798

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$4,738	$6,424
Accounts payable	2,287	2,921
Dividends payable	1	1,733
Income taxes payable	802	979
Accrued compensation and related items	1,750	1,875
Other current liabilities	10,774	13,812
Liabilities of discontinued operations	21	1,442
Total current liabilities	20,373	29,186

Long-term debt	31,812	31,036
Pension benefit obligations	7,588	7,782
Postretirement benefit obligations	3,423	3,491
Noncurrent deferred tax liabilities	22,432	21,193
Other taxes payable	7,024	6,581
Other noncurrent liabilities	4,515	4,851
Total liabilities	97,167	104,120

Commitments and Contingencies

Preferred stock	35	39
Common stock	452	448
Additional paid-in capital	76,756	72,608
Treasury stock	(63,272)	(40,122)
Retained earnings	70,381	54,240
Accumulated other comprehensive loss	(6,383)	(5,953)
Total Pfizer Inc. shareholders’ equity	77,969	81,260
Equity attributable to noncontrolling interests	385	418
Total equity	78,354	81,678
Total liabilities and equity	$175,521	$185,798

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012
Operating Activities
Net income before allocation to noncontrolling interests	$19,498	$8,277
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,818	5,548
Share-based compensation expense	418	362
Gain associated with the transfer of certain product rights to an equity-method investment	(459)	—
Asset write-offs and impairment charges	926	865
Gain on disposal of discontinued operations	(10,501)	—
Deferred taxes from continuing operations	1,667	130
Deferred taxes from discontinued operations	(23)	(10)
Benefit plan expense in excess of contributions	258	86
Other non-cash adjustments, net	(311)	(118)
Other changes in assets and liabilities, net of acquisitions and divestitures	(4,312)	(3,342)
Net cash provided by operating activities	11,979	11,798

Investing Activities
Purchases of property, plant and equipment	(789)	(833)
Purchases of short-term investments	(33,927)	(14,587)
Proceeds from redemptions and sales of short-term investments	29,008	19,377
Net (purchases of)/proceeds from redemptions and sales of short-term investments with original maturities of 90 days or less	(2,177)	1,483
Purchases of long-term investments	(8,746)	(8,694)
Proceeds from redemptions and sales of long-term investments	5,943	3,357
Acquisitions, net of cash acquired	(15)	(782)
Other investing activities	(2)	(4)
Net cash used in investing activities	(10,705)	(683)

Financing Activities
Proceeds from short-term borrowings	3,723	5,700
Principal payments on short-term borrowings	(3,776)	(5,882)
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	1,831	(176)
Proceeds from issuance of long-term debt(a)	6,618	—
Principal payments on long-term debt	(2,396)	(14)
Purchases of common stock	(11,643)	(4,834)
Cash dividends paid	(5,026)	(4,915)
Proceeds from exercise of stock options and other financing activities	1,438	355
Net cash used in financing activities	(9,231)	(9,766)
Effect of exchange-rate changes on cash and cash equivalents	(72)	(25)
Net increase/(decrease) in cash and cash equivalents	(8,029)	1,324
Cash and cash equivalents, beginning	10,081	3,182
Cash and cash equivalents, end	$2,052	$4,506

Supplemental Cash Flow Information
Non-cash transactions:
Sale of Zoetis (our Animal Health business) for Pfizer common stock(b)	$11,408	$—
Exchange of Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013(b)	2,479	—
Exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012(b)	992	—
Transfer of certain product rights to an equity-method investment(c)	1,233	—
Cash paid during the period for:
Income taxes	$1,799	$1,895
Interest	1,512	1,675

(a)
Includes $2.6 billion from the issuance of senior notes by Zoetis, our former Animal Health subsidiary, net of the non-cash exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012. See Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

(b)	See Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

(c)	See Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.
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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 25, 2013 and August 26, 2012.

On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis), and recognized a gain of approximately $10.4 billion, net of tax, related to the disposal of this business in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013. The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013 and for the three and nine months ended September 30, 2012. In addition, in the condensed consolidated balance sheet as of December 31, 2012, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate. Prior period financial statements have been restated. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé. The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the three and nine months ended September 30, 2012. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our condensed consolidated balance sheets and condensed consolidated statements of income.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K/A.

B. Adoption of New Accounting Standards

There were no new accounting and disclosure standards adopted in the nine months ended September 29, 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments

A. Acquisitions

NextWave Pharmaceuticals, Inc.
In the first quarter of 2013, we finalized the allocation of the consideration transferred to the assets acquired and the liabilities assumed in the acquisition of NextWave Pharmaceuticals Incorporated (NextWave), a privately held, specialty pharmaceutical company, completed on November 27, 2012. The total consideration for the acquisition was approximately $442 million, which consisted of upfront payments to NextWave's shareholders of approximately $278 million and contingent consideration with an estimated acquisition-date fair value of approximately $164 million. We recorded $519 million in Identifiable intangible assets, consisting of $474 million in Developed technology rights and $45 million in In-process research and development; $166 million in net deferred tax liabilities; and $89 million in Goodwill. In the third quarter and the first nine months of 2013, as a result of lowered commercial forecasts, the fair value of the contingent consideration decreased and we recognized a pre-tax gain of approximately $128 million and $109 million, respectively, in Other (income)/deductions––net.

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

Exchange Offer (80.2% Interest)—On June 24, 2013, we exchanged all of our remaining interest in Zoetis, 400.985 million shares of Class A common stock of Zoetis (after converting all of our Class B common stock into Class A common stock, representing approximately 80.2% of the total outstanding Zoetis shares), for approximately 405.117 million outstanding shares of Pfizer common stock on a tax-free basis pursuant to an exchange offer made to Pfizer shareholders. The $11.4 billion of Pfizer common stock received in the exchange transaction was recorded in Treasury stock and was valued using the opening price of Pfizer common stock on June 24, 2013, the date we accepted the Zoetis shares for exchange. For additional information, see Note 6. Certain Changes in Total Equity. The gain on the sale of the remaining interest in Zoetis was approximately $10.4 billion, net of income taxes resulting from certain legal entity reorganizations, and was recorded in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013.

In summary, as a result of the above transactions, we received approximately $6.1 billion of cash and Treasury stock valued at $11.4 billion.

The operating results of the animal health business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013 (through the disposal date) and for the three and nine months ended September 30, 2012. In addition, in the condensed consolidated balance sheet as of December 31, 2012, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate. Prior period financial statements have been restated.

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

The operating results of this business are classified as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the three and nine months ended September 30, 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Discontinued Operations

The following table provides the components of Discontinued operations—net of tax:

	Three Months Ended(a)		Nine Months Ended(a)
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues	$—	$1,587	$2,201	$4,817
Pre-tax income from discontinued operations(a)	$32	$314	$421	$1,110
Provision for taxes on income(b)	(4)	89	95	376
Income from discontinued operations––net of tax	36	225	326	734
Pre-tax gain on disposal of discontinued operations	(38)	—	10,501	—
Provision for taxes on income(c)	(13)	—	108	—
Gain on disposal of discontinued operations––net of tax	(25)	—	10,393	—
Discontinued operations––net of tax	$11	$225	$10,719	$734

(a)
Includes the Animal Health (Zoetis) business for the nine months ended September 29, 2013 (through the disposal date) and for the three and nine months ended September 30, 2012, and the Nutrition business for the three and nine months ended September 30, 2012. For the three months ended September 29, 2013, includes certain post-close adjustments.

(b)
Includes a deferred tax benefit of $4 million and $30 million for the three months ended September 29, 2013 and September 30, 2012, respectively, and a deferred tax benefit of $23 million and $10 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. These deferred tax provisions include deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries indefinitely.

(c)	For the nine months ended September 29, 2013, primarily reflects income taxes resulting from certain legal entity reorganizations.

The following table provides the components of Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations:

(MILLIONS OF DOLLARS)	September 29, 2013	December 31, 2012
Accounts receivable, less allowance for doubtful accounts	$—	$922
Inventories	—	1,137
Other current assets	—	550
Property, plant and equipment, less accumulated depreciation	133	1,318
Goodwill	—	1,011
Identifiable intangible assets, less accumulated amortization	—	867
Other noncurrent assets	—	139
Assets of discontinued operations and other assets held for sale	$133	$5,944
Current liabilities	$21	$874
Other liabilities	—	568
Liabilities of discontinued operations	$21	$1,442

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the nine months ended September 29, 2013 and September 30, 2012.

C. Collaborative Arrangement

Collaboration for ertugliflozin

On April 29, 2013, we announced that we had entered into a worldwide, except Japan, collaboration agreement with Merck & Co., Inc. (Merck) for the development and commercialization of Pfizer's ertugliflozin (PF-04971729), an investigational oral sodium glucose cotransporter (SGLT2) inhibitor currently in Phase 3 development for the treatment of type 2 diabetes. Under the terms of the agreement, we will collaborate with Merck on the clinical development and commercialization of ertugliflozin,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets. Merck will continue to retain the rights to its existing portfolio of sitagliptin-containing products. Through September 29, 2013, we received payments totaling $60 million and we will be eligible for additional payments associated with the achievement of future clinical, regulatory and commercial milestones. The payments received to date have been deferred and are being recognized in Other (income)/deductions––net over a multi-year period. We will share potential revenues and certain costs with Merck on a 60%/40% basis, with Pfizer having the 40% share. Each party has the right to terminate the agreement at certain times under certain circumstances, with various resulting rights and obligations depending on the nature of the termination.

D. Equity-Method Investments

Investment in ViiV Healthcare Limited
On August 12, 2013, the U.S. Food and Drug Administration (FDA) approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV Healthcare Limited (ViiV), an equity-method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our interest in ViiV from 13.5% to 12.6% and an increase in GlaxoSmithKline plc's equity interest in ViiV from 76.5% to 77.4% effective October 1, 2013. As a result, in the third quarter of 2013, we recognized a loss of approximately $31 million in Other (income)/deductions––net. We continue to account for our investment in ViiV under the equity method due to the significant influence that we continue to have through our board representation and minority veto rights.

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

We are accounting for our interest in Hisun Pfizer as an equity-method investment, due to the significant influence we have over the operations of Hisun Pfizer through our board representation, minority veto rights and 49% voting interest. Our

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investment in Hisun Pfizer is reported as a private equity investment in Long-term investments, and our share of Hisun Pfizer's net income is recorded in Other (income)/deductions––net. As of September 29, 2013, the carrying value of our investment in Hisun Pfizer is approximately $1.4 billion, and the amount of our underlying equity in the net assets of Hisun Pfizer is approximately $750 million. The excess of the carrying value of our investment over our underlying equity in the net assets of Hisun Pfizer has been allocated, within the investment account, to goodwill and other intangible assets. The amount allocated to other intangible assets is being amortized into Other (income)/deductions––net over an average estimated useful life of 25 years.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Restructuring charges(a):
Employee terminations	$174	$132	$289	$439
Asset impairments	—	33	115	279
Exit costs	21	68	36	88
Total restructuring charges	195	233	440	806
Integration costs(b)	38	79	107	279
Restructuring charges and certain acquisition-related costs	233	312	547	1,085
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	43	75	134	205
Selling, informational and administrative expenses	—	1	19	7
Research and development expenses	—	—	94	259
Total additional depreciation––asset restructuring	43	76	247	471
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	16	18	27	22
Selling, informational and administrative expenses	30	47	95	77
Research and development expenses	1	47	10	132
Total implementation costs	47	112	132	231
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$323	$500	$926	$1,787

(a)
From the beginning of our cost-reduction/productivity initiatives in 2005 through September 29, 2013, Employee terminations represent the expected reduction of the workforce by approximately 63,500 employees, mainly in manufacturing, sales and research, of which approximately 57,000 employees have been terminated as of September 29, 2013. For the nine months ended September 29, 2013, substantially all employee termination costs represent additional costs with respect to approximately 1,300 employees.

The restructuring charges in 2013 are associated with the following:

•
For the three months ended September 29, 2013, Primary Care operating segment ($12 million), Specialty Care and Oncology operating segment ($18 million), Established Products and Emerging Markets operating segment ($4 million), Consumer Healthcare operating segment ($5 million), manufacturing operations ($112 million) and Corporate ($44 million).

•
For the nine months ended September 29, 2013, Primary Care operating segment ($29 million), Specialty Care and Oncology operating segment ($37 million), Established Products and Emerging Markets operating segment ($34 million), Consumer Healthcare operating segment ($6 million), research and development operations ($15 million), manufacturing operations ($194 million) and Corporate ($125 million).

The restructuring charges in 2012 are associated with the following:

•
For the three months ended September 30, 2012, Primary Care operating segment ($83 million), Specialty Care and Oncology operating segment ($60 million), Established Products and Emerging Markets operating segment ($16 million), Consumer Healthcare operating segment ($5 million), research and development operations ($39 million income), manufacturing operations ($48 million) and Corporate ($60 million).

•
For the nine months ended September 30, 2012, Primary Care operating segment ($51 million), Specialty Care and Oncology operating segment ($79 million), Established Products and Emerging Markets operating segment ($20 million), Consumer Healthcare operating segment ($18 million), research and development operations ($14 million income), manufacturing operations ($214 million) and Corporate ($438 million).

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:

(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2012(a)	$1,734	$—	$152	$1,886
Provision	289	115	36	440
Utilization and other(b)	(741)	(115)	(109)	(965)
Balance, September 29, 2013(c)	$1,282	$—	$79	$1,361

(a)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($720 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($717 million) and Other noncurrent liabilities ($644 million).

Total restructuring charges incurred from the beginning of our cost-reduction/productivity initiatives in 2005 through September 29, 2013 were $16.1 billion.

The asset impairment charges included in restructuring charges for the nine months ended September 29, 2013 primarily relate to assets held for sale and are based on an estimate of fair value, which was determined to be lower than the carrying value of the assets prior to the impairment charge.

The following table provides additional information about the long-lived assets that were impaired during the first nine months of 2013 in Restructuring charges and certain acquisition-related costs:

	Fair Value(a)				Nine Months Ended September 29, 2013
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Assets held for sale(b)	$84	$—	$84	$—	$64
Assets abandoned/demolished	—	—	—	—	51
Long-lived assets	$84	$—	$84	$—	$115

(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects property, plant and equipment and other long-lived held-for-sale assets written down to their fair value, less costs to sell of $2 million (a net of $82 million), in the first nine months of 2013. Fair value was determined primarily using a market approach, with various inputs, such as recent sales transactions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest income(a)	$(94)	$(109)	$(291)	$(275)
Interest expense(a)	340	381	1,067	1,149
Net interest expense	246	272	776	874
Royalty-related income	(122)	(149)	(305)	(343)
Patent litigation settlement income(b)	9	—	(1,342)	—
Other legal matters, net(c)	1	727	(94)	2,014
Gain associated with the transfer of certain product rights to an equity-method investment(d)	—	—	(459)	—
Net gain on asset disposals	(46)	(21)	(100)	(45)
Certain asset impairments and related charges(e)	443	14	968	524
Costs associated with the Zoetis IPO(f)	—	32	18	93
Other, net(g)	(120)	62	24	147
Other (income)/deductions––net	$411	$937	$(514)	$3,264

(a)
Interest income decreased in the third quarter of 2013 as portfolio maturities were invested at lower rates; however, during the first nine months of 2013, interest income increased due to higher cash and investment balances. Interest expense decreased in the third quarter and first nine months of 2013 due to lower outstanding debt, refinancings and lower rates, and the benefit of the conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
In the first nine months of 2013, reflects income from a litigation settlement with Teva Pharmaceutical Industries Ltd. (Teva) and Sun Pharmaceutical Industries Ltd. (Sun) for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the United States. As of September 29, 2013, the remaining receivables from Teva are included in Taxes and other current assets ($474 million) and Taxes and other noncurrent assets ($128 million). For additional information, see Note 12A5. Commitments and Contingencies: Legal Proceedings––Certain Matters Resolved During the First Nine Months of 2013.

(c)
In the first nine months of 2013, primarily includes an $80 million insurance recovery related to a certain litigation matter. In the third quarter of 2012, primarily includes a $491 million charge relating to the resolution of an investigation by the U.S. Department of Justice (DOJ) into Wyeth's historical promotional practices in connection with Rapamune. In the first nine months of 2012, primarily includes the aforementioned $491 million charge related to Rapamune, a $450 million settlement of a lawsuit by Brigham Young University related to Celebrex, and charges for hormone-replacement therapy litigation. For additional information, see Note 12. Commitments and Contingencies.

(d)
In the first nine months of 2013, represents the gain associated with the transfer of certain product rights to Hisun Pfizer, our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

(e)
In the third quarter of 2013, includes intangible asset impairment charges of $185 million, primarily reflecting (i) $95 million of indefinite lived brands, primarily related to our biopharmaceutical indefinite-lived brand, Xanax, and (ii) $90 million related to one IPR&D compound (full write-off), as well as a loss of $223 million related to an option to acquire the remaining interest in Laboratório Teuto Brasileiro S.A. (Teuto), a 40%-owned generics company in Brazil (an equity-method investment). In addition, the third quarter of 2013 includes an impairment charge of approximately $32 million related to the aforementioned equity-method investment in Brazil.

In the first nine months of 2013, includes intangible asset impairment charges of $674 million, primarily reflecting (i) $394 million of developed technology rights (for use in the development of bone and cartilage) acquired in connection with our acquisition of Wyeth, (ii) $171 million related to three IPR&D compounds, and (iii) $109 million of indefinite lived brands, primarily related to our biopharmaceutical indefinite-lived brand, Xanax. The intangible asset impairment charges for 2013 reflect, among other things, updated commercial forecasts and, with regard to IPR&D, the impact of new scientific findings. The intangible asset impairment charges for the first nine months of 2013 are associated with the following: Specialty Care ($394 million), Established Products ($185 million), Worldwide Research and Development ($43 million), Primary Care ($38 million), and Consumer Healthcare ($14 million). In addition, the first nine months of 2013 include a loss of $223 million related to an option to acquire the remaining interest Teuto, a 40%-owned generics company in Brazil (an equity-method investment), an impairment charge of approximately $39 million for certain private company investments and an impairment charge of $32 million related to the aforementioned equity-method investment in Brazil, Teuto.
In the first nine months of 2012, includes intangible asset impairment charges of $457 million reflecting (i) $314 million of IPR&D, substantially all related to assets that targeted autoimmune and inflammatory diseases (full write-off), (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, a cough suppressant, and (iii) $98 million related to three developed technology

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rights. The intangible asset impairment charges for 2012 reflect, among other things, the impact of new scientific findings, updated commercial forecasts and an increased competitive environment. The impairment charges for the first nine months of 2012 are associated with the following: Worldwide Research and Development ($297 million); Consumer Healthcare ($45 million); Established Products ($44 million); Primary Care ($52 million) and Specialty Care ($19 million). In addition, the first nine months of 2012 includes charges of approximately $67 million for certain investments. These investment impairment charges reflect the difficult global economic environment.

(f)
Costs incurred in connection with the IPO of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

(g) In the third quarter and first nine months of 2013, includes the gain of approximately $128 million and $109 million, respectively, reflecting the change in the fair value of the contingent consideration associated with our acquisition of NextWave. For additional information, see Note 2A. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Acquisitions.

The asset impairment charges included in Other (income)/deductions––net for the first nine months of 2013 primarily relate to identifiable intangible assets and are based on estimates of fair value.

The following table provides additional information about the intangible assets that were impaired during the first nine months of 2013 in Other (income)/deductions––net:

	Fair Value(a)				Nine Months Ended September 29, 2013
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Developed technology rights(b)	$564	$—	$—	$564	$394
Intangible assets––Brands(b)	1,499	—	—	1,499	109
Intangible assets––IPR&D(b)	220	—	—	220	171
Total	$2,283	$—	$—	$2,283	$674

(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects intangible assets written down to their fair value in the first nine months of 2013. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 27.6% for the third quarter of 2013, compared to (6.5)% for the third quarter of 2012, and was 30.6% for the first nine months of 2013, compared to 17.7% for the first nine months of 2012.

The unfavorable change in the effective tax rate for both periods reflects favorable audit settlements in the third quarter and first nine months of 2012; specifically, (i) a tax benefit of approximately $1.1 billion (representing tax and interest) recorded in connection with a settlement with the U.S. Internal Revenue Service (IRS) related to audits for multiple tax years (2006-2008), as well as (ii) a tax benefit recorded for the resolution of foreign audits pertaining to multiple tax years.

In addition, the unfavorable comparison of the first nine months of 2013 to the first nine months of 2012 reflects, to a lesser extent, (i) the tax rate associated with the patent litigation settlement income, (ii) the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our equity-method investment in China and (iii) the non-deductibility of the loss on an option to acquire the remaining interest in Teuto, a 40%-owned generics company in Brazil, since we expect to retain the investment indefinitely, partially offset by (i) the extension of the U.S. R&D tax credit (resulting in the full-year benefit of the 2012 R&D tax credit and the year-to-date 2013 R&D tax credit being recorded in the first nine months of 2013) and (ii) the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. For additional information about the patent litigation settlement income, see Note 12A5. Commitments and Contingencies: Legal Proceedings––Certain Matters Resolved

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the First Nine Months of 2013. For additional information about the transfer of certain product rights to our equity-method investment in China, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

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

The United States is one of our major tax jurisdictions, and we are regularly audited by the U.S. IRS:

•	With respect to Pfizer Inc., tax years 2009 and 2010 are currently under audit. Tax years 2011-2013 are open, but not under audit. All other tax years are closed.

•	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

•
With respect to King Pharmaceuticals, Inc. (King), the audit for tax years 2009 and 2010 has been effectively settled in the third quarter of 2013. The tax year January 1, 2011 through the date of acquisition (January 31, 2011) is open, but not under audit. All other tax years are closed. The open tax year for King and its subsidiaries is not material to Pfizer Inc.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2001-2013), Japan (2013), Europe (2007-2013, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2013, primarily reflecting Brazil and Mexico) and Puerto Rico (2007-2013).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Taxes on Items of Other Comprehensive Loss

The following table provides the components of tax provision on Other comprehensive income/(loss):

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Foreign currency translation adjustments(a)	$(2)	$(23)	$88	$14
Unrealized holding gains on derivative financial instruments	205	137	152	80
Reclassification adjustments for realized gains	(132)	(52)	(43)	(34)
	73	85	109	46
Unrealized holding gains/(losses) on available-for-sale securities	(16)	4	32	17
Reclassification adjustments for realized (gains)/losses	(14)	3	(19)	8
	(30)	7	13	25
Benefit plans: actuarial gains/(losses), net	(1)	(39)	10	(157)
Reclassification adjustments related to amortization	49	44	155	129
Reclassification adjustments related to curtailments/settlements, net	18	20	54	59
Foreign currency translation adjustments and other	(23)	(12)	35	5
	43	13	254	36
Benefit plans: prior service (costs)/credits and other	—	(2)	1	6
Reclassification adjustments related to amortization	(5)	(7)	(17)	(21)
Reclassification adjustments related to curtailments/settlements, net	—	(2)	(4)	(34)
Other	1	2	(1)	—
	(4)	(9)	(21)	(49)
Tax provision on other comprehensive income/(loss)	$80	$73	$443	$72

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

Note 6. Certain Changes in Total Equity

The change in Additional paid-in capital in the first nine months of 2013 reflects, among other things, the impact of share-based payment transactions and an increase of approximately $2.3 billion related to the completion of an IPO for a 19.8% interest in Zoetis, our former Animal Health subsidiary, in the first quarter of 2013. The Zoetis-related increase represents the excess of the consideration received over the book value of our divested interest, which was recorded in Additional paid-in capital as we retained control over Zoetis immediately after the IPO transaction. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

The change in Treasury stock in the first nine months of 2013 reflects, among other things, an increase of approximately $11.6 billion related to common stock acquired for cash and an increase of approximately $11.4 billion related to the divestment of the remaining 80.2% interest in Zoetis in the second quarter of 2013 through an exchange offer. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the changes, net of tax, in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(177)	$(88)	$163	$(6,110)	$259	$(5,953)
Other comprehensive income/(loss)(a)	(920)	163	(116)	477	(34)	(430)
Balance, September 29, 2013	$(1,097)	$75	$47	$(5,633)	$225	$(6,383)

(a)	Amounts do not include foreign currency translation loss of $65 million attributable to noncontrolling interests for the first nine months of 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:

(MILLIONS OF DOLLARS)	September 29, 2013	December 31, 2012
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$122	$142
Available-for-sale debt securities(c)	42,534	32,584
Available-for-sale money market funds(d)	1,533	1,727
Available-for-sale equity securities, excluding money market funds(c)	379	263
Derivative financial instruments in receivable positions(e):
Interest rate swaps	495	1,036
Foreign currency swaps	524	194
Foreign currency forward-exchange contracts	143	152
	45,730	36,098
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (f)	1,465	1,459
Private equity securities, carried at equity-method or at cost(f), (g)	2,250	1,239
	3,715	2,698
Total selected financial assets	$49,445	$38,796
Financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(h):
Interest rate swaps	$200	$33
Foreign currency swaps	188	428
Foreign currency forward-exchange contracts	208	243
	596	704
Other financial liabilities(i)
Short-term borrowings, carried at historical proceeds, as adjusted(f)	4,738	6,424
Long-term debt, carried at historical proceeds, as adjusted(j), (k)	31,812	31,036
	36,550	37,460
Total selected financial liabilities	$37,146	$38,164

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

(d)
Includes $447 million as of September 29, 2013 and $408 million as of December 31, 2012 of money market funds held in trust in connection with the asbestos litigation involving Quigley Company, Inc., a wholly owned subsidiary.

(e)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $14 million and foreign currency forward-exchange contracts with fair values of $65 million as of September 29, 2013; and, foreign currency forward-exchange contracts with fair values of $102 million as of December 31, 2012.

(f)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 29, 2013 or December 31, 2012. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities at cost are based on Level 3 inputs, using a market approach.

(g)
Our private equity securities represent investments in the life sciences sector. The increase in 2013 primarily reflects an increased investment in our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $97 million and foreign currency forward-exchange contracts with fair values of $83 million as of September 29, 2013; and, foreign currency swaps with fair values of $129 million and foreign currency forward-exchange contracts with fair values of $141 million as of December 31, 2012.

(i)	Some carrying amounts include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.

(j)	Includes foreign currency debt with fair values of $697 million as of September 29, 2013 and $809 million as of December 31, 2012, which are used as hedging instruments.

(k)
The fair value of our long-term debt (not including the current portion of long-term debt) is $36.4 billion as of September 29, 2013 and $37.5 billion as of December 31, 2012. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:

(MILLIONS OF DOLLARS)	September 29, 2013	December 31, 2012
Assets
Cash and cash equivalents	$925	$947
Short-term investments	31,627	22,318
Long-term investments	15,731	14,149
Taxes and other current assets(a)	200	296
Taxes and other noncurrent assets(b)	962	1,086
	$49,445	$38,796
Liabilities
Short-term borrowings, including current portion of long-term debt	$4,738	$6,424
Other current liabilities(c)	222	330
Long-term debt	31,812	31,036
Other noncurrent liabilities(d)	374	374
	$37,146	$38,164

(a)
As of September 29, 2013, derivative instruments at fair value include interest rate swaps ($35 million), foreign currency swaps ($22 million) and foreign currency forward-exchange contracts ($143 million) and, as of December 31, 2012, include foreign currency swaps ($144 million) and foreign currency forward-exchange contracts ($152 million).

(b)
As of September 29, 2013, derivative instruments at fair value include interest rate swaps ($460 million) and foreign currency swaps ($502 million) and, as of December 31, 2012, include interest rate swaps ($1.0 billion) and foreign currency swaps ($50 million).

(c)
As of September 29, 2013, derivative instruments at fair value include foreign currency swaps ($14 million) and foreign currency forward-exchange contracts ($208 million) and, as of December 31, 2012, include foreign currency swaps ($87 million) and foreign currency forward-exchange contracts ($243 million).

(d)
As of September 29, 2013, derivative instruments at fair value include interest rate swaps ($200 million) and foreign currency swaps ($174 million) and, as of December 31, 2012, include interest rate swaps ($33 million) and foreign currency swaps ($341 million).

In addition, we have long-term receivables where the determination of fair value employs discounted future cash flows, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The differences between the estimated fair values and carrying values of these receivables were not significant as of September 29, 2013 or December 31, 2012.

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:

	Years
		Over 1	Over 5		September 29, 2013
(MILLIONS OF DOLLARS)	Within 1	to 5	to 10	Over 10	Total
Available-for-sale debt securities
Western European, Scandinavian and other government debt(a)	$20,409	$2,225	$—	$—	$22,634
Corporate debt(b)	2,152	4,479	1,097	348	8,076
Western European, Scandinavian and other government agency debt(a)	2,955	440	—	—	3,395
Reverse repurchase agreements(c)	2,270	—	—	—	2,270
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	663	873	11	524	2,071
Supranational debt(a)	1,086	919	—	—	2,005
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	—	1,668	—	16	1,684
U.S. government debt	77	273	49	—	399
Held-to-maturity debt securities
Certificates of deposit and other	1,398	67	—	—	1,465
Total debt securities	$31,010	$10,944	$1,157	$888	$43,999

(a)	All issued by above-investment-grade governments, government agencies or supranational entities, as applicable.

(b)	Largely issued by above-investment-grade institutions in the financial services sector.

(c)	Involving U.S. and U.K. government securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $1.3 billion and $2.7 billion as of September 29, 2013 and December 31, 2012, respectively.

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

		As of September 29,
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

The following table provides the maturity schedule of our Long-term debt outstanding as of September 29, 2013:

(MILLIONS OF DOLLARS)	2014	2015	2016	2017	After 2017	Total
Maturities	$1,259	$3,026	$4,439	$2,653	$20,435	$31,812

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of September 29, 2013, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $41.7 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of September 29, 2013, the aggregate notional amount of interest rate derivative financial instruments is $16.5 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) recognized to hedge or offset operational foreign exchange or interest rate risk:

	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$489	$455	$313	$221

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	(2)	(40)	—	—
Foreign currency forward-exchange contracts	(4)	—	(1)	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(81)	(201)	—	—	—	—
Foreign currency swaps	(15)	10	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(4)	(20)	—	—
All other net	—	—	1	—	—	—
	$(100)	$(191)	$483	$395	$313	$221
Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$334	$237	$64	$89

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	(3)	(2)	137	32	—	—
Foreign currency forward-exchange contracts	(4)	—	(1)	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	47	(138)	—	—	—	—
Foreign currency swaps	(14)	(7)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	93	3	—	—
All other net	—	2	2	5	—	5
	$26	$(145)	$565	$277	$64	$94

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

(d)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)––Unrealized holding gains on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––Foreign currency translation adjustments.

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of September 29, 2013, the aggregate fair value of these derivative instruments that are in a net liability position is $250 million, for which we have posted collateral of $221 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on September 29, 2013, we would have been required to post an additional $46 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of September 29, 2013, we had $2.5 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. For details about our investments, see Note 7B. Financial Instruments: Investments in Debt Securities.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. For information about our financial instruments (excluding the impact of collateral), see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities and Note 7B. Financial Instruments: Investments in Debt Securities above. For information about the collateral posted on our derivative instruments, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities above. As of September 29, 2013, we received cash collateral of $526 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:

(MILLIONS OF DOLLARS)	September 29, 2013	December 31, 2012
Finished goods	$2,471	$2,254
Work-in-process	3,601	3,374
Raw materials and supplies	410	448
Inventories	$6,482	$6,076
Noncurrent inventories not included above(a)	$573	$612

(a)	Included in Taxes and other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:

(MILLIONS OF DOLLARS)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Consumer Healthcare	Total
Balance, December 31, 2012	$6,152	$16,885	$18,603	$2,021	$43,661
Derecognition(a)	—	—	(292)	—	(292)
Other(b)	(140)	(390)	(429)	(10)	(969)
Balance, September 29, 2013	$6,012	$16,495	$17,882	$2,011	$42,400

(a)
Reflects the goodwill derecognized as part of the transfer of certain product rights, which constituted a business, to our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

(b)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:

	September 29, 2013			December 31, 2012
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$72,025	$(40,432)	$31,593	$72,349	$(36,895)	$35,454
Brands	1,657	(752)	905	1,657	(693)	964
License agreements and other	897	(722)	175	914	(642)	272
	74,579	(41,906)	32,673	74,920	(38,230)	36,690
Indefinite-lived intangible assets
Brands	7,373	—	7,373	7,786	—	7,786
In-process research and development	500	—	500	669	—	669
Trademarks/tradenames	3	—	3	1	—	1
	7,876	—	7,876	8,456	—	8,456
Identifiable intangible assets(a)	$82,455	$(41,906)	$40,549	$83,376	$(38,230)	$45,146

(a)
The decrease is primarily related to amortization, asset impairment charges and the transfer of certain product rights to our equity-method investment in China. For additional information about the asset impairment charges, see Note 4. Other (Income)/Deductions—Net. For additional information about the transfer of certain product rights, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

As of September 29, 2013, our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:

•	Developed Technology Rights: Specialty Care (68%); Established Products (19%); Primary Care (12%); and Oncology (1%);

•	Brands, finite-lived: Consumer Healthcare (73%); and Established Products (27%);

•	Brands, indefinite-lived: Consumer Healthcare (69%); and Established Products (31%); and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	IPR&D: Worldwide Research and Development (43%); Specialty Care (38%); Established Products (10%); and Primary Care (9%).
There are no percentages for our Emerging Markets business unit as it is a geographic-area unit, not a product-based unit. The carrying value of the assets associated with our Emerging Markets business unit is included within the assets associated with the other four biopharmaceutical business units.

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.1 billion for the third quarter of 2013 and $1.2 billion for the third quarter of 2012, and $3.6 billion for the first nine months of 2013 and $4.0 billion for the first nine months of 2012.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:

	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(MILLIONS OF DOLLARS)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Three Months Ended
Net periodic benefit cost:
Service cost	$75	$86	$7	$8	$50	$50	$15	$16
Interest cost	166	170	26	15	92	97	42	46
Expected return on plan assets	(248)	(247)	—	—	(99)	(103)	(14)	(12)
Amortization of:
Actuarial losses	88	75	11	10	27	29	11	8
Prior service credits	(2)	(2)	(1)	(2)	(2)	(3)	(11)	(13)
Curtailments	—	—	—	—	(6)	—	—	(3)
Settlements	29	31	7	3	9	2	—	—
Special termination benefits	—	1	—	8	1	—	—	1
	$108	$114	$50	$42	$72	$72	$43	$43
Nine Months Ended
Net periodic benefit cost:
Service cost	$227	$272	$20	$27	$155	$151	$46	$51
Interest cost	501	528	53	47	279	297	125	137
Expected return on plan assets	(752)	(738)	—	—	(301)	(314)	(41)	(35)
Amortization of:
Actuarial losses	267	232	38	31	99	63	34	25
Prior service credits	(5)	(8)	(2)	(3)	(5)	(6)	(33)	(37)
Curtailments	(1)	(56)	—	(8)	(6)	(9)	(9)	(26)
Settlements	92	113	35	21	14	4	—	—
Special termination benefits	—	8	—	23	3	3	—	5
	$329	$351	$144	$138	$238	$189	$122	$120

(a)
The decrease in net periodic benefit costs for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, for our U.S. qualified plans was primarily driven by lower service cost resulting from the decision in 2012 to freeze the defined benefit plans in the U.S. and Puerto Rico, lower settlement activity and greater expected return on plan assets resulting from a higher plan asset base, partially offset by the curtailment gain in the second quarter of 2012 resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico. Also, the decrease in the discount rate resulted in lower interest costs, as well as an increase in the amounts amortized for actuarial losses.

(b)
The increase in net periodic benefit costs for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, for our U.S. supplemental (non-qualified) pension plans was primarily driven by higher settlement activity, an increase in the amounts amortized for actuarial losses resulting from the decrease in the discount rate and the curtailment gain in the second quarter of 2012 resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico, partially offset by special termination benefits in 2012.

(c)
The increase in net periodic benefit costs for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, for our international pension plans was primarily driven by an increase in the amounts amortized for actuarial losses resulting from decreases in discount rates and higher settlement activity.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the nine months ended September 29, 2013, we contributed from our general assets: $5 million to our U.S. qualified pension plans, $146 million to our U.S. supplemental (non-qualified) pension plans, $246 million to our international pension plans and $178 million to our postretirement plans.

During 2013, we expect to contribute from our general assets a total of $5 million to our U.S. qualified pension plans,
$177 million to our U.S. supplemental (non-qualified) pension plans, $346 million to our international pension plans and $238 million to our postretirement plans. Contributions expected to be made for 2013 are inclusive of amounts contributed during the nine months ended September 29, 2013. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):

	Three Months Ended		Nine Months Ended
(IN MILLIONS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
EPS Numerator––Basic
Income from continuing operations	$2,588	$2,989	$8,779	$7,543
Less: Net income attributable to noncontrolling interests	6	6	25	22
Income from continuing operations attributable to Pfizer Inc.	2,582	2,983	8,754	7,521
Less: Preferred stock dividends––net of tax	—	1	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,582	2,982	8,753	7,520
Discontinued operations––net of tax	11	225	10,719	734
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—	39	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	11	225	10,680	734
Net income attributable to Pfizer Inc. common shareholders	$2,593	$3,207	$19,433	$8,254
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,582	$2,983	$8,754	$7,521
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	11	225	10,680	734
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,593	$3,208	$19,434	$8,255
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,581	7,436	6,938	7,483
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	75	72	78	67
Weighted-average number of common shares outstanding––Diluted	6,656	7,508	7,016	7,550
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	43	180	43	180

(a)
These common stock equivalents were outstanding for the three and nine months ended September 29, 2013 and September 30, 2012, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

We have accrued for losses that are both probable and reasonably estimable. Substantially all of our contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

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

Lyrica (pregabalin)
Beginning in March 2009, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic manufacturer, Lyrica oral solution. Each of the generic manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, one of which expired in October 2013 and the other of which expires in 2018. Each of the generic manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases were consolidated in the District of Delaware. In July 2012, the court held that all three patents are valid and infringed, thereby preventing the generic manufacturers from obtaining final FDA approval for their generic versions of Lyrica and from marketing those products in the U.S. prior to the expiration of the three patents. In August 2012, the generic manufacturers appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

Apotex Inc. notified us, in May and June 2011, respectively, that it had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica oral solution and Lyrica capsules. Apotex Inc. asserts the invalidity and non-infringement of the basic patent, as well as the seizure patent that expired in October 2013. In July 2011, we filed an action

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the challenged patents in connection with both of the abbreviated new drug applications.

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

Torisel (temsirolimus)
In December 2011, we brought patent-infringement actions in the U.S. District Court for the District of Delaware against Sandoz and Accord Healthcare, Inc. USA and certain of its affiliates (collectively, Accord) as a result of their abbreviated new drug applications with the FDA seeking approval to market generic versions of Torisel before the expiration of the basic patent in 2014. In May 2012, we brought an action in the same court against Sandoz for infringement of a formulation patent that expires in 2026. In September 2012, our actions against Sandoz and Accord were consolidated in the District of Delaware. In October 2013, we and Accord entered into an agreement-in-principle to settle our action against Accord on terms that are not material to Pfizer.

Pristiq (desvenlafaxine)
Beginning in May 2012, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Pristiq. Each of the generic manufacturers asserts the invalidity, unenforceability and/or non-infringement of two patents for Pristiq that expire in 2022 and in 2027. Beginning in June 2012, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware asserting the validity, enforceability and infringement of those patents. All of these actions have been consolidated in the District of Delaware.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Detrol LA (tolterodine)
In February 2013, Lupin Ltd. and Lupin Pharmaceuticals, Inc. notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. They asserted the invalidity and non-infringement of three Detrol LA formulation patents, which (including the six-month pediatric exclusivity period) expire in 2020. In March 2013, we filed an action against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of New Jersey for infringement of two of the formulation patents.
In March 2013, Inventia Healthcare Private Limited (Inventia) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. Inventia asserted the invalidity and non-infringement of the three Detrol LA formulation patents referred to above. In April 2013, we filed an action against Inventia in the U.S. District Court for the Northern District of Illinois for infringement of two of the formulation patents.
In October 2013, both of the actions described above were settled on terms that are not material to Pfizer.

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

Tygacil (tigecycline)
In September 2013, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Apotex Inc. asserts the non-infringement of a polymorph patent for Tygacil that expires in 2030, but has not challenged the basic patent, which expires in 2016. In September 2013, we filed suit against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the infringement of the polymorph patent.

A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

 Asbestos

•	Quigley

Quigley Company, Inc. (Quigley or, subsequent to the effectiveness of the amended reorganization plan on November 4, 2013, Reorganized Quigley), a wholly owned subsidiary, was acquired by Pfizer in 1968 and sold products containing small amounts of asbestos until the early 1970s. In September 2004, Pfizer and Quigley took steps that were intended to resolve all pending and future claims against Pfizer and Quigley in which the claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. We recorded a charge of $369 million pre-tax ($229 million after-tax) in the third quarter of 2004 in connection with these matters.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2004, Quigley filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2005, Quigley filed a reorganization plan in the Bankruptcy Court that needed the approval of 75% of the voting claimants, as well as the Bankruptcy Court and the U.S. District Court for the Southern District of New York. In connection with that filing, Pfizer entered into settlement agreements with lawyers representing more than 80% of the individuals with claims related to Quigley products against Quigley and Pfizer. The agreements provide for a total of $430 million in payments, of which $215 million became due in December 2005 and has been and is being paid to claimants upon receipt by Pfizer of certain required documentation from each of the claimants. The reorganization plan provided for the establishment of a trust (the Asbestos Personal Injury Trust) for the evaluation and, as appropriate, payment of all unsettled pending claims, as well as any future claims alleging injury from exposure to Quigley products.

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

In March 2011, Pfizer entered into a settlement agreement with a committee (the Ad Hoc Committee) representing approximately 40,000 claimants in the Quigley bankruptcy proceeding (the Ad Hoc Committee claimants). Consistent with the charges previously recorded with respect to Quigley, the principal provisions of the settlement agreement provided for a settlement payment in two installments and other consideration, as follows:

•
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a first installment of $500 million upon receipt by Pfizer of releases of asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding $500 million in the aggregate of claims (Pfizer began paying this first installment in June 2011 and all amounts have been paid);

•
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a second installment of $300 million upon Pfizer’s receipt of releases of asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding an additional $300 million in the aggregate of claims (Pfizer began paying this second installment in April 2013 and all amounts have been paid);

•
the payment of the Ad Hoc Committee’s legal fees and expenses incurred in this matter up to a maximum of $19 million (Pfizer began paying these legal fees and expenses in May 2011 and all amounts have been paid); and

•
the procurement by Pfizer of insurance for the benefit of certain Ad Hoc Committee claimants to the extent such claimants with non-malignant diseases have a future disease progression to a malignant disease (Pfizer procured this insurance in August 2011).

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
In June 2013, the Bankruptcy Court held a hearing to consider confirmation of the amended reorganization plan and, in July 2013, it entered an order confirming the plan. Subsequently, in July 2013, the District Court entered an order issuing an injunction directing pending and future claims alleging asbestos-related personal injury from exposure to Quigley products to the Asbestos Personal Injury Trust, subject to any appeal and to the decision of the Second Circuit discussed below. The District Court's judgment on its order became final and non-appealable on October 17, 2013. The amended reorganization plan became effective on November 4, 2013, at which time, consistent with the charges previously recorded with respect to Quigley, we contributed an additional amount of cash and non-cash items (including insurance proceeds and the value of certain debt forgiveness) to Reorganized Quigley and the Asbestos Personal Injury Trust with a value of approximately $1.08 billion; the value of the non-cash items was finalized and approved by the Bankruptcy Court.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2012, the U.S. Court of Appeals for the Second Circuit affirmed a ruling by the U.S. District Court for the Southern District of New York that the Bankruptcy Court’s preliminary injunction in the Quigley bankruptcy proceeding does not prohibit actions directly against Pfizer Inc. for alleged asbestos-related personal injury from exposure to Quigley products based on the “apparent manufacturer” theory of liability under Pennsylvania law. The Second Circuit’s decision is procedural and does not address the merits of the plaintiffs’ claims under Pennsylvania law. In June 2013, the U.S. Supreme Court denied our petition for certiorari seeking a reversal of the Second Circuit’s decision. As a result, actions against Pfizer Inc. for alleged asbestos-related personal injury from exposure to Quigley products alleging an “apparent manufacturer” theory of liability are no longer stayed and additional actions might be filed to the extent allowed by the Second Circuit's decision and applicable law.

In a separately negotiated transaction with an insurance company in August 2004, we agreed to a settlement related to certain insurance coverage which provides for payments to an insurance proceeds trust established by Pfizer and Quigley over a ten-year period of amounts totaling $405 million. All amounts paid by this insurance company to date were paid into the insurance proceeds trust and subsequently deposited in the Asbestos Personal Injury Trust as of the November 4, 2013 effective date of the Quigley amended reorganization plan. In addition, certain other insurance companies that issued policies covering Pfizer and Quigley entered into settlement agreements during the Quigley bankruptcy proceeding pursuant to which they have made, or will make in accordance with the schedules provided for in the respective settlement agreements, settlement payments to the Asbestos Personal Injury Trust for the benefit of present unsettled and future claimants with claims arising from exposure to Quigley products.

•	Other Matters
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 29, 2013, approximately 66,400 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

Warner-Lambert and American Optical brought suit in state court in New Jersey against the insurance carriers that provided coverage for the asbestos and other allegedly hazardous materials claims related to American Optical. A majority of the carriers subsequently agreed to pay for a portion of the costs of defending and resolving those claims. The litigation continues against the carriers who have disputed coverage or how costs should be allocated to their policies, and the court held that Warner-Lambert and American Optical are entitled to payment from each of those carriers of a proportionate share of the costs associated with those claims. Under New Jersey law, a special allocation master was appointed to implement certain aspects of the court’s rulings. By late-May 2013, Warner-Lambert and American Optical had agreed to principal settlement terms with all of those remaining carriers regarding their payment of a portion of the past costs and their coverages for a portion of the future costs of defending and resolving the aforementioned claims against American Optical. Final settlement agreements have been negotiated, and it is expected that final payment will be made and that Warner-Lambert's and American Optical's action against the insurance carriers will be dismissed in the fourth quarter of 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In November 2012, several institutional investors that had opted out of the certified class filed three, separate, multi-plaintiff actions in the Southern District of New York against the same defendants named in the consolidated class action, asserting allegations substantially similar to those asserted in the consolidated class action. In September 2013, the Southern District dismissed the three, multi-plaintiff actions without prejudice, and the plaintiffs in those actions rejoined the certified class in the Multi-District Litigation.

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

Various Drugs: Foreign Corrupt Practices Act Compliance
In February 2013, a shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York, against certain current and former officers and directors of Pfizer. Pfizer is named as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties to the Company as the result of, among other things, inadequate oversight of compliance by Pfizer subsidiaries in various countries outside the U.S. with the U.S. Foreign Corrupt Practices Act. The plaintiff seeks damages in unspecified amounts and other unspecified relief on behalf of Pfizer.

Hormone-Replacement Therapy

•	Personal Injury and Economic Loss Actions
Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the third quarter of 2013, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products). The federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

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

As of September 29, 2013, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 98% of the hormone-replacement therapy actions pending against us and our affiliated companies. Since the inception of this litigation, we recorded aggregate charges in previous years with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of approximately $1.7 billion. These charges also include approximately $25 million for the expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, excluding the class actions and purported class actions referred to above. The approximately $25 million charges are an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amounts accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described above, additional charges may be required in the future.

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

In January 2011, the U.S. District Court for the District of Massachusetts entered an order trebling a jury verdict against us in an individual action by a third-party payer, the Kaiser Foundation Health Plan Inc., seeking damages for the alleged off-label promotion of Neurontin in violation of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The verdict was for approximately $47.4 million, which was subject to automatic trebling to $142.1 million under the RICO Act. In November 2010, the court had entered a separate verdict against us in the amount of $65.4 million, together with prejudgment interest, under California’s Unfair Trade Practices law relating to the same alleged conduct, which amount is included within and is not additional to the $142.1 million trebled amount of the jury verdict. In April 2013, the U.S. Court of Appeals for the First Circuit affirmed the District Court's decisions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2013, we filed a petition for certiorari seeking review by the U.S. Supreme Court of the First Circuit's decisions, described above, reversing the dismissals of the individual action by Aetna and the third-party payer purported class action and affirming the verdict against us in the individual action by Kaiser. Our petition asks the Supreme Court to review certain issues regarding causation and damages.

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
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Second Circuit.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

In November 2012, the defendants moved to dismiss all of the foregoing actions. In September 2013, the court dismissed the claims by direct purchasers that relate to the procurement and/or enforcement of certain patents for Lipitor. In addition, the court limited the timeframe for which direct purchasers may pursue their remaining damage claims to the period from June 2011 to November 2011. The court deferred its ruling on the defendants' motions to dismiss the claims by direct purchasers that relate to the 2008 litigation settlement agreement with Ranbaxy and granted the plaintiffs leave to amend their complaints as to those claims. Defendants' motions to dismiss the actions by the other plaintiffs in the Multi-District Litigation—the indirect purchaser, third-party payer and individual plaintiffs—remain pending.

Also, in January 2013, the State of West Virginia filed an action in West Virginia state court against Pfizer and Ranbaxy, among others, that asserts claims and seeks relief on behalf of the State of West Virginia and residents of that state that are substantially similar to the claims asserted and the relief sought in the purported class actions described above.

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

Thimerosal
Wyeth was a defendant in a number of individual suits and purported class actions by or on behalf of vaccine recipients alleging that exposure through vaccines to cumulative doses of thimerosal, a preservative used in certain childhood vaccines formerly manufactured and distributed by Wyeth and other vaccine manufacturers, caused severe neurological damage and/or autism in children. In addition to the suits alleging injury from exposure to thimerosal, certain of the cases were brought by parents in their individual capacities for, among other things, loss of services and loss of consortium of the injured child. All of the actions against Wyeth have been dismissed, either by the courts or voluntarily by the plaintiffs.

The National Childhood Vaccine Injury Act (the Vaccine Act) requires that persons alleging injury from childhood vaccines first file a petition in the U.S. Court of Federal Claims asserting a vaccine-related injury. At the conclusion of that proceeding, petitioners may bring a lawsuit against the manufacturer in federal or state court, provided that they have satisfied certain procedural requirements. Also under the terms of the Vaccine Act, if a petition has not been adjudicated by the U.S. Court of Federal Claims within a specified time period after filing, the petitioner may opt out of the proceeding and pursue a lawsuit

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

against the manufacturer by following certain procedures. Claims brought by parents for, among other things, loss of services and loss of consortium of the injured child are not covered by the Vaccine Act.

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

Various Drugs: Co-Pay Programs
In July 2012, a purported class action was filed against Pfizer in the U.S. District Court for the Southern District of Illinois. The plaintiffs seek to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs allege that these programs violate the federal Racketeer Influenced and Corrupt Organization (RICO) Act and federal antitrust law by, among other things, providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payers’ reimbursement costs. The plaintiffs seek treble damages on behalf of the putative class for their excess reimbursement costs allegedly attributable to the co-pay programs, as well as an injunction prohibiting us from offering such programs. Similar purported class actions have been filed against several other pharmaceutical companies.

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

In October 2011, we voluntarily disclosed to the EPA potential non-compliance with certain provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. We do not expect that any injunctive relief or penalties that may result from our voluntary disclosure will be material to Pfizer. Separately, in October 2012, the EPA issued an administrative complaint and penalty demand of $216,000 to resolve alleged non-compliance with similar provisions of the federal Clean Air Act that the EPA identified as part of its March 2010 inspection of the Barceloneta facility. We are in discussions with the EPA seeking to resolve these matters.

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

In 2009, the U.S. Department of Justice (DOJ) filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006, prior to Wyeth's acquisition by Pfizer, violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. We are exploring with the DOJ various ways to resolve this matter.

A5. Legal Proceedings––Certain Matters Resolved During the First Nine Months of 2013

As previously reported, during the first nine months of 2013, certain matters, including those discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.

Protonix (pantoprazole sodium)
Wyeth has a license to market Protonix in the U.S. from Nycomed GmbH (Nycomed), which owns the patents relating to Protonix. Nycomed was acquired by Takeda Pharmaceutical Company Limited (Takeda) in 2011. The basic patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011.

In June 2013, Pfizer announced a settlement of Pfizer’s and Takeda’s patent-infringement action against Teva Pharmaceutical Industries and Sun Pharmaceutical Industries Ltd. (Sun) in the U.S. District Court for the District of New Jersey that provides for the payment of a total of $2.15 billion by the two generic companies. In that action, Pfizer and Takeda sought compensation for damages resulting from Teva Pharmaceutical Industries’ and Sun’s “at-risk” launches of Protonix in the U.S. prior to the expiration of the basic patent. Pursuant to the settlement agreement: (i) Teva Pharmaceutical Industries agreed to pay Pfizer and Takeda a total of $800 million in 2013, of which $660 million has been paid to date, and an additional $800 million by October 2014, and (ii) Sun agreed to pay Pfizer and Takeda a total of $550 million, all of which has been paid. Pfizer is entitled to 64% and Takeda is entitled to 36% of the settlement proceeds.

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

Rebif
We have an exclusive collaboration agreement with EMD Serono, Inc. (Serono) to co-promote Rebif, a treatment for multiple sclerosis, in the U.S. In August 2011, Serono filed a complaint in the Philadelphia Court of Common Pleas seeking a declaratory judgment that we are not entitled to a 24-month extension of the Rebif co-promotion agreement, which otherwise would terminate at the end of 2013. We disagreed with Serono's interpretation of the agreement and believed that we have the right to extend the agreement to the end of 2015. In October 2011, the court sustained our preliminary objections and dismissed Serono’s complaint. In March 2013, the Superior Court of Pennsylvania affirmed the decision of the Philadelphia Court of Common Pleas dismissing Serono’s complaint, thereby upholding our right to extend the Rebif co-promotion agreement to the end of 2015. In May 2013, the Superior Court of Pennsylvania denied Serono’s petition seeking reconsideration of the decision.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

◦
Specialty Care––includes revenues and earnings, as defined by management, from prescription pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this unit in 2013 include BeneFIX, Enbrel, Genotropin, Geodon (outside the U.S.), the Prevnar family of products, ReFacto AF, Revatio (outside the U.S.), Tygacil, Vfend (outside the U.S. and South Korea), Vyndaqel outside the U.S., Xalatan (outside the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Xeljanz, Xyntha and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

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

•
Pfizer Medical, which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, partnerships with global public health and medical associations, regulatory inspection readiness reviews, internal audits of Pfizer-sponsored clinical trials and internal regulatory compliance processes.

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

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) acquisition-related activities, where we incur costs for restructuring, integration, implementation and executing the transaction; and (iii) certain significant items, which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $176 billion as of September 29, 2013 and approximately $186 billion as of December 31, 2012.

Selected income statement information

The following table provides selected income statement information by reportable segment:

	Revenues		R&D Expenses		Earnings(a)
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Three Months Ended
Reportable Segments:
Primary Care(b)	$3,259	$3,610	$245	$247	$1,917	$2,112
Specialty Care and Oncology	3,756	3,735	326	345	2,660	2,630
Established Products and Emerging Markets(c)	4,727	4,772	95	84	2,680	2,673
Total reportable segments	11,742	12,117	666	676	7,257	7,415
Consumer Healthcare and other business activities(d)	834	836	734	933	(491)	(693)
Reconciling Items:
Corporate(e)	—	—	220	217	(1,369)	(1,359)
Purchase accounting adjustments(f)	—	—	1	(1)	(960)	(1,127)
Acquisition-related costs(g)	—	—	—	—	(61)	(237)
Certain significant items(h)	67	—	1	47	(744)	(1,052)
Other unallocated(i)	—	—	5	15	(59)	(141)
	$12,643	$12,953	$1,627	$1,887	$3,573	$2,806
Nine Months Ended
Reportable Segments:
Primary Care(b)	$9,830	$11,725	$682	$739	$6,002	$7,399
Specialty Care and Oncology	11,069	11,423	1,047	1,044	7,670	7,883
Established Products and Emerging Markets(c)	14,499	15,173	264	223	8,303	8,926
Total reportable segments	35,398	38,321	1,993	2,006	21,975	24,208
Consumer Healthcare and other business activities(d)	2,561	2,445	2,113	2,322	(1,410)	(1,721)
Reconciling Items:
Corporate(e)	—	—	639	705	(4,194)	(4,700)
Purchase accounting adjustments(f)	—	—	(1)	(4)	(3,287)	(3,713)
Acquisition-related costs(g)	—	—	—	5	(264)	(638)
Certain significant items(h)	67	—	104	386	180	(3,784)
Other unallocated(i)	—	—	19	41	(345)	(487)
	$38,026	$40,766	$4,867	$5,461	$12,655	$9,165

(a)	Income from continuing operations before provision for taxes on income.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)
Revenues and Earnings from the Primary Care segment decreased in the three and nine months ended September 29, 2013 as compared to the prior year, and Earnings as a percentage of revenues for the nine months ended September 29, 2013 also declined, primarily due to the loss of exclusivity for Lipitor in developed Europe and Australia; the subsequent shift in the reporting of Lipitor in those markets to the Established Products business unit; the losses of exclusivity of certain other products in various markets; lower Alliance revenues from Spiriva due to the ongoing expiration of the Spiriva collaboration in certain countries; and the termination of the co-promotion agreement for Aricept in Japan in December 2012. Earnings as a percentage of revenues increased for the three months ended September 29, 2013 primarily due to market growth of Lyrica as well as mid-year price increases.

(c)
Revenues from the Established Products and Emerging Markets segment decreased in the three and nine months ended September 29, 2013, and Earnings from the Established Products and Emerging Markets segment decreased in the nine months ended September 29, 2013, as compared to the prior year, primarily due to the continued erosion of branded Lipitor in the U.S. and Japan, partially offset by the addition of products in certain markets that shifted to the Established Products unit from other business units beginning January 1, 2013 and strong volume growth in China. Earnings as a percentage of revenue increased in the three months ended September 29, 2013 as compared to the prior year due to Lipitor and Norvasc growth in China. Earnings as a percentage of revenue decreased in the nine months ended September 29, 2013 as compared to the prior year due to the change in the mix of products.

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

(g)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring newly acquired businesses, such as transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(h)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
For Revenues in the third quarter and first nine months of 2013, certain significant items represent revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.
For Earnings in the third quarter of 2013, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $10 million, (ii) certain asset impairments and related charges of $440 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $262 million, (iv) other charges of $43 million and (v) costs associated with a patent litigation settlement of $9 million. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments, Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For Earnings in the third quarter of 2012, certain significant items includes: (i) charges for certain legal matters of $723 million, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $263 million, (iii) costs associated with the separation of Zoetis of $32 million, (iv) certain asset impairment charges of $17 million and (v) other charges of $17 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For Earnings in the first nine months of 2013, certain significant items includes: (i) patent litigation settlement income of $1.3 billion, (ii) the gain associated with the transfer of certain product rights to our equity-method investment in China of $459 million, (iii) net credits for certain legal matters of $99 million, (iv) income related to our transitional manufacturing and supply agreements with Zoetis of $10 million, (v) certain asset impairments and related charges of $929 million, (vi) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $662 million, (vii) other charges of $121 million and (viii) costs associated with the separation of Zoetis of $18 million. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments, Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For Earnings in the first nine months of 2012, certain significant items includes: (i) charges for certain legal matters of $2.0 billion, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $1.1 billion, (iii) certain asset impairment charges of $506 million, (iv) costs associated with the separation of Zoetis of $93 million and (v) other charges of $55 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net.
For R&D in all periods presented, certain significant items primarily reflect additional depreciation––asset restructuring and implementation costs.

(i)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following table provides revenues by geographic area:

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
United States	$5,186	$5,174	—	$15,190	$16,011	(5)
Developed Europe(a)	2,785	2,804	(1)	8,502	9,433	(10)
Developed Rest of World(b)	1,992	2,386	(17)	6,139	7,383	(17)
Emerging Markets(c)	2,680	2,589	4	8,195	7,939	3
Revenues	$12,643	$12,953	(2)	$38,026	$40,766	(7)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.1 billion and $2.1 billion in both the third quarter of 2013 and 2012, and $6.4 billion and $7.1 billion in the first nine months of 2013 and 2012, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

Significant Product Revenues

The following table provides revenues by product:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues from biopharmaceutical products:
Lyrica	$1,135	$1,036	$3,335	$3,026
Prevnar family	959	949	2,855	3,028
Enbrel (Outside the U.S. and Canada)	932	893	2,769	2,780
Celebrex	752	676	2,120	1,969
Lipitor	533	749	1,704	3,364
Viagra	460	517	1,405	1,498
Zyvox	319	328	1,007	996
Norvasc	303	319	917	1,001
Sutent	278	294	892	913
Premarin family	276	262	793	797
BeneFIX	213	201	619	577
Genotropin	183	212	570	619
Vfend	193	187	557	543
Pristiq	173	152	516	461
Chantix/Champix	154	146	486	496
Detrol/Detrol LA	131	176	437	576
Xalatan/Xalacom	140	181	434	617
ReFacto AF/Xyntha	148	150	433	420
Medrol	107	113	343	388
Zoloft	116	129	341	398
Effexor	96	107	326	342
Zosyn/Tazocin	104	109	293	378
Zithromax/Zmax	84	89	283	318
Tygacil	92	82	271	249
Relpax	83	92	263	266
Fragmin	83	91	263	283
Rapamune	91	92	261	259
EpiPen	85	67	230	217
Revatio	75	135	225	414
Sulperazon	78	62	222	191
Cardura	70	79	221	254
Inlyta	83	29	217	53
Xanax XR	69	66	204	203
Xalkori	73	38	193	78
Toviaz	57	52	174	150
Aricept(a)	52	71	173	249
Caduet	52	68	164	191
Inspra	53	51	164	156
Diflucan	59	61	164	185
Somavert	56	49	159	143
Neurontin	50	52	158	172
Dalacin/Cleocin	50	74	149	176
Xeljanz	35	—	68	—
Alliance revenues(b)	684	879	2,187	2,577
All other biopharmaceutical products	1,923	1,952	5,833	6,350
	11,742	12,117	35,398	38,321
Other revenues:
Consumer Healthcare	788	780	2,399	2,276
Other(c)	113	56	229	169
	$12,643	$12,953	$38,026	$40,766
(a) Represents direct sales under license agreement with Eisai Co., Ltd.
(b) Includes Enbrel (in the U.S. and Canada), Spiriva, Rebif, Aricept and Eliquis.
(c) Other represents revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and includes, in 2013, the revenues related to our transitional manufacturing and supply agreements with Zoetis.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 29, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 29, 2013, and September 30, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 53 provides information about the following: our business; our performance during the third quarter and first nine months of 2013 and 2012; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2013.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 64 and consists of the following sub-sections:

◦
Revenues. This sub-section, beginning on page 64, provides an analysis of our revenues and products for the third quarter and first nine months of 2013 and 2012, as well as an overview of research and development (R&D) expenses and important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 78, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 82, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, beginning on page 83, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 83, provides a discussion of an alternative view of performance used by management.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, on page 88, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 89, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 90, provides an analysis of our cash flows for the first nine months of 2013 and 2012.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 91, provides an analysis of selected measures of our liquidity and of our capital resources as of September 29, 2013 and December 31, 2012, as well as a discussion of our outstanding debt and other commitments that existed as of September 29, 2013 and December 31, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, beginning on page 94, discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 95, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A relating to, among other things, our anticipated financial and operating performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Revenues	$12,643	$12,953	(2)	$38,026	$40,766	(7)

Cost of sales	2,287	2,309	(1)	6,792	7,068	(4)
% of revenues	18.1%	17.8%		17.9%	17.3%

Selling, informational and administrative expenses	3,395	3,491	(3)	10,203	10,834	(6)
% of revenues	26.9%	27.0%		26.8%	26.6%

Research and development expenses	1,627	1,887	(14)	4,867	5,461	(11)
% of revenues	12.9%	14.6%		12.8%	13.4%

Amortization of intangible assets	1,117	1,211	(8)	3,476	3,889	(11)
% of revenues	8.8%	9.3%		9.1%	9.5%

Restructuring charges and certain acquisition-related costs	233	312	(25)	547	1,085	(50)
% of revenues	1.8%	2.4%		1.4%	2.7%

Other (income)/deductions––net	411	937	(56)	(514)	3,264	*
Income from continuing operations before provision for taxes on income	3,573	2,806	27	12,655	9,165	38
% of revenues	28.3%	21.7%		33.3%	22.5%

Provision/(benefit) for taxes on income	985	(183)	*	3,876	1,622	*
Effective tax rate	27.6%	(6.5)%		30.6%	17.7%

Income from continuing operations	2,588	2,989	(13)	8,779	7,543	16
% of revenues	20.5%	23.1%		23.1%	18.5%

Discontinued operations––net of tax	11	225	(95)	10,719	734	*

Net income before allocation to noncontrolling interests	2,599	3,214	(19)	19,498	8,277	*
% of revenues	20.6%	24.8%		51.3%	20.3%

Less: Net income attributable to noncontrolling interests	9	6	50	63	22	*
Net income attributable to Pfizer Inc.	$2,590	$3,208	(19)	$19,435	$8,255	*
% of revenues	20.5%	24.8%		51.1%	20.2%

Earnings per common share––basic(a):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$0.40	(3)	$1.26	$1.00	26
Discontinued operations––net of tax	—	0.03	*	1.54	0.10	*
Net income attributable to Pfizer Inc. common shareholders	$0.39	$0.43	(9)	$2.80	$1.10	*

Earnings per common share––diluted(a):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$0.40	(3)	$1.25	$1.00	25
Discontinued operations––net of tax	—	0.03	*	1.52	0.10	*
Net income attributable to Pfizer Inc. common shareholders	$0.39	$0.43	(9)	$2.77	$1.09	*

Cash dividends paid per common share	$0.24	$0.22	9	$0.72	$0.66	9
* Calculation not meaningful.

(a)	EPS amounts may not add due to rounding.
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

On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis). The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013 and for the three and nine months ended September 30, 2012. In addition, in the condensed consolidated balance sheet as of December 31, 2012, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures and see the “Our Business Development Initiatives”, “Discontinued Operations” and “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A.

On November 30, 2012, we completed the sale of our Nutrition business. The operating results of this business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the three and nine months ended September 30, 2012. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures and see the “Our Business Development Initiatives” and “Discontinued Operations” sections of this MD&A.

Our 2013 Performance

Revenues in the third quarter of 2013 were $12.6 billion, a decrease of 2% compared to the same period in 2012, which reflects an operational decline of $38 million, or less than 1%. The operational decrease was primarily the result of:

•	the continued erosion for branded Lipitor in the U.S., developed Europe and certain other markets (approximately $239 million);

•	other product losses of exclusivity (approximately $276 million);

•	the ongoing expiration of the Spiriva collaboration in certain countries (approximately $163 million); and

•	decreased government purchases of the Prevnar family of products and Enbrel in certain emerging markets (approximately $48 million), partially offset by:

•
the growth of certain products, including Lyrica, Enbrel, Inlyta, Xalkori, Celebrex and Xeljanz (approximately $361 million) as well as various other biopharmaceutical products (approximately $162 million) in developed markets;

•
the overall growth in the rest of the Emerging Markets business unit (approximately $166 million), excluding the aforementioned decrease in the government purchases of the Prevnar family of products and Enbrel;

•	the overall growth in the Consumer Healthcare business unit (approximately $8 million); and

•	revenues from the transitional manufacturing and supply agreements with Zoetis (approximately $67 million).
In addition, Revenues were unfavorably impacted by foreign exchange by approximately $272 million, or 2%, in the third quarter of 2013 compared to the same period in 2012.

Revenues in the first nine months of 2013 were $38.0 billion, a decrease of 7% compared to the same period in 2012, which reflects an operational decline of $1.9 billion, or 5%. The operational decrease was primarily the result of:

•	the continued erosion for branded Lipitor in the U.S., developed Europe and certain other markets (approximately $1.7 billion);

•	the loss of exclusivity for Geodon in March 2012 in the U.S (approximately $184 million);

•	other product losses of exclusivity (approximately $900 million);

•	the ongoing expiration of the Spiriva collaboration in certain countries (approximately $341 million);

•	lower revenues from atorvastatin (approximately $162 million); and

•	decreased government purchases of the Prevnar family of products and Enbrel in certain emerging markets (approximately $130 million), partially offset by:

•	the growth of certain products, including Lyrica, Enbrel, Inlyta, Celebrex, Xalkori and Xeljanz (approximately $1.0 billion) in developed markets;

•
the overall growth in the rest of the Emerging Markets business unit (approximately $493 million), excluding the aforementioned decrease in the government purchases of the Prevnar family of products and Enbrel;

•	the overall growth in the Consumer Healthcare business unit (approximately $127 million); and

•	revenues from the transitional manufacturing and supply agreements with Zoetis (approximately $67 million).
In addition, Revenues were unfavorably impacted by foreign exchange of approximately $793 million, or 2%, in the first nine months of 2013 compared to the same period in 2012.

Income from continuing operations for the third quarter of 2013 was $2.6 billion, compared to $3.0 billion in the third quarter of 2012, primarily reflecting, among other items:

•
lower revenues, primarily due to the continued erosion of branded Lipitor in the U.S., developed Europe and certain other markets, other product losses of exclusivity, the ongoing expiration of the Spiriva collaboration in certain countries, decreased government purchases of the Prevnar family of products in certain emerging markets and the unfavorable impact of foreign exchange;

•
higher asset impairments and related charges (up approximately $429 million, pre-tax) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•
a higher effective tax rate, primarily due to (i) a favorable settlement in 2012 with the U.S. Internal Revenue Service (IRS) related to audits for multiple tax years; specifically, we recorded a tax benefit of approximately $1.1 billion (representing tax and interest), as well as (ii) a tax benefit recorded for the resolution of foreign audits pertaining to multiple tax years (see also the “Costs and Expenses––Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters),

partially offset by:

•
lower net charges for legal matters (down approximately $726 million, pre-tax) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	additional benefits generated from our global cost-reduction/productivity initiatives, partially offset by spending to support new product launches; and

•	the non-recurrence of a $250 million (pre-tax) payment to AstraZeneca in the third quarter of 2012 to obtain the exclusive over-the-counter rights to Nexium.
See also the “Discontinued Operations” section of this MD&A.

Income from continuing operations for the first nine months of 2013 was $8.8 billion compared to $7.5 billion in the first nine months of 2012, primarily reflecting, among other items:

•
patent litigation settlement income recorded in 2013 (approximately $1.3 billion, pre-tax) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
lower net charges for other legal matters (down approximately $2.1 billion, pre-tax) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	additional benefits generated from our global cost-reduction/productivity initiatives, partially offset by spending to support new product launches;

•
a gain recorded in 2013 (approximately $459 million, pre-tax) associated with the transfer of certain product rights to our equity-method investment in China, Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer) (see also the “Our Business Development Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments); and

•	lower amortization of intangible assets (down approximately $413 million, pre-tax), partially offset by:

•
lower revenues, primarily due to the continued erosion for branded Lipitor in the U.S., developed Europe and certain other markets, other product losses of exclusivity, the ongoing expiration of the Spiriva collaboration in certain countries, the loss of exclusivity for Geodon in the U.S, decreased government purchases of the Prevnar family of products in certain emerging markets and the unfavorable impact of foreign exchange;

•
higher asset impairments and related charges (up approximately $444 million, pre-tax) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•
a higher effective tax rate, primarily due to (i) a favorable settlement in 2012 with the IRS related to audits for multiple tax years; specifically, we recorded a tax benefit of approximately $1.1 billion (representing tax and interest), as well as (ii) a tax benefit recorded for the resolution of foreign audits pertaining to multiple tax years (see also the “Costs and Expenses––Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters).

See also the “Discontinued Operations” section of this MD&A.

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

Intellectual Property Rights and Collaboration/Licensing Rights

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

•
Other recent loss of exclusivity impacts––In the U.S., we lost exclusivity for Geodon in March 2012 and Revatio tablet in September 2012. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012 and Australia in July 2012. We lost exclusivity for Aricept in the majority of European markets in February 2012 and April 2012. Caduet lost exclusivity in the majority of European markets in March and May 2012. We lost exclusivity in the U.S. for Detrol IR in June 2012. Detrol IR and Detrol LA lost exclusivity in most European markets in September 2012. Viagra lost exclusivity in most major EU markets in June 2013. We lost exclusivity for Lyrica in Canada in February 2013.

•
Spiriva—Our collaboration with Boehringer Ingelheim (BI) for Spiriva expires on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets, Canada and Australia in early 2013 and in the U.S. and certain other EU markets in early 2014, which is adversely impacting our 2013 results. We expect to experience a graduated decline in revenues from Spiriva through 2016.

•	Aricept—Our rights to Aricept in Japan returned to Eisai Co., Ltd. in December 2012. The Aricept 23mg tablet lost exclusivity in the U.S. in July 2013.

•
Enbrel—Our U.S. and Canada collaboration agreement with Amgen Inc. for Enbrel expired on October 31, 2013. While we are entitled to royalties for 36 months thereafter, we expect that those royalties will be significantly less than our previous share of Enbrel profits from U.S. and Canada sales. In addition, while our share of the profits from this collaboration previously was included in Revenues, our royalties after October 31, 2013 will be included in Other (income)/deductions––net, in our consolidated statements of income. Outside the U.S. and Canada, our exclusive rights to Enbrel continue in perpetuity.

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

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Selected Revenues from Biopharmaceutical Products” section of this MD&A. See Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation for a discussion of certain recent developments with respect to patent litigation.

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation, and also known as the Affordable Care Act or ACA), was enacted in the U.S. As explained more fully in our 2012 Annual Report on Form 10-K/A, this legislation has resulted in both current and longer-term impacts on us.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$133 million in the third quarter of 2013 and $179 million in the third quarter of 2012, and $364 million in the first nine months of 2013 and $413 million in the first nine months of 2012, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$78 million in the third quarter of 2013 and $75 million in the third quarter of 2012, and $209 million in the first nine months of 2013 and $256 million in the first nine months of 2012, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

Regulatory Environment/Pricing and Access––Certain Other U.S. Federal Government Matters

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

After the U.S. federal debt ceiling was reached on May 19, 2013 and after measures taken by the U.S. Treasury Department to enable the U.S. federal government to continue meeting its financial obligations were nearly exhausted, on October 16, 2013, legislation was enacted that (i) ended the partial shutdown of the U.S. federal government and provided funding for U.S. federal government operations through January 15, 2014, and (ii) increased the U.S. federal debt ceiling through February 7, 2014 and preserved the ability of the U.S. Treasury Department to use “extraordinary measures” to avoid a default on U.S. federal government debt for a few months thereafter. If, after the expiration of those respective periods, the U.S. federal government fails to provide funding to avoid a partial or total shutdown of its operations and/or fails to suspend enforcement of or to increase the debt ceiling, and if, as a result, the U.S. federal government is unable to conduct drug review and approval activities or satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs, our results of operations could be adversely affected.
Pricing and Access––Increasing Pressures to Reduce Healthcare Cost Growth Rates in the U.S.

As the healthcare cost growth rate in the U.S. continues to outpace inflation, cost-reduction and access pressures are increasing in intensity. Containing entitlement spending, including Medicare and Medicaid, is a major focus of deficit-reduction efforts. The ACA, which expanded the role of the U.S. government as a healthcare payer, is accelerating changes in the U.S. healthcare marketplace, and the potential for additional pricing and access pressures continues to be significant. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA imposed in 2018, are already scaling back healthcare benefits.

Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Longer term, we are seeing a shift in focus away from fee-for-service payments towards outcomes-based payments and risk-sharing arrangements that reward providers for cost reductions. These new payment models can, at times, lead to lower prices for, and restricted access to, new medicines. At the same time, these models can also expand utilization by encouraging physicians to screen, diagnose and treat-to-goal.

In response to the evolving U.S. and global healthcare spending landscape, we are continuing to work with health authorities, health technology assessment and quality measurement bodies and major U.S. payers throughout the product-development process to better understand how these entities value our compounds and products. Further, we are seeking to develop stronger internal capabilities focused on demonstrating the value of the medicines that we discover or develop, register and manufacture, by recognizing patterns of usage of our medicines and competitor medicines along with patterns of healthcare costs.

The Global Economic Environment

In addition to the industry-specific factors discussed above, and as explained more fully in our 2012 Annual Report on Form 10-K/A, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, including the countries that use the euro, and in a number of emerging markets.

•
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

•
We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale, with no significant changes in the year-over-year trend. For further discussion about our Accounts Receivable, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.

•
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

Commercial Operations
We currently manage our commercial operations through four operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, and Consumer Healthcare. For additional information about our current operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
On July 29, 2013, we announced plans to internally create a new global commercial organization structure. Beginning in fiscal 2014, we will manage our commercial operations through three businesses––the Global Innovative Pharmaceutical Business (GIP); the Global Vaccines, Oncology and Consumer Healthcare Business (VOC); and the Global Established Pharmaceutical Business (GEP).
A significant change effected by this new structure is the full integration of emerging markets into each business. Emerging markets are an important component of our strategy for global leadership, and our new structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets.
Some additional information about each product grouping:

•
Global Innovative Pharmaceutical Business––GIP will generally comprise medicines within several therapeutic areas that are expected to have market exclusivity beyond 2015, as well as Enbrel. These therapeutic areas include immunology and inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women's/men's health.

•
Global Vaccines, Oncology and Consumer Healthcare Business––VOC will focus on the development of vaccines and products for oncology and consumer healthcare. Each of the three businesses comprising this group will operate as a separate, global business, requiring distinct specialization in terms of the science, talent and market approach necessary to deliver value to consumers and patients.

•
Global Established Pharmaceutical Business––GEP will include the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets. Additionally, GEP will include our biosimilars portfolio and current and future established products initiatives, such as our existing agreements with Mylan in Japan, Hisun in China and Teuto in Brazil.

The GIP and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing internal investments and targeted business development designed to maximize the value of our in-line products and ensure a robust pipeline of highly-differentiated product candidates in areas of unmet medical need. In addition, VOC will include our Consumer Healthcare business, which manufactures and markets several well-known brands. The assets to be managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers.
GEP will be expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. GEP will leverage our experience in biologic development, manufacturing and commercialization.
These changes will not be implemented until 2014 to allow for the necessary internal transition process. Beginning with our first-quarter 2014 financial results, we will provide greater financial transparency into our new businesses.
Research Operations
We continue to transform our global research and development organization and pursue strategies intended to improve innovation and overall productivity in R&D with the goal of building a sustainable pipeline that will deliver value in the near term and over time.
Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and the system's overall productivity. As such, our research primarily focuses on five high-priority areas that have a mix of small molecules and large molecules––immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. Other areas of focus include rare diseases and biosimilars.

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
For additional information about R&D by operating segment, see the “Research and Development––Operations and Product Development” section of this MD&A.
For additional information about our pending new drug applications and supplemental filings, see the “Research and Development––Product Developments––Biopharmaceutical” section of this MD&A.
For additional information about current and recent restructuring activities, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.
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
For additional information about our current efforts to enforce our intellectual property rights, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation.
Capital and Expense Management
We seek to maintain a strong balance sheet and robust liquidity so that we continue to have the financial resources necessary to take advantage of prudent commercial, research and business development opportunities and to directly enhance shareholder value through dividends and share repurchases. For additional information about our financial condition, liquidity, capital resources, share purchases and dividends, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
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

The more significant recent transactions and events are described below:

•
Collaboration with Eli Lilly & Company (Lilly)––In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. The tanezumab program currently is subject to a partial clinical hold by the FDA pending submission of nonclinical data to the FDA. We anticipate submitting that data in the first half of 2014. Under the agreement with Lilly, we are eligible to receive certain payments from Lilly upon the achievement of specified clinical, regulatory and commercial milestones, including an upfront payment of $200 million that is contingent upon the parties continuing in the collaboration after receipt of the FDA’s response to the submission of the nonclinical data. Both Pfizer and Lilly have the right to terminate the agreement under certain conditions.

•
ViiV Healthcare Limited (ViiV)––On August 12, 2013, the FDA approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection developed by ViiV, an equity-method investee. This approval triggered a reduction in our interest in ViiV from 13.5% to 12.6% and an increase in GlaxoSmithKline plc's equity interest in ViiV from 76.5% to 77.4% effective October 1, 2013. As a result, in the third quarter of 2013, we recognized a loss of approximately $31 million in Other (income)/deductions––net. We continue to account for our investment in ViiV under the equity method due to the significant influence that we continue to have through our board representation and minority veto rights. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity Method Investments.

On October 31, 2012, ViiV acquired the remaining 50% of Shionogi-ViiV Healthcare LLC, its equity-method investee, from Shionogi & Co., Ltd. (Shionogi) in consideration for a 10% interest in ViiV (newly issued shares) and contingent consideration in the form of future royalties.

•
Zoetis––On June 24, 2013, we completed the full disposition of our Animal Health business (Zoetis). The full disposition was completed through a series of steps, including the formation of Zoetis, an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and an exchange offer for the remaining 80.2% interest. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

•
Collaboration with Merck & Co., Inc. (Merck)––On April 29, 2013, we announced that we entered into a worldwide, except Japan, collaboration agreement with Merck for the development and commercialization of Pfizer's ertugliflozin (PF-04971729), an investigational oral sodium glucose cotransporter (SGLT2) inhibitor currently in Phase 3 development for the treatment of type 2 diabetes. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Collaborative Arrangement.

•
Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)––On September 6, 2012, we and Zhejiang Hisun Pharmaceuticals Co., Ltd. formed a new company, Hisun Pfizer, to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. On January 1, 2013, we contributed assets constituting a business to this 49%-owned equity-method investment and recognized a pre-tax gain of approximately $459 million in Other (income)/deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

•
Nutrition Business––On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

•
NextWave Pharmaceuticals Incorporated (Next Wave)––On November 27, 2012, we completed our acquisition of NextWave, a privately held, specialty pharmaceutical company. As a result of the acquisition, we now hold exclusive North American rights to Quillivant XR™ (methylphenidate hydrochloride), the first once-daily liquid medication approved in the U.S. for the treatment of attention deficit hyperactivity disorder. The total consideration for the acquisition was approximately $442 million, which consisted of upfront payments to NextWave's shareholders of approximately $278 million and contingent consideration with an estimated acquisition-date fair value of approximately $164 million. In the third quarter and the first nine months of 2013, as a result of lowered commercial forecasts, the fair value of the contingent consideration decreased and we recognized a pre-tax gain of approximately $128 million and $109 million, respectively, in Other (income)/deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Acquisitions.

•
Nexium Over-the Counter Rights––On August 13, 2012, we announced that we entered into an agreement with AstraZeneca for the exclusive, global, over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. We made an upfront payment of $250 million to AstraZeneca, and AstraZeneca is eligible to receive milestone payments of up to $550 million based on product launches and level of sales as well as royalty payments based on sales. In June 2013, the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion recommending that the European Commission approve 'Nexium Control' OTC for the short-term treatment of reflux symptoms (including heartburn and acid regurgitation in adults). A new drug application submission for Nexium OTC in the U.S. in a 20mg delayed-release capsule was accepted for review by the FDA in the first half of 2013.

•
Biocon Alliance––On March 12, 2012, Biocon and Pfizer announced the conclusion of their October 18, 2010 alliance to commercialize Biocon’s biosimilar versions of insulin and insulin analog products. The companies agreed that, due to the individual priorities for their respective biosimilars businesses, each company would move forward independently.

•
Alacer Corp. (Alacer)––On February 26, 2012, we completed our acquisition of Alacer, a company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Acquisitions.

•
Ferrosan Holding A/S (Ferrosan)––On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan, a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Acquisitions.

Our Financial Guidance for 2013

The following table provides our current financial guidance for 2013:
Adjusted revenues	$50.8 to $51.8 billion
Adjusted cost of sales as a percentage of adjusted revenues	18.0% to 18.5%
Adjusted selling, informational and administrative expenses	$14.2 to $14.7 billion
Adjusted research and development expenses	$6.3 to $6.6 billion
Adjusted other (income)/deductions	Approximately $400 million
Effective tax rate on adjusted income	Approximately 28.0%
Reported diluted EPS	$3.05 to $3.15
Adjusted diluted EPS	$2.15 to $2.20

For an understanding of Adjusted income and its components and Adjusted diluted EPS (all non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

The current exchange rates assumed in connection with the 2013 financial guidance are a blend of the actual exchange rates in effect through September 29, 2013 and the mid-October 2013 exchange rates for the remainder of the year. The weighted average shares outstanding assumed reflects, among other things, the reduction in our common stock outstanding as a result of the Zoetis exchange offer. Since this reduction occurred on June 24, 2013, Adjusted and Reported diluted EPS guidance reflects only a partial-year benefit.

The following table provides a reconciliation of 2013 Adjusted income and Adjusted diluted EPS guidance to the 2013 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2013 Guidance
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	$14.8 - $15.2	$2.15 - $2.20
Purchase accounting impacts of transactions completed as of September 29, 2013	(3.3)	(0.49)
Acquisition-related costs	(0.4 - 0.5)	(0.06 - 0.07)
Non-acquisition-related restructuring costs	(0.6 - 0.8)	(0.09 - 0.13)
Certain other items incurred through September 29, 2013(c)	0.3	0.04
Discontinued operations(d)	10.7	1.55
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$21.2 - $21.9	$3.05 - $3.15

(a)
Does not assume the completion of any business-development transactions not completed as of September 29, 2013, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of September 29, 2013.

(b)	For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.

(c)
Includes income from a litigation settlement with Teva Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Ltd. for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the United States.

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

In addition, revenues and cost of sales from the transitional manufacturing and supply agreements with Zoetis have been excluded from the applicable Adjusted components of the financial guidance.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

The following table provides worldwide revenues by operating segment, business unit and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012	% Change in Revenues
Three Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$3,259	$3,610	$2,101	$2,021	$1,158	$1,589	(10)	4	(27)
Specialty Care	3,349	3,406	1,513	1,528	1,836	1,878	(2)	(1)	(2)
Oncology	407	329	185	151	222	178	24	23	25
SC&O Operating Segment	3,756	3,735	1,698	1,679	2,058	2,056	1	1	—
Emerging Markets	2,431	2,389	—	—	2,431	2,389	2	—	2
Established Products	2,296	2,383	948	1,069	1,348	1,314	(4)	(11)	3
EP&EM Operating Segment	4,727	4,772	948	1,069	3,779	3,703	(1)	(11)	2
	11,742	12,117	4,747	4,769	6,995	7,348	(3)	—	(5)

Consumer Healthcare	788	780	396	388	392	392	1	2	—
Other(a)	113	56	43	17	70	39	*	*	79
Total revenues	$12,643	$12,953	$5,186	$5,174	$7,457	$7,779	(2)	—	(4)
Nine Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$9,830	$11,725	$6,213	$6,065	$3,617	$5,660	(16)	2	(36)
Specialty Care	9,891	10,483	4,365	4,639	5,526	5,844	(6)	(6)	(5)
Oncology	1,178	940	534	415	644	525	25	29	23
SC&O Operating Segment	11,069	11,423	4,899	5,054	6,170	6,369	(3)	(3)	(3)
Emerging Markets	7,466	7,308	—	—	7,466	7,308	2	—	2
Established Products	7,033	7,865	2,890	3,780	4,143	4,085	(11)	(24)	1
EP&EM Operating Segment	14,499	15,173	2,890	3,780	11,609	11,393	(4)	(24)	2
	35,398	38,321	14,002	14,899	21,396	23,422	(8)	(6)	(9)

Consumer Healthcare	2,399	2,276	1,111	1,054	1,288	1,222	5	5	5
Other(a)	229	169	77	58	152	111	36	33	37
Total revenues	$38,026	$40,766	$15,190	$16,011	$22,836	$24,755	(7)	(5)	(8)

(a)
Represents revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and includes, in 2013, the revenues related to our transitional manufacturing and supply agreements with Zoetis.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products were $11.7 billion for the third quarter of 2013 and $35.4 billion for the first nine months of 2013, reflecting decreases of 3% and 8%, respectively, compared to the same periods in 2012, reflecting, among other things:

•
a decrease in operational revenues of approximately $481 million in the third quarter and $2.5 billion in the first nine months of 2013, compared to the same periods in 2012, due to the loss of exclusivity of various products in certain markets, including a decrease in operational revenues from branded Lipitor of $239 million in the third quarter and $1.7 billion in the first nine months of 2013;

•
lower operational Alliance revenues of approximately $250 million in the third quarter and $631 million in the first nine months of 2013, compared to the same periods in 2012, from Spiriva due to the ongoing expiration of the Spiriva collaboration in certain countries, and from Aricept due to the loss of exclusivity in the majority of European markets and the return of our rights to Aricept in Japan to Eisai Co., Ltd., partially offset by an increase of approximately $40 million in the third quarter and $164 million in the first nine months of 2013 in operational Alliance revenues from Enbrel;

•
a decrease in operational revenues of approximately $162 million in the first nine months of 2013, compared to the same period in 2012, due to multi-source generic competition in the U.S. for atorvastatin beginning in late-May 2012; and

•
a decrease in operational revenues of approximately $48 million in the third quarter and $130 million in the first nine months of 2013, compared to the same periods in 2012, due to decreased government purchases of the Prevnar family of products and Enbrel in certain emerging markets, partially offset by:

•
an increase in operational revenues of approximately $186 million in the third quarter and $595 million in the first nine months of 2013, compared to the same periods in 2012, due to continued growth in developed markets of certain biopharmaceutical products, particularly Lyrica, Inlyta and Xalkori; and

•
an increase in operational revenues of approximately $166 million in the third quarter and $493 million in the first nine months of 2013, compared to the same periods in 2012, due to continued growth in the Emerging Markets unit related to various products.

The unfavorable impact of foreign exchange on biopharmaceutical revenues of $271 million in the third quarter and $782 million in the first nine months of 2013, or 2% in both periods, also contributed to a decrease in biopharmaceutical revenues.

Geographically,

•
in the U.S., revenues from biopharmaceutical products were relatively flat in the third quarter of 2013 and decreased 6% in the first nine months of 2013, compared to the same periods in 2012, reflecting, among other things:

◦	lower revenues from Lipitor, Revatio and Geodon, all due to loss of exclusivity (down approximately $188 million in the third quarter of 2013 and $918 million in the first nine months of 2013);

◦
lower revenues from Spiriva, reflecting the final-year terms of our Spiriva co-promotion agreement in the U.S. (down approximately $124 million in the third quarter of 2013 and $211 million in the first nine months of 2013);

◦	lower revenues from atorvastatin (down approximately $162 million in the first nine months of 2013);

◦	lower revenues from Prevnar 13, due to decreased government purchases (down approximately $86 million in the first nine months of 2013); and

◦	lower revenues from Zosyn (down approximately $48 million in the first nine months of 2013), partially offset by:

◦
the strong performance of certain other biopharmaceutical products, including Lyrica, Celebrex, Xeljanz, Inlyta and Xalkori (up approximately $209 million in the third quarter of 2013 and $521 million in the first nine months of 2013).

•
in our international markets, revenues from biopharmaceutical products decreased 5% in the third quarter and decreased 9% in the first nine months of 2013, compared to the same periods in 2012. Operationally, revenues decreased 1% in the third quarter of 2013 and 5% in the first nine months of 2013, compared to the same periods in 2012, reflecting, among other things:

◦
lower revenues for Lipitor and Xalatan/Xalacom (down approximately $152 million in the third quarter of 2013 and $1.3 billion in the first nine months of 2013) due to the loss of exclusivity of Lipitor in developed Europe, Japan and Australia, and Xalatan/Xalacom in the majority of European markets and in Australia; lower revenues for Viagra, (down approximately $48 million in the third quarter of 2013 and $72 million in the first nine months of 2013)

primarily due to loss of exclusivity in most major markets in Europe; and lower revenues for Aricept (direct sales) (down approximately $18 million in the third quarter of 2013 and $75 million in the first nine months of 2013) due to the loss of exclusivity in certain markets;

◦
lower Alliance revenues (down approximately $110 million in the third quarter of 2013 and $372 million in the first nine months of 2013), primarily due to the loss of exclusivity of Aricept in many major European markets, the return of our rights to Aricept in Japan to Eisai Co., Ltd., and lower revenues for Spiriva in certain European countries, Canada and Australia (where the Spiriva collaboration has terminated); and

◦
lower revenues for the Prevnar family of products and Enbrel, (down approximately $48 million in the third quarter of 2013 and $130 million in the first nine months of 2013) due to decreased government purchases in certain emerging markets, partially offset by:

◦	higher revenues for Lyrica, and new product growth from Inlyta and Xalkori, (collectively, approximately $104 million in the third quarter of 2013 and $346 million in the first nine months of 2013).
The unfavorable impact of foreign exchange on international biopharmaceutical revenues of 4% in both the third quarter and in the first nine months of 2013 also contributed to the decrease in revenues from biopharmaceutical products in our international markets.
During the third quarter and first nine months of 2013, international revenues from biopharmaceutical products represented 59.6% and 60.4% of total revenues from biopharmaceutical products, compared to 60.6% and 61.1% in the third quarter and first nine months of 2012, respectively.

Primary Care Operating Segment
Primary Care unit revenues decreased 10% in the third quarter of 2013 and 16% in the first nine months of 2013, compared to the same periods in 2012, reflecting lower operational revenues of 8% and 14% in the third quarter and the first nine months of 2013, respectively, primarily due to:

•
the loss of exclusivity of Lipitor and the resulting shift in the reporting of Lipitor revenues in developed Europe and Australia to the Established Products unit beginning January 1, 2013, as well as the loss of exclusivity of certain other products in various markets, including Viagra in most major markets in Europe in June 2013 and Lyrica in Canada in February 2013;

•	the termination of the co-promotion agreement for Aricept in Japan in December 2012; and

•
in the U.S. and certain European countries, the co-promotion collaboration for Spiriva is in its final year, which per the terms of the collaboration agreement, has resulted in a decline in Pfizer's share of Spiriva revenues; and in Australia, Canada and certain other European countries, the Spiriva collaboration has terminated, partially offset by:

•	the strong performance of Celebrex, Chantix and Pristiq in the U.S., as well as Lyrica.

The unfavorable impact of foreign exchange of 2% in both the third quarter of 2013 and the first nine months of 2013, also contributed to the decrease in Primary Care unit revenues.

Collectively, the decline in revenues in developed markets for Lipitor and for certain other Primary Care unit products that lost exclusivity in various markets in 2012, as well as the resulting shift in the reporting of certain product revenues to the Established Products unit, reduced Primary Care unit revenues by approximately $584 million, or 16%, in comparison with the third quarter of 2012, and reduced Primary Care unit revenues by approximately $2.3 billion, or 20%, in comparison with the first nine months of 2012.

Specialty Care and Oncology Operating Segment

•
Specialty Care unit revenues decreased 2% in the third quarter of 2013 and 6% in the first nine months of 2013, compared to the same periods in 2012, reflecting a decrease in operational revenues of 1% and 4% in the third quarter of 2013 and in the first nine months of 2013, primarily due to:

◦
the loss of exclusivity and the resulting shift in the reporting of Geodon and Revatio revenues in the U.S. and Xalabrands revenues in developed Europe and Australia to the Established Product unit beginning January 1, 2013, largely offset by:

◦	the growth of Enbrel and Xeljanz in the third quarter and the first nine months of 2013.

The unfavorable impact of foreign exchange of 1% in the third quarter of 2013 and 2% in the first nine months of 2013 also contributed to the decrease in Specialty Care unit revenues.
Collectively, products that lost exclusivity, as well as the resulting shift in the reporting of certain product revenues to the Established Products unit, reduced Specialty Care unit revenues by $185 million, or 5%, in comparison with the third quarter of 2012, and reduced Specialty Care unit revenues by approximately $762 million, or 7%, in comparison with the first nine months of 2012.

•
Oncology unit revenues increased 24% in the third quarter of 2013 and 25% in the first nine months of 2013, compared to the same periods in 2012, reflecting higher operational revenues of 26% and 28% in the third quarter and the first nine months of 2013, respectively, due to:

◦	the recent launches of new products, most notably Inlyta and Xalkori in several major markets, partially offset by:

◦
the decline in Sutent revenues in the EU and Japan, due to increased competition and cost-containment measures in those markets, as well as some conversion from Sutent to Inlyta in Japan due to a broader label for Inlyta in Japan, which overlaps with the Sutent indication.

Inlyta’s market share continues to increase as patient feedback has been positive both in terms of efficacy and tolerability, and as pricing and reimbursement are being granted in developed Europe. Xalkori prescriptions and new patient starts also continue to increase, driven by initiatives established to improve molecular testing and identify the appropriate patients for this medicine.
The operational increases in Oncology unit revenues were partially offset by the unfavorable impact of foreign exchange of 2% and 3% in the third quarter and the first nine months of 2013, respectively.

Established Products and Emerging Markets Operating Segment

•
Established Products unit revenues decreased 4% in the third quarter of 2013 and 11% in the first nine months of 2013, compared to the same periods in 2012, reflecting a decrease in operational revenues of 1% and 8% in the third quarter and the first nine months of 2013, respectively, primarily due to:

◦	the continued erosion of branded Lipitor in the U.S, and Japan, partially offset by:

◦
revenues from products in certain markets that were shifted to the Established Products unit from other business units beginning January 1, 2013, including Lipitor in developed Europe and Australia; and

◦	the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan.
The unfavorable impact of foreign exchange of 3% in both the third quarter of 2013 and in the first nine months of 2013 also contributed to the decrease in Established Products unit revenues.

•
Emerging Markets unit revenues increased 2% in both the third quarter and in the first nine months of 2013, compared to the same periods in 2012, due to higher operational revenues of 5% in both the third quarter and the first nine months of 2013, due to:

◦	volume growth in China, most notably Lipitor, Norvasc and Sulperazon, partially offset by:

◦	the impact of the transfer of certain product rights to our equity-method investment in China in the first quarter of 2013; and

◦	decreased government purchases of Prevenar and Enbrel, as well as government cost-containment measures, in certain emerging markets.
The operational increases in Emerging Markets unit revenues were partially offset by the unfavorable impact of foreign exchange of 3% in both the third quarter and in the first nine months of 2013.
Total revenues from established products in both the Established Products and Emerging Markets units were $3.3 billion, with $1.0 billion generated in emerging markets, in the third quarter of 2013, and were $10.1 billion, with $3.1 billion generated in emerging markets, in the first nine months of 2013.

Consumer Healthcare Operating Segment
Consumer Healthcare unit revenues increased 1% in the third quarter of 2013 and 5% in the first nine months of 2013, compared to the same periods in 2012, reflecting higher operational revenues of 1% and 5% in the third quarter and the first nine months of 2013, respectively, due to:

•	strong international growth for Centrum as a result of several recent product launches;

•	increased promotional activities in key markets; and

•	the growth of Emergen-C in the U.S. due to expanded distribution and promotional activities, partially offset by:

•	declines in sales of respiratory and other products in certain international markets due to unfavorable seasonal conditions compared to the same periods in 2012.

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

The following table provides information about certain deductions from revenues:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Medicaid and related state program rebates(a)	$149	$141	$442	$580
Medicare rebates(a)	251	159	584	572
Performance-based contract rebates(a), (b)	570	425	1,532	1,368
Chargebacks(c)	876	969	2,699	2,732
Sales allowances(d)	1,072	1,056	3,101	3,366
Total	$2,918	$2,750	$8,358	$8,618

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

(d)	Sales allowances primarily represent pharmaceutical rebates, discounts and price reductions that are contractual or legislatively mandated outside of the U.S.

The total rebates and chargebacks for the third quarter of 2013 increased compared to the same period in 2012, primarily as a result of:

•	an increase in performance-based contract rebates in the U.K. and China as a result of competitive factors and contract arrangements;

•	an increase in Medicare rebates driven by increased volume; and

•	an increase in chargebacks for our branded products as a result of increasing competitive pressures, partially offset by:

•	a decrease in sales chargebacks for certain products that have lost exclusivity.

The total rebates and chargebacks for the first nine months of 2013 decreased compared to the same period in 2012, primarily as a result of:

•	the impact of decreased Medicaid rebates for certain products that have lost exclusivity; and

•	a decrease in sales chargebacks for certain products that have lost exclusivity, partially offset by:

•	an increase in chargebacks for our branded products as a result of increasing competitive pressures;

•	an increase in performance-based contract rebates in a number of European markets and China as a result of competitive factors and contract arrangements; and

•	changes in product mix.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates, sales allowances and chargebacks were $3.3 billion as of September 29, 2013, and $3.8 billion as of December 31, 2012, and substantially all are included in Other current liabilities in our condensed consolidated balance sheets.

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:
		Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)		September 29, 2013		% Change(a)	September 29, 2013	% Change(a)
PRODUCT	PRIMARY INDICATIONS
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,135		10	$3,335	10
Prevnar family	Vaccines for prevention of pneumococcal disease	959		1	2,855	(6)
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	932		4	2,769	-
Celebrex	Arthritis pain and inflammation, acute pain	752		11	2,120	8
Lipitor	Reduction of LDL cholesterol	533		(29)	1,704	(49)
Viagra	Erectile dysfunction	460		(11)	1,405	(6)
Zyvox	Bacterial infections	319		(3)	1,007	1
Norvasc	Hypertension	303		(5)	917	(8)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	278		(5)	892	(2)
Premarin family	Menopause	276		5	793	(1)
BeneFIX	Hemophilia	213		6	619	7
Genotropin	Replacement of human growth hormone	183		(14)	570	(8)
Vfend	Fungal infections	193		3	557	3
Pristiq	Depression	173		14	516	12
Chantix/Champix	An aid to smoking cessation treatment	154		5	486	(2)
Detrol/Detrol LA	Overactive bladder	131		(26)	437	(24)
Xalatan/Xalacom	Glaucoma and ocular hypertension	140		(23)	434	(30)
ReFacto AF/Xyntha	Hemophilia	148		(1)	433	3
Medrol	Inflammation	107		(5)	343	(12)
Zoloft	Depression and certain anxiety disorders	116		(10)	341	(14)
Effexor	Depression and certain anxiety disorders	96		(10)	326	(5)
Zosyn/Tazocin	Antibiotic	104		(5)	293	(22)
Zithromax/Zmax	Bacterial infections	84		(6)	283	(11)
Tygacil	Antibiotic	92		12	271	9
Relpax	Treats the symptoms of migraine headaches	83		(10)	263	(1)
Fragmin	Anticoagulant	83		(9)	263	(7)
Rapamune	Immunosuppressant	91		(1)	261	1
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	85	27	27	230	6
Revatio	Pulmonary arterial hypertension (PAH)	75		(44)	225	(46)
Sulperazon	Antibiotic	78		26	222	16
Cardura	Hypertension/Benign prostatic hyperplasia	70		(11)	221	(13)
Inlyta	Advanced renal cell carcinoma (RCC)	83		186	217	*
Xanax XR	Anxiety disorders	69		5	204	—
Xalkori	Advanced non-small cell lung cancer (NSCLC)	73		92	193	147
Toviaz	Overactive bladder	57		10	174	16
Aricept(b)	Alzheimer’s disease	52		(27)	173	(31)
Caduet	Reduction of LDL cholesterol and hypertension	52		(24)	164	(14)
Inspra	Hypertension	53		4	164	5
Diflucan	Fungal infections	59		(3)	164	(11)
Somavert	Acromegaly	56		14	159	11
Neurontin	Seizures	50		(4)	158	(8)
Dalacin/Cleocin	Respiratory tract infections	50		(32)	149	(15)
Xeljanz	Rheumatoid arthritis	35		*	68	*
Alliance revenues(c)	Various	684		(22)	2,187	(15)
All other	Various	1,923		(1)	5,833	(8)

(a)	As compared to the three and nine months ended September 30, 2012, respectively.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)	Includes Enbrel (in the U.S. and Canada), Spiriva, Rebif, Aricept and Eliquis.
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

•
Lyrica is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain countries outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 10% in both the third quarter of 2013 and in the first nine months of 2013, compared to the same periods in 2012, primarily due to volume growth, including increased demand for the neuropathic pain indication in Japan.

In the U.S., revenues increased 18% in the third quarter of 2013 and 17% in the first nine months of 2013, compared to the same periods in 2012. Notwithstanding these increases, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.
Internationally, Lyrica revenues increased 3% in the third quarter of 2013 and 6% in the first nine months of 2013, compared to the same periods in 2012, with the growth due to a focus on enhancing diagnosis and treatment rates of neuropathic back pain and expediting the identification and appropriate treatment of generalized anxiety disorder in the EU, and physician education regarding neuropathic pain and fibromyalgia in Japan. Foreign exchange had an unfavorable impact on international revenues of 3% in both the third quarter and in the first nine months of 2013, compared to the same periods in 2012.

•
Prevnar family of products consists of Prevnar 13/Prevenar 13 and Prevnar/Prevenar (7-valent), our pneumococcal conjugate vaccines for the prevention of various syndromes of pneumococcal disease. Overall, worldwide revenues for the Prevnar family of products increased 1% for the third quarter of 2013 and decreased 6% in the first nine months of 2013, compared to the same periods in 2012.

In the U.S., revenues for the Prevnar family of products increased 7% in the third quarter of 2013, compared to the same period in 2012, mainly due to price increases and an inventory build by the Centers for Disease Control and Prevention(CDC) in the third quarter of 2013, partially offset by lower demand related to lower birth rates, lower rates of children receiving the final dose of the approved dosing schedule, and stronger CDC inventory management procedures. Revenues in the U.S. for the Prevnar family of products decreased 6% in the first nine months of 2013, compared to the same period in 2012, due to inventory sell-through in the public and private markets and lower demand, as described above.
Internationally, revenues for the Prevnar family of products decreased 4% in the third quarter of 2013, and decreased 5% in the first nine months of 2013, compared to the same periods in 2012, primarily due to lower purchases in Turkey, the end of the catch-up program in Australia/New Zealand and the unfavorable impact of foreign exchange.
We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. Case accrual for this event-driven trial was completed in late August 2013. In view of the size of the study, it will take several months to complete the necessary database validation and related activities prior to unblinding the study and reporting the topline results. We expect to report the topline results in early 2014. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. The rate of uptake for the use of Prevnar 13 in adults 50 years of age and older has been impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population. At its regular meeting held on June 20, 2012, ACIP voted to recommend the use of Prevnar 13 for adults 19 years of age and older with immuno-compromising conditions such as HIV infections, cancer, advanced kidney disease and other immuno-compromising conditions. This recommendation is based on the disproportionate burden of invasive pneumococcal disease in this patient population.

•
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 4% in the third quarter of 2013, while revenues remained relatively unchanged for the first nine months of 2013, compared to the same periods in 2012. Results were favorably impacted by the overall growth in the anti-tumor necrosis factor (TNF) biologic market and unfavorably impacted by foreign exchange and by decreased government purchases in Brazil.

Under our co-promotion agreement with Amgen Inc. (Amgen), we co-promote Enbrel in the U.S. and Canada and share in the profits from Enbrel sales in those countries, which we have included in Alliance revenues. Our co-promotion agreement with Amgen expired in October 2013, and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which we expect will be significantly less than our share of Enbrel profits from U.S. and Canadian sales prior to the expiration. The royalties that will be paid to us during the 36-month period will be included in Other (income)/deductions––net rather than in Revenues in our consolidated statements of income. Following the end of the royalty period, we will not be entitled to any further revenues from Enbrel sales in the U.S. and Canada. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

•
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded an increase in worldwide revenues of 11% in the third quarter of 2013 and 8% in the first nine months of 2013, compared to the same periods in 2012, primarily due to strong performance in the U.S.

In the U.S., revenues increased 16% in the third quarter of 2013 and 11% in the first nine months of 2013, compared to the same periods in 2012, primarily driven by price increases and overall market growth, partially offset by volume erosion due to ongoing generic pressure, as well as higher rebates and sales allowances.
Internationally, Celebrex revenues increased 3% in the third quarter of 2013 and 1% in the first nine months of 2013, compared to the same periods in 2012. Strong operational performance in international markets was driven by growth in Japan (strong performance in the low back pain and osteoarthritis indications), South Korea (strong performance in the rheumatology and orthopedic sectors), and in emerging markets, primarily driven by Latin America and China, partially offset by lower revenues in the developed markets in Europe in the third quarter and first nine months of 2013, compared to the same periods in 2012. Foreign exchange had an unfavorable impact on international revenues of 5% in both the third quarter and in the first nine months of 2013, compared to the same periods in 2012.

•
Lipitor is for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor has lost exclusivity and faces generic competition in all major markets. Branded Lipitor recorded worldwide revenues of $533 million, or a decrease of 29%, in the third quarter of 2013, and $1.7 billion, or a decrease of 49%, in the first nine months of 2013, compared to the same periods in 2012, due to:

◦	the impact of loss of exclusivity;

◦	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

◦	the increased payer pressure worldwide, including the need for flexible rebate policies.
Geographically,

◦	in the U.S., revenues decreased 59% in the third quarter of 2013, and 62% in the first nine months of 2013, compared to the same periods in 2012; and

◦
in our international markets, revenues decreased 18% in the third quarter of 2013, and 45% in the first nine months of 2013, compared to the same periods in 2012. Foreign exchange had an unfavorable impact on international revenues of $11 million in the third quarter and $33 million in the first nine months of 2013, compared to the same periods in 2012.

See the “Our Operating Environment” section of this MD&A for a discussion concerning losses of exclusivity for Lipitor in various markets.

•
Viagra is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues decreased 11% in the third quarter of 2013, and decreased 6% in the first nine months of 2013, compared to the same periods in 2012, primarily due to a decrease in international revenues. International revenues decreased 28% in the third quarter and 13% in the first nine months of 2013, compared to the same periods in 2012, primarily due to entry of generics in developed Europe and other key developed markets. In emerging markets, the decrease was primarily due to the impact of both herbal and generic competition. Loss of exclusivity for Viagra in four major European markets occurred in late-June 2013 and reduced revenues for the three months and nine months ended September 29, 2013 by approximately $48 million and $72 million, respectively, in comparison with the same periods in 2012. Revenues in the U.S. increased 2% in the third quarter and were essentially flat in the first nine months of 2013, compared to the same periods in 2012.

•
Zyvox is the world’s best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 3% in the third quarter of 2013 and increased 1% in the first nine months of 2013, compared to the same periods in 2012. The decrease in the third quarter of

2013 was primarily due to a prolonged supply interruption of Zyvox IV in China that is expected to continue through early 2014, and also reflects the unfavorable impact of foreign exchange.

•
Norvasc, for the treatment of hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009. Norvasc worldwide revenues decreased 5% in the third quarter and 8% in the first nine months of 2013, compared to the same periods in 2012, reflects, among other factors, the unfavorable impact of foreign exchange.

•
Sutent is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues decreased 5% in the third quarter of 2013 and 2% in the first nine months of 2013, compared to the same periods in 2012, due to decreases in developed Europe and Japan as a result of increased competition and cost-containment measures in those markets, as well as some conversion from Sutent to Inlyta in Japan due to broader label for Inlyta in Japan, which overlaps with the Sutent indication, partially offset by price increases in the U.S. and increases in uptake in key emerging markets, most notably Russia.

•
Our Premarin family of products helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues increased 5% in the third quarter of 2013, compared to the same period in 2012, and decreased 1% in the first nine months of 2013, compared to the same period in 2012. Revenues in the U.S. were favorably impacted by two price increases and growth in Premarin Vaginal Cream prescription volume, and unfavorably impacted by prescription volume declines for Premarin Family Oral brands.

•
BeneFIX and ReFacto AF/Xyntha are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong bleeding disorders. BeneFIX recorded an increase in worldwide revenues of 6% in the third quarter of 2013 and 7% in the first nine months of 2013, compared to the same periods in 2012, primarily as a result of increases in the U.S. due to the continued adoption of the 3000 International Unit vial, as well as price increases, and increased revenues in Japan, due to continued product adoption.

ReFacto AF/Xyntha recorded a 3% increase in worldwide revenues in the first nine months of 2013, compared to the same period in 2012, primarily due to the final transition of patients to Xyntha in Australia due to the national tender secured in 2011, continued strong U.S. performance with competitive patient conversions, and with the successful launch in Germany of the ReFacto AF dual chamber syringe ("FuseNGo").

•
Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 14% in the third quarter of 2013 and 12% in the first nine months of 2013, compared to the same periods in 2012, primarily due to prescription growth in the emerging markets, Canada and Australia, as well as more favorable contract rebates and a price increase in the U.S.

•
Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide revenues increased 5% in the third quarter of 2013 and decreased 2% in the first nine months of 2013, compared to the same periods in 2012. Revenues in the U.S. increased 32% in the third quarter of 2013 and 8% in the first nine months of 2013, compared to the same periods in 2012, primarily due to price increases in January and July 2013 and lower rebates. International revenues decreased 14% in the third quarter and decreased 11% in the first nine months of 2013, compared to the same periods in 2012, primarily due to lower overall market growth across several key markets as a result of a challenging macro-economic environment, as well as the lingering impact from previous negative media exposure and the unfavorable impact of foreign exchange.

•
Inlyta, for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment, is approved in 55 countries, including the U.S., EU, Switzerland, Japan, Canada, Australia, South Korea and some emerging markets, including Russia, Mexico and Turkey (exact indications vary by region). Inlyta recorded worldwide revenues of $83 million in the third quarter of 2013 and $217 million in the first nine months of 2013.

•
Xalkori, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive, is now approved in more than 60 countries, including the U.S., EU, Japan, South Korea, Canada, Australia and Switzerland, as well as in many emerging markets, including China, Russia, Mexico, India and Turkey. Xalkori recorded worldwide revenues of $73 million in the third quarter of 2013 and $193 million in the first nine months of 2013.

•
Xeljanz was approved in the U.S. in November 2012 and in various countries in 2013 for the treatment of adult patients with moderately to severely active rheumatoid arthritis. Xeljanz recorded worldwide revenues of $35 million in the third quarter of 2013 and $68 million in the first nine months of 2013, virtually all in the U.S.

•	Alliance revenues worldwide decreased 22% in the third quarter of 2013 and 15% in the first nine months of 2013, compared to the same periods in 2012, mainly due to:

◦
the near-term expiration of the co-promotion collaboration for Spiriva in the U.S. and certain European countries and the expiration of the collaboration in Australia, Canada and certain other European countries, which resulted in declines of $170 million in the third quarter and $373 million in the first nine months of 2013, compared to the same periods in 2012, in Pfizer's share of Spiriva's revenues pursuant to the terms of the collaboration agreement; and

◦
the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010 and the entry of multi-source generic competition in the U.S. in May 2011, as well as the loss of exclusivity in many major European markets in February 2012 and the termination of the co-promotion agreement for Aricept in Japan in December 2012, which resulted in a decrease in Pfizer's share of Aricept revenues of $69 million in the third quarter of 2013 and $221 million in the first nine months of 2013, compared to the same periods in 2012, partially offset by:

◦	the strong performance of Enbrel in the U.S.
The Aricept 23mg tablet lost exclusivity in the U.S. in July 2013. See the “Industry-Specific Challenges” section of this MD&A for a discussion regarding the expiration of various contract rights relating to Aricept, Spiriva, Enbrel and Rebif.
Eliquis (apixaban) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). In 2012, Eliquis (apixaban) was approved to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation in the 27 countries of the EU, plus Iceland and Norway, Canada, Japan and the U.S. To date, we have launched that indication for Eliquis in the U.S., UK, Germany, Denmark, Japan, Netherlands and Sweden. The two companies share commercialization expenses and profit/losses equally on a global basis. While we are the third entrant in this market, we believe we have a differentiated product profile and continue to invest in medical education and peer-to-peer programs to assist physicians in understanding the data, and we have begun direct-to consumer advertising in the U.S.

•
Embeda—A prior approval supplement for a manufacturing change was submitted to the FDA in early July 2013. In early November 2013, the FDA approved that change, and we anticipate returning Embeda to the market in the second quarter of 2014.

For additional information about our pending new drug applications and supplemental filings, see the “Research and Development––Product Developments––Biopharmaceutical” section of this MD&A.
See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.

Research and Development––Operations and Product Development

Research and Development Operations

Innovation is critical to the success of our company and drug discovery and development is time-consuming, expensive and unpredictable.

The following table provides information by operating segment about our R&D expenses (see also Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information):

	R&D Expenses
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Primary Care(a)	$245	$247	(1)	$682	$739	(8)
Specialty Care and Oncology(a)	326	345	(6)	1,047	1,044	—
Established Products and Emerging Markets(a)	95	84	13	264	223	18
Consumer Healthcare(a), (b)	25	278	(91)	74	323	(77)
Worldwide Research and Development/Pfizer Medical(c)	709	655	8	2,039	1,999	2
Corporate and other(d)	227	278	(18)	761	1,133	(33)
Total Research and Development Expenses	$1,627	$1,887	(14)	$4,867	$5,461	(11)

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

(b)
The decrease relates to the non-recurrence of a $250 million payment to AstraZeneca in the third quarter and first nine months of 2012 to obtain the exclusive, global, over-the-counter rights to Nexium.

(c)
Worldwide Research and Development is generally responsible for research projects until proof-of-concept is achieved, and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for all regulatory submissions and interactions with regulatory agencies, including all safety event activities. Pfizer Medical is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, partnerships with global public health and medical associations, regulatory inspection readiness reviews, internal audits of Pfizer-sponsored clinical trials and internal regulatory compliance processes.

(d)
Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring-related costs. The decreases in the third quarter and in the first nine months of 2013 primarily reflect lower charges relating to implementing our cost-reduction and productivity initiatives as well as efficiencies gained from these efforts (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

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

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of November 8, 2013.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Duavee (Conjugated Estrogens/Bazedoxifene)(a)	Treatment of moderate-to-severe vasomotor symptoms associated with menopause and prevention of postmenopausal osteoporosis in women with a uterus	October 2013
Eliquis (Apixaban)(b)	Prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	December 2012
Xeljanz (Tofacitinib)	Treatment of moderate-to-severe active rheumatoid arthritis	November 2012

(a)
The FDA approved the 0.45mg/20mg dose of Duavee for these indications. We received a "complete response" letter from the FDA with regard to the 0.625mg/20mg dose for these indications and for an indication for the treatment of vulvar and vaginal atrophy.

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

(b)
In May 2012, the FDA's Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study and also has asked for additional information on the data within the current tafamidis NDA. We continue to work with the FDA to define a path forward.

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

(e)
In 2005, King Pharmaceuticals, Inc. (King) entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter had been received from the FDA with regard to the resubmission of the NDA. Having achieved technical milestones related to manufacturing and following guidance received from the FDA earlier in the year, we announced in October 2013 that we will proceed with the additional clinical studies and other actions required to address the "complete response" letter received in June 2011. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified Remoxy formulation to bridge to the clinical data related to the original Remoxy formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the "complete response" submission is not expected to occur prior to mid-2015.

(f)
Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable”

letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA's concerns. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications after we submit our response to the “approvable” letters. In view of the recent approval of Duavee by the FDA, we are reassessing the next steps regarding our NDAs for Viviant. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Vyndaqel (Tafamidis meglumine)	Approval in Japan as a treatment to delay the peripheral neurological impairment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	September 2013	—
Prevenar 13 Adult	Application filed in Japan for prevention of pneumococcal pneumonia and invasive disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in adults 65 years of age and older	—	July 2013
Prevenar 13 Infant	Approval in Japan for prevention of invasive disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in infants and young children	June 2013	__
Bosulif (Bosutinib)	Conditional marketing authorization in the EU for treatment of previously treated chronic myelogenous leukemia	March 2013	—
Xeljanz (Tofacitinib)	Approval in Japan for treatment of rheumatoid arthritis with inadequate response to existing therapies	March 2013	—
Lyrica (Pregabalin)	Approval in Japan for treatment of neuropathic pain	February 2013	—
Eliquis (Apixaban)(a)	Approval in Japan for prevention of ischemic stroke and systemic embolism in patients with nonvalvular atrial fibrillation	December 2012	—
Toviaz (Fesoterodine)	Approval in Japan for treatment of urinary urgency, urinary frequency and urge incontinence due to overactive bladder	December 2012	—
Eliquis (Apixaban)(a)	Approval in the EU for prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	November 2012	—
Conjugated Estrogens/Bazedoxifene	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Eliquis (Apixaban)	For the treatment of venous thromboembolism, which is being developed in collaboration with BMS
Inlyta (Axitinib)	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of adjuvant renal cell carcinoma (Asia only)
Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis, ulcerative colitis and psoriatic arthritis
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line (supports potential full approval in the U.S.) non-small cell lung cancer
Zithromax/chloroquine	Malaria

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Bococizumab (RN316) (PF-04950615)	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the treatment of patients with advanced non-small cell lung cancer after at least one chemotherapy regimen or resistant or refractory to prior therapy regimen, including EGFR TKI; also, first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations

Ertugliflozin (PF-04971729)	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
MnB rLP2086 (PF-05212366)	A prophylactic vaccine for prevention of Neisseria meningitidis serogroup B invasive disease in adolescents and young adults (ages 11-25)
Palbociclib (PD-0332991)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the treatment of patients with estrogen receptor-positive, human epidermal growth factor receptor 2- negative advanced breast cancer; treatment of recurrent advanced breast cancer

Tanezumab(a)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)

(a)
The tanezumab program is under a partial clinical hold by the FDA pending our submission of additional nonclinical data. We anticipate submitting that data to the FDA in the first half of 2014. Subject to the removal of the partial clinical hold, we are planning to continue development of tanezumab for the treatment of osteoarthritis, chronic low back pain and cancer pain. In October 2013, we entered into a collaboration agreement with Eli Lilly and Company to jointly develop and globally commercialize tanezumab for those indications.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Cost of sales	$2,287	$2,309	(1)	$6,792	$7,068	(4)
As a percentage of Revenues	18.1%	17.8%		17.9%	17.3%

Cost of sales decreased 1% in the third quarter of 2013 and 4% in the first nine months of 2013, compared to the same periods in 2012, primarily due to the favorable impact of foreign exchange of 4% for both periods, which more than offset the unfavorable impact of a shift in product mix due to the loss of exclusivity of certain products in various markets.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Selling, informational and administrative expenses	$3,395	$3,491	(3)	$10,203	$10,834	(6)

SI&A expenses decreased 3% in the third quarter of 2013 and 6% in the first nine months of 2013, compared to the same periods in 2012, primarily due to:

•	savings generated from a reduction in the field force, partly in response to product losses of exclusivity and more streamlined corporate support functions; and

•	the favorable impact of foreign exchange of 2% for both periods,

partially offset by:

•	spending in support of several new product launches.

Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Research and development expenses	$1,627	$1,887	(14)	$4,867	$5,461	(11)

R&D expenses decreased 14% in the third quarter of 2013 and 11% in the first nine months of 2013, compared to the same periods in 2012, primarily due to:

•	the non-recurrence of a $250 million payment to AstraZeneca in the third quarter of 2012 to obtain the exclusive, global, over-the-counter rights to Nexium; and

•	continued savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced global cost-reduction/productivity initiatives.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$323	$500	(35)	$926	$1,787	(48)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

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

Costs associated with acquisitions and cost-reduction/productivity initiatives decreased 35% in the third quarter of 2013 and 48% in the first nine months of 2013, compared to the same periods in 2012, due to lower costs incurred in all categories: restructuring charges (down $38 million and $366 million, respectively), integration costs (down $41 million and $172 million, respectively), additional depreciation––asset restructuring (down $33 million and $224 million, respectively) and lower implementation costs (down $65 million and $99 million, respectively). The overall lower costs reflect the fact that we are in the later stages of these activities in connection with our recent acquisitions and recent cost-reduction/productivity initiatives. See Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

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

Cost-Reduction Goals

As explained more fully in our 2012 Annual Report on Form 10-K/A, we achieved the global cost-reduction goals that had been established in 2009 and updated in 2011 for these major initiatives. In addition to these major initiatives, we continuously monitor our operations for cost-reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborations for various products.

Total Costs

Through September 29, 2013, we incurred approximately $15.3 billion (pre-tax) in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned initiatives. This $15.3 billion is a component of the $16.1 billion (pre-tax) in total restructuring charges incurred from the beginning of our cost-reduction/productivity initiatives in 2005 through September 29, 2013. See Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information. In 2013, we expect to incur approximately $600-$800 million (after tax) in costs in connection with our ongoing cost-reduction/productivity initiatives and have reflected those costs, as well as the related expected cost reductions of approximately $1.0 billion (pre-tax), in our 2013 financial guidance. See also the “Our Financial Guidance for 2013” section of this MD&A.

Key Activities

As explained more fully in our 2012 Annual Report on Form 10-K/A, the targeted cost reductions were achieved through, among other things, the following actions, and we continue to generate cost reductions through similar actions:

•
The closing of duplicative facilities and other site rationalization actions Company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities. Among the more significant actions are the following:

◦
Manufacturing: After the acquisition of Wyeth, our manufacturing sites totaled 59. Other acquisitions added 8 manufacturing sites, and we have subsequently exited 11 sites, resulting in 56 sites supporting continuing operations as of September 29, 2013. Our plant network strategy is expected to result in the exit of a further seven sites over the next several years. These site counts exclude five Nutrition business-related manufacturing sites as the Nutrition business was sold in 2012, and exclude 24 Zoetis sites as the disposition of the remaining 80.2% interest in Zoetis common stock was completed on June 24, 2013. See Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures for more information.

◦
Research and Development: After the acquisition of Wyeth, we operated in 20 R&D sites and announced that we would close a number of sites. We have completed a number of site closures, including our Sandwich, U.K. research and development facility, except for a small presence. In addition, in 2011, we rationalized several other sites to reduce and optimize the overall R&D footprint. We disposed of our toxicology site in Catania, Italy; exited our R&D sites in Aberdeen and Gosport, U.K.; and disposed of a vacant site in St. Louis, MO. We still maintain laboratories in St. Louis, MO that focus on the areas of biologics and indications discovery. We are presently marketing for sale, lease or sale/lease-back, either a portion of or all of certain of our R&D campuses. Locations with R&D operations are in the U.S., Europe, Canada and China, with five major research sites in addition to a number of specialized units. We also re-prioritized our commitments to disease areas and have discontinued certain therapeutic areas and R&D programs as part of our R&D productivity initiative. Our research primarily focuses on five high-priority areas that have a mix of small and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. Other areas of focus include rare diseases and biosimilars.

•
Workforce reductions across all areas of our business and other organizational changes, primarily in the U.S. field force, manufacturing, R&D and corporate functions. We identified areas for a reduction in workforce across all of our businesses. From 2009, when the workforce was approximately 130,000, through the end of 2012, we achieved a reduction of 38,500, and by the end of the third quarter of 2013, we achieved a reduction of 51,600. In the first nine months of 2013, the workforce declined by 13,100, from 91,500 to 78,400, primarily due to the full disposition of our Animal Health business (Zoetis), which resulted in a workforce reduction of approximately 9,300. The aforementioned workforce reductions include the impact of acquisitions and divestitures subsequent to the Wyeth acquisition.

•	The increased use of shared services and centers of excellence.

•	Procurement savings.

Other (Income)/Deductions––Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Other (income)/deductions—net	$411	$937	(56)	$(514)	$3,264	*
* Calculation not meaningful.

Other (income)/deductions––net changed favorably by $526 million in the third quarter of 2013, compared to the same period in 2012, primarily due to:

•
lower net charges for legal matters in 2013 (down approximately $726 million) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net);

•
a gain of $128 million, reflecting the change in the fair value of the contingent consideration associated with our acquisition of NextWave (for additional information, see Notes to Condensed Consolidated Financial Statements— Note 4. Other (Income)/Deductions—Net),

partially offset by:

•
higher asset impairments and related charges in 2013 (up approximately $429 million) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

Other (income)/deductions––net changed favorably by $3.8 billion in the first nine months of 2013, compared to the same period in 2012, primarily due to:

•	patent litigation settlement income of $1.3 billion recorded in 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net);

•
lower net charges for other legal matters in 2013 (down approximately $2.1 billion) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net); and

•
a gain of approximately $459 million recorded in 2013 associated with the transfer of certain product rights to our equity-method investment in China (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments),

partially offset by:

•
higher asset impairments and related charges (up approximately $444 million) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

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

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions––Net.

Provision for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Provision/(benefit) for taxes on income	$985	$(183)	*	$3,876	$1,622	*
Effective tax rate	27.6%	(6.5)%		30.6%	17.7%

* Calculation not meaningful.
Our effective tax rate for continuing operations was 27.6% for the third quarter of 2013, compared to (6.5)% for the third quarter of 2012, and was 30.6% for the first nine months of 2013, compared to 17.7% for the first nine months of 2012.

The unfavorable change in the effective tax rate for both periods reflects favorable audit settlements in the third quarter and first nine months of 2012; specifically, (i) a tax benefit of approximately $1.1 billion (representing tax and interest) recorded in connection with a settlement with the U.S. Internal Revenue Service (IRS) related to audits for multiple tax years (2006 - 2008), as well as (ii) a tax benefit recorded for the resolution of foreign audits pertaining to multiple tax years.

To a lesser extent, the unfavorable comparison of the first nine months of 2013 to the first nine months of 2012 reflects (i) the tax rate associated with the patent litigation settlement income and (ii) the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our equity-method investment in China and (iii) the non-deductibility of the loss on an option to acquire the remaining interest in Teuto, a 40%-owned generics company in Brazil, since we expect to retain the investment indefinitely, partially offset by (i) the extension of the U.S. R&D tax credit (resulting in the full-year benefit of the 2012 R&D tax credit and the year-to-date 2013 R&D tax credit being recorded in the first nine months of 2013) and (ii) the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. For additional information about the patent litigation settlement income, see Notes to Condensed Consolidated Financial Statements—Note 12A5. Commitments and Contingencies: Legal Proceedings—Certain Matters Resolved During the First Nine Months of 2013. For additional information about the transfer of certain product rights to our equity-method investment in China, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

Change in Tax Law
On February 28, 2013, the Governor of Puerto Rico signed into law Act No. 2-2013, amending Sections 2101 and 2102 of the Puerto Rico Internal Revenue Code of 1994, which provided for an excise tax that was effective beginning in 2011 (Act 154). The excise tax is imposed on the purchase of products by multinational corporations and their affiliates from their Puerto Rico affiliates. As originally adopted, the excise tax was to be in effect from 2011 through 2016 and the tax rate was to decline over time from 4% in 2011 to 1% in 2016. Act No. 2-2013 extended the excise tax through 2017 and, effective July 1, 2013, increased the tax rate to 4% for all years through 2017. The impact of Act No. 2-2013 is being recorded in Cost of sales and Provision for taxes on income.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

The following table provides the components of Discontinued operations—net of tax, virtually all of which relate to our former Animal Health (Zoetis) and Nutrition businesses:
	Three Months Ended(a)		Nine Months Ended(a)
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues	$—	$1,587	$2,201	$4,817
Pre-tax income from discontinued operations(a)	$32	$314	$421	$1,110
Provision for taxes on income(b)	(4)	89	95	376
Income from discontinued operations––net of tax	36	225	326	734
Pre-tax gain on disposal of discontinued operations	(38)	—	10,501	—
Provision for taxes on income(c)	(13)	—	108	—
Gain on disposal of discontinued operations––net of tax	(25)	—	10,393	—
Discontinued operations––net of tax	$11	$225	$10,719	$734

(a)
Includes the Animal Health (Zoetis) business for the nine months ended September 29, 2013 (through the disposal date) and for the three and nine months ended September 30, 2012, and the Nutrition business for the three and nine months ended September 30, 2012. For the three months ended September 29, 2013, includes certain post-close adjustments.

(b)
Includes a deferred tax benefit of $4 million and $30 million for the three months ended September 29, 2013 and September 30, 2012, respectively, and a deferred tax benefit of $23 million and $10 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. These deferred tax provisions include deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries indefinitely.

(c)	For the nine months ended September 29, 2013, primarily reflects income taxes resulting from certain legal entity reorganizations.
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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the disposal of such operations such as the gains on the full disposition of our former Animal Health business (Zoetis) in June 2013 and the sale of our former Nutrition business in November 2012. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them. (Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented in this Quarterly Report on Form 10-Q on a restated basis for consistency across all periods.)

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges or income related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

The following table provides a reconciliation of Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Non-GAAP Adjusted income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
GAAP Reported net income attributable to Pfizer Inc.	$2,590	$3,208	(19)	$19,435	$8,255	*
Purchase accounting adjustments––net of tax	651	803	(19)	2,346	2,699	(13)
Acquisition-related costs––net of tax	54	194	(72)	306	482	(37)
Discontinued operations––net of tax	(8)	(225)	(96)	(10,681)	(734)	*
Certain significant items––net of tax	572	(226)	*	196	1,656	(88)
Non-GAAP Adjusted income(a)	$3,859	$3,754	3	$11,602	$12,358	(6)

(a)
The effective tax rate on Non-GAAP Adjusted income was 27.6% in the third quarter of 2013, compared with 28.0% in the third quarter of 2012. For the first nine months of 2013, the effective tax rate on Non-GAAP Adjusted income was 27.4%, compared to 28.4% in the same period last year. The tax rates in the third quarter and first nine months of 2013 compared to the same periods in 2012 were favorably impacted by the jurisdictional mix of earnings and the extension of the U.S. R&D tax credit that was signed into law in January 2013, partially offset by the non-recurrence of favorable audit settlements with foreign jurisdictions for multiple years.

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

The following table provides a reconciliation of Reported diluted EPS, as reported under U.S. GAAP, and Non-GAAP Adjusted diluted EPS:
	Three Months Ended			Nine Months Ended
	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Earnings per common share––diluted
GAAP Reported income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$0.40	(3)	$1.25	$1.00	25
Income from discontinued operations––net of tax	—	0.03	*	1.52	0.10	*
GAAP Reported net income attributable to Pfizer Inc. common shareholders	0.39	0.43	(9)	2.77	1.09	*
Purchase accounting adjustments––net of tax	0.10	0.11	(9)	0.33	0.36	(8)
Acquisition-related costs––net of tax	0.01	0.03	(67)	0.04	0.06	(33)
Discontinued operations––net of tax	—	(0.03)	*	(1.52)	(0.10)	*
Certain significant items––net of tax	0.09	(0.03)	*	0.03	0.22	(86)
Non-GAAP Adjusted income attributable to Pfizer Inc. common shareholders	$0.58	$0.50	16	$1.65	$1.64	1
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Purchase accounting adjustments
Amortization, depreciation and other(a)	$956	$1,130	$3,303	$3,707
Cost of sales	4	(3)	(16)	6
Total purchase accounting adjustments––pre-tax	960	1,127	3,287	3,713
Income taxes(b)	(309)	(324)	(941)	(1,014)
Total purchase accounting adjustments––net of tax	651	803	2,346	2,699
Acquisition-related costs
Integration costs(c)	38	79	107	279
Restructuring charges(c)	5	81	48	142
Additional depreciation––asset restructuring(d)	18	77	109	217
Total acquisition-related costs––pre-tax	61	237	264	638
Income taxes(e)	(7)	(43)	42	(156)
Total acquisition-related costs––net of tax	54	194	306	482
Discontinued operations
Discontinued operations––net of tax(f)	(11)	(225)	(10,719)	(734)
Discontinued operations––net of tax, attributable to noncontrolling interests	3	—	38	—
Total discontinued operations––net of tax, attributable to Pfizer Inc.	(8)	(225)	(10,681)	(734)
Certain significant items
Restructuring charges(g)	190	152	392	664
Implementation costs and additional depreciation––asset restructuring(h)	72	111	270	485
Patent litigation settlement income(i)	9	—	(1,342)	—
Other legal matters, net(j)	1	723	(99)	1,981
Gain associated with the transfer of certain product rights to an equity-method investment(j)	—	—	(459)	—
Certain asset impairments and related charges(j)	440	17	929	506
Costs associated with the Zoetis IPO(k)	—	32	18	93
Income associated with the transitional manufacturing and supply agreements with Zoetis(l)	(10)	—	(10)	—
Other(j)	42	17	121	55
Total certain significant items––pre-tax	744	1,052	(180)	3,784
Income taxes(m)	(172)	(1,278)	376	(2,128)
Total certain significant items––net of tax	572	(226)	196	1,656
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,269	$546	$(7,833)	$4,103

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

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

For the three months ended September 29, 2013, included in Cost of sales. For the three months ended September 30, 2012, included in Cost of sales ($75 million) and Selling, informational and administrative expenses ($2 million).
For the first nine months of 2013, included in Cost of sales ($101 million) and Selling, informational and administrative expenses ($8 million). For the first nine months of 2012, included in Cost of sales ($205 million), Selling, informational and administrative expenses ($7 million) and Research and development expenses ($5 million).

(e)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first nine months of 2013 also includes the unfavorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network restructuring activities.

(f)
Included in Discontinued operations––net of tax and relates to Zoetis, our former Animal Health business, for the nine months ended September 29, 2013 (through the date of disposal) and for the three and nine months ended September 30, 2012, and, to a lesser extent, to our former Nutrition business, in 2012 only (see Notes to Condensed Consolidated Financial Statements—Note2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures).

(g)
Primarily represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts primarily relate to our cost-reduction/productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the three months ended September 29, 2013, included in Cost of sales ($41 million), Selling, informational and administrative expenses ($30 million) and Research and development expenses ($1 million). For the three months ended September 30, 2012, included in Research and development expenses ($47 million), Selling, informational and administrative expenses ($46 million) and Cost of sales ($18 million).
For the first nine months of 2013, included in Selling, informational and administrative expenses ($106 million), Research and development expenses ($104 million) and Cost of sales ($60 million). For the first nine months of 2012, included in Research and development expenses ($386 million), Selling, informational and administrative expenses ($77 million) and Cost of sales ($22 million).

(i)
Reflects income from a litigation settlement with Teva Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Ltd. for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the United States. Included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)	Included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
Costs incurred in connection with the initial public offering of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. Included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(l)	Included in Revenues ($67 million) and in Cost of sales ($57 million) for the three and nine months ended September 29, 2013.

(m)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first nine months of 2013 were unfavorably impacted by the tax rate associated with the patent litigation settlement income, by the non-deductibility of goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to Pfizer's 49%-owned equity investment in China, as well as the non-deductibility of the loss on an option to acquire the remaining interest in Laboratório Teuto Brasileiro S.A. (Teuto), a 40%-owned generics company in Brazil, since we expect to retain the investment indefinitely. In the third quarter and first nine months of 2012, includes a tax benefit of approximately $1.1 billion (representing tax and interest) recorded in connection with a settlement with the U.S. IRS related to audits for multiple tax years that favorably impacted GAAP Reported net income (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and first nine months of 2013 reflect the following:

For Foreign currency translation adjustments, for the first nine months of 2013, reflects the weakening of several foreign currencies against the U.S. dollar, primarily the Japanese yen, the Brazil real, the Australian dollar and the British pound, partially offset by the strengthening of several foreign currencies against the U.S. dollar, primarily the euro.

For Unrealized holding gains on derivative financial instruments, reflects the impact of fair value adjustments and the reclassification of realized gains into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

For Benefit plans: actuarial gains/(losses), net, reflects the impact of actuarial gains and losses and the reclassification of amortization and curtailments/settlements into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS
For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Short-term investments, Long-term investments, Short-term borrowings, including current portion of long-term debt, and Long-term debt, see “Analysis of Financial Condition, Liquidity and Capital Resources” below.
For information about certain balances in Accounts receivable, less allowance for doubtful accounts, see also “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.
All changes in our asset and liability accounts as of September 29, 2013, compared to December 31, 2012, reflect, among other things, decreases due to the impact of foreign exchange. The following explanations exclude the impact of foreign exchange.

For Inventories, the change also reflects inventory builds in the normal course of business and, to a lesser extent, related to new product launches and seasonal impacts. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 8. Inventories.

For Taxes and other current assets the change also reflects lower VAT receivables and lower current deferred tax assets partially offset by the unpaid portion of the receivables recorded in connection with the patent litigation settlement income. For additional information about the patent litigation settlement income, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net and Note 12A5. Commitments and Contingencies:Legal Proceedings—Certain Matters Resolved During the First Nine Months of 2013.

For Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, the change reflects the impact of the full disposition of our Animal Health business (Zoetis). For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.
For Long-term investments, the change also reflects an increase associated with the transfer of certain product rights to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

For Property, plant and equipment, less accumulated depreciation, the change also reflects depreciation, asset impairments and disposals, partially offset by capital additions.

For Goodwill, the change also reflects goodwill derecognized as part of the transfer of certain product rights, which constituted a business, to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments and Note 9A. Goodwill and Other Intangible Assets: Goodwill.

For Identifiable intangible assets, less accumulated amortization, the change also reflects amortization, asset impairment charges and the transfer of certain product rights to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets. For additional information about the asset impairment charges, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net. For additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

For Accounts payable, the change also reflects the impact of lower expense levels and the timing of receipts and payments in the normal course of business.

For Other current liabilities, the change also reflects a decrease in our legal accruals, reflecting payments made, as well as a decrease in our VAT payables, restructuring accruals and accrued interest.

For Additional paid-in capital and Treasury stock, the change reflects, among other things, the impact of the full disposition of our Animal Health business (Zoetis). In addition, the change in Treasury stock also reflects common stock acquired for cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures and Note 6. Certain Changes in Total Equity.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2013	September 30, 2012	% Change
Cash provided by/(used in):
Operating activities	$11,979	$11,798	2
Investing activities	(10,705)	(683)	*
Financing activities	(9,231)	(9,766)	(5)
Effect of exchange-rate changes on cash and cash equivalents	(72)	(25)	*
Net increase/(decrease) in Cash and cash equivalents	$(8,029)	$1,324	*

*	Calculation not meaningful.

Operating Activities

Our net cash provided by operating activities was $12.0 billion in the first nine months of 2013, compared to $11.8 billion in the same period of 2012. The net cash provided by operating activities reflects:

•	the timing of receipts and payments in the ordinary course of business (including the receipt of a portion of the Protonix patent litigation settlement income and payments against legal accruals); and

•	spending reductions resulting from our company-wide, cost reduction/productivity initiatives, almost fully offset by:

•
the loss of exclusivity of Lipitor and other products and the ongoing expiration of the Spiriva collaboration in certain countries, resulting in lower revenues and associated expenses (see also the “Industry-Specific Challenges” section of this MD&A).

In the first nine months of 2013, the change in the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects the $0.6 billion portion of the Protonix patent litigation settlement income that had not been received in cash as of September 29, 2013. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net and Note 12A5. Commitments and Contingencies—Legal Proceedings—Certain Matters Resolved During the First Nine Months of 2013. In addition, the components of this line item for both periods reflect changes in the ordinary course of business for accounts receivable, inventory, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.

Investing Activities

Our net cash used in investing activities was $10.7 billion in the first nine months of 2013, compared to net cash used in investing activities of $683 million in the same period in 2012. The increase in net cash used in investing activities was primarily attributable to:

•	net purchases of investments of $9.9 billion in the first nine months of 2013, compared to net proceeds from redemptions and sales of investments of $936 million in the first nine months of 2012, partially offset by:

•	net cash paid, in the first nine months of 2012, of $782 million, for our acquisitions of Alacer and Ferrosan.

Financing Activities

Our net cash used in financing activities was $9.2 billion in the first nine months of 2013, compared to net cash used in financing activities of $9.8 billion in the same period in 2012. The decrease in net cash used in financing activities was primarily attributable to:

•	net proceeds from borrowings of $6.0 billion in the first nine months of 2013, compared to net repayments of borrowings of $372 million in the first nine months of 2012; and

•	increased proceeds from the exercise of stock options,
partially offset by:

•	purchases of common stock of $11.6 billion in the first nine months of 2013, compared to $4.8 billion in the first nine months of 2012; and

•	higher cash dividends paid.

Supplemental Schedule of Non-Cash Investing and Financing Information

In the first nine months of 2013, we:

•	sold our Animal Health business (Zoetis) for Pfizer common stock valued at $11.4 billion;

•	exchanged Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013 for $2.5 billion;

•	exchanged Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012 for $1.0 billion; and

•	transferred certain product rights, valued at $1.2 billion, to an equity-method investment.

For further details on Zoetis-related transactions, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures, and for further details on the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	September 29, 2013		December 31, 2012
Selected financial assets:
Cash and cash equivalents(a)	$2,052		$10,081
Short-term investments(a)	31,627		22,318
Long-term investments(a)	15,731		14,149
	49,410		46,548
Debt:
Short-term borrowings, including current portion of long-term debt	4,738		6,424
Long-term debt	31,812		31,036
	36,550		37,460
Net financial assets(b)	$12,860		$9,088

Working capital(c)	$39,127		$35,645
Ratio of current assets to current liabilities	2.92	:1	2.22	:1
Total Pfizer Inc. shareholders' equity per common share(d)	$11.93		$11.17

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

(c)	Working capital includes net assets held for sale of $112 million as of September 29, 2013 and $4.5 billion (Zoetis) as of December 31, 2012.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares).

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

Subsequent Event––On November 4, 2013, the amended reorganization plan for our wholly owned subsidiary, Quigley Company, Inc. (Quigley or, subsequent to the effectiveness of the amended reorganization plan on November 4, 2013, Reorganized Quigley) became effective and, in compliance with the terms of that plan, among other actions, we transferred approximately $724 million in cash to Reorganized Quigley and the Asbestos Personal Injury Trust. In addition, in October 2013, in accordance with a group of pre-bankruptcy-proceeding settlements with counsel representing various plaintiffs in the Quigley bankruptcy proceeding, we paid approximately $176 million in cash to plaintiffs' counsel for the benefit of claimants. At the time of these cash payments, we also derecognized certain of our asbestos-related liabilities, reported in Other current liabilities as of September 29, 2013. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12A2. Commitments and Contingencies: Legal Proceedings––Product Litigation.

Full Separation of Zoetis––Impacts on Liquidity

As a result of the Zoetis-related transactions, which were completed in the second quarter of 2013, among other impacts, we received approximately $6.1 billion of cash. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investments: Divestitures.

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

As of September 29, 2013, we had about $1.3 billion in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece, Portugal and Ireland where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $321 million, were as follows: $121 million in Italy; $115 million in Spain; $47 million in Greece; $32 million in Portugal; and $6 million in Ireland.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:
Name of Rating Agency	Commercial Paper	Long-Term Debt		Date of Last Action
	Rating	Rating	Outlook
Moody’s	P-1	A1	Stable	October 2013
S&P	A1+	AA	Stable	May 2013

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of commercial paper and other short-term borrowings. As of September 29, 2013, we had access to $9.2 billion of lines of credit, of which $1.4 billion expire within one year. Of these lines of credit, $8.5 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of the unused lines of credit, all of which expire in 2016, may be used to support commercial paper borrowings.

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

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

In the first nine months of 2013, we purchased approximately 411 million shares of our common stock for approximately $11.6 billion under our publicly announced share-purchase plans. In the first nine months of 2012, we purchased approximately 213 million shares of our common stock for approximately $4.8 billion under our publicly announced share-purchase plans. After giving effect to share purchases through September 29, 2013, our remaining share-repurchase authorization was approximately $10.2 billion.

Dividends on Common Stock

In October 2013, our Board of Directors declared a dividend of $0.24 per share, payable December 3, 2013, to shareholders of record at the close of business on November 8, 2013.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of September 29, 2013

In July 2013, the Financial Accounting Standards Board (FASB) issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods, but early adoption is permitted. We do not expect the provisions of this standard to have a significant impact on our consolidated financial statements, but certain amounts currently recorded in Other taxes payable will be recorded, upon adoption and thereafter, primarily in Noncurrent deferred tax liabilities.

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

•
the inability of the U.S. federal government to conduct drug review and approval activities or to satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs, that may result from the possible failure of the U.S. federal government in early 2014 to provide funding to avoid a partial or total shutdown of its operations and/or to suspend enforcement of or to increase the federal debt ceiling;

•
the impact of U.S. healthcare legislation enacted in 2010—the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act––and of any modification or repeal of any of the provisions thereof;

•
U.S. federal or state legislation or regulatory action affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; direct-to-consumer advertising and interactions with healthcare professionals; and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, and of our plan to internally separate our commercial operations into three, new, global businesses effective January 1, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock during the third fiscal quarter of 2013:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 1, 2013, through July 28, 2013	26,418,022	$28.82	26,354,823	$13,157,611,952
July 29, 2013, through August 25, 2013	45,856,747	$29.18	45,805,063	$11,821,267,949
August 26, 2013, through September 29, 2013	58,262,933	$28.47	58,223,236	$10,163,384,108
Total	130,537,702	$28.79	130,383,122

(a)
On November 1, 2012, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which became effective on November 30, 2012 (the November 2012 Stock Purchase Plan). On June 27, 2013, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan.

(b)
In addition to amounts purchased under the November 2012 Stock Purchase Plan, these columns reflect the following transactions during the third fiscal quarter of 2013: (i) the surrender to Pfizer of 154,080 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 520 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) an adjustment to restore 20 shares of common stock that were previously withheld incorrectly to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

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

Pfizer Inc.
(Registrant)

Dated:	November 8, 2013	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)