Form 10-K
period 2013-12-31
PFIZER INC
filed 2014-02-28
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, was approximately $186 billion. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 21, 2014 was 6,382,925,343 shares of common stock, all of one class.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders	Part III

PART I

ITEM 1.	BUSINESS
General

Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development and manufacture of healthcare products. Our global portfolio includes medicines and vaccines, as well as many of the world’s best-known consumer healthcare products. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products, and, to a much lesser extent, from alliance agreements, under which we co-promote products discovered by other companies (Alliance revenues). The majority of our revenues come from the manufacture and sale of biopharmaceutical products.

The Company was incorporated under the laws of the State of Delaware on June 2, 1942. Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Form 10-K) refer to Pfizer Inc. and its subsidiaries. References to developed markets in this 2013 Form 10-K include the United States (U.S.), Western Europe, Japan, Canada, Australia, Scandinavia, South Korea, Finland and New Zealand; and references to emerging markets in this 2013 Form 10-K include the rest of the world, including, among other countries, China, Brazil, Mexico, Russia, Turkey and India.

In July 2011, we announced our decision to explore strategic alternatives for our Animal Health and Nutrition businesses.

On June 24, 2013, we completed the full disposition of our Animal Health business. The full disposition was completed through a series of steps and, as a result, we received cash and were relieved of debt obligations in the aggregate amount of approximately $6.1 billion and received shares of Pfizer common stock valued at approximately $11.4 billion. Prior-period financial information has been restated, as appropriate. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2013 Financial Report (as hereinafter defined), as well as Other Products—Animal Health below.

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2013 Financial Report.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2013 Financial Report.

On January 31, 2011, we acquired King Pharmaceuticals, Inc. (King) and, in accordance with our domestic and international reporting periods, our consolidated financial statements for the year ended December 31, 2011 reflect approximately 11 months of King’s U.S. operations and approximately ten months of King’s international operations. For additional information, see the Notes to Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Acquisitions in our 2013 Financial Report.

For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy and —Our Business Development Initiatives sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2013 Financial Report.

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

Commercial Operations

Following the full disposition of our Animal Health business on June 24, 2013, we managed our commercial operations through four operating segments—Primary Care; Specialty Care and Oncology; Established Products and Emerging Markets; and Consumer Healthcare. Prior to June 24, 2013, we managed our operations through these four operating segments, as well as our Animal Health operating segment. For additional information about this operating structure, see Notes to Consolidated Financial Statements—Note 18A. Segment, Geographic and Other Revenue Information: Segment Information in our 2013 Financial Report and Operating Segments below.

At the beginning of our fiscal year 2014, we began to manage our commercial operations through a new global commercial structure consisting of three businesses, each of which is led by a single manager—the Global Innovative Pharmaceutical business (GIP); the Global Vaccines, Oncology and Consumer Healthcare business (VOC); and the Global Established Pharmaceutical business (GEP).

Beginning with our first-quarter 2014 financial results, we will report under our new structure and will provide financial transparency into each of these businesses. Results for 2013 and prior periods in this 2013 Form 10-K and in our 2013 Financial Report are reported on the basis under which we managed our businesses in 2013 and do not reflect the 2014 reorganization.

A significant change effected by our new structure is the full integration of emerging markets into each business. Emerging markets are an important component of our strategy for global leadership, and our new structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets.

Some additional information about each product grouping follows:

•
Global Innovative Pharmaceutical business—GIP comprises medicines within several therapeutic areas that are generally expected to have market exclusivity beyond 2015. These therapeutic areas include immunology and inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women’s/men’s health.

•
Global Vaccines, Oncology and Consumer Healthcare business—VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Each of the three businesses that comprise this group operates as a separate, global business, with distinct specialization in terms of the science, talent and market approach necessary to deliver value to consumers and patients.

•
Global Established Pharmaceutical business—GEP includes the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets and, to a much smaller extent, generic pharmaceuticals. Additionally, GEP includes our sterile injectable products and biosimilar development portfolio, as well as current established product collaborations, such as our existing agreements with Mylan Inc. in Japan, Zhejiang Hisun Pharmaceutical Co. Ltd. in China and Laboratório Teuto Brasileiro S.A. in Brazil.

We expect that the GIP and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing internal investments and targeted business development designed to maximize the value of our in-line products and ensure a robust pipeline of highly-differentiated product candidates in areas of unmet medical need. In addition, VOC includes our Consumer Healthcare business, which manufactures and markets several well-known over-the-counter (OTC) brands. The assets managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers.

GEP is expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. GEP leverages our biologic development, regulatory and manufacturing expertise to advance its biosimilar development portfolio. GEP may also engage in targeted business development to further enable its commercial strategies.

In addition, one of our goals in implementing the new commercial structure is to streamline the critical capabilities needed to effectively demonstrate the value of our medicines to payers, institutions and policy makers. We expect to do this through the Global Health and Value function that is intended to align market access, pricing, health economics, real world data and outcomes research.

Pfizer Website

This 2013 Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available (free of charge) on our website (www.pfizer.com), in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this 2013 Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement for the 2014 Annual Meeting of Shareholders (2014 Proxy Statement) and the 2013 Financial Report, portions of which are filed as Exhibit 13 to this 2013 Form 10-K, and which also will be contained in Appendix A to our 2014 Proxy Statement (2013 Financial Report). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2013 Annual Report to Shareholders consists of the 2013 Financial Report and the Corporate and Shareholder Information attached to the 2014 Proxy Statement. Our 2013 Financial Report will be available on our website (www.pfizer.com) on or about February 28, 2014. Our 2014 Proxy Statement will be available on our website (www.pfizer.com) on or about March 13, 2014.

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for Members of the Board of Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters; the Lead Independent Director Charter; and transactions in Pfizer securities by Directors and Officers; as well as Chief Executive Officer and Chief Financial Officer certifications, are available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including the Computershare Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

The information contained on our website does not constitute a part of this 2013 Form 10-K.

Operating Segments

As discussed above under General—Commercial Operations, following the full disposition of our Animal Health business on June 24, 2013, we managed our operations through four operating segments—Primary Care; Specialty Care and Oncology; Established Products and Emerging Markets; and Consumer Healthcare. Prior to June 24, 2013, we managed our operations through these four operating segments, as well as our Animal Health operating segment. Each operating segment had responsibility for its commercial activities and for certain research and development (R&D) activities related to in-line products and in-process research and development (IPR&D) projects that generally had achieved proof-of-concept.

A description of each of these four operating segments follows:

•
Primary Care operating segment—included revenues from prescription pharmaceutical products primarily prescribed by primary-care physicians, and included products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this segment in 2013 included Celebrex, Chantix/Champix, Eliquis, Lyrica, Premarin, Pristiq and Viagra (outside Canada and South Korea). All revenues for such products were allocated to the Primary Care business unit, except those that were generated in emerging markets and those that were managed by the Established Products business unit.

•	Specialty Care and Oncology operating segment—was comprised of the Specialty Care business unit and the Oncology business unit.

•
Specialty Care—included revenues from prescription pharmaceutical products primarily prescribed by physicians who are specialists, and included products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this business unit in 2013 included BeneFIX, Enbrel, Genotropin, Geodon (outside the U.S.), the Prevnar family of products,

ReFacto AF, Revatio (outside the U.S.), Tygacil, Vfend (outside the U.S. and South Korea), Vyndaqel, Xalatan (outside the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Xeljanz, Xyntha and Zyvox. All revenues for such products were allocated to the Specialty Care business unit, except those that were generated in emerging markets and those that were managed by the Established Products business unit.

•
Oncology—included revenues from prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this business unit in 2013 included Inlyta, Sutent, Torisel, Xalkori, Mylotarg (in Japan), Bosulif (in the U.S. and European Union (EU)) and Aromasin (in Japan and South Korea). All revenues for such products were allocated to the Oncology business unit, except those that were generated in emerging markets and those that were managed by the Established Products business unit.

•	Established Products and Emerging Markets operating segment—was comprised of the Established Products business unit and the Emerging Markets business unit.

•
Established Products—included revenues from prescription pharmaceutical products that had lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products were transferred to this business unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. However, in certain situations, products were transferred to this business unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This business unit also excluded revenues generated in emerging markets. Examples of products in this business unit in 2013 included Arthrotec, Effexor, Geodon (in the U.S.), Lipitor, Medrol, Norvasc, Protonix, Relpax, Vfend (in the U.S. and South Korea), Xalatan (in the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Zosyn/Tazocin and Viagra (in Canada and South Korea).

Beginning in 2012, sales of Lipitor in the U.S., Canada, South Korea and Japan were reported in our Established Products business unit and, beginning in 2013, sales of Lipitor in Australia and most of developed Europe were reported in our Established Products business unit.

•
Emerging Markets—included revenues from all prescription pharmaceutical products sold in emerging markets, including Asia (excluding Japan and South Korea), Latin America, the Middle East, Eastern Europe, Africa, Turkey and Central Europe.

•
Consumer Healthcare operating segment—includes worldwide revenues from non-prescription products in the following therapeutic categories: dietary supplements, pain management, respiratory and personal care. In 2013, products marketed by Consumer Healthcare included Advil, Caltrate, Centrum, ChapStick, Emergen-C, Preparation H and Robitussin.

For a further discussion of these operating segments, including certain costs that were not allocated to our operating segment results, as well as comparative segment information for 2013, 2012 and 2011, see the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected income statement information, Geographic Information and Significant Product Revenues in our 2013 Financial Report and the table captioned Revenues by Segment and Geographic Area in the MD&A in our 2013 Financial Report, which are incorporated by reference.

As discussed above under General—Commercial Operations, at the beginning of our fiscal year 2014, we began to manage our commercial operations through three businesses, each of which is led by a single manager—the Global Innovative Pharmaceutical business; the Global Vaccines, Oncology and Consumer Healthcare business; and the Global Established Pharmaceutical business. For additional information regarding our new global commercial structure see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy section of the MD&A in our 2013 Financial Report and General—Commercial Operations above.

Biopharmaceutical Products

In 2013, our biopharmaceutical business was composed of the following five business units: Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets, which are discussed under Operating Segments above. For additional information regarding how our new global commercial structure affects our biopharmaceutical business structure, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy section of the MD&A in our 2013 Financial Report and General—Commercial Operations above.
For a discussion of certain of our key biopharmaceutical products, including Lyrica, the Prevnar family of products, Enbrel, Celebrex, Lipitor, Viagra, Zyvox, Norvasc, Sutent, and the Premarin family of products, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions section of the MD&A in our 2013 Financial Report.
We have entered into collaboration and/or co-promotion agreements relating to certain biopharmaceutical products, including Aricept, Enbrel (in the U.S. and Canada), Spiriva and Rebif, each of which has expired or will expire in various markets over the next several years. For additional information, including a description of these collaboration and co-promotion agreements and their expiration dates, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights sections of the MD&A in our 2013 Financial Report and Item 1A. Risk Factors—Dependence on Key In-Line Products below. In addition, Eliquis was developed and is being commercialized in collaboration with Bristol-Myers Squibb Company (BMS). For additional information, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions section of the MD&A in our 2013 Financial Report.

Revenues from biopharmaceutical products contributed approximately 93% of our total revenues in 2013, 94% of our total revenues in 2012, and 95% of our total revenues in 2011.

We recorded direct product sales of more than $1 billion for each of 10 biopharmaceutical products in 2013 and 2012, and each of 12 biopharmaceutical products in 2011. These products represented 51% of our revenues from biopharmaceutical products in 2013, 50% of our revenues from biopharmaceutical products in 2012 and 56% of our revenues from biopharmaceutical products in 2011. See Item 1A. Risk Factors—Dependence on Key In-Line Products below.

Worldwide revenues from biopharmaceutical products in 2013 were $47.9 billion, a decrease of 7% compared to 2012, reflecting a decrease in operational revenues of 4% and the unfavorable impact of foreign exchange of 3%.

Geographically, in the U.S., revenues from biopharmaceutical products decreased 6% in 2013, compared to 2012. In our international markets, revenues from biopharmaceutical products decreased 7% in 2013, compared to 2012, reflecting a decrease in operational revenues of 3% and the unfavorable impact of foreign exchange of 4%. During 2013, international revenues from biopharmaceutical products represented 61% of total revenues from biopharmaceutical products, compared to 62% in 2012.

For additional information, including a discussion of key operational revenue drivers, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical Revenues and —Revenues—Major Biopharmaceutical Products sections of the MD&A in our 2013 Financial Report.

Other Products

Consumer Healthcare

Based on 2013 revenues, our Consumer Healthcare business is the fifth-largest branded multi-national, OTC, healthcare products business in the world and produces two of the ten largest selling consumer healthcare brands (Centrum and Advil) in the world. Consumer Healthcare revenues totaled $3.3 billion for 2013, an increase of 4% compared to 2012, reflecting operational revenue growth of 5%, partially offset by the unfavorable impact of foreign exchange of 1%.

The Consumer Healthcare business holds strong positions in various geographic markets, with its highest revenue volume in the U.S., China, Canada, Germany, Italy, Brazil, Colombia, Russia, Australia and France.

Major categories and product lines in our Consumer Healthcare business include:

•	Dietary Supplements: Centrum brands (including Centrum, Centrum Silver, Centrum Men’s and Women’s, Centrum Specialist, Centrum Flavor Burst, and Centrum Kids), Caltrate, and Emergen-C;

•	Pain Management: Advil brands (including Advil, Advil PM, Advil Liqui-Gels, Advil Film Coated, Children’s Advil, Infants’ Advil and Advil Migraine), and ThermaCare;

•	Respiratory: Robitussin, Advil Cold & Sinus, Advil Congestion Relief, and Dimetapp; and

•	Personal Care: ChapStick and Preparation H.

In August 2012, we entered into an agreement with AstraZeneca for the global OTC rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. Under the terms of the agreement, we acquired the exclusive global rights to market Nexium for OTC indications, which are subject to regulatory approval. During 2013, (i) a New Drug Application (NDA) submission for Nexium OTC in the U.S. was accepted for review by the FDA and (ii) the European Commission granted a marketing authorization for an OTC version of Nexium. In February 2012, we completed our acquisition of Alacer, a company that manufactured, marketed and distributed Emergen-C, a line of effervescent, powdered drink mix vitamin supplements. In December 2011, we completed our acquisition of the consumer healthcare business of Ferrosan, a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. For additional information, see the Notes to Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Acquisitions in our 2013 Financial Report and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives section of the MD&A in our 2013 Financial Report.

For additional information regarding the revenues of our Consumer Healthcare business, see the Analysis of the Consolidated Statements of Income—Consumer Healthcare Operating Segment section of the MD&A in our 2013 Financial Report.

For additional information regarding how our new global commercial structure affects our Consumer Healthcare business, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy section of the MD&A in our 2013 Financial Report and General—Commercial Operations above.

Animal Health

On June 24, 2013, we completed the full disposition of our Animal Health business, which was a business that discovered, developed, manufactured and commercialized animal health medicines and vaccines. The full disposition was completed through a series of steps, including the formation of Zoetis Inc. (Zoetis), an initial public offering of an approximate 19.8% interest in Zoetis and an exchange offer for the remaining 80.2% interest. As a result of these transactions, we received cash and were relieved of debt obligations in the aggregate amount of approximately $6.1 billion and received shares of Pfizer common stock valued at approximately $11.4 billion. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2013 Financial Report.

Research and Development

Innovation by our R&D operations is very important to our success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. We spent $6.7 billion in 2013, $7.5 billion in 2012 and $8.7 billion in 2011 on R&D.

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

As of year-end 2013, we had 279 projects in R&D, ranging from discovery through registration, of which 81 programs are in Phase 1 through registration, with the remainder of the projects in pre-clinical development. At year-end 2013, our Phase 3 portfolio contained 20 programs. Development of a single compound is often pursued as part of multiple different programs. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering clinical development phases are the foundation for future products.

In addition to discovering and developing new products, our research operations seek to add value to our existing products by improving their effectiveness and by discovering new uses or indications for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Analysis of the Consolidated Statements of Income—Product Developments—Biopharmaceutical section of the MD&A in our 2013 Financial Report, which is incorporated by reference.

Our competitors also devote substantial funds and resources to R&D. We also compete against numerous small biotechnology companies in developing potential drug candidates. The extent to which our competitors are successful in their research could result in erosion of the sales of our existing products and potential sales of products in development, as well as unanticipated product obsolescence. See Item 1A. Risk Factors—Competitive Products below.

We continue to transform our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include: delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership, and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on five high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. Other areas of focus include rare diseases and biosimilars.

For additional information regarding our R&D operations, see the Costs and Expenses—Research and Development (R&D) Expenses—Research and Development Operations section of the MD&A in our 2013 Financial Report.
International Operations

We have significant operations outside the U.S. In 2013, for developed markets, these operations for pharmaceutical products were managed through the same business units as our U.S. operations (i.e., Primary Care, Specialty Care, Oncology and Established Products) and, for emerging markets, these operations for pharmaceutical products were managed through the Emerging Markets business unit within the Established Products and Emerging Markets operating segment. Our Consumer Healthcare operating segment managed its operations worldwide. For additional information regarding how our new global commercial structure affects our international operations, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy section of the MD&A in our 2013 Financial Report and General—Commercial Operations above.

Revenues from operations outside the U.S. of $31.3 billion accounted for 61% of our total revenues in 2013. Revenues exceeded $500 million in each of 12, 14 and 16 countries outside the U.S. in 2013, 2012 and 2011, respectively. The U.S. is our largest national market, comprising 39% of total revenues in 2013 and 2012, and 41% of total revenues in 2011. Japan is our second-largest national market, with approximately 10%, 12% and 10% of total revenues in 2013, 2012 and 2011, respectively.

For a geographic breakdown of revenues, see the table captioned Geographic Information in the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information in our 2013 Financial Report, and the table captioned Revenues by Segment and Geographic Area in the MD&A in our 2013 Financial Report. Those tables are incorporated by reference.

Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors—Risks Affecting International Operations below. Our international businesses are also subject to government-imposed constraints, including laws and regulations on pricing, reimbursement, and access to our products. See Government Regulation and Price Constraints—Outside the United States below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments, depending upon market conditions. For additional information, see the Notes to Consolidated Financial Statements—Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2013 Financial Report, as well as the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section of the MD&A in our 2013 Financial Report. Those sections of our 2013 Financial Report are incorporated by reference.

Marketing

In our global biopharmaceutical businesses, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, and the Managed Care Organizations (MCOs) that provide insurance coverage, such as hospitals, Integrated Delivery Systems (IDS), Pharmacy Benefit Managers (PBMs), Health Plans, employers and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues, and our patient assistance programs.

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies, and, in the case of Prevnar 13 in the U.S., we primarily sell directly to individual provider offices. We seek to gain access for our products on healthcare authority and MCO formularies, which are lists of approved medicines available to members of the MCOs. MCOs use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions. We also work with MCOs to assist them with disease management, patient education and other tools that help their medical treatment routines.

During 2013, Pfizer revenues from our three largest biopharmaceutical wholesalers were as follows:

•	McKesson, Inc.—12% of our total revenues (and 30% of our total U.S. revenues);

•	Cardinal Health, Inc.—9% of our total revenues (and 22% of our total U.S. revenues); and

•	AmerisourceBergen Corporation—8% of our total revenues (and 21% of our total U.S. revenues).

Sales to these wholesalers were concentrated in the biopharmaceutical businesses.

Our global Consumer Healthcare business utilizes its own sales and marketing organizations to promote its products, and occasionally uses distributors in smaller markets. Our Consumer Healthcare business’s advertising and promotions are generally disseminated to consumers through television, print, digital and other media advertising, as well as through in-store promotion. Consumer Healthcare products are sold through a wide variety of channels, including distributors, pharmacies, retail chains and grocery and convenience stores. Our Consumer Healthcare business generates a significant portion of its sales from several large customers, the loss of any one of which could have a material adverse effect on the Consumer Healthcare business.
Patents and Other Intellectual Property Rights

Our products are sold around the world under brand-name, logo and certain product design trademarks that we consider, in the aggregate, to be of material importance to Pfizer. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

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

In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period and/or the granted patent term extension), are those for the medicines set forth in the table below. In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions, to methods of manufacturing, or to use of the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect our drug from generic or, as applicable, biosimilar competition after the expiration of the basic patent.

Drug	U.S. Basic Product Patent Expiration Year	Major EU Basic Product Patent Expiration Year	Japan Basic Product Patent Expiration Year
Viagra	2012(1)	2013	2013(1)
Enbrel(2)	N/A	2015	2015
Celebrex	2014(3)	2014	2019
Zyvox	2015	2016	2019
Lyrica	2018	2014(4)	2022
Bosulif	2019	2019	N/A(5)
Chantix	2020	2021	2022
Inlyta	2020	2020	2025
Xeljanz	2020	N/A(6)	2025
Sutent	2021	2021	2024
Eliquis(7)	2023	2026	2026
Prevnar 13(8)	2026	2026	2026
Xalkori	2029	2025	2028

(1) In addition to the basic product patent covering Viagra, which expired in 2012, it is covered by a U.S. method-of-treatment patent which, including the six-month pediatric exclusivity period associated with Revatio, which has the same active ingredient as Viagra, expires in 2020. However, as a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. will be allowed to launch a generic version of Viagra in the U.S. in December 2017, or earlier under certain circumstances. The corresponding method-of-treatment patent covering Viagra in Japan expires in May 2014.

(2) Pfizer does not market Enbrel in the U.S. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights section of the MD&A in our 2013 Financial Report. In other markets, biosimilar competition will depend, to a significant extent, on the timing and implementation of regulations governing the development and approval of biosimilar products.

(3) We obtained a reissue patent in the U.S. on March 5, 2013 covering the approved uses of Celebrex. The reissue patent expires on December 2, 2015. This patent is presently the subject of litigation between Pfizer and several generic companies.

(4) For Lyrica, regulatory exclusivity in the EU extends until 2014.

(5) Bosulif is not approved in Japan.

(6) Xeljanz is not approved in the EU.

(7) Eliquis was developed and is being commercialized in collaboration with BMS.

(8) Prevnar 13 may eventually face competition in the form of alternative 13-valent and next-generation pneumococcal conjugate vaccines.

We co-promote Aricept with Eisai. We lost exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010, and in the majority of European markets in February 2012 and April 2012. We lost exclusivity for the Aricept 23mg tablet in the U.S. in July 2013. For additional information, including a description of certain of our other co-promotion agreements and their expiration dates, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights sections of the MD&A in our 2013 Financial Report and Item 1A. Risk Factors—Dependence on Key In-Line Products below.

A number of our current products have lost exclusivity in certain markets in the last few years. For example, in the U.S., we lost exclusivity for Geodon in March 2012, Revatio tablet in September 2012 and Rapamune in January 2014. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012 and Australia in July 2012. We lost exclusivity in the U.S. for Detrol immediate release (Detrol IR) in June 2012 and Detrol LA in January 2014. Detrol IR and Detrol LA lost exclusivity in most European markets in September 2012. Viagra lost exclusivity in most major EU markets in June 2013. We lost exclusivity for Lyrica in Canada in February 2013. Lipitor has lost exclusivity in all major markets and now faces multi-source generic competition in the U.S., Europe, Japan and Australia.

For additional information, including a further discussion of our recent losses of exclusivity and associated revenues in various markets and of our expected losses of exclusivity in 2014, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights section of the MD&A in our 2013 Financial Report.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Viagra, Celebrex, Lyrica, Sutent, EpiPen, Pristiq, Toviaz, Tygacil and Embeda extended-release capsules, and our patent for Lipitor in China is subject to a pending legal challenge. For additional information, see the Notes to Consolidated Financial Statements—Note 17A1. Commitments and Contingencies—Legal Proceedings—Patent Litigation in our 2013 Financial Report.

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

Biotechnology Products

Our biotechnology products, including BeneFIX, ReFacto, Xyntha, Enbrel (we market Enbrel outside of the U.S. and Canada) and the Prevnar family, may face competition in the future from biosimilars (also referred to as follow-on biologics). Such biosimilars would reference biotechnology products approved under the U.S. Public Health Service Act. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced our biotechnology product, Genotropin, which was approved under the U.S. Federal Food, Drug and Cosmetic Act.

Abbreviated legal pathways for the approval of biosimilars exist in certain international markets and, since the passage of the Patient Protection and Affordable Care Act, as amended by the Heath Care and Education Reconciliation Act (commonly referred to as the Affordable Care Act, or ACA), a framework for such approval exists in the U.S. The regulatory implementation of these ACA provisions is ongoing and expected to take several years. However, the FDA has begun to clarify its expectations for approval via the biosimilar pathway with the issuance of three draft guidance documents in February 2012. Over the next several years, the FDA is expected to finalize the guidance documents released in 2012 and issue new draft guidance on clinical pharmacology for biosimilars. See Government Regulation and Price Constraints—Biosimilars below for additional information on the ACA’s approval framework for biosimilars.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In 2013, the European Medicines Agency (EMA) approved the first biosimilar of a monoclonal antibody. In Japan, the regulatory authority has granted marketing authorizations for certain biosimilars, including somatropin (the recombinant human growth hormone in our Genotropin product), pursuant to a guideline for biosimilar approvals issued in 2009.

If competitors are able to obtain marketing approval for biosimilars that reference our biotechnology products, our biotechnology products may become subject to competition from these biosimilars, with attendant competitive pressure, and price reductions could follow. Expiration or successful challenge of applicable patent rights could trigger this competition, assuming any relevant exclusivity period has expired. However, biosimilar manufacturing is complex and biosimilars are not necessarily identical to the reference products. Therefore, at least initially upon approval of a biosimilar competitor, biosimilar competition with respect to biologics may not be as significant as generic competition with respect to small molecule drugs.

As part of our business strategy, we are capitalizing on our expertise in biologics manufacturing, as well as our regulatory and commercial strengths, to develop biosimilar medicines. As such, a better-defined biosimilars approval pathway will assist us in pursuing approval of our own biosimilar products in the U.S. See Item 1A. Risk Factors—Biotechnology Products below.

We may face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue. Likewise, as we enter the biosimilars area and seek to launch products, patents may be asserted against us.

International

One of the main limitations on our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products. Under international and U.S. free trade agreements in recent years, global protection of intellectual property rights has been improving. The World Trade Organization Agreement on Trade Related Aspects of Intellectual Property (WTO-TRIPs) required participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by 2005, with an extension until 2016 for least-developed countries. While we still face enforcement and other intellectual property challenges around the world, a number of countries have made improvements. We have experienced significant growth in our businesses in some of those countries. We include further patent protection improvement among the factors we consider for continued business expansion in other participant countries. For additional information, see Government Regulation and Price Constraints—Intellectual Property below.

Competition

Our businesses are conducted in intensely competitive and often highly regulated markets. Many of our prescription pharmaceutical products face competition in the form of branded or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. Though the means of competition vary among product categories and business groups, demonstrating the value of our products is a critical factor for success in all of our principal businesses.

Our competitors include other worldwide research-based biopharmaceutical companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer healthcare manufacturers. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our major products.

This competition affects our core product business, which is focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in R&D, as well as our business development transactions, both designed to result in a strong product pipeline. Our investment in research does not stop with drug approval; we continue to invest in further understanding the value of our products for the conditions they treat, as well as potential new applications. We seek to protect the health and well-being of patients by striving to ensure that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also seek to continually enhance the organizational effectiveness of all of our biopharmaceutical functions, including coordinating support for our salespersons’ efforts to accurately and ethically launch and promote our products to our customers.

Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We continue to take measures to evaluate, adapt and improve our organization and business practices to better meet customer and public needs. We believe that we have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising; interactions with, and payments to, healthcare professionals; and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through support for better healthcare solutions.

Our Consumer Healthcare business faces competition from OTC business units in other major pharmaceutical and consumer packaged goods companies, as well as retailers who carry their own private label brands. Our competitive position is affected by several factors, including, among others, the amount and effectiveness of our and our competitors’ promotional resources; customer acceptance; product quality; our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; and pricing, regulatory and legislative matters (such as product labeling, patient access and prescription to OTC switches).

Managed Care Organizations

The evolution of managed care in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 262 million people in the U.S. now have some form of health insurance coverage. Due to the expansion of health insurance coverage (see Government Regulation and Price Constraints—In the United States below), both the marketing of prescription drugs to consumers and the entities that manage this expanded coverage in the U.S. continue to grow in importance.

The influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances both their ability to negotiate, as well as their importance to Pfizer.

The growth of MCOs has increased pressure on drug prices as well as revenues. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. MCOs typically use formularies (which are lists of approved medicines available to members of the MCOs), clinical protocols (requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine), volume purchasing, long-term contracts and their ability to influence market share and volume of prescription drugs to negotiate prices with pharmaceutical providers.

Due to their generally lower cost, generic medicines typically are placed in lowest cost tiers of MCO formularies. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems.

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

MCOs also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics as another way to manage costs. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can reduce the need for hospitalization, professional therapy, or even surgery, such drugs can become favored first-line treatments for certain diseases.
The ACA has accelerated payment reform by distributing risk across MCOs and other stakeholders in care delivery with the intent of improving quality while reducing costs, which creates pressure on MCOs to tie reimbursement to defined outcomes.
Generic Products

One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, we can lose the major portion of revenues for that product in a very short period of time. Several such competitors make a regular practice of challenging our product patents before their expiration. Unlike us, generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products need only demonstrate a level of availability in the body equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and often charge much less.

In addition, our patent-protected products can face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute, for brand-name drugs, generic drugs that have been rated under government procedures to be chemically and therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. In the U.S., Pfizer’s Greenstone subsidiary and Pfizer Injectables sell generic versions of Pfizer’s, as well as certain competitors’, solid oral dose and sterile injectable pharmaceutical products, respectively, upon loss of exclusivity, as appropriate.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays of raw materials were encountered in 2013, and none are expected in 2014. We have successfully secured the materials necessary to meet our requirements where there have been short-term imbalances between supply and demand, but generally at higher prices than those historically paid.

Government Regulation and Price Constraints

In the United States

General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance in the U.S. is the FDA, which has jurisdiction over our biopharmaceutical products and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of these products. The FDA also regulates our Consumer Healthcare products. Other federal agencies, including the U.S. Department of Agriculture and the U.S. Drug Enforcement Administration, also regulate some of our products.

In addition, many of our activities are subject to the jurisdiction of other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services (HHS) Office of the Inspector General (OIG), the Federal Trade Commission (FTC) (which also has the authority to regulate the advertising of consumer healthcare products, including OTC drugs and dietary supplements), the Department of Justice (DOJ) and the SEC. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

We are subject to possible administrative and legal proceedings and actions by these various governmental bodies. See the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2013 Financial Report. Such actions may involve product seizures and other civil and criminal sanctions.
Healthcare Reform. In March 2010, the ACA was enacted in the U.S. The principal provisions affecting the biopharmaceutical industry provide for the following:

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

As of May 2013, the Congressional Budget Office estimates that the ACA will result in the coverage of 25 million previously uninsured individuals by 2017. Effective in 2014, non-Medicare eligible individuals with incomes below 138% of the federal poverty level (FPL) are eligible for Medicaid if they live in one of the 25 states that elected to expand the program using federal funds. The remainder will be covered with private sector coverage, either through their employers, the individual insurance marketplace or new state or federal Health Insurance Exchanges enacted through the ACA (Health Insurance Exchanges). With limited exceptions, individuals who fail to purchase health insurance by March 31, 2014 will pay a penalty. Starting in 2015, employers with 100 or more employees who do not provide affordable and qualifying coverage will also pay a penalty (beginning in 2016, employers with between 50 and 99 employees who do not provide affordable and qualifying coverage will be penalized). Individuals with incomes between 100%-400% of the FPL will be eligible for subsidies to help pay for health insurance coverage in the Health Insurance Exchanges.

The Health Insurance Exchanges were created by the ACA to provide an opportunity for individuals without access to employer or other government sponsored coverage to purchase insurance from private health plans offering coverage compliant with ACA mandated provisions. States could choose to operate the Health Insurance Exchange with a federal grant, or defer operations to the federal government. Regardless of the facilitator, the Health Insurance Exchanges offer similar coverage. Federal and state Health Insurance Exchange websites opened for enrollment on October 1, 2013 and experienced computer access difficulties. The separate website for the small business exchanges (SHOP) was delayed until late 2014 for states utilizing the federal Health Insurance Exchange. Coverage began on January 1, 2014 and enrollment remains open until March 31, 2014.

The ACA specifies certain benefits and services that must be covered for health insurers to qualify to participate in the Health Insurance Exchanges, including prescription drugs. In general, health plans in the Health Insurance Exchange offer benefits that are more restrictive than the typical large employer, but more comprehensive than most catastrophic health insurance plans and some other limited policies available in the individual insurance marketplace. This means that there are high deductibles and co-pays, increased use of co-insurance, fewer medicines on formularies and restricted networks of physicians and hospitals. Expanding insurance coverage is expected to result in a negligible change in overall pharmaceutical industry sales, as the uninsured are principally young and relatively healthy and it is expected that a significant percentage may be covered by Medicaid (under which sales of pharmaceutical products are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours), and the restrictive benefit designs discourage the use of branded drugs. At the same time, the rebates, discounts, taxes and other costs associated with the ACA are a significant cost to the industry.

The ACA created the Independent Payment Advisory Board (IPAB), a 15-member panel to be appointed by the President. The IPAB is charged with developing proposals to “reduce the per capita rate of growth in Medicare spending” in the event that the actual Medicare per capita growth rate exceeds a specified target. Due to slow growth in healthcare spending that did not exceed the target per capita growth rate, the IPAB will not be required to act until 2016, at the earliest. To date, the IPAB’s members have not been named or appointed.

The ACA also established the Patient Centered Outcomes Research Institute (PCORI), a federally funded, private, non-profit corporation empowered to fund and disseminate comparative effectiveness research (CER) and build infrastructure for improved outcomes analysis. PCORI has no authority to impose formulary changes directly in government-funded health programs. In 2013, PCORI announced that it will issue a new type of funding for pragmatic, head-to-head comparison studies, as well as plans to develop a national clinical research data network. Both developments are expected to increase the availability of medical evidence related to healthcare interventions. Overseeing and managing the PCORI is an advisory board drawn from multiple and varied stakeholder organizations, including the pharmaceutical industry. Pfizer’s Chief Medical Officer currently serves as an industry representative on the advisory board.

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

As of August 2013, biopharmaceutical and medical device manufacturers are required to record any transfers of value made to licensed physicians and teaching hospitals and to disclose such data to HHS, with the initial disclosure to HHS due no later than March 31, 2014. In addition to civil penalties for failure to report transfers of value to physicians or teaching hospitals, there will be criminal penalties if a manufacturer intentionally makes false statements or excludes information in such reports. The payment data across biopharmaceutical and medical device companies will be posted by HHS on a publicly available website no later than September 30, 2014. Increased access to such data by fraud and abuse investigators, industry critics and media will draw attention to our collaborations with reported entities and will importantly provide opportunities to underscore the critical nature of our collaborations for developing new medicines and exchanging scientific information. This national payment transparency effort coupled with industry commitment to uphold voluntary codes of conduct (such as the PhRMA Code on Interactions with Healthcare Professionals and PhRMA Guiding Principles Direct to Consumer Advertisements About Prescription Medicines) and rigorous internal training and compliance efforts will complement existing laws and regulations to help ensure ethical collaboration and truthful product communications.

Medicare. Elderly and disabled beneficiaries have access to the Medicare drug benefit through private plans approved by the federal government. Beneficiaries with low incomes and modest assets are eligible for assistance with Medicare Part D plan premiums and cost sharing. Nationally, the share of such beneficiaries with comprehensive drug coverage increased from 59% in 2005 to approximately 90% in 2011.

The ACA made some important changes to the Medicare drug benefit, including phasing out the Medicare coverage gap by 2020. Prior to the ACA, beneficiaries who reached a certain level of spending on prescription medications (the Medicare Part D coverage gap or “doughnut hole”) had to pay 100% of the cost of their drugs until personal out-of-pocket spending reached a level qualifying them for catastrophic coverage. The Medicare Part D Coverage Gap Discount Program uses public and private funding to relieve the financial burden facing beneficiaries who fall into this coverage gap. Beginning in 2011, branded pharmaceutical companies paid 50% of the cost of the branded drugs in the gap and the government paid 7% of the cost of the generic drugs in the gap. As a result, rather than paying 100% of the total cost of their drugs when they reached the coverage gap, enrollees paid 50% of the total cost of branded drugs and 93% of the total cost of generic drugs. The contribution from the government for generic drugs grew to 14% in 2012, and will grow steadily over time until reaching 75% in 2020. In addition, starting in 2013, the 50% discount from branded pharmaceutical companies was supplemented by a contribution from the government, which will also grow steadily over time until reaching 25% in 2020. That means that by 2020, enrollees will pay only 25% of the cost of their branded and generic drugs in the gap.

Biosimilars. The ACA also created a framework for the approval of biosimilars (also known as follow-on biologics) following the expiration of 12 years of exclusivity for the innovator biologic, with a potential six-month pediatric extension. Under the ACA, biosimilar applications may not be submitted until four years after the approval of the reference, innovator biologic. The FDA is responsible for implementation of the legislation, which will require the FDA to address such key topics as the type and extent of data needed to establish biosimilarity; the data required to achieve interchangeability compared to biosimilarity; the naming convention for biosimilars; the tracking and tracing of adverse events; and the acceptability of data using a non-U.S.-licensed comparator to demonstrate biosimilarity and/or interchangeability with a U.S.-licensed reference product. The FDA has begun to address some of these issues with the February 2012 release of three draft guidance documents. Specifically, the FDA has clarified that biosimilar applicants may use a non-U.S.-licensed comparator in certain studies to support a demonstration of biosimilarity to a U.S.-licensed reference product. Over the next several years, the FDA is expected to finalize the guidance documents released in 2012 and issue new draft guidance on clinical pharmacology for biosimilars.

Medicaid and Related Matters. Federal law requires branded pharmaceutical companies to provide rebates to state Medicaid agencies. The ACA brought about major changes in the Medicaid program. Collectively, the measures (i) increased federal rebates paid by manufacturers on branded drugs within the traditional Medicaid program from 15.1% to 23.1%, and for generic drugs from 11% to 13% of Average Manufacturer Price (AMP); (ii) expanded Medicaid drug rebates to cover drugs provided through managed Medicaid plans; and (iii) changed the rebate rates for line extensions or new formulations of solid oral dosage form drugs. The law also created a federal upper limit under the Medicaid program for generic drugs at 175% of AMP. In addition, the law expanded the types of entities eligible for the “Section 340B discounts” for outpatient drugs that began in 2010. Post-implementation of the ACA, the Centers for Medicare and Medicaid Services (CMS) withdrew its former, detailed AMP-calculation rules, and, in January 2014, a new rule regarding AMP was released, which revises requirements pertaining to Medicaid reimbursement for covered outpatient drugs.

The majority of states use preferred drug lists to restrict access to certain medicines in Medicaid. Restrictions exist for some Pfizer products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Given certain states’ current and potential ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans that typically contain cost by restricting access to certain treatments.

Pfizer must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Analysis of the Consolidated Statements of Income—Revenues—Overview section of the MD&A in our 2013 Financial Report and in the Notes to Consolidated Financial Statements—Note 1G. Basis of Presentation and Significant Accounting Policies: Revenues in our 2013 Financial Report, which are incorporated by reference.

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

Budget Control Act of 2011. In August 2011, the federal Budget Control Act of 2011 (the Budget Control Act) was enacted in the U.S. The Budget Control Act includes provisions to raise the U.S. Treasury Department’s borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Deficit-reduction targets included $900 billion of discretionary spending reductions associated with HHS and various agencies charged with national security, but those discretionary spending reductions do not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. The Office of Management and Budget (OMB) was responsible for identifying the remaining $1.5 trillion of deficit reductions, which were divided evenly between defense and non-defense spending. Under this OMB review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories were excluded from consideration, but reductions in payments to Medicare providers are allowed, although these reductions are prohibited by law from exceeding a 2% reduction of the originally budgeted amount (until 2021). Additionally, certain payments to Medicare Part D plans, such as low-income subsidy payments, were exempt from reduction. The Budget Control Act spending reductions to date have not had a material adverse impact on our results of operations.

In December 2013, Congress enacted minor amendments to the Budget Control Act, providing for greater discretionary spending in 2014 and 2015 than originally budgeted. The amendments also provide for FDA user fee sequester relief for two years, allowing the FDA to continue to review new products. The new legislation continues to prohibit reductions in payments to Medicare providers from exceeding a 2% reduction of the originally budgeted amount, and extends this prohibition for two years (until 2023). The implications to Pfizer of these changes are expected to be nominal. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement for the Budget Control Act, could have an adverse impact on our results of operations.

Sustainable Growth Rate Replacement. The Medicare physician payment formula known as the Sustainable Growth Rate (SGR) is routinely overridden by Congressional action because it would lead to dramatic decreases in physician payment. Congress issued a bi-partisan proposal to repeal the SGR and replace it with a new payment model. The proposed fee-for-service system would provide a modest annual payment rate increase until 2018, while allowing physicians and healthcare professionals to earn performance-based incentive payments after 2018. This form of SGR replacement is estimated by the Congressional Budget Office to cost the federal government approximately $130 billion over 10 years. The source of those funds has yet to be determined, but could include additional taxes on and/or rebate requirements applicable to the pharmaceutical industry, including Pfizer. Congress is considering a bill and is working to identify the means to pay for it prior to March 31, 2014, when the current SGR will expire.

Federal Debt Ceiling. After the debt ceiling was reached on May 19, 2013 and measures taken by the U.S. Treasury Department to enable the U.S. federal government to continue meeting its financial obligations were nearly exhausted, Congress enacted legislation on October 16, 2013 that suspended the debt ceiling through February 7, 2014 and preserved the ability of the U.S. Treasury Department to use “extraordinary measures” to avoid a default on U.S. federal government debt for a short period of time thereafter. In February 2014, Congress enacted legislation that further suspends the debt ceiling until March 15, 2015, effectively ensuring the U.S. federal government’s ability to satisfy its financial obligations in until that date, including under Medicare, Medicaid and other publicly funded or subsidized health programs that have a direct impact on our results of operations.

Outside the United States

We encounter similar regulatory and legislative issues in most other countries.

Pricing and Reimbursement. In Europe, Japan, China, Canada and South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries.

The EU does not have jurisdiction over patient reimbursement or pricing matters in its Member States, so we continue to work with individual countries on such matters across the region.

The world economy in 2013 faced ongoing challenges and, in particular, continuing uncertainty around the solvency of governments. As a result, global growth has remained low, with many EU countries experiencing a recession in recent years. One of the consequences of the economic challenges for almost all world economies has been an increase in public debt as a proportion of gross domestic product, arising from increased government spending and reduced tax receipts. For many developed economies, particularly in Europe, this has exacerbated existing fiscal imbalances and has created doubt in investment markets about the sustainability of public debt levels in a number of European countries, further raising the cost of borrowing, with the result that financial support has been necessary from the EU to Greece, Portugal, Ireland and Spain and from the International Monetary Fund in the cases of Greece, Portugal, Ireland and Cyprus. Ireland ceased receiving EU financial support in December 2013, and Spain ceased receiving EU financial support in January 2014. Stringent austerity measures have been implemented in many European countries with the aim of closing the fiscal gap, in particular in Spain, Italy and Greece. While the second half of 2013 saw a return to slow economic growth in many Western European countries (and the EU as a whole) significant pressure on public spending is likely to continue for the foreseeable future as many countries seek to reduce their outstanding public debt. Central and Eastern Europe, particularly countries such as Romania, Hungary and Slovenia, are also experiencing pressures on public spending.

Under these macroeconomic conditions, Pfizer continues to face widespread downward pressures on international pricing and reimbursement, particularly in developed European markets, Japan and in certain emerging markets, all of which have a large government share of pharmaceutical spending and are facing a difficult fiscal environment. Specific pricing pressures in 2013 included measures to reduce pharmaceutical prices and expenditures in Japan, France, Italy, Spain, Greece, Belgium, Ireland and Portugal.

The practice of EU Member States linking their regulated medicine prices to those of other countries, i.e., international reference pricing (IRP), adds to the regional impact of price cuts in individual countries and hinders patient access and innovation. Price variations have also resulted from exchange rate fluctuations between the euro and other European currencies, which are exacerbated by IRP systems. The downward pricing pressure resulting from this dynamic can be expected to continue as a result of reforms to IRP policies, emergency measures targeting pharmaceuticals in some European countries and ongoing exchange rate fluctuations.

In several Latin American markets, Pfizer continues to face revenue pressures due to government policies aimed at health cost containment, including price controls (Venezuela), IRP (Colombia) and pricing reforms (Brazil and Argentina).

In Canada, introductory “non-excessive” prices and price increases are controlled by the federal Patented Medicines Prices Review Board. However, reimbursement is under provincial jurisdiction. As provinces continue to face budget pressure from growing healthcare expenditures, many provincial governments have developed pricing and purchasing strategies (including product listing agreements and a pan-Canadian pricing alliance initiative) to obtain lower drug prices. The private sector is also attempting to exert its negotiating power on drug manufacturers.

In South Korea, the national health insurance deficit prompted the government to make significant price cuts in the off-patent sector, effective April 2012. In September 2013, the government revised its pricing policy again to introduce risk sharing schemes. We continue to work with a committee established by the government to improve the pricing system for innovative new drugs.

Turkey references prices to several European markets at a fixed exchange rate between the euro and the Turkish lira. Though actual exchange rates have since diverged significantly from that fixed rate, the Turkish government has, to date, not adjusted the exchange rate, which negatively impacts our financial results in Turkey.

European Union

New Drug Approval. The approval of new drugs across the EU may be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/EMA Centralized Procedure. These procedures apply in the EU Member States, plus the European Economic Area countries, Norway and Iceland. The use of these procedures generally provides a more rapid and consistent approval process across the Member States than was the case when the approval processes were operating independently within each country.

EU Regulation on Medicines for Pediatric Use. In January 2007, the EU Regulation on Medicines for Pediatric Use became effective. This introduced obligations on pharmaceutical companies to conduct research on their medicines for children and, subject to various conditions, offered the possibility of incentives for so doing, including exclusivity extensions. A Pediatric Committee was created within the EMA to provide scientific opinions and input on development plans for medicines for use with children. In accordance with this regulation, Pfizer has completed and is conducting pediatric research programs for its in-line and development products and has successfully obtained the exclusivity extension incentive for a number of products.

Pharmacovigilance Legislation. In July 2012, new pharmacovigilance legislation came into force in the EU, which included new and revised requirements that impact Pfizer’s global safety system. Key changes include the establishment of a new Pharmacovigilance Risk Assessment Committee within the EMA, with responsibility for reviewing and making recommendations on product safety issues for the EU authorities. It also introduces the possibility for regulators in the EU to require pharmaceutical companies to conduct post-authorization efficacy studies at the time of approval, or, at any time afterwards in light of scientific developments. There are also additional requirements regarding adverse drug reaction reporting and additional monitoring of products. The new legislation also introduces significantly increased transparency into the safety review process.

Falsified Medicines Directive. In 2013, the Falsified Medicines Directive came into force, portions of which have become effective and the remaining portions of which will become effective at various times. The Directive is aimed at preventing falsified medicines from entering into the EU’s legal supply chain. Notably, the Directive imposes new obligations on all parties in the distribution chain, including importers, traders, manufacturers, distributors, and any operator who repackages a product, with key safety features expected to be in place by 2017.

Draft Clinical Trials Regulation. At the end of 2013, the text of a new EU Regulation on Clinical Trials was agreed to in principle and is expected to become law in 2014, and to be implemented in 2016. The new Regulation is aimed at simplifying and harmonizing the governance of clinical trials in the EU, particularly the processes for submission and approval of clinical trial applications, which have been criticized as harming Europe’s competitiveness in clinical R&D of new medicines. In line with the pro-transparency policy of the EU Institutions, the new Regulation will also require public posting of clinical trial results to a significantly greater extent than before.

Clinical Trial Data Sharing. Transparency in the pharmaceutical area is a key theme and priority for the European Commission and the EMA, particularly with regard to clinical trial results and data submitted for marketing authorization in the EU. Recently, the EMA has disclosed significantly more of such data, upon request, than in previous years. In June 2013, the EMA issued a draft policy on the publication and access to clinical trial data for public consultation, which proposes to publish certain clinical trial data, including Clinical Study Reports, on its website. This new policy was originally intended to be effective on January 1, 2014 and apply to Marketing Authorization Applications and variation applications submitted to the EMA after March 2014. However, due to the large number of comments received, the EMA has postponed the effective date and is currently reviewing the draft policy. In July 2013, the European Federation of Pharmaceutical Industries and Associations (EFPIA) and PhRMA introduced their Principles for Responsible Clinical Trial Data Sharing: Our Commitment to Patients and Researchers as an alternative to the EMA’s proposed rules. Under these principles, EFPIA and PhRMA member companies have committed to enhancing public health through responsible sharing of clinical data. Pfizer publicly released its updated clinical trial data sharing policy in December 2013, which meets or exceeds all aspects of these commitments.

Corporate Responsibility in the EU Pharmaceutical Sector. In 2010, the Commissioner for Industry and Entrepreneurship of the European Commission launched a process on corporate responsibility in the pharmaceutical industry. The process, which concluded in October 2013, included three independent platforms: (i) transparency and ethics in the sector; (ii) access to medicines in Africa; and (iii) access to medicines in Europe in the context of pricing and reimbursement. While all platforms have produced reports, concrete recommendations appear vague. The European Commission is currently evaluating how to build on these results and is considering a new industrial policy for the pharmaceutical sector, likely to be launched in the second half of 2014.

Transfers of Value Disclosures (2013). In July 2013, EFPIA released its disclosure code of transfers of value to healthcare professionals and organizations. The code requires all members of EFPIA, including Pfizer, to disclose transfers of value to healthcare professionals and healthcare organizations beginning in 2016, covering the relevant transfers in 2015. Each member company will be required to document and disclose: (i) the names of healthcare professionals and associations that have received payments or other transfers of value and (ii) the amounts or value transferred, and the type of relationship.

Canada

Health Canada (HC) is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. In 2012, as part of the Legislative Regulatory Modernization (LRM), HC released the Regulatory Roadmap for Health products and Food (a five-year plan) and, in 2013, a new patient safety legislation that is expected to give HC more authority (equivalent to the FDA and EMA) was introduced to Parliament. The goals of the new framework are: (i) to protect against the sale and advertising of unsafe food and health products; (ii) to implement a science-based regulatory system, in which benefits, harms and uncertainties associated with health products are made transparent to the public; and (iii) to ensure that the regulatory system is efficient, sustainable and responsive to the evolution of science, patient and consumer behavior, as well as practices in healthcare. The future regulatory system is expected to be more consumer and patient-centered and focused on evidence. 2014 priorities include orphan drug regulations, plain language labeling and use of foreign regulatory information.

The 2004 Federal Provincial Territorial (FPT) Health Accord that sets out the Canada Health Transfers payment (a budgetary mechanism, that provides for funding to provincial governments by the federal government), plus commitments on health policy initiatives expires on March 31, 2014. In advance of the 2014 expiration of the FPT Health Accord, the federal government announced, in December 2011, a new funding framework that provides for funding growth of 6% annually through 2016-2017, and growth each year thereafter (through 2024) equal to the increase in the nominal gross domestic product (with a floor set at 3%). While this new formula results in financial predictability through 2024, many provinces may face a funding shortfall that could potentially result in, among other things, budget reductions for drug reimbursement and/or additional cost containment measures.

Asia

The regulatory environment in Asia presents multiple challenges for companies trying to achieve simultaneous global development and registration (i.e., marketing products at the same time as in the U.S., Europe, Canada and elsewhere). While each country in Asia has its unique regulatory concerns, there are a number of regulatory issues that are common among the majority of countries in Asia. For example, with the exception of Japan, health authorities in Asia generally require marketing approval by a recognized regulatory authority (e.g., the FDA) before they begin to conduct their application review process and/or issue their final approval. Proof of reference country approval is usually satisfied by submitting a Certificate of Pharmaceutical Product, a legal document that is issued by the competent health authority certifying that the company’s product has satisfied its country’s registration requirements and manufacturing standards. Often, this requirement delays marketing authorization in Asia by 12-15 months following marketing authorization in the U.S. and Europe.

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

In Japan, the government has taken measures to reduce the drug lag (i.e., historically, drugs were often launched in Japan years after the EU and U.S. markets) by utilizing a two-pronged approach: (i) reducing regulatory agency review times and (ii) establishing a new pilot pricing premium. The pilot pricing premium provides a financial incentive for drug development in Japan. While economic conditions and government debt levels continue to put pressure on healthcare costs resulting in cost containment (particularly in the off-patent sector), the extension of the pilot pricing premium (until December 2015) for innovative products is encouraging.

The controlling regulatory agency in China is the China Food and Drug Administration (CFDA). CFDA’s scope of responsibilities is similar to that of the FDA and EMA. Two key agencies within CFDA are the Center for Drug Evaluation (CDE) and the National Institutes for Food and Drug Control (NIFDC). The CDE, which is analogous to the FDA’s Center for Drug Evaluation and Research, is primarily responsible for the technical review of product applications, including clinical trial applications and new drug applications, and drafting technical guidance documents. NIFDC is the quality testing arm of CFDA, responsible for the testing of pharmaceuticals, biologics and medical devices nationwide.

China’s regulatory system is unique in many ways, and its drug development and registration requirements are not always consistent with international standards. As a result, it is not uncommon to see treatments entering the market in China two to five years after first marketing in the U.S. and Europe. There are three main contributing factors to this delay: (i) clinical trial authorization approval times that are five to 10 times longer than international standards and add greater than 12 months to development time; (ii) significant local Chinese patient number requirements for biologic products, regardless of product characteristics or disease prevalence; and (iii) with respect to imported vaccines, a reference country approval is required in order to start clinical trials and the regulatory approval process.

Additionally, in 2013, the pharmaceutical industry, including Pfizer, experienced regulatory challenges in China, all of which contributed to delays in market access and/or further resource expenditures, including: (i) stricter Chinese quality standards compared to FDA and EU quality standards; (ii) increased CDE product registration application backlogs (e.g., the CDE initiated its review of a Pfizer product registration application 12 months after submission); and (iii) post-marketing clinical studies.

In India, the federal regulatory authority, the Central Drugs Standard Control Organization (CDSCO), led by the Drugs Controller General India, is responsible for regulation of biopharmaceuticals, including clinical trial authorization. In 2013, based on its evaluation of the CDSCO, the Indian government implemented legislative changes that impacted the conduct and regulatory oversight of clinical trials, which make it more difficult for the pharmaceutical industry, including Pfizer, to conduct clinical research in India. For example, during the first half of 2013, the Supreme Court of India banned all clinical trials for new chemical entities unless approved by the Ministry of Health. Additionally, approval times for product registration have increased in India compared to previous years, primarily due to internal framework changes within CDSCO.

Intellectual Property

While the global intellectual property environment has improved following WTO-TRIPS and bilateral/multilateral trade agreements, our future business growth depends on further progress in intellectual property protection (see Patents and Other Intellectual Property Rights above). In emerging market countries in particular, governments have used intellectual property policies as a tool for reducing the price of imported medicines, as well as to protect their national pharmaceutical industries. There is considerable political pressure to weaken existing intellectual property protection and resist implementation of any further protection, which has led to policies such as more restrictive standards and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions (e.g., new medical treatment methods), revocation of patents, issuance of compulsory licenses, weak intellectual property enforcement and failure to implement effective regulatory data protection. Our industry advocacy efforts focus on seeking a more balanced business environment for foreign manufacturers, as well as on underscoring the importance of strong intellectual property systems for local innovative industries.

In December 2012, the EU approved an EU Patent Package, which was agreed to by 25 out of 27 EU Member States (excluding Italy and Spain, which opted out but which are free to opt back in). This will create a Unitary EU patent, i.e., a uniform patent with equal effect that will be granted, transferred, and enforced in a unitary way through participating Member States. Patent grants will continue to be granted through the existing European Patent Office, but a new court system will be set up to enforce such patents and hear revocation actions. The central Division of the new court will be in Paris, although a section based in London will hear chemical and pharmaceutical cases. The new regime reduces the translation requirement, should allow patentees to obtain pan-European injunctions and damages, and should reduce forum-shopping in Europe for patent holders seeking to enforce their patents, as well as generic manufacturers alleging patent invalidity or non-infringement. The EU Patent Package will enter into force after 13 European countries have ratified it.

Canada’s intellectual property regime for drugs provides some level of patent protection and data exclusivity, but is generally perceived to be less predictable than the intellectual property regimes of comparable countries. Through intense negotiations as part of the Canada/EU Comprehensive Economic & Trade Agreement (CETA), the Canadian intellectual property regime looks to potentially be further enhanced by EU demands to align their respective intellectual property regimes. Canada recently joined the ongoing negotiations of the Trans-Pacific Trade Partnership (TPP), and it is expected that the TPP negotiations will further pressure Canada to enhance its intellectual property regime.

In China, the intellectual property environment has improved, although effective enforcement and adequate legal remedies remain areas of concern. The government has taken steps to protect intellectual property rights in conformity with World Trade Organization (WTO) provisions, and several companies, including Pfizer, have established R&D centers in China due to increased confidence in China’s intellectual property environment. Despite this, China remained on the U.S. Department of Commerce Priority Watch List for 2013. Further, the standards for patentability in China remain more restrictive than in other major markets, including the U.S., Europe and Japan. Also, while a framework exists for protecting patents for 20 years, enforcement mechanisms are often lacking or inconsistent. For example, the absence of effective patent linkage mechanisms and preliminary injunctions, impractical evidentiary burdens, and heightened sufficiency standards have been used to invalidate patents at the enforcement stage.

In Brazil and other Latin American countries, the role of health regulatory authorities in reviewing patents (e.g., ANVISA in Brazil), restrictive patentability rules and backlogs at patent agencies may limit our ability to protect our products through patents. The lack of regulatory data protection and difficulties in protecting certain types of inventions, such as new medical uses of drug products, may limit the commercial lifespan of some pharmaceutical products.

In India, policies favoring compulsory licensing of patents, the increasing tendency of the Indian Patent Office to revoke pharmaceutical patents in opposition proceedings, and restrictive standards for patentability of pharmaceutical products have made it difficult to protect many of our inventions. India maintains a system of pre-grant patent oppositions that delays the granting of patents and adds an additional challenge in our ability to protect our products through patents. Indian law includes special restrictions on the types of pharmaceutical inventions that may be patented which may limit our ability to protect our products. Recent use by the Indian government of compulsory licensing and patent revocation mechanisms heightens the risk of additional patent challenges targeting innovative pharmaceutical products, especially in areas perceived as being important to the public health of the population, such as infectious diseases, cancer and diabetes. In September 2012, Pfizer’s patent covering Sutent was revoked by the Indian Patent Office and other challenges against Pfizer patents are ongoing.

In South Korea, the laws and regulations for the patent-regulatory approval linkage system were finalized and are in the process of being implemented as part of the United States-Korea Free Trade Agreement in 2012. The Korean patent-regulatory approval linkage system includes biologics.

Environmental Matters

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. See the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2013 Financial Report. As a result, we incurred capital and operational expenditures in 2013 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$14 million; and

•	other environment-related expenses—$147 million.

While capital expenditures or operating costs for environmental compliance, including compliance with potential legislation and potential regulation related to climate change, cannot be predicted with certainty, we have no reason to believe they will have a material effect on our capital expenditures or competitive position.

Climate change presents risks to our operations, including potential physical risks to our facilities and supply chain due to more frequent and severe weather events and water availability. We cannot provide assurance that physical risks to our facilities and supply chain due to climate change will not occur in the future; however, we have reviewed the potential for these risks and have concluded that, because of our facility locations, our existing distribution networks and our controls, we do not believe these risks are material to Pfizer in the near term.

Tax Matters

The discussion of tax-related matters in the Notes to Consolidated Financial Statements—Note 5. Tax Matters in our 2013 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2013, we employed approximately 77,700 people in our operations throughout the world.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) requires disclosure by public companies of certain transactions involving the Government of Iran, as well as entities and individuals designated under Executive Order 13382 and Executive Order 13224 (the Executive Orders). In some instances, ITRSHRA requires companies to disclose these types of transactions, even if they were permissible under U.S. law or were conducted by a non-U.S. affiliate in accordance with the local law under which such entity operates.

As a global biopharmaceutical company, we conduct business in multiple jurisdictions throughout the world. During 2013, our activities included supplying life-saving medicines and medical products (Pfizer products) for patient and consumer use in Iran and Syria. We ship Pfizer products to Iran and Syria, and conduct related activities, in accordance with licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control and other U.S. and non-U.S. governmental entities, and in line with our corporate policies. We will continue our global activities to improve the health and well-being of patients and consumers in a manner consistent with applicable laws and our corporate policies.

To our knowledge, none of our activities during 2013 is required to be disclosed pursuant to ITRSHRA, with the following possible exceptions: Pursuant to U.S. government authorizations, Pfizer, through a non-U.S. subsidiary, shipped Pfizer products to authorized customers in Iran. In 2013, some of these shipments, which were arranged and effectuated by a third-party logistics company, were sent to Iran on aircraft owned or operated by Iran Air or Aban Air. These air carriers are designated under the Executive Orders. Pfizer neither entered into agreements with these designated air carriers nor made any direct payments to these carriers. Pfizer paid air freight expenses associated with these shipments to the third-party logistics company, in the amount of approximately euro 43,716. We have voluntarily self-disclosed this matter to the U.S. government. We have instructed our third-party logistics companies not to use air carriers designated under the Executive Orders to ship Pfizer products in the future, and we are implementing additional controls to address this issue.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2013 Form 10-K and in our 2013 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning, or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Financial Guidance for 2014 section of the MD&A in our 2013 Financial Report; the anticipated costs and cost savings set forth in the Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section of the MD&A in our 2013 Financial Report; the planned capital spending set forth in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations section of the MD&A in our 2013 Financial Report; and the contributions that we expect to make from our general assets to the Company’s pension and postretirement plans during 2014 set forth in the Notes to Consolidated Financial Statements—Note 11. Pension and Postretirement Benefit Plans and Defined Contribution Plans in our 2013 Financial Report and in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations section of the MD&A in our 2013 Financial Report.

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

U.S. Healthcare Reform/Healthcare Legislation

As mentioned above in Item 1. Business under the caption Government Regulation and Price Constraints—In the United States, the ACA was enacted by Congress in March 2010 and its provisions become effective on various dates, with the Medicaid and Health Insurance Exchange coverage expansion effective in 2014. We expect that the rebates, discounts, taxes and other costs resulting from the ACA over time will have a significant effect on our expenses and profitability in the future. See the discussion under the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Regulatory Environment/Pricing and Access—U.S. Healthcare Legislation section of the MD&A in our 2013 Financial Report and in Item 1. Business under the caption Government Regulation and Price Constraints—In the United States. Furthermore, if asked to act in 2016 or beyond, the IPAB (created by the ACA to reduce the per capita rate of growth in Medicare spending) could potentially limit access to certain treatments or mandate price controls for our products. Moreover, expanded government investigative authority may increase the costs of compliance with new regulations and programs. We also face the uncertainties that might result from any modification, repeal or invalidation of any of the provisions of the ACA.

U.S. Deficit-Reduction Actions

As discussed above in Item 1. Business under the caption Government Regulation and Price Constraints—Budget Control Act of 2011, the Budget Control Act spending reductions to date have not had a material adverse impact on our results of operations. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement to the Budget Control Act, or to reform the Sustainable Growth Rate, could have an adverse impact on our results of operations.

Pricing Pressures and Government Regulation

U.S. and international governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations or policies.

In the U.S., many of our biopharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the 2003 Medicare Modernization Act (2003 MMA) and the ACA due to the enhanced purchasing power of the private sector plans that negotiate on behalf of beneficiaries. In addition, if the 2003 MMA or the ACA were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Furthermore, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including, among others, changes in patent laws, the importation of drugs from outside the U.S. at prices that are regulated by governments of foreign countries, restrictions on U.S. direct-to-consumer advertising, limitations on interactions with healthcare professionals, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines.

We encounter similar regulatory and legislative issues in most other countries. In Europe, Japan, China, Canada and South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for government-sponsored healthcare systems. In particular, there were government-mandated price reductions for certain biopharmaceutical products in Japan and certain European and emerging market countries in 2013, and we anticipate continuing pricing pressures in Japan, Europe and emerging markets in 2014. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries. As a result, it is expected that pressures on the pricing component of operating results will continue. The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions, failure to obtain timely or adequate government-approved pricing or formulary placement where required for our products or obtaining such pricing or placement at unfavorable pricing could also adversely impact revenue. In our vaccines business, we participate in a tender process in many countries for participation in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business.

Managed Care Trends

Consolidation among MCOs has increased the negotiating power of MCOs and other private insurers. Private third-party insurers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for our products or obtaining such pricing or placement at unfavorable pricing could adversely impact revenue. In addition to formulary tier co-pay differentials, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. This cost shifting has given consumers greater control of medication choices, as they pay for a larger portion of their prescription costs and may cause consumers to favor lower cost generic alternatives to branded pharmaceuticals. Private health insurance companies also are increasingly imposing utilization management tools, such as clinical protocols, requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. As the U.S. payer market concentrates further and as more drugs become available in generic form, biopharmaceutical companies may face greater pricing pressure from private third-party payers, who will continue to drive more of their patients to use lower cost generic alternatives.

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

Also, the patents covering several of our medicines, including Viagra, Celebrex, Lyrica, Sutent, EpiPen, Pristiq, Toviaz, Tygacil and Embeda extended-release capsules in the U.S. and Lipitor in China are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

Competitive Products

We cannot predict with accuracy the timing or impact of the introduction of competitive products, which can result in erosion of the sales of our existing products and potential sales of products in development, as well as unanticipated product obsolescence. Products that compete with ours, including some of our best-selling medicines, are launched from time to time. Competitive product launches have occurred in recent years, and certain potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA and with regulatory authorities in other countries.

Dependence on Key In-Line Products

We recorded direct product revenues of more than $1 billion for each of 10 biopharmaceutical products in 2013: Lyrica, the Prevnar family of products, Enbrel, Celebrex, Lipitor, Viagra, Zyvox, Norvasc, Sutent, and the Premarin family of products. Those products accounted for 51% of our total biopharmaceutical revenues in 2013. If these products or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted above in Item 1. Business under the caption Patents and Other Intellectual Property Rights, patents covering several of our best-selling medicines have recently expired or will expire in the next few years (including some of our billion-dollar and previously billion-dollar products), and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products.

Further, our Alliance revenues have been and will continue to be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time. For example, our rights to Aricept in Japan returned to Eisai in December 2012; our collaboration with Boehringer Ingelheim for Spiriva expires on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets, Canada and Australia in early 2013 and in the U.S. and certain other EU markets in early 2014; our U.S. and Canada co-promotion agreement with Amgen Inc. (Amgen) for Enbrel expired on October 31, 2013 (our exclusive rights to Enbrel outside the U.S. and Canada are not affected by the expiration of the co-promotion agreement with Amgen); and our collaboration agreement with EMD Serono Inc. to co-promote Rebif in the U.S. will expire at the end of 2015. See the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights sections of the MD&A in our 2013 Financial Report for additional information on the expirations of these agreements.

Research and Development Investment

The discovery and development of safe, effective new products, and the development of additional uses for existing products, are necessary for the continued strength of our businesses. Our product lines must be replenished over time in order to offset revenue losses when products lose their exclusivity, as well as to provide for earnings growth. Our growth potential depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers, either through internal R&D or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. However, balancing current growth, investment for the future and the delivery of shareholder return remains a major challenge. Our ongoing investments in new product introductions and in R&D for new products and existing product extensions could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

Additionally, our R&D investment plans and resources may not be correctly matched between science and markets, and failure to invest in the right technology platforms, therapeutic segments, product classes, geographic markets and/or in-licensing and out-licensing opportunities in order to deliver a robust pipeline could adversely impact the productivity of our pipeline. Further, even if the areas with the greatest market attractiveness are identified, the science may not work for any given program despite the significant investment required for R&D.

We continue to transform our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time.  There can be no assurance that this transformation or these strategies will deliver the desired result, which could affect profitability in the future.

Development, Regulatory Approval and Marketing of Products

The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain and involves a high degree of risk and cost. Drug discovery and development is time-consuming, expensive and unpredictable. The process from early discovery or design to development to regulatory approval can take many years. Drug candidates can fail at any stage of the process, including as the result of unfavorable clinical trial results. There can be no assurance regarding our ability to meet anticipated clinical trial commencement and completion dates, regulatory submission dates, and launch dates for product candidates, or as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of our products, and there is no assurance that any of our late stage pipeline products will receive regulatory approval and/or be commercially successful or that recently approved products will be approved in other markets and/or be commercially successful. There is also a risk that we may not adequately address existing regulatory agency findings concerning the adequacy of our regulatory compliance processes and systems or implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur.

There are many considerations that can affect the marketing of our products around the world. Regulatory delays, the inability to successfully complete or adequately design and implement clinical trials within the anticipated quality, time and cost guidelines or in compliance with applicable regulatory expectations, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that can adversely affect the realization of R&D and product-related, forward-looking statements. Further, claims and concerns about safety and efficacy can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Also, increasing regulatory scrutiny of drug safety and efficacy, with regulatory authorities increasingly focused on product safety and the risk/benefit profile of products as they relate to already-approved products, has resulted in a more challenging, expensive and lengthy regulatory approval process due to requests for, among other things, additional clinical trials prior to granting approval or increased post-approval requirements, such as risk evaluation and mitigation strategies (see Post-Approval Data below).

In addition, failure to put in place adequate controls and/or resources for effective collection, reporting and management of adverse events from clinical trials and post-marketing surveillance (see Post-Approval Data below), in compliance with current and evolving regulatory requirements could result in risks to patient safety, regulatory actions and risks to product sales.

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gave the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Non-U.S. regulatory agencies often have similar authority and may impose comparable costs. For example, a post-marketing study as part of a post-approval commitment to marketing authorization is becoming more common in China, where the CFDA requires additional clinical data in the Chinese population in order to further assess the safety and efficacy of a product, sometimes independent of the level of global clinical data available. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

Biotechnology Products

As discussed above in Item 1. Business under the captions Patents and Other Intellectual Property and Government Regulation and Price Constraints—Biosimilars, abbreviated legal pathways for the approval of biosimilars exist in certain international markets and, since the passage of the ACA, a framework for such approval exists in the U.S. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with attendant competitive pressure, and price reductions could follow. The expiration or successful challenge of applicable patent rights could trigger this competition, assuming any relevant exclusivity period has expired. We may face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

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

Research Studies

Decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities once the drug receives approval. For example, more detailed studies can lead to approval for a broader set of indications that may impact the marketing and payer reimbursement process, but each additional indication must be balanced against the time and resources required to demonstrate benefit and the potential delays to approval of the primary indication. We try to plan clinical trials prudently and to reasonably foresee and address challenges, but there is no guarantee that an optimal balance between speed, trial conduct and desired outcome will be achieved each time. The degree to which these challenges are foreseen and addressed could affect our future results.

Foreign Exchange and Interest Rate Risk

Significant portions of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. 61% of our total 2013 revenues were derived from international operations, including 26% from the Europe region and 21% from Japan and the rest of Asia region. As we operate in multiple foreign currencies, including the euro, the Japanese yen, the Chinese renminbi, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the U.S. dollar were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations can impact our results and financial guidance. For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 of Venezuelan currency to the U.S. dollar. We have experienced and will continue to experience ongoing adverse impacts to earnings as our revenues and expenses will be translated into U.S. dollars at a lower rate. We cannot predict whether there will be further devaluations of the Venezuelan currency or devaluations of any other currencies.

In addition, our interest-bearing investments and borrowings are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section of the MD&A in our 2013 Financial Report. For additional details, see the Notes to Consolidated Financial Statements—Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2013 Financial Report. Those sections of our 2013 Financial Report are incorporated by reference.

Notwithstanding our efforts to foresee and mitigate the effects of changes in external fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

Risks Affecting International Operations

Our international operations could be affected by currency fluctuations, capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these changes could adversely affect our business.

Many emerging markets have experienced growth rates in excess of developed markets, leading to an increased contribution to the industry’s global performance. As a result, we have been employing strategies to grow in emerging markets, including the full integration of emerging markets into each of our three new businesses—the Global Innovative Pharmaceutical business; the Global Vaccines, Oncology and Consumer Healthcare business; and the Global Established Pharmaceutical business. However, there is no assurance that our strategies in emerging markets will be successful or that these countries will continue to sustain these growth rates. In addition, some emerging market countries may be particularly vulnerable to periods of financial instability or significant currency fluctuations or may have limited resources for healthcare spending, which, as discussed above, can adversely affect our results.

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

Consumer Healthcare

The Consumer Healthcare business may be impacted by economic volatility, the timing and severity of the cough, cold and flu season, generic or store brand competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal, reformulation and/or relabeling of certain products (e.g., cough/cold products). See Global Economic Conditions below.

Global Economic Conditions

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S., Europe and Japan, and in a number of emerging markets. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program (and the number will continue to grow as a result of the Medicaid coverage expansion effective in some states in 2014 in accordance with the ACA), under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we continue to experience pricing pressure in various markets around the world, including in developed European markets, Japan and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products and government-imposed access restrictions in certain countries. Furthermore, some government agencies and third-party payers use health technology assessments in ways that, at times, lead to lower prices for and restricted access to new medicines.

The challenging global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we continue to monitor our liquidity position. However, there can be no assurance that possible future changes in global financial markets and global economic conditions will not affect our liquidity or capital resources or impact our ability to obtain financing in the future.

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

Outsourcing

We outsource certain services to third parties in areas including transaction processing, accounting, information technology, manufacturing, clinical trial execution, non-clinical research, safety services and other areas. In 2013, we continued to place the majority of our clinical trial execution services with two strategic clinical research organizations (CROs) and we also utilized another CRO to execute early phase development studies. Service performance issues with these CROs may adversely impact the progression of our clinical trial programs. Outsourcing of services to third parties could also expose us to sub-optimal quality of service delivery, which may result in missed deadlines, supply disruptions, non-compliance or reputational harm, all with potential negative implications for our results.

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

Difficulties of Our Wholesale Distributors

In 2013, our largest wholesale distributor accounted for approximately 12% of our total revenue (and 30% of our total U.S. revenue), and our top three wholesale distributors accounted for approximately 29% of our total revenue (and 73% of our total U.S. revenue). If one of our significant wholesale distributors should encounter financial or other difficulties, such distributor might decrease the amount of business that it does with us, and we might be unable to collect all the amounts that the distributor owes us on a timely basis or at all, which could negatively impact our results of operations.

Product Manufacturing and Marketing Risks

Difficulties or delays in product manufacturing or marketing could affect future results through regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the inability to increase production capacity commensurate with demand; the failure to predict market demand for, or to gain market acceptance of, approved products; the possibility that the supply of incoming materials may be delayed or become unavailable and that the quality of incoming materials may be substandard and not detected; the possibility that we may fail to maintain appropriate quality standards throughout the internal and external supply network and/or comply with current Good Manufacturing Practices and other applicable regulations such as serialization (which allows for track and trace of products in the supply chain to enhance patient safety); risks to supply chain continuity as a result of natural or man-made disasters at our facilities or at a supplier or vendor, including those that may be related to climate change; or failure to maintain the integrity of our supply chains against intentional and criminal acts such as economic adulteration, product diversion, product theft, and counterfeit goods.

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

We undertake significant efforts to counteract the threats associated with counterfeit medicines, including, among other things, working with the FDA and other regulatory authorities and multinational coalitions to combat the counterfeiting of medicines and supporting efforts by law enforcement authorities to prosecute counterfeiters; assessing new and existing technologies to seek to make it more difficult for counterfeiters to copy our products and easier for patients and healthcare providers to distinguish authentic from counterfeit medicines; implementing business practices designed to protect patient health; promoting public policies intended to hinder counterfeiting; and working collaboratively with wholesalers, pharmacies, customs offices, and law enforcement agencies to increase inspection coverage, monitor distribution channels, and improve surveillance of distributors and repackagers. No assurance can be given, however, that our efforts and the efforts of others will be entirely successful, and the presence of counterfeit medicines may continue to increase.

Cost and Expense Control/Unusual Events/Failure to Realize the Anticipated Benefits of Strategic Initiatives and Acquisitions/Intangible Assets and Goodwill

Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of (i) our cost-reduction and productivity initiatives, including those related to our R&D organization; (ii) our internal separation of our commercial operations into three new, global businesses; (iii) any other corporate strategic initiatives we may pursue in the future; and (iv) any acquisitions, divestitures or other initiatives we may pursue in the future.

In addition, our consolidated balance sheet contains significant amounts of intangible assets, including goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets will ultimately yield successful products. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity). Any such charges may be significant.

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

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the U.S. Foreign Corrupt Practices Act (FCPA) and other federal and state statutes, including those discussed elsewhere in this 2013 Form 10-K, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers and private payers. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. For example, these claims, actions and inquiries may relate to alleged failures to accurately interpret or identify or prevent non-compliance with the laws and regulations associated with the dissemination of product information (approved and unapproved), potentially resulting in government enforcement and damage to our reputation. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.

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

Business Development Activities

We expect to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives section of the MD&A in our 2013 Financial Report, which is incorporated by reference. However, these enhancement plans are subject to the availability and cost of appropriate opportunities, competition from other pharmaceutical companies that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions.

Information Technology and Security

Significant disruptions of information technology systems or breaches of information security could adversely affect our business. We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

Environmental Claims and Proceedings

We and certain of our subsidiaries are subject to contingencies arising in the ordinary course of business relating to environmental claims and proceedings. Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for worldwide environmental liabilities, there is no guarantee that additional costs will not be incurred beyond the amounts accrued. If we fail to properly manage the safety of our facilities and the environmental risks associated therewith or if we are required to increase our accruals for contingencies for environmental claims and proceedings in the future, it could potentially have an adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In 2013, we continued to consolidate operations to achieve efficiencies and dispose of excess space. We have 520 owned and leased properties, amounting to approximately 50 million square feet. Our goal is to continue consolidation in 2014.

In 2013, we reduced the number of properties in our portfolio with the disposal of surplus real property assets and with reductions of operating space in all regions. In addition, in June 2013, in connection with the full disposition of our Animal Health business, we exited properties associated with our Animal Health business.

Pfizer continues to own and lease space around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, business lines and operations are co-located to achieve synergy and operational efficiencies.

Pfizer’s corporate headquarters are in New York City and Pfizer's properties extend internationally to over 75 countries.

Our Worldwide R&D facilities support our R&D organizations around the world, with a heavy concentration in North America. In 2013, we continued to streamline our R&D locations, while also expanding our R&D presence in Cambridge, Massachusetts.

Our Pfizer Global Supply (PGS) Division is headquartered in various locations, with leadership teams primarily in New York, New York and in Peapack, New Jersey. PGS operates 56 plants around the world, which manufacture products for our commercial divisions. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Puerto Rico, Singapore and the U.S. Our PGS Division’s plant network strategy is expected to result in the exit of eight of these sites over the next several years. PGS also operates multiple distribution facilities around the world.

In general, we believe that our properties are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See the Notes to Consolidated Financial Statements—Note 9. Property, Plant and Equipment in our 2013 Financial Report, which provides amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion in the Notes to Consolidated Financial Statements—Note 15. Lease Commitments in our 2013 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2013 Financial Report, which is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held on the date of the 2014 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Ian C. Read	60
Chairman of the Board and Chief Executive Officer of Pfizer since December 2011. President and Chief Executive Officer from December 2010. Previously, he served as Senior Vice President and Group President of the Worldwide Biopharmaceutical Businesses, which he led from 2006 through December 2010. In that role, he oversaw five global business units—Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets. Mr. Read began his career with Pfizer in 1978 as an operational auditor. He worked in Latin America through 1995, holding positions including Chief Financial Officer, Pfizer Mexico, and Country Manager, Pfizer Brazil. In 1996, he was appointed President of Pfizer’s International Pharmaceuticals Group, with responsibility for Latin America and Canada. He became Executive Vice President, Europe, in 2000, was named a Corporate Vice President in 2001, and assumed responsibility for Canada, in addition to Europe, in 2002. Mr. Read later became accountable for operations in both the Africa/Middle East region and Latin America as well. Director of Kimberly-Clark Corporation. Mr. Read serves on the Boards of Pharmaceutical Research and Manufacturers of America (PhRMA) and the Partnership of New York City. Member of the President’s Export Council and U.S.-China Business Council. Our Director since December 2010.

Albert Bourla	52
Group President, Vaccines, Oncology and Consumer Healthcare since January 2014. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Area President Europe, Africa, Asia and Pacific of Pfizer Animal Health from 2009 until November 2010. Area President Europe, Africa and Middle East of Pfizer Animal Health from 2005 until 2009.

Frank A. D’Amelio	56
Executive Vice President, Business Operations and Chief Financial Officer since December 2010. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Prior to joining Pfizer, he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Director of Zoetis Inc. and of Humana, Inc. and Chair of the Humana Audit Committee. He is a Director of the Independent College Fund of New Jersey and the Gillen Brewer School.

Mikael Dolsten	55
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

Geno J. Germano	53
Group President, Global Innovative Pharma Business since January 2014. President and General Manager, Pfizer Specialty Care and Oncology from December 2010 until December 2013. President and General Manager, Specialty Care from October 2009 until December 2010. President, U.S. Pharmaceuticals and Women’s Health Care Unit, Wyeth Pharmaceuticals from 2008 through October 2009. President and General Manager, U.S. Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2007 through 2008.  Member of the Board of Trustees for Albany College of Pharmacy and Health Sciences and Member of the Board of Directors of BIO - Biotechnology Industry Organization. Director of Zoetis Inc. from July 2012 until June 2013.

Name	Age	Position
Charles H. Hill III	58
Executive Vice President, Worldwide Human Resources since December 2010. Senior Vice President, Human Resources for Worldwide Biopharmaceuticals Businesses from 2008 through December 2010. Vice President, Human Resources, Worldwide Pharmaceutical Operations from 2004 through 2008. Director of Zoetis Inc. from July 2012 until June 2013.

Rady A. Johnson	52	Executive Vice President, Chief Compliance and Risk Officer since December 2013. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Douglas M. Lankler	48
Executive Vice President and General Counsel since December 2013. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013. Executive Vice President, Chief Compliance Officer from December 2010 until February 2011. Senior Vice President and Chief Compliance Officer from January 2010 until December 2010. Senior Vice President, Deputy General Counsel and Chief Compliance Officer from August 2009 until January 2010. Senior Vice President, Associate General Counsel and Chief Compliance Officer from October 2006 until August 2009.

Freda C. Lewis-Hall	59
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

Anthony J. Maddaluna	61
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

Laurie J. Olson	50
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

Sally Susman	52
Executive Vice President, Corporate Affairs (formerly Policy, External Affairs and Communications) since December 2010. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Senior Vice President and Chief Communications Officer from February 2008 until December 2009. Prior to joining Pfizer, Ms. Susman held senior level positions at The Estée Lauder Companies, including Executive Vice President from 2004 to January 2008. Director of WPP plc.

John D. Young	49
Group President, Global Established Pharma Business since January 2014. President and General Manager, Pfizer Primary Care from June 2012 until December 2013. Primary Care Business Unit’s Regional President for Europe and Canada from 2009 until June 2012. U.K. Country Manager from 2007 until 2009.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our common stock is the New York Stock Exchange (NYSE). Our stock is also listed on the NYSE Euronext Brussels Exchange, the London Stock Exchange and the SIX Swiss Stock Exchange, as well as various U.S. regional stock exchanges. As of January 31, 2014, there were 195,383 holders of record of our common stock. Additional information required by this item is incorporated by reference from the Quarterly Consolidated Financial Data (Unaudited) and Peer Group Performance Graph sections in our 2013 Financial Report.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth fiscal quarter of 2013:
Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
September 30, 2013 through October 27, 2013	48,878,919	$29.10	48,863,364	$8,741,255,650
October 28, 2013 through November 30, 2013	59,109,898	$31.40	59,029,195	$6,887,448,392
December 1, 2013 through December 31, 2013	44,349,861	$31.01	44,234,299	$5,515,624,231
Total	152,338,678	$30.55	152,126,858

(a)
On November 1, 2012, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which became effective on November 30, 2012 (the November 2012 Stock Purchase Plan) and was exhausted in October 2013. On June 27, 2013, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan (the June 2013 Stock Purchase Plan), and share purchases commenced thereunder in October 2013. After giving effect to share purchases through year-end 2013, our remaining share-purchase authorization was approximately $5.5 billion at December 31, 2013.

(b)
In addition to amounts purchased under the November 2012 Stock Purchase Plan and June 2013 Stock Purchase Plan, these columns reflect the following transactions during the fourth quarter of 2013: (i) the surrender to Pfizer of 148,886 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 58,504 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 4,430 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the discussion under the heading Financial Summary in our 2013 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the discussion under the heading Financial Review in our 2013 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section of the MD&A in our 2013 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2013 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2013 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2013 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2013 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 1—Election of Directors in our 2014 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance in our 2014 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance of the Company—Governance Information—Pfizer Policies on Business Ethics and Conduct and —Code of Conduct for Directors in our 2014 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Governance of the Company—Governance Information—Criteria for Board Membership and Requirements for Submitting Proxy Proposals and Nominating Directors in our 2014 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance of the Company—Board and Committee Information—The Audit Committee in our 2014 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2013 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Non-Employee Directors; Executive Compensation; and Governance of the Company—Board and Committee Information—The Compensation Committee—Compensation Committee Interlocks and Insider Participation in our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Executive Compensation—Equity Compensation Plan Information and Securities Ownership in our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Related Person Transactions; Indemnification; and Legal Proceedings—Transactions with Related Persons in our 2014 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Governance of the Company—Governance Information—Director Independence in our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2013 and 2012 is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our 2014 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2013 Financial Report are incorporated by reference into Item 8 of Part II of this 2013 Annual Report on Form 10-K:

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2013 Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.30 are management contracts or compensatory plans or arrangements.

3.1	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 28, 2004 (File No. 001-03619).

3.2
Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 2, 2006 (File No. 001-03619).

3.3	Our By-laws, as amended December 16, 2013, are incorporated by reference from our Current Report on Form 8-K filed on December 19, 2013 (File No. 001-03619).

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our Current Report on Form 8-K filed on January 30, 2001 (File No. 001-03619).

4.2
First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009 (File No. 001-03619).

4.3
Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2009 (File No. 001-03619).

4.4
Third Supplemental Indenture, dated as of June 3, 2013, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2013 (File No. 001-03619).

4.5
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

4.7
Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K (File No. 001-01225).

4.8
Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005 (File No. 001-01225).

4.9
Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007 (File No. 001-01225).

4.10
Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009 (File No. 001-03619).

4.11	Except as set forth in Exhibits 4.1-10 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders (File No. 001-03619).

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.3	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 26, 2004 (File No. 001-03619).

10.4	Form of Executive Grant Letter is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.5	Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.6	Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

*10.7	Amendment to Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan, dated June 20, 2013.

*10.8	Pfizer Inc. Global Performance Plan.

10.9	Executive Annual Incentive Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.10	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

*10.11	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013.

10.12	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 Annual Report on Form 10-K (File No. 001-03619).

10.13	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K (File No. 001-03619).

*10.14	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with all material Amendments.

10.15
Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

*10.16	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10.17
Amended and Restated Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.18	Wyeth Directors’ Deferral Plan (as amended through December 15, 2007) is incorporated by reference from Wyeth’s 2007 Annual Report on Form 10-K (File No. 001-01225).

10.19	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K (File No. 001-03619).

10.20
The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2014 Proxy Statement is incorporated by reference from our 1997 Annual Report on Form 10-K (File No. 001-03619).

10.21	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007 (File No. 001-03619).

10.22	Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009 (File No. 001-03619).

10.23	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K (File No. 001-03619).

*10.24	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended.

10.25	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009 (File No. 001-03619).

10.26	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011 (File No. 001-03619).

10.27	Offer Letter to Geno J. Germano, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011 (File No. 001-03619).

10.28	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 Annual Report on Form 10-K (File No. 001-03608).

10.29	Warner-Lambert Company Incentive Compensation Plan, as amended to February 6, 2000, is incorporated by reference from Warner Lambert Company’s 1999 Annual Report on Form 10-K (File No. 001-03608).

10.30
Warner-Lambert Company Supplemental Pension Income Plan, as amended to February 6, 2000, is incorporated by reference from Warner Lambert Company’s 1999 Annual Report on Form 10-K (File No. 001-03608).

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2013 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 28, 2014	By:	/S/ ATIBA D. ADAMS
Atiba D. Adams Vice President and Corporate Secretary, Chief Governance Counsel

We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute Douglas M. Lankler and Atiba D. Adams, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ IAN C. READ Ian C. Read	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 27, 2014

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 27, 2014

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 27, 2014

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 27, 2014

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 27, 2014

Signature	Title	Date

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 27, 2014

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 27, 2014

/S/ JAMES M. KILTS James M. Kilts	Director	February 27, 2014

/S/ GEORGE A. LORCH George A. Lorch	Director	February 27, 2014

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 27, 2014

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 27, 2014

/S/ MARC TESSIER-LAVIGNE Marc Tessier-Lavigne	Director	February 27, 2014