Form 10-Q
period 2014-03-30
PFIZER INC
filed 2014-05-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

At May 5, 2014, 6,378,718,293 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	March 30, 2014	March 31, 2013
Revenues	$11,353	$12,410
Costs and expenses:
Cost of sales(a)	2,045	2,263
Selling, informational and administrative expenses(a)	3,040	3,217
Research and development expenses(a)	1,623	1,710
Amortization of intangible assets	1,117	1,219
Restructuring charges and certain acquisition-related costs	58	131
Other deductions––net	623	145
Income from continuing operations before provision for taxes on income	2,847	3,725
Provision for taxes on income	582	1,109
Income from continuing operations	2,265	2,616
Discontinued operations––net of tax	73	149
Net income before allocation to noncontrolling interests	2,338	2,765
Less: Net income attributable to noncontrolling interests	9	15
Net income attributable to Pfizer Inc.	$2,329	$2,750

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.35	$0.36
Discontinued operations––net of tax	0.01	0.02
Net income attributable to Pfizer Inc. common shareholders	$0.36	$0.38

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.35	$0.36
Discontinued operations––net of tax	0.01	0.02
Net income attributable to Pfizer Inc. common shareholders	$0.36	$0.38

Weighted-average shares––basic	6,389	7,187
Weighted-average shares––diluted	6,476	7,269
Cash dividends paid per common share	$0.26	$0.24

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Net income before allocation to noncontrolling interests	$2,338	$2,765

Foreign currency translation adjustments	$(75)	$(292)
Reclassification adjustments(a)	(62)	—
	(137)	(292)
Unrealized holding losses on derivative financial instruments	(58)	(396)
Reclassification adjustments for realized losses(b)	12	526
	(46)	130
Unrealized holding gains/(losses) on available-for-sale securities	108	(10)
Reclassification adjustments for realized gains(b)	(99)	(158)
	9	(168)
Benefit plans: actuarial gains, net	6	22
Reclassification adjustments related to amortization(c)	49	151
Reclassification adjustments related to settlements, net(c)	21	55
Other	(17)	97
	59	325
Benefit plans: prior service credits and other	—	3
Reclassification adjustments related to amortization(c)	(18)	(16)
Reclassification adjustments related to curtailments, net(c)	(4)	(9)
Other	(1)	(2)
	(23)	(24)
Other comprehensive loss, before tax	(138)	(29)
Tax provision/(benefit) on other comprehensive loss(d)	(17)	176
Other comprehensive loss before allocation to noncontrolling interests	$(121)	$(205)

Comprehensive income before allocation to noncontrolling interests	$2,217	$2,560
Less: Comprehensive income attributable to noncontrolling interests	7	12
Comprehensive income attributable to Pfizer Inc.	$2,210	$2,548

(a)	Reclassified into Discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other deductions—net in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Taxes on Items of Other Comprehensive Loss.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	March 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$2,862	$2,183
Short-term investments	31,019	30,225
Accounts receivable, less allowance for doubtful accounts	9,399	9,357
Inventories	6,066	6,166
Current deferred tax assets and other current tax assets	4,974	4,624
Other current assets	3,473	3,689
Total current assets	57,793	56,244
Long-term investments	15,822	16,406
Property, plant and equipment, less accumulated depreciation	12,347	12,397
Goodwill	42,467	42,519
Identifiable intangible assets, less accumulated amortization	38,122	39,385
Noncurrent deferred tax assets and other noncurrent tax assets	1,498	1,554
Other noncurrent assets	3,759	3,596
Total assets	$171,808	$172,101

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$9,319	$6,027
Accounts payable	2,546	3,234
Dividends payable	1	1,663
Income taxes payable	851	678
Accrued compensation and related items	1,758	1,792
Other current liabilities	10,315	9,972
Total current liabilities	24,790	23,366

Long-term debt	27,649	30,462
Pension benefit obligations, net	4,533	4,635
Postretirement benefit obligations, net	2,645	2,668
Noncurrent deferred tax liabilities	25,923	25,590
Other taxes payable	3,784	3,993
Other noncurrent liabilities	4,416	4,767
Total liabilities	93,740	95,481

Commitments and Contingencies

Preferred stock	32	33
Common stock	454	453
Additional paid-in capital	77,849	77,283
Treasury stock	(69,204)	(67,923)
Retained earnings	72,028	69,732
Accumulated other comprehensive loss	(3,390)	(3,271)
Total Pfizer Inc. shareholders’ equity	77,769	76,307
Equity attributable to noncontrolling interests	299	313
Total equity	78,068	76,620
Total liabilities and equity	$171,808	$172,101

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Operating Activities
Net income before allocation to noncontrolling interests	$2,338	$2,765
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,456	1,774
Asset write-offs, impairments and related charges	137	513
Gain associated with the transfer of certain product rights to an equity-method investment	—	(490)
Deferred taxes from continuing operations	345	920
Deferred taxes from discontinued operations	—	7
Share-based compensation expense	143	189
Benefit plan contributions (in excess of)/less than expense	(99)	71
Other non-cash adjustments, net	(294)	(119)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,091)	(3,327)
Net cash provided by operating activities	2,935	2,303

Investing Activities
Purchases of property, plant and equipment	(292)	(202)
Purchases of short-term investments	(8,721)	(10,742)
Proceeds from redemptions and sales of short-term investments	7,569	6,386
Net (purchases of)/proceeds from redemptions/sales of investments with original maturities of 90 days or less	1,500	(5,596)
Purchases of long-term investments	(1,808)	(2,246)
Proceeds from redemptions and sales of long-term investments	1,454	1,444
Acquisitions of intangible assets	(6)	(126)
Other investing activities	206	156
Net cash used in investing activities	(98)	(10,926)

Financing Activities
Proceeds from short-term borrowings	—	1,031
Principal payments on short-term borrowings	(3)	(1,031)
Net proceeds from short-term borrowings with original maturities of 90 days or less	1,031	3,485
Proceeds from issuance of long-term debt(a)	—	2,624
Principal payments on long-term debt	(752)	(2)
Purchases of common stock	(1,197)	(4,626)
Cash dividends paid	(1,662)	(1,735)
Proceeds from exercise of stock options	425	642
Other financing activities	25	46
Net cash provided by/(used in) financing activities	(2,133)	434
Effect of exchange-rate changes on cash and cash equivalents	(25)	—
Net increase/(decrease) in cash and cash equivalents	679	(8,189)
Cash and cash equivalents, beginning	2,183	10,081
Cash and cash equivalents, end	$2,862	$1,892

Supplemental Cash Flow Information
Non-cash transactions:
Exchange of subsidiary common stock (Zoetis) for the retirement of Pfizer commercial paper issued in 2013(b)	$—	$2,479
Exchange of subsidiary senior notes (Zoetis) for the retirement of Pfizer commercial paper issued in 2012(b)	—	992
Transfer of certain product rights to an equity-method investment(c)	—	1,233
Cash paid during the period for:
Income taxes	$536	$548
Interest	361	433

(a)
Includes $2.6 billion from the issuance of senior notes by Zoetis (our former Animal Health subsidiary), net of the $1.0 billion non-cash exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012. See Note 2A. Divestiture and Equity-Method Investments: Divestiture.

(b)	See Note 2A. Divestiture and Equity-Method Investments: Divestiture.

(c)	See Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments.
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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 23, 2014 and February 24, 2013.

In the condensed consolidated statements of comprehensive income, we have revised the presentation of other comprehensive income/(loss) shown in prior periods for derivative financial instruments and available-for-sale securities, as certain items had been reported net.

On June 24, 2013, we completed the full disposition of our Animal Health business, Zoetis Inc. (Zoetis). On February 6, 2013, an initial public offering (IPO) of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis, which represented approximately 19.8% of the total outstanding Zoetis shares. The operating results of this business are reported as Discontinued operations––net of tax in the condensed consolidated statement of income for the three months ended March 31, 2013. Prior periods have been restated. For additional information, see Note 2A. Divestiture and Equity-Method Investments: Divestiture.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K.

B. Adoption of New Accounting Standards

We adopted the following new accounting and disclosure standards as of January 1, 2014 and there were no impacts to our condensed consolidated financial statements:

•
A new standard that clarified the accounting for cumulative translation adjustment (CTA) upon derecognition of a group of assets that is a business or an equity-method investment within a foreign entity.

•
A new standard regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Divestiture and Equity-Method Investments

A. Divestiture

Animal Health Business—(Zoetis)

On June 24, 2013, we completed the full disposition of Zoetis. The full disposition was completed through a series of steps, including, in the first quarter of 2013, the formation of Zoetis and an IPO of an approximate 19.8% interest in Zoetis and, in the second quarter of 2013, an exchange offer for the remaining 80.2% interest.

In the first quarter of 2013:

•
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

•
Initial Public Offering (19.8% Interest)—On February 6, 2013, an IPO of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis (all of the Class A common stock, including shares sold pursuant to the underwriters' over-allotment option to purchase additional shares, which was exercised in full) in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013. The Class A common stock sold in the IPO represented approximately 19.8% of the total outstanding Zoetis shares. The excess of the consideration received over the net book value of our divested interest was approximately $2.3 billion and was recorded in Additional paid-in capital.

In the second quarter of 2013:

•	Exchange Offer (80.2% Interest)—On June 24, 2013, we exchanged all of our remaining interest in Zoetis for Pfizer common stock.

The operating results of the Animal Health business are reported as Discontinued operations––net of tax in the condensed consolidated statement of income for the three months ended March 31, 2013.

Total Discontinued Operations

The following table provides the components of Discontinued operations—net of tax:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Revenues	$—	$1,089
Pre-tax income from discontinued operations	5	200
Provision for taxes on income(a)	—	51
Income from discontinued operations––net of tax	5	149
Pre-tax gain on disposal of discontinued operations	64	—
Benefit for taxes on income	(4)	—
Gain on disposal of discontinued operations––net of tax(b)	68	—
Discontinued operations––net of tax	$73	$149

(a)	Includes a deferred tax expense of $7 million for the three months ended March 31, 2013.

(b)	For the three months ended March 30, 2014, represents post-close adjustments.

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the three months ended March 31, 2013, except that financing activities include the cash proceeds from the issuance of senior notes by Zoetis.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)

On September 6, 2012, we and Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun), a leading pharmaceutical company in China, formed a new company, Hisun Pfizer, 49% owned by Pfizer and 51% owned by Hisun, to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. In the first quarter of 2013, we and Hisun contributed certain assets to Hisun Pfizer. Our contributions constituted a business, as defined by U.S. GAAP, and in the first quarter of 2013, we recognized a pre-tax gain of approximately $490 million in Other deductions––net, reflecting the transfer of the business to Hisun Pfizer (including an allocation of goodwill from our former Emerging Markets reporting unit as part of the carrying amount of the business transferred). Since we hold a 49% interest in Hisun Pfizer, we had an indirect retained interest in the contributed assets; as such, 49% of the gain, or $240 million, represented the portion of the gain associated with that indirect retained interest.

Investment in ViiV Healthcare Limited

On January 21, 2014, the European Commission approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV Healthcare Limited (ViiV), an equity method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our equity interest in ViiV from 12.6% to 11.7% and an increase in GlaxoSmithKline plc’s equity interest in ViiV from 77.4% to 78.3%, effective April 1, 2014. As a result, in the first quarter of 2014, we recognized a loss of approximately $36 million in Other deductions––net.

Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

We can incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction/productivity initiatives. For example:

•
In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization and optimization actions, workforce reductions and the expansion of shared services, including the development of global systems.

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and research and development (R&D), as well as groups such as information technology, shared services and corporate operations. However, in 2014-2016, our primary activities are expected to be associated with our manufacturing plant network rationalization and optimization activities, and commercial property rationalization and consolidation.

At the end of 2013, we had substantially completed many of the initiatives launched in prior periods. In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives.

In 2014, we have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of nine sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $450 million associated with prior acquisition activity and costs of approximately $1.5 billion associated with new non-acquisition-related cost-reduction initiatives.

•
New global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support future reporting requirements. In connection with this reorganization, during 2014-2016, we expect to incur costs of approximately $350 million.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $900 million.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The costs expected to be incurred during 2014-2016, of approximately $3.2 billion in total, include restructuring charges, integration costs, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.

Current-Period Key Activities

In the first quarter of 2014, we incurred approximately $164 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Restructuring charges(a):
Employee terminations	$30	$(21)
Asset impairments	6	103
Exit costs	4	13
Total restructuring charges	40	95
Integration costs(b)	18	36
Restructuring charges and certain acquisition-related costs	58	131
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	74	33
Selling, informational and administrative expenses	—	11
Research and development expenses	—	91
Total additional depreciation––asset restructuring	74	135
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	6	6
Selling, informational and administrative expenses	15	31
Research and development expenses	11	2
Total implementation costs	32	39
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$164	$305

(a)	In the three months ended March 30, 2014, Employee terminations represent the expected reduction of the workforce by approximately 200 employees, mainly in manufacturing and sales.
The restructuring charges in 2014 are associated with the following:

•
For the three months ended March 30, 2014, the Global Innovative Pharmaceutical segment (GIP) ($2 million), the Global Established Pharmaceutical segment (GEP) ($7 million), Worldwide Research and Development and Medical ($1 million), manufacturing operations ($26 million) and Corporate ($4 million).

The restructuring charges in 2013 are associated with the following:

•
For the three months ended March 31, 2013, total operating segments ($13 million), Worldwide Research and Development and Medical ($2 million), manufacturing operations ($3 million) and Corporate ($77 million). In 2014, we revised our operating segments and are unable to identify these prior-period restructuring charges to the new individual segments.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2013(a)	$1,685	$—	$94	$1,779
Provision	30	6	4	40
Utilization and other(b)	(115)	(6)	(25)	(146)
Balance, March 30, 2014(c)	$1,600	$—	$73	$1,673

(a)	Included in Other current liabilities ($1.0 billion) and Other noncurrent liabilities ($767 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($968 million) and Other noncurrent liabilities ($705 million).

Note 4. Other Deductions—Net

The following table provides components of Other deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Interest income(a)	$(92)	$(95)
Interest expense(a)	321	371
Net interest expense	229	276
Royalty-related income(b)	(248)	(63)
Certain legal matters, net(c)	694	(83)
Gain associated with the transfer of certain product rights(d)	—	(490)
Net gains on asset disposals(e)	(181)	(26)
Certain asset impairments and related charges(f)	115	398
Costs associated with the Zoetis IPO(g)	—	18
Other, net	14	115
Other deductions––net	$623	$145

(a)
Interest income decreased in the first three months of 2014 due to lower cash equivalents and investment balances and lower investment returns. Interest expense decreased in the first three months of 2014 primarily due to the benefit of the conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
Royalty-related income increased in 2014 due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and we became entitled to royalties for a 36-month period.

(c)
In the first quarter of 2014, includes approximately $620 million for Neurontin-related matters (including off-label promotion actions and antitrust actions) and approximately $50 million for an Effexor-related matter. In the first quarter of 2013, primarily includes an $80 million insurance recovery related to a certain litigation matter. For additional information, see Note 12A. Commitments and Contingencies: Legal Proceedings.

(d)
Represents the gain associated with the transfer of certain product rights to Hisun Pfizer, our 49%-owned equity-method investment in China. For additional information, see Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments.

(e)	In the first quarter of 2014, primarily includes gains on sales of product rights (approximately $70 million) and gains on sales of investments in equity securities (approximately $95 million).

(f)
In the first quarter of 2014, includes an intangible asset impairment charge of $114 million, virtually all of which relates to an in-process research and development (IPR&D) compound for the treatment of skin fibrosis. The intangible asset impairment charge for the first quarter of 2014 is associated with Worldwide Research and Development and reflects, among other things, the impact of changes to the development program. In the first quarter of 2013, includes an intangible asset impairment charge of $394 million, all of which relates to developed technology rights for use in the development of bone and cartilage. The intangible asset impairment charge for 2013 is associated with the Global Innovative Pharmaceutical segment and reflects, among other things, updated commercial forecasts.

(g)
Costs incurred in connection with the IPO of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For additional information, see Note 2A. Divestiture and Equity-Method Investments: Divestiture.

The asset impairment charges included in Other deductions––net for the first three months of 2014 virtually all relate to identifiable intangible assets and are based on estimates of fair value.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides additional information about the intangible assets that were impaired during the first three months of 2014 in Other deductions––net:
	Fair Value(a)				Three Months Ended March 30, 2014
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$79	$—	$—	$79	$114
Total	$79	$—	$—	$79	$114

(a)
The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects intangible assets written down to fair value in the first three months of 2014. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 20.4% for the first quarter of 2014, compared to 29.8% for the first quarter of 2013. The lower effective tax rate for the first quarter of 2014 in comparison with the same period in 2013 was primarily due to the favorable impact of the resolution in the first quarter of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations, the non-recurrence of the unfavorable tax impact associated with the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our 49%-owned equity-method investment, as well as the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the expiration of the U.S. research and development (R&D) tax credit on December 31, 2013. For additional information about the transfer of certain product rights, see Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments.

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

The United States is one of our major tax jurisdictions, and we are regularly audited by the U.S. Internal Revenue Service (IRS):

•	With respect to Pfizer Inc., tax years 2009 and 2010 are currently under audit. Tax years 2011-2014 are open, but not under audit. All other tax years are closed.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2004-2014), Japan (2013-2014), Europe (2007-2014, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2014, primarily reflecting Brazil and Mexico) and Puerto Rico (2009-2014).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Taxes on Items of Other Comprehensive Loss

The following table provides the components of the tax provision/(benefit) on Other comprehensive loss:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013

Foreign currency translation adjustments(a)	$(7)	$71
Unrealized holding losses on derivative financial instruments	(17)	(155)
Reclassification adjustments for realized (gains)/losses	(1)	167
	(18)	12
Unrealized holding gains on available-for-sale securities	27	11
Reclassification adjustments for realized gains	(29)	(25)
	(2)	(14)
Benefit plans: actuarial gains, net	1	6
Reclassification adjustments related to amortization	16	54
Reclassification adjustments related to settlements, net	8	20
Foreign currency translation adjustments and other	(12)	37
	13	117
Benefit plans: prior service costs and other	—	(1)
Reclassification adjustments related to amortization	(7)	(6)
Reclassification adjustments related to curtailments, net	(1)	(3)
Other	5	—
	(3)	(10)
Tax provision/(benefit) on other comprehensive loss	$(17)	$176

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(590)	$79	$150	$(3,223)	$313	$(3,271)
Other comprehensive income/(loss)(a)	(128)	(28)	11	46	(20)	(119)
Balance, March 30, 2014	$(718)	$51	$161	$(3,177)	$293	$(3,390)

(a)	Amounts do not include foreign currency translation loss of $2 million attributable to noncontrolling interests for the first three months of 2014.

As of March 30, 2014, with respect to derivative financial instruments, we estimate that we will reclassify into income within the next 12 months approximately $77.5 million of unrealized pre-tax losses (which is expected to be offset by gains resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	March 30, 2014	December 31, 2013
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$103	$126
Available-for-sale debt securities(c)	35,693	34,899
Available-for-sale money market funds	977	945
Available-for-sale equity securities, excluding money market funds(c)	462	356
Derivative financial instruments in receivable positions(d):
Interest rate swaps	438	468
Foreign currency swaps	953	871
Foreign currency forward-exchange contracts	49	172
	38,675	37,837
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	8,501	9,139
Private equity securities, carried at equity-method or at cost(e), (f)	2,276	2,270
	10,777	11,409
Total selected financial assets	$49,452	$49,246
Financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$187	$301
Foreign currency swaps	116	110
Foreign currency forward-exchange contracts	184	219
	487	630
Other financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e)	9,319	6,027
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	27,649	30,462
	36,968	36,489
Total selected financial liabilities	$37,455	$37,119

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs.

(b)	Trading securities are held in trust for legacy business acquisition severance benefits.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $26 million and foreign currency forward-exchange contracts with fair values of $30 million as of March 30, 2014; and, interest rate swaps with fair values of $38 million, foreign currency swaps with fair values of $30 million and foreign currency forward-exchange contracts with fair values of $66 million as of December 31, 2013.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 30, 2014 or December 31, 2013. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $78 million and foreign currency forward-exchange contracts with fair values of $55 million as of March 30, 2014; and, foreign currency swaps with fair values of $76 million and foreign currency forward-exchange contracts with fair values of $77 million as of December 31, 2013.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)	Includes foreign currency debt with fair values of $659 million as of March 30, 2014 and $651 million as of December 31, 2013, which are used as hedging instruments.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) is $32.6 billion as of March 30, 2014 and $35.1 billion as of December 31, 2013. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Generally, the difference between the fair value of our long-term debt and the amount reported on the consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	March 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,171	$1,104
Short-term investments	31,019	30,225
Long-term investments	15,822	16,406
Other current assets(a)	132	286
Other noncurrent assets(b)	1,308	1,225
	$49,452	$49,246
Liabilities
Short-term borrowings, including current portion of long-term debt	$9,319	$6,027
Other current liabilities(c)	275	303
Long-term debt	27,649	30,462
Other noncurrent liabilities(d)	212	327
	$37,455	37,119

(a)
As of March 30, 2014, derivative instruments at fair value include interest rate swaps ($68 million), foreign currency swaps ($15 million) and foreign currency forward-exchange contracts ($49 million) and, as of December 31, 2013, include interest rate swaps ($90 million), foreign currency swaps ($24 million) and foreign currency forward-exchange contracts ($172 million).

(b)
As of March 30, 2014, derivative instruments at fair value include interest rate swaps ($370 million) and foreign currency swaps ($938 million) and, as of December 31, 2013, include interest rate swaps ($378 million) and foreign currency swaps ($847 million).

(c)
As of March 30, 2014, derivative instruments at fair value include interest rate swaps ($1 million), foreign currency swaps ($90 million) and foreign currency forward-exchange contracts ($184 million) and, as of December 31, 2013, include foreign currency swaps ($84 million) and foreign currency forward-exchange contracts ($219 million).

(d)
As of March 30, 2014, derivative instruments at fair value include interest rate swaps ($186 million) and foreign currency swaps ($26 million) and, as of December 31, 2013, include interest rate swaps ($301 million) and foreign currency swaps ($26 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:
	Years				March 30, 2014
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Scandinavian and other government debt(a)	$11,530	$2,141	$—	$—	$13,671
Corporate debt(b)	2,701	4,696	1,260	290	8,947
U.S. government debt	3,483	166	—	—	3,649
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	—	2,576	10	299	2,885
Supranational debt(a)	990	940	—	—	1,930
Western European, Scandinavian and other government agency debt(a)	1,568	356	—	—	1,924
Reverse repurchase agreements(c)	1,433	—	—	—	1,433
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	1,076	139	—	39	1,254
Held-to-maturity debt securities
Western European, Scandinavian and other government debt(a)	5,336	—	—	—	5,336
Western European, Scandinavian and other government agency debt, certificates of deposit and other(a)	2,995	169	1	—	3,165
Total debt securities	$31,112	$11,183	$1,271	$628	$44,194

(a)	All issued by above-investment-grade governments, government agencies or supranational entities, as applicable.

(b)	Largely issued by above-investment-grade institutions in the financial services sector.

(c)	Involving U.S. securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $3.7 billion and $3.0 billion as of March 30, 2014 and December 31, 2013, respectively.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of March 30, 2014, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $38.0 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.5 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of March 30, 2014, the aggregate notional amount of interest rate derivative financial instruments is $14.1 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(15)	$(449)	$9	$(382)
Foreign currency forward-exchange contracts	—	—	(43)	53	(21)	(144)

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	(3)	(8)	123	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(12)	149	—	—	—	—
Foreign currency swaps	(3)	(4)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(14)	63	—	—
All other net	(3)	—	—	—	—	—
	$(18)	$142	$(80)	$(210)	$(12)	$(526)

(a)
OID = Other (income)/deductions—net, included in Other deductions—net in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
Also includes gains and losses attributable to derivative instruments designated and qualifying as fair value hedges, as well as the offsetting gains and losses attributable to the hedged items in such hedging relationships.

(c)	There was no significant ineffectiveness for any period presented.

(d)
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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of March 30, 2014, the aggregate fair value of these derivative instruments that are in a net liability position is $192 million, for which we have posted collateral of $225 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. At March 30, 2014, if there had been a downgrade to below an A rating by Standard & Poor's (S&P) or the equivalent rating by Moody’s Investors Service, we would not have been required to post any additional collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of March 30, 2014, we had $2.2 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. For details about our investments, see Note 7B. Financial Instruments: Investments in Debt Securities above.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. For information about our financial instruments (excluding the impact of collateral), see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities and Note 7B. Financial Instruments: Investments in Debt Securities above. For information about the collateral posted on our derivative instruments, see Note 7D. Financial Instruments: Derivative Financial Instruments and Hedging Activities above. As of March 30, 2014, we received cash collateral of $1.2 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	March 30, 2014	December 31, 2013
Finished goods	$2,526	$2,216
Work-in-process	3,013	3,445
Raw materials and supplies	527	505
Inventories	$6,066	$6,166
Noncurrent inventories not included above(a)	$468	$463

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

Our businesses were previously managed through four operating segments (Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets and Consumer Healthcare) and are now managed through three different operating segments: the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information, see Note 13. Segment, Geographic and Other Revenue Information.

As a result of this change, our goodwill is required to be reallocated to the new reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit. Therefore, we have not yet completed the allocation, but we expect that it will be completed in the current year.

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	To be Allocated(a)	Total
Balance, December 31, 2013	$	$	$	$42,519	$42,519
Additions				—	—
Other(b)				(52)	(52)
Balance, March 30, 2014	$	$	$	$42,467	$42,467

(a)
The amount to be allocated includes the goodwill associated with our former biopharmaceutical operating segments (see above), for which the allocation to our new reporting units, and, as a result, to the new operating segments, is pending.

(b)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	March 30, 2014			December 31, 2013
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$72,064	$(42,676)	$29,388	$72,038	$(41,541)	$30,497
Brands	1,742	(793)	949	1,743	(773)	970
Licensing agreements and other	903	(810)	93	896	(805)	91
	74,709	(44,279)	30,430	74,677	(43,119)	31,558
Indefinite-lived intangible assets
Brands and other	7,363		7,363	7,384		7,384
In-process research and development	329		329	443		443
	7,692		7,692	7,827		7,827
Identifiable intangible assets(a)	$82,401	$(44,279)	$38,122	$82,504	$(43,119)	$39,385

(a)	The decrease is primarily related to amortization and asset impairment charges. For information about impairments of intangible assets, see Note 4. Other Deductions—Net.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	March 30, 2014
	GIP	VOC	GEP	WRD(a)
Developed technology rights	34%	32%	34%	—%
Brands, finite-lived	—%	75%	25%	—%
Brands, indefinite-lived	—%	69%	31%	—%
In-process research and development	9%	58%	9%	24%

(a)	Worldwide Research and Development.

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.1 billion for the first quarter of 2014 and $1.3 billion for the first quarter of 2013.

Impairment Charges

For information about impairments of intangible assets, see Note 4. Other Deductions—Net.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost (including, in 2013, costs reported as part of discontinued operations):
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Three Months Ended
Net periodic benefit cost:
Service cost	$64	$77	$5	$7	$52	$56	$14	$16
Interest cost	175	168	15	14	100	97	42	42
Expected return on plan assets	(263)	(253)	—	—	(114)	(104)	(16)	(14)
Amortization of:
Actuarial losses	16	90	7	13	25	37	1	11
Prior service credits	(2)	(2)	—	(1)	(2)	(2)	(14)	(11)
Curtailments	2	(1)	—	—	(1)	(1)	(3)	(7)
Settlements	9	30	11	22	1	4	—	—
Special termination benefits	—	—	—	—	2	—	—	—
	$1	$109	$38	$55	$63	$87	$24	$37

(a)
The decrease in net periodic benefit costs for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, for our U.S. qualified pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation (which reduced the amount of deferred actuarial losses), lower service cost resulting from cost-reduction initiatives, lower settlement activity and greater expected return on plan assets resulting from an increased plan asset base, partially offset by higher interest costs resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation.

(b)
The decrease in net periodic benefit costs for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, for our U.S. supplemental (non-qualified) pension plans was primarily driven by lower settlement activity and the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation.

(c)
The decrease in net periodic benefit costs for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, for our international pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from increases, in 2013, in the discount rates used to determine the benefit obligations and greater expected return on plan assets resulting from an increased plan asset base.

As of and for the three months ended March 30, 2014, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the three months ended March 30, 2014	$—	$83	$87	$55
Expected contributions from our general assets during 2014(a)	$6	$176	$310	$239

(a)
Contributions expected to be made for 2014 are inclusive of amounts contributed during the three months ended March 30, 2014. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended
(IN MILLIONS)	March 30, 2014	March 31, 2013
EPS Numerator––Basic
Income from continuing operations	$2,265	$2,616
Less: Net income attributable to noncontrolling interests	9	9
Income from continuing operations attributable to Pfizer Inc.	2,256	2,607
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,256	2,607
Discontinued operations––net of tax	73	149
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	6
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	73	143
Net income attributable to Pfizer Inc. common shareholders	$2,329	$2,750
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,256	$2,607
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	73	143
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,329	$2,750
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,389	7,187
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	87	82
Weighted-average number of common shares outstanding––Diluted	6,476	7,269
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	43	97

(a)
These common stock equivalents were outstanding for the three months ended March 30, 2014 and March 31, 2013, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B. Tax Matters: Tax Contingencies.

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

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products are being challenged in various other countries.

Actions In Which We Are The Plaintiff

Viagra (sildenafil)

In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis, Inc. and Amneal Pharmaceuticals LLC. These generic drug manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, which expires in 2020 (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil). In April 2014, we settled our claim against Amneal Pharmaceuticals LLC on terms that are not material to us.

In May and June 2011, respectively, Watson Laboratories Inc. (Watson) and Hetero Labs Limited (Hetero) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. Each asserts the invalidity and non-infringement of the Viagra use patent. In June and July 2011, respectively, we filed actions

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

against Watson and Hetero in the U.S. District Court for the Southern District of New York asserting the validity and infringement of the Viagra use patent.

In February 2014, Torrent Pharmaceuticals Ltd. (Torrent) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market its generic version of Viagra. Torrent asserts the invalidity and non-infringement of the Viagra use patent. In March 2014, we filed actions against Torrent in the U.S. District Courts for the Southern District of New York and the District of New Jersey asserting the validity and infringement of the Viagra use patent.

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

Lyrica (pregabalin)
Beginning in March 2009, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic drug manufacturer, Lyrica oral solution. Each of the generic drug manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, one of which expired in October 2013 and the other of which expires in 2018. Each of the generic drug manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic drug manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases were consolidated in the District of Delaware. In July 2012, the court held that all three patents are valid and infringed. In August 2012, the generic drug manufacturers appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In February 2014, the Federal Circuit affirmed the decision of the District Court with respect to the validity and enforcement of one claim of the basic patent and determined, on the ground of mootness, that it did not have to render a decision on any other issues raised on appeal, including with respect to the other patent that expires in 2018. As a result, the generic drug manufacturers cannot obtain FDA approval for their generic versions of Lyrica or market those products in the U.S. prior to the expiration of the basic patent in 2018, subject to the possible filing by any of the generic drug manufacturers of a petition for certiorari requesting a review by the U.S. Supreme Court.

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

Each of Novel, Alembic and Wockhardt has agreed to a stay of the respective actions described above and to be bound by any final judgment of infringement and validity of the patents at issue in the consolidated action discussed above in the first paragraph of this section.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

EpiPen
King Pharmaceuticals, Inc. (King), which we acquired in 2011 and is a wholly owned subsidiary, brought a patent-infringement action against Sandoz, Inc., a division of Novartis AG (Sandoz), in the U.S. District Court for the District of New Jersey in July 2010 as the result of its abbreviated new drug application with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

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

Pristiq (desvenlafaxine)
Beginning in May 2012, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Pristiq. Each of the generic drug manufacturers asserts the invalidity, unenforceability and/or non-infringement of two patents for Pristiq that expire in 2022 and 2027. Beginning in June 2012, we filed actions against these generic drug manufacturers in the U.S. District Court for the District of Delaware asserting the validity, enforceability and infringement of those patents. All of these actions have been consolidated in the District of Delaware.

Celebrex (celecoxib)
In March 2013, the U.S. Patent and Trademark Office granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent, against Teva Pharmaceuticals USA, Inc. (Teva USA), Mylan Pharmaceuticals Inc., Watson, Lupin Pharmaceuticals USA, Inc., Apotex Corp. and Apotex Inc. Each of those generic drug companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib. In March 2014, the court granted the defendants’ motion for summary judgment, invalidating the reissue patent. In April 2014, we entered into settlement agreements with two of the defendants, Teva USA and Watson, pursuant to which we granted licenses to the reissue patent permitting Teva USA and Watson to launch their generic versions of celecoxib in the U.S. beginning in December 2014. We will appeal the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

Toviaz (fesoterodine)
We have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH, which owns the patents relating to Toviaz.

Beginning in May 2013, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. Beginning in June 2013, we filed actions against all of those generic drug manufacturers in the U.S. District Court for the District of Delaware asserting the infringement of five of our patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022.

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

Actions In Which We Are The Defendant

Lipitor (atorvastatin)
In an action initially brought against us by a generic drug company, the Beijing High Court upheld the validity of our patent in China covering the crystalline form of atorvastatin in Lipitor. The crystalline patent expires in July 2016 and is the only patent

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

covering Lipitor in China. In January 2014, the China Supreme People’s Court (SPC) notified us that it will conduct a retrial regarding certain issues related to the validity of the crystalline patent. If there were an adverse decision by the SPC, we would expect additional generic competition for Lipitor in China, and the price for Lipitor in China may be subject to a government-imposed price reduction larger than might otherwise occur.

Effexor XR (venlafaxine HCI)
In 2006, Wyeth and Wyeth Canada Limited (the Wyeth companies) filed an action in the Federal Court in Canada against Ratiopharm Inc. (Ratiopharm) seeking to prevent Ratiopharm from obtaining approval in Canada for its generic version of Effexor XR prior to the expiration of one the Wyeth companies’ patents. As a result of that action, Ratiopharm was enjoined from obtaining regulatory approval for its generic product. However, in August 2007, the Federal Court of Appeal in Canada ruled that the patent at issue could not be asserted against Ratiopharm under the applicable Canadian regulations governing approvals, and it dismissed the Wyeth companies’ action.

Following the dismissal, in 2007, Ratiopharm filed an action in the Federal Court in Canada seeking damages from the Wyeth companies for preventing it from marketing its generic version of Effexor XR in Canada from January 2006 through August 2007. The Federal Court dismissed Ratiopharm’s action in 2011, but the Federal Court of Appeal reinstated it in 2012. In 2011 and 2012, Pfizer Inc. made payments to Teva Canada Limited, which had acquired Ratiopharm, totaling Canadian dollars 52.5 million in partial settlement of this action.

The trial in this action was held in January 2014, and the court issued various findings in March 2014. A judgment has not yet been rendered. However, based on the court’s March 2014 findings, we expect that Teva Canada Limited will be awarded damages of approximately Canadian dollars 120 million, consisting of compensatory damages, pre-judgment interest and legal costs, which, by virtue of the Canadian dollars 52.5 million previously paid to Teva Canada Limited, is expected to result in a net liability of approximately Canadian dollars 67.5 million. Pfizer Canada Inc., as successor to the Wyeth companies, will appeal the expected judgment after it has been issued. As of March 30, 2014, 1 Canadian dollar was equivalent to approximately 0.9 U.S. dollars.

A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of March 30, 2014, approximately 64,000 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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
(UNAUDITED)

Various Drugs: Off-Label Promotion Action
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
Beginning in May 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR, enforcing certain patents for Effexor XR, and entering into a litigation settlement agreement with a generic drug manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey.

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

In the Multi-District Litigation, the District Court (i) denied the plaintiffs’ motion for certification of a nationwide class of all individual consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for off-label uses from 1994 through 2004, and (ii) dismissed actions by certain proposed class representatives for third-party payers and for individual consumers. In April 2013, the U.S. Court of Appeals for the First Circuit reversed the decision of the District Court dismissing the action by the third-party payer proposed class representatives and remanded that action to the District Court for further consideration, including reconsideration of class certification.

In December 2013, the U.S. Supreme Court denied our petition for certiorari seeking review of the First Circuit's decision reversing the dismissal of the third-party payer purported class action. In April 2014, we and the attorneys for the proposed class representatives and for the plaintiffs in various individual actions entered into an agreement-in-principle to settle the third-party payer purported class action, subject to court approval, as well as the pending individual actions by third-party payers, for an aggregate of $325 million. As part of that settlement, we also are in the process of seeking to resolve the pending consumer actions related to Neurontin, including the purported statewide consumer class actions in California and Illinois.

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
In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation MDL-1479) that consolidates four actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available. The complaints allege that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting patents for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin. Plaintiffs seek compensatory damages on behalf of the class, which may be subject to trebling. In April 2014, the parties entered into an agreement to settle this action for $190 million, subject to court approval. In addition, Pfizer and Warner-Lambert are defendants in two actions pending in the District of New Jersey, which were brought by certain direct purchasers who had opted out of the certified class, that assert allegations substantially similar to those in the class action.

Lipitor

•	Whistleblower Action
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Second Circuit.

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

In November 2012, the defendants moved to dismiss all of the foregoing actions. In September 2013, the court dismissed the claims by direct purchasers that relate to the procurement and/or enforcement of certain patents for Lipitor. In addition, the court limited the timeframe for which direct purchasers may pursue their remaining damage claims to the period from June 2011 to November 2011. In October 2013, all of the direct and indirect purchaser plaintiffs, except for certain individual plaintiffs, filed amended complaints. In November 2013, the defendants filed motions to dismiss the amended complaints.

Also, in January 2013, the State of West Virginia filed an action in West Virginia state court against Pfizer and Ranbaxy, among others, that asserts claims and seeks relief on behalf of the State of West Virginia and residents of that state that are substantially similar to the claims asserted and the relief sought in the purported class actions described above.

•	Personal Injury Actions
A number of individual and multi-plaintiff lawsuits have been filed against us in various federal and state courts alleging that the plaintiffs developed type 2 diabetes as the result of the purported ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Lipitor (Atorvastatin Calcium) Marketing, Sales Practices and Products Liability Litigation (No. II) MDL-2502) in the U.S. District Court for the District of South Carolina.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Various Drugs: Co-Pay Programs
In July 2012, a purported class action was filed against Pfizer in the U.S. District Court for the Southern District of Illinois. In December 2013, the plaintiffs filed an amended complaint. The plaintiffs sought to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs alleged that these programs violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act by providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payers’ reimbursement costs. The plaintiffs also alleged that these programs constituted tortuous interference with contract. In April 2014, this action was settled on terms that are not material to Pfizer.

A3. Legal Proceedings––Commercial and Other Matters

Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers were sued in various state courts by a number of states alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. All but two of those actions have been resolved through settlement, dismissal or final judgment. The plaintiff states in the two remaining actions claim that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. In addition to suing on their own behalf, the two states seek to recover on behalf of individuals, private-sector insurance companies and medical plans in their states. These actions allege, among other things, fraud, unfair competition, unfair trade practices and the violation of consumer protection statutes, and seek monetary and other relief, including civil penalties and treble damages.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 30, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our commercial operations through a global commercial structure consisting of three operating segments, each of which is led by a single manager––the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof of concept.

We have restated prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As our operations were not managed under the new structure until the beginning of the first quarter of 2014, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for 2013 include allocations. The amounts subjected to allocation methods in 2013 were approximately $500 million of Selling, informational and administrative expenses (SI&A) and approximately $260 million of Research and development expenses (R&D):

•	The SI&A expenses were allocated using proportional allocation methods based on associated selling costs, revenues or product-specific costs, as applicable.

•	The R&D expenses were allocated based on product-specific R&D costs or revenue metrics, as applicable.
Management believes that the allocations are reasonable.
We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

Operating Segments

Some additional information about each segment follows:

•
Global Innovative Pharmaceutical segment––GIP comprises medicines within several therapeutic areas that are generally expected to have market exclusivity beyond 2015. These therapeutic areas include immunology and inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women's/men's health.

•
Global Vaccines, Oncology and Consumer Healthcare segment––VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Each of the three businesses that comprise this segment operates with distinct specialization in terms of the science, talent and market approach necessary to deliver value to consumers and patients.

•
Global Established Pharmaceutical segment––GEP includes the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets and, to a much smaller extent, generic pharmaceuticals. Additionally, GEP includes our sterile injectable products and biosimilar development portfolio.

Our chief operating decision maker uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Worldwide Research and Development, which is generally responsible for research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate operating segment for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

•
Pfizer Medical, which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, partnerships with global public health and medical associations, regulatory

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

inspection readiness reviews, internal audits of Pfizer-sponsored clinical trials and internal regulatory compliance processes.

•
Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments.

•	Other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $172 billion as of March 30, 2014 and approximately $172 billion as of December 31, 2013.

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Three Months Ended
Reportable Segments:
Global Innovative Pharmaceutical (GIP)	$3,076	$3,306	$1,767	$1,895
Global Vaccines, Oncology and Consumer Healthcare (VOC)	2,174	2,190	1,057	995
Global Established Pharmaceutical (GEP)	5,990	6,861	4,049	4,452
Total reportable segments	11,240	12,357	6,873	7,342
Other business activities(b)	56	53	(667)	(660)
Reconciling Items:
Corporate(c)	—	—	(1,200)	(1,334)
Purchase accounting adjustments(c)	—	—	(1,008)	(1,219)
Acquisition-related costs(c)	—	—	(30)	(90)
Certain significant items(d)	57	—	(1,016)	(88)
Other unallocated	—	—	(105)	(226)
	$11,353	$12,410	$2,847	$3,725

(a)	Income from continuing operations before provision for taxes on income.

(b)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(c)	As described above in the "Other Costs and Business Activities" section.

(d)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
For Revenues in the first quarter of 2014, certain significant items represent revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Note 2A. Divestiture and Equity-Method Investments: Divestiture.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the first quarter of 2014, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $8 million, (ii) charges for certain legal matters of $694 million, (iii) certain asset impairments and related charges of $114 million, (iv) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $134 million and (v) other charges of $82 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions—Net.
For Earnings in the first quarter of 2013, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $215 million, (ii) net credits for certain legal matters of $87 million, (iii) certain asset impairment charges of $394 million, (iv) the gain associated with the transfer of certain product rights to our 49%-owned equity-method investment in China of $490 million, (v) costs associated with the separation of Zoetis of $18 million and (vi) other charges of $38 million. For additional information, see Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments, Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions—Net.

Equity in the net income of investees accounted for by the equity method is not significant for any of our operating segments.

B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
United States	$4,275	$4,914	(13)
Developed Europe(a)	2,795	2,804	—
Developed Rest of World(b)	1,728	2,032	(15)
Emerging Markets(c)	2,555	2,660	(4)
Revenues	$11,353	$12,410	(9)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.2 billion in the first quarter of 2014 and $2.1 billion in the first quarter of 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

The following table provides detailed revenue information:
		Three Months Ended
(MILLIONS OF DOLLARS)	Business(a)	March 30, 2014	March 31, 2013
Biopharmaceutical revenues:
Lyrica(b)	GIP/GEP	$1,150	$1,066
Prevnar family	V	927	927
Enbrel (Outside the U.S. & Canada)	GIP	914	877
Celebrex	GEP	624	653
Lipitor	GEP	457	626
Viagra(c)	GEP/GIP	374	461
Zyvox	GEP	321	342
Norvasc	GEP	278	301
Sutent	O	268	302
Premarin family	GEP	248	244
BeneFIX	GIP	201	189
Vfend	GEP	177	187
Pristiq	GEP	172	166
Genotropin	GIP	166	189
Chantix/Champix	GIP	147	166
Refacto AF/Xyntha	GIP	145	139
Xalatan/Xalacom	GEP	119	147
Medrol	GEP	106	113
Zoloft	GEP	101	116
Zithromax/Zmax	GEP	92	116
Sulperazon	GEP	88	71
Inlyta	O	88	63
Xalkori	O	88	53
Rapamune	GIP	88	84
Relpax	GEP	87	86
Effexor	GEP	82	105
Fragmin	GEP	81	86
Revatio	GEP	76	72
Zosyn/Tazocin	GEP	74	87
Tygacil	GEP	74	87
Cardura	GEP	66	76
Toviaz	GIP	63	52
EpiPen	GEP	63	72
Inspra	GEP	61	52
Xanax/Xanax XR	GEP	59	70
Depo-Provera	GEP	53	37
Diflucan	GEP	52	45
Xeljanz	GIP	52	11
Caduet	GEP	50	56
Somavert	GIP	50	48
Alliance revenues(d)	GEP/GIP	213	747
All other GIP	GIP	145	166
All other GEP	GEP	1,697	1,959
All other V/O	V/O	42	34
Total biopharmaceutical revenues		10,479	11,546
Other revenues:
Consumer Healthcare	C	761	811
Other(e)		113	53
Revenues		$11,353	$12,410

(a)	Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V= the Global Vaccines business; O= the Global Oncology business; C = the Consumer Healthcare business; and GEP = the Global Established Pharmaceutical segment.

(b)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(c)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(d)	Includes Enbrel (GIP, in the U.S. and Canada through October 31, 2013), Spiriva (GEP), Rebif (GIP), Aricept (GEP) and Eliquis (GIP).

(e)
Other includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes, in 2014, the revenues related to our transitional manufacturing and supply agreements with Zoetis.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Event
On April 28, 2014, Pfizer issued an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers disclosing that (a) in January 2014, Pfizer submitted a preliminary, non-binding indication of interest to the Board of Directors of AstraZeneca PLC (AstraZeneca) regarding a possible merger transaction with AstraZeneca; (b) after limited high-level discussions, AstraZeneca declined to pursue negotiations, the discussions were discontinued on January 14, 2014 and Pfizer then ceased to consider a possible transaction; and (c) in light of recent market developments, Pfizer contacted AstraZeneca on April 26, 2014 seeking to renew discussions, but AstraZeneca again declined to engage. On May 2, 2014, Pfizer issued an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers disclosing, among other things, that, having consulted with major shareholders, it submitted a revised written proposal to AstraZeneca to make an offer to combine the two companies pursuant to which AstraZeneca shareholders would receive, for each AstraZeneca share, 1.845 shares in the combined entity and 1,598 pence in cash. The revised proposal was rejected by AstraZeneca. Pfizer is considering its options with respect to AstraZeneca.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of March 30, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 30, 2014 and March 31, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
New York, New York
May 8, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 39, provides information about the following: our business; the proposed combination with AstraZeneca PLC (AstraZeneca); our performance during the first quarter of 2014 and 2013; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2014.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 47, and consists of the following sub-sections:

◦
Revenues and Product Developments. This sub-section, beginning on page 47, provides an analysis of our revenues and products for the first quarter of 2014 and 2013, including an overview of important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 57, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 61, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, on page 61, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 61, provides a discussion of an alternative view of performance used by management.

◦	Analysis of Operating Segment Information. This sub-section, beginning on page 67, provides a discussion of the performance of each of our operating segments.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, on page 71, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, beginning on page 71, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 72, provides an analysis of our cash flows for the first three months of 2014 and 2013.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 73, provides an analysis of selected measures of our liquidity and of our capital resources as of March 30, 2014 and December 31, 2013, as well as a discussion of our outstanding debt and other commitments that existed as of March 30, 2014 and December 31, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, on page 77, discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 77, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, plans relating to share repurchases and dividends and business-development plans, including with respect to a possible combination with AstraZeneca. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	March 30, 2014	March 31, 2013	% Change
Revenues	$11,353	$12,410	(9)

Cost of sales	2,045	2,263	(10)
% of revenues	18.0%	18.2%

Selling, informational and administrative expenses	3,040	3,217	(6)
% of revenues	26.8%	25.9%

Research and development expenses	1,623	1,710	(5)
% of revenues	14.3%	13.8%

Amortization of intangible assets	1,117	1,219	(8)
% of revenues	9.8%	9.8%

Restructuring charges and certain acquisition-related costs	58	131	(56)
% of revenues	0.5%	1.1%

Other deductions––net	623	145	*
Income from continuing operations before provision for taxes on income	2,847	3,725	(24)
% of revenues	25.1%	30.0%

Provision for taxes on income	582	1,109	(48)
Effective tax rate	20.4%	29.8%

Income from continuing operations	2,265	2,616	(13)
% of revenues	20.0%	21.1%

Discontinued operations––net of tax	73	149	(51)

Net income before allocation to noncontrolling interests	2,338	2,765	(15)
% of revenues	20.6%	22.3%

Less: Net income attributable to noncontrolling interests	9	15	(40)
Net income attributable to Pfizer Inc.	$2,329	$2,750	(15)
% of revenues	20.5%	22.2%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.35	$0.36	(3)
Discontinued operations––net of tax	0.01	0.02	(50)
Net income attributable to Pfizer Inc. common shareholders	$0.36	$0.38	(5)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.35	$0.36	(3)
Discontinued operations––net of tax	0.01	0.02	(50)
Net income attributable to Pfizer Inc. common shareholders	$0.36	$0.38	(5)

Cash dividends paid per common share	$0.26	$0.24	8
* Calculation not meaningful.

Certain amounts and percentages may reflect rounding adjustments.

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development and manufacture of healthcare products. Our global portfolio includes medicines and vaccines, as well as many of the world’s best-known consumer healthcare products. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products and, to a much lesser extent, from alliance agreements, under which we co-promote products discovered by other companies (Alliance revenues).

We manage our commercial operations through a global commercial structure consisting of three operating segments, each of which is led by a single manager––the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). Each operating segment has responsibility for its commercial activities and for certain in-process research and development (IPR&D) projects for new investigational products and additional indications for in-line products that generally have achieved proof of concept. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 13. Segment, Geographic and Other Revenue Information and the “Our Strategy” section of this MD&A below.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the United States (U.S.) is as of and for the three months ended February 23, 2014 and February 24, 2013.

Proposed Combination with AstraZeneca PLC (AstraZeneca)
On April 28, 2014, Pfizer issued an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers disclosing that (a) in January 2014, Pfizer submitted a preliminary, non-binding indication of interest to the Board of Directors of AstraZeneca regarding a possible merger transaction with AstraZeneca; (b) after limited high-level discussions, AstraZeneca declined to pursue negotiations, the discussions were discontinued on January 14, 2014 and Pfizer then ceased to consider a possible transaction; and (c) in light of recent market developments, Pfizer contacted AstraZeneca on April 26, 2014 seeking to renew discussions, but AstraZeneca again declined to engage. On May 2, 2014, Pfizer issued an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers disclosing, among other things, that, having consulted with major shareholders, it submitted a revised written proposal to AstraZeneca to make an offer to combine the two companies pursuant to which AstraZeneca shareholders would receive, for each AstraZeneca share, 1.845 shares in the combined entity and 1,598 pence in cash. The revised proposal was rejected by AstraZeneca. Pfizer is considering its options with respect to AstraZeneca.

Our First Quarter 2014 Performance

Revenues in the first quarter of 2014 were $11.4 billion, a decrease of 9% compared to the same period in 2013, which reflects an operational decrease of $693 million, or 6%. The operational decrease was primarily the result of:

•	the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada (approximately $375 million);

•	the ongoing expiration of the Spiriva collaboration in certain countries (approximately $181 million);

•	the continued erosion of branded Lipitor in the U.S. and most other developed markets due to generic competition (approximately $158 million);

•
the loss of exclusivity and subsequent multi-source generic competition for Detrol LA in the U.S. and Viagra, primarily due to the loss of exclusivity in most major European markets, (aggregate decline of approximately $191 million); and

•	the loss of exclusivity for certain other products (approximately $128 million), partially offset by:

•
the operational growth of Lyrica, Xalkori and Inlyta globally, Enbrel outside of the U.S. and Canada, and Eliquis and Xeljanz, primarily in the U.S., as well as the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $350 million); and

•	revenues from the transitional manufacturing and supply agreements with Zoetis Inc. (Zoetis), our former Animal Health business (approximately $57 million).

In addition, Revenues were unfavorably impacted by foreign exchange by approximately $364 million, or 3%, in the first quarter of 2014 compared to the same period in 2013.

Income from continuing operations for the first quarter of 2014 was $2.3 billion, compared to $2.6 billion in the first quarter of 2013, primarily reflecting, among other items, in addition to the lower revenues described above:

•
higher legal charges (up $777 million), primarily due to Neurontin- and Effexor-related matters. See the "Costs and Expenses––Other Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––Net; and

•
the non-recurrence of the gain associated with the transfer of certain product rights to our joint venture with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun) in China in the first quarter of 2013 ($490 million), partially offset by:

•
a lower effective tax rate, (down 9.4 percentage points to 20.4%) primarily due to the favorable impact of the resolution in the first quarter of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations, the non-recurrence of the unfavorable tax impact associated with the aforementioned transfer of certain product rights to our 49%-owned equity-method investment in China, as well as the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the expiration of the U.S. research and development (R&D) tax credit on December 31, 2013 (see also the “Costs and Expenses––Provision for Taxes on Income” section of this MD&A, Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters and Notes to Condensed Consolidated Financial Statements––Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments);

•
lower asset impairment and related charges (down $380 million) (see also the “Costs and Expenses––Other Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives) and Note 4. Other Deductions––Net; and

•	lower operational expenses due to the benefits of cost-reduction and productivity initiatives

•
higher net gains on asset disposals (up by $155 million), primarily due to gains on sales of product rights and gains on sales of investments in equity securities. See the "Costs and Expenses––Other Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––Net.

See also the “Discontinued Operations” section of this MD&A.

Our Operating Environment

Industry-Specific Challenges

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2013 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, healthcare legislation, pipeline productivity and the regulatory environment, pricing and access pressures and competition among branded products.

Intellectual Property Rights and Collaboration/Licensing Rights

The loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues.

We have lost exclusivity for a number of our products in certain markets and we have lost collaboration rights with respect to a number of our alliance products in certain markets, and certain of our products and alliance products are expected to face significantly increased generic competition over the next few years.

See the “Intellectual Property Rights and Collaboration/Licensing Rights" section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K, for information about (i) recent losses of product exclusivity impacting product revenues, (ii) recent and expected losses of collaboration rights impacting Alliance Revenues and (iii) losses and expected losses of product exclusivity in 2014.

On April 29, 2014, the 10-year alliance between Boehringer Ingelheim and Pfizer for the promotion and marketing of Spiriva in the U.S. came to an end. Boehringer Ingelheim now exclusively markets and supplies Spiriva in the U.S.

In addition, we expect to lose exclusivity for various other products in various markets over the next few years. For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, "Business", of our 2013 Annual Report on Form 10-K.

Our 2014 adjusted financial guidance reflects the projected impact of the loss of exclusivity of various products and the expiration of certain alliance product contract rights discussed above. Our 2014 adjusted financial guidance continues to reflect a full-year contribution from Celebrex in the U.S. If necessary, we will update our guidance when we are in a better position to make an informed judgment about the market exclusivity of Celebrex in the U.S. from May 30 through the end of this year. For additional information about our 2014 financial guidance, see the “Our Financial Guidance for 2014” section of this MD&A.

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Major Products” section of this MD&A. See Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation for a discussion of certain recent developments with respect to patent litigation.

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation, and also known as the Affordable Care Act or ACA), was enacted in the U.S. As explained more fully in our 2013 Annual Report on Form 10-K, this legislation has resulted in both current and longer-term impacts on us.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$176 million in the first quarter of 2014 and $128 million in the first quarter of 2013, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$29 million of income in the first quarter of 2014 and $55 million of expense in the first quarter of 2013, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The income in the first quarter of 2014 is driven by a true-up associated with the final 2013 invoice received from the federal government, which reflected a lower share than the initial 2013 invoice.

Regulatory Environment/Pricing and Access––U.S. Government and Other Payer Group Pressures

•
Budget Control Act of 2011—In August 2011, the federal Budget Control Act of 2011 (the Budget Control Act) was enacted in the U.S. In December 2013, Congress enacted minor amendments to the Budget Control Act, providing for greater discretionary spending in 2014 and 2015 than originally budgeted. The amendments also provide for U.S. Food and Drug Administration (FDA) user fee sequester relief for two years, allowing the FDA to continue to review new products. The new legislation continues to prohibit reductions in payments to Medicare providers from exceeding a 2% reduction of the originally budgeted amount, and extends this prohibition for two years (until 2023). The implications to Pfizer of these changes are expected to be nominal. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement for the Budget Control Act, could have an adverse impact on our results of operations.

•
Sustainable Growth Rate Replacement—The Medicare physician payment formula known as the Sustainable Growth Rate (SGR) is routinely overridden by Congressional action because it would lead to dramatic decreases in physician payment. On April 1, 2014, the President signed into law another extension that will maintain physician payment through March 2015. Prior to expiration of the extension, it is likely that Congress will consider legislation to permanently repeal the SGR and replace it with a new payment model. The Congressional Budget Office has estimated that the cost to the federal government of repealing and replacing the SGR would be approximately $130 billion over 10 years. The source of those funds could include additional taxes on and/or rebate requirements applicable to the pharmaceutical industry, including Pfizer.

•
Federal Debt Ceiling—After the U.S. federal debt ceiling was reached on May 19, 2013 and measures taken by the U.S. Treasury Department to enable the U.S. federal government to continue meeting its financial obligations were nearly exhausted, Congress enacted legislation on October 16, 2013 that suspended the debt ceiling through February 7, 2014 and preserved the ability of the U.S. Treasury Department to use “extraordinary measures” to avoid a default on U.S. federal government debt for a short period of time thereafter. In February 2014, Congress enacted legislation that further suspends the debt ceiling until March 15, 2015, effectively ensuring the U.S. federal government’s ability to satisfy its financial obligations until that date, including under Medicare, Medicaid and other publicly funded or subsidized health programs that have a direct impact on our results of operations.

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

The Global Economic Environment

In addition to the industry-specific factors discussed above, and as explained more fully in our 2013 Annual Report on Form 10-K, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S., Europe and Japan, and in a number of emerging markets.

•
We believe that patients, experiencing the effects of the challenging economic environment, including relatively high unemployment levels, and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program (and the number will continue to grow as a result of the Medicaid coverage expansion in the Affordable Care Act effective in some states in 2014), under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we continue to experience pricing pressure in various markets around the world, including in developed European markets, Japan and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products and government-imposed access restrictions in certain countries. Furthermore, some government agencies and third-party payers use health technology assessments in ways that, at times, lead to restricted access to and lower prices for new medicines.

•
We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. For further information about our Accounts Receivable, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.

•
Significant portions of our revenues and earnings, as well as our substantial international assets, are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the Japanese yen, Australian dollar, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the U.S. dollar were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.

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

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; in Part II, Item 1A, “Risk Factors”, of this Quarterly Report on Form 10-Q; and in Part I, Item 1A, “Risk Factors,” of our 2013 Annual Report on Form 10-K.

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

See also the "Proposed Combination with AstraZeneca PLC (AstraZeneca)" section of this MD&A above.

Commercial Operations

At the beginning of our fiscal year 2014, we began managing our commercial operations through a new global commercial structure consisting of three operating segments, each of which is led by a single manager––the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP).

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

Some additional information about each product grouping follows:

•
Global Innovative Pharmaceutical segment––GIP comprises medicines within several therapeutic areas that are generally expected to have market exclusivity beyond 2015. These therapeutic areas include immunology and inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women's/men's health.

•
Global Vaccines, Oncology and Consumer Healthcare segment––VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Each of the three businesses that comprise this segment operates with distinct specialization in terms of the science, talent and market approach necessary to deliver value to consumers and patients.

•
Global Established Pharmaceutical segment––GEP includes the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets and, to a much smaller extent, generic pharmaceuticals. Additionally, GEP includes our sterile injectable products and biosimilar development portfolio.

We expect that the GIP and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing internal investments and targeted business development designed to maximize the value of our in-line products and ensure a robust pipeline of highly-differentiated product candidates in areas of unmet medical need. The assets managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers. In addition, VOC includes our Consumer Healthcare business, which manufactures and markets several well-known over-the-counter (OTC) products.

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
For additional information about the first quarter 2014 performance of each of our operating segments, see the "Analysis of Operating Segment Information" section of this MD&A.
Research Operations

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
For additional information about R&D by operating segment, see the "Analysis of Operating Segment Information" section of this MD&A. For additional information about our pending new drug applications and supplemental filings, see the “Analysis of the Condensed Consolidated Statements of Income––Product Developments” section of this MD&A. For additional information about current and recent restructuring activities, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A. For additional information about recent transactions and strategic investments that we believe have the potential to advance our pipeline and maximize the value of our in-line products, see the “Our Business Development Initiatives” section of this MD&A.

Business Development
We continue to build on our broad portfolio of businesses and to expand our R&D pipeline through various business development transactions. For additional information about recent transactions and strategic investments that we believe have the potential to advance our pipeline, enhance our product portfolio and maximize the value of our in-line products, see the “Our Business Development Initiatives” section of this MD&A.

See also the "Proposed Combination with AstraZeneca PLC (AstraZeneca)" section of this MD&A above.

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
Capital Allocation and Expense Management
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
We remain focused on achieving an appropriate cost structure for the Company. For additional information about our cost-reduction and productivity initiatives, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines––and in emerging markets and established products. Other areas of focus include rare diseases and biosimilars. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

See also the "Proposed Combination with AstraZeneca PLC (AstraZeneca)" section of this MD&A above.

For a description of the more significant recent transactions through February 28, 2014, the filing date of our 2013 Annual Report on Form 10-K, see the "Our Business Development Initiatives" section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K. Certain of those transactions are described below:

•
ViiV Healthcare Limited (ViiV)––On January 21, 2014, the European Commission approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV, an equity method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our equity interest in ViiV from 12.6% to 11.7% and an increase in GlaxoSmithKline plc’s equity interest in ViiV from 77.4% to 78.3%, effective April 1, 2014. As a result, in the first quarter of 2014, we recognized a loss of approximately $36 million in Other deductions––net. We continue to account for our investment in ViiV under the equity method due to the significant influence that we continue to have through our board representation and minority veto rights.

•
Zoetis––On June 24, 2013, we completed the full disposition of Zoetis Inc. (Zoetis). The full disposition was completed through a series of steps, including, in the first quarter of 2013, the formation of Zoetis and an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and, in the second quarter of 2013, an exchange offer for the remaining 80.2% interest. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2A. Divestiture and Equity-Method Investments: Divestiture.

•
Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)––On September 6, 2012, we and Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun), a leading pharmaceutical company in China, formed a new company, Hisun Pfizer, 49% owned by Pfizer and 51% owned by Hisun, to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. In the first quarter of 2013, we and Hisun contributed certain assets to Hisun Pfizer. Our contributions constituted a business, as defined by U.S. GAAP, and in the first quarter of 2013, we recognized a pre-tax gain of approximately $490 million in Other deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments.

•
Nexium OTC Rights––In August 2012, we entered into an agreement with AstraZeneca for the exclusive, global, OTC rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. At that time, we made an upfront payment of $250 million to AstraZeneca. On March 28, 2014, the FDA approved Nexium 24HR (esomeprazole 20 mg) for OTC use. Pfizer expects to launch the product in the U.S. on May 27, 2014. Upon the U.S. launch of the product, Pfizer will pay AstraZeneca a $200 million product launch milestone. The payment for this Consumer Healthcare asset acquisition will be recorded as an intangible asset on Pfizer’s balance sheet and will be amortized to expense over the estimated commercial life of the product. AstraZeneca will be eligible to receive future milestone payments of up to $350 million based on product launches outside the U.S and level of worldwide sales, as well as royalty payments based on worldwide sales.

Our Financial Guidance for 2014

We confirm that all components of our adjusted financial guidance issued on January 28, 2014 remain valid.

The following table provides our adjusted financial guidance for 2014(a), (b), (c):
Adjusted revenues	$49.2 to $51.2 billion
Adjusted cost of sales as a percentage of adjusted revenues	19.0% to 20.0%
Adjusted selling, informational and administrative expenses	$13.5 to $14.5 billion
Adjusted research and development expenses	$6.4 to $6.9 billion
Adjusted other (income)/deductions	Approximately $100 million
Effective tax rate on adjusted income	Approximately 27.0%
Adjusted diluted EPS	$2.20 to $2.30

(a)	Does not assume the completion of any business-development transactions not completed as of March 30, 2014, including any one-time upfront payments associated with such transactions.

(b)	For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the "Adjusted Income" section of this MD&A.
(c) The adjusted financial guidance continues to reflect a full-year contribution from Celebrex in the U.S. If necessary, we will update our guidance when we are in a better position to make an informed judgment about the market exclusivity of Celebrex in the U.S. from May 30 through the end of this year.

The exchange rates assumed in connection with the 2014 financial guidance are a blend of the actual exchange rates in effect through March 30, 2014 and the mid-April 2014 exchange rates for the remainder of the year.

Adjusted diluted EPS guidance assumes diluted weighted-average shares outstanding of approximately 6.4 billion shares.

Revenues and cost of sales from the transitional manufacturing and supply agreements with Zoetis have been excluded from the applicable Adjusted components of the financial guidance.
Due to the applicability of the U.K. City Code on Takeovers and Mergers to our proposed combination with AstraZeneca, pending reports from our reporting accountants and financial advisers in accordance with the U.K. City Code on Takeovers and Mergers, Pfizer is not currently permitted to confirm or update its 2014 reported diluted EPS guidance in accordance with its customary quarterly practice. Preparation of these reports is underway. Because Pfizer has recorded a number of charges during the first quarter of 2014 relating to the resolution of litigation-related matters, Pfizer's previously issued 2014 reported diluted EPS guidance is no longer valid. Updated reported diluted EPS guidance will be provided as soon as practicable.
As required by the U.K. City Code on Takeovers and Mergers, the Pfizer Responsible Officers (Ian Read, Chairman and Chief Executive Officer; Frank D'Amelio, Executive Vice President, Business Operations and Chief Financial Officer; and Douglas Lankler, Executive Vice President, General Counsel) confirm that the adjusted financial guidance provided above (i) has been properly compiled based on the same assumptions set out in the adjusted financial guidance issued on January 28, 2014; and (ii) has been prepared in accordance with the accounting policies of Pfizer.

Our 2014 adjusted financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2013 Annual Report on Form 10-K.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues - Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	% Change in Revenues
Three Months Ended
Operating Segments(a):
GIP	$3,076	$3,306	$1,327	$1,544	$1,749	$1,762	(7)	(14)	(1)
VOC	2,174	2,190	1,001	994	1,173	1,196	(1)	1	(2)
GEP	5,990	6,861	1,904	2,357	4,086	4,504	(13)	(19)	(9)
	11,240	12,357	4,232	4,895	7,008	7,462	(9)	(14)	(6)
Other(b)	113	53	43	19	70	34	113	126	106
Total revenues	$11,353	$12,410	$4,275	$4,914	$7,078	$7,496	(9)	(13)	(6)

Biopharmaceutical revenues	$10,479	$11,546	$3,887	$4,517	$6,592	$7,029	(9)	(14)	(6)

(a)	GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment.

(b)
Includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and includes, in 2014, the revenues related to our transitional manufacturing and supply agreements with Zoetis.

Biopharmaceutical revenues

Worldwide biopharmaceutical revenues in the first quarter of 2014 were $10.5 billion, a decrease of $1.1 billion compared to the same period in 2013. In addition to the operational factors noted in the Our First Quarter 2014 Performance section of this MD&A, foreign exchange unfavorably impacted biopharmaceutical revenues by $343 million, or 3%.

Geographically,

•	in the U.S., biopharmaceutical revenues decreased $630 million, or 14%, in the first quarter of 2014 compared to the same period in 2013, reflecting, among other things:

◦
lower Alliance revenues, primarily due to Enbrel, reflecting the expiration of the co-promotion term of the collaboration agreement in October 2013 (down approximately $351 million), and Spiriva, reflecting the final-year terms of the co-promotion collaboration, which, per the terms of the collaboration agreement, resulted in a decline of our share of Spiriva revenue (down approximately $149 million); and

◦	lower revenues from Lipitor and Detrol LA due to loss of exclusivity (down approximately $224 million), partially offset by:

◦	the strong performance of Lyrica (up approximately $76 million) as well as the performance of recently launched products Eliquis and Xeljanz (up a combined $66 million).

•
in our international markets, biopharmaceutical revenues decreased $437 million, or 6%, in the first quarter of 2014 compared to the same period in 2013. Operationally, revenues decreased $94 million, or 1%, in the first quarter of 2014, reflecting, among other things:

◦	lower revenues from Viagra and Lipitor (down a combined $114 million), due to loss of exclusivity of Lipitor in most developed markets and Viagra in most European markets;

◦
lower Alliance revenues (down approximately $80 million), primarily due to Spiriva (in Japan and certain European markets) and for Enbrel (in Canada) for the reasons described above, as well as for Aricept due to the termination of the co-promotion agreement in Japan in 2012; and

◦	lower revenues for Sutent, primarily in emerging markets due to the timing of purchases, Chantix/Champix in developed markets, Xalabrands and Aricept (a combined decline of approximately $71 million), partially offset by:

◦	higher revenues for Enbrel outside of Canada, Lyrica in developed markets, and the performance of recently launched products Xalkori, Inlyta and Eliquis (collectively, up approximately $152 million).
The unfavorable impact of foreign exchange on international biopharmaceutical revenues of 5%, or approximately $343 million, in the first quarter of 2014 also contributed to a decrease in biopharmaceutical revenues from our international markets.
During the first quarter of 2014, international biopharmaceutical revenues represented 62.9% of total biopharmaceutical revenues, compared to 60.9% in the first quarter of 2013.
For additional information about operating segment revenues, see the "Analysis of Operating Segment Information" section of this MD&A.

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

The following table provides information about certain deductions from revenues:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Medicaid and related state program rebates(a)	$172	$152
Medicare rebates(a)	240	156
Performance-based contract rebates(a), (b)	513	477
Chargebacks(c)	833	993
Sales allowances(d)	941	1,027
Total(e)	$2,699	$2,805

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended March 30, 2014, associated with the following: the Global Innovative Pharmaceutical segment ($0.7 billion); the Global Vaccines, Oncology and Consumer Healthcare segment ($0.2 billion); and the Global Established Pharmaceutical segment ($1.8 billion). For the three months ended March 31, 2013, associated with the following: the Global Innovative Pharmaceutical segment ($0.6 billion); the Global Vaccines, Oncology and Consumer Healthcare segment ($0.2 billion); and the Global Established Pharmaceutical segment ($2.0 billion).

The total rebates and chargebacks for the first quarter of 2014 decreased compared to the same period in 2013, primarily as a result of:

•	a decrease in sales chargebacks for certain products in the U.S. that have lost exclusivity and for certain of our generic products; and

•	a decrease in sales allowances representing various rebates and discounts driven by emerging markets such as China, Africa, the Middle East and Eastern Europe, partially offset by:

•	an increase in Medicare rebates due to higher volume in the Medicare patient population; and

•	an increase in performance-based contract rebates as a result of contract arrangements and incentives, primarily in Europe and China.
Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates, sales allowances and chargebacks were $3.0 billion as of March 30, 2014, and $3.3 billion as of December 31, 2013, and primarily are included in Other current liabilities in our condensed consolidated balance sheets.

Revenues—Major Biopharmaceutical Products

The following table provides detailed revenue information:
			Three Months Ended
(MILLIONS OF DOLLARS)			March 30, 2014	% Change(b)
PRODUCT	PRIMARY INDICATIONS	Business(a)
Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	GIP/GEP	$1,150	8
Prevnar family	Vaccines for prevention of pneumococcal disease	V	927	-
Enbrel (Outside the U.S. & Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	GIP	914	4
Celebrex	Arthritis pain and inflammation, acute pain	GEP	624	(4)
Lipitor	Reduction of LDL cholesterol	GEP	457	(27)
Viagra(d)	Erectile dysfunction	GEP/GIP	374	(19)
Zyvox	Bacterial infections	GEP	321	(6)
Norvasc	Hypertension	GEP	278	(8)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	O	268	(11)
Premarin family	Symptoms of menopause	GEP	248	2
BeneFIX	Hemophilia	GIP	201	6
Vfend	Fungal infections	GEP	177	(5)
Pristiq	Depression	GEP	172	4
Genotropin	Replacement of human growth hormone	GIP	166	(12)
Chantix/Champix	An aid to smoking cessation treatment	GIP	147	(11)
Refacto AF/Xyntha	Hemophilia	GIP	145	4
Xalatan/Xalacom	Glaucoma and ocular hypertension	GEP	119	(19)
Medrol	Inflammation	GEP	106	(6)
Zoloft	Depression and certain anxiety disorders	GEP	101	(13)
Zithromax/Zmax	Bacterial infections	GEP	92	(21)
Sulperazon	Antibiotic	GEP	88	24
Inlyta	Advanced renal cell carcinoma (RCC)	O	88	40
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer	O	88	66
Rapamune	Prevention of organ rejection in kidney transplantation	GIP	88	5
Relpax	Treats the symptoms of migraine headache	GEP	87	1
Effexor	Depression and certain anxiety disorders	GEP	82	(22)
Fragmin	Anticoagulant	GEP	81	(6)
Revatio	Pulmonary arterial hypertension (PAH)	GEP	76	6
Zosyn/Tazocin	Antibiotic	GEP	74	(15)
Tygacil	Antibiotic	GEP	74	(15)
Cardura	Hypertension/Benign prostatic hyperplasia	GEP	66	(13)
Toviaz	Overactive bladder	GIP	63	21
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	GEP	63	(13)
Inspra	High blood pressure	GEP	61	17
Xanax/Xanax XR	Anxiety disorders	GEP	59	(16)
Depo-Provera	Contraceptive	GEP	53	43
Diflucan	Fungal infections	GEP	52	16
Xeljanz	Rheumatoid arthritis	GIP	52	*
Caduet	Reduction of LDL cholesterol and hypertension	GEP	50	(11)
Somavert	Acromegaly	GIP	50	4
Alliance revenues(e)	Various	GEP/GIP	213	(71)
All other biopharmaceutical(f)	Various	GIP/GEP/V/O	1,884	(13)
All other GIP(f)		GIP	145	(13)
All other GEP(f)		GEP	1,697	(13)
All other V/O(f)		V/O	42	24

(a)
Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; and GEP = the Global Established Pharmaceutical segment.

(b)	As compared to the three months ended March 31, 2013.

(c)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(d)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(e)	Includes Enbrel (GIP, in the U.S. and Canada through October 31, 2013), Spiriva (GEP), Rebif (GIP), Aricept (GEP) and Eliquis (GIP).

(f)	All other GIP, All other GEP and All other V/O are subsets of All other biopharmaceutical revenues.
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Revenues––Selected Product Descriptions

•
Lyrica (GIP/GEP) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain countries outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 8% in the first quarter of 2014, compared to the same period in 2013.

In the U.S., revenues increased 17% in the first quarter of 2014, compared to the same period in 2013, driven by increased investment in effective direct-to-consumer advertising and despite continued competition from generic versions of competitive medicines.
Internationally, Lyrica revenues increased 1% in the first quarter of 2014, compared to the same period in 2013, with the growth due to a focus on enhancing diagnosis and treatment rates of neuropathic back pain and expediting the identification and appropriate treatment of generalized anxiety disorder in the EU, and physician education regarding neuropathic pain and fibromyalgia in Japan. Foreign exchange had an unfavorable impact on international revenues of 4% in the first quarter 2014, compared to the same period in 2013.

•
Prevnar family of products (V) consists of Prevnar 13/Prevenar 13 and Prevnar/Prevenar (7-valent), our pneumococcal conjugate vaccines for the prevention of various syndromes of pneumococcal disease. Overall, worldwide revenues for the Prevnar family of products remained the same in the first quarter of 2014, compared to the same period in 2013.

In the U.S., revenues for the Prevnar family of products increased 5% in the first quarter of 2014, compared to the same period in 2013, mainly due to price increases and government purchasing patterns.
Internationally, revenues for the Prevnar family of products decreased 4% in the first quarter of 2014, compared to the same period in 2013, primarily due to foreign exchange and the timing of shipments in our international markets.
On February 24, 2014, we announced the top-line results of the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA), which was conducted in order to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. This study of approximately 85,000 subjects evaluated the efficacy of Prevnar 13 in adults age 65 and older. CAPiTA met its primary clinical objective, which was efficacy against a first episode of vaccine-type, community-acquired pneumonia (CAP). It also met both of its secondary clinical objectives, which were efficacy against (i) a first episode of non-bacteremic/non-invasive, vaccine-type CAP and (ii) a first episode of vaccine-type, invasive pneumococcal disease. We are in the process of sharing the CAPiTA data with U.S. and worldwide regulatory authorities and vaccine technical committees to help inform any decisions regarding potential Prevnar 13 label and recommendation updates. We expect that the CAPiTA data will be an important component in any consideration of potential updated or new recommendations for adults and that other key factors, such as the current burden of pneumococcal disease in adults, also will be taken into consideration.
At its regular meeting held on February 22, 2012, the CDC's Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. The rate of uptake for the use of Prevnar 13 in adults 50 years of age and older has been impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population. At its regular meeting held on June 20, 2012, ACIP voted to recommend the use of Prevnar 13 for adults 19 years of age and older with immuno-compromising conditions such as HIV infections, cancer, advanced kidney disease and other immuno-compromising conditions. This recommendation is based on the disproportionate burden of invasive pneumococcal disease in this patient population.

•
Enbrel (GIP, outside of the U.S. and Canada), for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 4% in the first quarter of 2014, compared to the same period in 2013. Results were favorably impacted by continued market leadership in rheumatoid arthritis but unfavorably impacted by foreign exchange of 4%.

The co-promotion term of the collaboration agreement with Amgen Inc. (Amgen), under which we co-promoted Enbrel in the U.S. and Canada and shared in the profits from Enbrel sales in those countries, and which we included in Alliance revenues through October 31, 2013, expired on that date and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which has been and is expected to continue to be significantly less than our share of Enbrel profits from U.S. and Canadian sales prior to the expiration. The royalties paid to us during the 36-month period are and will be included in Other deductions––net rather than in Revenues in our consolidated statements of income from November 1, 2013. Following the end of the royalty period, we are not entitled to any further revenues from Enbrel sales in the U.S. and Canada. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

•
Celebrex (GEP), indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded a decrease in worldwide revenues of 4% in the first quarter of 2014, compared to the same period in 2013, primarily due to share erosion in the U.S. and the developed markets in Europe.

In the U.S., revenues decreased 5% in the first quarter of 2014, compared to the same period in 2013, primarily driven by retailer inventory reductions, continued share erosion and higher rebates in the first quarter of 2014, compared to the same period in 2013.
Internationally, Celebrex revenues decreased 3% in the first quarter of 2014, compared to the same period in 2013. Strong operational performance in international markets was driven by growth in Japan (strong performance in the low back pain and osteoarthritis indications), South Korea (maintaining share in spite of competition), and in emerging markets, partially offset by lower revenues in the developed markets in Europe in the first quarter of 2014, compared to the same period in 2013. Foreign exchange had an unfavorable impact on international revenues of 7% in the first quarter of 2014, compared to the same period in 2013.

•
Lipitor (GEP) is for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor has lost exclusivity and faces generic competition in all major markets. Branded Lipitor recorded worldwide revenues of $457 million, or a decrease of 27%, in the first quarter of 2014, compared to the same period in 2013, due to:

◦	the impact of loss of exclusivity;

◦	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

◦	the increased payer pressure worldwide, including the need for flexible rebate policies.
Geographically,

◦	in the U.S., revenues decreased 71% in the first quarter of 2014, compared to the same period in 2013; and

◦
in our international markets, revenues decreased 11% in the first quarter of 2014, compared to the same period in 2013. Foreign exchange had an unfavorable impact on international revenues of 4% in the first quarter of 2014, compared to the same period in 2013.

•
Viagra (GEP/GIP) is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues decreased 19% in the first quarter of 2014, compared to the same period in 2013, primarily due to a decrease in international revenues. International revenues decreased 38% in the first quarter, compared to the same period in 2013, primarily due to the entry of generics in developed Europe. In emerging markets, the decrease was primarily due to the impact of both herbal and generic competition. Loss of exclusivity for Viagra in major European markets occurred in late-June 2013. Revenues in the U.S. decreased 2% in the first quarter of 2014, compared to the same period in 2013.

•
Zyvox (GEP) is the world’s best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 6% in the first quarter of 2014, compared to the same period in 2013. The decrease in the first quarter of 2014 was primarily due to a prolonged supply interruption of Zyvox IV in China that is expected to continue through 2014, and also reflects the unfavorable impact of foreign exchange of 2%.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide revenues decreased 8% in the first quarter of 2014, compared to the same period in 2013, and reflects, among other factors, the unfavorable impact of foreign exchange of 5%.

•
Sutent (O) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues decreased 11% in the first quarter of 2014, compared to the same period in 2013, as a result of competitive pressure, timing of sales in the U.S. and emerging markets, and the unfavorable impact of foreign exchange of 2%, partially offset by price increases in the U.S. and increased market share in Japan and South Korea.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues increased 2% in the first quarter of 2014, compared to the same period in 2013. Revenues in the U.S. were favorably impacted by the launch of a new Women's Health-focused sales force, increased marketing support, a cross-franchise price increase and growth in Premarin Vaginal Cream prescription volume, and unfavorably impacted by prescription volume declines for Premarin Family Oral brands.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong bleeding disorders. BeneFIX recorded an increase in worldwide revenues of 6% in the first quarter of 2014, compared to the same period in 2013, primarily due to greater consumption and price increases in the U.S., as well as the launch of the 3000 International Unit vial in Europe and increased revenues in Japan due to continued product adoption.

ReFacto AF/Xyntha recorded a 4% increase in worldwide revenues in the first quarter of 2014, compared to the same period in 2013, as a result of continued competitive patient conversions and increased hospital utilization in the U.S. and the successful completion of dual chamber syringe ("FuseNGo") across developed EU.

•
Pristiq (GEP) is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 4% in the first quarter of 2014, compared to the same period in 2013, primarily due to prescription growth in the emerging markets, Canada and Australia, as well as a price increase in the U.S.

•
Chantix/Champix (GIP) is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide revenues decreased 11% in the first quarter of 2014, compared to the same period in 2013. Revenues in the U.S. were relatively flat in the first quarter of 2014, compared to the same period in 2013, and reflected competition from over-the-counter (OTC) competitors, mainly Nicorette and e-cigarettes. International revenues decreased 23% in the first quarter, compared to the same period in 2013, primarily due to overall market decline across several key markets as a result of a challenging macro-economic environment, as well as the lingering impact from previous negative media exposure and the unfavorable impact of foreign exchange of 5%.

•
Inlyta (O), for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment, is now approved in 63 countries, including the U.S., EU, Switzerland, Japan, Canada, Australia, South Korea and some emerging markets, including Russia, Mexico and Turkey (exact indications vary by region). Inlyta recorded worldwide revenues of $88 million in the first quarter of 2014, an increase of 40%, compared to the same period in 2013, due to recent launches and additional share uptake. International revenues increased 71% in the first quarter, compared to the same period in 2013, primarily due to strong growth in developed markets in Europe, where 85% of oncologists are prescribing Inlyta. Foreign exchange had a 12% unfavorable impact on international revenues.

•
Xalkori (O), for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive, is now approved in more than 70 countries, including the U.S., EU (conditional), Japan, South Korea, Canada, Australia and Switzerland, as well as in many emerging markets, including China, Russia, Mexico, India and Turkey. Xalkori recorded worldwide revenues of $88 million in the first quarter of 2014, an increase of 66%, compared to the same period in 2013.

•
Xeljanz (GIP) was approved in the U.S. in November 2012 and in various other countries in 2013 for the treatment of adult patients with moderately to severely active rheumatoid arthritis. It has experienced consistent month-to-month growth in the U.S., where total prescription volume grew 16% in the first quarter of 2014, compared to the last quarter in 2013. Xeljanz recorded worldwide revenues of $52 million in the first quarter of 2014, compared to $11 million in the same period in 2013, virtually all in the U.S. Xeljanz also has been approved in Colombia, Uruguay, Chile, Taiwan, Bolivia, Guatemala, Philippines, and Ecuador in the first quarter of 2014.

•	Alliance revenues (GEP/GIP) worldwide decreased 71% in the first quarter of 2014, compared to the same period in 2013, mainly due to:

◦
the near-term expiration of the co-promotion collaboration for Spiriva (GEP) in Japan, the U.S. (where the collaboration expired in April 2014), and certain European countries combined with the expiration of the collaboration in Australia, Canada and South Korea, which resulted in declines of $181 million in the first quarter of 2014, compared to the same period in 2013, in Pfizer's share of Spiriva's revenues;

◦
the termination of the co-promotion agreement for Aricept (GEP) in Japan in December 2012, which resulted in a decrease in Pfizer's share of Aricept revenues of $33 million in the first quarter of 2014, compared to the same period in 2013; and

◦
the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada in October 2013, which resulted in a decrease of $375 million in the first quarter of 2014, compared to the same period in 2013. (While Alliance revenues declined $375 million, we received $137 million in royalty income from Enbrel in the U.S. and Canada in the first quarter of 2014, which is recorded in Other deductions—net in the condensed consolidated statements on income for the three months ended March 30, 2014. See Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net.)

See the “Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights" section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K, for information regarding the expiration of various contract rights relating to Aricept, Spiriva, Enbrel and Rebif.
On April 29, 2014, the 10-year alliance between Boehringer Ingelheim and Pfizer for the promotion and marketing of Spiriva in the U.S. came to an end. Boehringer Ingelheim now exclusively markets and supplies Spiriva in the U.S.
Eliquis (apixaban) (GIP) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). In 2012, Eliquis (apixaban) was approved to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation in the 27 countries of the EU, plus Iceland and Norway, Canada, Japan and the U.S. To date, we have launched that indication for Eliquis in the U.S., U.K., Germany, Denmark, Japan, Netherlands and Sweden. The two companies share commercialization expenses and profit/losses equally on a global basis. While we are the third entrant in this market, we believe we have a differentiated product profile and continue to invest in medical education, peer-to-peer programs to assist physicians in understanding the data, and direct-to consumer advertising in the U.S.

•
Embeda (GIP)—In November 2013, we announced that the FDA had approved a prior approval supplement for an update to the Embeda manufacturing process. This update addressed the pre-specified stability requirement that led to the voluntary recall of Embeda from the market in March 2011. We anticipate returning Embeda to the market by the end of 2014.

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

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is as of May 8, 2014.

Among our new drug candidates in late-stage development is palbociclib (PD-0332991), an oral and selective reversible inhibitor of the CDK 4 and 6 kinases under investigation for the treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2- negative (HER2-) advanced breast cancer, recurrent advanced breast cancer and high-risk early breast cancer. On February 3, 2014, we announced that the randomized Phase 2 trial of palbociclib achieved its primary endpoint by demonstrating a statistically significant and clinically meaningful improvement in progression-free survival for the combination of palbociclib and letrozole compared with letrozole alone in post-menopausal women with ER+, HER2- locally advanced or newly diagnosed metastatic breast cancer. Adverse events observed for the palbociclib arm were consistent with the known adverse event profile for this combination.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Eliquis (Apixaban)(a)	Prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE), in adult patients who have undergone hip or knee replacement surgery	March 2014
Duavee (Conjugated Estrogens/Bazedoxifene)(b)	Treatment of moderate-to-severe vasomotor symptoms associated with menopause and prevention of postmenopausal osteoporosis in women with a uterus	October 2013

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

(b)
The FDA approved the 0.45 mg/20 mg dose of Duavee for these indications. We received a "complete response" letter from the FDA with regard to the 0.625 mg/20 mg dose for these indications, and for an indication for the treatment of vulvar and vaginal atrophy.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
Eliquis (Apixaban)(a)	Treatment of DVT and PE, and for the reduction in the risk of recurrent DVT and PE	December 2013
Tafamidis meglumine(b)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Genotropin Mark VII Multidose Disposable Device (Somatropin rDNA Origin)(c)	Replacement of human growth hormone deficiency	December 2009
Celebrex (Celecoxib)(d)	Chronic pain	October 2009
Remoxy (Oxycodone Hydrochloride)(e)	Management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	August 2008
Viviant (Bazedoxifene)(f)	Osteoporosis treatment and prevention	August 2006

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	This indication for Eliquis (apixaban) was developed in collaboration with BMS.

(b)
In May 2012, the FDA's Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. We continue to work with the FDA to define a path forward.

(c)
After receiving a “complete response” letter from the FDA for the Genotropin Mark VII multidose disposable device submission, we submitted our response in August 2010. In April 2011, we received a second “complete response” letter from the FDA, and we submitted our response in July 2013. In February 2014, we received a third "complete response" letter from the FDA, and we are working with the FDA to determine next steps.

(d)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending while we await the completion of the PRECISION trial, anticipated in 2015, which will inform our next steps. The PRECISION trial is designed to assess the relative long-term cardiovascular safety of Celebrex compared to prescription doses of ibuprofen and naproxen in the treatment of arthritis pain.

(e)
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter had been received from the FDA with regard to the resubmission of the NDA. Having achieved technical milestones related to manufacturing and following guidance received from the FDA earlier in 2013, we announced in October 2013 that we will proceed with the additional clinical studies and other actions required to address the "complete response" letter received in June 2011. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified Remoxy formulation to bridge to the clinical data related to the original Remoxy formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the "complete response" submission is not expected to occur prior to mid-2015.

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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Bosulif (Bosutinib)	Application filed in Japan for treatment of previously treated chronic myelogenous leukemia	—	December 2013
Eliquis (Apixaban)(a)	Application filed in the EU for treatment of DVT and PE, and for the reduction in the risk of recurrent DVT and PE	—	November 2013
Vyndaqel (Tafamidis meglumine)	Approval in Japan as a treatment to delay the peripheral neurological impairment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	September 2013	—
Prevenar 13 Adult	Application filed in Japan for prevention of pneumococcal disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in adults 65 years of age and older	—	July 2013
Prevenar 13 Infant	Approval in Japan for prevention of invasive disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in infants and young children	June 2013	__
Conjugated Estrogens/Bazedoxifene	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed in collaboration with BMS.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Inlyta (Axitinib)
Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group

Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis, ulcerative colitis and psoriatic arthritis
Vyndagael (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the first-line treatment of ALK-positive non-small cell lung cancer

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate
Bococizumab (RN316) (PF-04950615)	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ Pharmaceuticals Group

Ertugliflozin (PF-04971729)	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
MnB rLP2086(a) (PF-05212366)	A prophylactic vaccine for prevention of Neisseria meningitidis serogroup B invasive disease in adolescents and young adults (ages 10-25)
Palbociclib (PD-0332991)(b)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the first-line treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-) advanced breast cancer, as well as for the treatment of recurrent advanced breast cancer and, in collaboration with the German Breast Group, high-risk early breast cancer

PF-05280014	A potential biosimilar to Trastuzumab. Trastuzumab is a monoclonal antibody that binds and inhibits HER2 for the treatment of HER2-positive breast cancer and gastric cancer
Tanezumab(c)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)

(a)
In March 2014, we announced that the FDA granted Breakthrough Therapy designation to MnB rLP2086 and that we intend to submit a Biologics License Application to the FDA for this vaccine candidate by mid-2014.

(b)
On February 3, 2014, we announced that the randomized Phase 2 trial of palbociclib achieved its primary endpoint by demonstrating a statistically significant and clinically meaningful improvement in progression-free survival for the combination of palbociclib and letrozole compared with letrozole alone in post-menopausal women with ER+, HER2- locally advanced or newly diagnosed metastatic breast cancer. Adverse events observed for the palbociclib arm were consistent with the known adverse event profile for this combination.

(c)
The tanezumab program is under a partial clinical hold by the FDA pending our submission of additional nonclinical data. We anticipate submitting that data to the FDA during the first half of 2015. Subject to the removal of the partial clinical hold, we are planning to continue development of tanezumab for the treatment of osteoarthritis, chronic low back pain and cancer pain. In October 2013, we entered into a collaboration agreement with Eli Lilly and Company to jointly develop and globally commercialize tanezumab for those indications.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Cost of sales	$2,045	$2,263	(10)
As a percentage of Revenues	18.0%	18.2%

Cost of sales decreased 10% in the first quarter of 2014, compared to the same period in 2013, which reflects, among other things, cost-reduction initiatives, lower revenues, and the favorable impact of foreign exchange of 5%.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Selling, informational and administrative expenses	$3,040	$3,217	(6)
As a percentage of Revenues	26.8%	25.9%

SI&A expenses decreased 6% in the first quarter of 2014, compared to the same period in 2013, primarily due to:

•	lower expenses for field force and administration, reflecting the benefits of cost-reduction and productivity initiatives, partly in response to product losses of exclusivity;

•
a reduction of $84 million related to a true-up of the 2013 fee payable to the federal government under the U.S. Healthcare Legislation based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs; and

•	the favorable impact of foreign exchange of 2%,
partially offset by:

•	increased investments in support of several new product launches.

Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Research and development expenses	$1,623	$1,710	(5)
As a percentage of Revenues	14.3%	13.8%

R&D expenses decreased 5% in the first quarter of 2014, compared to the same period in 2013, primarily due to lower charges related to implementing our cost-reduction and productivity initiatives.

See also the “Analysis of Operating Segment Information” section of this MD&A.
Our R&D spending is conducted through a number of matrix organizations––Research Units, within our Worldwide Research and Development organization, are generally responsible for research assets (assets that have not yet achieved proof-of-concept); Business Units are generally responsible for development assets (assets that have achieved proof-of-concept); and science-based and other platform-services organizations.

We take a holistic approach to our R&D operations and manage the operations on a total-company basis through our matrix organizations described above. Specifically, a single committee, co-chaired by members of our R&D and commercial organizations, is accountable for aligning resources among all of our R&D projects and for seeking to ensure that our company is focusing its R&D resources in the areas where we believe that we can be most successful and maximize our return on investment. We believe that this approach also serves to maximize accountability and flexibility.

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

Generally, we do not disaggregate total R&D expense by development phase or by therapeutic area since, as described above, we do not manage a significant portion of our R&D operations by development phase or by therapeutic area. Further, as we are able to adjust a significant portion of our spending quickly, as conditions change, we believe that any prior-period information about R&D expense by development phase or by therapeutic area would not necessarily be representative of future spending.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$164	$305	(46)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

We can incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction/productivity initiatives. For example:

•
In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization and optimization actions, workforce reductions and the expansion of shared services, including the development of global systems.

Costs associated with acquisitions and cost-reduction/productivity initiatives decreased 46% in the first quarter of 2014, compared to the same period in 2013, due to lower costs incurred in all categories: restructuring charges (down $55 million), integration costs (down $18 million), additional depreciation––asset restructuring (down $61 million) and lower implementation costs (down $7 million). The overall lower costs primarily reflect the fact that we had substantially completed many of the initiatives launched in prior periods.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. See below for a description of our current programs, expected total costs and expected cost savings. For additional information about the charges, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as groups such as information technology, shared services and corporate operations. However, in 2014-2016, our primary activities are expected to be associated with our manufacturing plant network rationalization and optimization activities, and commercial property rationalization and consolidation.

Programs, Expected Total Costs and Expected Cost Savings

In 2014, we have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of nine sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $450 million associated with prior acquisition activity and costs of approximately $1.5 billion associated with new non-acquisition-related cost-reduction initiatives.

•
New global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support future reporting requirements. In connection with this reorganization, during 2014-2016, we expect to incur costs of approximately $350 million.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $900 million.

The costs expected to be incurred during 2014-2016, of approximately $3.2 billion in total, include restructuring charges, integration costs, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.

The expected ongoing annual cost savings associated with the programs described above, in the aggregate, are estimated to be approximately $2.9 billion by the end of 2016.

The expected costs and costs savings in 2014 associated with these activities are reflected in our financial guidance for 2014. See also the “Our Financial Guidance for 2014” section of this MD&A.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Current-Period Key Activities

In the first quarter of 2014, we incurred approximately $164 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Other Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Other deductions––net	$623	$145	*
* Calculation not meaningful.

Other deductions––net changed unfavorably by $478 million in the first quarter of 2014, compared to the same period in 2013, primarily due to:

•
higher legal charges (up $777 million), primarily due to Neurontin- and Effexor-related matters (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions—Net); and

•
the non-recurrence of a gain of $490 million recorded in the first quarter of 2013 associated with the transfer of certain product rights to our 49%-owned equity-method investment in China (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments),

partially offset by:

•	lower asset impairments and related charges (down $283 million) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net);

•
higher royalty-related income (up by $185 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions—Net); and

•
higher net gains on asset disposals (up by $155 million), primarily due to gains on sales of product rights and gains on sales of investments in equity securities (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions—Net).

Certain Asset Impairment Charges

When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. For additional information, see the “Significant Accounting Policies and Application of Critical Accounting Estimates—Asset Impairment Reviews” section of our 2013 Financial Report, which was filed as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net.

PROVISION FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Provision for taxes on income	$582	$1,109	(48)
Effective tax rate	20.4%	29.8%

Our effective tax rate for continuing operations was 20.4% for the first quarter of 2014, compared to 29.8% for the first quarter of 2013. The lower effective tax rate for the first quarter of 2014 in comparison with the same period in 2013 was primarily due to the favorable impact of the resolution in the first quarter of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations, the non-recurrence of the unfavorable tax impact associated with the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our 49%-owned equity-method investment, as well as the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the expiration of the U.S. research and development (R&D) tax credit on December 31, 2013. For additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments.

DISCONTINUED OPERATIONS

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2A. Divestiture and Equity-Method Investments: Divestiture.

The following table provides the components of Discontinued operations—net of tax:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Revenues	$—	$1,089
Pre-tax income from discontinued operations	5	200
Provision for taxes on income(a)	—	51
Income from discontinued operations––net of tax	5	149
Pre-tax gain on disposal of discontinued operations	64	—
Benefit for taxes on income	(4)	—
Gain on disposal of discontinued operations––net of tax(b)	68	—
Discontinued operations––net of tax	$73	$149

(a)	Includes a deferred tax expense of $7 million for the three months ended March 31, 2013.

(b)	For the three months ended March 30, 2014, represents post-close adjustments.

ADJUSTED INCOME
General Description of Adjusted Income Measures

Adjusted Income

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

•
senior management’s annual compensation is derived, in part, using this Adjusted income measure. Adjusted income is the performance metric utilized in the determination of bonuses under the Pfizer Inc. Executive Annual Incentive Plan that is designed to limit the bonuses payable to the Executive Leadership Team (ELT) for purposes of Internal Revenue Code Section 162(m). Subject to the Section 162(m) limitation, the bonuses are funded from a pool based on the performance measured by three financial metrics, including adjusted diluted earnings per share, which is derived from Adjusted income. This metric accounts for 40% of the bonus pool. The pool applies to the bonus plans for virtually all bonus-eligible, non-sales-force employees worldwide, including the ELT members and other members of senior management.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations, and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a group of pharmaceutical industry peers, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

Adjusted Income Components

“Adjusted Income” components are defined as the corresponding reported U.S. GAAP components, excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Adjusted Revenues, Adjusted Cost of Sales, Adjusted Selling, Informational and Administrative expenses, Adjusted Research and Development expenses, Adjusted Amortization of Intangible Assets and Adjusted Other (Income)/Deductions––Net are income statement line items prepared on the same basis as, and therefore components of, the overall adjusted income measure. As described above. management uses adjusted income, among other factors, to set performance goals and to measure the performance of the overall company. We believe that investors’ understanding of our performance is enhanced by disclosing this measure. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2014 and 2013 below. The adjusted income component measures are not, and should not be viewed as, substitutes for the U.S. GAAP component measures.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the disposal of such operations such as the gains on the full disposition of our former Animal Health business (Zoetis) in June 2013, the sale of our former Nutrition business in November 2012 and the sale of our former Capsugel business in August 2011. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them. Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our new global commercial structure reorganization and our other non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; amounts associated with transitional service, manufacturing and supply agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Quarter Ended March 30, 2014
IN MILLIONS, EXCEPT FOR COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$11,353	$—	$—	$—	$(57)	$11,296
Cost of sales	2,045	69	(6)	—	(122)	1,986
Selling, informational and administrative expenses	3,040	—	—	—	(20)	3,020
Research and development expenses	1,623	—	—	—	(11)	1,612
Amortization of intangible assets	1,117	(1,076)	—	—	—	41
Restructuring charges and certain acquisition-related costs	58	—	(24)	—	(34)	—
Other (income)/deductions––net	623	(1)	—	—	(886)	(264)
Income from continuing operations before provision for taxes on income	2,847	1,008	30	—	1,016	4,901
Provision for taxes on income(b)	582	288	9	—	348	1,227
Income from continuing operations	2,265	720	21	—	668	3,674
Discontinued operations––net of tax	73	—	—	(73)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,329	720	21	(73)	668	3,665
Earnings per common share attributable to Pfizer Inc.––diluted	0.36	0.11	—	(0.01)	0.10	0.57

	Quarter Ended March 31, 2013
IN MILLIONS, EXCEPT FOR COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,410	$—	$—	$—	$—	$12,410
Cost of sales	2,263	5	(33)	—	(6)	2,229
Selling, informational and administrative expenses	3,217	5	(2)	—	(42)	3,178
Research and development expenses	1,710	1	—	—	(93)	1,618
Amortization of intangible assets	1,219	(1,180)	—	—	—	39
Restructuring charges and certain acquisition-related costs	131	—	(55)	—	(76)	—
Other (income)/deductions––net	145	(50)	—	—	129	224
Income from continuing operations before provision for taxes on income	3,725	1,219	90	—	88	5,122
Provision for taxes on income(b)	1,109	334	26	—	(96)	1,373
Income from continuing operations	2,616	885	64	—	184	3,749
Discontinued operations––net of tax	149	—	—	(149)	—	—
Net income attributable to noncontrolling interests	15	—	—	(6)	—	9
Net income attributable to Pfizer Inc.	2,750	885	64	(143)	184	3,740
Earnings per common share attributable to Pfizer Inc.––diluted	0.38	0.12	0.01	(0.02)	0.03	0.51

(a)	For details of adjustments, see "Details of Income Statement Items Excluded from Adjusted Income" below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 25.0% in the first quarter of 2014, compared with 26.8% in the first quarter of 2013. This decline was primarily due to the favorable impact of the resolution in the first quarter of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations, partially offset by the expiration of the U.S. R&D tax credit on December 31, 2013.

Certain amounts may reflect rounding adjustments.
EPS amounts may not add due to rounding.

Details of Income Statement Items Excluded from Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,077	$1,224
Cost of sales	(69)	(5)
Total purchase accounting adjustments––pre-tax	1,008	1,219
Income taxes(b)	(288)	(334)
Total purchase accounting adjustments––net of tax	720	885
Acquisition-related costs
Restructuring charges(c)	6	19
Integration costs(c)	18	36
Additional depreciation––asset restructuring(d)	6	35
Total acquisition-related costs––pre-tax	30	90
Income taxes(b)	(9)	(26)
Total acquisition-related costs––net of tax	21	64
Discontinued operations
Discontinued operations––net of tax(e)	(73)	(149)
Discontinued operations––net of tax, attributable to noncontrolling interests	—	6
Total discontinued operations––net of tax, attributable to Pfizer Inc.	(73)	(143)
Certain significant items
Restructuring charges(f)	34	76
Implementation costs and additional depreciation––asset restructuring(g)	100	139
Gain associated with the transfer of certain product rights(h)	—	(490)
Certain legal matters, net(h)	694	(87)
Certain asset impairments and related charges(h)	114	394
Costs associated with the Zoetis IPO(i)	—	18
Income associated with the transitional manufacturing and supply agreements with Zoetis(j)	(8)	—
Other(k)	82	38
Total certain significant items––pre-tax	1,016	88
Income taxes(l)	(348)	96
Total certain significant items––net of tax	668	184
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,336	$990

(a)	Included primarily in Amortization of intangible assets.

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

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended March 30, 2014, included in Cost of sales ($6 million). For the three months ended March 31, 2013, included in Cost of sales ($33 million) and Selling, informational and administrative expenses ($2 million).

(e)
Included in Discontinued operations––net of tax. For the three months ended March 30, 2014, represents post-close adjustments. For the three months ended March 31, 2013, virtually all relates to our former Animal Health business (see Notes to Condensed Consolidated Financial Statements—Note2A. Divestiture and Equity-Method Investments: Divestiture).

(f)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(g)
Amounts relate to our cost-reduction/productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended March 30, 2014, included in Cost of sales ($74 million), Selling, informational and administrative expenses ($15 million) and

Research and development expenses ($11 million). For the three months ended March 31, 2013, included in Cost of sales ($6 million), Selling, informational and administrative expenses ($40 million) and Research and development expenses ($93 million).

(h)	Included in Other deductions—net (see the "Other Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

(i)
Costs incurred in connection with the initial public offering of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For the three months ended March 31, 2013 included in Other deductions—net (see the "Other Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

(j)	Primarily included in Revenues ($57 million) and Cost of sales ($50 million) for the three months ended March 30, 2014.

(k)	Primarily included in Other deductions—net.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts and is calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The three months ended March 31, 2013 was unfavorably impacted by the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to Pfizer's 49%-owned equity-method investment in China.

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following table and associated notes provide additional information about the performance of our three operating segments—the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information.

The following table provides revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
(MILLIONS OF DOLLARS)
First Quarter of 2014
Revenues	$3,076	$2,174	$5,990	$56	$11,296	$57	$11,353
Cost of sales	415	409	1,025	137	1,986	59	2,045
Selling, informational and administrative expenses	765	531	837	887	3,020	20	3,040
Research and development expenses	394	184	138	896	1,612	11	1,623
Amortization of intangible assets	11	4	25	1	41	1,076	1,117
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	58	58
Other (income)/deductions––net	(276)	(11)	(84)	107	(264)	887	623
Income from continuing operations before provision for taxes on income	$1,767	$1,057	$4,049	$(1,972)	$4,901	$(2,054)	$2,847

First Quarter of 2013(e)
Revenues	$3,306	$2,190	$6,861	$53	$12,410	$—	$12,410
Cost of sales	443	430	1,143	213	2,229	34	2,263
Selling, informational and administrative expenses	699	534	1,080	865	3,178	39	3,217
Research and development expenses	307	225	181	905	1,618	92	1,710
Amortization of intangible assets	13	3	21	2	39	1,180	1,219
Restructuring charges and certain acquisition-related costs	—	1	—	(1)	—	131	131
Other (income)/deductions––net	(51)	2	(16)	289	224	(79)	145
Income from continuing operations before provision for taxes on income	$1,895	995	$4,452	$(2,220)	$5,122	$(1,397)	$3,725

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components(c) that are managed outside of our three operating segments and includes the following:

	Quarter Ended March 30, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$56	$—	$—	$—	$—	$56
Cost of sales	36	—	—	11	90	137
Selling, informational and administrative expenses	3	—	24	851	9	887
Research and development expenses	1	663	6	220	6	896
Amortization of intangible assets	1	—	—	—	—	1
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(11)	—	118	—	107
Income from continuing operations before provision for taxes on income	$15	$(652)	$(30)	$(1,200)	$(105)	$(1,972)

	Quarter Ended March 31, 2013
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$53	$—	$—	$—	$—	$53
Cost of sales	33	—	—	39	141	213
Selling, informational and administrative expenses	3	—	25	829	8	865
Research and development expenses	—	650	4	240	11	905
Amortization of intangible assets	—	—	—	1	1	2
Restructuring charges and certain acquisition-related costs	—	—	—	—	(1)	(1)
Other (income)/deductions––net	—	(2)	—	225	66	289
Income from continuing operations before provision for taxes on income	$17	$(648)	$(29)	$(1,334)	$(226)	$(2,220)

(i)	PCS—the revenues and costs of Pfizer CentreSource (PCS), our contract manufacturing and bulk pharmaceutical chemical sales operation.

(ii)
WRD—the research and development expenses managed by our Worldwide Research and Development organization (WRD), which is generally responsible for research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate operating segment for possible clinical and commercial development. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

(iii)
Medical—the costs associated with our Pfizer Medical organization (Medical), which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, partnerships with global public health and medical associations, regulatory inspection readiness reviews, internal audits of Pfizer-sponsored clinical trials and internal regulatory compliance processes.

(iv)
Corporate—the costs associated with Corporate, representing platform functions (worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance, and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments.

(v)	Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

For information purposes only, for the three months ended March 30, 2014, we estimate that Other costs, in the aggregate and as described above, but excluding (i) the costs associated with PCS; (ii) net interest expense included in Corporate (approximately $245 million in Other (income)/deductions––net); and (iii) net gains on investments not attributable to an operating segment and included in Corporate (approximately $119 million in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

(PERCENTAGES)	GIP	VOC	GEP
WRD/Medical Costs
Selling, informational and administrative expenses	36% - 38%	21% - 23%	40% - 42%
Research and development expenses	51% - 55%	30% - 33%	14% - 16%
Other (income)/deductions––net	*	*	*
Total WRD/Medical Costs	50% - 54%	31% - 34%	15% - 17%

Corporate/Other Unallocated Costs
Cost of sales	9% - 11%	19% - 21%	67% - 69%
Selling, informational and administrative expenses	26% - 28%	20% - 22%	50% - 54%
Research and development expenses	49% - 53%	34% - 37%	13% - 15%
Other (income)/deductions––net	*	*	*
Total Corporate/Other Unallocated Costs	29% - 32%	22% - 25%	44% - 47%

Total WRD/Medical and Corporate/Other Unallocated Costs
Cost of sales	9% - 11%	19% - 21%	67% - 69%
Selling, informational and administrative expenses	27% - 29%	20% - 22%	49% - 53%
Research and development expenses	50% - 54%	31% - 34%	14% - 16%
Other (income)/deductions––net	*	*	*
Total WRD/Medical/Corporate/Other Unallocated Costs	37% - 40%	25% - 28%	33% - 36%
* Amounts not material.
The percentages provided in the table above do not purport to reflect the additional amounts that each of our operating segments would have incurred had each segment operated as a standalone company during the period presented.

•
WRD/Medical––The information provided in the table above for WRD and Medical was substantially all derived from our estimates of the costs incurred in connection with the research and development projects associated with each operating segment.

•
Corporate/Other Unallocated––The information provided in the table above for Corporate and Other Unallocated was virtually all derived using proportional allocation methods based on global, regional or country revenues or global, regional or country headcount, as well as certain cost metrics, as appropriate, such as those derived from research and development and manufacturing costs. Management believes that the allocations of Corporate and Other Unallocated costs are reasonable.

(c)	See the "Adjusted Income" section of this MD&A for a definition of these “Adjusted Income” components.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive, unusual items that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP Adjusted measure of performance, see the "Adjusted Income" section of this MD&A.

(e)
As our operations were not managed under the new structure until the beginning of the first quarter of 2014, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the first quarter of 2013 include allocations. The amounts subject to allocation methods in the first quarter of 2013 were approximately $500 million of SI&A expenses and approximately $260 million of R&D expenses.

•	The SI&A expenses were allocated using proportional allocation methods based on associated selling costs, revenues or product-specific costs, as applicable.

•	The R&D expenses were allocated based on product-specific R&D costs or revenue metrics, as applicable.
Management believes that the allocations are reasonable.

Global Innovative Pharmaceutical Operating Segment

•	Revenues decreased 7% in the first quarter of 2014, compared to the same period in 2013, which includes a decrease in operational revenues of 4%, primarily due to:

◦
the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada on October 31, 2013; for a 36-month period thereafter, we are entitled to royalty payments that have been and are expected to continue to be significantly less than the share of Enbrel profits prior to the expiration of the co-promotion term of the collaboration agreement, and those royalty payments are and will be included in Other (income)/deductions––net rather than in Revenues (approximately $375 million); and

◦
the loss of exclusivity for Lyrica in Canada in February 2013 and a decrease in revenues of Champix internationally and of Genotropin, primarily in the U.S. (a combined decline of approximately $71 million), partially offset by:

◦
strong operational growth from Lyrica, primarily in the U.S. and Japan, and Enbrel outside the U.S. and Canada, as well as the performance of recently launched products, Eliquis and Xeljanz, primarily in the U.S. (a combined increase of approximately $276 million).

The unfavorable impact of foreign exchange of 3% in the first quarter of 2014 also contributed to the decrease in GIP revenues.
Total GIP revenues from emerging markets were $357 million in the first quarter of 2014.

•
Selling, informational and administrative expenses increased 9% in the first quarter of 2014, compared to the same period in 2013, reflecting increased investment in recently launched brands as well as certain other in-line products, partially offset by the benefits of cost-reduction and productivity initiatives.

•
Research and development expenses increased 28% in the first quarter of 2014, compared to the same period in 2013, reflecting costs associated with recently initiated Phase 3 programs for certain new drug candidates as well as for studies of certain products in potential new indications.

•
The favorable change in Other (income)/deductions––net in the first quarter of 2014, compared to the same period in 2013, primarily reflects an increase in royalty-related income, primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. As noted above, on that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and we became entitled to royalties for a 36-month period.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

•	Revenues decreased 1% in the first quarter of 2014, compared to the same period in 2013, which includes an increase in operational revenues of 1%.

◦
Global Vaccines Revenues of $925 million were relatively flat in the first quarter of 2014, compared to $923 million in the same period in 2013, reflecting an increase in operational revenues of 2%, due to the performance of Prevnar 13 in the U.S., primarily reflecting government purchasing patterns, partially offset by lower demand due to adverse weather conditions in the first quarter of 2014. Sales of the Prevenar family were flat internationally on an operational basis, which primarily reflects the timing of purchases by various governments in the first quarter of 2014, compared to the same period in 2013. Foreign exchange had an unfavorable impact of 2% on Vaccines revenues in the first quarter of 2014 compared to the first quarter of 2013. Total Vaccines revenues from emerging markets were $184 million in the first quarter of 2014.

◦
Global Oncology Revenues of $488 million increased 7% in the first quarter of 2014, compared to $456 million in the same period in 2013, reflecting an increase in operational revenues of 10%, due to the recent launches of new products, most notably Xalkori and Inlyta globally, partially offset by the decline in Sutent revenues in the U.S. and certain emerging markets primarily due to the timing of purchases. The operational increase in Global Oncology revenues was partially offset by the unfavorable impact of foreign exchange of 3% in the first quarter of 2014 compared to the first quarter of 2013. Total Oncology revenues from emerging markets were $75 million in the first quarter of 2014.

◦
Consumer Healthcare Revenues of $761 million declined 6% in the first quarter of 2014, compared to $811 million in the same period in 2013, reflecting a decrease in operational revenues of 3%, due to a decrease in revenues for respiratory products in the U.S. and Canada due to a less severe cold and flu incidence, and for pain management products in the U.S., primarily due to increased competition resulting from the return to the market of certain competing analgesic brands. These declines were partially offset by operational growth in certain emerging markets. The unfavorable impact of foreign exchange of 3% in the first quarter of 2014 also contributed to the decrease in Consumer Healthcare revenues. Total Consumer Healthcare revenues from emerging markets were $222 million in the first quarter of 2014.

•	Research and development expenses decreased 18% in the first quarter of 2014, compared to the same period in 2013, primarily reflecting the completion of certain Phase 3 clinical trials.

Global Established Pharmaceutical Operating Segment

•	Revenues decreased 13% in the first quarter of 2014, compared to the same period in 2013, including a decrease in operational revenues of 10%, primarily due to:

◦
the loss of exclusivity and subsequent launch of multi-source generic competition for Detrol LA in the U.S. in January 2014 and for Viagra in most major European markets in June 2013 (aggregate decline of approximately $170 million);

◦	a decline in branded Lipitor revenues in the U.S. and most other developed markets as a result of continued generic competition (approximately $158 million);

◦	a decline in Aricept revenues primarily due to the termination of the co-promotion agreement in Japan in December 2012 (approximately $33 million); and

◦
the near-term expiration of the co-promotion collaboration for Spiriva in Japan, the U.S. (where the collaboration expired in April 2014) and certain European countries, which, per the terms of the collaboration agreement, has resulted in a decline in Pfizer’s share of Spiriva revenues; the agreement has terminated in certain other countries (approximately $181 million), partially offset by:

◦	the strong operational performance of Lyrica in Europe (approximately $27 million); and

◦	the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $35 million).
The unfavorable impact of foreign exchange of 3% in the first quarter of 2014 also contributed to the decrease in GEP revenues.
Total GEP revenues from emerging markets were $1.7 billion in the first quarter of 2014.

•
Selling, informational and administrative expenses decreased 23% in the first quarter of 2014, compared to the same period in 2013, due to lower expenses for field force and administration, reflecting the benefits of cost-reduction and productivity initiatives.

•
Research and development expenses decreased 24% in the first quarter of 2014, compared to the same period in 2013, due to lower operating expenses, reflecting the benefits of cost-reduction and productivity initiatives, partially offset by increased spending on biosimilar R&D.

•	The favorable change in Other (income)/deductions––net in the first quarter of 2014 primarily reflects gains on sales of product rights.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the first quarter of 2014 reflect the following:

•	For Foreign currency translation adjustments, includes the reclassification of amounts associated with legal entity dispositions into income.

•
For Unrealized holding losses on derivative financial instruments, reflects the impact of fair value remeasurements (losses) and the reclassification of realized losses into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Unrealized holding gains/(losses) on available-for-sale securities, reflects the impact of fair value remeasurements (gains) and the reclassification of realized gains into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains, net, reflects the reclassification of certain amounts related to amortization and settlements into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS
For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Short-term investments, Long-term investments, Short-term borrowings, including current portion of long-term debt, and Long-term debt, see the "Analysis of the Condensed Consolidated Statements of Cash Flows" section of this MD&A, the “Analysis of Financial Condition, Liquidity and Capital Resources: Selected Measures of Liquidity and Capital Resources” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

For information about certain balances in Accounts receivable, less allowance for doubtful accounts, see also the “Analysis of Financial Condition, Liquidity and Capital Resources: Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.

Virtually all of the changes in our asset and liability accounts as of March 30, 2014, compared to December 31, 2013, reflect, among other things, decreases due to changes in foreign currency exchange rates. The following explanations exclude the impact of foreign exchange.

•
For Accounts receivable, less allowance for doubtful accounts, the change also reflects reduced revenues of certain products more than offset by the timing of collections in the normal course of business.

•	For Inventories, the change also reflects decreases in pharmaceutical inventory in the normal course of business.

•
For Other current assets, the change also reflects the receipt of a portion of the Protonix patent litigation settlement income recognized in 2013 and a reduction in receivables in respect of derivative financial instruments. For additional information about the fair value of our financial instruments, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•	For Property, plant and equipment, less accumulated depreciation, the change also reflects depreciation, partially offset by capital additions.

•
For Identifiable intangible assets, less accumulated amortization, the change also reflects amortization and, to a much lesser extent, asset impairment charges. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets. For additional information about the asset impairment charges, see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net.

•
For Other noncurrent assets, the change also reflects increased receivables in respect of derivative financial instruments. For additional information about the fair value of our financial instruments, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•	For Accounts payable, the change also reflects the timing of payments in the normal course of business.

•
For Other current liabilities, the change also reflects an increase in our legal accruals, not yet paid, primarily for Neurontin-related matters, partially offset by the timing of payments and accruals in the normal course of business. For additional information about the legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change also reflects, among other things, pension contributions and benefit payments, partially offset by net periodic benefit cost. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change also reflects decrease in liabilities in respect of derivative financial instruments and a decrease in the deferred compensation liability, as well as the movement of certain amounts to a current classification. For additional information about the fair value of our financial instruments, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	March 30, 2014	March 31, 2013	% Change
Cash provided by/(used in):
Operating activities	$2,935	$2,303	27
Investing activities	(98)	(10,926)	(99)
Financing activities	(2,133)	434	*
Effect of exchange-rate changes on cash and cash equivalents	(25)	—	*
Net increase/(decrease) in Cash and cash equivalents	$679	$(8,189)	*

*	Calculation not meaningful.

In the condensed consolidated statements of cash flows, the Other changes in assets and liabilities, net of acquisitions and divestitures, are presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets.

Operating Activities

Our net cash provided by operating activities was $2.9 billion in the first three months of 2014, compared to $2.3 billion in the same period of 2013. The increase in net cash provided by operating activities reflects the timing of receipts and payments in the ordinary course of business.

In the first three months of 2014 and 2013, the change in the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects changes in the ordinary course of business for accounts receivable, inventory, other current assets, accounts payable, accrued compensation and other current and non-current liabilities and, for the first three months of 2014, includes the adjustment necessary to reflect the increase in our legal accruals that have not yet been paid, primarily for Neurontin-related matters. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about our legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net

Investing Activities

Our net cash used in investing activities was $0.1 billion in the first three months of 2014, compared to net cash used in investing activities of $10.9 billion in the same period in 2013. The decrease in net cash used in investing activities was primarily attributable to net purchases of investments of $10.8 billion in the first three months of 2013.

Financing Activities

Our net cash used in financing activities was $2.1 billion in the first three months of 2014, compared to net cash provided by financing activities of $0.4 billion in the same period in 2013. The increase in net cash used in financing activities was primarily attributable to:

•	net proceeds from borrowings of $0.3 billion in the first three months of 2014, compared to net proceeds from borrowings of $6.1 billion in the first three months of 2013; and

•	proceeds from the exercise of stock options of $425 million in the first three months of 2014, compared to $642 million in the first three months of 2013, partially offset by:

•	purchases of common stock of $1.2 billion in the first three months of 2014, compared to $4.6 billion in the first three months of 2013.

Supplemental Schedule of Non-Cash Investing and Financing Information

In the first three months of 2013, we:

•	exchanged Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013 for $2.5 billion;

•	exchanged Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012 for $1.0 billion; and

•	transferred certain product rights, valued at $1.2 billion, to an equity-method investment (Hisun Pfizer).

Zoetis is our former Animal Health business. For further details on Zoetis-related transactions, see Notes to Condensed Consolidated Financial Statements—Note 2A. Divestiture and Equity-Method Investments: Divestiture, and for further details on the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2B. Divestiture and Equity-Method Investments: Equity-Method Investments.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future, which include:

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

See also the "Proposed Combination with AstraZeneca PLC (AstraZeneca)" section of this MD&A above.

Our long-term debt is rated high quality by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody's). See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified and available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	March 30, 2014		December 31, 2013
Selected financial assets:
Cash and cash equivalents(a)	$2,862		$2,183
Short-term investments(a)	31,019		30,225
Long-term investments(a)	15,822		16,406
	49,703		48,814
Debt:
Short-term borrowings, including current portion of long-term debt	9,319		6,027
Long-term debt	27,649		30,462
	36,968		36,489
Net financial assets(b)	$12,735		$12,325

Working capital	$33,003		$32,878
Ratio of current assets to current liabilities	2.33	:1	2.41	:1
Total Pfizer Inc. shareholders' equity per common share(c)	$12.17		$11.93

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
Net financial assets increased as net cash provided by operating activities and the proceeds from the exercise of stock options, among other things, more than offset share purchases and dividend payments. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. There have been some improvements, especially in Spain, in the amount of outstanding accounts receivable balances in excess of one year.

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

As of March 30, 2014, we had about $900 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece, Portugal and Ireland where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $100 million, were as follows: $51 million in Italy; $27 million in Spain; $11 million in Greece; and $11 million in Portugal.

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

Our assessments about the recoverability of accounts receivables can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions included in our 2013 Financial Report, which was filed as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt		Date of Last Action
	Rating	Rating	Outlook
Moody’s	P-1	A1	Stable	October 2013
S&P	A-1+	AA	Stable	May 2013

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of commercial paper and other short-term borrowings. As of March 30, 2014, we had access to $8.5 billion of lines of credit, of which $928 million expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of the unused lines of credit, all of which expire in 2018, may be used to support commercial paper borrowings.

Global Economic Conditions––General

The challenging economic environment has not had, nor do we anticipate it will have, a significant impact on our liquidity. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that the challenging economic environment or a further economic downturn would not impact our ability to obtain financing in the future. See also "Global Economic Conditions––Venezuela Operations" below.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 of Venezuelan currency to the U.S. dollar. We incurred a foreign currency loss of $80 million immediately on the devaluation as a result of remeasuring the local balance sheets, and have experienced and expect to continue to experience adverse impacts to our earnings as our revenues and expenses in Venezuela continue to be translated into U.S. dollars at the lower 6.3 rate.

In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms, such that there are now three official rates of exchange, which, as of March 30, 2014, were the CENCOEX rate of 6.3; the SICAD I rate of 10.7; and the SICAD II rate of 50.85.

We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows, since we believe that the nature of our business operations in Venezuela (the importation, manufacture and distribution of pharmaceutical products and, to a lesser extent, consumer healthcare goods) would qualify for the most preferential rates permitted by law.

We cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, our ability to continue to operate in the country in the same manner as we have historically.

As of March 30, 2014, our net monetary assets in Venezuela that are subject to revaluation totaled approximately $360 million (remeasured at the 6.3 rate) and, during the first quarter of 2014, our Revenues from Venezuela totaled approximately $150 million (converted using the 6.3 rate).

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 30, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plan

On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, and share purchases commenced thereunder in October 2013.

In the first quarter of 2014, we purchased approximately 38 million shares of our common stock for approximately $1.2 billion under our publicly announced share-purchase plan. In the first quarter of 2013, we purchased approximately 170 million shares of our common stock for approximately $4.6 billion under our publicly announced share-purchase plans. After giving effect to share purchases through March 30, 2014, our remaining share-repurchase authorization was approximately $4.3 billion.

Dividends on Common Stock

In April 2014, our Board of Directors declared a dividend of $0.26 per share, payable June 3, 2014, to shareholders of record at the close of business on May 9, 2014.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of March 30, 2014

None that would have impacted these financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” "aim" and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, plans related to share repurchases and dividends and business-development plans, including with respect to a possible combination with AstraZeneca. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2014” section of this MD&A, the anticipated costs and cost savings set forth in the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and the contributions that we expect to make from our general assets to the Company's pension and postretirement plans during 2014 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access, including, in particular, continued government-mandated price reductions for certain biopharmaceutical products in certain European and emerging market countries and Japan;

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

•
uncertainties related to a possible combination between Pfizer and AstraZeneca, including, without limitation, whether AstraZeneca will engage in discussions with us regarding a possible combination; whether and on what terms we will pursue or consummate any combination with AstraZeneca, including whether the conditions to consummating any such combination will be satisfied or waived; and our ability to realize the anticipated benefits, including operational and financial synergies, potential growth opportunities and other benefits, from any such combination; and

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, and of the internal separation of our commercial operations into three new global businesses effective January 1, 2014.

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

Our 2013 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The operating segment information provided in this report does not purport to represent the revenues, costs and income from continuing operations before provision for taxes on income that each of our operating segments would have recorded had each segment operated as a standalone company during the periods presented.

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

Legal Proceedings and Contingencies

Information with respect to legal proceedings and contingencies required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 12A. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K.

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

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We previously have disclosed our multi-year initiatives to outsource some transaction-processing activities within certain accounting processes and to migrate to a consistent enterprise resource planning system across the organization. These initiatives have supported the growth of our financial shared service capabilities and the standardization of our financial systems, enhancing our internal control over financial reporting. None of these initiatives was in response to any identified deficiency or weakness in our internal control over financial reporting. We have now successfully completed these initiatives in almost all of our major markets.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 12A. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2013 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2013 Annual Report on Form 10-K, except as follows:

On April 28, 2014, Pfizer issued an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers disclosing that (a) in January 2014, Pfizer submitted a preliminary, non-binding indication of interest to the Board of Directors of AstraZeneca regarding a possible merger transaction with AstraZeneca; (b) after limited high-level discussions, AstraZeneca declined to pursue negotiations, the discussions were discontinued on January 14, 2014 and Pfizer then ceased to consider a possible transaction; and (c) in light of recent market developments, Pfizer contacted AstraZeneca on April 26, 2014 seeking to renew discussions, but AstraZeneca again declined to engage. On May 2, 2014, Pfizer issued an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers disclosing, among other things, that, having consulted with major shareholders, it submitted a revised written proposal to AstraZeneca to make an offer to combine the two companies pursuant to which AstraZeneca shareholders would receive, for each AstraZeneca share, 1.845 shares in the combined entity and 1,598 pence in cash. The revised proposal was rejected by AstraZeneca. Pfizer is considering its options with respect to AstraZeneca.

There are substantial risks and uncertainties related to a possible combination between Pfizer and AstraZeneca, including, without limitation, whether AstraZeneca will engage in discussions with us regarding a possible combination; whether and on what terms we will pursue or consummate any combination with AstraZeneca, including whether the conditions to consummating any such combination will be satisfied or waived; and our ability to realize the anticipated benefits, including operational and financial synergies, potential growth opportunities and other benefits, from any such combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock during the first fiscal quarter of 2014:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2014 through January 26, 2014	8,877,569	$30.88	8,842,100	$5,242,645,734
January 27, 2014 through February 23, 2014	13,117,545	$31.04	12,850,568	$4,843,685,502
February 24, 2014 through March 30, 2014	21,776,063	$31.98	16,414,496	$4,318,713,536
Total	43,771,177	$31.48	38,107,164

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan (the June 2013 Stock Purchase Plan), and share purchases commenced thereunder in October 2013.

(b)
In addition to amounts purchased under the June 2013 Stock Purchase Plan, these columns reflect the following transactions during the first fiscal quarter of 2014: (i) the surrender to Pfizer of 3,845,249 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 25,366 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 1,793,398 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 10.1	-	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders (File No. 001-03619)
2) Exhibit 10.2	-	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended.
3) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
4) Exhibit 15	-	Accountants’ Acknowledgment
5) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
6) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
7) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Pfizer Inc.
(Registrant)

Dated:	May 8, 2014	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)