Form 10-Q
period 2014-06-29
PFIZER INC
filed 2014-08-07
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

At August 4, 2014, 6,340,863,126 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues	$12,773	$12,973	$24,126	$25,383
Costs and expenses:
Cost of sales(a)	2,462	2,242	4,507	4,505
Selling, informational and administrative expenses(a)	3,520	3,591	6,560	6,808
Research and development expenses(a)	1,759	1,530	3,382	3,240
Amortization of intangible assets	1,001	1,140	2,118	2,359
Restructuring charges and certain acquisition-related costs	81	183	139	314
Other (income)/deductions––net	(53)	(1,070)	570	(925)
Income from continuing operations before provision for taxes on income	4,003	5,357	6,850	9,082
Provision for taxes on income	1,082	1,782	1,664	2,891
Income from continuing operations	2,921	3,575	5,186	6,191
Discontinued operations:
Income from discontinued operations––net of tax	(2)	141	3	290
Gain on disposal of discontinued operations––net of tax	2	10,418	70	10,418
Discontinued operations––net of tax	—	10,559	73	10,708
Net income before allocation to noncontrolling interests	2,921	14,134	5,259	16,899
Less: Net income attributable to noncontrolling interests	9	39	18	54
Net income attributable to Pfizer Inc.	$2,912	$14,095	$5,241	$16,845

Earnings per common share––basic(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.46	$0.51	$0.81	$0.87
Discontinued operations––net of tax	—	1.50	0.01	1.50
Net income attributable to Pfizer Inc. common shareholders	$0.46	$2.00	$0.82	$2.37

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.45	$0.50	$0.80	$0.86
Discontinued operations––net of tax	—	1.48	0.01	1.49
Net income attributable to Pfizer Inc. common shareholders	$0.45	$1.98	$0.81	$2.34

Weighted-average shares––basic	6,368	7,042	6,379	7,115
Weighted-average shares––diluted	6,444	7,117	6,460	7,185
Cash dividends paid per common share	$0.26	$0.24	$0.52	$0.48

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

(b)	EPS amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income before allocation to noncontrolling interests	$2,921	$14,134	$5,259	$16,899

Foreign currency translation adjustments	$233	$(755)	$158	$(1,047)
Reclassification adjustments(a)	—	171	(62)	171
	233	(584)	96	(876)
Unrealized holding gains/(losses) on derivative financial instruments	1	529	(57)	133
Reclassification adjustments for realized (gains)/losses(b)	74	(224)	86	302
	75	305	29	435
Unrealized holding gains/(losses) on available-for-sale securities	(15)	(178)	93	(188)
Reclassification adjustments for realized (gains)/losses(b)	(79)	74	(178)	(84)
	(94)	(104)	(85)	(272)
Benefit plans: actuarial gains/(losses), net	(11)	22	(5)	44
Reclassification adjustments related to amortization(c)	49	150	98	301
Reclassification adjustments related to settlements, net(c)	18	41	39	96
Other	(9)	43	(26)	140
	47	256	106	581
Benefit plans: prior service credits and other	—	—	—	3
Reclassification adjustments related to amortization(c)	(18)	(13)	(36)	(29)
Reclassification adjustments related to curtailments, net(c)	15	—	11	(9)
Other	—	(4)	(1)	(6)
	(3)	(17)	(26)	(41)
Other comprehensive income/(loss), before tax	258	(144)	120	(173)
Tax provision/(benefit) on other comprehensive income/(loss)(d)	5	187	(12)	363
Other comprehensive income/(loss) before allocation to noncontrolling interests	$253	$(331)	$132	$(536)

Comprehensive income before allocation to noncontrolling interests	$3,174	$13,803	$5,391	$16,363
Less: Comprehensive income attributable to noncontrolling interests	24	18	31	30
Comprehensive income attributable to Pfizer Inc.	$3,150	$13,785	$5,360	$16,333

(a)	Reclassified into Gain on disposal of discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Tax Provision/(Benefit) on Other Comprehensive Income/(Loss).

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	June 29, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$3,406	$2,183
Short-term investments	30,648	30,225
Accounts receivable, less allowance for doubtful accounts	10,388	9,357
Inventories	6,249	6,166
Current deferred tax assets and other current tax assets	4,869	4,624
Other current assets	2,727	3,689
Total current assets	58,287	56,244
Long-term investments	17,168	16,406
Property, plant and equipment, less accumulated depreciation	12,179	12,397
Goodwill	42,661	42,519
Identifiable intangible assets, less accumulated amortization	37,360	39,385
Noncurrent deferred tax assets and other noncurrent tax assets	1,383	1,554
Other noncurrent assets	3,574	3,596
Total assets	$172,612	$172,101

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$5,561	$6,027
Accounts payable	2,990	3,234
Dividends payable	1,650	1,663
Income taxes payable	760	678
Accrued compensation and related items	1,631	1,792
Other current liabilities	9,346	9,972
Total current liabilities	21,938	23,366

Long-term debt	32,267	30,462
Pension benefit obligations, net	4,483	4,635
Postretirement benefit obligations, net	2,621	2,668
Noncurrent deferred tax liabilities	26,309	25,590
Other taxes payable	3,800	3,993
Other noncurrent liabilities	4,238	4,767
Total liabilities	95,656	95,481

Commitments and Contingencies

Preferred stock	31	33
Common stock	454	453
Additional paid-in capital	78,208	77,283
Treasury stock	(70,535)	(67,923)
Retained earnings	71,627	69,732
Accumulated other comprehensive loss	(3,152)	(3,271)
Total Pfizer Inc. shareholders’ equity	76,633	76,307
Equity attributable to noncontrolling interests	323	313
Total equity	76,956	76,620
Total liabilities and equity	$172,612	$172,101

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013
Operating Activities
Net income before allocation to noncontrolling interests	$5,259	$16,899
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,880	3,400
Asset write-offs, impairments and related charges	189	648
Gain associated with the transfer of certain product rights to an equity-method investment	—	(459)
Gain on disposal of discontinued operations	(66)	(10,539)
Deferred taxes from continuing operations	853	1,254
Deferred taxes from discontinued operations	(2)	(19)
Share-based compensation expense	281	292
Benefit plan contributions (in excess of)/less than expense	(124)	149
Other non-cash adjustments, net	(299)	(101)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,949)	(5,464)
Net cash provided by operating activities	7,022	6,060

Investing Activities
Purchases of property, plant and equipment	(570)	(511)
Purchases of short-term investments	(21,081)	(21,663)
Proceeds from redemptions and sales of short-term investments	20,795	14,502
Net (purchases of)/proceeds from redemptions/sales of investments with original maturities of 90 days or less	1,399	(401)
Purchases of long-term investments	(5,327)	(5,233)
Proceeds from redemptions and sales of long-term investments	2,947	3,194
Acquisitions of businesses, net of cash acquired	—	(15)
Acquisitions of intangible assets	(56)	(127)
Other investing activities	288	171
Net cash used in investing activities	(1,605)	(10,083)

Financing Activities
Proceeds from short-term borrowings	1	2,334
Principal payments on short-term borrowings	(7)	(2,333)
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	(2,692)	2,251
Proceeds from issuance of long-term debt(a)	4,491	6,618
Principal payments on long-term debt	(752)	(2,394)
Purchases of common stock	(2,520)	(7,889)
Cash dividends paid	(3,320)	(3,436)
Proceeds from exercise of stock options	583	1,175
Other financing activities	43	74
Net cash used in financing activities	(4,173)	(3,600)
Effect of exchange-rate changes on cash and cash equivalents	(21)	(22)
Net increase/(decrease) in cash and cash equivalents	1,223	(7,645)
Cash and cash equivalents, beginning	2,183	10,081
Cash and cash equivalents, end	$3,406	$2,436

Supplemental Cash Flow Information
Non-cash transactions:
Sale of subsidiary common stock (Zoetis) for Pfizer common stock(b)	$—	$11,408
Exchange of subsidiary common stock (Zoetis) for the retirement of Pfizer commercial paper issued in 2013(b)	—	2,479
Exchange of subsidiary senior notes (Zoetis) for the retirement of Pfizer commercial paper issued in 2012(b)	—	992
Transfer of certain product rights to an equity-method investment (Hisun Pfizer)(c)	—	1,233
Cash paid during the period for:
Income taxes	$1,068	$1,305
Interest	996	1,103

(a)
In 2013, includes $2.6 billion from the issuance of senior notes by Zoetis (our former Animal Health subsidiary), net of the $1.0 billion non-cash exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012. See Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.

(b)	See Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.

(c)	See Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 25, 2014 and May 26, 2013.

In the condensed consolidated statements of comprehensive income, we have revised the presentation of other comprehensive income/(loss) shown in prior periods for derivative financial instruments and available-for-sale securities, as certain items had been reported net. In the condensed consolidated statements of cash flows, we have revised the classification of certain items shown in prior periods, none of which had a significant impact.

During April and May 2014, Pfizer issued a number of announcements pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers (the Code) regarding its consideration of a possible offer for AstraZeneca PLC (AstraZeneca) and proposals made to the board of AstraZeneca in connection therewith. Pfizer announced on May 26, 2014 that it did not intend to make an offer for AstraZeneca. The announcement was made in accordance with Rule 2.8 of the Code. As a result of this announcement, Pfizer, together with any party acting in concert with Pfizer, is bound by the restrictions contained in Rule 2.8 of the Code.

On June 24, 2013, we completed the full disposition of our Animal Health business, Zoetis Inc. (Zoetis), and recognized a gain of approximately $10.4 billion, net of tax, in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2013. The operating results of this business are reported as Discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2013. For additional information, see Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.

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

Note 2. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments

A. Acquisition

Nexium Over-the-Counter Rights
In August 2012, we entered into an agreement with AstraZeneca for the exclusive, global, over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. At that time, we made an upfront payment of $250 million to AstraZeneca, which was expensed. On March 28, 2014, the FDA approved Nexium 24HR (esomeprazole 20mg) for OTC use. Pfizer launched the product in the U.S. on May 27, 2014 and subsequently on July 11, 2014, we paid AstraZeneca a $200 million product launch milestone in accordance with the terms of the agreement. The milestone for this Consumer Healthcare asset acquisition has been recorded in Identifiable intangible assets, less accumulated amortization in the condensed consolidated balance sheet and will be amortized over its estimated useful life. AstraZeneca is eligible to receive future milestone payments of up to $350 million, based on product launches outside the U.S. and level of worldwide sales, as well as royalty payments, based on worldwide sales.

B. Divestiture

Animal Health Business—(Zoetis)

On June 24, 2013, we completed the full disposition of Zoetis. The full disposition was completed through a series of steps, including, in the first quarter of 2013, the formation of Zoetis and an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and, in the second quarter of 2013, an exchange offer for the remaining 80.2% interest.

With respect to the formation and disposition of Zoetis, in the first six months of 2013:

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

•
Initial Public Offering (19.8% Interest)—On February 6, 2013, an IPO of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis (all of the Class A common stock, including shares sold pursuant to the underwriters' option to purchase additional shares, which was exercised in full) in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013. The Class A common stock sold in the IPO represented approximately 19.8% of the total outstanding Zoetis shares. The excess of the consideration received over the net book value of our divested interest was approximately $2.3 billion and was recorded in Additional paid-in capital.

•
Exchange Offer (80.2% Interest)—On June 24, 2013, we exchanged all of our remaining interest in Zoetis for Pfizer common stock and recognized a gain on sale of approximately $10.4 billion, net of income taxes resulting from certain legal entity reorganizations, which was recorded in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2013.

The operating results of the Animal Health business are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Discontinued Operations

The following table provides the components of Discontinued operations—net of tax, virtually all of which relates to Zoetis:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues	$—	$1,112	$—	$2,201
Pre-tax income from discontinued operations	(3)	189	2	389
Provision for taxes on income(a)	(1)	48	(1)	99
Income from discontinued operations––net of tax	(2)	141	3	290
Pre-tax gain on disposal of discontinued operations(b)	2	10,539	66	10,539
Provision for taxes on income(b), (c)	—	121	(4)	121
Gain on disposal of discontinued operations––net of tax(b)	2	10,418	70	10,418
Discontinued operations––net of tax	$—	$10,559	$73	$10,708

(a)
Includes deferred tax benefits of $2 million and $26 million for the three months ended June 29, 2014 and June 30, 2013, respectively, and deferred tax benefits of $2 million and $19 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

(b)	For the three and six months ended June 29, 2014, represents post-close adjustments.

(c)	Reflects income taxes resulting from certain legal entity reorganizations.

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the six months ended June 30, 2013, except that financing activities include the cash proceeds from the issuance of senior notes by Zoetis.

C. Collaborative Arrangement

Collaboration with Cellectis SA (Cellectis)

On June 18, 2014, we entered into a global strategic collaboration with Cellectis to develop Chimeric Antigen Receptor T-cell (CAR-T) immunotherapies in the field of oncology directed at select cellular surface antigen targets. Cellectis received an upfront payment of $80 million in August 2014, and will receive funding for research and development costs associated with Pfizer-selected targets and the four Cellectis-selected targets within the collaboration. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per Pfizer product within the collaboration. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer. Additionally, we entered into an agreement to acquire approximately 10% of the Cellectis capital through the purchase of newly issued shares at 9.25 Euro per share, for a total investment of approximately $35 million.

D. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)

On September 6, 2012, we and Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun), a leading pharmaceutical company in China, formed a new company, Hisun Pfizer, 49% owned by Pfizer and 51% owned by Hisun, to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. In the first quarter of 2013, we and Hisun contributed certain assets to Hisun Pfizer. Our contributions constituted a business, as defined by U.S. GAAP, and in the first six months of 2013, we recognized a pre-tax gain of approximately $459 million in Other (income) deductions––net, reflecting the transfer of the business to Hisun Pfizer (including an allocation of goodwill from our former Emerging Markets reporting unit as part of the carrying amount of the business transferred). Since we hold a 49% interest in Hisun Pfizer, we had an indirect retained interest in the contributed assets. As such, 49% of the gain, or $225 million, represented the portion of the gain associated with that indirect retained interest.

Investment in ViiV Healthcare Limited

On January 21, 2014, the European Commission approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV Healthcare Limited (ViiV), an equity method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our equity interest in ViiV from 12.6% to 11.7%

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and an increase in GlaxoSmithKline plc’s equity interest in ViiV from 77.4% to 78.3%, effective April 1, 2014. As a result, in the first six months of 2014, we recognized a loss of approximately $28 million in Other (income)/deductions––net.

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

In 2014, we have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of ten sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $450 million associated with prior acquisition activity and costs of approximately $1.5 billion associated with new non-acquisition-related cost-reduction initiatives.

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

Current-Period Key Activities

In the first six months of 2014, we incurred approximately $423 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Restructuring charges(a):
Employee terminations	$17	$136	$47	$115
Asset impairments	13	12	19	115
Exit costs	36	2	40	15
Total restructuring charges	66	150	106	245
Integration costs(b)	15	33	33	69
Restructuring charges and certain acquisition-related costs	81	183	139	314
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	72	58	146	91
Selling, informational and administrative expenses	1	8	1	19
Research and development expenses	29	3	29	94
Total additional depreciation––asset restructuring	102	69	176	204
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	22	5	28	11
Selling, informational and administrative expenses	38	34	53	65
Research and development expenses	16	7	27	9
Total implementation costs	76	46	108	85
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$259	$298	$423	$603

(a)	In the six months ended June 29, 2014, Employee terminations represent the expected reduction of the workforce by approximately 300 employees, mainly in manufacturing and sales.
The restructuring charges in 2014 are associated with the following:

•
For the three months ended June 29, 2014, the Global Innovative Pharmaceutical segment (GIP) ($9 million), the Global Established Pharmaceutical segment (GEP) ($24 million), the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($6 million), Worldwide Research and Development and Medical ($8 million), manufacturing operations ($12 million) and Corporate ($7 million).

•
For the six months ended June 29, 2014, the Global Innovative Pharmaceutical segment (GIP) ($11 million), the Global Established Pharmaceutical segment (GEP) ($31 million), the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($6 million), Worldwide Research and Development and Medical ($9 million), manufacturing operations ($38 million) and Corporate ($11 million).

The restructuring charges in 2013 are associated with the following:

•
For the three months ended June 30, 2013, total operating segments ($54 million), Worldwide Research and Development and Medical ($12 million), manufacturing operations ($80 million) and Corporate ($4 million).

•
For the six months ended June 30, 2013, total operating segments ($67 million), Worldwide Research and Development and Medical ($15 million), manufacturing operations ($82 million) and Corporate ($81 million).

At the beginning of fiscal 2014, we revised our operating segments and are unable to identify these prior-period restructuring charges to the new individual segments.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2013(a)	$1,685	$—	$94	$1,779
Provision	47	19	40	106
Utilization and other(b)	(239)	(19)	(69)	(327)
Balance, June 29, 2014(c)	$1,493	$—	$65	$1,558

(a)	Included in Other current liabilities ($1.0 billion) and Other noncurrent liabilities ($767 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($1.0 billion) and Other noncurrent liabilities ($550 million).

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest income	$(104)	$(102)	$(196)	$(197)
Interest expense(a)	343	356	664	727
Net interest expense	239	254	468	530
Royalty-related income(b)	(239)	(120)	(487)	(183)
Patent litigation settlement income(c)	—	(1,351)	—	(1,351)
Other legal matters, net(d)	(2)	(12)	692	(95)
Gain associated with the transfer of certain product rights(e)	—	31	—	(459)
Net gains on asset disposals(f)	(33)	(28)	(214)	(54)
Certain asset impairments and related charges(g)	—	127	115	525
Costs associated with the Zoetis IPO(h)	—	—	—	18
Other, net	(18)	29	(4)	144
Other (income)/deductions––net	$(53)	$(1,070)	$570	$(925)

(a)	Interest expense decreased in the second quarter and first six months of 2014 primarily due to the benefit of the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
Royalty-related income increased in the second quarter and first six months of 2014 primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period.

(c)
In 2013, reflects income from a litigation settlement with Teva Pharmaceuticals Industries Ltd. (Teva) and Sun Pharmaceutical Industries Ltd. (Sun) for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the U.S. As of June 29, 2014, approximately $256 million is not yet due and is included in Other current assets.

(d)
In the first six months of 2014, primarily includes approximately $620 million for Neurontin-related matters (including off-label promotion actions and antitrust actions) and approximately $55 million for an Effexor-related matter. In the first six months of 2013, primarily includes an $80 million insurance recovery related to a certain litigation matter. For additional information, see Note 12A. Commitments and Contingencies: Legal Proceedings.

(e)
In the first six months of 2013, represents the gain associated with the transfer of certain product rights to Hisun Pfizer, our 49%-owned equity-method investment in China. For additional information, see Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

(f)	In the first six months of 2014, primarily includes gains on sales of product rights (approximately $96 million) and gains on sales of investments in equity securities (approximately $98 million).

(g)
In the first six months of 2014, includes intangible asset impairment charges of $114 million, virtually all of which relates to an in-process research and development (IPR&D) compound for the treatment of skin fibrosis. The intangible asset impairment charge for the first six months of 2014 is associated with Worldwide Research and Development and reflects, among other things, the impact of changes to the development program. In the first six months of 2013, includes intangible asset impairment charges of $489 million, primarily reflecting (i) $394 million of developed technology rights (for use in the development of bone and cartilage) acquired in connection with our acquisition of Wyeth, and (ii) $81 million related to two IPR&D compounds. The intangible asset impairment charges for 2013 reflect, among other things, updated commercial forecasts. The impairment charges for the first six months of 2013 are associated with the following: Global

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Innovative Pharmaceutical segment ($432 million), Worldwide Research and Development ($43 million) and Consumer Healthcare ($14 million). In addition, the first six months of 2013 also includes charges of approximately $36 million for certain private equity securities.

(h)
Represents costs incurred in connection with the IPO of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For additional information, see Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.

The asset impairment charges included in Other (income)/deductions––net for the first six months of 2014 virtually all relate to identifiable intangible assets and are based on estimates of fair value.

The following table provides additional information about the intangible assets that were impaired during the first six months of 2014 in Other (income)/deductions––net:
	Fair Value(a)				Six Months Ended June 29, 2014
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$79	$—	$—	$79	$114
Total	$79	$—	$—	$79	$114

(a)
The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects intangible assets written down to fair value in the first six months of 2014. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 27.0% for the second quarter of 2014, compared to 33.3% for the second quarter of 2013, and was 24.3% for the first six months of 2014, compared to 31.8% for the first six months of 2013.

The lower effective tax rate for the second quarter of 2014, in comparison with the same period in 2013, was primarily due to:

•	the non-recurrence in the second quarter of 2014 of the unfavorable impact of the tax rate associated with the patent litigation settlement income in the second quarter of 2013;

•
the favorable impact of the resolution in the second quarter of 2014 of certain tax positions, pertaining to prior years with various foreign tax authorities, and from the expiration of certain statutes of limitations; and

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by:

•	the expiration of the U.S. research and development (R&D) tax credit on December 31, 2013.
The lower effective tax rate for the first six months of 2014, in comparison with the same period in 2013, was primarily due to:

•
the favorable impact of the resolution in the first six months of 2014 of certain tax positions, pertaining to prior years primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations;

•
the non-recurrence in the first six months of 2014 of the unfavorable tax impact associated with the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our 49%-owned equity-method investment with Hisun in China in the first six months of 2013;

•	the non-recurrence in the first six months of 2014 of the unfavorable impact of the tax rate associated with the patent litigation settlement income in the first six months of 2013; and

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by:

•	the expiration of the U.S. R&D tax credit on December 31, 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the transfer of certain product rights in 2013, see Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments. For information about the patent litigation settlement income in 2013, see Note 4. Other (Income)/Deductions—Net.

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

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of the tax provision/(benefit) on Other comprehensive income/(loss):
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Foreign currency translation adjustments(a)	$(3)	$19	$(10)	$90
Unrealized holding gains/(losses) on derivative financial instruments	1	135	(16)	(20)
Reclassification adjustments for realized (gains)/losses	9	(89)	8	78
	10	46	(8)	58
Unrealized holding gains/(losses) on available-for-sale securities	(4)	4	23	15
Reclassification adjustments for realized (gains)/losses	(11)	31	(40)	6
	(15)	35	(17)	21
Benefit plans: actuarial gains/(losses), net	(3)	5	(2)	11
Reclassification adjustments related to amortization	16	52	32	106
Reclassification adjustments related to settlements, net	7	16	15	36
Other	5	21	(7)	58
	25	94	38	211
Benefit plans: prior service credits and other	—	2	—	1
Reclassification adjustments related to amortization	(7)	(6)	(14)	(12)
Reclassification adjustments related to curtailments, net	2	(1)	1	(4)
Other	(7)	(2)	(2)	(2)
	(12)	(7)	(15)	(17)
Tax provision/(benefit) on other comprehensive income/(loss)	$5	$187	$(12)	$363

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(590)	$79	$150	$(3,223)	$313	$(3,271)
Other comprehensive income/(loss)(a)	93	37	(68)	68	(11)	119
Balance, June 29, 2014	$(497)	$116	$82	$(3,155)	$302	$(3,152)

(a)	Amounts do not include foreign currency translation income of $13 million attributable to noncontrolling interests for the first six months of 2014.

As of June 29, 2014, with respect to derivative financial instruments, the amount of unrealized pre-tax gains and/or losses estimated to be reclassified into income within the next 12 months is not significant.

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	June 29, 2014	December 31, 2013
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$105	$126
Available-for-sale debt securities(c)	36,189	34,899
Available-for-sale money market funds	1,474	945
Available-for-sale equity securities, excluding money market funds(c)	306	356
Derivative financial instruments in receivable positions(d):
Interest rate swaps	555	468
Foreign currency swaps	637	871
Foreign currency forward-exchange contracts	122	172
	39,388	37,837
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	9,001	9,139
Private equity securities, carried at equity-method or at cost(e), (f)	2,171	2,270
	11,172	11,409
Total selected financial assets	$50,560	$49,246
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$90	$301
Foreign currency swaps	182	110
Foreign currency forward-exchange contracts	119	219
	391	630
Other selected financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e)	5,561	6,027
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	32,267	30,462
	37,828	36,489
Total selected financial liabilities	$38,219	$37,119

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs.

(b)	Trading securities are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $14 million and foreign currency forward-exchange contracts with fair values of $61 million as of June 29, 2014; and interest rate swaps with fair values of $38 million, foreign currency swaps with fair values of $30 million and foreign currency forward-exchange contracts with fair values of $66 million as of December 31, 2013.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 29, 2014 or December 31, 2013. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $90 million and foreign currency forward-exchange contracts with fair values of $57 million as of June 29, 2014; and foreign currency swaps with fair values of $76 million and foreign currency forward-exchange contracts with fair values of $77 million as of December 31, 2013.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)	Includes foreign currency debt with fair values of $669 million as of June 29, 2014 and $651 million as of December 31, 2013, which are used as hedging instruments.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) is $37.0 billion as of June 29, 2014 and $35.1 billion as of December 31, 2013. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	June 29, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,430	$1,104
Short-term investments	30,648	30,225
Long-term investments	17,168	16,406
Other current assets(a)	203	286
Other noncurrent assets(b)	1,111	1,225
	$50,560	$49,246
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,561	$6,027
Other current liabilities(c)	215	303
Long-term debt	32,267	30,462
Other noncurrent liabilities(d)	176	327
	$38,219	37,119

(a)
As of June 29, 2014, derivative instruments at fair value include interest rate swaps ($73 million), foreign currency swaps ($8 million) and foreign currency forward-exchange contracts ($122 million) and, as of December 31, 2013, include interest rate swaps ($90 million), foreign currency swaps ($24 million) and foreign currency forward-exchange contracts ($172 million).

(b)
As of June 29, 2014, derivative instruments at fair value include interest rate swaps ($482 million) and foreign currency swaps ($629 million) and, as of December 31, 2013, include interest rate swaps ($378 million) and foreign currency swaps ($847 million).

(c)
As of June 29, 2014, derivative instruments at fair value include interest rate swaps ($2 million), foreign currency swaps ($94 million) and foreign currency forward-exchange contracts ($119 million) and, as of December 31, 2013, include foreign currency swaps ($84 million) and foreign currency forward-exchange contracts ($219 million).

(d)
As of June 29, 2014, derivative instruments at fair value include interest rate swaps ($88 million) and foreign currency swaps ($88 million) and, as of December 31, 2013, include interest rate swaps ($301 million) and foreign currency swaps ($26 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:
	Years				June 29, 2014
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Japanese and other government debt(a)	$12,844	$2,406	$—	$1	$15,251
Corporate debt(b)	2,306	5,018	1,581	265	9,170
U.S. government debt	2,151	782	10	—	2,943
Western European, Scandinavian, Australian and other government agency debt(a)	1,965	367	—	—	2,332
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	—	1,924	—	—	1,924
Reverse repurchase agreements(c)	1,767	—	—	—	1,767
Supranational debt(a)	638	1,040	—	—	1,678
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	18	775	—	331	1,124
Held-to-maturity debt securities
Western European, Scandinavian and other government debt(a)	5,547	—	—	—	5,547
Western European, Scandinavian and other government agency debt,(a) time deposits and other	3,368	63	23	—	3,454
Total debt securities	$30,604	$12,375	$1,614	$597	$45,190

(a)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

(b)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

(c)	Involving U.S. securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $3.0 billion as of December 31, 2013. There were no commercial paper borrowings as of June 29, 2014.

D. Long-Term Debt

On May 15, 2014, we completed a public offering of $4.5 billion aggregate principal amount of senior unsecured notes.

The following table provides the components of the senior unsecured long-term debt issued in the second quarter of 2014:
(MILLIONS OF DOLLARS)	Maturity Date	As of June 29, 2014

1.1% Notes(a), (b)	May 2017	$1,000
2.1% Notes(a), (b)	May 2019	1,500
3.4% Notes(a), (b)	May 2024	1,000
4.4% Notes(a), (b)	May 2044	500
Three-month U.S. dollar London Interbank Offering Rate (LIBOR) plus 0.15% Notes(c)	May 2017	500
Total long-term debt issued in the second quarter of 2014		$4,500

(a)	Interest is payable semi-annually beginning November 15, 2014.

(b)
The notes are redeemable, in whole or in part, at any time at Pfizer's option, at a redemption price equal to the greater of 100% of the principal amount of the notes being redeemed on the redemption date, or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus an incremental percentage, depending on the issuance; plus, in each case, accrued and unpaid interest.

(c)	Interest is payable quarterly beginning August 15, 2014.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the maturity schedule of our Long-term debt outstanding as of June 29, 2014:

(MILLIONS OF DOLLARS)	2015	2016	2017	2018	After 2018	TOTAL
Maturities	$—	$4,394	$4,136	$2,412	$21,325	$32,267

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of June 29, 2014, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $40.0 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.6 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of June 29, 2014, the aggregate notional amount of interest rate derivative financial instruments is $16.6 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(3)	$268	$2	$131
Foreign currency forward-exchange contracts	—	—	4	261	(76)	93

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	(3)	16	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	32	(21)	—	—	—	—
Foreign currency swaps	3	5	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(8)	34	—	—
	$35	$(16)	$(10)	$579	$(74)	$224
Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(18)	$(181)	$11	$(251)
Foreign currency forward-exchange contracts	—	—	(39)	314	(97)	(51)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	(3)	(11)	139	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	20	128	—	—	—	—
Foreign currency swaps	—	1	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(22)	97	—	—
All other net	(3)	—	—	—	—	—
	$17	$126	$(90)	$369	$(86)	$(302)

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
Also, includes gains and losses attributable to derivative instruments designated and qualifying as fair value hedges, as well as the offsetting gains and losses attributable to the hedged items in such hedging relationships.

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of June 29, 2014, the aggregate fair value of these derivative instruments that are in a net liability position is $76 million, for which we have posted collateral of $78 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. At June 29, 2014, if there had been a downgrade to below an A rating by Standard & Poor's (S&P) or the equivalent rating by Moody’s Investors Service, on June 29, 2014, we would have been required to post an additional $3 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of June 29, 2014, we had $2.3 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B. Financial Instruments: Investments in Debt Securities above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. For information about our financial instruments (excluding the impact of collateral), see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities and Note 7B. Financial Instruments: Investments in Debt Securities above. For information about the collateral posted on our derivative instruments, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities above. As of June 29, 2014, we received cash collateral of $1.3 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts in a receivable position. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	June 29, 2014	December 31, 2013
Finished goods	$2,216	$2,216
Work-in-process	3,445	3,445
Raw materials and supplies	588	505
Inventories	$6,249	$6,166
Noncurrent inventories not included above(a)	$474	$463

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

Our businesses were previously managed through four operating segments (Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, and Consumer Healthcare) and, since the beginning of fiscal 2014, our businesses are now managed through three different operating segments: the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information, see Note 13. Segment, Geographic and Other Revenue Information.

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

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	To be Allocated(a)	Total
Balance, December 31, 2013	$	$	$	$42,519	$42,519
Additions				—	—
Other(b)				142	142
Balance, June 29, 2014	$	$	$	$42,661	$42,661

(a)
The amount to be allocated includes the goodwill associated with our former biopharmaceutical operating segments (see above), for which the allocation to our new reporting units, and, as a result, to the new operating segments, is pending.

(b)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	June 29, 2014			December 31, 2013
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$72,030	$(43,599)	$28,431	$72,038	$(41,541)	$30,497
Brands	1,944	(815)	1,129	1,743	(773)	970
Licensing agreements and other	921	(824)	97	896	(805)	91
	74,895	(45,238)	29,657	74,677	(43,119)	31,558
Indefinite-lived intangible assets
Brands and other	7,374		7,374	7,384		7,384
In-process research and development	329		329	443		443
	7,703		7,703	7,827		7,827
Identifiable intangible assets(a)	$82,598	$(45,238)	$37,360	$82,504	$(43,119)	$39,385

(a)
The decrease in identifiable intangible assets, less accumulated amortization, is primarily related to amortization and, to a much lesser extent, asset impairment charges, partially offset by the Nexium over-the-counter milestone. For information about impairments of intangible assets, see Note 4. Other (Income)/Deductions—Net. For information about the Nexium over-the-counter milestone, see Note 2A. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Acquisition.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	June 29, 2014
	GIP	VOC	GEP	WRD(a)
Developed technology rights	34%	32%	34%	—%
Brands, finite-lived	—%	80%	20%	—%
Brands, indefinite-lived	—%	69%	31%	—%
In-process research and development	9%	58%	9%	24%

(a)	Worldwide Research and Development.

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.0 billion for the second quarter of 2014 and $1.2 billion for the second quarter of 2013, and $2.2 billion for the first six months of 2014 and $2.5 billion for the first six months of 2013.

Impairment Charges

For information about impairments of intangible assets, see Note 4. Other (Income)/Deductions—Net.

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield a successful product. The nature of the biopharmaceutical business is high-risk and, as such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future.

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost (including, in 2013, costs reported as part of discontinued operations):
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Three Months Ended
Net periodic benefit cost:
Service cost	$63	$75	$5	$6	$52	$54	$14	$15
Interest cost	175	167	14	13	101	93	42	41
Expected return on plan assets	(262)	(251)	—	—	(116)	(100)	(15)	(13)
Amortization of:
Actuarial losses	15	89	8	14	24	35	2	12
Prior service credits	(1)	(1)	(1)	—	(1)	(1)	(15)	(11)
Curtailments	—	—	—	—	16	(21)	(1)	(2)
Settlements	12	33	5	6	1	1	—	—
Special termination benefits	—	—	—	—	3	2	—	—
	$2	$112	$31	$39	$80	$63	$27	$42

Six Months Ended
Net periodic benefit cost:
Service cost	$127	$152	$10	$13	$104	$110	$28	$31
Interest cost	350	335	29	27	201	190	84	83
Expected return on plan assets	(525)	(504)	—	—	(230)	(204)	(31)	(27)
Amortization of:
Actuarial losses	31	179	15	27	49	72	3	23
Prior service credits	(3)	(3)	(1)	(1)	(3)	(3)	(29)	(22)
Curtailments	2	(1)	—	—	15	(22)	(4)	(9)
Settlements	21	63	16	28	2	5	—	—
Special termination benefits	—	—	—	—	5	2	—	—
	$3	$221	$69	$94	$143	$150	$51	$79

(a)
The decrease in net periodic benefit costs for the three and six months ended June 29, 2014, compared to the three and six months ended June 30, 2013, for our U.S. qualified pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation (which reduced the amount of deferred actuarial losses), lower service cost resulting from cost-reduction initiatives, lower settlement activity and greater expected return on plan

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets resulting from an increased plan asset base, partially offset by higher interest costs resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation.

(b)
The decrease in net periodic benefit costs for the three and six months ended June 29, 2014, compared to the three and six months ended June 30, 2013, for our U.S. supplemental (non-qualified) pension plans was primarily driven by lower settlement activity and the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation.

(c)
The decrease in net periodic benefit costs for the six months ended June 29, 2014, compared to the six months ended June 30, 2013, for our international pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from increases, in 2013, in the discount rates used to determine the benefit obligations, greater expected return on plan assets resulting from an increased plan asset base, partially offset by the change in the impact of curtailments associated with restructuring initiatives. The increase in net periodic benefit costs for the three months ended June 29, 2014 for our international pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from increases, in 2013, in the discount rates used to determine the benefit obligations, greater expected return on plan assets resulting from an increased plan asset base, more than offset by the change in the impact of curtailments associated with restructuring initiatives.

As of and for the six months ended June 29, 2014, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the six months ended June 29, 2014	$1	$112	$159	$118
Expected contributions from our general assets during 2014(a)	$6	$181	$312	$241

(a)
Contributions expected to be made for 2014 are inclusive of amounts contributed during the six months ended June 29, 2014. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Six Months Ended
(IN MILLIONS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
EPS Numerator––Basic
Income from continuing operations	$2,921	$3,575	$5,186	$6,191
Less: Net income attributable to noncontrolling interests	9	10	18	19
Income from continuing operations attributable to Pfizer Inc.	2,912	3,565	5,168	6,172
Less: Preferred stock dividends––net of tax	1	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,911	3,565	5,167	6,171
Discontinued operations––net of tax	—	10,559	73	10,708
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	25	—	39
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	—	10,534	73	10,669
Net income attributable to Pfizer Inc. common shareholders	$2,911	$14,099	$5,240	$16,840
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,912	$3,565	$5,168	$6,172
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	10,534	73	10,669
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,912	$14,099	$5,241	$16,841
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,368	7,042	6,379	7,115
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	76	75	81	70
Weighted-average number of common shares outstanding––Diluted	6,444	7,117	6,460	7,185
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	44	44	44	44

(a)
These common stock equivalents were outstanding for the six months ended June 29, 2014 and June 30, 2013, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Actions In Which We Are The Plaintiff

Viagra (sildenafil)
In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc. and Actavis, Inc. These generic drug manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, which expires in 2020 (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil).

In May and June 2011, respectively, Watson Laboratories Inc. (Watson) and Hetero Labs Limited (Hetero) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. Each

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

asserts the invalidity and non-infringement of the Viagra use patent. In June and July 2011, respectively, we filed actions against Watson and Hetero in the U.S. District Court for the Southern District of New York asserting the validity and infringement of the Viagra use patent.

In February 2014, Torrent Pharmaceuticals Ltd. (Torrent) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market its generic version of Viagra. Torrent asserted the invalidity and non-infringement of the Viagra use patent. In March 2014, we filed actions against Torrent in the U.S. District Courts for the Southern District of New York and the District of New Jersey asserting the validity and infringement of the Viagra use patent. In May 2014, we settled our claims against Torrent on terms that are not material to us.

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

Lyrica (pregabalin)
Beginning in March 2009, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic drug manufacturer, Lyrica oral solution. Each of the generic drug manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, one of which expired in October 2013 and the other of which expires in 2018. Each of the generic drug manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic drug manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases were consolidated in the District of Delaware. In July 2012, the court held that all three patents are valid and infringed. In August 2012, the generic drug manufacturers appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In February 2014, the Federal Circuit affirmed the decision of the District Court with respect to the validity and enforcement of one claim of the basic patent and determined, on the ground of mootness, that it did not have to render a decision on any other issues raised on appeal, including with respect to the other patent that expires in 2018. The generic drug manufacturers' time to file a petition for certiorari requesting a review by the U.S. Supreme Court expired in May 2014. As a result, the generic drug manufacturers cannot obtain FDA approval for their generic versions of Lyrica or market those products in the U.S. prior to the expiration of the basic patent in 2018.

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

Each of Novel, Alembic and Wockhardt agreed to a stay of the respective actions described above and to be bound by any final judgment of infringement and validity of the patents at issue in the consolidated action discussed above in the first paragraph of this section. In late May and early June 2014, the District Court entered consent judgments against Novel, Alembic and Wockhardt, and, as a result, these generic drug manufacturers cannot obtain FDA approval for their generic versions of Lyrica or market their products in the U.S. prior to the expiration of the basic patent in December 2018.

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

Embeda (morphine sulfate/naltrexone hydrochloride extended-release capsules)
In August 2011, Watson Laboratories Inc. - Florida (Watson Florida) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Embeda extended-release capsules. Watson Florida asserted the invalidity and non-infringement of three formulation patents that expire in 2027. In October 2011, we filed an action against Watson Florida in the U.S. District Court for the District of Delaware asserting the infringement of, and defending against the allegations of the invalidity of, the three formulation patents. In August 2014, we settled our claims against Watson Florida on terms that are not material to us.

Pristiq (desvenlafaxine)
Beginning in May 2012, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Pristiq. Each of the generic drug manufacturers asserted the invalidity, unenforceability and/or non-infringement of two patents for Pristiq that expire in 2022 and 2027. Beginning in June 2012, we filed actions against these generic drug manufacturers in the U.S. District Court for the District of Delaware asserting the validity, enforceability and infringement of those patents. All of these actions were consolidated in the District of Delaware. We have recently settled our claims against all of the generic drug manufacturers in the consolidated action on terms that permit them to launch a generic version of Pristiq in the U.S. prior to the expiration of the patents that were the subject of the challenge.

Celebrex (celecoxib)
In March 2013, the U.S. Patent and Trademark Office granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent, against Teva Pharmaceuticals USA, Inc. (Teva USA), Mylan Pharmaceuticals Inc. (Mylan), Watson, Lupin Pharmaceuticals USA, Inc., Apotex Corp. and Apotex Inc. Each of those generic drug companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib. In March 2014, the court granted the defendants’ motion for summary judgment, invalidating the reissue patent. In May 2014, we appealed the District Court's decision to the U.S. Court of Appeals for the Federal Circuit.

In April 2014, we entered into settlement agreements with two of the defendants, Teva USA and Watson, pursuant to which we granted licenses to the reissue patent permitting Teva USA and Watson to launch generic versions of celecoxib in the U.S. beginning in December 2014. In June 2014, we entered into a settlement agreement with Mylan, pursuant to which we granted a license to the reissue patent permitting Mylan to launch generic versions of celecoxib in the U.S. beginning in December 2014.

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

Tygacil (tigecycline)
In September 2013, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Apotex Inc. asserts the non-infringement of the polymorph patent for Tygacil that expires

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in 2030, but has not challenged the basic patent, which expires in 2016. In September 2013, we filed suit against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the infringement of the polymorph patent.

In May 2014, CFT Pharmaceuticals LLC (CFT) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. CFT asserts the invalidity and non-infringement of (i) the polymorph patent for Tygacil and (ii) the formulation patent for Tygacil that expires in 2029, but has not challenged the basic patent. In June 2014, we filed suit against CFT in the U.S. District Court for the District of Delaware asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

In May 2014, Aurobindo Pharma Limited (Aurobindo) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Aurobindo asserts the invalidity and non-infringement of (i) the polymorph patent for Tygacil and (ii) the formulation patent for Tygacil, but has not challenged the basic patent. In July 2014, we filed suit against Aurobindo in the U.S. District Court for the District of Delaware asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

Actions In Which We Are The Defendant

Lipitor (atorvastatin)
In an action initially brought against us by a generic drug company, the Beijing High Court upheld the validity of our patent in China covering the crystalline form of atorvastatin in Lipitor. The crystalline patent expires in July 2016 and is the only patent covering Lipitor in China. In January 2014, the China Supreme People’s Court (SPC) notified us that it will conduct a retrial regarding certain issues related to the validity of the crystalline patent. If there were an adverse decision by the SPC, we would expect additional generic competition for Lipitor in China, and the price for Lipitor in China may be subject to a government-imposed price reduction larger than might otherwise occur.

Effexor XR (venlafaxine HCI)
In 2006, Wyeth and Wyeth Canada Limited (the Wyeth companies) filed an action in the Federal Court in Canada against Ratiopharm Inc. (Ratiopharm) seeking to prevent Ratiopharm from obtaining approval in Canada for its generic version of Effexor XR prior to the expiration of one of the Wyeth companies’ patents. As a result of that action, Ratiopharm was enjoined from obtaining regulatory approval for its generic product. However, in August 2007, the Federal Court of Appeal in Canada ruled that the patent at issue could not be asserted against Ratiopharm under the applicable Canadian regulations governing approvals, and it dismissed the Wyeth companies’ action.

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

The trial in this action was held in January 2014, and the court issued various findings in March 2014. On June 30, 2014, the Federal Court issued a judgment based on those findings, awarding Teva Canada Limited damages of approximately Canadian dollars 125 million, consisting of compensatory damages, pre-judgment interest and legal costs. This judgment does not account for the Canadian dollars 52.5 million previously paid to Teva Canada Limited by Pfizer Inc., which will reduce the net liability to approximately Canadian dollars 67.0 million, which also reflects a reduction in accrued interest as a result of the earlier payment. Pfizer Canada Inc., as successor to the Wyeth companies, will appeal the judgment. As of June 29, 2014, 1 Canadian dollar was equivalent to approximately 0.9 U.S. dollars.

A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of June 29, 2014, approximately 62,180 claims naming American Optical and numerous other defendants were pending in various federal

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In May 2014, the court in the Multi-District Litigation granted Pfizer’s motion to exclude the testimony of the plaintiffs’ loss causation and damages expert. We subsequently filed a motion for summary judgment seeking dismissal of the litigation, and the plaintiffs filed a motion for leave to submit an amended report by their expert. In July 2014, the court denied the plaintiffs’ motion for leave to submit an amended report, and granted our motion for summary judgment, dismissing the plaintiffs’ claims in their entirety.

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
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Second Circuit. In August 2014, the U.S. Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction, and sent the case back to the District Court for clarification of its ruling regarding the plaintiff's employment claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common to the class members. The actions in Quebec, Alberta and British Columbia have been stayed in favor of the Ontario action, which is proceeding on a national basis.

Bapineuzumab
In June 2010, a purported class action was filed in the U.S. District Court for the District of New Jersey against Pfizer, as successor to Wyeth, and several former officers of Wyeth. The complaint alleged that Wyeth and the individual defendants violated federal securities laws by making or causing Wyeth to make false and misleading statements, and by failing to disclose or causing Wyeth to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab, a product in development for the treatment of Alzheimer’s disease. The plaintiff sought to represent a class consisting of all persons who purchased Wyeth securities from May 21, 2007 through July 2008 and sought damages in an unspecified amount on behalf of the putative class. In February 2012, the court granted the defendants’ motion to dismiss the complaint. In December 2012, the court granted the plaintiff's motion to file an amended complaint. In April 2013, the court granted the defendants' motion to dismiss the amended complaint. In May 2013, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Third Circuit. In June 2014, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's decision to dismiss the complaint.

Celebrex
In July 2014, purported class actions were filed in the United States District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs in these various actions seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation, and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014.

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

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto's chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto's chemical businesses, including, but not limited

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to, any such liabilities that Solutia assumed. Solutia's and New Monsanto's assumption of, and agreement to, indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto's chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and New Monsanto are defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses.

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

In May 2014, Pfizer Pharmaceuticals LLC (PPLLC) entered into a Consent Agreement and Final Order (CAFO) with the EPA to resolve allegations of non-compliance with certain provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. The CAFO resolves allegations that arose from matters voluntarily disclosed to the EPA in October 2011, as well as allegations made by the EPA in an October 2012 administrative complaint, which stemmed from its March 2010 inspection of the Barceloneta facility. Under the terms of the CAFO, PPLLC paid a civil penalty of $317,992 in June 2014 and agreed to complete a supplemental environmental project to fund the purchase of certain recycling equipment for the municipality of Barceloneta.

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

A5. Legal Proceedings––Certain Matters Resolved During the First Six Months of 2014

As previously reported, during the first six months of 2014, certain matters, including the matter discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.

Neurontin Antitrust Actions
In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation MDL-1479) that consolidated four actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 or who purchased generic gabapentin after it became available. The complaints alleged that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act. In April 2014, the parties entered into an agreement to settle this action for $190 million. In addition, in July 2014, Pfizer, Warner-Lambert and certain direct purchasers who opted out of the certified class entered into an agreement-in-principle to settle two actions pending in the District Court of New Jersey, that assert allegations substantially similar to those in the class, on terms not material to Pfizer.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 29, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

We have restated prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As our operations were not managed under the new structure until the beginning of the first quarter of 2014, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the second quarter and first six months of 2013 include allocations. The amounts subject to allocation methods in the second quarter of 2013 were approximately $520 million of Selling, informational and administrative expenses (SI&A) and approximately $160 million of Research and development expenses (R&D), and the amounts subjected to allocation methods in the first six months of 2013 were approximately $1.0 billion of Selling, informational and administrative expenses (SI&A) and approximately $420 million of Research and development expenses (R&D):

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $172.6 billion as of June 29, 2014 and approximately $172.1 billion as of December 31, 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Three Months Ended
Reportable Segments:
Global Innovative Pharmaceutical (GIP)	$3,547	$3,726	$2,009	$2,320
Global Vaccines, Oncology and Consumer Healthcare (VOC)	2,579	2,263	1,157	1,063
Global Established Pharmaceutical (GEP)	6,513	6,921	4,176	4,409
Total reportable segments	12,639	12,910	7,342	7,792
Other business activities(b)	63	63	(713)	(671)
Reconciling Items:
Corporate(c)	—	—	(1,287)	(1,437)
Purchase accounting adjustments(c)	—	—	(949)	(1,108)
Acquisition-related costs(c)	—	—	(47)	(113)
Certain significant items(d)	71	—	(238)	1,012
Other unallocated	—	—	(105)	(118)
	$12,773	$12,973	$4,003	$5,357
Six Months Ended
Reportable Segments:
Global Innovative Pharmaceutical business (GIP)	$6,623	$7,032	$3,776	$4,215
Global Vaccines, Oncology and Consumer Healthcare (VOC)	4,753	4,453	2,214	2,058
Global Established Pharmaceutical business (GEP)	12,503	13,782	8,225	8,861
Total reportable segments	23,879	25,267	14,215	15,134
Other business activities(b)	119	116	(1,380)	(1,331)
Reconciling Items:
Corporate(c)	—	—	(2,487)	(2,771)
Purchase accounting adjustments(c)	—	—	(1,957)	(2,327)
Acquisition-related costs(c)	—	—	(77)	(203)
Certain significant items(d)	128	—	(1,254)	924
Other unallocated	—	—	(210)	(344)
	$24,126	$25,383	$6,850	$9,082

(a)	Income from continuing operations before provision for taxes on income.

(b)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(c)	For a description, see the "Other Costs and Business Activities" section above.

(d)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
For Revenues in the second quarter and first six months of 2014, certain significant items represent revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.
For Earnings in the second quarter of 2014, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $9 million, (ii) charges for certain legal matters of $4 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $212 million and (v) other charges of $31 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.
For Earnings in the second quarter of 2013, certain significant items includes: (i) patent litigation settlement income of $1.4 billion, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $185 million, (iii) certain asset impairments and related charges of $95 million, and (iv) other charges of $59 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the first six months of 2014, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $17 million, (ii) charges for certain legal matters of $698 million, (iii) certain asset impairments and related charges of $114 million, (iv) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $346 million and (v) other charges of $113 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.
For Earnings in the first six months of 2013, certain significant items includes: (i) patent litigation settlement income of $1.4 billion, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $400 million, (iii) net credits for certain legal matters of $100 million, (iv) certain asset impairment charges of $489 million, (v) the gain associated with the transfer of certain product rights to our 49%-owned equity-method investment in China of $459 million, (vi) costs associated with the separation of Zoetis of $18 million and (vii) other charges of $79 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.

Equity in the net income of investees accounted for by the equity method is not significant for any of our operating segments.

B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
United States	$4,906	$5,090	(4)	$9,181	$10,004	(8)
Developed Europe(a)	3,008	2,913	3	5,803	5,717	2
Developed Rest of World(b)	1,861	2,108	(12)	3,589	4,147	(13)
Emerging Markets(c)	2,998	2,862	5	5,553	5,515	1
Revenues	$12,773	$12,973	(2)	$24,126	$25,383	(5)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.3 billion and $2.2 billion in the second quarter of 2014 and 2013, respectively, and $4.5 billion and $4.3 billion in the first six months of 2014 and 2013, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

The following table provides detailed revenue information:
		Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	Business(a)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Biopharmaceutical revenues:
Lyrica(b)	GIP/GEP	$1,315	$1,134	$2,465	$2,200
Prevnar family	V	1,097	969	2,024	1,896
Enbrel (Outside the U.S. and Canada)	GIP	977	960	1,891	1,837
Celebrex	GEP	762	715	1,386	1,368
Lipitor	GEP	543	545	1,000	1,171
Viagra(c)	GEP/GIP	427	484	801	945
Zyvox	GEP	348	346	669	688
Sutent	O	310	312	578	614
Norvasc	GEP	282	313	560	614
Premarin family	GEP	274	273	522	517
BeneFIX	GIP	227	217	428	406
Vfend	GEP	221	177	398	364
Pristiq	GEP	198	177	370	343
Genotropin	GIP	194	198	360	387
Chantix/Champix	GIP	170	166	317	332
Refacto AF/Xyntha	GIP	171	146	316	285
Xalatan/Xalacom	GEP	128	147	247	294
Medrol	GEP	115	123	221	236
Zoloft	GEP	104	109	205	225
Xalkori	O	108	67	196	120
Inlyta	O	101	71	189	134
Relpax	GEP	98	94	185	180
Sulperazon	GEP	92	73	180	144
Effexor	GEP	96	125	178	230
Fragmin	GEP	95	94	176	180
Rapamune	GIP	87	86	175	170
Zithromax/Zmax	GEP	76	83	168	199
Tygacil	GEP	82	92	156	179
EpiPen	GEP	89	73	152	145
Zosyn/Tazocin	GEP	75	102	149	189
Revatio	GEP	68	78	144	150
Toviaz	GIP	79	65	142	117
Cardura	GEP	68	75	134	151
Xanax/Xanax XR	GEP	68	65	127	135
Inspra	GEP	62	59	123	111
Xeljanz	GIP	68	22	120	33
Somavert	GIP	59	55	109	103
Neurontin	GEP	58	56	107	108
Unasyn	GEP	54	53	100	109
Diflucan	GEP	46	60	98	105
Protonix/Pantoprazole	GEP	50	48	98	95
Detrol/Detrol LA	GEP	57	155	94	306
Depo-Provera	GEP	40	53	93	90
BMP2	GIP	51	66	90	111
Alliance revenues(d)	GEP/GIP	235	756	448	1,503
All other GIP	GIP	131	148	237	269
All other GEP	GEP	1,620	1,781	3,187	3,490
All other V/O	V/O	51	44	93	78
Total biopharmaceutical revenues		11,727	12,110	22,206	23,656
Other revenues:
Consumer Healthcare	C	912	800	1,673	1,611
Other(e)		134	63	247	116
Revenues		$12,773	$12,973	$24,126	$25,383

(a)	Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V= the Global Vaccines business; O= the Global Oncology business; C = the Consumer Healthcare business; and GEP = the Global Established Pharmaceutical segment.

(b)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(c)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(d)	Includes Enbrel (GIP, in the U.S. and Canada through October 31, 2013), Spiriva (GEP), Rebif (GIP), Aricept (GEP) and Eliquis (GIP).

(e)
Other includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes, in 2014, the revenues related to our transitional manufacturing and supply agreements with Zoetis.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 29, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 29, 2014 and June 30, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 7, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 42, provides information about the following: our business; our performance during the second quarter and first six months of 2014 and 2013; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2014.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 53, and consists of the following sub-sections:

◦
Revenues and Product Developments. This sub-section, beginning on page 53, provides an analysis of our revenues and products for the second quarter and first six months of 2014 and 2013, including an overview of important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 65, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 69, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, on page 70, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 70, provides a discussion of an alternative view of performance used by management.

◦	Analysis of Operating Segment Information. This sub-section, beginning on page 77, provides a discussion of the performance of each of our operating segments.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, beginning on page 83, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 84, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 85, provides an analysis of our cash flows for the first six months of 2014 and 2013.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 86, provides an analysis of selected measures of our liquidity and of our capital resources as of June 29, 2014 and December 31, 2013, as well as a discussion of our outstanding debt and other commitments that existed as of June 29, 2014 and December 31, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, beginning on page 89, discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 90, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, plans relating to share repurchases and dividends and business-development plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Revenues	$12,773	$12,973	(2)	$24,126	$25,383	(5)

Cost of sales	2,462	2,242	10	4,507	4,505	—
% of revenues	19.3%	17.3%		18.7%	17.7%

Selling, informational and administrative expenses	3,520	3,591	(2)	6,560	6,808	(4)
% of revenues	27.6%	27.7%		27.2%	26.8%

Research and development expenses	1,759	1,530	15	3,382	3,240	4
% of revenues	13.8%	11.8%		14.0%	12.8%

Amortization of intangible assets	1,001	1,140	(12)	2,118	2,359	(10)
% of revenues	7.8%	8.8%		8.8%	9.3%

Restructuring charges and certain acquisition-related costs	81	183	(56)	139	314	(56)
% of revenues	0.6%	1.4%		0.6%	1.2%

Other (income)/deductions––net	(53)	(1,070)	(95)	570	(925)	*
Income from continuing operations before provision for taxes on income	4,003	5,357	(25)	6,850	9,082	(25)
% of revenues	31.3%	41.3%		28.4%	35.8%

Provision for taxes on income	1,082	1,782	(39)	1,664	2,891	(42)
Effective tax rate	27.0%	33.3%		24.3%	31.8%

Income from continuing operations	2,921	3,575	(18)	5,186	6,191	(16)
% of revenues	22.9%	27.6%		21.5%	24.4%

Discontinued operations––net of tax	—	10,559	(100)	73	10,708	(99)

Net income before allocation to noncontrolling interests	2,921	14,134	(79)	5,259	16,899	(69)
% of revenues	22.9%	108.9%		21.8%	66.6%

Less: Net income attributable to noncontrolling interests	9	39	(77)	18	54	(67)
Net income attributable to Pfizer Inc.	$2,912	$14,095	(79)	$5,241	$16,845	(69)
% of revenues	22.8%	108.6%		21.7%	66.4%

Earnings per common share––basic(a):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.46	$0.51	(10)	$0.81	$0.87	(7)
Discontinued operations––net of tax	—	1.50	(100)	0.01	1.50	(99)
Net income attributable to Pfizer Inc. common shareholders	$0.46	$2.00	(77)	$0.82	$2.37	(65)

Earnings per common share––diluted(a):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.45	$0.50	(10)	$0.80	$0.86	(7)
Discontinued operations––net of tax	—	1.48	(100)	0.01	1.49	(99)
Net income attributable to Pfizer Inc. common shareholders	$0.45	$1.98	(77)	$0.81	$2.34	(65)

Cash dividends paid per common share	$0.26	$0.24	8	$0.52	$0.48	8
* Calculation not meaningful.

(a)	EPS amounts may not add due to rounding.
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

On June 24, 2013, we completed the full disposition of our Animal Health business, Zoetis Inc. (Zoetis), and recognized a gain of approximately $10.4 billion, net of tax, in Gain on disposal of discontinued operations––net of tax in our condensed consolidated statements of income for the three and six months ended June 30, 2013. The operating results of this business are reported as Income from discontinued operations––net of tax in our condensed consolidated statements of income for the three and six months ended June 30, 2013. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture and see the “Our Business Development Initiatives” and “Discontinued Operations” sections of this MD&A.

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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the United States (U.S.) is as of and for the three and six months ended May 25, 2014 and May 26, 2013.

Previously Proposed Combination with AstraZeneca PLC (AstraZeneca)

During April and May 2014, Pfizer issued a number of announcements pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers (the Code) regarding its consideration of a possible offer for AstraZeneca PLC (AstraZeneca) and proposals made to the board of AstraZeneca in connection therewith. Pfizer announced on May 26, 2014 that it did not intend to make an offer for AstraZeneca. The announcement was made in accordance with Rule 2.8 of the Code. As a result of this announcement, Pfizer, together with any party acting in concert with Pfizer, is bound by the restrictions contained in Rule 2.8 of the Code.

Our 2014 Performance

Revenues––Second Quarter 2014

Revenues in the second quarter of 2014 were $12.8 billion, a decrease of 2% compared to the same period in 2013, which reflects an operational decrease of $113 million, or 1%. The operational decrease was primarily the result of:

•	the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada (approximately $428 million);

•
the loss of exclusivity and subsequent multi-source generic competition for Detrol LA in the U.S., Viagra in most major European markets, Lyrica in Canada and Aricept in Canada (aggregate decline of approximately $208 million);

•	the ongoing termination of the Spiriva collaboration in certain countries (approximately $127 million);

•	the operational decline of certain products, including Metaxalone, Effexor, Norvasc and Caduet (approximately $129 million); and

•	the loss of exclusivity for certain other products (approximately $78 million), partially offset by:

•
the operational growth of certain products in certain developed markets, including Lyrica, Nexium 24HR in the U.S. as a result of its recent launch, Prevnar, Eliquis, Xeljanz, Celebrex, Xalkori and Inlyta, among others (approximately $569 million);

•	an 11% operational increase in revenues in emerging markets, including strong operational growth from Lipitor, primarily in China, and Prevenar (approximately $271 million); and

•	revenues from the transitional manufacturing and supply agreements with Zoetis (approximately $71 million).
In addition, Revenues were unfavorably impacted by foreign exchange by approximately $87 million, or 1%, in the second quarter of 2014 compared to the same period in 2013.

Revenues––First Six Months 2014

Revenues in the first six months of 2014 were $24.1 billion, a decrease of 5% compared to the same period in 2013, which reflects an operational decrease of $805 million, or 3%. The operational decrease was primarily the result of:

•	the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada (approximately $804 million);

•
the continued erosion of branded Lipitor in the U.S. and most other developed markets due to generic competition and the operational decline of certain products, including, Metaxalone, Effexor, Norvasc and Caduet (approximately $361 million);

•
the loss of exclusivity and subsequent multi-source generic competition for Detrol LA in the U.S., Viagra in most major European markets, Lyrica in Canada and Aricept in Canada (aggregate decline of approximately $421 million);

•	the ongoing termination of the Spiriva collaboration in certain countries (approximately $303 million); and

•	the loss of exclusivity for certain other products (approximately $137 million), partially offset by:

•
the operational growth of certain products in certain developed markets, including Lyrica, Nexium 24HR in the U.S. as a result of its recent launch, Prevnar, Eliquis, Xeljanz, Celebrex, Xalkori and Inlyta, as well as the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $871 million);

•	a 6% operational increase in revenues in emerging markets (approximately $334 million); and

•	revenues from the transitional manufacturing and supply agreements with Zoetis (approximately $128 million).
In addition, revenues were unfavorably impacted by foreign exchange by approximately $452 million, or 2%, in the first six months of 2014 compared to the same period in 2013.

Income from Continuing Operations––Second Quarter 2014

Income from continuing operations for the second quarter of 2014 was $2.9 billion, compared to $3.6 billion in the second quarter of 2013, primarily reflecting, among other items, in addition to the lower revenues described above:

•
the non-recurrence in the second quarter of 2014 of patent litigation settlement income of $1.4 billion in the second quarter of 2013 (see also the “Costs and Expenses––Other (Income)/Deductions–Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher cost of sales (up $220 million) (see also the “Costs and Expenses––Cost of Sales" section of this MD&A); and

•	higher research and development expenses (up $229 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses" section of this MD&A), partially offset by:

•
a lower effective tax rate (down 6.3 percentage points to 27.0%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
lower asset impairments and related charges (down $126 million) (see also the “Costs and Expenses––Other (Income)/Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher royalty-related income (up $119 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period (see also the "Costs and Expenses––Other (Income)/Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	lower purchase accounting adjustments (down $115 million).

Income from Continuing Operations––First Six Months 2014

Income from continuing operations for the first six months of 2014 was $5.2 billion, compared to $6.2 billion in the first six months of 2013, primarily reflecting, among other items, in addition to the lower revenues described above:

•
the non-recurrence in the first six months of 2014 of the patent litigation settlement income of $1.4 billion in the first six months of 2013 (see also the “Costs and Expenses––Other (Income)/Deductions–Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher legal charges (up $787 million), primarily due to Neurontin- and Effexor-related matters (see also the "Costs and Expenses––Other (Income)/Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•
the non-recurrence in the first six months of 2014 of the gain associated with the transfer of certain product rights to our joint venture with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun) in China in the first six months of 2013 ($459 million) (see also the "Our Business Development Initiatives " and "Costs and Expenses––Other (Income)/Deductions––Net" sections of this MD&A and Notes to Condensed Consolidated Financial Statement––Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments, and Note 4. Other (Income)/Deductions––Net),

partially offset by:

•
a lower effective tax rate (down 7.5 percentage points to 24.3%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
lower asset impairment and related charges (down $506 million) (see also the “Costs and Expenses––Other (Income)/Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions––Net);

•	lower operational expenses due to the benefits of cost-reduction and productivity initiatives;

•
higher royalty-related income (up $304 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period (see also the "Costs and Expenses––Other (Income)/Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•
higher net gains on asset disposals (up $160 million), primarily due to gains on sales of product rights and gains on sales of investments in equity securities (see also the "Costs and Expenses––Other (Income)/Deductions––Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).

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

Our collaboration with Boehringer Ingelheim for Spiriva expires on a country-by-country basis between 2012 and 2016. On April 29, 2014, the 10-year alliance between Boehringer Ingelheim and Pfizer for the promotion and marketing of Spiriva in the U.S. came to an end. Boehringer Ingelheim now exclusively markets and supplies Spiriva in the U.S. We expect to experience a graduated decline in revenues from Spiriva through 2016 as agreements for other markets enter their final year and subsequently expire.

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

Our 2014 financial guidance reflects the projected impact of the loss of exclusivity of various products and the expiration of certain alliance product contract rights discussed above. On July 29, 2014, we updated our 2014 financial guidance to reflect, among other things, the expected negative impact from anticipated multi-source generic competition for Celebrex in the U.S. beginning in December 2014. For additional information about our 2014 financial guidance, including additional factors for which our guidance was updated on July 29, 2014, see the “Our Financial Guidance for 2014” section of this MD&A.

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Major Biopharmaceutical Products” and "Revenues––Selected Product Descriptions" sections of this MD&A. See Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation for a discussion of certain recent developments with respect to patent litigation.

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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$30 million in the second quarter of 2014 and $103 million in the second quarter of 2013, and $205 million in the first six months of 2014 and $231 million in the first six months of 2013, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$54 million in the second quarter of 2014 and $75 million in the second quarter of 2013, and $25 million in the first six months of 2014 and $131 million in the first six months of 2013, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The decrease in the first six months of 2014 was driven by a true-up associated with the final 2013 invoice received from the federal government, which reflected a lower share than that of the initial 2013 invoice.

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

As the healthcare spending growth rate in the U.S. continues to outpace inflation, cost-reduction and access pressures are increasing in intensity. Containing entitlement spending, including Medicare and Medicaid, is a major focus of deficit-reduction efforts. The ACA, which expanded the role of the U.S. government as a healthcare payer, is accelerating changes in the U.S. healthcare marketplace, and the potential for additional pricing and access pressures continues to be significant. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA to be imposed in 2018, are already scaling back healthcare benefits.

Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Longer term, we are seeing a shift in focus away from fee-for-service payments towards outcomes-based payments and risk-sharing arrangements that reward providers for cost reductions. These new payment models can, at times, lead to lower prices for, and restricted access to, new medicines. At the same time, these models can also expand utilization by encouraging physicians to screen, diagnose and focus on outcomes.

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

•
We believe that patients, who are experiencing increases in co-pays and restrictions on access to medicines as payers seek to control costs, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments. We continue to experience pricing pressure in various markets around the world, including in the U.S. with highly competitive insurance markets, in developed European markets, Japan and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products and government-imposed access restrictions in certain countries.

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

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors,” of our 2013 Annual Report on Form 10-K.

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

We expect that the GIP and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing internal investments and targeted business development designed to maximize the value of our in-line products and ensure a robust pipeline of highly-differentiated product candidates in areas of unmet medical need. The assets managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers. In addition, VOC includes our Consumer Healthcare business, which manufactures and markets several well-known, over-the-counter (OTC) products.

GEP is expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. GEP leverages our biologic development, regulatory and manufacturing expertise to seek to advance its biosimilar development portfolio. GEP may also engage in targeted business development to further enable its commercial strategies.
For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the 2014 performance of each of our operating segments, see the "Analysis of Operating Segment Information" section of this MD&A.
Research Operations

We continue to transform our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars.
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

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and established products. Another area of focus is biosimilars. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

The more significant recent transactions and events are described below.

•
Marketed Vaccines Business of Baxter International Inc. (Baxter)––On July 30, 2014, we entered into a definitive agreement to acquire Baxter’s portfolio of marketed vaccines for $635 million. As part of the transaction, we will also acquire a portion of Baxter’s facility in Orth, Austria, where these vaccines are manufactured. Baxter’s portfolio of marketed vaccines consists of NeisVac-C and FSME-Immun/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-Immun/TicoVac is a vaccine that helps protect against tick-borne encephalitis. The transaction is subject to customary closing conditions as well as regulatory approvals in several markets, including some countries in the European Union (EU), and is expected to occur by the end of 2014. As announced on July 30, 2014, we do not expect this transaction to have an impact on our 2014 financial guidance.

•
InnoPharma, Inc. (InnoPharma)––On July 16, 2014, we entered into an agreement to acquire InnoPharma, a privately held pharmaceutical development company, for an upfront cash payment of $225 million and up to $135 million of contingent milestone payments. InnoPharma’s current portfolio includes ten generic products approved by the FDA. InnoPharma also has a pipeline of 19 products filed with the FDA and more than 30 injectable and ophthalmic products under development. InnoPharma seeks to develop novel formulations of existing drugs, including hard-to-make products, such as those that require complex manufacturing capabilities, in areas such as cancer and central nervous disorders. The closing of the transaction is subject to U.S. regulatory approval and is expected to occur during the third quarter of 2014.

•
Collaboration with Cellectis SA (Cellectis)––On June 18, 2014, we entered into a global strategic collaboration with Cellectis to develop Chimeric Antigen Receptor T-cell (CAR-T) immunotherapies in the field of oncology directed at select cellular surface antigen targets. Cellectis received an upfront payment of $80 million in August 2014, and will receive funding for research and development costs associated with Pfizer-selected targets and the four Cellectis-selected targets within the collaboration. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per Pfizer product within the collaboration. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer. Additionally, we entered into an agreement to acquire approximately 10% of the Cellectis capital through the purchase of newly issued shares at 9.25 euro per share, for a total investment of approximately $35 million. Cellectis’ shareholders approved the issuance of the new shares to Pfizer on July 31, 2014 and we purchased the shares in August, 2014.

•
ViiV Healthcare Limited (ViiV)––On January 21, 2014, the European Commission approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV, an equity method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our equity interest in ViiV from 12.6% to 11.7% and an increase in GlaxoSmithKline plc’s equity interest in ViiV from 77.4% to 78.3%, effective April 1, 2014. As a result, in the first six months of 2014, we recognized a loss of approximately $28 million in Other (income)/deductions––net. We continue to account for our investment in ViiV under the equity method due to the significant influence that we continue to have through our board representation and minority veto rights.

•
Zoetis––On June 24, 2013, we completed the full disposition of Zoetis. The full disposition was completed through a series of steps, including, in the first quarter of 2013, the formation of Zoetis and an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and, in the second quarter of 2013, an exchange offer for the remaining 80.2% interest. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.

•
Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)––On September 6, 2012, we and Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun), a leading pharmaceutical company in China, formed a new company, Hisun Pfizer, 49% owned by Pfizer and 51% owned by Hisun, to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. In the first quarter of 2013, we and Hisun contributed certain assets to Hisun Pfizer. Our contributions constituted a business, as defined by U.S. GAAP, and in the first six months of 2013, we recognized a pre-tax gain of approximately $459 million in Other (income)/deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

•
Nexium Over-the-Counter Rights––In August 2012, we entered into an agreement with AstraZeneca for the exclusive, global, over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. At that time, we made an upfront payment of $250 million to AstraZeneca, which was expensed. On March 28, 2014, the FDA approved Nexium 24HR (esomeprazole 20 mg) for OTC use. Pfizer launched the product in the U.S. on May 27, 2014 and subsequently on July 11, 2014, we paid AstraZeneca a $200 million product launch milestone in accordance with the terms of the agreement. The milestone for this Consumer Healthcare asset acquisition has been recorded in Identifiable intangible assets, less accumulated amortization in the consolidated condensed balance sheet and will be amortized over its estimated useful life. AstraZeneca is eligible to receive future milestone payments of up to $350 million, based on product launches outside the U.S. and level of worldwide sales, as well as royalty payments, based on worldwide sales.

For a description of the more significant recent transactions through February 28, 2014, the filing date of our 2013 Annual Report on Form 10-K, see the "Our Business Development Initiatives" section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K.

Our Financial Guidance for 2014

On July 29, 2014, we announced that the following components of financial guidance have been updated: adjusted revenues, adjusted selling, informational and administrative expenses, adjusted research and development expenses, adjusted other (income)/deductions, and reported diluted earnings per share.

The following table provides our financial guidance for 2014, as updated on July 29, 2014(a), (b), (c):
Full-Year 2014 Guidance
Adjusted revenues	$48.7 to $50.7 billion
Adjusted cost of sales as a percentage of adjusted revenues	19.0% to 20.0%
Adjusted selling, informational and administrative expenses	$13.3 to $14.3 billion
Adjusted research and development expenses	$6.7 to $7.2 billion
Adjusted other (income)/deductions	Approximately ($200 million) of income
Effective tax rate on adjusted income	Approximately 27.0%
Reported diluted Earnings per Share (EPS)	$1.47 to $1.62
Adjusted diluted EPS	$2.20 to $2.30

(a)	The 2014 financial guidance reflects the following:

•
Does not assume the completion of any business-development transactions not completed as of June 29, 2014, including any one-time upfront payments associated with such transactions, except for the $80 million upfront payment to Cellectis.

•	Excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of June 29, 2014.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through June 29, 2014 and the mid-July 2014 exchange rates for the remainder of the year.

•	Adjusted and reported diluted EPS guidance assumes diluted weighted-average shares outstanding of approximately 6.4 billion shares.

•	Revenues and cost of sales from the transitional manufacturing and supply agreements with Zoetis have been excluded from the applicable Adjusted components of the financial guidance.

(b)	As reported on July 29, 2014, certain financial guidance components have been updated to reflect performance in the first six months of the year as well as the following factors:

•
Adjusted Revenues: The expected negative impact from anticipated multi-source generic competition for Celebrex in the U.S. beginning in December 2014. In addition to the approximate one month of multi-source generic competition, Celebrex revenues also are expected to be negatively impacted in the fourth quarter of 2014 by associated wholesaler and retailer destocking (approximately $500 million).

•
Adjusted Selling, informational and administrative expenses: The expected reduction in promotional spending for Celebrex in the second half of 2014 attributable to the aforementioned anticipated multi-source generic competition in the U.S. beginning in December 2014.

•
Adjusted Research and development expenses: The impact from the $80 million upfront payment to Cellectis associated with the global strategic collaboration announced on June 18, 2014, as well as higher expected expenses related to the planned acceleration of certain late-stage clinical programs, including palbociclib and bococizumab, among other programs.

•
Adjusted Other (income)/deductions: The favorable impacts of lower expected net interest expense over the remainder of 2014 (as compared to that assumed in connection with our original financial guidance) as well as gains realized in the first six months of 2014 on sales of product rights and of investments in equity securities, among various other factors.

•	Reported Diluted EPS: The negative impact from charges related to certain legal matters, primarily related to Neurontin, incurred in the first quarter of 2014.

(c)	For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the "Adjusted Income" section of this MD&A.

The following table provides a reconciliation of 2014 Adjusted income and Adjusted diluted EPS guidance to the 2014 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2014 Guidance
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS guidance(b)	$14.1 - $14.8	$2.20 - $2.30
Purchase accounting impacts of transactions completed as of June 29, 2014	(2.8)	(0.43)
Restructuring and implementation costs	(1.1) - (1.4)	(0.17) - (0.22)
Certain other items incurred through June 29, 2014(c)	(0.6)	(0.09)
Discontinued operations	0.1	0.01
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$9.4 - $10.4	$1.47 - $1.62

(a)
Does not assume the completion of any business-development transactions not completed as of June 29, 2014, including any one-time upfront payments associated with such transactions, except for the $80 million upfront payment to Cellectis. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of June 29, 2014. Exchange rates assumed are a blend of the actual exchange rates in effect through June 29, 2014 and the mid-July 2014 exchange rates for the remainder of the year. Adjusted and reported diluted EPS guidance assumes diluted weighted-average shares outstanding of approximately 6.4 billion shares. Revenues and cost of sales from the transitional manufacturing and supply agreements with Zoetis have been excluded from the applicable Adjusted components of the financial guidance.

(b)	For an understanding of Adjusted income and Adjusted diluted EPS (which are non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

(c)	Primarily reflects the resolution of certain legal matters, primarily Neurontin-related matters.

For additional information about our actual and anticipated costs and cost savings associated with our cost-reduction initiatives and our new global commercial structure, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our 2014 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment” and “Our Strategy” sections of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2013 Annual Report on Form 10-K.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	% Change in Revenues
Three Months Ended
Operating Segments(a):
GIP	$3,547	$3,726	$1,614	$1,808	$1,933	$1,918	(5)	(11)	1
VOC	2,579	2,263	1,136	938	1,443	1,325	14	21	9
GEP	6,513	6,921	2,105	2,329	4,408	4,592	(6)	(10)	(4)
	12,639	12,910	4,855	5,075	7,784	7,835	(2)	(4)	(1)
Other(b)	134	63	51	15	83	48	113	*	73
Total revenues	$12,773	$12,973	$4,906	$5,090	$7,867	$7,883	(2)	(4)	—

Biopharmaceutical	$11,727	$12,110	$4,406	$4,738	$7,321	$7,372	(3)	(7)	(1)

Six Months Ended
Operating Segments(a):
GIP	$6,623	$7,032	$2,941	$3,353	$3,682	$3,679	(6)	(12)	—
VOC	4,753	4,453	2,137	1,932	2,616	2,521	7	11	4
GEP	12,503	13,782	4,009	4,685	8,494	9,097	(9)	(14)	(7)
	23,879	25,267	9,087	9,970	14,792	15,297	(5)	(9)	(3)
Other(b)	247	116	94	34	153	82	113	*	87
Total revenues	$24,126	$25,383	$9,181	$10,004	$14,945	$15,379	(5)	(8)	(3)

Biopharmaceutical	$22,206	$23,656	$8,293	$9,255	$13,913	$14,401	(6)	(10)	(3)

(a)	GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment.

(b)
Includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes, in 2014, the revenues related to our transitional manufacturing and supply agreements with Zoetis.

* Calculation not meaningful.

Biopharmaceutical revenues

Worldwide biopharmaceutical revenues were $11.7 billion for the second quarter of 2014 and $22.2 billion for the first six months of 2014, a decrease of $383 million and $1.5 billion, respectively, compared to the same periods in 2013. In addition to the operational factors noted in the "Our 2014 Performance" section of this MD&A, foreign exchange unfavorably impacted biopharmaceutical revenues by $419 million, or 2%, in the first six months of 2014. Foreign exchange did not have a significant impact on biopharmaceutical revenues in the second quarter of 2014.

Geographically,

•
in the U.S., biopharmaceutical revenues decreased $332 million, or 7%, in the second quarter of 2014 and decreased $962 million, or 10%, in the first six months of 2014, compared to the same periods in 2013, reflecting, among other things:

◦
lower Alliance revenues, primarily due to Enbrel, reflecting the expiration of the co-promotion term of the collaboration agreement in October 2013 (approximately $402 million in the second quarter of 2014 and $753 million in the first six months of 2014), and Spiriva, reflecting the final-year terms, and termination on April 29, 2014, of the co-promotion collaboration, which, per the terms of the collaboration agreement, resulted in a decline of our share of Spiriva revenue (approximately $101 million in the second quarter of 2014 and $250 million in the first six months of 2014); and

◦
lower revenues from Detrol LA due to loss of exclusivity (approximately $88 million in the second quarter of 2014 and $190 million in the first six months of 2014), and lower revenues from Lipitor (approximately $112 million in the first six months of 2014), partially offset by:

◦
the strong performance of Lyrica (approximately $110 million in the second quarter of 2014 and $186 million in the first six months of 2014) as well as the growth of Xeljanz, Prevnar, Eliquis, Xalkori and Celebrex (approximately $184 million in the second quarter of 2014 and $260 million in the first six months of 2014).

•
in our international markets, biopharmaceutical revenues decreased $51 million, or 1%, in the second quarter of 2014 and decreased $488 million, or 3%, in the first six months of 2014, compared to the same periods in 2013. Operationally, revenues increased $25 million in the second quarter of 2014 and decreased $69 million, or relatively flat as a percentage of revenues for both the second quarter and six month periods in 2014 compared to the same periods in 2013 reflecting, among other things:

◦
lower revenues as a result of the loss of exclusivity and subsequent multi-source generic competition for Viagra in most major European markets and Lyrica in Canada (approximately $92 million in the second quarter of 2014 and $200 million in the first six months of 2014);

◦
the operational decline of certain products, including Norvasc, Xalabrands, Zithromax and Effexor, in developed international markets, and Sutent in China (approximately $75 million in the second quarter of 2014 and $139 million for the first six months of 2014);

◦
lower Alliance revenues (approximately $38 million in the second quarter of 2014 and $104 million in the first six months of 2014), primarily due to the expiration of the co-promotion term of the collaboration agreement for Enbrel, the ongoing termination of the Spiriva collaboration agreement in certain countries, the loss of exclusivity for Aricept in Canada (primarily impacting the second quarter of 2014) and the termination of the co-promotion agreement for Aricept in Japan in December 2012 (primarily impacting the first six months of 2014); and

◦	the continued erosion of branded Lipitor in most international developed markets (approximately $45 million for the second quarter of 2014 and $75 million for the first six months of 2014), partially offset by:

◦
the operational growth of Xeljanz, Prevnar and Celebrex as well as the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $108 million for the second quarter of 2014 and $155 million in the first six months of 2014); and

◦
higher revenues for Enbrel outside Canada, Lyrica in developed markets, and the performance of recently launched products Xalkori and Inlyta (collectively, up approximately $125 million in the second quarter of 2014 and $273 million in the first six months of 2014).

The unfavorable impact of foreign exchange on international biopharmaceutical revenues of 1%, or approximately $77 million, in the second quarter of 2014 and 3%, or approximately $419 million, in the first six months of 2014 also contributed to a decrease in biopharmaceutical revenues from our international markets.
During the second quarter of 2014, international biopharmaceutical revenues represented 62.4% of total biopharmaceutical revenues, compared to 60.9% in the second quarter of 2013. During the first six months of 2014, international biopharmaceutical revenues represented 62.7% of total biopharmaceutical revenues, compared with 60.9% in the first six months of 2013.
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

The following table provides information about deductions from revenues:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Medicaid and related state program rebates(a)	$48	$141	$220	$293
Medicare rebates(a)	265	177	505	333
Performance-based contract rebates(a), (b)	558	485	1,071	962
Chargebacks(c)	959	830	1,792	1,823
Sales allowances(d)	1,040	1,002	1,981	2,029
Sales returns/Cash discounts	330	280	572	524
Total(e)	$3,200	$2,915	$6,141	$5,964

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

(b)
Performance-based contract rebates include contract rebates with managed care customers within the U.S., including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Outside the U.S., performance-based contract rebates include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

(d)	Sales allowances primarily represent pharmaceutical rebates, discounts and price reductions that are contractual or legislatively mandated outside the U.S.

(e)
For the three months ended June 29, 2014, associated with the following segments: GIP ($0.7 billion); VOC ($0.3 billion); and GEP ($2.2 billion). For the three months ended June 30, 2013, associated with the following segments: GIP ($0.7 billion); VOC ($0.2 billion); and GEP ($2.0 billion). For the six months ended June 29, 2014, associated with the following segments: GIP ($1.4 billion); VOC ($0.5 billion); and GEP ($4.2 billion). For the six months ended June 30, 2013, associated with the following segments: GIP ($1.3 billion); VOC ($0.5 billion); and GEP segment ($4.2 billion).

The total rebates and chargebacks for the second quarter of 2014 increased compared to the same period in 2013, primarily as a result of:

•	an increase in sales chargebacks on certain branded and generic products sold by our Greenstone unit due to increasing competitive pressures;

•	an increase in performance-based contract rebates as a result of contract arrangements and incentives, primarily in Europe; and

•	an increase in Medicare rebates due to higher volume in the Medicare patient population, partially offset by:

•	a decrease in Medicaid and related state program rebates primarily as a result of a decrease in Managed Medicaid estimated rebates.

The total rebates and chargebacks for the first six months of 2014 increased compared to the same period in 2013, primarily as a result of:

•	an increase in Medicare rebates due to higher volume in the Medicare patient population; and

•	an increase in performance-based contract rebates as a result of contract arrangements and incentives, primarily in Europe and China, partially offset by:

•	a decrease in Medicaid and related state program rebates, primarily as a result of a decrease in Managed Medicaid estimated rebates.
Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates, sales allowances and chargebacks totaled $3.0 billion as of June 29, 2014, of which approximately $2.0 billion is included in Other current liabilities and approximately $1.0 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates, sales allowances and chargebacks totaled $3.3 billion as of December 31, 2013, of which approximately $2.3 billion is included in Other current liabilities and approximately $1.0 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Biopharmaceutical Products

The following table provides detailed revenue information:
			Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)			June 29, 2014	% Change(b)	June 29, 2014	% Change(b)
PRODUCT	PRIMARY INDICATIONS	Business(a)
Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	GIP/GEP	$1,315	16	$2,465	12
Prevnar family	Vaccines for prevention of pneumococcal disease	V	1,097	13	2,024	7
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	GIP	977	2	1,891	3
Celebrex	Arthritis pain and inflammation, acute pain	GEP	762	7	1,386	1
Lipitor	Reduction of LDL cholesterol	GEP	543	-	1,000	(15)
Viagra(d)	Erectile dysfunction	GEP/GIP	427	(12)	801	(15)
Zyvox	Bacterial infections	GEP	348	1	669	(3)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	O	310	(1)	578	(6)
Norvasc	Hypertension	GEP	282	(10)	560	(9)
Premarin family	Symptoms of menopause	GEP	274	-	522	1
BeneFIX	Hemophilia	GIP	227	5	428	5
Vfend	Fungal infections	GEP	221	25	398	9
Pristiq	Depression	GEP	198	12	370	8
Genotropin	Replacement of human growth hormone	GIP	194	(2)	360	(7)
Chantix/Champix	An aid to smoking cessation treatment	GIP	170	2	317	(5)
Refacto AF/Xyntha	Hemophilia	GIP	171	17	316	11
Xalatan/Xalacom	Glaucoma and ocular hypertension	GEP	128	(13)	247	(16)
Medrol	Inflammation	GEP	115	(7)	221	(6)
Zoloft	Depression and certain anxiety disorders	GEP	104	(5)	205	(9)
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer	O	108	61	196	63
Inlyta	Advanced renal cell carcinoma (RCC)	O	101	42	189	41
Relpax	Treats the symptoms of migraine headache	GEP	98	4	185	3
Sulperazon	Antibiotic	GEP	92	26	180	25
Effexor	Depression and certain anxiety disorders	GEP	96	(23)	178	(23)
Fragmin	Anticoagulant	GEP	95	1	176	(2)
Rapamune	Prevention of organ rejection in kidney transplantation	GIP	87	1	175	3
Zithromax/Zmax	Bacterial infections	GEP	76	(8)	168	(16)
Tygacil	Antibiotic	GEP	82	(11)	156	(13)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	GEP	89	22	152	5
Zosyn/Tazocin	Antibiotic	GEP	75	(26)	149	(21)
Revatio	Pulmonary arterial hypertension (PAH)	GEP	68	(13)	144	(4)
Toviaz	Overactive bladder	GIP	79	22	142	21
Cardura	Hypertension/Benign prostatic hyperplasia	GEP	68	(9)	134	(11)
Xanax/Xanax XR	Anxiety disorders	GEP	68	5	127	(6)
Inspra	High blood pressure	GEP	62	5	123	11
Xeljanz	Rheumatoid arthritis	GIP	68	*	120	*
Somavert	Acromegaly	GIP	59	7	109	6
Neurontin	Seizures	GEP	58	4	107	(1)
Unasyn	Injectable antibacterial	GEP	54	2	100	(8)
Diflucan	Fungal infections	GEP	46	(23)	98	(7)
Protonix/Pantoprazole	Short-term treatment of erosive esophagitis associated with gastroesophageal reflux disease (GERD)	GEP	50	4	98	3
Detrol/Detrol LA	Overactive bladder	GEP	57	(63)	94	(69)
Depo-Provera	Contraceptive	GEP	40	(25)	93	3
BMP2	Development of bone and cartilage	GIP	51	(23)	90	(19)
Alliance revenues(e)	Various	GEP/GIP	235	(69)	448	(70)
All other biopharmaceutical(f)	Various	GIP/GEP/V/O	1,802	(9)	3,517	(8)
All other GIP(f)		GIP	131	(11)	237	(12)
All other GEP(f)		GEP	1,620	(9)	3,187	(9)
All other V/O(f)		V/O	51	16	93	19

(a)
Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; and GEP = the Global Established Pharmaceutical segment.

(b)	As compared to the three and six months ended June 30, 2013, as applicable.

(c)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(d)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(e)	Includes Enbrel (GIP, in the U.S. and Canada through October 31, 2013), Spiriva (GEP), Rebif (GIP), Aricept (GEP) and Eliquis (GIP).

(f)	All other GIP, All other GEP and All other V/O are subsets of All other biopharmaceutical revenues.
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Revenues––Selected Product Descriptions

•
Lyrica (GIP/GEP) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain countries outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 16% in the second quarter of 2014, and 12% in the first six months of 2014, compared to the same periods in 2013.

In the U.S., revenues increased 22% in the second quarter of 2014, and 20% in the first six months of 2014, compared to the same periods in 2013, driven by increased investment in effective direct-to-consumer advertising combined with strong field force performance and the recent promotional launch of new data demonstrating efficacy in treating fibromyalgia patients receiving antidepressants for their co-morbid depression, despite continued competition from generic versions of competitive medicines.
Internationally, Lyrica revenues increased 11% in the second quarter of 2014, and 6% in the first six months of 2014, compared to the same periods in 2013, with the growth due to a focus on enhancing diagnosis and treatment rates of neuropathic back pain, and expediting the identification and appropriate treatment of generalized anxiety disorder in the EU, physician education regarding neuropathic pain and fibromyalgia in Japan and an effective direct-to-consumer campaign to increase awareness in Japan. In addition, growth was driven by gaining reimbursement in Australia and an effective multi-channel direct-to-consumer campaign driving an increase in visits to physicians. Foreign exchange had a favorable impact on international revenues of 1% in the second quarter 2014, and an unfavorable impact of 1% in the first six months of 2014, compared to the same periods in 2013.
Worldwide revenues from Lyrica in our GIP segment increased operationally 16% in the second quarter of 2014 and 14% in the first six months of 2014, and in our GEP segment, revenues from Lyrica increased operationally 13% in the second quarter of 2014 and 10% in the first six months of 2014.

•
Prevnar family of products (V) consists of Prevnar 13/Prevenar 13 and Prevnar/Prevenar (7-valent), our pneumococcal conjugate vaccines for the prevention of various syndromes of pneumococcal disease. Overall, worldwide revenues for the Prevnar family of products increased 13% in the second quarter of 2014, and 7% in the first six months of 2014, compared to the same periods in 2013.

In the U.S., revenues for the Prevnar family of products increased 12% in the second quarter of 2014, and 8% in the first six months of 2014, compared to the same periods in 2013, mainly due to price increases and government purchasing patterns, and increased demand, primarily driven by the additional market penetration for Prevnar 13 for adults.
Internationally, revenues for the Prevnar family of products increased 14% in the second quarter of 2014, and 5% in the first six months of 2014, compared to the same periods in 2013, primarily reflecting increased shipments associated with the Global Alliance for Vaccines and Immunization as well as the timing of government purchases in various emerging markets. Foreign exchange had an unfavorable impact on international revenues of 1% in the second quarter 2014, and an unfavorable impact of 3% in the first six months of 2014, compared to the same periods in 2013.

On February 24, 2014, we announced the top-line results of the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA), which was conducted in order to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. This study of approximately 85,000 subjects evaluated the efficacy of Prevnar 13 in adults age 65 and older. CAPiTA met its primary clinical objective, which was efficacy against a first episode of vaccine-type, community-acquired pneumonia (CAP). It also met both of its secondary clinical objectives, which were efficacy against (i) a first episode of non-bacteremic/non-invasive, vaccine-type CAP and (ii) a first episode of vaccine-type, invasive pneumococcal disease. We are in the process of sharing the CAPiTA data with U.S. and worldwide regulatory authorities and vaccine technical committees to help inform any decisions regarding potential Prevnar 13 label and recommendation updates. We made submissions of this data to the FDA and EU regulatory authorities in July 2014. We expect to complete submissions to other worldwide regulatory authorities during the third quarter of 2014. We expect that the CAPiTA data will be an important component in any consideration of potential updated or new recommendations for adults and that other key factors, such as the current burden of pneumococcal disease in adults, also will be taken into consideration. We discussed with the Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) at their scheduled June 2014 meeting the results of the CAPiTA data as well as other considerations regarding a potential expanded recommendation for Prevnar 13 use among adults. We look forward to continued dialogue with the ACIP as well as its decision on a potential expanded recommendation at a meeting scheduled for August 13, 2014.

On June 20, 2014, Prevenar 13 was approved in Japan for adults 65 years of age and older for the prevention of pneumococcal disease caused by 13 S. pneumoniae serotypes covered by the vaccine.

•
Enbrel (GIP, outside of the U.S. and Canada), for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 2% in the second quarter of 2014, and 3% in the first six months of 2014, compared to the same periods in 2013. Results were favorably impacted by continued market leadership in rheumatoid arthritis. Foreign exchange had a favorable impact of 1% in the second quarter of 2014 and an unfavorable impact of 1% in the first six months of 2014, compared to the same periods in 2013.

The co-promotion term of the collaboration agreement with Amgen Inc. (Amgen), under which we co-promoted Enbrel in the U.S. and Canada and shared in the profits from Enbrel sales in those countries, and which we included in Alliance revenues through October 31, 2013, expired on that date and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which has been and is expected to continue to be significantly less than our share of Enbrel profits from U.S. and Canadian sales prior to the expiration. The royalties paid to us during the 36-month period are and will be included in Other (income)/deductions––net rather than in Revenues in our consolidated statements of income from November 1, 2013. Following the end of the royalty period, we are not entitled to any further revenues from Enbrel sales in the U.S. and Canada. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

•
Celebrex (GEP), indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded an increase in worldwide revenues of 7% in the second quarter of 2014, and 1% in the first six months of 2014, compared to the same periods in 2013, primarily due to favorable pricing in the U.S. and strong demand from the lower back pain indication in Japan, partially offset by share erosion in the U.S. and the developed markets in Europe.

In the U.S., revenues increased 9% in the second quarter of 2014, and 2% in the first six months of 2014, compared to the same periods in 2013, primarily due to price increases and overall market growth, partially offset by continued share erosion, retailer inventory reductions, and higher rebates than those a year ago.
Internationally, Celebrex revenues increased 2% in the second quarter of 2014, and decreased 1% in the first six months of 2014, compared to the same periods in 2013. Strong operational performance in international markets in the second quarter and first six months of 2014, compared to the same periods in 2013, was driven by growth in Japan (strong performance in the low back pain and osteoarthritis indications), South Korea (maintaining share despite competition), and in emerging markets, partially offset by lower revenues in the developed markets in Europe due to price reductions as governments continue to address their budget deficits. Foreign exchange had an unfavorable impact on international revenues of 3% in the second quarter of 2014, and 5% in the first six months of 2014, compared to the same periods in 2013.

•
Lipitor (GEP) is for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor has lost exclusivity and faces generic competition in all major markets. Branded Lipitor recorded worldwide revenues of $543 million, relatively unchanged in the second quarter of 2014, compared to the same period in 2013, primarily due to continued brand erosion in the U.S. and developed markets due to generic competition, offset by operational increases in emerging markets, primarily in China. Revenues were $1.0 billion, or a decrease of 15%, in the first six months of 2014, compared to the same period in 2013, due to:

◦	the impact of loss of exclusivity;

◦	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

◦	the increased payer pressure worldwide, including the need for flexible rebate policies, partially offset by:

◦	lower rebates in the U.S.
Geographically,

◦	in the U.S., revenues increased 12% in the second quarter of 2014, and decreased 43% in the first six months of 2014, compared to the same periods in 2013; and

◦
in our international markets, revenues decreased 3% in the second quarter of 2014, and 7% in the first six months of 2014, compared to the same periods in 2013. Foreign exchange had an unfavorable impact on international revenues of 2% in the second quarter of 2014, and 2% in the first six months of 2014, compared to the same periods in 2013.

Viagra (GEP/GIP) is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues decreased 12% in the second quarter of 2014, and 15% in the first six months, compared to the same periods in 2013, primarily due to a decrease in international revenues. International (GEP) revenues decreased 31% in the second quarter, and 35% in the first six months, compared to the same periods in 2013, primarily due to the entry of generics in developed Europe. Loss of exclusivity for Viagra in major European markets occurred in late-June 2013. Revenues in the U.S. (GIP) increased 3% in the second quarter of 2014, and 1% in the first six months, compared to the same periods in 2013.

•
Zyvox (GEP) is the world’s best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 1% in the second quarter of 2014, and decreased 3% in the first six months, compared to the same periods in 2013. The decrease in the first six months of 2014 was primarily due to a prolonged supply interruption of Zyvox IV in China that is expected to continue through 2014. Foreign exchange had a favorable impact on international revenues of 1% in the second quarter of 2014, and an unfavorable impact of 2% in the first six months of 2014, compared to the same periods in 2013.

•
Sutent (O) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues decreased 1% in the second quarter of 2014, and 6% in the first six months of 2014, compared to the same periods in 2013, as a result of competitive pressure, timing of sales in emerging markets, a change in purchasing patterns in the U.S., and the unfavorable impact of foreign exchange of 1% in the second quarter of 2014 and 1% in the first six months of 2014, partially offset by price increases in the U.S. and increased market share in Japan and South Korea.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide revenues decreased 10% in the second quarter of 2014, and 9% in the first six months of 2014, compared to the same periods in 2013, and reflects, among other factors, generic erosion in Japan and the unfavorable impact of foreign exchange of 2% in the second quarter of 2014 and 3% in the first six months of 2014, compared to the same periods in 2013.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues were flat in the second quarter of 2014, and increased 1% in the first six months of 2014, compared to the same periods in 2013. Revenues in the U.S. were favorably impacted by the launch of a new Women's Health-focused sales force, increased marketing support, and a cross-franchise price increase, and unfavorably impacted by prescription volume declines for Premarin Family Oral brands.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong bleeding disorders. BeneFIX recorded an increase in worldwide revenues of 5% in both the second quarter and first six months of 2014, compared to the same periods in 2013, primarily due to greater consumption and price increases in the U.S. Increased consumption and patient demand contributed to growth in several EU countries.

ReFacto AF/Xyntha recorded a 17% increase in worldwide revenues in the second quarter of 2014, and an 11% increase in worldwide revenues in the first six months of 2014, compared to the same periods in 2013, as a result of continued competitive patient conversions and hospital utilization in the U.S. and also due to government purchases in Middle Eastern countries.

•
Pristiq (GEP) is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 12% in the second quarter of 2014, and 8% in the first six months, compared to the same periods in 2013, primarily due to prescription growth in the emerging markets, Canada and Australia, as well as a price increase in the U.S.

•
Chantix/Champix (GIP) is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide revenues increased 2% in the second quarter of 2014, and decreased 5% in the first six months, compared to the same periods in 2013. Revenues in the U.S. increased 18% in the second quarter of 2014, and 8% in the first six months of 2014, compared to the same periods in 2013, primarily due to price increases, partially offset by competition from OTC competitors, mainly Nicorette and a movement by smokers to e-cigarettes. International revenues decreased 13% in the second quarter of 2014, and 18% in the first six months, compared to the same periods in 2013, primarily due to overall market decline across several key markets as a result of a challenging macro-economic environment, strong competitive pressure from aggressive Nicotine Replacement Therapy (NRT) consumer promotion and the widespread availability of e-cigarettes and use of prescription medication, as well as the lingering impact from previous negative media exposure and the unfavorable impact on international revenues of foreign exchange of 3% in the second quarter of 2014 and 4% in the first six months of 2014.

•
Xalkori (O), for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive, is now approved in 75 countries, including the U.S., EU (conditional), Japan, South Korea, Canada, Australia and Switzerland, as well as in many emerging markets, including China, Russia, Mexico, India and Turkey. Xalkori recorded worldwide revenues of $108 million in the second quarter of 2014, an increase of 61%, and $196 million in the first six months of 2014, an increase of 63%, compared to the same periods in 2013 as a result of (i) an increase in diagnostic rates for the ALK gene abnormality, which has led to more patients being treated, as well as an extended duration of therapy, and an increase in market share, driving the number of prescriptions up and (ii) price increases in the U.S.

•
Inlyta (O), for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment, is now approved in 65 countries, including the U.S., EU, Switzerland, Japan, Canada, Australia, South Korea and some emerging markets, including Russia, Mexico and Turkey (exact indications vary by region). Inlyta recorded worldwide revenues of $101 million in the second quarter of 2014, an increase of 42%, and $189 million in the first six months of 2014, an increase of 41%, compared to the same periods in 2013, due to recent launches and additional share uptake. International revenues increased 56% in the second quarter, and 63% in the first six months, compared to the same periods in 2013, primarily due to strong growth in developed markets in Europe, where a large proportion of oncologists are prescribing Inlyta. Foreign exchange had an unfavorable impact on international revenues of 2% in the second quarter of 2014 and 6% in the first six months of 2014.

•
Xeljanz (GIP) was approved in the U.S. in November 2012 and in various other countries in 2013 for the treatment of adult patients with moderately to severely active rheumatoid arthritis. It has experienced consistent month-to-month growth in the U.S., where total prescription volume grew 24% in the second quarter of 2014, compared to the first quarter of 2014. Xeljanz recorded worldwide revenues of $68 million in the second quarter of 2014 and $120 million in the first six months of 2014, compared to $22 million and $33 million in the same periods in 2013, virtually all in the U.S., primarily driven by the FDA approval for a label update in February 2014 to include data on radiographic progression, which strengthens the clinical profile of Xeljanz as well as positive consumer awareness. Xeljanz also has been approved in Colombia, Uruguay, Chile, Taiwan, Bolivia, Guatemala, Philippines, and Ecuador.

•	Alliance revenues (GEP/GIP) worldwide decreased 69% in the second quarter of 2014, and 70% in the first six months of 2014, compared to the same periods in 2013, mainly due to:

◦
the expiration or near-term expiration of the co-promotion collaboration for Spiriva (GEP) in Japan, the U.S. (where the collaboration expired in April 2014), and certain European countries combined with the expiration of the collaboration in Australia, Canada and South Korea, which resulted in a decrease in Pfizer's share of Spiriva revenues of $127 million in the second quarter of 2014, and $303 million in the first six months of 2014, compared to the same periods in 2013;

◦
the loss of exclusivity for Aricept in Canada in December 2013, which resulted in a decrease in revenues of approximately $28 million in the second quarter of 2014, compared to the same period in 2013, and combined with the termination of the co-promotion agreement for Aricept (GEP) in Japan in December 2012, resulted in a decrease in Pfizer's share of Aricept revenues of approximately $59 million in the first six months of 2014, compared to the same period in 2013; and

◦
the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada in October 2013, which resulted in a decrease of $428 million in the second quarter of 2014, and $804 million in the first six months of 2014, compared to the same periods in 2013. (While Enbrel alliance revenues declined $428 million in the second quarter of 2014 and $804 million in the first six months of 2014, we received royalty income from Enbrel in the U.S. and Canada of $124 million in the second quarter of 2014 and $261 million in the first six months of 2014, which is recorded in Other (income)/deductions—net in the condensed consolidated statements on income. See Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.)

See the “Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights" section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, for information regarding the expiration of various contract rights relating to Aricept, Spiriva, Enbrel and Rebif.
On April 29, 2014, the 10-year alliance between Boehringer Ingelheim and Pfizer for the promotion and marketing of Spiriva in the U.S. came to an end. Boehringer Ingelheim now exclusively markets and supplies Spiriva in the U.S.

•
Eliquis (apixaban) (GIP) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). In 2012, Eliquis (apixaban) was approved to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation in the 27 countries of the EU, plus Iceland and Norway, Canada, Japan and the U.S. To date, we have launched that indication for Eliquis in the U.S., 23 EU markets, Canada and Australia. The two companies share commercialization expenses and profit/losses equally on a global basis. While we are the third entrant in this market, we believe we have a differentiated product profile and continue to invest in medical education, peer-to-peer programs to assist physicians in understanding the data, and direct-to-consumer advertising in the U.S. We have seen increased prescribing by cardiologists and primary care providers compared to prior periods.

•
Embeda (GIP)—In November 2013, we announced that the FDA had approved a prior approval supplement for an update to the Embeda manufacturing process. This update addressed the pre-specified stability requirement that led to the voluntary recall of Embeda from the market in March 2011. We anticipate returning Embeda to the market in early 2015.

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

We continue to transform our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars.

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is as of August 7, 2014.

Among our new drug candidates in late-stage development is palbociclib (PD-0332991), an oral and selective reversible inhibitor of the CDK 4 and 6 kinases under investigation for the treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2- negative (HER2-) advanced breast cancer, recurrent advanced breast cancer and high-risk early breast cancer. On February 3, 2014, we announced that PALOMA-1, the randomized Phase 2 trial of palbociclib achieved its primary endpoint by demonstrating a statistically significant and clinically meaningful improvement in progression-free survival for the combination of palbociclib and letrozole compared with letrozole alone in post-menopausal women with ER+, HER2- locally advanced or newly diagnosed metastatic breast cancer. Adverse events observed for the palbociclib arm were consistent with the known adverse event profile for this combination. In June 2014, we initiated a rolling submission of a New Drug Application (NDA) to the FDA seeking approval for palbociclib, combined with letrozole, as a first-line systemic treatment for post-menopausal women with ER+, HER2- locally advanced or metastatic breast cancer. The submission is based on the final results of PALOMA-1. We expect to complete the submission in August 2014.

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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Eliquis (Apixaban)(a)	Approval in the EU for treatment of DVT and PE, and prevention of recurrent DVT and PE in adults	July 2014	—
Prevenar 13 Adult	Approval in Japan for prevention of pneumococcal disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in adults 65 years of age and older	June 2014	__
Bosulif (Bosutinib)	Application filed in Japan for treatment of previously treated chronic myelogenous leukemia	—	December 2013
Vyndaqel (Tafamidis meglumine)	Approval in Japan as a treatment to delay the peripheral neurological impairment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	September 2013	—
Conjugated Estrogens/Bazedoxifene	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Inlyta (Axitinib)
Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group

Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis, ulcerative colitis and psoriatic arthritis
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the first-line treatment of ALK-positive non-small cell lung cancer

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate
Bococizumab (RN316) (PF-04950615)	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
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

(a)
In March 2014, we announced that the FDA granted Breakthrough Therapy designation to MnB rLP2086. In June 2014, we submitted a Biologics License Application to the FDA for this vaccine candidate, which is pending acceptance by the FDA for filing.

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

(c)
The tanezumab program is under a partial clinical hold by the FDA pending our submission of additional nonclinical data. We anticipate submitting that data to the FDA during the first quarter of 2015. Subject to the removal of the partial clinical hold, we are planning to continue development of tanezumab for the treatment of osteoarthritis, chronic low back pain and cancer pain. In October 2013, we entered into a collaboration agreement with Eli Lilly and Company to jointly develop and globally commercialize tanezumab for those indications.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Cost of sales	$2,462	$2,242	10	$4,507	$4,505	-
As a percentage of Revenues	19.3%	17.3%		18.7%	17.7%

Cost of sales increased 10% in the second quarter of 2014 and increased as a percentage of revenues in the second quarter and first six months of 2014, compared to the same periods in 2013. These increases are primarily due to unfavorable changes in product mix, resulting from, among other things, the loss of Enbrel alliance revenue after October 31, 2013, when the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, the loss of Spiriva alliance revenue in the U.S. as of April 29, 2014, and increased sales of Prevnar at a lower margin to the Global Alliance for Vaccines and Immunization. Cost of sales in the first six months of 2014 were relatively flat compared to the same period in 2013 as the unfavorable impact due to the changes in product mix discussed above was substantially offset by favorable foreign exchange.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Selling, informational and administrative expenses	$3,520	$3,591	(2)	$6,560	$6,808	(4)
As a percentage of Revenues	27.6%	27.7%		27.2%	26.8%
SI&A expenses decreased 2% in the second quarter of 2014 and decreased 4% in the first six months of 2014, compared to the same periods in 2013, primarily due to:

•	lower expenses for field force and administration, reflecting the benefits of cost-reduction and productivity initiatives, partly in response to product losses of exclusivity;

•
for the first six months of 2014, a reduction related to a true-up of the 2013 fee payable to the federal government under the U.S. Healthcare Legislation based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs; and

•	the favorable impact of foreign exchange of 1% for both periods, partially offset by:

•	increased investments in support of several recent product launches.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Research and development expenses	$1,759	$1,530	15	$3,382	$3,240	4
As a percentage of Revenues	13.8%	11.8%		14.0%	12.8%

R&D expenses increased 15% in the second quarter of 2014 and increased 4% in the first six months of 2014 compared to the same periods in 2013, primarily due to costs associated with recently initiated Phase 3 programs for certain new drug candidates as well as for studies of certain products in potential new indications and investment in our portfolio primarily to support acceleration of the meningitis B vaccine and palbociclib development programs.

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

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$259	$298	(13)	$423	$603	(30)

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

Costs associated with acquisitions and cost-reduction/productivity initiatives decreased 13% in the second quarter of 2014, and decreased 30% in the first six months of 2014, compared to the same periods in 2013, due to lower costs incurred in most categories: restructuring charges (down $84 million in the second quarter and $139 million in the first six months of 2014), integration costs (down $18 million in the second quarter and $36 million in the first six months of 2014), additional depreciation––asset restructuring (up $33 million in the second quarter and down $28 million in the first six months of 2014) and higher implementation costs (up $30 million in the second quarter and up $23 million in the first six months of 2014). The overall lower costs primarily reflect the fact that we had substantially completed many of the initiatives launched in prior periods.

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

Programs, Expected Total Costs and Expected Cost Savings

In 2014, we have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of ten sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $450 million associated with prior acquisition activity and costs of approximately $1.5 billion associated with new non-acquisition-related cost-reduction initiatives.

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

Current-Period Key Activities

In the first six months of 2014, we incurred approximately $423 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Other (income)/deductions––net	$(53)	$(1,070)	(95)	$570	$(925)	*
* Calculation not meaningful.
Other (income)/deductions––net changed unfavorably by $1.0 billion in the second quarter of 2014, compared to the same period in 2013, primarily due to:

•
the non-recurrence in the second quarter of 2014 of patent litigation settlement income of $1.4 billion in the second quarter of 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net),

partially offset by:

•	lower asset impairments and related charges (down $127 million) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net); and

•
higher royalty-related income (up $119 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net).

Other (income)/deductions––net changed unfavorably by $1.5 billion in the first six months of 2014, compared to the same period in 2013, primarily due to:

•
the non-recurrence in the first six months of 2014 of patent litigation settlement income of $1.4 billion in the first six months of 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net);

•
higher legal charges (up $787 million), primarily due to Neurontin- and Effexor-related matters (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net); and

•
the non-recurrence of a gain of $459 million recorded in the first six months of 2013 associated with the transfer of certain product rights to our 49%-owned equity-method investment in China (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments),

partially offset by:

•	lower asset impairments and related charges (down $410 million) (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net);

•
higher royalty-related income (up $304 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013 (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net); and

•
higher net gains on asset disposals (up $160 million), primarily due to gains on sales of product rights and gains on sales of investments in equity securities (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net).

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

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

PROVISION FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Provision for taxes on income	$1,082	$1,782	(39)	$1,664	$2,891	(42)
Effective tax rate	27.0%	33.3%		24.3%	31.8%

Our effective tax rate for continuing operations was 27.0% for the second quarter of 2014, compared to 33.3% for the second quarter of 2013, and was 24.3% for the first six months of 2014, compared to 31.8% for the first six months of 2013.

The lower effective tax rate for the second quarter of 2014, in comparison with the same period in 2013, was primarily due to:

•	the non-recurrence in the second quarter of 2014 of the unfavorable impact of the tax rate associated with the patent litigation settlement income in the second quarter of 2013;

•
the favorable impact of the resolution in the second quarter of 2014 of certain tax positions, pertaining to prior years with various foreign tax authorities, and from the expiration of certain statutes of limitations; and

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by:

•	the expiration of the U.S. R&D tax credit on December 31, 2013.
The lower effective tax rate for the first six months of 2014, in comparison with the same period in 2013, was primarily due to:

•
the favorable impact of the resolution in the first six months of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations;

•
the non-recurrence in the first six months of 2014 of the unfavorable tax impact associated with the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our 49%-owned equity-method investment with Hisun in China in the first six months of 2013;

•	the non-recurrence in the first six months of 2014 of the unfavorable impact of the tax rate associated with the patent litigation settlement income in the second quarter of 2013; and

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by:

•	the expiration of the U.S. R&D tax credit on December 31, 2013.

For information about the transfer of certain product rights in 2013, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments. For information about the patent litigation settlement income in 2013, see Note 4. Other (Income)/Deductions—Net.

DISCONTINUED OPERATIONS

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture.

The following table provides the components of Discontinued operations—net of tax, virtually all of which relates to Zoetis:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues	$—	$1,112	$—	$2,201
Pre-tax income from discontinued operations	(3)	189	2	389
Provision for taxes on income(a)	(1)	48	(1)	99
Income from discontinued operations––net of tax	(2)	141	3	290
Pre-tax gain on disposal of discontinued operations(b)	2	10,539	66	10,539
Provision for taxes on income(b), (c)	—	121	(4)	121
Gain on disposal of discontinued operations––net of tax(b)	2	10,418	70	10,418
Discontinued operations––net of tax	$—	$10,559	$73	$10,708

(a)
Includes deferred tax benefits of $2 million and $26 million for the three months ended June 29, 2014 and June 30, 2013, respectively, and deferred tax benefits of $2 million and $19 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

(b)	For the three and six months ended June 29, 2014, represents post-close adjustments.

(c)	Reflects income taxes resulting from certain legal entity reorganizations.

ADJUSTED INCOME
General Description of Adjusted Income Measures

Adjusted Income

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, consumer healthcare (OTC) products, and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

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

Adjusted Income Components

“Adjusted Income” components are defined as the corresponding reported U.S. GAAP components, excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Adjusted Revenues, Adjusted Cost of Sales, Adjusted Selling, Informational and Administrative expenses, Adjusted Research and Development expenses, Adjusted Amortization of Intangible Assets and Adjusted Other (Income)/Deductions––Net are income statement line items prepared on the same basis as, and therefore components of, the overall adjusted income measure. As described above, management uses adjusted income, among other factors, to set performance goals and to measure the performance of the overall company. We believe that investors’ understanding of our performance is enhanced by disclosing this measure. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2014 and 2013 below. The adjusted income component measures are not, and should not be viewed as, substitutes for the U.S. GAAP component measures.

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

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 29, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,773	$—	$—	$—	$(71)	$12,702
Cost of sales	2,462	14	(16)	—	(140)	2,320
Selling, informational and administrative expenses	3,520	4	—	—	(38)	3,486
Research and development expenses	1,759	—	—	—	(45)	1,714
Amortization of intangible assets	1,001	(961)	—	—	—	40
Restructuring charges and certain acquisition-related costs	81	—	(31)	—	(50)	—
Other (income)/deductions––net	(53)	(6)	—	—	(36)	(95)
Income from continuing operations before provision for taxes on income	4,003	949	47	—	238	5,237
Provision for taxes on income(b)	1,082	254	49	—	74	1,459
Income from continuing operations	2,921	695	(2)	—	164	3,778
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,912	695	(2)	—	164	3,769
Earnings per common share attributable to Pfizer Inc.––diluted	0.45	0.11	—	—	0.03	0.58

	Six Months Ended June 29, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$24,126	$—	$—	$—	$(128)	$23,998
Cost of sales	4,507	83	(22)	—	(262)	4,306
Selling, informational and administrative expenses	6,560	4	—	—	(58)	6,506
Research and development expenses	3,382	—	—	—	(56)	3,326
Amortization of intangible assets	2,118	(2,037)	—	—	—	81
Restructuring charges and certain acquisition-related costs	139	—	(55)	—	(84)	—
Other (income)/deductions––net	570	(7)	—	—	(922)	(359)
Income from continuing operations before provision for taxes on income	6,850	1,957	77	—	1,254	10,138
Provision for taxes on income(b)	1,664	542	58	—	422	2,686
Income from continuing operations	5,186	1,415	19	—	832	7,452
Discontinued operations––net of tax	73	—	—	(73)	—	—
Net income attributable to noncontrolling interests	18	—	—	—	—	18
Net income attributable to Pfizer Inc.	5,241	1,415	19	(73)	832	7,434
Earnings per common share attributable to Pfizer Inc.––diluted	0.81	0.22	—	(0.01)	0.13	1.15
See end of tables for notes (a) and (b).

Certain amounts may reflect rounding adjustments.
EPS amounts may not add due to rounding.

	Three Months Ended June 30, 2013
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,973	$—	$—	$—	$—	$12,973
Cost of sales	2,242	15	(50)	—	(13)	2,194
Selling, informational and administrative expenses	3,591	1	(6)	—	(36)	3,550
Research and development expenses	1,530	1	—	—	(10)	1,521
Amortization of intangible assets	1,140	(1,097)	—	—	—	43
Restructuring charges and certain acquisition-related costs	183	—	(57)	—	(126)	—
Other (income)/deductions––net	(1,070)	(28)	—	—	1,197	99
Income from continuing operations before provision for taxes on income	5,357	1,108	113	—	(1,012)	5,566
Provision for taxes on income(b)	1,782	298	(75)	—	(452)	1,553
Income from continuing operations	3,575	810	188	—	(560)	4,013
Discontinued operations––net of tax	10,559	—	—	(10,559)	—	—
Net income attributable to noncontrolling interests	39	—	—	(29)	—	10
Net income attributable to Pfizer Inc.	14,095	810	188	(10,530)	(560)	4,003
Earnings per common share attributable to Pfizer Inc.––diluted	1.98	0.11	0.03	(1.48)	(0.08)	0.56

	Six Months Ended June 30, 2013
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$25,383	$—	$—	$—	$—	$25,383
Cost of sales	4,505	20	(83)	—	(19)	4,423
Selling, informational and administrative expenses	6,808	6	(8)	—	(78)	6,728
Research and development expenses	3,240	2	—	—	(103)	3,139
Amortization of intangible assets	2,359	(2,277)	—	—	—	82
Restructuring charges and certain acquisition-related costs	314	—	(112)	—	(202)	—
Other (income)/deductions––net	(925)	(78)	—	—	1,326	323
Income from continuing operations before provision for taxes on income	9,082	2,327	203	—	(924)	10,688
Provision for taxes on income(b)	2,891	632	(49)	—	(548)	2,926
Income from continuing operations	6,191	1,695	252	—	(376)	7,762
Discontinued operations––net of tax	10,708	—	—	(10,708)	—	—
Net income attributable to noncontrolling interests	54	—	—	(35)	—	19
Net income attributable to Pfizer Inc.	16,845	1,695	252	(10,673)	(376)	7,743
Earnings per common share attributable to Pfizer Inc.––diluted	2.34	0.24	0.04	(1.49)	(0.05)	1.08

(a)	For details of adjustments, see "Details of Income Statement Items Excluded from Adjusted Income" below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 27.9% in the second quarter of 2014, consistent with 27.9% in the second quarter of 2013, primarily reflecting the favorable impact of the resolution in the second quarter of 2014 of certain tax positions, pertaining to prior years with various foreign tax authorities, and from the expiration of certain statutes of limitations, offset by an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business and the expiration of the U.S. R&D tax credit on December 31, 2013. The effective tax rate on Non-GAAP Adjusted income was 26.5% in the first six months of 2014, compared with 27.4% in the first six months of 2013. The tax rate in the first six months of 2014 compared to the same period in 2013 was favorably impacted by the resolution in the first and second quarters of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations, partially offset by an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, and the expiration of the U.S. R&D tax credit on December 31, 2013.

Certain amounts may reflect rounding adjustments.

Details of Income Statement Items Excluded from Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Purchase accounting adjustments
Amortization, depreciation and other(a)	$963	$1,123	$2,040	$2,347
Cost of sales	(14)	(15)	(83)	(20)
Total purchase accounting adjustments––pre-tax	949	1,108	1,957	2,327
Income taxes(b)	(254)	(298)	(542)	(632)
Total purchase accounting adjustments––net of tax	695	810	1,415	1,695
Acquisition-related costs
Restructuring charges(c)	16	24	22	43
Integration costs(c)	15	33	33	69
Additional depreciation––asset restructuring(d)	16	56	22	91
Total acquisition-related costs––pre-tax	47	113	77	203
Income taxes(e)	(49)	75	(58)	49
Total acquisition-related costs––net of tax	(2)	188	19	252
Discontinued operations
Discontinued operations––net of tax(f)	—	(10,559)	(73)	(10,708)
Discontinued operations––net of tax, attributable to noncontrolling interests	—	29	—	35
Total discontinued operations––net of tax, attributable to Pfizer Inc.	—	(10,530)	(73)	(10,673)
Certain significant items
Restructuring charges(g)	50	126	84	202
Implementation costs and additional depreciation––asset restructuring(h)	162	59	262	198
Gain associated with the transfer of certain product rights(i)	—	31	—	(459)
Patent litigation settlement income(j)	—	(1,351)	—	(1,351)
Other legal matters, net(i)	4	(13)	698	(100)
Certain asset impairments and related charges(i)	—	95	114	489
Costs associated with the Zoetis IPO(k)	—	—	—	18
Income associated with the transitional manufacturing and supply agreements with Zoetis(l)	(9)	—	(17)	—
Other(m)	31	41	113	79
Total certain significant items––pre-tax	238	(1,012)	1,254	(924)
Income taxes(n)	(74)	452	(422)	548
Total certain significant items––net of tax	164	(560)	832	(376)
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$857	$(10,092)	$2,193	$(9,102)

(a)	Included primarily in Amortization of intangible assets.

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

For the three months ended June 29, 2014, included in Cost of sales ($16 million). For the three months ended June 30, 2013, included in Cost of sales ($50 million) and Selling, informational and administrative expenses ($6 million).
For the first six months of 2014, included in Cost of sales ($22 million). For the first six months of 2013, included in Cost of sales ($83 million) and Selling, informational and administrative expenses ($8 million).

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. In the second quarter and first six months of 2014, also includes the favorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network activities. In the second quarter and first six months of 2013, also includes the unfavorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network activities.

(f)
Included in Discontinued operations––net of tax. For the six months ended June 29, 2014, represents post-close adjustments. For the three and six months ended June 30, 2013, virtually all relates to our former Animal Health business (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture).

(g)
Represents restructuring charges primarily incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts relate to our cost-reduction/productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the three months ended June 29, 2014, included in Cost of sales ($78 million), Selling, informational and administrative expenses ($39 million) and Research and development expenses ($45 million). For the three months ended June 30, 2013, included in Cost of sales ($13 million), Selling, informational and administrative expenses ($36 million) and Research and development expenses ($10 million).
For the first six months of 2014, included in Cost of sales ($152 million), Selling, informational and administrative expenses ($54 million) and Research and development expenses ($56 million). For the first six months of 2013, included in Cost of sales ($19 million), Selling, informational and administrative expenses ($76 million) and Research and development expenses ($103 million).

(i)	Included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
In 2013, reflects income from a litigation settlement with Teva Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Ltd. for patent-infringement damages resulting from their "at-risk" launches of generic Protonix in the U.S. Included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
Represents costs incurred in connection with the initial public offering of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For the six months ended June 30, 2013, primarily included in Other (income)/deductions—net (see the "Other (Income)/Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(l)
Primarily included in Revenues ($71 million) and Cost of sales ($60 million) for the three months ended June 29, 2014. Primarily included in Revenues ($128 million) and Cost of sales ($110 million) for the first six months of 2014.

(m)	Primarily included in Other (income)/deductions—net.

(n)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts and is calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The second quarter and first six months of 2013 were unfavorably impacted by the tax rate associated with the patent litigation settlement income. The first six months of 2013 were also unfavorably impacted by the non-deductibility of goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to Pfizer's 49%-owned equity-method investment in China (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our three operating segments—the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
(MILLIONS OF DOLLARS)
Three Months Ended June 29, 2014
Revenues	$3,547	$2,579	$6,513	$63	$12,702	$71	$12,773
Cost of sales	475	519	1,169	157	2,320	142	2,462
Selling, informational and administrative expenses	929	656	1,028	873	3,486	34	3,520
Research and development expenses	372	251	151	940	1,714	45	1,759
Amortization of intangible assets	11	5	25	(1)	40	961	1,001
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	81	81
Other (income)/deductions––net	(249)	(9)	(36)	199	(95)	42	(53)
Income from continuing operations before provision for taxes on income	$2,009	$1,157	$4,176	$(2,105)	$5,237	$(1,234)	$4,003

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Six Months Ended June 29, 2014
Revenues	$6,623	$4,753	$12,503	$119	$23,998	$128	$24,126
Cost of sales	890	928	2,194	294	4,306	201	4,507
Selling, informational and administrative expenses	1,694	1,187	1,865	1,760	6,506	54	6,560
Research and development expenses	766	435	289	1,836	3,326	56	3,382
Amortization of intangible assets	22	9	50	—	81	2,037	2,118
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	139	139
Other (income)/deductions––net	(525)	(20)	(120)	306	(359)	929	570
Income from continuing operations before provision for taxes on income	$3,776	$2,214	$8,225	$(4,077)	$10,138	$(3,288)	$6,850

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Three Months Ended June 30, 2013(e)
Revenues	$3,726	$2,263	$6,921	$63	$12,973	$—	$12,973
Cost of sales	438	422	1,160	174	2,194	48	2,242
Selling, informational and administrative expenses	824	563	1,157	1,006	3,550	41	3,591
Research and development expenses	263	216	183	859	1,521	9	1,530
Amortization of intangible assets	9	4	28	2	43	1,097	1,140
Restructuring charges and certain acquisition-related costs	—	(1)	—	1	—	183	183
Other (income)/deductions––net	(128)	(4)	(16)	247	99	(1,169)	(1,070)
Income from continuing operations before provision for taxes on income	$2,320	$1,063	$4,409	$(2,226)	$5,566	$(209)	$5,357

See below for notes (a)––(e).

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Six Months Ended June 30, 2013(e)
Revenues	$7,032	$4,453	$13,782	$116	$25,383	$—	$25,383
Cost of sales	881	852	2,303	387	4,423	82	4,505
Selling, informational and administrative expenses	1,523	1,097	2,237	1,871	6,728	80	6,808
Research and development expenses	570	441	364	1,764	3,139	101	3,240
Amortization of intangible assets	22	7	49	4	82	2,277	2,359
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	314	314
Other (income)/deductions––net	(179)	(2)	(32)	536	323	(1,248)	(925)
Income from continuing operations before provision for taxes on income	$4,215	$2,058	$8,861	$(4,446)	$10,688	$(1,606)	$9,082

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our three operating segments and includes the following:

	Three Months Ended June 29, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$63	$—	$—	$—	$—	$63
Cost of sales	41	—	—	40	76	157
Selling, informational and administrative expenses	4	—	29	832	8	873
Research and development expenses	—	719	7	207	7	940
Amortization of intangible assets	(1)	—	—	—	—	(1)
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(23)	—	208	14	199
Income from continuing operations before provision for taxes on income	$19	$(696)	$(36)	$(1,287)	$(105)	$(2,105)

	Six Months Ended June 29, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$119	$—	$—	$—	$—	$119
Cost of sales	77	—	—	51	166	294
Selling, informational and administrative expenses	7	—	53	1,683	17	1,760
Research and development expenses	1	1,382	13	427	13	1,836
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(34)	—	326	14	306
Income from continuing operations before provision for taxes on income	$34	$(1,348)	$(66)	$(2,487)	$(210)	$(4,077)

	Three Months Ended June 30, 2013
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$63	$—	$—	$—	$—	$63
Cost of sales	34	—	—	33	107	174
Selling, informational and administrative expenses	3	1	27	940	35	1,006
Research and development expenses	1	667	9	177	5	859
Amortization of intangible assets	—	1	—	(1)	2	2
Restructuring charges and certain acquisition-related costs	—	—	—	—	1	1
Other (income)/deductions––net	—	(10)	1	288	(32)	247
Income from continuing operations before provision for taxes on income	$25	$(659)	$(37)	$(1,437)	$(118)	$(2,226)

	Six Months Ended June 30, 2013
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$116	$—	$—	$—	$—	$116
Cost of sales	67	—	—	72	248	387
Selling, informational and administrative expenses	6	1	52	1,769	43	1,871
Research and development expenses	1	1,317	13	417	16	1,764
Amortization of intangible assets	—	1	—	—	3	4
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(12)	1	513	34	536
Income from continuing operations before provision for taxes on income	$42	$(1,307)	$(66)	$(2,771)	$(344)	$(4,446)

(i)	PCS—the revenues and costs of Pfizer CentreSource (PCS), our contract manufacturing and bulk pharmaceutical chemical sales operation.

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

(iv)
Corporate—the costs associated with Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance, and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments.

(v)	Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

For information purposes only, for the six months ended June 29, 2014, we estimate that Other costs, in the aggregate and as described above, but excluding (i) the revenues and costs associated with PCS; (ii) net interest expense included in Corporate (approximately $491 million in Other (income)/deductions––net); and (iii) net gains on investments not attributable to an operating segment and included in Corporate (approximately $143 million in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

(PERCENTAGES)	GIP	VOC	GEP
WRD/Medical Costs
Selling, informational and administrative expenses	31% - 33%	31% - 33%	35% - 37%
Research and development expenses	52% - 56%	30% - 33%	14% - 16%
Other (income)/deductions––net	*	*	*
Total WRD/Medical Costs	50% - 54%	31% - 34%	15% - 17%

Corporate/Other Unallocated Costs
Cost of sales	11% - 13%	11% - 13%	74% - 76%
Selling, informational and administrative expenses	26% - 28%	20% - 22%	50% - 54%
Research and development expenses	50% - 54%	35% - 38%	11% - 13%
Other (income)/deductions––net	*	*	*
Total Corporate/Other Unallocated Costs	29% - 32%	21% - 24%	45% - 48%

Total WRD/Medical and Corporate/Other Unallocated Costs
Cost of sales	11% - 13%	11% - 13%	74% - 76%
Selling, informational and administrative expenses	26% - 28%	20% - 22%	50% - 54%
Research and development expenses	52% - 56%	31% - 34%	13% - 15%
Other (income)/deductions––net	*	*	*
Total WRD/Medical/Corporate/Other Unallocated Costs	37% - 40%	25% - 28%	34% - 37%
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

(e)
As our operations were not managed under the new structure until the beginning of the first quarter of 2014, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the second quarter and first six months of 2013 include allocations. The amounts subject to allocation methods in the second quarter of 2013 were approximately $520 million of selling, informational and administrative expenses and approximately $160 million of research and development expenses, and the amounts subject to allocation methods in the first six months of 2013 were approximately $1,020 million of selling, informational and administrative expenses and approximately $420 million of research and development expenses.

•	The selling, informational and administrative expenses were allocated using proportional allocation methods based on associated selling costs, revenues or product-specific costs, as applicable.

•	The research and development expenses were allocated based on product-specific R&D costs or revenue metrics, as applicable.
Management believes that the allocations are reasonable.

Global Innovative Pharmaceutical Operating Segment

•
Revenues decreased 5% to $3,547 million in the second quarter of 2014, compared to $3,726 in the same period in 2013 and decreased 6% to $6,623 million in the first six months of 2014, compared to $7,032 in the same period in 2013, which includes a decrease in operational revenues of 5% in both the second quarter of 2014 and in the first six months of 2014, primarily due to:

◦
the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada on October 31, 2013; for a 36-month period thereafter, we are entitled to royalty payments that have been and are expected to continue to be significantly less than the share of Enbrel profits prior to the expiration of the co-promotion term of the collaboration agreement, and those royalty payments are and will be included in Other (income)/deductions––net rather than in Revenues (approximately $428 million for the second quarter of 2014 and $804 million for the first six months of 2014); and

◦	loss of exclusivity for Lyrica in Canada in February 2013 (a decline of approximately $30 million for the second quarter of 2014 and $70 million for the first six months of 2014), partially offset by:

◦
strong operational growth from Lyrica, primarily in the U.S. and Japan, and Enbrel outside the U.S. and Canada, as well as the performance of recently launched products, including Eliquis globally and Xeljanz, primarily in the U.S. (a combined increase of approximately $234 million for the second quarter of 2014 and $469 million for the first six months of 2014).

The unfavorable impact of foreign exchange of 1% in the first six months of 2014 also contributed to the decrease in GIP revenues. Foreign exchange had no impact on GIP revenues in the second quarter of 2014.
Total GIP revenues from emerging markets were $417 million in the second quarter of 2014 and $774 million in the first six months of 2014.

•
Cost of sales as a percentage of Revenues increased in the second quarter and first six months of 2014, compared to the second quarter and first six months of 2013, due to the loss of Enbrel alliance revenue after October 31, 2013 when the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired.

•
Selling, informational and administrative expenses increased 13% in the second quarter of 2014 and 11% in the first six months, compared to the same periods in 2013, reflecting increased investment in recently launched brands as well as certain other in-line products, partially offset by the benefits of cost-reduction and productivity initiatives.

•
Research and development expenses increased 41% in the second quarter of 2014 and 34% in the first six months of 2014, compared to the same periods in 2013, reflecting costs associated with recently initiated Phase 3 programs for certain new drug candidates as well as for studies of certain products in potential new indications.

•
The favorable change in Other (income)/deductions––net in the second quarter of 2014 and in the first six months of 2014, compared to the same periods in 2013, primarily reflects an increase in royalty-related income, primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. As noted above, on that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

•
Revenues increased 14% in the second quarter of 2014, and increased 7% in the first six months of 2014, compared to the same periods in 2013, which includes an increase in operational revenues of 15% in the second quarter of 2014 and 9% in the first six months of 2014.

◦
Global Vaccines Revenues increased 13% to $1,097 million in the second quarter of 2014, compared to $970 million in the same period in 2013, and revenues increased 7% to $2,022 million in the first six months of 2014, compared to $1,893 million in the same period in 2013, reflecting an increase in operational revenues of 14% in the second quarter and 9% in the first six months of 2014. The increases were primarily due to the performance of Prevnar 13 in the U.S., primarily reflecting increased purchasing patterns, increased prices and increased demand and a 15% operational increase in the second quarter of 2014 and an 8% operational increase in the first six months of 2014 in international sales of the Prevenar family which primarily reflects increased shipments associated with the Global Alliance for Vaccines and Immunization as well as the timing of government purchases in various emerging markets compared with the prior periods, partially offset by lower demand due to adverse weather conditions and decreased stockpile purchases.

Foreign exchange had an unfavorable impact of 1% on Vaccines revenues in the second quarter of 2014 and an unfavorable impact of 2% on Vaccines revenues in the six months of 2014, compared to the same periods in 2013.
Total Vaccines revenues from emerging markets were $319 million in the second quarter of 2014 and $503 million in the first six months of 2014.

◦
Global Oncology Revenues increased 16% to $570 million in the second quarter of 2014, compared to $493 million in the same period in 2013, and revenues increased 11% to $1,058 million in the first six months of 2014, compared to $949 million in the same period in 2013, reflecting an increase in operational revenues of 16% in the second quarter of 2014 and 12% in the first six months of 2014, due to continued strong uptake of recent product launches, Xalkori and Inlyta globally, partially offset by a decline in Sutent revenues in the U.S., for the first six months of 2014 and certain emerging markets, such as China, for both the second quarter of 2014 and the first six months of 2014 primarily due to the timing of purchases.

Foreign exchange had no impact on Oncology revenues in the second quarter of 2014 and an unfavorable impact of 1% on Oncology revenues in the first six months of 2014, compared to the same periods in 2013.
Total Oncology revenues from emerging markets were $102 million in the second quarter of 2014 and $177 million in the first six months of 2014.

◦
Consumer Healthcare Revenues increased 14% to $912 million in the second quarter of 2014, compared to $800 million in the same period in 2013, and revenues increased 4% to $1,673 million in the first six months of 2014, compared to $1,611 million in the same period in 2013, reflecting an increase in operational revenues of 15% in the second quarter of 2014 and 6% in the first six months of 2014, primarily due to the launch of Nexium 24HR in late May 2014, partially offset in the first six months of 2014 by a decrease in revenues for respiratory products in the U.S. and Canada due to a less severe cold and flu incidence, and for pain management products in the U.S., primarily due to increased competition resulting from the return to the market of certain competing analgesic brands.

Foreign exchange had an unfavorable impact of 1% on Consumer Healthcare revenues in the second quarter of 2014 and an unfavorable impact of 2% in the first six months of 2014 on Consumer Healthcare revenues.
Total Consumer Healthcare revenues from emerging markets were $240 million in the second quarter of 2014 and $462 million in the first six months of 2014.

•
Cost of sales as a percentage of Revenues increased in the second quarter and first six months of 2014, compared to the second quarter and first six months of 2013, primarily due to increased sales of Prevnar, at a lower margin, to the Global Alliance for Vaccines and Immunization.

•
Selling informational and administrative expenses increased 17% in the second quarter of 2014 and 8% in the first six months of 2014, compared to the same periods in 2013, primarily driven by Consumer Healthcare expenses incurred to support the launch of Nexium 24HR in the U.S. as well as palbociclib and meningitis B vaccine pre-launch marketing expenses.

•
Research and development expenses increased 16% in the second quarter of 2014 and decreased 1% in the first six months of 2014, compared to the same periods in 2013, primarily due to investment in our portfolio primarily to support acceleration of the meningitis B vaccine and palbociclib development programs, for both the second quarter of 2014 and the first six months of 2014 and the completion of Oncology Phase 3 trials during the first six months of 2014.

Global Established Pharmaceutical Operating Segment

•
Revenues decreased 6%, to $6,513 million in the second quarter of 2014, compared to $6,921 million in the same period in 2013, and decreased 9%, to $12,503 million in the first six months of 2014, compared to $13,782 million in the same period in 2013, including a decrease in operational revenues of 5% in the second quarter of 2014 and 7% in the first six months of 2014, primarily due to:

◦
the loss of exclusivity and subsequent launch of multi-source generic competition for Detrol LA in the U.S. in January 2014, Viagra in most major European markets in June 2013 as well as Aricept in Canada in December 2013 (aggregate decline of approximately $179 million in the second quarter of 2014 and $351 million in the first six months of 2014);

◦
the expiration or near-term expiration of the co-promotion collaboration for Spiriva in most countries, including the U.S. (where the collaboration expired in April 2014), which, per the terms of the collaboration agreement, has resulted in a decline in Pfizer’s share of Spiriva revenues (approximately $127 million in the second quarter of 2014 and $303 million in the first six months of 2014);

◦	the operational decline of certain products, including Metaxalone and Effexor (approximately $77 million in the second quarter of 2014 and $110 million in the first six months of 2014);

◦
an operational decline due to loss of exclusivity for certain other products and steeper generic erosion in Japan (approximately $90 million in the second quarter of 2014 and $131 million for the first six months of 2014);

◦
a decline in branded Lipitor revenues in the U.S. and most other developed markets as a result of continued generic competition in the first six months of 2014 (approximately $35 million in the second quarter of 2014 and $187 million in the first six months of 2014); and

◦
a decline in Aricept, not including Canada, revenues primarily due to the termination of the co-promotion agreement in Japan in December 2012 (approximately $14 million in the second quarter of 2014 and $60 million in the first six months of 2014), partially offset by:

◦	the strong operational performance of Celebrex worldwide (growth of approximately $55 million in the second quarter of 2014 and $43 million in the first six months of 2014);

◦
the strong operational performance of Lyrica, primarily in Europe, as well as Vfend (growth of approximately $96 million in the second quarter of 2014 and $120 million in the first six months of 2014);

◦	the operational growth of Lipitor in China (approximately $61 million in the second quarter of 2014 and $89 million in the first six months of 2014); and

◦	the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $9 million in the second quarter of 2014 and $44 million in the first six months of 2014).
Foreign exchange had an unfavorable impact of 1% on GEP revenues in the second quarter of 2014 and an unfavorable impact of 2% on GEP revenues in the first six months of 2014.
Total GEP revenues from emerging markets were $1.9 billion in the second quarter of 2014 and $3.6 billion in the first six months of 2014.

•
Cost of sales as a percentage of Revenues increased in the second quarter and first six months of 2014, compared to the second quarter and first six months of 2013, due to unfavorable changes in product mix.

•
Selling, informational and administrative expenses decreased 11% in the second quarter of 2014 and 17% in the first six months of 2014, compared to the same periods in 2013, due to lower expenses for field force and administration, reflecting the benefits of cost-reduction and productivity initiatives.

•
Research and development expenses decreased 17% in the second quarter of 2014 and 21% in the first six months of 2014, compared to the same periods in 2013, due to lower operating expenses, primarily reflecting the benefits of cost-reduction and productivity initiatives, partially offset by increased spending on biosimilars R&D.

•	The favorable change in Other (income)/deductions––net in the first six months of 2014 primarily reflects gains on sales of product rights.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2014 reflect the following:

•
For Foreign currency translation adjustments, for the second quarter of 2014, reflects the strengthening of several currencies against the U.S. dollar, primarily the Australian dollar, Japanese yen, U.K. pound, Brazilian real and Canadian dollar; for the first six months of 2014, reflects the strengthening of several currencies against the U.S. dollar, primarily the Australian dollar, Japanese yen, U.K. pound and Brazilian real, partially offset by the weakening of the Canadian dollar in the first six months of 2014. Also includes the reclassification of amounts associated with legal entity dispositions into income.

•
For Unrealized holding gains/(losses) on derivative financial instruments, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Unrealized holding gains/(losses) on available-for-sale securities, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, reflects the reclassification of certain amounts related to amortization and settlements into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

For information about events and circumstances impacting our tax related accounts, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

All of the changes in our asset and liability accounts as of June 29, 2014, compared to December 31, 2013, reflect, among other things, increases or decreases due to changes in foreign currency exchange rates, but none of these impacts were significant. The following explanations exclude the impact of foreign exchange.

•	For Accounts receivable, less allowance for doubtful accounts, the change also reflects the timing of collections in the normal course of business.

•	For Other current assets, the change also reflects the receipt of a portion of the Protonix patent litigation settlement income recognized in 2013 and other receipts in the normal course of business.

•	For Property, plant and equipment, less accumulated depreciation, the change also reflects depreciation, partially offset by capital additions.

•
For Identifiable intangible assets, less accumulated amortization, the change also reflects amortization and, to a much lesser extent, asset impairment charges, partially offset by the Nexium over-the-counter milestone. For additional information about our intangible assets, see Notes to Condensed Consolidated Financial Statements—Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets. For additional information about the asset impairment charges, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net. For additional information about the asset acquisition, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Acquisition.

•
For Other current liabilities, the change also reflects the timing of payments and accruals in the normal course of business, partially offset by an increase in our legal accruals, not yet paid, primarily for Neurontin-related matters. For additional information about the legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change also reflects, among other things, pension contributions and benefit payments, partially offset by net periodic benefit cost. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change also reflects a decrease in liabilities associated with derivative financial instruments and a decrease in our deferred compensation liability. For additional information about the fair value of our financial instruments, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	June 29, 2014	June 30, 2013	% Change
Cash provided by/(used in):
Operating activities	$7,022	$6,060	16
Investing activities	(1,605)	(10,083)	(84)
Financing activities	(4,173)	(3,600)	16
Effect of exchange-rate changes on cash and cash equivalents	(21)	(22)	(5)
Net increase/(decrease) in Cash and cash equivalents	$1,223	$(7,645)	*

*	Calculation not meaningful.

In the condensed consolidated statements of cash flows, the Other changes in assets and liabilities, net of acquisitions and divestitures, are presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets.

Operating Activities

Our net cash provided by operating activities was $7.0 billion in the first six months of 2014, compared to $6.1 billion in the same period of 2013. The increase in net cash provided by operating activities reflects the timing of receipts and payments in the ordinary course of business.

In the first six months of 2014 and 2013, the change in the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in accounts receivable, inventory, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For the first six months of 2014, also includes the adjustments necessary to reflect the increase in our legal accruals that had not been paid by June 29, 2014, primarily for Neurontin-related matters, and, for the first six months of 2013, also includes the $1.4 billion adjustment necessary to reflect that the Protonix patent litigation settlement income had not been received in cash as of June 30, 2013. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about our legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

Investing Activities

Our net cash used in investing activities was $1.6 billion in the first six months of 2014, compared to $10.1 billion in the same period in 2013. The decrease in net cash used in investing activities was primarily attributable to net purchases of investments of $1.3 billion in the first six months of 2014, compared to $9.6 billion in the first six months of 2013.

Financing Activities

Our net cash used in financing activities was $4.2 billion in the first six months of 2014, compared to $3.6 billion in the same period in 2013. The increase in net cash used in financing activities was primarily attributable to:

•	net proceeds from borrowings of $1.0 billion in the first six months of 2014, compared to net proceeds from borrowings of $6.5 billion in the first six months of 2013; and

•	proceeds from the exercise of stock options of $583 million in the first six months of 2014, compared to $1.2 billion in the first six months of 2013, partially offset by:

•	purchases of common stock of $2.5 billion in the first six months of 2014, compared to $7.9 billion in the first six months of 2013.

Supplemental Schedule of Non-Cash Investing and Financing Information

In the first six months of 2013, we had the following non-cash transactions:

•	we sold Zoetis common stock for Pfizer common stock valued at $11.4 billion;

•	we exchanged Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013 for $2.5 billion;

•	we exchanged Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012 for $1.0 billion; and

•	we transferred certain product rights, valued at $1.2 billion, to an equity-method investment (Hisun Pfizer).

Zoetis is our former Animal Health business. For additional information about the Zoetis-related transactions, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Divestiture, and for additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisition, Divestiture, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

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

Our long-term debt is rated high-quality by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody's). See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	June 29, 2014		December 31, 2013
Selected financial assets:
Cash and cash equivalents(a)	$3,406		$2,183
Short-term investments(a)	30,648		30,225
Long-term investments(a)	17,168		16,406
	51,222		48,814
Debt:
Short-term borrowings, including current portion of long-term debt	5,561		6,027
Long-term debt	32,267		30,462
	37,828		36,489
Net financial assets(b)	$13,394		$12,325

Working capital	$36,349		$32,878
Ratio of current assets to current liabilities	2.66	:1	2.41	:1
Total Pfizer Inc. shareholders' equity per common share(c)	$12.06		$11.93

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instrument holdings.

(b)
Net financial assets increased as net cash provided by operating activities and the proceeds from the exercise of stock options, among other things, more than offset capital investments, share purchases and dividend payments. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

On May 15, 2014, we completed a public offering of $4.5 billion aggregate principal amount of senior unsecured notes (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt).

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

As of June 29, 2014, we had about $927 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece, Portugal and Ireland where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $83 million, were as follows: $49 million in Italy; $17 million in Portugal; $11 million in Greece; and, $6 million in Spain.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt		Date of Last Rating Change
	Rating	Rating	Outlook
Moody’s	P-1	A1	Stable	October 2009
S&P	A-1+	AA	Stable	October 2009

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of commercial paper and other short-term borrowings. As of June 29, 2014, we had access to $8.5 billion of lines of credit, of which $913 million expire within one year. Of these lines of credit, $8.3 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of the unused lines of credit, all of which expire in 2018, may be used to support commercial paper borrowings.

Global Economic Conditions––General

The challenging economic environment has not had, nor do we anticipate it will have, a significant impact on our liquidity. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we continue to monitor our liquidity position. There can be no assurance that the challenging economic environment or a further economic downturn would not impact our ability to obtain financing in the future. See also "Global Economic Conditions––Venezuela Operations".
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

In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms, such that there are now three official rates of exchange. As of June 29, 2014, these were the CENCOEX rate of 6.3; the SICAD I rate of 10.5; and, the SICAD II rate of 49.96.

We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows, since we believe that the nature of our business operations in Venezuela (the importation, manufacture and distribution of pharmaceutical products and, to a lesser extent, consumer healthcare goods) would qualify for the most preferential rates permitted by law.

We cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.

As of June 29, 2014, our net monetary assets in Venezuela that are subject to revaluation totaled approximately $428 million (remeasured at the 6.3 rate). During the second quarter and first six months of 2014, our Revenues from Venezuela totaled approximately $195 million and $342 million, respectively, converted using the 6.3 rate.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 29, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

In the first six months of 2014, we purchased approximately 82 million shares of our common stock for approximately $2.5 billion under our publicly announced share-purchase plan. In the first six months of 2013, we purchased approximately 280 million shares of our common stock for approximately $7.9 billion under our publicly announced share-purchase plans. After giving effect to share purchases through June 29, 2014, our remaining share-repurchase authorization was approximately $3.0 billion.

Dividends on Common Stock

In June 2014, our Board of Directors declared a dividend of $0.26 per share, payable September 3, 2014, to shareholders of record at the close of business on August 1, 2014.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standard, Not Adopted as of June 29, 2014

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on Revenue Recognition (Topic 605), Revenue from Contracts with Customers, with an effective date of January 1, 2017. The guidance introduces a new principles-based framework for revenue recognition and disclosure. We have not yet determined the potential impact, if any, on our consolidated financial statements of adopting the new standard, nor have we decided on the method of adoption.
FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” "aim" and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, plans related to share repurchases and dividends and business-development plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2014” section of this MD&A, the anticipated costs and cost savings set forth in the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and the contributions that we expect to make from our general assets to the Company's pension and postretirement plans during 2014 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
decisions by regulatory authorities regarding whether and when to approve our drug applications, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted; and decisions by regulatory authorities regarding labeling, ingredients and other matters that could affect the availability or commercial potential of our products;

•	the speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•
the outcome of post-approval clinical trials, which could result in the loss of marketing approval for a product or changes in the labeling for, and/or increased or new concerns about the safety or efficacy of, a product that could affect its availability or commercial potential;

•	the success of external business-development activities, including the ability to satisfy the conditions to closing of announced transactions in the anticipated timeframe or at all;

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

•
U.S. federal or state legislation or regulatory action affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; direct-to-consumer advertising and interactions with healthcare professionals; and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines; as well as pricing pressures as a result of highly competitive insurance markets;

•
legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access, including, in particular, continued government-mandated price reductions for certain biopharmaceutical products in certain European and emerging market countries and Japan and government-imposed access restrictions in certain countries;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, and of the internal separation of our commercial operations into three new global businesses.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2013 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock during the second fiscal quarter of 2014:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
March 31, 2014 through April 27, 2014	12,814,204	$31.23	12,776,197	$3,919,718,747
April 28, 2014 through May 25, 2014	14,065,748	$30.00	14,000,830	$3,499,754,940
May 26, 2014 through June 29, 2014	17,205,929	$29.57	17,044,300	$2,995,790,811
Total	44,085,881	$30.19	43,821,327

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan (the June 2013 Stock Purchase Plan), and share purchases commenced thereunder in October 2013.

(b)
In addition to amounts purchased under the June 2013 Stock Purchase Plan, these columns reflect the following transactions during the second fiscal quarter of 2014: (i) the surrender to Pfizer of 124,514 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 30,669 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 109,371 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1	-
Fourth Supplemental Indenture, dated as of May 15, 2014, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on May 15, 2014 (File No. 001-03619).

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	-	Accountants’ Acknowledgment
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Pfizer Inc.
(Registrant)

Dated:	August 7, 2014	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)