Form 10-Q
period 2014-09-28
PFIZER INC
filed 2014-11-06
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

At November 3, 2014, 6,300,657,237 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$12,361	$12,643	$36,487	$38,026
Costs and expenses:
Cost of sales(a)	2,368	2,287	6,875	6,792
Selling, informational and administrative expenses(a)	3,556	3,395	10,116	10,203
Research and development expenses(a)	1,802	1,627	5,184	4,867
Amortization of intangible assets	972	1,117	3,090	3,476
Restructuring charges and certain acquisition-related costs	(19)	233	120	547
Other (income)/deductions––net	94	411	665	(514)
Income from continuing operations before provision for taxes on income	3,587	3,573	10,437	12,655
Provision for taxes on income	911	985	2,575	3,876
Income from continuing operations	2,676	2,588	7,862	8,779
Discontinued operations:
Income from discontinued operations––net of tax	(3)	36	—	326
Gain on disposal of discontinued operations––net of tax	—	(25)	70	10,393
Discontinued operations––net of tax	(3)	11	70	10,719
Net income before allocation to noncontrolling interests	2,672	2,599	7,932	19,498
Less: Net income attributable to noncontrolling interests	6	9	25	63
Net income attributable to Pfizer Inc.	$2,666	$2,590	$7,907	$19,435

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.39	$1.23	$1.26
Discontinued operations––net of tax	—	—	0.01	1.54
Net income attributable to Pfizer Inc. common shareholders	$0.42	$0.39	$1.24	$2.80

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.39	$1.22	$1.25
Discontinued operations––net of tax	—	—	0.01	1.52
Net income attributable to Pfizer Inc. common shareholders	$0.42	$0.39	$1.23	$2.77

Weighted-average shares––basic	6,330	6,581	6,363	6,938
Weighted-average shares––diluted	6,403	6,656	6,441	7,016
Cash dividends paid per common share	$0.26	$0.24	$0.78	$0.72

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income before allocation to noncontrolling interests	$2,672	$2,599	$7,932	$19,498

Foreign currency translation adjustments	$(431)	$(21)	$(273)	$(1,068)
Reclassification adjustments(a)	—	—	(62)	171
	(430)	(21)	(334)	(897)
Unrealized holding gains/(losses) on derivative financial instruments	(172)	10	(229)	143
Reclassification adjustments for realized (gains)/losses(b)	441	(339)	527	(37)
	269	(329)	298	106
Unrealized holding gains/(losses) on available-for-sale securities	(200)	325	(107)	137
Reclassification adjustments for realized (gains)/losses(b)	15	10	(163)	(74)
	(185)	335	(270)	63
Benefit plans: actuarial gains/(losses), net	18	(13)	13	34
Reclassification adjustments related to amortization(c)	48	137	146	438
Reclassification adjustments related to settlements, net(c)	19	54	58	147
Other	42	(28)	16	112
	127	150	233	731
Benefit plans: prior service credits and other	—	—	—	3
Reclassification adjustments related to amortization(c)	(19)	(16)	(55)	(45)
Reclassification adjustments related to curtailments, net(c)	1	—	12	(9)
Other	—	2	(1)	(4)
	(18)	(14)	(44)	(55)
Other comprehensive income/(loss), before tax	(238)	121	(118)	(52)
Tax provision on other comprehensive income/(loss)(d)	83	80	71	443
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(320)	$41	$(189)	$(495)

Comprehensive income before allocation to noncontrolling interests	$2,352	$2,640	$7,743	$19,003
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(32)	32	(2)
Comprehensive income attributable to Pfizer Inc.	$2,351	$2,672	$7,711	$19,005

(a)	Reclassified into Gain on disposal of discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Tax Provision on Other Comprehensive Income/(Loss).
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 28, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$2,437	$2,183
Short-term investments	31,009	30,225
Accounts receivable, less allowance for doubtful accounts: 2014—$388; 2013—$478	9,955	9,357
Inventories	6,355	6,166
Current deferred tax assets and other current tax assets	4,687	4,624
Other current assets	2,545	3,689
Total current assets	56,987	56,244
Long-term investments	18,451	16,406
Property, plant and equipment, less accumulated depreciation	12,032	12,397
Goodwill	42,724	42,519
Identifiable intangible assets, less accumulated amortization	36,374	39,385
Noncurrent deferred tax assets and other noncurrent tax assets	1,373	1,554
Other noncurrent assets	3,421	3,596
Total assets	$171,362	$172,101

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$5,389	$6,027
Accounts payable	2,973	3,234
Dividends payable	—	1,663
Income taxes payable	892	678
Accrued compensation and related items	1,841	1,792
Other current liabilities	8,824	9,972
Total current liabilities	19,920	23,366

Long-term debt	31,666	30,462
Pension benefit obligations, net	4,364	4,635
Postretirement benefit obligations, net	2,591	2,668
Noncurrent deferred tax liabilities	26,320	25,590
Other taxes payable	3,930	3,993
Other noncurrent liabilities	4,266	4,767
Total liabilities	93,057	95,481

Commitments and Contingencies

Preferred stock	30	33
Common stock	455	453
Additional paid-in capital	78,498	77,283
Treasury stock	(71,820)	(67,923)
Retained earnings	74,292	69,732
Accumulated other comprehensive loss	(3,467)	(3,271)
Total Pfizer Inc. shareholders’ equity	77,988	76,307
Equity attributable to noncontrolling interests	317	313
Total equity	78,305	76,620
Total liabilities and equity	$171,362	$172,101
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013
Operating Activities
Net income before allocation to noncontrolling interests	$7,932	$19,498
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,206	4,921
Asset write-offs and impairments	414	908
Gain associated with the transfer of certain product rights to an equity-method investment	—	(459)
Gain on disposal of discontinued operations	(65)	(10,501)
Deferred taxes from continuing operations	766	1,667
Deferred taxes from discontinued operations	—	(23)
Share-based compensation expense	424	418
Benefit plan contributions (in excess of)/less than expense	(208)	242
Other adjustments, net	(464)	38
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,519)	(4,749)
Net cash provided by operating activities	11,485	11,960

Investing Activities
Purchases of property, plant and equipment	(845)	(789)
Purchases of short-term investments	(36,294)	(33,927)
Proceeds from redemptions and sales of short-term investments	32,883	29,008
Net (purchases of)/proceeds from redemptions/sales of investments with original maturities of 90 days or less	4,945	(2,177)
Purchases of long-term investments	(9,254)	(8,746)
Proceeds from redemptions and sales of long-term investments	4,637	5,943
Acquisitions of businesses, net of cash acquired	(195)	(15)
Acquisitions of intangible assets	(342)	(177)
Other investing activities, net	325	194
Net cash used in investing activities	(4,140)	(10,686)

Financing Activities
Proceeds from short-term borrowings	8	3,723
Principal payments on short-term borrowings	(3)	(3,776)
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	(2,758)	1,831
Proceeds from issuance of long-term debt(a)	4,491	6,618
Principal payments on long-term debt	(786)	(2,396)
Purchases of common stock	(3,801)	(11,643)
Cash dividends paid	(4,970)	(5,026)
Proceeds from exercise of stock options	704	1,370
Other financing activities, net	56	68
Net cash used in financing activities	(7,060)	(9,231)
Effect of exchange-rate changes on cash and cash equivalents	(30)	(72)
Net increase/(decrease) in cash and cash equivalents	255	(8,029)
Cash and cash equivalents, beginning	2,183	10,081
Cash and cash equivalents, end	$2,437	$2,052

Supplemental Cash Flow Information
Non-cash transactions:
Sale of subsidiary common stock (Zoetis) for Pfizer common stock(b)	$—	$11,408
Exchange of subsidiary common stock (Zoetis) for the retirement of Pfizer commercial paper issued in 2013(b)	—	2,479
Exchange of subsidiary senior notes (Zoetis) for the retirement of Pfizer commercial paper issued in 2012(b)	—	992
Transfer of certain product rights to an equity-method investment (Hisun Pfizer)(c)	—	1,233
Cash paid during the period for:
Income taxes	$1,484	$1,799
Interest	1,329	1,512

(a)
In 2013, includes $2.6 billion from the issuance of senior notes by Zoetis (our former Animal Health subsidiary), net of the $1.0 billion non-cash exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012. See Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

(b)	See Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

(c)	See Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.
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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 24, 2014 and August 25, 2013.

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

On June 24, 2013, we completed the full disposition of our Animal Health business, Zoetis Inc. (Zoetis), and recognized a gain of approximately $10.4 billion, net of tax, in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013. The operating results of this business through June 24, 2013, the date of disposal, are reported as Discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013. For additional information, see Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

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

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments

A. Acquisition

InnoPharma, Inc. (InnoPharma)
On September 24, 2014, we completed our acquisition of InnoPharma, a privately-held pharmaceutical development company, for an upfront cash payment of $225 million and contingent consideration with an estimated acquisition-date fair value of approximately $67 million. The contingent consideration consists of up to $135 million in additional milestone payments based on application filing with and acceptance by the U.S. Food and Drug Administration (FDA), or approval of marketing applications related to certain pipeline products by the FDA. We believe this acquisition represents a potential innovative growth opportunity for our sterile injectables portfolio in areas such as oncology and central nervous disorders. In connection with this acquisition, we recorded $247 million in Identifiable intangible assets, consisting of $212 million in In-process research and development (IPR&D) and $35 million in Developed technology rights; $81 million in net deferred tax liabilities; and $125 million in Goodwill. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not been finalized.

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

With respect to the formation and disposition of Zoetis, in the first nine months of 2013:

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

•
Exchange Offer (80.2% Interest)—On June 24, 2013, we exchanged all of our remaining interest in Zoetis for Pfizer common stock and recognized a gain on sale of approximately $10.4 billion net of income taxes resulting from certain legal entity reorganizations, which was recorded in Gain on disposal of discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013.

The operating results of the Animal Health business through June 24, 2013, the date of disposal, are reported as Income from discontinued operations––net of tax in the condensed consolidated statements of income for the nine months ended September 29, 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Discontinued Operations

The following table provides the components of Discontinued operations—net of tax, virtually all of which relates to Zoetis:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$—	$—	$—	$2,201
Pre-tax income from discontinued operations(b)	(2)	32	1	421
Provision for taxes on income(a)	1	(4)	1	95
Income from discontinued operations––net of tax	(3)	36	—	326
Pre-tax gain on disposal of discontinued operations(b)	—	(38)	65	10,501
Provision for taxes on income(b), (c)	—	(13)	(4)	108
Gain on disposal of discontinued operations––net of tax(b)	—	(25)	70	10,393
Discontinued operations––net of tax	$(3)	$11	$70	$10,719

(a)
Includes a deferred tax expense of $2 million and a deferred tax benefit of $4 million for the three months ended September 28, 2014 and September 29, 2013, respectively, and a deferred tax benefit of $23 million for the nine months ended September 29, 2013. Deferred taxes for the first nine months of 2014 were nil.

(b)	For the three months and nine months ended September 28, 2014 and for the three months ended September 29, 2013, represents post-close adjustments.

(c)	For the nine months ended September 29, 2013, reflects income taxes resulting from certain legal entity reorganizations.

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the nine months ended September 29, 2013, except that financing activities include the cash proceeds from the issuance of senior notes by Zoetis.

C. Licensing Arrangements

Cellectis SA (Cellectis)
On June 18, 2014, we entered into a global strategic arrangement with Cellectis to develop Chimeric Antigen Receptor T-cell (CAR-T) immunotherapies in the field of oncology directed at select cellular surface antigen targets. In August 2014, we made an upfront payment of $80 million to Cellectis, which was recorded in Research and development expenses, and we will also fund research and development costs associated with the 15 Pfizer-selected targets and the four Cellectis-selected targets within the arrangement. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per product that resulted from the Pfizer-selected targets. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer. In addition, in August 2014, we acquired approximately 10% of the Cellectis capital through the purchase of newly issued shares, for a total investment of approximately $35 million.

Nexium Over-the-Counter Rights
In connection with our August 2012 agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, over-the-counter rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease, (i) on May 27, 2014, we launched Nexium 24HR in the U.S., and on July 11, 2014, we paid AstraZeneca a related $200 million product launch milestone payment and (ii) on August 1, 2014, we launched Nexium Control in Europe, and on September 15, 2014, we paid AstraZeneca a related $50 million product launch milestone payment. The milestone payments for this Consumer Healthcare asset acquisition have been recorded in Identifiable intangible assets, less accumulated amortization in the condensed consolidated balance sheet and will be amortized over their estimated useful lives. AstraZeneca is eligible to receive future milestone payments of up to $300 million, based on product launches outside the U.S. and level of worldwide sales and is eligible to receive royalty payments, based on worldwide sales.

D. Equity-Method Investments

Investment in Laboratório Teuto Brasileiro (Teuto)

We have an option to acquire the remaining 60% of Teuto, a 40%-owned generics company in Brazil, beginning in 2014, and Teuto’s majority shareholders have an option to sell their 60% stake to us beginning in 2015.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
In the third quarter and first nine months of 2013, we recorded an estimated loss of approximately $223 million related to the net call/put option and an impairment loss of $32 million related to our equity-method investment, both of which were recorded in Other (income)/deductions––net.

•
In the third quarter and first nine months of 2014, we recorded income of approximately $90 million resulting from a decline in the estimated loss from the aforementioned option, which was recorded in Other (income)/deductions––net.

Investment in ViiV Healthcare Limited (ViiV)
Our minority ownership interest in ViiV, a company formed by Pfizer and GlaxoSmithKline plc (GSK) to focus solely on research, development and commercialization of human immunodeficiency virus (HIV) medicines, was impacted by the following events:

•
The January 21, 2014 European Commission approval of Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV. This approval triggered a reduction in our equity interest in ViiV from 12.6% to 11.7%, effective April 1, 2014. As a result, in the first nine months of 2014, we recognized a loss of approximately $30 million in Other (income)/deductions––net; and

•
The August 12, 2013 FDA approval of Tivicay (dolutegravir). This approval triggered a reduction in our interest in ViiV from 13.5% to 12.6%, effective October 1, 2013. As a result, in the third quarter and first nine months of 2013, we recognized a loss of approximately $31 million in Other (income)/deductions––net.

Investment in Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)
In connection with the September 6, 2012 formation of Hisun Pfizer in conjunction with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun), a leading pharmaceutical company in China, in the first quarter of 2013, we and Hisun contributed certain assets to Hisun Pfizer. Hisun Pfizer is 49% owned by Pfizer and 51% owned by Hisun. Our contributions constituted a business, as defined by U.S. GAAP, and in the first nine months of 2013, we recognized a pre-tax gain of approximately $459 million in Other (income) deductions––net, reflecting the transfer of the business to Hisun Pfizer (including an allocation of goodwill from our former Emerging Markets reporting unit as part of the carrying amount of the business transferred). Since we hold a 49% interest in Hisun Pfizer, we had an indirect retained interest in the contributed assets. As such, 49% of the gain, or $225 million, represented the portion of the gain associated with that indirect retained interest.
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

In 2014, we have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of eight sites over the next several years (down from 10 sites, previously, as two sites have been sold). In connection with these activities, during 2014-2016, we expect to incur costs of approximately $400 million associated with prior acquisition activity and costs of approximately $1.4 billion associated with new non-acquisition-related cost-reduction initiatives.

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

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $850 million.

The costs expected to be incurred during 2014-2016, of approximately $3.0 billion in total, include restructuring charges, integration costs, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.

Current-Period Key Activities

In the first nine months of 2014, we incurred approximately $531 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Restructuring charges(a):
Employee terminations	$(51)	$174	$(4)	$289
Asset impairments	9	—	28	115
Exit costs	4	21	44	36
Total restructuring charges	(38)	195	68	440
Integration costs(b)	19	38	53	107
Restructuring charges and certain acquisition-related costs	(19)	233	120	547
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	52	43	199	134
Selling, informational and administrative expenses	—	—	1	19
Research and development expenses	1	—	30	94
Total additional depreciation––asset restructuring	54	43	230	247
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	24	16	52	27
Selling, informational and administrative expenses	36	30	89	95
Research and development expenses	12	1	40	10
Total implementation costs	73	47	181	132
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$108	$323	$531	$926

(a)	In the nine months ended September 28, 2014, Employee terminations represent the expected reduction of the workforce by approximately 100 employees, mainly in manufacturing and sales.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The restructuring charges in 2014 are associated with the following:

•
For the third quarter of 2014, the Global Innovative Pharmaceutical segment (GIP) ($4 million); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($10 million); the Global Established Pharmaceutical segment (GEP) ($4 million); Worldwide Research and Development and Medical ($2 million); manufacturing operations ($21 million); and Corporate ($14 million) as well as $92 million of income related to the partial reversal of prior-period restructuring charges, not directly associated with the new individual segments, and reflecting a change in estimate with respect to our sales force restructuring plans.

•
For the first nine months of 2014, the Global Innovative Pharmaceutical segment (GIP) ($14 million); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($16 million); the Global Established Pharmaceutical segment (GEP) ($34 million); Worldwide Research and Development and Medical ($11 million); manufacturing operations ($59 million); and Corporate ($25 million), as well as $92 million of income related to the partial reversal of prior-period restructuring charges, not directly associated with the new individual segments, and reflecting a change in estimate with respect to our sales force restructuring plans.

The restructuring charges in 2013 are associated with the following:

•	For the third quarter of 2013, total operating segments ($39 million); manufacturing operations ($112 million); and Corporate ($44 million).

•
For the first nine months of 2013, total operating segments ($106 million); Worldwide Research and Development and Medical ($15 million); manufacturing operations ($194 million); and Corporate ($125 million).

At the beginning of fiscal 2014, we revised our operating segments and are unable to directly associate these prior-period restructuring charges with the new individual segments.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2013(a)	$1,685	$—	$94	$1,779
Provision	(4)	28	44	68
Utilization and other(b)	(373)	(28)	(75)	(476)
Balance, September 28, 2014(c)	$1,308	$—	$63	$1,371

(a)	Included in Other current liabilities ($1.0 billion) and Other noncurrent liabilities ($767 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($851 million) and Other noncurrent liabilities ($520 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest income(a)	$(108)	$(94)	$(303)	$(291)
Interest expense(a)	343	340	1,007	1,067
Net interest expense	235	246	703	776
Royalty-related income(b)	(251)	(122)	(737)	(305)
Patent litigation settlement income(c)	—	9	—	(1,342)
Other legal matters, net(d)	28	1	720	(94)
Gain associated with the transfer of certain product rights(e)	—	—	—	(459)
Net gains on asset disposals(f)	(53)	(46)	(267)	(100)
Certain asset impairments(g)	243	220	358	745
Costs associated with the Zoetis IPO(h)	—	—	—	18
Other, net(i)	(108)	104	(113)	247
Other (income)/deductions––net	$94	$411	$665	$(514)

(a)
Interest income increased in the third quarter and first nine months of 2014 due to higher cash equivalents and investment balances. Interest expense increased in the third quarter of 2014 due to the addition of new fixed rate debt in the second quarter of 2014 and interest expense decreased in the first nine months of 2014, primarily due to the benefit of the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
Royalty-related income increased in the third quarter and first nine months of 2014 primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period thereafter.

(c)
In the first nine months of 2013, reflects income from a litigation settlement with Teva Pharmaceuticals Industries Ltd. (Teva) and Sun Pharmaceutical Industries Ltd. (Sun) for patent-infringement damages resulting from their “at-risk” launches of generic Protonix in the U.S. As of September 28, 2014, approximately $128 million is not yet due and is included in Other current assets.

(d)
In the first nine months of 2014, primarily includes approximately $610 million for Neurontin-related matters (including off-label promotion actions and antitrust actions) and approximately $55 million for an Effexor-related matter. In the first nine months of 2013, primarily includes an $80 million insurance recovery related to a certain litigation matter. For additional information, see Note 12A. Commitments and Contingencies: Legal Proceedings.

(e)
In the first nine months of 2013, represents the gain associated with the transfer of certain product rights to Hisun Pfizer. For additional information, see Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.

(f)
In the first nine months of 2014, primarily includes gains on sales/out-licensing of product and compound rights (approximately $128 million) and gains on sales of investments in equity securities (approximately $114 million).

(g)
In the third quarter of 2014, includes intangible asset impairment charges of $242 million, reflecting (i) $144 million related to developed technology rights; (ii) $79 million related to an in-process research and development (IPR&D) compound for the treatment of skin fibrosis; and (iii) $18 million related to an indefinite-lived brand. The intangible asset impairment charges for the third quarter of 2014 are associated with the following: the Global Established Pharmaceutical segment (GEP) ($163 million) and Worldwide Research and Development ($79 million).

In the first nine months of 2014, includes intangible asset impairment charges of $356 million, reflecting (i) $190 million for an IPR&D compound for the treatment of skin fibrosis (full write-off); (ii) $147 million related to developed technology rights; and (iii) $18 million related to an indefinite-lived brand. The intangible asset impairment charges for the first nine months of 2014 are primarily associated with the following: the Global Established Pharmaceutical segment (GEP) ($166 million) and Worldwide Research and Development ($190 million).
The intangible asset impairment charges for 2014 reflect, among other things, updated commercial forecasts; and with regard to IPR&D, the impact of changes to the development program and new scientific findings.
In the third quarter of 2013, includes intangible asset impairment charges of $185 million, primarily reflecting (i) $95 million of indefinite-lived brands, primarily related to our biopharmaceutical indefinite-lived brand, Xanax; and (ii) $90 million related to one IPR&D compound (full write-off). The intangible asset impairment charges for the third quarter of 2013 are associated with the Global Established Pharmaceutical segment (GEP). In addition, the third quarter of 2013 includes an impairment charge of approximately $32 million related to our investment in Teuto.
In the first nine months of 2013, includes intangible asset impairment charges of $674 million, primarily reflecting (i) $394 million of developed technology rights (for use in the development of bone and cartilage) acquired in connection with our acquisition of Wyeth; (ii)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$171 million related to three IPR&D compounds; and (iii) $109 million of indefinite lived brands, primarily related to our biopharmaceutical indefinite-lived brand, Xanax/Xanax XR. The impairment charges for the first nine months of 2013 are associated with the following: Global Innovative Pharmaceutical segment ($432 million); Global Established Pharmaceutical segment ($185 million); Worldwide Research and Development ($43 million); and Consumer Healthcare ($14 million). In addition, the first nine months of 2013 include an impairment charge of approximately $39 million for certain private company investments and an impairment charge of $32 million related to Teuto.
The intangible asset impairment charges for 2013 reflect, among other things, updated commercial forecasts, and with regard to IPR&D, the impact of new scientific findings.

(h)
Represents costs incurred in connection with the IPO of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For additional information, see Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

(i)
Includes the following: (i) in the third quarter and first nine months of 2014, the gain of approximately $46 million reflecting the change in the fair value of the contingent consideration associated with our acquisition of NextWave Pharmaceuticals, Inc. (NextWave) and the gain of approximately $56 million reflecting the change in the fair value of the contingent consideration associated with our acquisition of Excaliard Pharmaceuticals, Inc.; (ii) in the third quarter and first nine months of 2013, the gain of approximately $128 million and $109 million, respectively, reflecting the change in the fair value of the contingent consideration associated with our acquisition of NextWave; (iii) in the third quarter and first nine months of 2013, an estimated loss of $223 million related to an option to acquire the remaining interest in Teuto, and in the third quarter and first nine months of 2014, income of $90 million resulting from a decline in the estimated loss from the aforementioned option; and (iv) in the first nine months of 2014, a loss of $30 million due to a change in our ownership interest in ViiV and in the third quarter and first nine months of 2013, a loss of $31 million due to a change in our ownership interest in ViiV. For additional information concerning Teuto and ViiV, see Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.

The asset impairment charges included in Other (income)/deductions––net for the first nine months of 2014 virtually all relate to identifiable intangible assets and are based on estimates of fair value.

The following table provides additional information about the intangible assets that were impaired during the first nine months of 2014 in Other (income)/deductions––net:
	Fair Value(a)				Nine Months Ended September 28, 2014
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$—	$—	$—	$—	$190
Intangible assets––Developed technology rights(b)	233	—	—	233	147
Intangible assets––Indefinite-lived brands(b)	242	—	—	242	18
Total	$475	$—	$—	$475	$356

(a)
The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects intangible assets written down to fair value in the first nine months of 2014. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 25.4% for the third quarter of 2014, compared to 27.6% for the third quarter of 2013, and was 24.7% for the first nine months of 2014, compared to 30.6% for the first nine months of 2013.

The lower effective tax rate for the third quarter of 2014, in comparison with the same period in 2013, was primarily due to:

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; and

•
a decline in the non-tax deductible estimated loss recorded in the third quarter of 2013 related to an option to acquire the remaining interest in Teuto, since we expect to retain the investment indefinitely,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

partially offset by:

•
the non-tax deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the U.S. Internal Revenue Service (IRS).

The lower effective tax rate for the first nine months of 2014, in comparison with the same period in 2013, was primarily due to:

•
the favorable impact of the resolution in the first nine months of 2014 of certain tax positions, pertaining to prior years primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations;

•
the non-recurrence of the unfavorable tax impact associated with the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to Hisun Pfizer in the first nine months of 2013;

•	the non-recurrence of the unfavorable impact of the tax rate associated with the patent litigation settlement income in the first nine months of 2013;

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; and

•
a decline in the non-tax deductible estimated loss recorded in the third quarter of 2013 related to an option to acquire the remaining interest in Teuto, since we expect to retain the investment indefinitely, partially offset by:

•	the non-tax deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the IRS; and

•	the expiration of the U.S. R&D tax credit on December 31, 2013.

For information about the transfer of certain product rights in 2013 and the option to acquire the remaining interest in Teuto, see Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments. For information about the patent litigation settlement income in 2013, see Note 4. Other (Income)/Deductions—Net.

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
The United States is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•	With respect to Pfizer Inc., tax years 2009 and 2010 are currently under audit. Tax years 2011-2014 are open, but not yet under audit. All other tax years are closed.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision on Other Comprehensive Income/(Loss)

The following table provides the components of the tax provision on Other comprehensive income/(loss):
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Foreign currency translation adjustments(a)	$23	$(2)	$13	$88
Unrealized holding gains/(losses) on derivative financial instruments	(117)	125	(133)	107
Reclassification adjustments for realized (gains)/losses	175	(116)	183	(15)
	58	9	50	92
Unrealized holding gains/(losses) on available-for-sale securities	(27)	47	(4)	60
Reclassification adjustments for realized (gains)/losses	2	(13)	(38)	(30)
	(25)	34	(42)	30
Benefit plans: actuarial gains/(losses), net	5	(1)	3	10
Reclassification adjustments related to amortization	15	49	47	155
Reclassification adjustments related to settlements, net	6	18	21	54
Other	3	(23)	(4)	35
	30	43	68	254
Benefit plans: prior service credits and other	—	—	—	1
Reclassification adjustments related to amortization	(7)	(5)	(21)	(17)
Reclassification adjustments related to curtailments, net	1	—	2	(4)
Other	2	1	—	(1)
	(4)	(4)	(19)	(21)
Tax provision on other comprehensive income/(loss)	$83	$80	$71	$443

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(590)	$79	$150	$(3,223)	$313	$(3,271)
Other comprehensive income/(loss)(a)	(355)	248	(229)	165	(26)	(196)
Balance, September 28, 2014	$(945)	$327	$(78)	$(3,058)	$288	$(3,467)

(a)	Amounts do not include foreign currency translation income of $8 million attributable to noncontrolling interests for the first nine months of 2014.

As of September 28, 2014, with respect to derivative financial instruments, the amount of unrealized pre-tax gains estimated to be reclassified into income within the next 12 months is $173 million (which is expected to be offset by losses resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	September 28, 2014	December 31, 2013
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$104	$126
Available-for-sale debt securities(c)	39,547	34,899
Available-for-sale money market funds	1,526	945
Available-for-sale equity securities, excluding money market funds(c)	343	356
Derivative financial instruments in a receivable position(d):
Interest rate swaps	468	468
Foreign currency swaps	511	871
Foreign currency forward-exchange contracts	227	172
	42,726	37,837
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	7,294	9,139
Private equity securities, carried at equity-method or at cost(e), (f)	2,109	2,270
	9,403	11,409
Total selected financial assets	$52,128	$49,246
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$65	$301
Foreign currency swaps	478	110
Foreign currency forward-exchange contracts	34	219
	577	630
Other selected financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e)	5,389	6,027
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	31,666	30,462
	37,055	36,489
Total selected financial liabilities	$37,632	$37,119

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

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $69 million as of September 28, 2014; and interest rate swaps with fair values of $38 million, foreign currency swaps with fair values of $30 million and foreign currency forward-exchange contracts with fair values of $66 million as of December 31, 2013.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 28, 2014 or December 31, 2013. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $239 million and foreign currency forward-exchange contracts with fair values of $29 million as of September 28, 2014; and foreign currency swaps with fair values of $76 million and foreign currency forward-exchange contracts with fair values of $77 million as of December 31, 2013.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)	Includes foreign currency debt with fair values of $614 million as of September 28, 2014 and $651 million as of December 31, 2013, which are used as hedging instruments.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) is $36.4 billion as of September 28, 2014 and $35.1 billion as of December 31, 2013. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	September 28, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,463	$1,104
Short-term investments	31,009	30,225
Long-term investments	18,451	16,406
Other current assets(a)	274	286
Other noncurrent assets(b)	932	1,225
	$52,128	$49,246
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,389	$6,027
Other current liabilities(c)	216	303
Long-term debt	31,666	30,462
Other noncurrent liabilities(d)	361	327
	$37,632	$37,119

(a)
As of September 28, 2014, derivative instruments at fair value include interest rate swaps ($27 million), foreign currency swaps ($21 million) and foreign currency forward-exchange contracts ($226 million) and, as of December 31, 2013, include interest rate swaps ($90 million), foreign currency swaps ($24 million) and foreign currency forward-exchange contracts ($172 million).

(b)
As of September 28, 2014, derivative instruments at fair value include interest rate swaps ($441 million) and foreign currency swaps ($490 million) and foreign currency forward-exchange contracts ($1 million) and, as of December 31, 2013, include interest rate swaps ($378 million) and foreign currency swaps ($847 million).

(c)
As of September 28, 2014, derivative instruments at fair value include interest rate swaps ($2 million), foreign currency swaps ($180 million) and foreign currency forward-exchange contracts ($34 million) and, as of December 31, 2013, include foreign currency swaps ($84 million) and foreign currency forward-exchange contracts ($219 million).

(d)
As of September 28, 2014, derivative instruments at fair value include interest rate swaps ($63 million) and foreign currency swaps ($298 million) and, as of December 31, 2013, include interest rate swaps ($301 million) and foreign currency swaps ($26 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				September 28, 2014
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Asian, Scandinavian and other government debt(a)	$14,013	$2,287	$—	$—	$16,300
Corporate debt(b)	2,790	4,110	1,407	39	8,345
U.S. government debt	757	2,228	5	—	2,990
Western European and other government agency debt(a)	2,430	436	—	—	2,865
Supranational debt(a)	1,325	999	—	—	2,324
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	3	1,768	127	—	1,898
Reverse repurchase agreements(c)	1,645	—	—	—	1,645
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	14	1,044	28	—	1,086
Other asset-backed debt(d)	707	1,376	9	—	2,092
Held-to-maturity debt securities
Western European and other government debt(a)	4,765	—	—	—	4,765
Western European and Scandinavian government agency debt,(a) time deposits and other	2,496	7	26	—	2,528
Total debt securities	$30,946	$14,254	$1,602	$39	$46,840

(a)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

(b)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

(c)	Involving U.S. securities.

(d)
Includes loan-backed, receivable-backed, and mortgage-backed securities, all of which are investment-grade and in senior positions in the capital structure of the security. Loan-backed securities are collateralized by senior secured obligations of a diverse pool of companies or student loans, and receivable-backed securities are collateralized by credit cards receivables. Mortgage-backed securities are collateralized by diversified pools of residential and commercial mortgages. These securities are valued by third party models that use significant inputs derived from observable market data like prepayment rates, default rates, and recovery rates.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $3.0 billion as of December 31, 2013. There were no commercial paper borrowings as of September 28, 2014.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt

On May 15, 2014, we completed a public offering of $4.5 billion aggregate principal amount of senior unsecured notes.

The following table provides the components of the senior unsecured long-term debt issued in the second quarter of 2014:
(MILLIONS OF DOLLARS)	Maturity Date	As of September 28, 2014

1.1% Notes(a), (b)	May 2017	$1,000
2.1% Notes(a), (b)	May 2019	1,500
3.4% Notes(a), (b)	May 2024	1,000
4.4% Notes(a), (b)	May 2044	500
Three-month U.S. dollar London Interbank Offering Rate (LIBOR) plus 0.15% Notes(c)	May 2017	500
Total long-term debt issued in the second quarter of 2014		$4,500

(a)	Interest is payable semi-annually beginning November 15, 2014.

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

(c)	Interest is payable quarterly beginning August 15, 2014.
The following table provides the maturity schedule of our Long-term debt outstanding as of September 28, 2014:

(MILLIONS OF DOLLARS)	2015	2016	2017	2018	After 2018	TOTAL
Maturities	$—	$4,162	$4,035	$2,399	$21,070	$31,666

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of September 28, 2014, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $35.8 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of September 28, 2014, the aggregate notional amount of interest rate derivative financial instruments is $17 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(383)	$489	$(474)	$314
Foreign currency forward-exchange contracts	—	—	212	(479)	33	25

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	21	(2)	—	—
Foreign currency forward-exchange contracts	—	(4)	—	(1)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	30	(81)	—	—	—	—
Foreign currency swaps	—	(15)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	46	(4)	—	—
	$31	$(100)	$(104)	$3	$(441)	$339
Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(409)	$308	$(471)	$63
Foreign currency forward-exchange contracts	—	—	180	(165)	(56)	(26)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	(3)	11	137	—	—
Foreign currency forward-exchange contracts	—	(4)	—	(1)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	51	47	—	—	—	—
Foreign currency swaps	—	(14)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	24	93	—	—
All other net	(3)	—	—	—	—	—
	$48	$26	$(194)	$372	$(527)	$36

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of September 28, 2014, the aggregate fair value of these derivative instruments that are in a net liability position is $116 million, for which we have posted collateral of $92 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. At September 28, 2014, if there had been a downgrade to below an A rating by Standard and Poor's (S&P) or the equivalent rating by Moody's Investors Service, on September 28, 2014, we would have been required to post an additional $27 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

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

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. For information about our financial instruments (excluding the impact of collateral), see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities and Note 7B. Financial Instruments: Investments in Debt Securities above. For information about the collateral posted on our derivative instruments, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities above. As of September 28, 2014, we received cash collateral of $1.2 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts in a receivable position. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	September 28, 2014	December 31, 2013
Finished goods	$2,200	$2,216
Work-in-process	3,597	3,445
Raw materials and supplies	557	505
Inventories	$6,355	$6,166
Noncurrent inventories not included above(a)	$444	$463

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of this change, our goodwill is required to be reallocated to the new reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new management structure and the portions being transferred. We have not yet completed the allocation, but it will be completed in the current year.

The following table provides the components of and changes in Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	To be Allocated(a)	Total
Balance, December 31, 2013	$	$	$	$42,519	$42,519
Additions(b)				125	125
Other(c)				81	81
Balance, September 28, 2014	$	$	$	$42,724	$42,724

(a)
The amount to be allocated includes the goodwill associated with our former biopharmaceutical operating segments (see above), for which the allocation to our new reporting units, and, as a result, to the new operating segments, is pending.

(b)	Reflects the acquisition of InnoPharma. For additional information, see Note 2A. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Acquisition.

(c)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	September 28, 2014			December 31, 2013
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$71,704	$(44,444)	$27,260	$72,038	$(41,541)	$30,497
Brands	1,982	(836)	1,146	1,743	(773)	970
Licensing agreements and other	990	(826)	164	896	(805)	91
	74,676	(46,106)	28,570	74,677	(43,119)	31,558
Indefinite-lived intangible assets
Brands and other	7,346		7,346	7,384		7,384
In-process research and development	459		459	443		443
	7,805		7,805	7,827		7,827
Identifiable intangible assets(a)	$82,481	$(46,106)	$36,374	$82,504	$(43,119)	$39,385

(a)
The decrease in identifiable intangible assets, less accumulated amortization, is primarily related to amortization and, to a much lesser extent, asset impairment charges, partially offset by assets acquired from InnoPharma and the Nexium over-the-counter milestones. For information about impairments of intangible assets, see Note 4. Other (Income)/Deductions—Net. For information about the assets acquired from InnoPharma and the Nexium over-the-counter milestones, see Note 2A. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Acquisition and Note 2C. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Licensing Arrangements, respectively.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	September 28, 2014
	GIP	VOC	GEP
Developed technology rights	33%	33%	33%
Brands, finite-lived	—%	81%	19%
Brands, indefinite-lived	—%	70%	30%
In-process research and development	6%	40%	53%

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.0 billion for the third quarter of 2014 and $1.1 billion for the third quarter of 2013, and $3.1 billion for the first nine months of 2014 and $3.6 billion for the first nine months of 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost (including, in 2013, costs reported as part of discontinued operations):
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Three Months Ended
Net periodic benefit cost:
Service cost	$63	$75	$5	$7	$49	$51	$14	$15
Interest cost	174	166	14	26	99	92	42	42
Expected return on plan assets	(260)	(248)	—	—	(117)	(99)	(16)	(14)
Amortization of:
Actuarial losses	15	88	7	11	24	28	1	11
Prior service credits	(2)	(2)	—	(1)	(2)	(1)	(14)	(11)
Net transition obligation	—	—	—	—	—	—	—	—
Curtailments	—	—	—	—	(11)	(6)	—	—
Settlements	11	29	5	7	2	8	—	—
Special termination benefits	—	—	—	—	2	1	—	—
	$2	$108	$31	$50	$46	$74	$27	$43

Nine Months Ended
Net periodic benefit cost:
Service cost	$190	$227	$15	$20	$153	$161	$41	$46
Interest cost	524	501	43	53	300	283	127	125
Expected return on plan assets	(785)	(752)	—	—	(347)	(304)	(47)	(41)
Amortization of:
Actuarial losses	47	267	22	38	73	100	4	34
Prior service credits	(5)	(5)	(1)	(2)	(5)	(5)	(43)	(33)
Net transition obligation	—	—	—	—	—	—	—	—
Curtailments	2	(1)	—	—	4	(28)	(4)	(9)
Settlements	32	92	21	35	4	14	—	—
Special termination benefits	—	—	—	—	7	3	—	—
	$5	$329	$100	$144	$188	$224	$78	$122

(a)
The decrease in net periodic benefit costs for the three and nine months ended September 28, 2014, compared to the three and nine months ended September 29, 2013, for our U.S. qualified pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation (which reduced the amount of deferred actuarial losses), lower service cost resulting from cost-reduction initiatives, lower settlement activity and greater expected return on plan assets resulting from an increased plan asset base, partially offset by higher interest costs resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation.

(b)
The decrease in net periodic benefit costs for the three and nine months ended September 28, 2014, compared to the three and nine months ended September 29, 2013, for our U.S. supplemental (non-qualified) pension plans was primarily driven by lower settlement activity, lower interest costs and the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation.

(c)
The decrease in net periodic benefit costs for the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013, for our international pension plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from increases, in 2013, in the discount rates used to determine the benefit obligations, greater expected return on plan assets resulting from an increased plan asset base, partially offset by increased curtailment losses in 2014 primarily due to a loss relating to a U.K. pension plan freeze in the current year and changes in curtailments related to restructuring initiatives. The decrease in net periodic benefit costs for the three months ended September 28, 2014, compared to the three months ended September 29, 2013, for our international pension plans was primarily driven by the greater expected return on plan assets resulting from an increased plan asset base and the change in the impact of curtailments and settlements associated with restructuring initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)
The decrease in net periodic benefit costs for the three and nine months ended September 28, 2014, compared to the three and nine months ended September 29, 2013, for our postretirement plans was primarily driven by the decrease in the amounts amortized for actuarial losses resulting from the increase, in 2013, in the discount rate used to determine the benefit obligation (which reduced the amount of deferred actuarial losses), as well as an amendment to the U.S. plans at the end of 2013 resulting in increased amortization of prior service credits in the current year.

As of and for the nine months ended September 28, 2014, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the nine months ended September 28, 2014	$22	$140	$235	$183
Expected contributions from our general assets during 2014(a)	$23	$168	$314	$244

(a)
Contributions expected to be made for 2014 are inclusive of amounts contributed during the nine months ended September 28, 2014. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
EPS Numerator––Basic
Income from continuing operations	$2,676	$2,588	$7,862	$8,779
Less: Net income attributable to noncontrolling interests	6	6	25	25
Income from continuing operations attributable to Pfizer Inc.	2,669	2,582	7,838	8,754
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,669	2,582	7,837	8,753
Discontinued operations––net of tax	(3)	11	70	10,719
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—	—	39
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	(3)	11	70	10,680
Net income attributable to Pfizer Inc. common shareholders	$2,666	$2,593	$7,906	$19,433
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,670	$2,582	$7,838	$8,754
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(3)	11	70	10,680
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,666	$2,593	$7,908	$19,434
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,330	6,581	6,363	6,938
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	73	75	78	78
Weighted-average number of common shares outstanding––Diluted	6,403	6,656	6,441	7,016
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	44	43	44	43

(a)
These common stock equivalents were outstanding for the nine months ended September 28, 2014 and September 29, 2013, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Actions In Which We Are The Plaintiff

Viagra (sildenafil)
In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. (Mylan) and Mylan Inc. and Actavis, Inc. These generic drug manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra method-of-use patent, which expires in 2020 (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil).

In May and June 2011, respectively, Watson Laboratories Inc. (Watson) and Hetero Labs Limited (Hetero) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. Each asserts the invalidity and non-infringement of the Viagra method-of-use patent. In June and July 2011, respectively, we filed actions against Watson and Hetero in the U.S. District Court for the Southern District of New York asserting the validity and infringement of the Viagra method-of-use patent.

Sutent (sunitinib malate)
In May 2010, Mylan notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in 2021, and two other patents, which expire in 2020 and 2021. In June 2010, we filed suit against Mylan in the U.S. District Court for the District of Delaware asserting the infringement of those three patents. The patent expiring in 2020 was dismissed from the case prior to trial. In October 2014, the court held that the two patents expiring in 2021 were valid and infringed.

Lyrica (pregabalin)
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

Celebrex (celecoxib)
In March 2013, the U.S. Patent and Trademark Office granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent, against Teva Pharmaceuticals USA, Inc. (Teva USA), Mylan, Watson (as predecessor to Actavis plc), Lupin Pharmaceuticals USA, Inc. (Lupin), Apotex Corp. and Apotex Inc. Each of those generic drug companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib. In March 2014, the court granted the defendants’ motion for summary judgment, invalidating the reissue patent. In May 2014, we appealed the District Court's decision to the U.S. Court of Appeals for the Federal Circuit.

In April 2014, we entered into settlement agreements with two of the defendants, Teva USA and Watson, pursuant to which we granted licenses to the reissue patent permitting Teva USA and Watson to launch generic versions of celecoxib in the U.S. beginning in December 2014. In June 2014 and October 2014, we entered into settlement agreements with Mylan and Lupin, respectively, pursuant to which we granted licenses to the reissue patent permitting Mylan and Lupin to launch generic versions of celecoxib in the U.S. beginning in December 2014.

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

Tygacil (tigecycline)
In September 2013, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Apotex Inc. asserts the non-infringement of the polymorph patent for Tygacil that expires in 2030, but has not challenged the basic patent, which expires in 2016. In September 2013, we filed suit against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the infringement of the polymorph patent.

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

In May 2014, Aurobindo Pharma Limited (Aurobindo) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Aurobindo asserts the invalidity and non-infringement of (i) the polymorph patent for Tygacil, and (ii) the formulation patent for Tygacil, but has not challenged the basic patent. In July 2014, we filed suit against Aurobindo in the U.S. District Court for the District of Delaware asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

Actions In Which We Are The Defendant

Lipitor (atorvastatin)
In an action initially brought against us by a generic drug company, the Beijing High Court upheld the validity of our patent in China covering the crystalline form of atorvastatin in Lipitor. The crystalline patent expires in July 2016 and is the only patent covering Lipitor in China. In October 2014, the China Supreme People’s Court (SPC) conducted a retrial regarding certain issues related to the validity of the crystalline patent. If there were an adverse decision by the SPC, we would expect additional generic competition for Lipitor in China, and the price for Lipitor in China may be subject to a government-imposed price reduction larger than might otherwise occur; however, we expect that any such potential additional generic competition and related government imposed price reduction would not be material to us.

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

The trial in this action was held in January 2014, and the court issued various findings in March 2014. On June 30, 2014, the Federal Court issued a judgment based on those findings, awarding Teva Canada Limited damages of approximately Canadian dollars 125 million, consisting of compensatory damages, pre-judgment interest and legal costs. This judgment does not account for the Canadian dollars 52.5 million previously paid to Teva Canada Limited by Pfizer Inc., which will reduce the net liability to approximately Canadian dollars 67.0 million, which also reflects a reduction in accrued interest as a result of the earlier payment. In September 2014, Pfizer Canada Inc., as successor to the Wyeth companies, appealed the judgment. As of September 28, 2014, 1 Canadian dollar was equivalent to approximately 0.9 U.S. dollars.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 28, 2014, approximately 61,736 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and “ERISA” Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In May 2014, the court in the Multi-District Litigation granted Pfizer’s motion to exclude the testimony of the plaintiffs’ loss causation and damages expert. We subsequently filed a motion for summary judgment seeking dismissal of the litigation, and the plaintiffs filed a motion for leave to submit an amended report by their expert. In July 2014, the court denied the plaintiffs’ motion for leave to submit an amended report, and granted our motion for summary judgment, dismissing the plaintiffs’ claims in their entirety. In August 2014, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit.

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

On October 7, 2014, the court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. The direct purchaser plaintiffs moved for reconsideration and for leave to amend their complaint and are also seeking to appeal the decision to the United States Court of Appeals for the Third Circuit. Motions to dismiss the claims of the end-payor plaintiffs remain pending.

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
A number of individual lawsuits have been filed against us in various federal and state courts alleging suicide, attempted suicide and other personal injuries as a result of the purported ingestion of Neurontin. Certain of the federal actions have been transferred for consolidated pre-trial proceedings to the same Multi-District Litigation referred to in the first paragraph of the “Neurontin––Off-Label Promotion Actions” section above. We have settled the substantial majority of these claims, and we expect to resolve the remaining outstanding claims, on terms that are not material to us.

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

In September 2014, the District Court dismissed the claims by direct purchasers. In October 2014, the direct purchaser plaintiffs: (i) filed a motion to amend the judgment and for leave to amend their complaint and (ii) appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit. In October and November 2014, the District Court dismissed the remaining MDL claims.

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

Celebrex
From July through September 2014, purported class actions were filed in the United States District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs in these various actions seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation, and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014.

Reglan
Reglan is a pro-motility medicine for the treatment of gastroesophageal reflux disease and diabetic gastroparesis that was marketed by Wyeth and a predecessor company from 1979 until the end of 2001, when Wyeth sold the product and transferred the new drug application to another pharmaceutical company. Generic versions of Reglan have been sold by other companies since 1985. Pfizer, as Wyeth’s parent company, and certain wholly owned subsidiaries and limited liability companies, including Wyeth, along with several other pharmaceutical manufacturers, have been named as defendants in numerous actions in various federal and state courts alleging personal injury resulting from the use of Reglan and/or generic equivalents thereof. Plaintiffs in these actions seek to hold the defendants, including Pfizer and its affiliated companies, liable for a variety of personal injuries, including movement disorders such as Tardive Dyskinesia, allegedly resulting from the ingestion of Wyeth’s product and/or products sold by other companies. A substantial majority of the claims involve the ingestion of generic versions of Reglan produced and sold by other companies. Claims against Pfizer and its affiliated companies are largely based on the novel theory of innovator liability under which plaintiffs allege that an innovator pharmaceutical company can be liable for injuries caused by the ingestion of generic forms of the product produced and sold by other companies. This theory of liability has been rejected by more than 100 federal and state courts, applying the laws of 30 states. However, a small number of courts have adopted the theory, including the Alabama Supreme Court in August 2014. Actions have been filed under the laws of those jurisdictions, including Alabama, and additional actions may be filed in the future.

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

A5. Legal Proceedings––Certain Matters Resolved During the First Nine Months of 2014

As previously reported, during the first nine months of 2014, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lyrica (pregabalin)
Beginning in March 2009, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic drug manufacturer, Lyrica oral solution. Each of the generic drug manufacturers challenged one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, one of which expired in October 2013 and the other of which expires in 2018. Each of the generic drug manufacturers asserted the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic drug manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica, and all of these cases were consolidated in the District of Delaware. In July 2012, the court held that all three patents were valid and infringed. In August 2012, the generic drug manufacturers appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In February 2014, the Federal Circuit affirmed the decision of the District Court with respect to the validity and enforcement of one claim of the basic patent and determined, on the ground of mootness, that it did not have to render a decision on any other issues raised on appeal, including with respect to the other patent that expires in 2018. The generic drug manufacturers' time to file a petition for certiorari requesting a review by the U.S. Supreme Court expired in May 2014. As a result, the generic drug manufacturers cannot obtain FDA approval for their generic versions of Lyrica or market those products in the U.S. prior to the expiration of the basic patent in 2018.

In November 2010 and December 2012, Novel Laboratories, Inc. (Novel) and Wockhardt Limited (Wockhardt), respectively, notified us that they had each filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica oral solution. Novel asserted the invalidity and/or non-infringement of our three patents for Lyrica referred to in the paragraph above. Wockhardt asserted the invalidity and non-infringement of the basic patent. In October 2011, Alembic Pharmaceuticals Limited (Alembic) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica capsules and asserting the invalidity of the basic patent. In December 2011, January 2011 and January 2013, we filed actions against each of Alembic, Novel and Wockhardt, respectively, in the U.S. District Court for the District of Delaware asserting the validity and infringement of our patents. Each of Novel, Alembic and Wockhardt agreed to a stay of the respective actions described above and to be bound by any final judgment of infringement and validity of the patents at issue in the consolidated action discussed in the paragraph above. In late May and early June 2014, the District Court entered consent judgments against Novel, Alembic and Wockhardt, and, as a result, these generic drug manufacturers cannot obtain FDA approval for their generic versions of Lyrica or market their products in the U.S. prior to the expiration of the basic patent in December 2018.

Bapineuzumab
In June 2010, a purported class action was filed in the U.S. District Court for the District of New Jersey against Pfizer, as successor to Wyeth, and several former officers of Wyeth. The complaint alleged that Wyeth and the individual defendants violated federal securities laws by making or causing Wyeth to make false and misleading statements, and by failing to disclose or causing Wyeth to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab, a product in development for the treatment of Alzheimer’s disease. The plaintiff sought to represent a class consisting of all persons who purchased Wyeth securities from May 21, 2007 through July 2008 and sought damages in an unspecified amount on behalf of the putative class. In February 2012, the court granted the defendants’ motion to dismiss the complaint. In December 2012, the court granted the plaintiff's motion to file an amended complaint. In April 2013, the court granted the defendants' motion to dismiss the amended complaint. In May 2013, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Third Circuit. In June 2014, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's decision to dismiss the complaint. The plaintiff’s time to file a petition for certiorari requesting a review by the U.S. Supreme Court expired in September 2014.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 28, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

We have restated prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As our operations were not managed under the new structure until the beginning of the first quarter of 2014, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the third quarter and first nine months of 2013 include allocations. The amounts subject to allocation methods in the third quarter of 2013 were approximately $520 million of Selling, informational and administrative expenses (SI&A) and approximately $230 million of Research and development expenses (R&D), and the amounts subjected to allocation methods in the first nine months of 2013 were approximately $1.5 billion of Selling, informational and administrative expenses and approximately $650 million of Research and development expenses :

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $171.4 billion as of September 28, 2014 and approximately $172.1 billion as of December 31, 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Three Months Ended
Reportable Segments:
Global Innovative Pharmaceutical (GIP)	$3,490	$3,640	$2,063	$2,250
Global Vaccines, Oncology and Consumer Healthcare (VOC)	2,511	2,215	1,235	1,039
Global Established Pharmaceutical (GEP)	6,239	6,675	3,993	4,173
Total reportable segments	12,240	12,530	7,291	7,462
Other business activities(b)	56	46	(832)	(708)
Reconciling Items:
Corporate(c)	—	—	(1,308)	(1,340)
Purchase accounting adjustments(c)	—	—	(812)	(960)
Acquisition-related costs(c)	—	—	(54)	(61)
Certain significant items(d)	65	67	(548)	(744)
Other unallocated	—	—	(149)	(75)
	$12,361	$12,643	$3,587	$3,573
Nine Months Ended
Reportable Segments:
Global Innovative Pharmaceutical business (GIP)	$10,114	$10,672	$5,838	$6,464
Global Vaccines, Oncology and Consumer Healthcare (VOC)	7,264	6,668	3,447	3,099
Global Established Pharmaceutical business (GEP)	18,742	20,458	12,219	13,034
Total reportable segments	36,119	37,798	21,504	22,597
Other business activities(b)	175	162	(2,212)	(2,040)
Reconciling Items:
Corporate(c)	—	—	(3,794)	(4,109)
Purchase accounting adjustments(c)	—	—	(2,768)	(3,287)
Acquisition-related costs(c)	—	—	(131)	(264)
Certain significant items(d)	193	67	(1,803)	180
Other unallocated	—	—	(359)	(422)
	$36,487	$38,026	$10,437	$12,655

(a)	Income from continuing operations before provision for taxes on income.

(b)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(c)	For a description, see the “Other Costs and Business Activities” section above.

(d)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
For Revenues in the third quarter and first nine months of 2014, certain significant items represent revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.
For Earnings in the third quarter of 2014, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $8 million, (ii) charges for certain legal matters of $28 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $54 million, (iv) certain asset impairments of $242 million, (v) a charge for an additional year of Branded Prescription Drug Fee of $215 million and (vi) other charges of $18 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.
For Revenues in the third quarter and first nine months of 2013, certain significant items represent revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the third quarter of 2013, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $10 million, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $262 million, (iii) certain asset impairments of $217 million, (iv) other charges of $266 million and (v) costs associated with a patent litigation settlement of $9 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.
For Earnings in the first nine months of 2014, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $25 million, (ii) charges for certain legal matters of $726 million, (iii) certain asset impairments of $356 million, (iv) a charge for an additional year of Branded Prescription Drug Fee of $215 million, (v) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $400 million and (vi) other charges of $130 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.
For Earnings in the first nine months of 2013, certain significant items includes: (i) income related to our transitional manufacturing and supply agreements with Zoetis of $10 million, (ii) patent litigation settlement income of $1.3 billion, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $662 million, (iv) net credits for certain legal matters of $99 million, (v) certain asset impairments of $706 million, (vi) the gain associated with the transfer of certain product rights to Hisun Pfizer of $459 million, (vii) costs associated with the separation of Zoetis of $18 million and (viii) other charges of $344 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other (Income)/Deductions—Net.

Equity in the net income of investees accounted for by the equity method is not significant for any of our operating segments.

B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
United States	$4,842	$5,186	(7)	$14,023	$15,190	(8)
Developed Europe(a)	2,837	2,785	2	8,641	8,502	2
Developed Rest of World(b)	1,816	1,992	(9)	5,404	6,139	(12)
Emerging Markets(c)	2,866	2,680	7	8,419	8,195	3
Revenues	$12,361	$12,643	(2)	$36,487	$38,026	(4)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.2 billion and $2.1 billion in the third quarter of 2014 and 2013, respectively, and $6.6 billion and $6.4 billion in the first nine months of 2014 and 2013, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

The following table provides detailed revenue information:
		Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	Business(a)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Biopharmaceutical revenues:
Lyrica(b)	GEP/GIP	$1,317	$1,135	$3,783	$3,335
Prevnar family	V	1,139	959	3,163	2,855
Enbrel (Outside the U.S. and Canada)	GIP	955	932	2,846	2,769
Celebrex	GEP	764	752	2,150	2,120
Lipitor	GEP	490	533	1,489	1,704
Viagra(c)	GEP/GIP	427	460	1,227	1,405
Zyvox	GEP	339	319	1,008	1,007
Sutent	O	287	278	865	892
Norvasc	GEP	270	303	830	917
Premarin family	GEP	264	276	786	793
BeneFIX	GIP	212	213	640	619
Vfend	GEP	174	193	572	557
Pristiq	GEP	178	173	547	516
Genotropin	GIP	173	183	534	570
Refacto AF/Xyntha	GIP	160	148	477	433
Chantix/Champix	GIP	158	154	475	486
Xalatan/Xalacom	GEP	124	140	371	434
Medrol	GEP	101	107	322	343
Zoloft	GEP	104	116	310	341
Xalkori	O	112	73	308	193
Inlyta	O	102	83	291	217
Relpax	GEP	92	83	277	263
Rapamune	GIP	96	91	270	261
Sulperazon	GEP	90	78	270	222
Fragmin	GEP	90	83	266	263
Effexor	GEP	86	96	263	326
Tygacil	GEP	85	92	241	271
Zithromax/Zmax	GEP	67	84	235	283
EpiPen	GEP	79	85	231	230
Zosyn/Tazocin	GEP	80	104	229	293
Toviaz	GIP	69	57	211	174
Revatio	GEP	64	75	208	225
Xeljanz	GIP	85	35	205	68
Cardura	GEP	64	70	199	221
Xanax/Xanax XR	GEP	63	69	189	204
Inspra	GEP	57	53	179	164
Somavert	GIP	59	56	168	159
Neurontin	GEP	51	50	158	158
Protonix/Pantoprazole	GEP	55	42	153	137
Unasyn	GEP	52	49	152	158
Detrol/Detrol LA	GEP	54	131	149	437
Depo-Provera	GEP	54	50	147	143
BMP2	GIP	56	48	147	159
Diflucan	GEP	42	59	139	164
Dalacin/Cleocin	GEP	50	50	137	149
Alliance revenues(d)	GEP/GIP	233	684	681	2,187
All other GIP	GIP	105	128	342	398
All other GEP	GEP	1,540	1,675	4,642	5,063
All other V/O	V/O	50	35	143	112
Total biopharmaceutical revenues		11,419	11,742	33,626	35,398
Other revenues:
Consumer Healthcare	C	821	788	2,494	2,399
Other(e)		121	113	368	229
Revenues		$12,361	$12,643	$36,487	$38,026

(a)	Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V= the Global Vaccines business; O= the Global Oncology business; C = the global Consumer Healthcare business; and GEP = the Global Established Pharmaceutical segment.

(b)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(c)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(d)	Includes Enbrel (GIP, in the U.S. and Canada through October 31, 2013), Spiriva (GEP), Rebif (GIP), Aricept (GEP) and Eliquis (GIP).

(e)
Other includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes the revenues related to our transitional manufacturing and supply agreements with Zoetis.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 28, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP
New York, New York
November 6, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 46, provides information about the following: our business; our performance during the third quarter and first nine months of 2014 and 2013; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2014.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 57, and consists of the following sub-sections:

◦
Revenues and Product Developments. This sub-section, beginning on page 57, provides an analysis of our revenues and products for the third quarter and first nine months of 2014 and 2013, including an overview of important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 69, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 72, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, on page 72, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 72, provides a discussion of an alternative view of performance used by management.

◦	Analysis of Operating Segment Information. This sub-section, beginning on page 79, provides a discussion of the performance of each of our operating segments.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, beginning on page 85, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 85, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 86, provides an analysis of our cash flows for the first nine months of 2014 and 2013.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 88, provides an analysis of selected measures of our liquidity and of our capital resources as of September 28, 2014 and December 31, 2013, as well as a discussion of our outstanding debt and other commitments that existed as of September 28, 2014 and December 31, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, on page 91, discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 92, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, plans relating to share repurchases and dividends and business-development plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Revenues	$12,361	$12,643	(2)	$36,487	$38,026	(4)

Cost of sales	2,368	2,287	4	6,875	6,792	1
% of revenues	19.2%	18.1%		18.8%	17.9%

Selling, informational and administrative expenses	3,556	3,395	5	10,116	10,203	(1)
% of revenues	28.8%	26.9%		27.7%	26.8%

Research and development expenses	1,802	1,627	11	5,184	4,867	7
% of revenues	14.6%	12.9%		14.2%	12.8%

Amortization of intangible assets	972	1,117	(13)	3,090	3,476	(11)
% of revenues	7.9%	8.8%		8.5%	9.1%

Restructuring charges and certain acquisition-related costs	(19)	233	*	120	547	(78)
% of revenues	*	1.8%		0.3%	1.4%

Other (income)/deductions––net	94	411	(77)	665	(514)	*
Income from continuing operations before provision for taxes on income	3,587	3,573	—	10,437	12,655	(18)
% of revenues	29.0%	28.3%		28.6%	33.3%

Provision for taxes on income	911	985	(7)	2,575	3,876	(34)
Effective tax rate	25.4%	27.6%		24.7%	30.6%

Income from continuing operations	2,676	2,588	3	7,862	8,779	(10)
% of revenues	21.6%	20.5%		21.5%	23.1%

Discontinued operations––net of tax	(3)	11	*	70	10,719	(99)

Net income before allocation to noncontrolling interests	2,672	2,599	3	7,932	19,498	(59)
% of revenues	21.6%	20.6%		21.7%	51.3%

Less: Net income attributable to noncontrolling interests	6	9	(32)	25	63	(61)
Net income attributable to Pfizer Inc.	$2,666	$2,590	3	$7,907	$19,435	(59)
% of revenues	21.6%	20.5%		21.7%	51.1%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.39	8	$1.23	$1.26	(2)
Discontinued operations––net of tax	—	—	—	0.01	1.54	(99)
Net income attributable to Pfizer Inc. common shareholders	$0.42	$0.39	8	$1.24	$2.80	(56)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.39	8	$1.22	$1.25	(2)
Discontinued operations––net of tax	—	—	—	0.01	1.52	(99)
Net income attributable to Pfizer Inc. common shareholders	$0.42	$0.39	8	$1.23	$2.77	(56)

Cash dividends paid per common share	$0.26	$0.24	8	$0.78	$0.72	8
* Calculation not meaningful.

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

On June 24, 2013, we completed the full disposition of our Animal Health business, Zoetis Inc. (Zoetis), and recognized a gain of approximately $10.4 billion, net of tax, in Gain on disposal of discontinued operations––net of tax in our condensed consolidated statements of income for the nine months ended September 29, 2013. The operating results of this business through June 24, 2013, the date of disposal, are reported as Income from discontinued operations––net of tax in our condensed consolidated statements of income for the nine months ended September 29, 2013. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture and see the “Our Business Development Initiatives” and “Discontinued Operations” sections of this MD&A.

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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the United States (U.S.) is as of and for the three and nine months ended August 24, 2014 and August 25, 2013.

Our 2014 Performance

Revenues––Third Quarter 2014

Revenues in the third quarter of 2014 were $12.4 billion, a decrease of 2% compared to the same period in 2013, which reflects an operational decrease of $270 million, or 2%. The operational decrease was primarily the result of:

•	losses of exclusivity and declining alliance revenues which had a negative impact of approximately $750 million and which primarily consisted of:

◦	the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada (approximately $425 million);

◦
the loss of exclusivity and subsequent multi-source generic competition for Detrol LA in the U.S., Aricept in Canada and Viagra in most major European markets (aggregate decline of approximately $139 million);

◦	the ongoing termination of the Spiriva collaboration in certain countries (approximately $93 million); and

◦	the loss of exclusivity for certain other products (approximately $61 million),

•
the continued erosion of branded Lipitor in the U.S. and most other developed markets due to generic competition and the operational decline of certain products, including atorvastatin, Norvasc, Effexor, Metaxalone,Vfend, Genotropin and Premarin (collectively, approximately $250 million), partially offset by:

•
the operational growth of certain products in certain developed markets, including Lyrica, Nexium 24HR in the U.S. as a result of its May 2014 launch, Prevnar in the U.S. and developed rest of world, Eliquis, Xeljanz, Xalkori and Inlyta, among others (collectively, approximately $486 million); and

•	a 9% operational increase in revenues in emerging markets, including strong operational growth from Lipitor, primarily in China, and Prevenar 13 (collectively, approximately $266 million).

In addition, Revenues were unfavorably impacted by foreign exchange by approximately $11 million in the third quarter of 2014 compared to the same period in 2013.

Revenues––First Nine Months 2014

Revenues in the first nine months of 2014 were $36.5 billion, a decrease of 4% compared to the same period in 2013, which reflects an operational decrease of $1.1 billion, or 3%. The operational decrease was primarily the result of:

•	the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada (approximately $1.2 billion);

•
the loss of exclusivity and subsequent multi-source generic competition for Detrol LA in the U.S., Viagra in most major European markets, and Lyrica and Aricept in Canada (aggregate decline of approximately $558 million);

•
the continued erosion of branded Lipitor in the U.S. and most other developed markets due to generic competition and the operational decline of certain products, including Norvasc, Metaxalone, atorvastatin, Effexor, Genotropin, Caduet, Aromasin, Dilantin, Cardura and Zoloft (approximately $713 million);

•	the ongoing termination of the Spiriva collaboration in certain countries (approximately $396 million); and

•	the loss of exclusivity for certain other products (approximately $200 million), partially offset by:

•
the operational growth of certain products in certain developed markets, including Lyrica, Nexium 24HR in the U.S. as a result of its May 2014 launch, Prevnar in the U.S. and developed rest of world, Eliquis, Xeljanz, Celebrex, Xalkori and Inlyta, among others, as well as the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $1.4 billion); and

•	an 8% operational increase in revenues in emerging markets (approximately $603 million).
In addition, revenues were unfavorably impacted by foreign exchange by approximately $405 million, or 1%, in the first nine months of 2014 compared to the same period in 2013.

Income from Continuing Operations––Third Quarter 2014

Income from continuing operations for the third quarter of 2014 was $2.7 billion, compared to $2.6 billion in the third quarter of 2013, primarily reflecting, among other items, in addition to the lower revenues described above:

•
higher royalty-related income (up $129 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period thereafter (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
lower restructuring charges and certain acquisition-related costs (down $252 million) (see also the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives);

•
an estimated loss recorded in the third quarter of 2013 associated with an option to acquire the remaining interest in Laboratório Teuto Brasileiro (Teuto) of approximately $223 million and income recorded in the third quarter of 2014 of approximately $90 million, reflecting a decline in the estimated loss from the aforementioned option (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	lower purchase accounting adjustments (down $94 million); and

•
a lower effective tax rate (down 2.2 percentage points to 25.4%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters),

partially offset by:

•	higher cost of sales (up $81 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•
higher selling, informational and administrative expenses (up $161 million) (see also the “Costs and Expenses––Selling, Information and Administrative Expenses (SI&A) Expenses” section of this MD&A); and

•	higher research and development expenses (up $175 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A).

Income from Continuing Operations––First Nine Months 2014

Income from continuing operations for the first nine months of 2014 was $7.9 billion, compared to $8.8 billion in the first nine months of 2013, primarily reflecting, among other items, in addition to the lower revenues described above:

•
the non-recurrence in the first nine months of 2014 of the patent litigation settlement income of $1.3 billion in the first nine months of 2013 (see also the “Costs and Expenses––Other (Income)/Deductions–Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher legal charges (up $814 million), primarily due to Neurontin- and Effexor-related matters (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
the non-recurrence in the first nine months of 2014 of the gain associated with the transfer of certain product rights to our joint venture with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun) in China in the first nine months of 2013 ($459 million) (see also the “Our Business Development Initiatives” and “Costs and Expenses––Other (Income)/Deductions––Net” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments, and Note 4. Other (Income)/Deductions––Net); and

•	higher research and development expenses (up $317 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A), partially offset by:

•
a lower effective tax rate (down 6.0 percentage points to 24.7%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
lower restructuring charges and certain acquisition-related costs (down $427 million) (see also the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives);

•
lower asset impairments (down $387 million) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher royalty-related income (up $432 million) primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. On that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period thereafter (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
an estimated loss recorded in the first nine months of 2013 associated with an option to acquire the remaining interest in Teuto of approximately $223 million and income recorded in the first nine months of 2014 of approximately $90 million, reflecting a decline in the estimated loss from the aforementioned option (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•
higher net gains on asset disposals (up $167 million), primarily due to gains on sales/out-licensing of product and compound rights and gains on sales of investments in equity securities (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).

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

See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K, for information about (i) recent losses of product exclusivity impacting product revenues, (ii) recent and expected losses of collaboration rights impacting alliance revenues and (iii) losses and expected losses of product exclusivity in 2014.

In addition, we expect to lose exclusivity for various other products in various markets over the next few years. For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business”, of our 2013 Annual Report on Form 10-K.

Our 2014 financial guidance reflects the projected impact of the loss of exclusivity of various products and the expiration of certain alliance product contract rights discussed above. For additional information about our 2014 financial guidance, see the “Our Financial Guidance for 2014” section of this MD&A.

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Major Biopharmaceutical Products” and “Revenues––Selected Product Descriptions” sections of this MD&A. See Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation for a discussion of certain recent developments with respect to patent litigation.

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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$215 million in the third quarter of 2014 and $133 million in the third quarter of 2013, and $420 million in the first nine months of 2014 and $364 million in the first nine months of 2013, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$268 million in the third quarter of 2014 and $78 million in the third quarter of 2013, and $292 million in the first nine months of 2014 and $209 million in the first nine months of 2013, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The third quarter and first nine months of 2014 includes a $215 million charge to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service (IRS). The charge in the first nine months of 2014 also reflected a favorable true-up associated with the final 2013 invoice received from the federal government, which reflected a lower share than that of the initial 2013 invoice.

The final regulations did not change the payment schedule for the Branded Prescription Drug Fee; accordingly there is no cash flow impact from the $215 million charge.

Regulatory Environment/Pricing and Access––U.S. Government and Other Payer Group Pressures

•
Sustainable Growth Rate Replacement—The Medicare physician payment formula known as the Sustainable Growth Rate (SGR) is routinely overridden by Congressional action because it would lead to dramatic decreases in physician payment. On April 1, 2014, the President of the U.S. signed into law another extension that will maintain physician payment through March 2015. Prior to expiration of the extension, it is likely that Congress will consider legislation to permanently repeal the SGR and replace it with a new payment model. The Congressional Budget Office has estimated that the cost to the federal government of repealing and replacing the SGR would be approximately $130 billion over 10 years. The source of those funds could include additional taxes on and/or rebate requirements applicable to the pharmaceutical industry, including Pfizer.

•
Federal Debt Ceiling—After the U.S. federal debt ceiling was reached on May 19, 2013 and measures taken by the U.S. Treasury Department to enable the U.S. federal government to continue meeting its financial obligations were nearly exhausted, Congress enacted legislation on October 16, 2013 that suspended the debt ceiling through February 7, 2014 and preserved the ability of the U.S. Treasury Department to use “extraordinary measures” to avoid a default on U.S. federal government debt for a short period of time thereafter. In February 2014, Congress enacted legislation that further suspends the debt ceiling until March 15, 2015, effectively ensuring the U.S. federal government’s ability to satisfy its financial obligations until that date, including under Medicare, Medicaid and other publicly funded or subsidized health programs that have a direct impact on our results of operations. We believe it is unlikely that the debt ceiling will not be further suspended, given historical recent precedent. It is unclear how the government would prioritize its financial obligations in the case of a funding shortfall, and we cannot dismiss the potential for delayed or reduced payments to providers, including Medicare Part D plans, that could impact their ability to pay for prescription medicines.

As the healthcare spending growth rate in the U.S. continues to outpace inflation, cost-reduction and access pressures are increasing in intensity. Containing entitlement spending, including Medicare and Medicaid, is a major focus of deficit-reduction efforts. The ACA, which expanded the role of the U.S. government as a healthcare payer, is accelerating changes in the U.S. healthcare marketplace, and the potential for additional pricing and access pressures continues to be significant. Many of these developments may impact drug utilization, in particular branded drug utilization. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA to be imposed in 2018, are already scaling back healthcare benefits. Some health plans and pharmacy benefit managers are seeking greater pricing predictability from pharmaceutical manufacturers in contractual negotiations. Other health plans and pharmacy benefit managers are increasing their focus on spending on specialty medicines by implementing co-insurance in place of a flat co-payment. Because co-insurance passes on a percentage of a drug’s cost to the patient, this shift has the potential to significantly increase patient out-of-pocket costs.

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

We expect that the GIP and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing internal investments and targeted business development designed to maximize the value of our in-line products and ensure a robust pipeline of highly-differentiated product candidates in areas of unmet medical need. The assets managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers. In addition, VOC includes our global Consumer Healthcare business, which manufactures and markets several well-known, over-the-counter (OTC) products.

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
For additional information about the 2014 performance of each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
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
For additional information about R&D by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A. For additional information about our pending new drug applications and supplemental filings, see the “Analysis of the Condensed Consolidated Statements of Income––Product Developments” section of this MD&A. For additional information about current and recent restructuring activities, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A. For additional information about recent transactions and strategic investments that we believe have the potential to advance our pipeline and maximize the value of our in-line products, see the “Our Business Development Initiatives” section of this MD&A.

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

•
InnoPharma, Inc. (InnoPharma)––On September 24, 2014, we completed our acquisition of InnoPharma, a privately-held pharmaceutical development company, for an upfront cash payment of $225 million and contingent milestone payments of up to $135 million. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Acquisition.

•
Marketed Vaccines Business of Baxter International Inc. (Baxter)––On July 30, 2014, we entered into a definitive agreement to acquire Baxter’s portfolio of marketed vaccines for $635 million. As part of the transaction, we will also acquire a portion of Baxter’s facility in Orth, Austria, where these vaccines are manufactured. Baxter’s portfolio of marketed vaccines consists of NeisVac-C and FSME-Immun/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis. The transaction is subject to customary closing conditions as well as regulatory approvals in several markets, including some countries in the European Union (EU), and is expected to be completed by the end of 2014. We do not expect this transaction to have an impact on our 2014 financial guidance.

•
Cellectis SA (Cellectis)––On June 18, 2014, we entered into a global strategic arrangement with Cellectis to develop Chimeric Antigen Receptor T-cell (CAR-T) immunotherapies in the field of oncology directed at select cellular surface antigen targets. In August 2014, we made an upfront payment of $80 million to Cellectis, and we will also fund research and development costs associated with the 15 Pfizer-selected targets and the four Cellectis-selected targets within the arrangement. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per product that resulted from Pfizer-selected targets. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Licensing Arrangements.

•
ViiV Healthcare Limited (ViiV)––On January 21, 2014, the European Commission approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV, an equity method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our equity interest in ViiV from 12.6% to 11.7% and an increase in GlaxoSmithKline plc’s equity interest in ViiV from 77.4% to 78.3%, effective April 1, 2014. As a result, in the first nine months of 2014, we recognized a loss of approximately $30 million in Other (income)/deductions––net. We continue to account for our investment in ViiV under the equity method due to the significant influence that we continue to have through our board representation and minority veto rights. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.

•
Zoetis––On June 24, 2013, we completed the full disposition of Zoetis. The full disposition was completed through a series of steps, including, in the first quarter of 2013, the formation of Zoetis and an initial public offering (IPO) of an approximate 19.8% interest in Zoetis and, in the second quarter of 2013, an exchange offer for the remaining 80.2% interest. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

•
Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)––In connection with the September 6, 2012 formation of Hisun Pfizer in conjunction with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun), a leading pharmaceutical company in China, in the first quarter of 2013, we and Hisun contributed certain assets to Hisun Pfizer. Hisun Pfizer is 49% owned by Pfizer and 51% owned by Hisun. Our contributions constituted a business, as defined by U.S. GAAP, and in the first nine months of 2013, we recognized a pre-tax gain of approximately $459 million in Other (income)/deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.

•
Nexium Over-the-Counter Rights––In connection with our August 2012 agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, over-the-counter rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease, (i) on May 27, 2014, we launched Nexium 24HR in the U.S. and on July 11, 2014, we paid AstraZeneca a related $200 million product launch milestone payment and (ii) on August 1, 2014, we launched Nexium Control in Europe, and on September 15, 2014, we paid AstraZeneca a related $50 million product launch milestone payment. The milestone payments for this Consumer Healthcare asset acquisition have been recorded in Identifiable intangible assets, less accumulated amortization in the condensed consolidated balance sheet and will be amortized over their estimated useful lives. AstraZeneca is eligible to receive future milestone payments of up to $300 million, based on product launches outside the U.S. and level of worldwide sales and is eligible to receive royalty payments, based on worldwide sales. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Licensing Arrangements.

For a description of the more significant recent transactions through February 28, 2014, the filing date of our 2013 Annual Report on Form 10-K, see the “Our Business Development Initiatives” section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K.

Our Financial Guidance for 2014

On October 28, 2014, we announced that the following components of our 2014 financial guidance have been updated: adjusted revenues, adjusted cost of sales as a percentage of adjusted revenues, adjusted selling, informational and administrative expenses, adjusted research and development expenses, adjusted other (income)/deductions, reported diluted earnings per share, and adjusted diluted earnings per share.

The following table provides our financial guidance for 2014, as updated on October 28, 2014(a), (b), (c):
Full-Year 2014 Guidance
Adjusted revenues	$48.7 to $49.7 billion
Adjusted cost of sales as a percentage of adjusted revenues	18.5% to 19.0%
Adjusted selling, informational and administrative expenses	$13.5 to $14.0 billion
Adjusted research and development expenses	$6.9 to $7.2 billion
Adjusted other (income)/deductions	Approximately ($400 million) of income
Effective tax rate on adjusted income	Approximately 27.0%
Reported diluted Earnings per Share (EPS)	$1.50 to $1.59
Adjusted diluted EPS	$2.23 to $2.27

(a)	The 2014 financial guidance reflects the following:

•	Does not assume the completion of any business-development transactions not completed as of September 28, 2014, including any one-time upfront payments associated with such transactions.

•	Excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of September 28, 2014.

•
Exchange rates assumed are a blend of the actual exchange rates in effect through September 28, 2014 and the mid-October 2014 exchange rates for the remainder of the year. Does not include the impact of a potential devaluation of the Venezuelan bolivar or any other currency.

•
Guidance for the effective tax rate on adjusted income does not assume renewal of the U.S. research and development (R&D) tax credit. The renewal of the R&D tax credit is not anticipated to have a material impact on the effective tax rate on adjusted income.

•	Adjusted and reported diluted EPS guidance assumes diluted weighted-average shares outstanding of approximately 6.4 billion shares.

•	Revenues and cost of sales from the transitional manufacturing and supply agreements with Zoetis have been excluded from the applicable Adjusted components of the financial guidance.

(b)
As reported on October 28, 2014, certain financial guidance components have been updated to reflect our performance through September 28, 2014, recent changes in foreign exchange rates and our outlook for the remainder of the year, which continues to include the expected negative impact from anticipated multi-source generic competition for Celebrex in the U.S beginning in December 2014.

(c)	For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

The following table provides a reconciliation of 2014 Adjusted income and Adjusted diluted EPS guidance to the 2014 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2014 Guidance
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS guidance(b)	$14.3 - $14.6	$2.23 - $2.27
Purchase accounting impacts of transactions completed as of September 28, 2014	(2.7)	(0.42)
Restructuring and implementation costs	(0.8) - (1.1)	(0.12) - (0.17)
Certain other items incurred through September 28, 2014(c)	(1.0)	(0.15)
Discontinued operations	0.1	0.01
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$9.6 - $10.2	$1.50 - $1.59

(a)
Does not assume the completion of any business-development transactions not completed as of September 28, 2014, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of September 28, 2014. Exchange rates assumed are a blend of the actual exchange rates in effect through September 28, 2014 and the mid-October 2014 exchange rates for the remainder of the year. Does not include the impact of a potential devaluation of the Venezuelan bolivar or any other currency. Guidance for the effective tax rate on adjusted income does not assume renewal of the U.S. research and development (R&D) tax credit. The renewal of the R&D tax credit is not anticipated to have a material impact on the effective tax rate on adjusted income. Adjusted and reported diluted EPS guidance assumes diluted weighted-average shares outstanding of approximately 6.4 billion shares. Revenues and cost of sales from the transitional manufacturing and supply agreements with Zoetis have been excluded from the applicable Adjusted components of the financial guidance.

(b)	For an understanding of Adjusted income and Adjusted diluted EPS (which are non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

(c)	Primarily reflects the resolution of certain legal matters, primarily Neurontin-related matters, and certain asset impairments.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013	% Change in Revenues
Three Months Ended
Operating Segments(a):
GIP	$3,490	$3,640	$1,579	$1,815	$1,912	$1,826	(4)	(13)	5
VOC	2,511	2,215	1,217	1,051	1,294	1,164	13	16	11
GEP	6,239	6,675	2,001	2,278	4,238	4,397	(7)	(12)	(4)
	12,240	12,530	4,796	5,143	7,444	7,387	(2)	(7)	1
Other(b)	121	113	46	43	76	70	7	11	5
Total revenues	$12,361	$12,643	$4,842	$5,186	$7,519	$7,457	(2)	(7)	1

Biopharmaceutical	$11,419	$11,742	$4,384	$4,747	$7,036	$6,995	(3)	(8)	1

Nine Months Ended
Operating Segments(a):
GIP	10,114	10,672	4,520	5,169	5,594	5,503	(5)	(13)	2
VOC	7,264	6,668	3,353	2,982	3,911	3,687	9	12	6
GEP	18,742	20,458	6,011	6,962	12,731	13,495	(8)	(14)	(6)
	36,119	37,798	13,884	15,113	22,236	22,684	(4)	(8)	(2)
Other(b)	368	229	139	77	229	152	61	85	49
Total revenues	$36,487	$38,026	$14,023	$15,190	$22,464	$22,836	(4)	(8)	(2)

Biopharmaceutical	$33,626	$35,398	$12,677	$14,002	$20,949	$21,396	(5)	(9)	(2)

(a)	GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment.

(b)
Includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes the revenues related to our transitional manufacturing and supply agreements with Zoetis.

* Calculation not meaningful.

Biopharmaceutical revenues

Worldwide biopharmaceutical revenues were $11.4 billion for the third quarter of 2014 and $33.6 billion for the first nine months of 2014, a decrease of $323 million and $1.8 billion, respectively, compared to the same periods in 2013. In addition to the operational factors noted in the “Our 2014 Performance” section of this MD&A, foreign exchange unfavorably impacted biopharmaceutical revenues by $428 million, or 1%, in the first nine months of 2014. Foreign exchange did not have a significant impact on biopharmaceutical revenues in the third quarter of 2014.

Geographically,

•
in the U.S., biopharmaceutical revenues decreased $364 million, or 8%, in the third quarter of 2014 and decreased $1.3 billion, or 9%, in the first nine months of 2014, compared to the same periods in 2013, reflecting, among other things:

◦
lower Alliance revenues, primarily due to Enbrel, reflecting the expiration of the co-promotion term of the collaboration agreement in October 2013 (approximately $400 million in the third quarter of 2014 and $1.2 billion in the first nine months of 2014), and Spiriva, reflecting the final-year terms, and termination on April 29, 2014, of the co-promotion collaboration, which, per the terms of the collaboration agreement, resulted in a decline of our share of Spiriva revenue (approximately $72 million in the third quarter of 2014 and $322 million in the first nine months of 2014); and

◦
lower revenues from Detrol LA due to loss of exclusivity (approximately $68 million in the third quarter of 2014 and $259 million in the first nine months of 2014), and lower revenues from Lipitor (approximately $40 million in the third quarter of 2014 and $152 million in the first nine months of 2014), partially offset by:

◦
the strong performance of Lyrica (approximately $77 million in the third quarter of 2014 and $263 million in the first nine months of 2014) as well as the growth of Prevnar, Xeljanz, Eliquis, Xalkori, Celebrex and Inlyta (collectively, approximately $230 million in the third quarter of 2014 and $505 million in the first nine months of 2014).

•
in our international markets, biopharmaceutical revenues increased $41 million, or 1%, in the third quarter of 2014 and decreased $447 million, or 2%, in the first nine months of 2014, compared to the same periods in 2013. Operationally, revenues increased $49 million, or 1%, in the third quarter of 2014 compared to the same period in 2013 and decreased $20 million, or relatively flat, in the first nine months of 2014 compared to the same period in 2013 reflecting, among other things:

◦
lower revenues as a result of the loss of exclusivity and subsequent multi-source generic competition for Viagra in most major European markets and Lyrica in Canada (collectively, approximately $35 million in the third quarter of 2014 and $232 million in the first nine months of 2014);

◦
the operational decline of certain products, including Norvasc, Xalabrands, Zithromax, Effexor and Chantix/Champix, in developed international markets, and for the first nine months of 2014, Sutent in China (collectively, approximately $62 million in the third quarter of 2014 and $219 million for the first nine months of 2014);

◦	the continued erosion of branded Lipitor in most international developed markets (approximately $51 million for the third quarter of 2014 and $126 million for the first nine months of 2014); and

◦
lower Alliance revenues (approximately $47 million in the third quarter of 2014 and $187 million in the first nine months of 2014, excluding Eliquis), primarily due to the expiration of the co-promotion term of the collaboration agreement for Enbrel in Canada, the ongoing termination of the Spiriva collaboration agreement in certain countries, the loss of exclusivity for Aricept in Canada and the termination of the co-promotion agreement for Aricept in Japan in December 2012 (primarily impacting the first nine months of 2014), more than offset by in the third quarter of 2014 and, in the first nine months of 2014, partially offset by:

◦
the operational growth of Xeljanz, Prevnar and Celebrex as well as the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $65 million for the third quarter of 2014 and $210 million in the first nine months of 2014); and

◦
higher revenues for Enbrel outside Canada, Lyrica in developed markets, and the performance of recently launched products Xalkori, Eliquis and Inlyta (collectively, up approximately $181 million in the third quarter of 2014 and $563 million in the first nine months of 2014).

The unfavorable impact of foreign exchange on international biopharmaceutical revenues of approximately $8 million in the third quarter of 2014 and 2%, or approximately $428 million, in the first nine months of 2014 also contributed to a decrease in biopharmaceutical revenues from our international markets.
During the third quarter of 2014, international biopharmaceutical revenues represented 61.6% of total biopharmaceutical revenues, compared to 59.6% in the third quarter of 2013. During the first nine months of 2014, international biopharmaceutical revenues represented 62.3% of total biopharmaceutical revenues, compared with 60.4% in the first nine months of 2013.
For additional information about operating segment revenues, see the “Analysis of Operating Segment Information” section of this MD&A.

Revenue Deductions

Our gross product revenues are subject to a variety of deductions, that are estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates and discounts to government agencies, wholesalers/distributors and managed care organizations with respect to our pharmaceutical products. Judgment and knowledge of market conditions and practice are required when estimating the impact of these revenue deductions.
Historically, our adjustments of estimates to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of biopharmaceutical revenues, and have resulted in either a net increase or a net decrease in revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product growth trends.

The following table provides information about deductions from revenues:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Medicaid and related state program rebates(a)	$258	$149	$477	$442
Medicare rebates(a)	292	251	797	584
Performance-based contract rebates(a), (b)	573	570	1,644	1,532
Chargebacks(c)	907	876	2,700	2,699
Sales allowances(d)	1,190	1,072	3,171	3,101
Cash discounts and sales returns	260	272	832	796
Total(e)	$3,480	$3,190	$9,620	$9,154

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

(b)
Performance-based contract rebates include contract rebates with managed care customers within the U.S., including health maintenance organizations and pharmacy benefit managers, who receive rebates, based on the achievement of contracted performance terms and claims under these contracts. Outside the U.S., performance-based contract rebates include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to U.S. wholesalers for honoring contracted prices to third parties.

(d)	Sales allowances primarily represent price reductions that are contractual or legislatively mandated outside the U.S., discounts and distribution fees.

(e)
For the three months ended September 28, 2014, associated with the following segments: GIP ($0.9 billion); VOC ($0.3 billion); and GEP ($2.3 billion). For the three months ended September 29, 2013, associated with the following segments: GIP ($0.7 billion); VOC ($0.2 billion); and GEP ($2.2 billion). For the nine months ended September 28, 2014, associated with the following segments: GIP ($2.4 billion); VOC ($0.8 billion); and GEP ($6.4 billion). For the nine months ended September 29, 2013, associated with the following segments: GIP ($2.0 billion); VOC ($0.7 billion); and GEP ($6.4 billion).

The total rebates and chargebacks for the third quarter of 2014 increased compared to the same period in 2013, primarily as a result of:

•
an increase in sales allowances primarily as a result of an increase in the distribution fees in the U.S. as the third quarter of 2013 included a contractual credit. In 2014, a similar contractual credit was recorded in the second quarter of 2014. The increase in sales allowances was also due to increases in sales allowances in certain Europe and Asia markets;

•	an increase in Medicaid and related state program rebates, primarily as a result of updated channel sales estimates; and

•	an increase in Medicare rebates due to a higher volume of sales in the Medicare patient population.
The total rebates and chargebacks for the first nine months of 2014 increased compared to the same period in 2013, primarily as a result of:

•	an increase in Medicare rebates due to a higher volume of sales in the Medicare patient population; and

•	an increase in performance-based contract rebates as a result of contract arrangements and incentives, primarily in Europe and China.

Our accruals for Medicaid and related state program rebates, Medicare rebates, performance-based contract rebates, sales allowances, chargebacks and sales returns and cash discounts totaled $3.2 billion as of September 28, 2014, of which approximately $2.0 billion is included in Other current liabilities, $171 million is included in Other noncurrent liabilities and approximately $1.0 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicaid and related state program rebates, Medicare rebates, performance-based contract rebates, sales allowances, chargebacks and sales returns and cash discounts totaled $3.3 billion as of December 31, 2013, of which approximately $2.1 billion is included in Other current liabilities, $234 million is included in Other noncurrent liabilities and approximately $1.0 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Biopharmaceutical Products

The following table provides detailed revenue information:
			Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)			September 28, 2014	% Change(b)	September 28, 2014	% Change(b)
PRODUCT	PRIMARY INDICATIONS	Business(a)
Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	GEP/GIP	$1,317	16	$3,783	13
Prevnar family	Vaccines for prevention of pneumococcal disease	V	1,139	19	3,163	11
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	GIP	955	3	2,846	3
Celebrex	Arthritis pain and inflammation, acute pain	GEP	764	2	2,150	1
Lipitor	Reduction of LDL cholesterol	GEP	490	(8)	1,489	(13)
Viagra(d)	Erectile dysfunction	GEP/GIP	427	(7)	1,227	(13)
Zyvox	Bacterial infections	GEP	339	6	1,008	—
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	O	287	3	865	(3)
Norvasc	Hypertension	GEP	270	(11)	830	(9)
Premarin family	Symptoms of menopause	GEP	264	(4)	786	(1)
BeneFIX	Hemophilia	GIP	212	—	640	3
Vfend	Fungal infections	GEP	174	(10)	572	3
Pristiq	Depression	GEP	178	3	547	6
Genotropin	Replacement of human growth hormone	GIP	173	(5)	534	(6)
Refacto AF/Xyntha	Hemophilia	GIP	160	8	477	10
Chantix/Champix	An aid to smoking cessation treatment	GIP	158	3	475	(2)
Xalatan/Xalacom	Glaucoma and ocular hypertension	GEP	124	(12)	371	(14)
Medrol	Inflammation	GEP	101	(6)	322	(6)
Zoloft	Depression and certain anxiety disorders	GEP	104	(10)	310	(9)
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer	O	112	56	308	60
Inlyta	Advanced renal cell carcinoma (RCC)	O	102	22	291	34
Relpax	Treats the symptoms of migraine headache	GEP	92	11	277	5
Rapamune	Prevention of organ rejection in kidney transplantation	GIP	96	7	270	4
Sulperazon	Antibiotic	GEP	90	15	270	21
Fragmin	Anticoagulant	GEP	90	8	266	1
Effexor	Depression and certain anxiety disorders	GEP	86	(10)	263	(19)
Tygacil	Antibiotic	GEP	85	(9)	241	(11)
Zithromax/Zmax	Bacterial infections	GEP	67	(20)	235	(17)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	GEP	79	(7)	231	—
Zosyn/Tazocin	Antibiotic	GEP	80	(23)	229	(22)
Toviaz	Overactive bladder	GIP	69	22	211	22
Revatio	Pulmonary arterial hypertension (PAH)	GEP	64	(14)	208	(7)
Xeljanz	Rheumatoid arthritis	GIP	85	142	205	*
Cardura	Hypertension/Benign prostatic hyperplasia	GEP	64	(9)	199	(10)
Xanax/Xanax XR	Anxiety disorders	GEP	63	(9)	189	(7)
Inspra	High blood pressure	GEP	57	7	179	9
Somavert	Acromegaly	GIP	59	6	168	6
Neurontin	Seizures	GEP	51	3	158	—
Protonix/Pantoprazole	Short-term treatment of erosive esophagitis associated with gastroesophageal reflux disease (GERD)	GEP	55	32	153	11
Unasyn	Injectable antibacterial	GEP	52	6	152	(4)
Detrol/Detrol LA	Overactive bladder	GEP	54	(59)	149	(66)
Depo-Provera	Contraceptive	GEP	54	8	147	3
BMP2	Development of bone and cartilage	GIP	56	16	147	(8)
Diflucan	Fungal infections	GEP	42	(29)	139	(15)
Dalacin/Cleocin	Respiratory tract infections	GEP	50	—	137	(8)
Alliance revenues(e)	Various	GEP/GIP	233	(66)	681	(69)
All other biopharmaceutical(f)	Various	GIP/GEP/V/O	1,695	(8)	5,127	(8)
All other GIP(f)		GIP	105	(20)	342	(14)
All other GEP(f)		GEP	1,540	(8)	4,642	(8)
All other V/O(f)		V/O	50	46	143	27

(a)
Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; and GEP = the Global Established Pharmaceutical segment.

(b)	As compared to the three and nine months ended September 29, 2013, as applicable.

(c)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(d)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(e)	Includes Enbrel (GIP, in the U.S. and Canada through October 31, 2013), Spiriva (GEP), Rebif (GIP), Aricept (GEP) and Eliquis (GIP).

(f)	All other GIP, All other GEP and All other V/O are subsets of All other biopharmaceutical revenues.
* Calculation not meaningful.

Revenues––Selected Product Descriptions

•
Lyrica (GIP/GEP) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain countries outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 16% in the third quarter of 2014, and 13% in the first nine months of 2014, compared to the same periods in 2013.

In the U.S., revenues increased 15% in the third quarter of 2014, and 18% in the first nine months of 2014, compared to the same periods in 2013, driven by increased investment in effective direct-to-consumer advertising combined with strong field force performance and the recent promotional launch of new data demonstrating efficacy in treating fibromyalgia patients receiving antidepressants for their co-morbid depression, despite continued competition from generic versions of competitive medicines.
Internationally, Lyrica revenues increased 17% in the third quarter of 2014, and 10% in the first nine months of 2014, compared to the same periods in 2013, with the growth due to a focus on enhancing diagnosis and treatment rates of neuropathic back pain, and expediting the identification and appropriate treatment of generalized anxiety disorder in the EU, physician education regarding neuropathic pain and fibromyalgia in Japan and an effective direct-to-consumer campaign to increase awareness in Japan. In addition, growth was driven by gaining reimbursement in Australia and an effective multi-channel direct-to-consumer campaign driving an increase in visits to physicians. Foreign exchange had a favorable impact on international revenues of 1% in the third quarter of 2014, compared to the same period in 2013 and had no impact for the first nine months of 2014.
Worldwide revenues from Lyrica in our GIP segment increased 18% operationally in the third quarter of 2014 and 15% in the first nine months of 2014, and in our GEP segment, revenues from Lyrica increased 12% operationally in the third quarter of 2014 and 11% in the first nine months of 2014, compared to the same periods in 2013.

•
Prevnar family of products (V) consists of Prevnar 13/Prevenar 13 and Prevnar/Prevenar (7-valent), our pneumococcal conjugate vaccines for the prevention of various syndromes of pneumococcal disease. Overall, worldwide revenues for the Prevnar family of products increased 19% in the third quarter of 2014, and 11% in the first nine months of 2014, compared to the same periods in 2013.

In the U.S., revenues for Prevnar 13 increased 26% in the third quarter of 2014, and 15% in the first nine months of 2014, compared to the same periods in 2013, mainly due to government purchasing patterns and price increases, and increased demand, primarily driven by additional market penetration for Prevnar 13 in adults.
Internationally, revenues for the Prevenar family of products increased 12% in the third quarter of 2014, and 7% in the first nine months of 2014, compared to the same periods in 2013, primarily reflecting increased shipments associated with the Global Alliance for Vaccines and Immunization as well as the timing of government purchases in various emerging markets. Foreign exchange had a favorable impact on international revenues of 1% in the third quarter 2014, and an unfavorable impact of 2% in the first nine months of 2014, compared to the same periods in 2013.

On February 24, 2014, we announced the top-line results of the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA), which was conducted in order to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. This study of approximately 85,000 subjects evaluated the efficacy of Prevnar 13 in adults age 65 and older. CAPiTA met its primary clinical objective, which was efficacy against a first episode of vaccine-type, community-acquired pneumonia (CAP). It also met both of its secondary clinical objectives, which were efficacy against (i) a first episode of non-bacteremic/non-invasive, vaccine-type CAP and (ii) a first episode of vaccine-type, invasive pneumococcal disease. We are in the process of sharing the CAPiTA data with U.S. and worldwide regulatory authorities and vaccine technical committees to help inform any decisions regarding potential Prevnar 13 label and recommendation updates. We made submissions of this data to the FDA and EU regulatory authorities in July 2014 and these filings were accepted and validated, respectively, and are currently under review. We expect that the CAPiTA data will be an important component in any consideration of potential updated or new recommendations for adults and that other key factors, such as the current burden of pneumococcal disease in adults, also will be taken into consideration.

We discussed with the U.S. Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) at their scheduled June 2014 meeting the results of the CAPiTA data as well as other considerations regarding a potential expanded recommendation for Prevnar 13 use among adults.

In August 2014, the ACIP held an ad-hoc meeting to vote on the expanded use of Prevnar 13 in older adults. The ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine.
These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report (MMWR) in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, however, the CDC announced formally that it will conduct this review in 2018. Currently, we are working with a number of U.S. investigators to monitor the proportion of CAP caused by the serotypes included in Prevenar 13 and continue to observe trends.
On June 20, 2014, Prevenar 13 was approved in Japan for adults 65 years of age and older for the prevention of pneumococcal disease caused by 13 S. pneumoniae serotypes covered by the vaccine.

•
Enbrel (GIP, outside of the U.S. and Canada), for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 3% in both the third quarter and first nine months of 2014, compared to the same periods in 2013. Results were favorably impacted by continued market leadership in rheumatoid arthritis. Foreign exchange had a favorable impact of 1% in the third quarter of 2014, compared to the same period in 2013 and had no impact for the first nine months of 2014.

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

•
Celebrex (GEP), indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded an increase in worldwide revenues of 2% in the third quarter of 2014, and 1% in the first nine months of 2014, compared to the same periods in 2013, primarily due to favorable pricing in the U.S. and strong demand from the lower back pain indication in Japan, partially offset by share erosion in the U.S. and the developed markets in Europe.

In the U.S., revenues increased 2% in both the third quarter and first nine months of 2014, compared to the same periods in 2013, primarily due to price increases and overall market growth, partially offset by continued share erosion, retailer inventory reductions, and higher rebates than those a year ago.
Internationally, Celebrex revenues increased 1% in the third quarter of 2014, and were relatively flat in the first nine months of 2014, compared to the same periods in 2013. Strong operational performance in international markets in the third quarter and first nine months of 2014, compared to the same periods in 2013, was driven by growth in Japan (strong performance in the low back pain and osteoarthritis indications), South Korea (maintaining share despite competition), and in emerging markets, partially offset by lower revenues in the developed markets in Europe due to price reductions as governments continue to address their budget deficits. Foreign exchange had an unfavorable impact on international revenues of 1% in the third quarter of 2014, and 4% in the first nine months of 2014, compared to the same periods in 2013.

•
Lipitor (GEP) is for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor has lost exclusivity and faces generic competition in all major markets. Branded Lipitor recorded worldwide revenues of $490 million, or a decrease of 8% in the third quarter of 2014, compared to the same period in 2013, primarily due to continued brand erosion in the U.S. and developed markets due to generic competition, partially offset by operational increases in emerging markets, primarily in China. Revenues were $1.5 billion, or a decrease of 13%, in the first nine months of 2014, compared to the same period in 2013, due to:

◦	the impact of loss of exclusivity and brand erosion due to generic competition;

◦	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

◦	the increased payer pressure worldwide, including the need for flexible rebate policies,

partially offset by:

◦	lower rebates in the U.S.
Geographically,

◦	in the U.S., revenues decreased 51% in the third quarter of 2014, and decreased 45% in the first nine months of 2014, compared to the same periods in 2013; and

◦
in our international markets, revenues decreased 1% in the third quarter of 2014, and 5% in the first nine months of 2014, compared to the same periods in 2013. Foreign exchange had an unfavorable impact on international revenues of 1% in the third quarter of 2014, and 2% in the first nine months of 2014, compared to the same periods in 2013.

•
Viagra (GEP/GIP) is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues decreased 7% in the third quarter of 2014, and 13% in the first nine months, compared to the same periods in 2013, primarily due to a decrease in international revenues. International (GEP) revenues decreased 17% in the third quarter, and 30% in the first nine months, compared to the same periods in 2013, primarily due to the entry of generics in developed Europe. Loss of exclusivity for Viagra in major European markets occurred in late-June 2013. Foreign exchange had an unfavorable impact on international revenues of 1% in the third quarter of 2014, and 3% in the first nine months of 2014, compared to the same periods in 2013. Revenues in the U.S. (GIP) decreased 2% in the third quarter of 2014, and were relatively flat in the first nine months, compared to the same periods in 2013.

•
Zyvox (GEP) is the world’s best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 6% in the third quarter of 2014, compared to the same period in 2013 due to solid growth in Latin America and Africa Middle East. Revenues in the first nine months of 2014 were essentially flat compared to the same period in 2013, primarily due to a prolonged supply interruption of Zyvox IV in China that is expected to continue through 2014. Foreign exchange had a 1% favorable impact on international revenues in the third quarter of 2014 and an unfavorable impact of 1% in the first nine months of 2014, compared to the same periods in 2013.

•
Sutent (O) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 3% in the third quarter of 2014, primarily due to price increases in the U.S. and timing of shipments compared to the same period in 2013. Sutent revenues decreased 3% in the first nine months of 2014, compared to the same period in 2013, as a result of competitive pressure in developed markets, market challenges in China as well as timing of purchases in emerging markets and the unfavorable impact of foreign exchange of 1% in the first nine months of 2014, partially offset by price increases in the U.S. and increased market share in Japan and Latin America.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide revenues decreased 11% in the third quarter of 2014, and 9% in the first nine months of 2014, compared to the same periods in 2013, and reflects, among other factors, generic erosion in Japan and the unfavorable impact of foreign exchange of 1% in the third quarter of 2014 and 2% in the first nine months of 2014, compared to the same periods in 2013.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues decreased 4% in the third quarter of 2014, and 1% in the first nine months of 2014, compared to the same periods in 2013. Revenues in the U.S. were unfavorably impacted by prescription volume declines for Premarin Family Oral brands partially offset by increased marketing support, directing sales force efforts to select physicians and a cross-franchise price increase.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong bleeding disorders. BeneFIX worldwide revenues were relatively flat in the third quarter of 2014 and increased 3% in the first nine months of 2014, compared to the same periods in 2013. The increase in the first nine months of 2014 was primarily due to increased consumption and patient demand in several EU countries. Foreign exchange had a 2% favorable impact in the third quarter of 2014 and had no impact in the first nine months of 2014, compared to the same periods in 2013.

ReFacto AF/Xyntha recorded an 8% increase in worldwide revenues in the third quarter of 2014, and a 10% increase in worldwide revenues in the first nine months of 2014, compared to the same periods in 2013, as a result of continued competitive patient conversions and hospital utilization in the U.S., government purchases in Middle Eastern countries and the favorable impact of foreign exchange of 2% in both the third quarter and in the first nine months of 2014, compared to the same periods in 2013.

•
Pristiq (GEP) is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 3% in the third quarter of 2014, and 6% in the first nine months, compared to the same periods in 2013, primarily due to prescription growth in the emerging markets, Canada and Australia, as well as a price increase and increased promotion in the U.S. Revenues in the U.S. decreased 3% in the third quarter of 2014 compared to the same periods in 2013, primarily driven by unfavorable changes in rebates. Foreign exchange had an unfavorable impact on international revenues of 1% in the third quarter of 2014 and 8% in the first nine months of 2014, compared to the same period in 2013.

•
Chantix/Champix (GIP) is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide revenues increased 3% in the third quarter of 2014, and decreased 2% in the first nine months, compared to the same periods in 2013. Revenues in the U.S. increased 13% in the third quarter of 2014, and 10% in the first nine months of 2014, compared to the same periods in 2013, primarily due to price increases, partially offset by competition from OTC competitors, mainly Nicorette and a movement by smokers to e-cigarettes. International revenues decreased 10% in the third quarter of 2014, and 15% in the first nine months, compared to the same periods in 2013, primarily due to overall market decline across several key markets as a result of a challenging macro-economic environment, strong competitive pressure from aggressive Nicotine Replacement Therapy (NRT) consumer promotion and the widespread availability of e-cigarettes and use of prescription medication, as well as the lingering impact from previous negative media exposure and the unfavorable impact on international revenues of foreign exchange of 2% in the first nine months of 2014.

•
Xalkori (O), for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive, is now approved in 79 countries, including the U.S., EU (conditional), Japan, South Korea, Canada, Australia and Switzerland, as well as in many emerging markets, including China, Russia, Mexico, India and Turkey. Xalkori recorded worldwide revenues of $112 million in the third quarter of 2014, an increase of 56%, and $308 million in the first nine months of 2014, an increase of 60%, compared to the same periods in 2013 as a result of (i) an increase in diagnostic rates for the ALK gene abnormality, which has led to more patients being treated, as well as an extended duration of therapy, and an increase in market share, driving the number of prescriptions up and (ii) price increases in the U.S. Foreign exchange had a 1% favorable impact in the third quarter of 2014 and had no impact in the first nine months of 2014, compared to the same periods in 2013.

•
Inlyta (O), for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment, is now approved in 68 countries, including the U.S., EU, Switzerland, Japan, Canada, Australia, South Korea and some emerging markets, including Russia, Mexico and Turkey (exact indications vary by region). Inlyta recorded worldwide revenues of $102 million in the third quarter of 2014, an increase of 22%, and $291 million in the first nine months of 2014, an increase of 34%, compared to the same periods in 2013, due to recent launches and share uptake. International revenues increased 36% in the third quarter, and 53% in the first nine months, compared to the same periods in 2013, primarily due to strong growth in developed markets in Europe, where a large proportion of oncologists are prescribing Inlyta. Foreign exchange had an unfavorable impact on international revenues of 2% in the third quarter of 2014 and 4% in the first nine months of 2014.

•
Xeljanz (GIP) was approved in the U.S. in November 2012 and in various other countries in 2013 for the treatment of adult patients with moderately to severely active rheumatoid arthritis. It has experienced consistent month-to-month growth in the U.S., where total prescription volume grew 16% in the third quarter of 2014, compared to the second quarter of 2014. Xeljanz recorded worldwide revenues of $85 million in the third quarter of 2014 and $205 million in the first nine months of 2014, compared to $35 million and $68 million in the same periods in 2013, virtually all in the U.S., primarily driven by the FDA approval for a label update in February 2014 to include data on radiographic progression, which strengthens the clinical profile of Xeljanz as well as positive consumer awareness.

•	Alliance revenues (GEP/GIP) worldwide decreased 66% in the third quarter of 2014, and 69% in the first nine months of 2014, compared to the same periods in 2013, mainly due to:

◦
the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada in October 2013, which resulted in a decrease in operational revenues of $425 million in the third quarter of 2014, and $1.2 billion in the first nine months of 2014, compared to the same periods in 2013. (While Enbrel alliance revenues declined $425 million in the third quarter of 2014 and $1.2 billion in the first nine months of 2014, we received royalty income from Enbrel in the U.S. and Canada of $136 million in the third quarter of 2014 and $397 million in the first nine months of 2014, which is recorded in Other (income)/deductions—net in the condensed consolidated statements on income. See Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.);

◦
the expiration or near-term expiration of the co-promotion collaboration for Spiriva (GEP) in Japan, the U.S. (where the collaboration expired in April 2014), and certain European countries combined with the expiration of the collaboration in Australia, Canada and South Korea, which resulted in an operational decrease in Pfizer's share of Spiriva revenues of $93 million in the third quarter of 2014, and $396 million in the first nine months of 2014, compared to the same periods in 2013; and

◦
the loss of exclusivity for Aricept in Canada in December 2013, which resulted in a decrease in operational revenues of approximately $36 million in the third quarter of 2014, compared to the same period in 2013, and combined with the termination of the co-promotion agreement for Aricept (GEP) in Japan in December 2012, resulted in an operational decrease in Pfizer's share of Aricept revenues of approximately $94 million in the first nine months of 2014, compared to the same period in 2013.

See the “Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2013 Financial Report, which was filed as Exhibit 13 to our 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, for information regarding the expiration of various contract rights relating to Aricept, Spiriva, Enbrel and Rebif.
On April 29, 2014, the 10-year alliance between Boehringer Ingelheim and Pfizer for the promotion and marketing of Spiriva in the U.S. came to an end. Boehringer Ingelheim now exclusively markets and supplies Spiriva in the U.S.
Eliquis (apixaban) (GIP) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). In 2012, Eliquis (apixaban) was approved to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation in the 27 countries of the EU, plus Iceland and Norway, Canada, Japan and the U.S. To date, we have launched that indication for Eliquis in the U.S., 23 EU markets, Canada and Australia. In addition, Eliquis is approved in the U.S. and Europe for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE). The two companies share commercialization expenses and profit/losses equally on a global basis. While we are the third entrant in this market, we believe we have a differentiated product profile and continue to invest in medical education, peer-to-peer programs to assist physicians in understanding the data, and direct-to-consumer advertising in the U.S. We have seen increased prescribing by cardiologists and primary care providers compared to prior periods.

•
Embeda (GIP)—In November 2013, we announced that the FDA had approved a prior approval supplement for an update to the Embeda manufacturing process. This update addressed the pre-specified stability requirement that led to the voluntary recall of Embeda from the market in March 2011. In October 2014, the FDA approved an updated label for Embeda extended release capsules, for oral use, to include abuse-deterrence study data. Embeda is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We expect Embeda will be available in the U.S. in early 2015.

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

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is as of November 6, 2014.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Trumenba (MnB rLP2086) (PF-05212366)	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	October 2014
Eliquis (Apixaban)(a)	Treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE	August 2014
Eliquis (Apixaban)(a)	Prevention of DVT, which may lead to PE, in adult patients who have undergone hip or knee replacement surgery	March 2014
Duavee (Conjugated Estrogens/Bazedoxifene)(b)	Treatment of moderate-to-severe vasomotor symptoms associated with menopause and prevention of postmenopausal osteoporosis in women with a uterus	October 2013

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with Bristol-Myers Squibb (BMS).

(b)
The FDA approved the 0.45 mg/20 mg dose of Duavee for these indications. We received a “complete response” letter from the FDA with regard to the 0.625 mg/20 mg dose for these indications, and for an indication for the treatment of vulvar and vaginal atrophy.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
Palbociclib(a)	First-line treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-) advanced breast cancer	October 2014
Tafamidis meglumine(b)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Celebrex (Celecoxib)(c)	Chronic pain	October 2009
Remoxy (Oxycodone Hydrochloride)(d)	Management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	August 2008
Viviant (Bazedoxifene)(e)	Osteoporosis treatment and prevention	August 2006

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	First-line treatment of patients with ER+ and HER2- advanced breast cancer has a pending U.S. NDA, and has been granted Priority Review designation by the U.S. Food and Drug Administration (FDA).

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

(d)
In 2005, King Pharmaceuticals, Inc. (King) entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter had been received from the FDA with regard to the resubmission of the NDA. Having achieved technical milestones related to manufacturing and following guidance received from the FDA earlier in 2013, we announced in October 2013 that we will proceed with the additional clinical studies and other actions required to address the “complete response” letter received in June 2011. In October 2014, we concluded an internal review of the top-line results of five recently completed clinical studies required to address the “complete response” letter received in June 2011 from the FDA, and we notified PT that we have decided to discontinue our agreement to develop and commercialize Remoxy. We will work together for an orderly transition of Remoxy to PT until the scheduled termination date in April 2015.

(e)
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

In August 2014, we withdrew the supplemental new drug application that had been filed previously with the FDA, which had sought approval for the Genotropin Mark VII multidose disposable pre-filled pen. We continue to market Genotropin and the current suite of devices (Genotropin Pen®, Miniquick®, and Mixer®) in the U.S. Genotropin also continues to be marketed in approved countries throughout Europe, Asia, and Australia.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Bosulif (Bosutinib)	Approval in Japan for treatment of previously treated chronic myelogenous leukemia	September 2014	—
Eliquis (Apixaban)(a)	Approval in the EU for treatment of DVT and PE, and prevention of recurrent DVT and PE in adults	July 2014	—
Prevenar 13 Adult	Approval in Japan for prevention of pneumococcal disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in adults 65 years of age and older	June 2014	__
Duavive (Conjugated Estrogens/Bazedoxifene)(b)	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

(b)
In October 2014, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued an opinion recommending that Duavive be granted approval for the treatment of estrogen deficiency symptoms in postmenopausal women with a uterus (with at least 12 months since the last menses) for whom treatment with progestin-containing therapy is not appropriate.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Bosulif (Bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (Axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group
Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Tofacitinib(a)	Treatment of psoriasis, ulcerative colitis, psoriatic arthritis, and QD MR (once-a-day) dosing
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy
Xalkori (Crizotinib)	First-line treatment of ALK-positive non-small cell lung cancer

(a)	Tofacitinib QD is currently conducting pivotal Phase 1 studies with registrational intent.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate
Bococizumab (RN316) (PF-04950615)	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ Pharmaceuticals Group

Ertugliflozin (PF-04971729)	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
Trumenba (MnB rLP2086) (PF-05212366)	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age (ex-U.S.)
Palbociclib(a)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the first-line treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-) advanced breast cancer (ex-U.S.), as well as for the treatment of recurrent advanced breast cancer and, in collaboration with the German Breast Group, high-risk early breast cancer

PF-06438179(b)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(c)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(d)	A potential biosimilar to Rituxan® (rituximab)
Tanezumab(e)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on partial clinical hold)

(a)	First-line treatment of patients with ER+ and HER2- advanced breast cancer has a pending U.S. NDA, and has been granted Priority Review designation by the FDA.

(b)	Remicade® is a registered trademark of Janssen Biotech, Inc.

(c)	Herceptin® is a registered trademark of Genentech, Inc.

(d)	Rituxan® is a registered trademark of Biogen Idec, Inc.

(e)
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

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Cost of sales	$2,368	$2,287	4	$6,875	$6,792	1
As a percentage of Revenues	19.2%	18.1%		18.8%	17.9%

Cost of sales increased 4% in the third quarter of 2014 and increased as a percentage of revenues in the third quarter and first nine months of 2014, compared to the same periods in 2013. These increases are primarily due to unfavorable changes in product mix, resulting from, among other things, the loss of Enbrel alliance revenue after October 31, 2013, when the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and the loss of Spiriva alliance revenue in the U.S. as of April 29, 2014. Cost of sales in the first nine months of 2014 were relatively flat compared to the same period in 2013 as the unfavorable impact due to the changes in product mix discussed above was largely offset by favorable foreign exchange.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Selling, informational and administrative expenses	$3,556	$3,395	5	$10,116	$10,203	(1)
As a percentage of Revenues	28.8%	26.9%		27.7%	26.8%

SI&A expenses increased 5% in the third quarter of 2014, compared to the same period in 2013, primarily due to:

•	increased investments in recently launched brands as well as pre-launch marketing expenses for palbociclib and Trumenba; and

•
a $215 million charge to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service (IRS), partially offset by:

•	lower expenses for field force and marketing and administrative expenses, reflecting the benefits of cost-reduction and productivity initiatives, partly in response to product losses of exclusivity.
Foreign exchange did not have an impact on SI&A expenses in the third quarter of 2014.
SI&A expenses decreased 1% in the first nine months of 2014, compared to the same period in 2013. In addition to the factors listed above for the third quarter of 2014, SI&A expenses for the first nine months of 2014 were favorably impacted by a reduction related to a true-up of the 2013 fee payable to the federal government under the U.S. Healthcare Legislation based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs, and the favorable impact of foreign exchange of 1%, which more than offset the aforementioned operational factors.

Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Research and development expenses	$1,802	$1,627	11	$5,184	$4,867	7
As a percentage of Revenues	14.6%	12.9%		14.2%	12.8%

R&D expenses increased 11% in the third quarter of 2014 and increased 7% in the first nine months of 2014 compared to the same periods in 2013, primarily due to:

•	upfront payments to Cellectis SA and MedGenesis Therapeutix Inc. associated with recently announced agreements; and

•	costs associated with ongoing Phase 3 programs for certain new drug candidates and investment in the palbociclib and Trumenba development programs.

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

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$108	$323	(67)	$531	$926	(43)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

Costs associated with acquisitions and cost-reduction/productivity initiatives decreased 67% in the third quarter of 2014, and decreased 43% in the first nine months of 2014, compared to the same periods in 2013, due to lower costs incurred in most categories, primarily reflecting the fact that we had substantially completed many of the initiatives launched in prior periods.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. For information about our current programs and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

The expected ongoing annual cost savings associated with our current programs, in the aggregate, are estimated to be approximately $2.6 billion by the end of 2016. The expected costs and costs savings in 2014 associated with these activities are reflected in our financial guidance for 2014. See also the “Our Financial Guidance for 2014” section of this MD&A.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Other (income)/deductions––net	$94	$411	(77)	$665	$(514)	*
* Calculation not meaningful.

For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4.Other (Income)/Deductions—Net.

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
See also Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

PROVISION FOR TAXES ON INCOME

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Provision for taxes on income	$911	$985	(7)	$2,575	$3,876	(34)
Effective tax rate	25.4%	27.6%		24.7%	30.6%

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

DISCONTINUED OPERATIONS

For information about our discontinued operations, which primarily relate to our disposal of Zoetis, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture.

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

Adjusted Income Components

“Adjusted Income” components are defined as the corresponding reported U.S. GAAP components, excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Adjusted Revenues, Adjusted Cost of Sales, Adjusted Selling, Informational and Administrative expenses, Adjusted Research and Development expenses, Adjusted Amortization of Intangible Assets and Adjusted Other (Income)/Deductions––Net are income statement line items prepared on the same basis as, and therefore components of, the overall adjusted income measure. As described above, management uses adjusted income, among other factors, to set performance goals and to measure the performance of the overall company. We believe that investors’ understanding of our performance is enhanced by disclosing this measure. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2014 and 2013 below. The adjusted income component measures are not, and should not be viewed as, substitutes for the U.S. GAAP component measures.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Pharmacia Corporation (acquired in 2003), Wyeth (acquired in 2009) and King Pharmaceuticals, Inc. (acquired in 2011), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

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

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 28, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,361	$—	$—	$—	$(65)	$12,296
Cost of sales	2,368	9	(13)	—	(120)	2,244
Selling, informational and administrative expenses	3,556	(3)	—	—	(254)	3,299
Research and development expenses	1,802	(1)	—	—	(13)	1,788
Amortization of intangible assets	972	(928)	—	—	—	44
Restructuring charges and certain acquisition-related costs	(19)	—	(41)	—	59	—
Other (income)/deductions––net	94	112	—	—	(286)	(80)
Income from continuing operations before provision for taxes on income	3,587	812	54	—	548	5,001
Provision for taxes on income(b)	911	255	19	—	155	1,340
Income from continuing operations	2,676	557	36	—	393	3,661
Discontinued operations––net of tax	(3)	—	—	3	—	—
Net income attributable to noncontrolling interests	6	—	—	—	—	6
Net income attributable to Pfizer Inc.	2,666	557	36	3	393	3,655
Earnings per common share attributable to Pfizer Inc.––diluted	0.42	0.09	0.01	—	0.06	0.57

	Nine Months Ended September 28, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$36,487	$—	$—	$—	$(193)	$36,294
Cost of sales	6,875	92	(36)	—	(381)	6,550
Selling, informational and administrative expenses	10,116	1	—	—	(312)	9,804
Research and development expenses	5,184	(1)	—	—	(70)	5,114
Amortization of intangible assets	3,090	(2,965)	—	—	—	125
Restructuring charges and certain acquisition-related costs	120	—	(96)	—	(25)	—
Other (income)/deductions––net	665	105	—	—	(1,208)	(437)
Income from continuing operations before provision for taxes on income	10,437	2,768	131	—	1,803	15,139
Provision for taxes on income(b)	2,575	797	76	—	578	4,026
Income from continuing operations	7,862	1,970	55	—	1,225	11,113
Discontinued operations––net of tax	70	—	—	(70)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	7,907	1,970	55	(70)	1,225	11,088
Earnings per common share attributable to Pfizer Inc.––diluted	1.23	0.31	0.01	(0.01)	0.19	1.72
See end of tables for notes (a) and (b).

	Three Months Ended September 29, 2013
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,643	$—	$—	$—	$(67)	$12,576
Cost of sales	2,287	(4)	(18)	—	(87)	2,178
Selling, informational and administrative expenses	3,395	(1)	—	—	(43)	3,351
Research and development expenses	1,627	(1)	—	—	(1)	1,625
Amortization of intangible assets	1,117	(1,075)	—	—	—	42
Restructuring charges and certain acquisition-related costs	233	—	(43)	—	(190)	—
Other (income)/deductions––net	411	121	—	—	(490)	42
Income from continuing operations before provision for taxes on income	3,573	960	61	—	744	5,338
Provision for taxes on income(b)	985	309	7	—	172	1,473
Income from continuing operations	2,588	651	54	—	572	3,865
Discontinued operations––net of tax	11	—	—	(11)	—	—
Net income attributable to noncontrolling interests	9	—	—	(3)	—	6
Net income attributable to Pfizer Inc.	2,590	651	54	(8)	572	3,859
Earnings per common share attributable to Pfizer Inc.––diluted	0.39	0.10	0.01	—	0.09	0.58

	Nine Months Ended September 29, 2013
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$38,026	$—	$—	$—	$(67)	$37,959
Cost of sales	6,792	16	(101)	—	(106)	6,601
Selling, informational and administrative expenses	10,203	5	(8)	—	(121)	10,079
Research and development expenses	4,867	1	—	—	(104)	4,764
Amortization of intangible assets	3,476	(3,352)	—	—	—	124
Restructuring charges and certain acquisition-related costs	547	—	(155)	—	(392)	—
Other (income)/deductions––net	(514)	43	—	—	836	365
Income from continuing operations before provision for taxes on income	12,655	3,287	264	—	(180)	16,026
Provision for taxes on income(b)	3,876	941	(42)	—	(376)	4,399
Income from continuing operations	8,779	2,346	306	—	196	11,627
Discontinued operations––net of tax	10,719	—	—	(10,719)	—	—
Net income attributable to noncontrolling interests	63	—	—	(38)	—	25
Net income attributable to Pfizer Inc.	19,435	2,346	306	(10,681)	196	11,602
Earnings per common share attributable to Pfizer Inc.––diluted	2.77	0.33	0.04	(1.52)	0.03	1.65

(a)	For details of adjustments, see “Details of Income Statement Items Excluded from Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 26.8% in the third quarter of 2014, a decline of 0.8 percentage points from 27.6% in the third quarter of 2013, primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. The effective tax rate on Non-GAAP Adjusted income was 26.6% in the first nine months of 2014, compared with 27.4% in the first nine months of 2013. The tax rate in the first nine months of 2014 compared to the same period in 2013 was favorably impacted by the resolution in the first and second quarters of 2014 of certain tax positions, pertaining to prior years, primarily with various foreign tax authorities, and from the expiration of certain statutes of limitations, partially offset by the expiration of the U.S. R&D tax credit on December 31, 2013.

Details of Income Statement Items Excluded from Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Purchase accounting adjustments
Amortization, depreciation and other(a)	$821	$956	$2,859	$3,303
Cost of sales	(9)	4	(92)	(16)
Total purchase accounting adjustments––pre-tax	812	960	2,768	3,287
Income taxes(b)	(255)	(309)	(797)	(941)
Total purchase accounting adjustments––net of tax	557	651	1,970	2,346
Acquisition-related costs
Restructuring charges(c)	22	5	43	48
Integration costs(c)	19	38	53	107
Additional depreciation––asset restructuring(d)	13	18	36	109
Total acquisition-related costs––pre-tax	54	61	131	264
Income taxes(e)	(19)	(7)	(76)	42
Total acquisition-related costs––net of tax	36	54	55	306
Discontinued operations
Discontinued operations––net of tax(f)	3	(11)	(70)	(10,719)
Discontinued operations––net of tax, attributable to noncontrolling interests	—	3	—	38
Total discontinued operations––net of tax, attributable to Pfizer Inc.	3	(8)	(70)	(10,681)
Certain significant items
Restructuring charges(g)	(59)	190	25	392
Implementation costs and additional depreciation––asset restructuring(h)	113	72	375	270
Additional year of Branded Prescription Drug Fee(i)	215	—	215	—
Gain associated with the transfer of certain product rights(j)	—	—	—	(459)
Patent litigation settlement income(k)	—	9	—	(1,342)
Other legal matters, net(j)	28	1	726	(99)
Certain asset impairments(j)	242	217	356	706
Costs associated with the Zoetis IPO(l)	—	—	—	18
Income associated with the transitional manufacturing and supply agreements with Zoetis(m)	(8)	(10)	(25)	(10)
Other(n)	18	265	130	344
Total certain significant items––pre-tax	548	744	1,803	(180)
Income taxes(o)	(155)	(172)	(578)	376
Total certain significant items––net of tax	393	572	1,225	196
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$988	$1,269	$3,181	$(7,833)

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

Included in Cost of sales for both the three months ended September 28, 2014 and September 29, 2013.
For the first nine months of 2014, included in Cost of sales. For the first nine months of 2013, included in Cost of sales ($101 million) and Selling, informational and administrative expenses ($8 million).

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first nine months of 2014 also includes the favorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network activities. The first nine months of 2013 also includes the unfavorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network activities.

(f)
Included in Discontinued operations––net of tax. For the nine months ended September 28, 2014, represents post-close adjustments. For the nine months ended September 29, 2013, virtually all relates to our former Animal Health business, through June 24, 2013, the date of disposal (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture).

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

For the three months ended September 28, 2014, included in Cost of sales ($63 million), Selling, informational and administrative expenses ($37 million) and Research and development expenses ($13 million). For the three months ended September 29, 2013, included in Cost of sales ($41 million), Selling, informational and administrative expenses ($30 million) and Research and development expenses ($1 million).
For the first nine months of 2014, included in Cost of sales ($215 million), Selling, informational and administrative expenses ($90 million) and Research and development expenses ($70 million). For the first nine months of 2013, included in Cost of sales ($60 million), Selling, informational and administrative expenses ($106 million) and Research and development expenses ($104 million).
(i) Included in Selling, informational and administrative expenses. Represents a charge to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service (IRS).

(j)	Included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
In the first nine months of 2013, reflects income from a litigation settlement with Teva Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Ltd. for patent-infringement damages resulting from their “at-risk” launches of generic Protonix in the U.S. Included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(l)
Represents costs incurred in connection with the initial public offering of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For the nine months ended September 29, 2013, primarily included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(m)
For the three months ended September 28, 2014, included in Revenues ($65 million) and Cost of sales ($57 million). For the three months ended September 29, 2013, included in Revenues ($67 million) and Cost of sales ($57 million).

For the first nine months of 2014, primarily included in Revenues ($193 million) and Cost of sales ($167 million). For the first nine months of 2013, included in Revenues ($67 million) and Cost of sales ($57 million).

(n)
Primarily included in Other (income)/deductions––net. In the third quarter and first nine months of 2013, includes an estimated loss on an option to acquire the remaining interest in Laboratório Teuto Brasileiro S.A. (Teuto), a 40%-owned generics company in Brazil (approximately $223 million). In the third quarter and first nine months of 2014, includes income resulting from a decline in the estimated loss from the aforementioned option (approximately $90 million).

(o)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The third quarter and first nine months of 2014 were favorably impacted by the decline in the non-tax deductible estimated loss recorded in the third quarter of 2013 related to an option to acquire the remaining interest in Teuto, since we expect to retain the investment indefinitely, and unfavorably impacted by a non-tax deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the IRS. The third quarter and first nine months of 2013 were unfavorably impacted by the aforementioned non-tax deductible estimated loss related to the Teuto option, since we expect to retain the investment indefinitely. The first nine months of 2013 were unfavorably impacted by the non-deductibility of goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to Hisun Pfizer and by the tax liability associated with the patent litigation settlement income (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

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

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
(MILLIONS OF DOLLARS)
Three Months Ended September 28, 2014
Revenues	$3,490	$2,511	$6,239	$56	$12,296	$65	$12,361
Cost of sales	485	475	1,137	148	2,244	124	2,368
Selling, informational and administrative expenses	835	602	982	881	3,299	257	3,556
Research and development expenses	386	200	166	1,037	1,788	14	1,802
Amortization of intangible assets	11	7	25	1	44	928	972
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	(18)	(19)
Other (income)/deductions––net	(289)	(6)	(64)	279	(80)	174	94
Income from continuing operations before provision for taxes on income	$2,063	$1,235	$3,993	$(2,290)	$5,001	$(1,414)	$3,587

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Nine Months Ended September 28, 2014
Revenues	$10,114	$7,264	$18,742	$175	$36,294	$193	$36,487
Cost of sales	1,375	1,402	3,331	442	6,550	325	6,875
Selling, informational and administrative expenses	2,529	1,789	2,846	2,640	9,804	311	10,116
Research and development expenses	1,152	635	455	2,872	5,114	70	5,184
Amortization of intangible assets	34	16	75	—	125	2,965	3,090
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	120	120
Other (income)/deductions––net	(814)	(26)	(184)	586	(437)	1,102	665
Income from continuing operations before provision for taxes on income	$5,838	$3,447	$12,219	$(6,365)	$15,139	$(4,702)	$10,437

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Three Months Ended September 29, 2013(e)
Revenues	$3,640	$2,215	$6,675	$46	$12,576	$67	$12,643
Cost of sales	428	417	1,157	176	2,178	109	2,287
Selling, informational and administrative expenses	787	531	1,153	880	3,351	44	3,395
Research and development expenses	290	222	178	935	1,625	2	1,627
Amortization of intangible assets	10	3	26	2	42	1,075	1,117
Restructuring charges and certain acquisition-related costs	—	4	—	(4)	—	233	233
Other (income)/deductions––net	(125)	(2)	(11)	180	42	369	411
Income from continuing operations before provision for taxes on income	$2,250	$1,039	$4,173	$(2,123)	$5,338	$(1,765)	$3,573
See below for notes (a) through (e).

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	GEP(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Nine Months Ended September 29, 2013(e)
Revenues	$10,672	$6,668	$20,458	$162	$37,959	$67	$38,026
Cost of sales	1,310	1,269	3,461	562	6,601	191	6,792
Selling, informational and administrative expenses	2,310	1,628	3,390	2,751	10,079	124	10,203
Research and development expenses	860	663	542	2,700	4,764	103	4,867
Amortization of intangible assets	33	10	74	7	124	3,352	3,476
Restructuring charges and certain acquisition-related costs	—	4	—	(4)	—	547	547
Other (income)/deductions––net	(304)	(5)	(43)	716	365	(879)	(514)
Income from continuing operations before provision for taxes on income	$6,464	$3,099	$13,034	$(6,570)	$16,026	$(3,371)	$12,655

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our three operating segments and includes the following:

	Three Months Ended September 28, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$56	$—	$—	$—	$—	$56
Cost of sales	38	—	—	20	90	148
Selling, informational and administrative expenses	3	—	37	830	11	881
Research and development expenses	1	826	5	206	(1)	1,037
Amortization of intangible assets	—	—	—	—	1	1
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(22)	—	253	48	279
Income from continuing operations before provision for taxes on income	$14	$(804)	$(42)	$(1,308)	$(149)	$(2,290)

	Nine Months Ended September 28, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$175	$—	$—	$—	$—	$175
Cost of sales	115	—	—	70	257	442
Selling, informational and administrative expenses	10	—	89	2,513	28	2,640
Research and development expenses	2	2,208	19	631	12	2,872
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(56)	—	579	63	586
Income from continuing operations before provision for taxes on income	$48	$(2,152)	$(108)	$(3,794)	$(359)	$(6,365)

	Three Months Ended September 29, 2013
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$47	$—	$—	$(1)	$—	$46
Cost of sales	31	—	—	30	115	176
Selling, informational and administrative expenses	4	—	34	831	11	880
Research and development expenses	1	705	4	219	6	935
Amortization of intangible assets	—	—	—	—	2	2
Restructuring charges and certain acquisition-related costs	—	—	—	—	(4)	(4)
Other (income)/deductions––net	—	(24)	—	259	(55)	180
Income from continuing operations before provision for taxes on income	$12	$(681)	$(39)	$(1,340)	$(75)	$(2,123)

	Nine Months Ended September 29, 2013
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$163	$—	$—	$—	$(1)	$162
Cost of sales	99	—	—	101	363	562
Selling, informational and administrative expenses	10	1	86	2,599	55	2,751
Research and development expenses	2	2,022	17	637	22	2,700
Amortization of intangible assets	—	1	—	—	6	7
Restructuring charges and certain acquisition-related costs	—	—	—	—	(4)	(4)
Other (income)/deductions––net	—	(36)	1	771	(20)	716
Income from continuing operations before provision for taxes on income	$52	$(1,988)	$(104)	$(4,109)	$(422)	$(6,570)

(i)	PCS—the revenues and costs of Pfizer CentreSource (PCS), our contract manufacturing and bulk pharmaceutical chemical sales operation.

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

For information purposes only, for the nine months ended September 28, 2014, we estimate that Other costs, in the aggregate and as described above, but excluding (i) the revenues and costs associated with PCS; (ii) net interest expense included in Corporate (approximately $748 million in Other (income)/deductions––net); and (iii) net gains on investments not attributable to an operating segment and included in Corporate (approximately $158 million in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

(PERCENTAGES)	GIP	VOC	GEP
WRD/Medical Costs
Selling, informational and administrative expenses	36% - 38%	29% - 31%	32% - 34%
Research and development expenses	53% - 57%	29% - 32%	14% - 16%
Other (income)/deductions––net	*	*	*
Total WRD/Medical Costs	51% - 55%	30% - 33%	15% - 17%

Corporate/Other Unallocated Costs
Cost of sales	8% - 10%	13% - 15%	75% - 77%
Selling, informational and administrative expenses	26% - 28%	20% - 22%	50% - 54%
Research and development expenses	48% - 52%	34% - 37%	14% - 16%
Other (income)/deductions––net	*	*	*
Total Corporate/Other Unallocated Costs	28% - 31%	21% - 24%	46% - 49%

Total WRD/Medical and Corporate/Other Unallocated Costs
Cost of sales	8% - 10%	13% - 15%	75% - 77%
Selling, informational and administrative expenses	27% - 29%	20% - 22%	49% - 53%
Research and development expenses	51% - 55%	30% - 33%	14% - 16%
Other (income)/deductions––net	*	*	*
Total WRD/Medical/Corporate/Other Unallocated Costs	37% - 40%	25% - 28%	34% - 37%
* Amounts not material. After excluding net interest expense included in Corporate and net gains on investments not attributable to an operating segment and included in Corporate, Other (income)/deductions––net approximates $4 million of income.
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

(c)	See the “Adjusted Income” section of this MD&A for a definition of these “Adjusted Income” components.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive, unusual items that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP Adjusted measure of performance, see the “Adjusted Income” section of this MD&A.

(e)
As our operations were not managed under the new structure until the beginning of the first quarter of 2014, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the third quarter and first nine months of 2013 include allocations. The amounts subject to allocation methods in the third quarter of 2013 were approximately $520 million of selling, informational and administrative expenses and approximately $230 million of research and development expenses, and the amounts subject to allocation methods in the first nine months of 2013 were approximately $1.5 billion of selling, informational and administrative expenses and approximately $650 million of research and development expenses.

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

Global Innovative Pharmaceutical Operating Segment

•
Revenues decreased 4% to $3,490 million in the third quarter of 2014, compared to $3,640 in the same period in 2013 and decreased 5% to $10,114 million in the first nine months of 2014, compared to $10,672 in the same period in 2013, which includes a decrease in operational revenues of 4% in both the third quarter of 2014 and in the first nine months of 2014, primarily due to:

◦
the expiration of the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada on October 31, 2013 (approximately $425 million for the third quarter of 2014 and $1.2 billion for the first nine months of 2014); for a 36-month period thereafter, we are entitled to royalty payments that have been and are expected to continue to be significantly less than the share of Enbrel profits prior to the expiration of the co-promotion term of the collaboration agreement, and those royalty payments are and will be included in Other (income)/deductions––net rather than in Revenues; and

◦	loss of exclusivity for Lyrica in Canada in February 2013 (a decline of approximately $68 million for the first nine months of 2014), partially offset by:

◦
strong operational growth from Lyrica, primarily in the U.S. and Japan, and Enbrel outside the U.S. and Canada, as well as the performance of recently launched products, including Eliquis, primarily in the U.S., and Xeljanz globally (a combined increase of approximately $270 million for the third quarter of 2014 and $809 million for the first nine months of 2014).

The unfavorable impact of foreign exchange of 1% in the first nine months of 2014 also contributed to the decrease in GIP revenues. Foreign exchange had no impact on GIP revenues in the third quarter of 2014.
Total GIP revenues from emerging markets were $400 million in the third quarter of 2014 and $1.2 billion in the first nine months of 2014.

•
Cost of sales as a percentage of Revenues increased in the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013, due to the loss of Enbrel alliance revenue after October 31, 2013 when the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired as well as the change in product mix.

•
Selling, informational and administrative expenses increased 6% in the third quarter of 2014 and 9% in the first nine months, compared to the same periods in 2013, reflecting increased investment in recently launched brands and certain in-line products.

•
Research and development expenses increased 33% in the third quarter of 2014 and 34% in the first nine months of 2014, compared to the same periods in 2013, reflecting incremental investment in late-stage pipeline products.

•
The favorable change in Other (income)/deductions––net in the third quarter of 2014 and in the first nine months of 2014, compared to the same periods in 2013, primarily reflects an increase in royalty-related income, primarily due to royalties earned on sales of Enbrel in the U.S. and Canada after October 31, 2013. As noted above, on that date, the co-promotion term of the collaboration agreement for Enbrel in the U.S. and Canada expired, and Pfizer became entitled to royalties for a 36-month period thereafter.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

•
Revenues increased 13% in the third quarter of 2014, and increased 9% in the first nine months of 2014, compared to the same periods in 2013, which includes an increase in operational revenues of 13% in the third quarter of 2014 and 10% in the first nine months of 2014.

◦
Global Vaccines Revenues increased 19% to $1,140 million in the third quarter of 2014, compared to $954 million in the same period in 2013, and revenues increased 11% to $3,161 million in the first nine months of 2014, compared to $2,847 million in the same period in 2013, reflecting an increase in operational revenues of 19% in the third quarter and 12% in the first nine months of 2014. The increases were primarily due to the performance of Prevnar 13 in the U.S., primarily reflecting the timing of government purchasing patterns, increased prices and increased demand. International revenues for the Prevenar family increased 11% operationally in the third quarter of 2014 and increased 9% operationally in the first nine months of 2014 which primarily reflects increased shipments associated with the Global Alliance for Vaccines and Immunization (GAVI) as well as the timing of government purchases in various emerging markets compared with the prior periods, partially offset by lower demand due to adverse weather conditions and decreased stockpile purchases.

Foreign exchange had an unfavorable impact of 1% on Vaccines revenues in the nine months of 2014, compared to the same period in 2013. Foreign exchange had no impact on Vaccines revenues in the third quarter of 2014.
Total Vaccines revenues from emerging markets were $255 million in the third quarter of 2014 and $758 million in the first nine months of 2014.

◦
Global Oncology Revenues increased 16% to $551 million in the third quarter of 2014, compared to $473 million in the same period in 2013, and revenues increased 13% to $1,609 million in the first nine months of 2014, compared to $1,422 million in the same period in 2013, reflecting an increase in operational revenues of 17% in the third quarter of 2014 and 14% in the first nine months of 2014, due to continued strong underlying demand of recent product launches, Xalkori and Inlyta globally, as well as growth from Bosulif, primarily in the U.S., and, in the third quarter of 2014, Sutent, primarily in emerging markets.

Foreign exchange had an unfavorable impact of 1% on Oncology revenues in the third quarter and first nine months of 2014, compared to the same periods in 2013.
Total Oncology revenues from emerging markets were $91 million in the third quarter of 2014 and $269 million in the first nine months of 2014.

◦
Consumer Healthcare Revenues increased 4% to $821 million in the third quarter of 2014, compared to $788 million in the same period in 2013, and revenues increased 4% to $2,494 million in the first nine months of 2014, compared to $2,399 million in the same period in 2013, reflecting an increase in operational revenues of 4% in the third quarter of 2014 and 5% in the first nine months of 2014, primarily due to the launch of Nexium 24HR in the U.S. in late-May 2014 and growth of vitamin supplement products in emerging markets, partially offset in the first nine months of 2014 by a decrease in revenues for respiratory products in the U.S. and Canada due to a less severe cold and flu incidence, and for Advil in the U.S. due to the third quarter 2013 launch of Advil Film-Coated, which triggered increased retail purchases in the year-ago quarter.

Foreign exchange had an unfavorable impact of 1% on Consumer Healthcare revenues in the first nine months of 2014, compared to the same period in 2013. Foreign exchange had no impact on Consumer Healthcare revenues in the third quarter of 2014.
Total Consumer Healthcare revenues from emerging markets were $230 million in the third quarter of 2014 and $692 million in the first nine months of 2014.

•
Cost of sales increased 14% to $475 million in the third quarter of 2014, compared to $417 million in the same period in 2013, and Cost of sales increased 10% to $1,402 million in the first nine months of 2014, compared to $1,269 million in the same period in 2013, primarily due to increased sales volumes.

•
Selling informational and administrative expenses increased 13% in the third quarter of 2014 and 10% in the first nine months of 2014, compared to the same periods in 2013, primarily driven by Consumer Healthcare expenses incurred to support the launch of Nexium 24HR in the U.S. as well as palbociclib and Trumenba pre-launch marketing expenses.

•
Research and development expenses decreased 10% in the third quarter of 2014 and 4% in the first nine months of 2014, compared to the same periods in 2013, reflecting lower costs for certain oncology programs, partially offset by increased investment in the palbociclib and Trumenba development programs.

Global Established Pharmaceutical Operating Segment

•
Revenues decreased 7%, to $6,239 million in the third quarter of 2014, compared to $6,675 million in the same period in 2013, and decreased 8%, to $18,742 million in the first nine months of 2014, compared to $20,458 million in the same period in 2013, including a decrease in operational revenues of 6% in the third quarter of 2014 and 7% in the first nine months of 2014, primarily due to:

◦
the loss of exclusivity and subsequent launch of multi-source generic competition for Detrol LA in the U.S. in January 2014, Viagra in most major European markets in June 2013 as well as Aricept in Canada in December 2013 (aggregate decline of approximately $139 million in the third quarter of 2014 and $490 million in the first nine months of 2014);

◦
the expiration or near-term expiration of the co-promotion collaboration for Spiriva in most countries, including the U.S. (where the collaboration expired in April 2014), which, per the terms of the agreement, has resulted in a decline in Pfizer’s share of Spiriva revenues (approximately $93 million in the third quarter of 2014 and $396 million in the first nine months of 2014);

◦	the operational decline of certain products, including Metaxalone and Effexor (approximately $24 million in the third quarter of 2014 and $134 million in the first nine months of 2014);

◦
a decline in branded Lipitor revenues in the U.S. and most other developed markets as a result of continued generic competition (approximately $91 million in the third quarter of 2014 and $278 million in the first nine months of 2014); and

◦
a decline in Aricept, not including Canada, revenues primarily due to the termination of the co-promotion agreement in Japan in December 2012 (approximately $9 million in the third quarter of 2014 and $69 million in the first nine months of 2014); and

◦
an operational decline due to loss of exclusivity for certain other products in developed markets and steeper generic erosion in Japan (approximately $94 million in the third quarter of 2014 and $217 million for the first nine months of 2014), partially offset by:

◦	the strong operational performance of Lyrica, primarily in Europe (growth of approximately $47 million in the third quarter of 2014 and $124 million in the first nine months of 2014);

◦	the operational growth of Lipitor in China (approximately $35 million in the third quarter of 2014 and $124 million in the first nine months of 2014);

◦	the operational performance of Celebrex worldwide (growth of approximately $14 million in the third quarter of 2014 and $58 million in the first nine months of 2014); and

◦	the contribution from the collaboration with Mylan Inc. to market generic drugs in Japan (approximately $36 million in the first nine months of 2014).

Foreign exchange had an unfavorable impact of 1% on GEP revenues in both the third quarter and first nine months of 2014.
Total GEP revenues from emerging markets were $1.9 billion in the third quarter of 2014 and $5.4 billion in the first nine months of 2014.

•
Cost of sales as a percentage of Revenues increased in the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013, due to the impact of product losses of exclusivity and unfavorable changes in product mix.

•
Selling, informational and administrative expenses decreased 15% in the third quarter of 2014 and 16% in the first nine months of 2014, compared to the same periods in 2013, due to lower expenses for field force, marketing and administrative expenses, reflecting the benefits of cost-reduction and productivity initiatives.

•
Research and development expenses decreased 7% in the third quarter of 2014 and 16% in the first nine months of 2014, compared to the same periods in 2013, due to lower clinical trial expenses and the benefits from cost-reduction and productivity initiatives, partially offset by increased spending on biosimilars development programs.

•	The favorable change in Other (income)/deductions––net in the first nine months of 2014 primarily reflects gains on sales of product rights.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and first nine months of 2014 reflect the following:

•
For Foreign currency translation adjustments, for the third quarter of 2014, reflects primarily the weakening of the euro and U.K. pound, partially offset by the strengthening of the Swedish krona against the U.S. dollar; for the first nine months of 2014, reflects primarily the weakening of the euro and Canadian dollar, partially offset by the strengthening of several currencies against the U.S. dollar, primarily the Swedish krona and U.K. pound and some other currency movements. Also, for the first nine months of 2014, includes the reclassification of amounts associated with legal entity dispositions into income.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS
For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Short-term investments, Long-term investments, Short-term borrowings, including current portion of long-term debt, and Long-term debt, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A, the “Analysis of Financial Condition, Liquidity and Capital Resources: Selected Measures of Liquidity and Capital Resources” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

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

All of the changes in our asset and liability accounts as of September 28, 2014, compared to December 31, 2013, generally reflect, among other things, decreases due to changes in foreign currency exchange rates, but none of these impacts were significant. The following explanations exclude the impact of foreign exchange.

•	For Accounts receivable, less allowance for doubtful accounts, the change also reflects the timing of collections in the normal course of business.

•	For Inventories, the change also reflects inventory builds in advance of plant shutdowns/product transfers and new product launches, partially offset by inventory reductions.

•
For Other current assets, the change also reflects the receipt of a portion of the Protonix patent litigation settlement income recognized in 2013, a reduction in Value Added Tax (VAT) receivables and other receipts in the normal course of business.

•	For Property, plant and equipment, less accumulated depreciation, the change also reflects depreciation, partially offset by capital additions.

•
For Goodwill, the change also reflects the goodwill associated with the acquisition of InnoPharma. For additional information about the acquisition of InnoPharma, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Acquisition.

•
For Identifiable intangible assets, less accumulated amortization, the change also reflects amortization and, to a much lesser extent, asset impairment charges, partially offset by assets acquired from InnoPharma and the Nexium over-the-counter milestones. For additional information about our intangible assets, see Notes to Condensed Consolidated Financial Statements—Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets. For additional information about the asset impairment charges, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net. For additional information about the assets acquired from InnoPharma and the Nexium over-the-counter milestones, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Acquisition and Note 2C. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Licensing Arrangements, respectively.

•	For Other noncurrent assets, the change also reflects a decrease in the receivables associated with our derivative financial instruments.

•
For Other current liabilities, the change also reflects a reduction in VAT payables, a decrease in the payables associated with our derivative financial instruments, payments of our restructuring liabilities as well as the the timing of other payments and accruals in the normal course of business, partially offset by the accrual of the additional Branded Prescription Drug Fee accruals, not yet paid. For additional information about the Branded Prescription Drug Fee accruals, see the “Our Operating Environment” section of this MD&A.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change also reflects, among other things, pension contributions and benefit payments made directly from company funds, partially offset by the net periodic benefit cost. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change also reflects a decrease in our deferred compensation liability, primarily due to payments made as part of the compensation plans as well as a decrease in our non-current restructuring accruals.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 28, 2014	September 29, 2013	% Change
Cash provided by/(used in):
Operating activities	$11,485	$11,960	(4)
Investing activities	(4,140)	(10,686)	(61)
Financing activities	(7,060)	(9,231)	(24)
Effect of exchange-rate changes on cash and cash equivalents	(30)	(72)	(58)
Net increase/(decrease) in Cash and cash equivalents	$255	$(8,029)	*

*	Calculation not meaningful.

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

Operating Activities

Our net cash provided by operating activities was $11.5 billion in the first nine months of 2014, compared to $12.0 billion in the same period of 2013. The decrease in net cash provided by operating activities reflects the timing of receipts and payments in the ordinary course of business.

In the first nine months of 2014, the change in the line item called Other adjustments, net, primarily reflects the non-cash changes in the estimated loss on the Teuto net call/put option. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.

In the first nine months of 2014 and 2013, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in accounts receivable, inventories, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For the first nine months of 2013, also includes the $0.6 billion adjustment necessary to reflect that the Protonix patent litigation settlement income had not been received in cash as of September 29, 2013. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about our legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

Investing Activities

Our net cash used in investing activities was $4.1 billion in the first nine months of 2014, compared to $10.7 billion in the same period in 2013. The decrease in net cash used in investing activities was primarily attributable to:

•	net purchases of investments of $3.1 billion in the first nine months of 2014, compared to $9.9 billion in the first nine months of 2013, partially offset by:

•
cash paid of $195 million, net of cash acquired, for the acquisition of InnoPharma in 2014 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Acquisition.)

Financing Activities

Our net cash used in financing activities was $7.1 billion in the first nine months of 2014, compared to $9.2 billion in the same period in 2013. The decrease in net cash used in financing activities was primarily attributable to:

•	purchases of common stock of $3.8 billion in the first nine months of 2014, compared to $11.6 billion in the first nine months of 2013, partially offset by:

•	net proceeds from borrowings of $1.0 billion in the first nine months of 2014, compared to net proceeds from borrowings of $6.0 billion in the first nine months of 2013; and

•	proceeds from the exercise of stock options of $704 million in the first nine months of 2014, compared to $1.4 billion in the first nine months of 2013.

Supplemental Schedule of Non-Cash Investing and Financing Information

In the first nine months of 2013, we had the following non-cash transactions:

•	we sold Zoetis common stock for Pfizer common stock valued at $11.4 billion;

•	we exchanged Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013 for $2.5 billion;

•	we exchanged Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012 for $1.0 billion; and

•	we transferred certain product rights, valued at $1.2 billion, to an equity-method investment (Hisun Pfizer).
Zoetis is our former Animal Health business. For additional information about the Zoetis-related transactions, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Divestiture, and for additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisition, Divestiture, Licensing Arrangements and Equity-Method Investments: Equity-Method Investments.

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	September 28, 2014		December 31, 2013
Selected financial assets:
Cash and cash equivalents(a)	$2,437		$2,183
Short-term investments(a)	31,009		30,225
Long-term investments(a)	18,451		16,406
	51,898		48,814
Debt:
Short-term borrowings, including current portion of long-term debt	5,389		6,027
Long-term debt	31,666		30,462
	37,055		36,489
Net financial assets(b)	$14,843		$12,325

Working capital	$37,067		$32,878
Ratio of current assets to current liabilities	2.86	:1	2.41	:1
Total Pfizer Inc. shareholders' equity per common share(c)	$12.34		$11.93

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. There have been some improvements in the amount of outstanding accounts receivable balances in excess of one year.

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

As of September 28, 2014, we had about $907 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $105 million, were as follows: $55 million in Italy; $22 million in Portugal; $17 million in Spain, and $11 million in Greece.

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

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of commercial paper and other short-term borrowings. As of September 28, 2014, we had access to $8.5 billion of lines of credit, of which $907 million expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of the unused lines of credit, all of which expire in 2019, may be used to support commercial paper borrowings.

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

In the first quarter of 2014, the Venezuelan government expanded the number of exchange mechanisms, such that there are now three official rates of exchange. As of September 28, 2014, these were the CENCOEX rate of 6.3; the SICAD I rate at approximately 11.7; and, the SICAD II rate at approximately 50.

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

As of September 28, 2014, our net monetary assets in Venezuela that are subject to revaluation totaled approximately $484 million (remeasured at the 6.3 rate). During the third quarter and first nine months of 2014, our Revenues from Venezuela totaled approximately $193 million and $535 million, respectively, converted using the 6.3 rate. These amounts may grow in the future.

Benefit Obligations

The accounting for benefit plans is highly dependent on actuarial estimates, assumptions and calculations, which result from a complex series of judgments about future events and uncertainties. The assumptions and actuarial estimates required to estimate the employee benefit obligations for the defined benefit and postretirement plans may include the discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality (life expectancy); and healthcare cost trend rates.

On October 27, 2014, the Society of Actuaries (SOA) issued new mortality tables. We use SOA life expectancy information when developing the annual mortality assumptions for our benefit plans. While we are still in the process of evaluating the potential impact of the new mortality tables, we expect the new information to result in an increase in our U.S. pension and postretirement benefit plan obligations as of December 31, 2014 and an increase in our net periodic benefit costs in 2015.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 28, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plan

On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, and share purchases commenced thereunder in October 2013 (the June 2013 Stock Purchase Plan). On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan (the October 2014 Stock Purchase Plan).

In the first nine months of 2014, we purchased approximately 125 million shares of our common stock for approximately $3.8 billion under our June 2013 Stock Purchase Plan. In the first nine months of 2013, we purchased approximately 411 million shares of our common stock for approximately $11.6 billion under our publicly announced share-purchase plans. After giving effect to share purchases through September 28, 2014, our remaining share-repurchase authorization was approximately $1.7 billion. Following the authorization of the October 2014 Stock Purchase Plan of $11 billion, and giving effect to share purchases through October 27, 2014, our remaining share-repurchase authorization was approximately $12.3 billion.

Dividends on Common Stock

In October 2014, our Board of Directors declared a dividend of $0.26 per share, payable December 2, 2014, to shareholders of record at the close of business on November 7, 2014.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standard, Not Adopted as of September 28, 2014

In August 2014, the Financial Accounting Standards Board (FASB) issued amended guidance related to disclosure of uncertainties about an entity’s ability to continue as a going concern, with an effective date of December 31, 2016. The new guidance requires management of all entities to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, as necessary, to provide related footnote disclosures. We do not expect that the provisions of this new standard will have any impact on our consolidated financial statements.

In May 2014, the FASB issued amended guidance related to revenue from contracts with customers, with an effective date of January 1, 2017. Early adoption is not permitted. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. We have not yet decided on a method of adoption (full retrospective or modified retrospective basis) and we have not yet determined the potential impact, if any, of this standard on our consolidated financial statements.

In April 2014, the FASB issued amended guidance related to discontinued operations, with an effective date of January 1, 2015. The new guidance limits the presentation of discontinued operations to business circumstances when the disposal of the business operation represents a strategic shift that has had or will have a major effect on our operations and financial results. As required, we will adopt the new provisions on a prospective basis only and we do not expect that the provisions of this new standard will have a significant impact on our consolidated financial statements.

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

•	any significant issues that may arise related to our joint ventures and other third-party business arrangements;

•	changes in U.S. generally accepted accounting principles;

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

We account for income tax contingencies using a benefit recognition model. If our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more likely than not”; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock during the third fiscal quarter of 2014:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
June 30, 2014 through July 27, 2014	12,593,309	$30.19	12,518,741	$2,617,794,888
July 28, 2014 through August 24, 2014	14,539,410	$28.97	14,496,470	$2,197,795,259
August 25, 2014 through September 28, 2014	16,406,210	$29.54	16,345,232	$1,714,950,273
Total	43,538,929	$29.54	43,360,443

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan (the June 2013 Stock Purchase Plan), and share purchases commenced thereunder in October 2013. On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan.

(b)
In addition to amounts purchased under the June 2013 Stock Purchase Plan, these columns reflect the following transactions during the third fiscal quarter of 2014: (i) the surrender to Pfizer of 150,228 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 28,206 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 52 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Pfizer Inc. Global Performance Plan.
Exhibit 10.2	-	Pfizer Inc. Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended.
Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Pfizer Inc.
(Registrant)

Dated:	November 6, 2014	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)