Form 10-K
period 2014-12-31
PFIZER INC
filed 2015-02-27
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 27, 2014, was approximately $188 billion. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 20, 2015 was 6,128,855,392 shares of common stock, all of one class.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders	Part III

PART I

ITEM 1.	BUSINESS
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

The Company was incorporated under the laws of the State of Delaware on June 2, 1942. Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (2014 Form 10-K) refer to Pfizer Inc. and its subsidiaries. References to developed markets in this 2014 Form 10-K include the United States (U.S.), Western Europe, Japan, Canada, Australia, Scandinavia, South Korea, Finland and New Zealand; and references to emerging markets in this 2014 Form 10-K include the rest of the world, including, among other countries, China, Brazil, Mexico, Russia, India and Turkey.

On February 5, 2015, we announced that we have entered into a definitive merger agreement under which we agreed to acquire Hospira, Inc. (Hospira), the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions and the approval of Hospira’s shareholders, and is expected to close in the second half of 2015.

On June 24, 2013, we completed the full disposition of our Animal Health business. For additional information, see the Notes to Consolidated Financial Statements—Note 2D. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures and Equity-Method Investments: Divestitures in our 2014 Financial Report (as defined below).

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. For additional information, see the Notes to Consolidated Financial Statements—Note 2D. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures and Equity-Method Investments: Divestitures in our 2014 Financial Report.

For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy and —Our Business Development Initiatives sections in our 2014 Financial Report.

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

Pfizer Website

This 2014 Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available (free of charge) on our website (www.pfizer.com), in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this 2014 Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement for the 2015 Annual Meeting of Shareholders (2015 Proxy Statement) and the 2014 Financial Report, portions of which are filed as Exhibit 13 to this 2014 Form 10-K, and which also will be contained in Appendix A to our 2015 Proxy Statement (2014 Financial Report). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2014 Annual Report to Shareholders consists of the 2014 Financial Report and the Corporate and Shareholder Information attached to the 2015 Proxy Statement. Our 2014 Financial Report will be available on our website (www.pfizer.com) on or about February 27, 2015. Our 2015 Proxy Statement will be available on our website (www.pfizer.com) on or about March 12, 2015.

We use our website (www.pfizer.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website (www.pfizer.com) in the “Investors” or “News” sections. Accordingly, investors should monitor these portions of our website (www.pfizer.com), in addition to following Pfizer’s press releases, SEC filings and public conference calls and webcasts.

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for Members of the Board of Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters; Charter of the Lead Independent Director; and transactions in Pfizer securities by Directors and Officers; as well as Chief Executive Officer and Chief Financial Officer certifications, are available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including the Computershare Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

The information contained on our website does not, and shall not be deemed to, constitute a part of this 2014 Form 10-K. Pfizer’s references to the URLs for websites are intended to be inactive textual references only.

Commercial Operations

At the beginning of our fiscal year 2014, we began managing our commercial operations through a new global commercial structure consisting of two distinct businesses: an Innovative Products business and an Established Products business. The Innovative Products business is composed of two operating segments: the Global Innovative Pharmaceutical segment (GIP) and the Global Vaccines, Oncology and Consumer Healthcare segment (VOC). The Established Products business consists of the Global Established Pharmaceutical segment (GEP). Each operating segment is led by a single manager and has responsibility for its commercial activities and for certain in-process research and development (IPR&D) projects for new investigational products and additional indications for in-line products that generally have achieved proof of concept. Each business has a geographic footprint across developed and emerging markets.

Some additional information about each product grouping follows:

Innovative Products Business:

•
Global Innovative Pharmaceutical segment—GIP is focused on developing, registering and commercializing novel, value-creating medicines that significantly improve patients’ lives. These therapeutic areas include inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women’s/men’s health and include leading brands, such as Xeljanz, Eliquis and Lyrica (U.S. and Japan). GIP has a pipeline of medicines in inflammation, cardiovascular/metabolic disease, neuroscience and pain, and rare diseases.

•
Global Vaccines, Oncology and Consumer Healthcare segment—VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Consumer Healthcare manufactures and markets several well known, over-the-counter (OTC) products. Each of the three businesses in VOC operates as a separate, global business, with distinct specialization in terms of the science and market approach necessary to deliver value to consumers and patients.

Established Products Business:

•
Global Established Pharmaceutical segment—GEP includes the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets and, to a much smaller extent, generic pharmaceuticals. Additionally, GEP includes our sterile injectable products and biosimilar development portfolio.

We expect that the GIP and VOC biopharmaceutical portfolios of innovative, largely patent-protected, in-line products will be sustained by ongoing investments to develop promising assets and targeted business development in areas of focus to ensure a pipeline of highly-differentiated product candidates in areas of unmet medical need. The assets managed by these groups are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers.

GEP is expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. GEP leverages our biologic development, regulatory and manufacturing expertise to seek to advance its biosimilar development portfolio. In addition, GEP may also engage in targeted business development to further enable its commercial strategies.

For a further discussion of these operating segments, including prior-period information that has been conformed to the current commercial structure, as well as comparative segment information for 2014, 2013 and 2012, see the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected Income Statement Information, Geographic Information and Significant Product Revenues, the table captioned Revenues by Segment and Geographic Area and the Analysis of Operating Segment Information section in our 2014 Financial Report, which are incorporated by reference.

Biopharmaceutical Products

In 2014, our biopharmaceutical business was managed through GIP, GEP and the vaccines and oncology businesses of VOC, which are discussed under Commercial Operations above.
For a discussion of certain of our key biopharmaceutical products, including Lyrica, the Prevnar family of products, Enbrel, Celebrex, Lipitor, Viagra, Zyvox, Sutent, Norvasc, the Premarin family of products, Eliquis and Xeljanz, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions section in our 2014 Financial Report.
We have entered into collaboration and/or co-promotion agreements relating to certain biopharmaceutical products, including Aricept, Enbrel (in the U.S. and Canada), Spiriva and Rebif, each of which has expired or will expire in various markets over the next several years. For additional information, including a description of these collaboration and co-promotion agreements and their expiration dates, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights sections in our 2014 Financial Report and Item 1A. Risk Factors—Dependence on Key In-Line Products below.

In addition, Eliquis was developed and is being commercialized in collaboration with Bristol-Myers Squibb Company (BMS). For additional information, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions section in our 2014 Financial Report.

Revenues from biopharmaceutical products contributed approximately 92% of our total revenues in 2014, 93% of our total revenues in 2013, and 94% of our total revenues in 2012.

We recorded direct product sales of more than $1 billion for each of 10 biopharmaceutical products in 2014, 2013 and 2012. These products represented 54% of our revenues from biopharmaceutical products in 2014, 51% of our revenues from biopharmaceutical products in 2013 and 50% of our revenues from biopharmaceutical products in 2012. See Item 1A. Risk Factors—Dependence on Key In-Line Products below.

Worldwide revenues from biopharmaceutical products in 2014 were $45.7 billion, a decrease of 5% compared to 2013, reflecting a decrease in operational revenues of 3% and the unfavorable impact of foreign exchange of 2%.

Geographically, in the U.S., revenues from biopharmaceutical products decreased 8% in 2014, compared to 2013. In our international markets, revenues from biopharmaceutical products decreased 3% in 2014, compared to 2013, which primarily reflects the unfavorable impact of foreign exchange. During 2014, international revenues from biopharmaceutical products represented 62% of total revenues from biopharmaceutical products, compared to 61% in 2013.

For additional information, including a discussion of key operational revenue drivers, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical Revenues—Revenues—Major Biopharmaceutical Products and —Biopharmaceutical—Selected Product Descriptions sections in our 2014 Financial Report.

Consumer Healthcare

Based on 2014 revenues, our Consumer Healthcare business is the fifth-largest branded multi-national, OTC, healthcare products business in the world and produces two of the ten largest selling consumer healthcare brands (Centrum and Advil) in the world. Consumer Healthcare revenues totaled $3.4 billion for 2014, an increase of 3% compared to 2013, reflecting operational revenue growth of 5%, partially offset by the unfavorable impact of foreign exchange of 2%.

The Consumer Healthcare business holds strong positions in various geographic markets, with its highest revenue volume in the U.S., China, Canada, Germany, Italy and Brazil.

Major categories and product lines in our Consumer Healthcare business include:

•	Dietary Supplements: Centrum brands (including Centrum, Centrum Silver, Centrum Men’s and Women’s, Centrum Specialist, Centrum Flavor Burst, and Centrum Kids), Caltrate, and Emergen-C;

•	Pain Management: Advil brands (including Advil, Advil PM, Advil Liqui-Gels, Advil Film Coated, Children’s Advil, Infants’ Advil and Advil Migraine), and ThermaCare;

•	Gastrointestinal: Nexium 24HR/Nexium Control;

•	Respiratory: Robitussin, Advil Cold & Sinus, Advil Congestion Relief, and Dimetapp; and

•	Personal Care: ChapStick and Preparation H.

In August 2012, we entered into an agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, OTC rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. In December 2011, we completed our acquisition of the consumer healthcare business of Ferrosan, a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. For additional information, see the Notes to Consolidated Financial Statements—Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures, and Equity-Method Investments: Acquisitions and —Note 2B. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures, and Equity-Method Investments: Licensing Agreements in our 2014 Financial Report and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives section in our 2014 Financial Report.

For additional information regarding the revenues of our Consumer Healthcare business, see the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information and the Analysis of Operating Segment Information—Global Vaccines, Oncology and Consumer Healthcare Operating Segment section in our 2014 Financial Report.

Research and Development

Innovation by our research and development (R&D) operations is very important to our success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. We spent $8.4 billion in 2014, $6.7 billion in 2013 and $7.5 billion in 2012 on R&D.

Biopharmaceutical R&D

We conduct research internally and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out promising chemical and biological lead molecules and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects, as well as our product lines, through collaborations, alliance and license agreements, acquisitions and other arrangements.

Drug discovery and development is time-consuming, expensive and unpredictable. According to the Pharmaceutical Benchmarking Forum, out of 30 compounds entering preclinical development, only one is approved by a regulatory authority in a major market (U.S., the European Union (EU) or Japan). The process from early discovery or design to development to regulatory approval can take more than 10 years. Drug candidates can fail at any stage of the process, and candidates may not receive regulatory approval even after many years of research.

As of year-end 2014, we had 298 projects in R&D, ranging from discovery through registration, of which 86 programs are in Phase 1 through registration, with the remainder of the projects in pre-clinical development. At year-end 2014, our Phase 3 portfolio contained 23 programs. Development of a single compound is often pursued as part of multiple programs. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering clinical development phases are the foundation for future products.

In addition to discovering and developing new products, our R&D operations seek to add value to our existing products by improving their effectiveness, enhancing ease of dosing and by discovering new indications for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Analysis of the Consolidated Statements of Income—Product Developments—Biopharmaceutical section in our 2014 Financial Report, which is incorporated by reference.

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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars.

For additional information regarding our R&D operations, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Research Operations and Costs and Expenses—Research and Development (R&D) Expenses—Description of Research and Development Operations sections in our 2014 Financial Report.

International Operations

We have significant operations outside the U.S. In 2014, for developed and emerging markets, these operations were managed through our three operating segments: GIP, GEP and VOC. A significant change effected by our new structure is the full integration of emerging markets into each business. Emerging markets are an important component of our strategy for global leadership, and our commercial structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets. In 2013, our pharmaceutical operations in emerging markets were managed through our former Emerging Markets business unit and our operations in developed markets were managed together with our U.S. operations through our other pharmaceutical business units. Our Consumer Healthcare operations were managed worldwide in 2013. For additional information regarding our operating segments, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy section in our 2014 Financial Report and Commercial Operations above.

Revenues from operations outside the U.S. of $30.5 billion accounted for 62% of our total revenues in 2014. Revenues exceeded $500 million in each of 13, 12 and 14 countries outside the U.S. in 2014, 2013 and 2012, respectively. The U.S. is our largest national market, comprising 38% of total revenues in 2014 and 39% of total revenues in 2013 and 2012. Japan is our second-largest national market, with approximately 9%, 10% and 12% of total revenues in 2014, 2013 and 2012, respectively.

For a geographic breakdown of revenues, see the table captioned Geographic Information in the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information in our 2014 Financial Report, and the table captioned Revenues by Segment and Geographic Area in our 2014 Financial Report. Those tables are incorporated by reference.

Our international operations are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors—Risks Affecting International Operations below. Our international businesses are also subject to government-imposed constraints, including laws and regulations on pricing, reimbursement, and access to our products. See Government Regulation and Price Constraints—Outside the United States below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments, depending upon market conditions. For additional information, see the Notes to Consolidated Financial Statements—Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2014 Financial Report, as well as the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section in our 2014 Financial Report. Those sections of our 2014 Financial Report are incorporated by reference.

Marketing

In our global biopharmaceutical businesses, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, and the Managed Care Organizations (MCOs) that provide insurance coverage, such as hospitals, Integrated Delivery Systems, Pharmacy Benefit Managers (PBMs), Health Plans, employers and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues, and our patient assistance programs.

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies, and, in the case of Prevnar 13 in the U.S., we primarily sell directly to individual provider offices, the Centers for Disease Control and Prevention and wholesalers. We seek to gain access for our products on healthcare authority and MCO formularies, which are lists of approved medicines available to members of the MCOs. MCOs use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions. We also work with MCOs to assist them with disease management, patient education and other tools that help their medical treatment routines.

During 2014, Pfizer revenues from our three largest biopharmaceutical wholesalers in the U.S. were as follows:

•	McKesson, Inc.—13% of our total revenues (and 34% of our total U.S. revenues);

•	Cardinal Health, Inc.—10% of our total revenues (and 27% of our total U.S. revenues); and

•	AmerisourceBergen Corporation—9% of our total revenues (and 24% of our total U.S. revenues).

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

In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period and/or the granted patent term extension), are those for the medicines set forth in the table below. Patent term extensions, supplementary protection certificates and pediatric exclusivity periods are not reflected in the expiration date listed in the table below, unless they have been granted by the issuing authority. In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions, to methods of manufacturing, or to use of the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect our drug from generic or, as applicable, biosimilar competition after the expiration of the basic patent.

Drug	U.S. Basic Product Patent Expiration Year	Major EU Basic Product Patent Expiration Year	Japan Basic Product Patent Expiration Year
Viagra	2012(1)	2013	2013(1)
Enbrel(2)	N/A	2015	2015
Celebrex	2014(3)	2014	2019
Zyvox	2015	2016	2019
Lyrica	2018	2014(4)	2022
Bosulif	2019	2019	2019
Chantix	2020	2021	2022
Inlyta	2020	2025	2025
Xeljanz	2020	N/A(5)	2025
Sutent	2021	2021	2024
Eliquis(6)	2023	2026	2026
Ibrance	2023	N/A(7)	N/A(7)
Prevnar 13/Prevenar 13	2026	2026(8)	2029
Xalkori	2029	2027	2028

(1) In addition to the basic product patent covering Viagra, which expired in 2012, Viagra is covered by a U.S. method-of-treatment patent which, including the six-month pediatric exclusivity period associated with Revatio (which has the same active ingredient as Viagra), expires in 2020. However, as a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. will be allowed to launch a generic version of Viagra in the U.S. in December 2017, or earlier under certain circumstances. The corresponding method-of-treatment patent covering Viagra in Japan expired in May 2014.

(2) Pfizer does not market Enbrel in the U.S. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights section in our 2014 Financial Report. In other markets, biosimilar competition will depend, to a significant extent, on the timing and implementation of regulations governing the development and approval of biosimilar products.

(3) We obtained a reissue patent in the U.S. in March 2013 covering the approved uses of Celebrex. The reissue patent expires in December 2015. This patent is presently the subject of litigation between Pfizer and several generic companies. In December 2014, generic versions of Celebrex became available pursuant to settlement agreements licensing the reissue patent to several of the generic manufacturers involved in the ongoing litigation.

(4) For Lyrica, regulatory exclusivity in the EU expired during 2014.

(5) Xeljanz is not approved in the EU.

(6) Eliquis was developed and is being commercialized in collaboration with BMS.

(7) Ibrance is not approved in the EU or Japan.

(8) The EU patent that covers the combination of the 13 serotype conjugates of Prevenar 13 has been revoked following an opposition proceeding. This first instance decision will be appealed. There are other EU patents and pending applications covering the formulation and various aspects of the manufacturing process of Prevenar 13 that remain in force.

We co-promote Aricept with Eisai. Aricept has experienced patent-based expirations in many major markets since 2010. For additional information, including a description of certain of our other co-promotion agreements and their expiration dates, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights sections in our 2014 Financial Report and Item 1A. Risk Factors—Dependence on Key In-Line Products below.

A number of our current products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years. For example, in the U.S., we lost exclusivity for Geodon in March 2012, Revatio tablet in September 2012, Rapamune in January 2014, Detrol LA in January 2014 and Celebrex in December 2014. Pursuant to terms of a settlement agreement, certain formulations of Zyvox became subject to generic competition in the U.S. in January 2015. We expect certain other formulations of Zyvox will become subject to generic competition in the U.S. in the first half of 2015. In most major European markets, we lost exclusivity for Xalatan and Xalacom in January 2012, Detrol LA in September 2012, Viagra in June 2013, Inspra in March 2014, Lyrica in July 2014 and Celebrex in November 2014. We lost exclusivity for Lyrica in Canada in February 2013. Lipitor has lost exclusivity in all major markets and now faces multi-source generic competition in the U.S., Europe, Japan and Australia.

For additional information, including a further discussion of our products experiencing, or expected to experience in 2015, patent expirations or loss of regulatory exclusivity in various markets, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights section in our 2014 Financial Report.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Viagra, Celebrex, Sutent, EpiPen, Toviaz and Tygacil extended-release capsules. For additional information, see the Notes to Consolidated Financial Statements—Note 17A1. Commitments and Contingencies—Legal Proceedings—Patent Litigation in our 2014 Financial Report.

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

Biotechnology Products

Our biotechnology products, including BeneFIX, ReFacto, Xyntha and Enbrel (we market Enbrel outside the U.S. and Canada), may face competition in the future from biosimilars (also referred to as follow-on biologics). In the U.S., such biosimilars would reference biotechnology products approved under the U.S. Public Health Service Act. Additionally, the FDA has approved a follow-on recombinant human growth hormone that referenced our biotechnology product, Genotropin, which was approved under the U.S. Federal Food, Drug and Cosmetic Act.

Abbreviated legal pathways for the approval of biosimilars exist in certain international markets and, since the passage of the Patient Protection and Affordable Care Act, as amended by the Heath Care and Education Reconciliation Act (commonly referred to as the Affordable Care Act, or ACA), a framework for such approval exists in the U.S. The regulatory implementation of these ACA provisions is ongoing and expected to take several years. However, the FDA has begun to clarify its expectations for approval via the biosimilar pathway with the issuance of a number of draft guidance documents. In 2014, the FDA issued draft guidance on clinical pharmacology for biosimilars and reference product exclusivity for biologic products. Over the next several years, the FDA is expected to finalize these guidance documents and issue additional draft and final guidance documents. The FDA has also begun to accept biosimilar applications for review. See Government Regulation and Price Constraints—Biosimilars below for additional information on the ACA’s approval framework for biosimilars.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In 2013, the European Medicines Agency (EMA) approved the first biosimilar of a monoclonal antibody. In Japan, the regulatory authority has granted marketing authorizations for certain biosimilars, including the monoclonal antibody infliximab, pursuant to a guideline for biosimilar approvals issued in 2009.

If competitors are able to obtain marketing approval for biosimilars that reference our biotechnology products, our products may become subject to competition from these biosimilars, with attendant competitive pressure, and price reductions could follow. Expiration or successful challenge of applicable patent rights could trigger this competition, assuming any relevant exclusivity period has expired. However, biosimilar manufacturing is complex and biosimilars are not generic versions of the reference products. Therefore, at least initially upon approval of a biosimilar competitor, biosimilar competition with respect to biologics may not be as significant as generic competition with respect to small molecule drugs.

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

Our competitors include other worldwide research-based biopharmaceutical companies, smaller research companies with more limited therapeutic focus, generic and biosimilar drug manufacturers and consumer healthcare manufacturers. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our major products.

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

Our vaccines business may face competition from the introduction of next generation vaccines. For example, Prevnar 13 may face competition in the form of alternative 13-valent or additional valent next-generation pneumococcal conjugate vaccines prior to the expiration of its patents.
Managed Care Organizations

The evolution of managed care in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 281 million people in the U.S. now have some form of health insurance coverage. Due to the expansion of health insurance coverage (see Government Regulation and Price Constraints—In the United States below), both the marketing of prescription drugs to consumers and the entities that manage this expanded coverage in the U.S. continue to grow in importance.

The influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances both their ability to negotiate, as well as their importance to Pfizer.

The growth of MCOs has increased pressure on drug prices as well as revenues. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. MCOs typically negotiate prices with pharmaceutical providers by using formularies (which are lists of approved medicines available to members of the MCOs), clinical protocols (requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine), volume purchasing, long-term contracts and their ability to influence volume and market share of prescription drugs. In addition, by placing branded medicines on higher-tier status in their formularies (leading to higher patient co-pays) or non-preferred tier status, MCOs transfer a portion of the cost of the medicine to the patient, resulting in significant out-of-pocket expenses for the patient, especially for chronic treatments. This financial disincentive is a tool for MCOs to manage drug costs and channel patients to medicines preferred by the MCOs.

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

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute, for brand-name drugs, generic drugs that have been rated under government procedures to be chemically and therapeutically equivalent to brand-name drugs. In a small subset of states, prescribing physicians are able to expressly prevent such substitution. In the U.S., Pfizer’s Greenstone subsidiary and Pfizer Injectables sell generic versions of Pfizer’s, as well as certain competitors’, solid oral dose and sterile injectable pharmaceutical products, respectively, upon loss of exclusivity, as appropriate.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays of raw materials were encountered in 2014, and none are expected in 2015. We have successfully secured the materials necessary to meet our requirements where there have been short-term imbalances between supply and demand, but generally at higher prices than those historically paid.

Government Regulation and Price Constraints

In the United States

General. Pharmaceutical companies are subject to extensive laws and regulations by national, state and local agencies in the countries in which they do business. Of particular importance in the U.S. is the FDA, which has jurisdiction over our biopharmaceutical products and administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of these products. The FDA also regulates our Consumer Healthcare products. Other federal agencies, including the U.S. Drug Enforcement Administration, also regulate some of our products.

Before any of our biopharmaceutical products may be marketed in the U.S., the FDA needs to approve a New Drug Application or Biologics License Application for that product. The steps required before the FDA will approve an application include multiple stages of clinical trials conducted by the study sponsor, sponsor submission of the application to the FDA for review, the FDA’s review of the data to assess the drug’s safety and effectiveness, and the FDA’s inspection of the facilities where the product will be manufactured.

The marketing practices of all U.S. pharmaceutical companies are subject to federal and state healthcare laws that are intended to protect the integrity of government healthcare programs. The Office of Inspector General (OIG) of the Department of Health and Human Services (HHS) oversees compliance with applicable federal healthcare laws, including the federal anti-kickback statute, which criminalizes the offering of something of value to induce the recommendation, order or purchase of products reimbursed under a federal healthcare program, and false claim laws. The Federal Trade Commission also has the authority to regulate the advertising of consumer healthcare products, including OTC drugs and dietary supplements. Many of our activities are also subject to the jurisdiction of the SEC. Additionally, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

Our business has been and will continue to be subject to these and various other U.S. laws and regulations. Failure to comply with these laws and regulations could subject us to administrative and legal proceedings and actions by these various governmental bodies. See the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2014 Financial Report. Such actions may involve product seizures and other civil and criminal sanctions.
Healthcare Reform. In March 2010, the ACA was enacted in the U.S. The principal provisions affecting the biopharmaceutical industry provide for the following:

•	a minimum rebate of 23.1% on branded prescription drugs sold to Medicaid beneficiaries;

•	extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations;

•	discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “coverage gap”; and

•
a fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our calendar-year share relative to other companies of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the pharmaceutical industry increasing annually through 2018).

The ACA included a coverage expansion that took effect in 2014. Health Insurance Exchanges were created by the ACA to provide an opportunity for individuals without access to employer or other government sponsored coverage to purchase insurance from private health plans offering coverage compliant with ACA mandated provisions. States could choose to operate the Health Insurance Exchange with a federal grant, or defer operations to the federal government. Newly eligible patients enrolled either in Medicaid or in a Health Insurance Exchange plan. The Congressional Budget Office estimated that approximately 7 million Americans gained Medicaid coverage, and HHS reported that 6.7 million Americans were ultimately enrolled in Health Insurance Exchange plans in 2014.

The ACA specifies certain benefits and services that must be covered for health insurers to qualify to participate in the Health Insurance Exchanges, including prescription drugs. In general, health plans in the Health Insurance Exchange offer benefits that are more restrictive than the typical large employer, but more comprehensive than most catastrophic health insurance plans and some other limited policies available in the individual insurance marketplace. This means that there are high deductibles and co-pays, increased use of co-insurance, fewer medicines on formularies and restricted networks of physicians and hospitals. Because of these factors, Health Insurance Exchange enrollment has had only a negligible impact on Pfizer’s 2014 revenues.

The coverage expansion included funding for increased Medicaid enrollment. Twenty-seven states and the District of Columbia opted to expand Medicaid eligibility in 2014. Because of the substantial mandatory rebates paid by pharmaceutical companies to the Medicaid program, and the formulary restrictions that limit access to brand name drugs in many states, the Medicaid expansion has also had only a negligible impact on Pfizer’s 2014 revenues.

Changes in Disclosure of Relationships with U.S. Physicians and Teaching Hospitals. The ACA requires that biopharmaceutical and medical device manufacturers record transfers of value made to licensed U.S. physicians and teaching hospitals and to initially disclose such data to HHS by March 2014. Information provided by companies was aggregated and posted on the Open Payments website in September 2014, which is managed by the Centers for Medicare and Medicaid Services, the agency responsible for implementing disclosure provisions of the ACA. In addition to civil penalties for failure to report transfers of value to physicians or teaching hospitals, there will be criminal penalties if a manufacturer intentionally makes false statements or excludes information in such reports. Increased access to such data by fraud and abuse investigators, industry critics and media will likely draw attention to our collaborations with reported entities and will importantly provide opportunities to underscore the critical nature of our collaborations for developing new medicines and exchanging scientific information. This national payment transparency effort, coupled with industry commitment to uphold voluntary codes of conduct (such as the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals and PhRMA Guiding Principles Direct to Consumer Advertisements About Prescription Medicines) and rigorous internal training and compliance efforts, will complement existing laws and regulations to help ensure ethical collaboration and truthful product communications.

Biosimilars. The ACA also created a framework for the approval of biosimilars (also known as follow-on biologics) following the expiration of 12 years of exclusivity for the innovator biologic, with a potential six-month pediatric extension. Under the ACA, biosimilar applications may not be submitted until four years after the approval of the reference, innovator biologic. The FDA is responsible for implementation of the legislation, which will require the FDA to address such key topics as:

•	the type and extent of data needed to establish biosimilarity;

•	the data required to achieve interchangeability compared to biosimilarity;

•	the naming convention for biosimilars;

•	the tracking and tracing of adverse events; and

•	the acceptability of data using a non-U.S.-licensed comparator to demonstrate biosimilarity and/or interchangeability with a U.S.-licensed reference product.

In February 2012, the FDA released three draft guidance documents, in which it clarified that biosimilar applicants may use a non-U.S.-licensed comparator in certain studies to demonstrate biosimilarity to a U.S.-licensed reference product. In 2014, the FDA issued draft guidance on clinical pharmacology for biosimilars and reference product exclusivity for biologic products. Over the next several years, the FDA is expected to finalize these guidance documents and issue additional draft and final documents impacting biosimilars. Further clarity may also be provided as the FDA begins to review biosimilar applications, the first four of which were filed by other companies pursuant to the ACA pathway in 2014.

Medicaid and Related Matters. The majority of states use preferred drug lists to restrict access to certain medicines in Medicaid. Restrictions exist for some Pfizer products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Given certain states’ current and potential ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans that typically contain cost by restricting access to certain treatments.

Pfizer must give discounts or rebates on purchases or reimbursements of pharmaceutical products by state Medicaid agencies and certain other federal and state agencies and programs. See the discussion regarding rebates in the Analysis of the Consolidated Statements of Income—Revenues—Overview section in our 2014 Financial Report and in the Notes to Consolidated Financial Statements—Note 1G. Basis of Presentation and Significant Accounting Policies: Revenues and Accounts Receivable in our 2014 Financial Report, which are incorporated by reference.

Sustainable Growth Rate Replacement. The Medicare physician payment formula known as the Sustainable Growth Rate (SGR) is routinely overridden by Congressional action because it would lead to dramatic decreases in physician payment. The current legislative relief expires in March 2015. Congress issued a bi-partisan proposal to repeal the SGR and replace it with a new payment model. This form of SGR replacement is estimated by the Congressional Budget Office to cost the federal government approximately $144 billion over 10 years. The source of those funds has yet to be determined, but could include additional taxes on and/or rebate requirements applicable to the pharmaceutical industry, including Pfizer.

Outside the United States

We encounter similar regulatory and legislative issues in most other countries.

Pricing and Reimbursement. In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global economic pressures. In particular, the EU does not have jurisdiction over patient reimbursement or pricing matters in its Member States, so we continue to work with individual countries on such matters across the region. This international patchwork of price regulation and differing economic conditions and assessments of value across countries has led to different prices in different countries and some third-party trade in our products between countries.

The practice of many countries linking their regulated medicine prices to those of other countries, i.e., international reference pricing (IRP), adds to the regional impact of price cuts in individual countries and hinders patient access and innovation. Price variations have also resulted from exchange rate fluctuations that are exacerbated by IRP systems. The downward pricing pressure resulting from this dynamic can be expected to continue as a result of reforms to IRP policies, emergency measures targeting pharmaceuticals in some European countries and ongoing exchange rate fluctuations.
New Drug Approvals and Pharmacovigilance. In the EU, the approval of new drugs may be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/EMA Centralized Procedure. These procedures apply in the EU Member States, plus the European Economic Area countries, Norway and Iceland. The use of these procedures generally provides a more rapid and consistent approval process across the Member States than was the case when the approval processes were operating independently within each country.

Health authorities in many middle and lower income countries require marketing approval by a recognized regulatory authority (e.g., similar to the authority of the FDA or the EMA) before they begin to conduct their application review process and/or issue their final approval. Many authorities also require local clinical data in the country’s population in order to receive final marketing approval. These requirements delay marketing authorization in those countries relative to the U.S. and Europe.

China’s regulatory system is unique in many ways, and its drug development and registration requirements are not always consistent with U.S. or other international standards. As a result, it is not uncommon to see treatments entering the market in China two to five years after first marketing in the U.S. and Europe.

In 2012, new pharmacovigilance legislation came into force in the EU. Key changes include the establishment of a new Pharmacovigilance Risk Assessment Committee within the EMA, with responsibility for reviewing and making recommendations on product safety issues for the EU authorities. It also introduces the possibility for regulators to require pharmaceutical companies to conduct post-authorization efficacy studies at the time of approval, or at any time afterwards in light of scientific developments. There are also additional requirements regarding adverse drug reaction reporting and additional monitoring of products. Outside developed markets such as the EU and Japan, pharmacovigilance requirements vary and are typically less extensive.

Clinical Trials Regulation. The new EU Regulation on Clinical Trials was published in May 2014, and is expected to come into force, at the earliest, in May 2016. This new regulation is aimed at simplifying and harmonizing the governance of clinical trials in the EU, particularly the processes for submission and approval of clinical trial applications, which have been criticized as harming Europe’s competitiveness in clinical R&D of new medicines. In line with the pro-transparency policy of the EU institutions, the new regulation will also require increased public posting of clinical trial results.

Clinical Trial Data Sharing. In October 2014, the EMA adopted its policy on the publication of clinical data for medicinal products for human use, which became effective on January 1, 2015. Under this policy, the EMA will, for the first time, proactively publish clinical data from application dossiers for new marketing authorizations, subject to limited exceptions for commercially confidential information and the exclusion of any protected personal data. This clinical data can be accessed via the EMA’s website, subject to the acceptance of terms of use, which also includes disclosure that the data will be used only for non-commercial research purposes.

Healthcare Professional Transparency and Disclosures. In 2013, the European Federation of Pharmaceutical Industries and Associations (EFPIA) released its disclosure code of transfers of value to healthcare professionals and organizations. The code requires all members of EFPIA, including Pfizer, to disclose transfers of value to healthcare professionals and healthcare organizations beginning in 2016, covering the relevant transfers in 2015. Each member company will be required to document and disclose: (i) the names of healthcare professionals and associations that have received payments or other transfers of value and (ii) the amounts or value transferred, and the type of relationship.

Intellectual Property

The World Trade Organization Agreement on Trade Related Aspects of Intellectual Property (WTO-TRIPS) required participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by 2005, with an extension until 2021 for least-developed countries. While we still face enforcement and other intellectual property challenges around the world, a number of countries have made improvements. We have experienced significant growth in our businesses in some of those countries. We include stronger patent protection among the factors we consider for continued business expansion in other participant countries.

While the global intellectual property environment has improved following WTO-TRIPS and bilateral/multilateral trade agreements, our future business growth depends on further progress in intellectual property protection. In emerging market countries in particular, governments have used intellectual property policies as a tool for reducing the price of imported medicines, as well as to protect their national pharmaceutical industries. There is considerable political pressure to weaken existing intellectual property protection and resist implementation of any further protection, which has led to policies such as more restrictive standards and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions (e.g., new medical treatment methods), revocation of patents, issuance of compulsory licenses, weak intellectual property enforcement and failure to implement effective regulatory data protection. Our industry advocacy efforts focus on seeking a more balanced business environment for foreign manufacturers, as well as on underscoring the importance of strong intellectual property systems for local innovative industries.

Canada’s intellectual property regime for drugs provides some level of patent protection and data exclusivity (eight years), but it lacks the predictability and stability that comparable countries provide. Through intense negotiations as part of the Canada/EU Comprehensive Economic & Trade Agreement, Canadian authorities committed to introduce a right of appeal, a form of patent term restoration and to elevate the current data protection to a treaty obligation, further aligning its intellectual property regime to the EU. Canada also joined the ongoing negotiations of the Trans-Pacific Trade Partnership (TPP), and the TPP negotiations could further pressure Canada to enhance its intellectual property regime. The patent utility doctrine developed by the Canadian courts remains an important concern which is currently not being addressed by the Canadian government.

In China, the intellectual property environment has improved, although effective enforcement and adequate legal remedies remain areas of concern. The government has taken steps to protect intellectual property rights in conformity with World Trade Organization provisions, and several companies, including Pfizer, have established R&D centers in China due to increased confidence in China’s intellectual property environment. Despite this, China remained on the U.S. Department of Commerce Priority Watch List for 2013. Further, the standards for patentability in China remain more restrictive than in other major markets, including the U.S., Europe and Japan. Also, while a framework exists for protecting patents for 20 years, enforcement mechanisms are often lacking or inconsistent. For example, the absence of effective patent linkage mechanisms and preliminary injunctions, impractical evidentiary burdens, and heightened sufficiency standards have been used to invalidate patents at the enforcement stage.

In Brazil and other Latin American countries, the role of health regulatory authorities in reviewing patents (e.g., National Health Surveillance Agency (ANVISA) in Brazil), restrictive patentability rules and backlogs at patent agencies may limit our ability to protect our products through patents. The lack of regulatory data protection and difficulties in protecting certain types of inventions, such as new medical uses of drug products, may limit the commercial lifespan of some pharmaceutical products.

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

Environmental Matters

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. See the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2014 Financial Report. As a result, we incurred capital and operational expenditures in 2014 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$19 million; and

•	other environment-related expenses—$160 million.

While capital expenditures or operating costs for environmental compliance, including compliance with laws related to climate change, cannot be predicted with certainty, we have no reason to believe they will have a material effect on our capital expenditures or competitive position.

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

Tax Matters

The discussion of tax-related matters in the Notes to Consolidated Financial Statements—Note 5. Tax Matters in our 2014 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2014, we employed approximately 78,300 people in our operations throughout the world.

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

As a global biopharmaceutical company, we conduct business in multiple jurisdictions throughout the world. During 2014, our activities included supplying life-saving medicines, medical products and consumer products (Pfizer products) for patient and consumer use in Iran. We ship Pfizer products to Iran, and conduct related activities, in accordance with licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control and other U.S. and non-U.S. governmental entities, and in line with our corporate policies. We will continue our global activities to improve the health and well-being of patients and consumers in a manner consistent with applicable laws and our corporate policies. To our knowledge, none of our activities during 2014 are required to be disclosed pursuant to ITRSHRA.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2014 Form 10-K and in our 2014 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning, or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our recently-announced proposed acquisition of Hospira, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Financial Guidance for 2015 section in our 2014 Financial Report; the anticipated costs and cost savings set forth in the Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section in our 2014 Financial Report and Notes to Consolidated Financial Statements—Notes 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost—Reduction/Productivity Initiatives; the planned capital spending set forth in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations section in our 2014 Financial Report; and the contributions that we expect to make from our general assets to the Company’s pension and postretirement plans during 2015 set forth in the Notes to Consolidated Financial Statements—Note 11. Pension and Postretirement Benefit Plans and Defined Contribution Plans in our 2014 Financial Report and in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations section in our 2014 Financial Report.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including, among others, changes in patent laws, the importation of drugs from outside the U.S. at prices that are regulated by governments of foreign countries, restrictions on U.S. direct-to-consumer advertising, limitations on interactions with healthcare professionals, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines. In addition, pricing pressures may occur as a result of highly competitive insurance markets.

We encounter similar regulatory and legislative issues in most other countries. In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, and we have seen government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets, particularly under recent global economic pressures. As a result, it is expected that pressures on the pricing component of operating results will continue. The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions, failure to obtain timely or adequate government-approved pricing or formulary placement where required for our products or obtaining such pricing or placement at unfavorable pricing could also adversely impact revenue. In our vaccines business, we participate in a tender process in many countries for participation in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business.

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

U.S. Healthcare Reform/Healthcare Legislation

The ACA was enacted by Congress in March 2010 and its provisions become effective on various dates, with the Medicaid and Health Insurance Exchange coverage expansion effective in 2014. We expect that the rebates, discounts, taxes and other costs resulting from the ACA over time will have a significant effect on our expenses and profitability in the future. See the discussion under the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Regulatory Environment/Pricing and Access—U.S. Healthcare Legislation section in our 2014 Financial Report and in Item 1. Business under the caption Government Regulation and Price Constraints—In the United States. Furthermore, the Independent Payment Advisory Board (IPAB), which was created by the ACA to reduce the per capita rate of growth in Medicare spending, could potentially limit access to certain treatments or mandate price controls for our products, though the IPAB has not yet been named and the Congressional Budget Office does not expect that the threshold for IPAB recommendations will be exceeded in the near future. Moreover, expanded government investigative authority may increase the costs of compliance with new regulations and programs. We also face the uncertainties that might result from any modification, repeal or invalidation of any of the provisions of the ACA. One major provision of the ACA is currently under review by the Supreme Court of the United States (SCOTUS), which has agreed to hear a case known as King v. Burwell during the 2015 session. The case challenges the extension of premium subsidies to health insurance policies purchased through federally-facilitated Health Insurance Exchanges, arguing that subsidies must be limited to state-operated Health Insurance Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individuals in states that do not operate a Health Insurance Exchange to purchase coverage and otherwise significantly affect implementation of the ACA, in a manner that results in less than projected numbers of newly insured individuals. We expect that a decision by SCOTUS in this case would have a negligible impact on our revenues, given that the state-operated Health

Insurance Exchanges and the federally-facilitated Health Insurance Exchanges are projected to account for minimal new Pfizer revenue, even with fully available subsidies for the reasons discussed in Item 1. Business under the caption Government Regulation and Price Constraints—In the United States.

U.S. Deficit-Reduction Actions

Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations.

Generic Competition

Competition from manufacturers of generic drugs is a major challenge for us around the world, and the loss or expiration of intellectual property rights can have a significant adverse effect on our revenues. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our patented products, we can lose the major portion of revenues for that product in a very short period of time, which can adversely affect our business. A number of our current products are expected to face significantly increased generic competition over the next few years.

Also, the patents covering several of our medicines, including Viagra, Celebrex, Sutent, EpiPen, Toviaz and Tygacil extended-release capsules in the U.S. are being challenged by generic manufacturers. Our licensing and collaboration partners also face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products. In addition, our patent-protected products may face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

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

Dependence on Key In-Line Products

We recorded direct product revenues of more than $1 billion for each of 10 biopharmaceutical products in 2014: Lyrica, the Prevnar family of products, Enbrel, Celebrex, Lipitor, Viagra, Zyvox, Sutent, Norvasc and the Premarin family of products. Those products accounted for 54% of our total biopharmaceutical revenues in 2014. If these products or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. Patents covering several of our best-selling medicines have recently expired or will expire in the next few years (including some of our billion-dollar and previously billion-dollar products), and patents covering a number of our best-selling medicines are the subject of pending legal challenges. For example, on December 10, 2014, generic versions of Celebrex became available pursuant to settlement agreements licensing the reissue patent to several generic manufacturers. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products.

Further, our Alliance revenues have been and will continue to be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time. For example, our collaboration with Boehringer Ingelheim for Spiriva has expired in major markets (U.S., the EU, Canada and Australia), and is expiring in other markets through 2016; the co-promotion term of our U.S. and Canada collaboration agreement with Amgen Inc. (Amgen) for Enbrel expired in October 2013 (our exclusive rights to Enbrel outside the U.S. and Canada are not affected by the expiration of the co-promotion term of the collaboration agreement with Amgen); and our collaboration agreement with EMD Serono Inc. to co-promote Rebif in the U.S. will expire at the end of 2015. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights and Analysis of the Consolidated

Statements of Income—Biopharmaceutical—Selected Product Descriptions sections in our 2014 Financial Report for additional information on the expirations of these agreements.

Research and Development Investment

The discovery and development of safe, effective new products, and the development of additional uses for existing products, are necessary for the continued strength of our businesses. Our product lines must be replenished over time in order to offset revenue losses when products lose their exclusivity, as well as to provide for earnings growth. Our growth potential depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers, either through internal R&D or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. However, balancing current growth, investment for the future and the delivery of shareholder return remains a major challenge. Our ongoing investments in new product introductions and in R&D for new products and existing product extensions could exceed corresponding sales growth. This could produce higher costs without a corresponding increase in revenues.

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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. There can be no assurance that these strategies will deliver the desired result, which could affect profitability in the future.

Development, Regulatory Approval and Marketing of Products

The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain and involves a high degree of risk and cost. Drug discovery and development is time-consuming, expensive and unpredictable. The process from early discovery or design to development to regulatory approval can take many years. Drug candidates can and do fail at any stage of the process, including as the result of unfavorable clinical trial results. There can be no assurance regarding our ability to meet anticipated clinical trial commencement and completion dates, regulatory submission dates, and launch dates for product candidates, or as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products, which will depend on the assessment by regulatory authorities of the benefit-risk profile reflected by the totality of the efficacy and safety information submitted. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of our products, and there is no assurance that any of our late stage pipeline products will receive regulatory approval and/or be commercially successful or that recently approved products will be approved in other markets and/or be commercially successful. There is also a risk that we may not adequately address existing regulatory agency findings concerning the adequacy of our regulatory compliance processes and systems or implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur. In addition, there are risks associated with interim data, including the risk that final results of studies for which interim data have been provided and/or additional clinical trials may be different from (including less favorable than) the interim data results and may not support further clinical development of the applicable product candidate or indication.

There are many considerations that can affect the marketing of our products around the world. Regulatory delays, the inability to successfully complete or adequately design and implement clinical trials within the anticipated quality, time and cost guidelines or in compliance with applicable regulatory expectations, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that can adversely affect the realization of R&D and product-related, forward-looking statements. Further, claims and concerns about safety and efficacy can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Increasing regulatory scrutiny of drug safety and efficacy, with regulatory authorities increasingly focused on product safety and the risk/benefit profile of products as they relate to already-approved products, has resulted in a more challenging, expensive and lengthy regulatory approval process due to requests for, among other things, additional clinical trials prior to granting approval or increased post-approval requirements, such as risk evaluation and mitigation strategies.

In addition, failure to put in place adequate controls and/or resources for effective collection, reporting and management of adverse events from clinical trials and post-marketing surveillance, in compliance with current and evolving regulatory requirements could result in risks to patient safety, regulatory actions and risks to product sales.

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase 4 trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. Regulatory agencies in countries outside the U.S. often have similar authority and may impose comparable requirements. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall.

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

Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in a policy of routine compulsory licensing of pharmaceutical intellectual property as a result of local political pressure or in the case of national emergencies. In countries that provide some form of regulatory exclusivity, mechanisms exist permitting some form of challenge to our patents by competitors or generic drug marketers prior to or immediately following the expiration of such regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge our patent rights. Further, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.

Likewise, in the U.S. and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, other advisors and other third parties to execute proprietary information and confidentiality agreements upon the commencement of their employment, engagement or other relationship. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization, and legal remedies in some countries may not adequately compensate us for the damages caused by such unauthorized use. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.

A properly functioning intellectual property regime is essential to our business model.  We are committed to respecting the valid intellectual property rights of other companies but the patent granting process is imperfect.  Accordingly, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by other companies that we believe were improperly granted. Such challenges may include negotiation and litigation, which may not be successful.

Biotechnology Products

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

Research Studies

Decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities once the drug receives regulatory approval. For example, more detailed studies can lead to approval for a broader set of indications that may impact the marketing and payer reimbursement process, but each additional indication must be balanced against the time and resources required to demonstrate benefit and the potential delays to approval of the primary indication. We try to plan clinical trials prudently and to reasonably foresee and address challenges, but there is no guarantee that an optimal balance between trial conduct, speed and desired outcome will be achieved each time. The degree to which these challenges are foreseen and addressed could affect our future results.

Foreign Exchange and Interest Rate Risk

Significant portions of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. 62% of our total 2014 revenues were derived from international operations, including 27% from Europe and 21% from Japan and the rest of Asia. As we operate in multiple foreign currencies, including the euro, the Japanese yen, the Chinese renminbi, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the U.S. dollar were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations can impact our results and financial guidance. For example, in February 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 of Venezuelan currency to the U.S. dollar. See the Analysis of Financial Condition, Liquidity and Capital Resources—Global Economic Conditions––Venezuela Operations section in our 2014 Financial Report for more information.

In addition, our interest-bearing investments and borrowings, and our pension benefit obligations, net, and our postretirement benefit obligations, net, are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section in our 2014 Financial Report. For additional details, see the Notes to Consolidated Financial Statements—Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities and —Note 11. Pension and Postretirement Benefit Plans and Defined Contribution Plans in our 2014

Financial Report and the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions––Benefit Plans section in our 2014 Financial Report. Those sections of our 2014 Financial Report are incorporated by reference.

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

Many emerging markets have experienced growth rates in excess of developed markets, leading to an increased contribution to the industry’s global performance. As a result, we have been employing strategies to grow in emerging markets, including the full integration of emerging markets into each of our three operating segments—the Global Innovative Pharmaceutical segment; the Global Vaccines, Oncology and Consumer Healthcare segment; and the Global Established Pharmaceutical segment. However, there is no assurance that our strategies in emerging markets will be successful or that these countries will continue to sustain these growth rates. In addition, some emerging market countries may be particularly vulnerable to periods of financial instability or significant currency fluctuations or may have limited resources for healthcare spending, which, as discussed above, can adversely affect our results.

Specialty Pharmaceuticals

Specialty pharmaceuticals are medicines that treat rare or life-threatening conditions that typically have smaller patient populations. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, has generated payer interest in developing cost-containment strategies targeted to this sector. While the impact of payers’ efforts to control access to and pricing of specialty pharmaceuticals has had limited impact on Pfizer to date, a number of factors may lead to a more significant adverse business impact in the future given our growing specialty business portfolio. These include the increasing use of health technology assessment in markets around the world, U.S. PBMs seeking to negotiate greater discounts, deteriorating finances of certain governments and the uptake of biosimilars as they become available.

Consumer Healthcare

The Consumer Healthcare business may be impacted by economic volatility, the timing and severity of the cough, cold and flu season, generic or store brand competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal, reformulation and/or relabeling of certain products (e.g., cough/cold products). See The Global Economic Environment below.

The Global Economic Environment

In addition to industry-specific factors, we, like other businesses, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally. We believe that patients, who are experiencing increases in co-pays and restrictions on access to medicines as payers seek to control costs, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments. We are exposed to negative pricing pressure in various markets around the world. The U.S. has highly competitive insurance markets. Europe, Japan, China, Canada, South Korea and a number of other international markets have government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs for the government-sponsored healthcare system, particularly under recent global economic pressures. Furthermore, some government agencies and third-party payers use health technology assessments in ways that, at times, lead to restricted access to and lower prices for new medicines.

The global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we continue to monitor our liquidity position. However, there can be no assurance that possible future changes in global financial markets and global economic conditions will not affect our liquidity or capital resources or impact our ability to obtain financing in the future.

Other potential impacts of variations in the economic cycle include declining sales; increased costs; changes in foreign exchange rates; a decline in the value of, or a lower rate of return on, our financial assets and pension plan investments, which may require us to increase our pension funding obligations; adverse government actions; delays or failures in the performance of customers, suppliers, and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate.

Outsourcing

We outsource certain services to third parties in areas including transaction processing, accounting, information technology, manufacturing, clinical trial execution, non-clinical research, safety services and other areas. In 2014, we continued to place the majority of our clinical trial execution services with two strategic clinical research organizations (CROs) and we also utilized another CRO to execute early phase development studies. Service performance issues with these CROs may adversely impact the progression of our clinical trial programs. Outsourcing of services to third parties could also expose us to sub-optimal quality of service delivery, which may result in missed deadlines, supply disruptions, non-compliance or reputational harm, all with potential negative implications for our results.

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

Collaborations and Other Relationships with Third Parties

We depend on third-party collaborators, service providers, and others in the development and commercialization of our products and product candidates and also enter into joint ventures and other business development transactions in connection with our business. To achieve expected longer term benefits, substantial upfront payments in such transactions may negatively impact our reported earnings. We rely heavily on these parties for multiple aspects of our drug development and commercialization activities, but we do not control many aspects of those activities. Third parties may not complete activities on schedule or in accordance with our expectations. Failure by one or more of these third parties to meet their contractual, regulatory or other obligations to Pfizer, or any disruption in the relationships between Pfizer and these third parties, could delay or prevent the development, approval or commercialization of our products and product candidates and could also result in non-compliance or reputational harm, all with potential negative implications for our product pipeline and business.

Interactions with Healthcare Professionals and Government Officials

Risks and uncertainties apply where we provide something of value to a healthcare professional and/or government official, which, if found to be improper, could potentially result in government enforcement actions and penalties. These risks may increase as non-U.S. jurisdictions adopt or increase enforcement efforts of new anti-bribery laws and regulations.

Difficulties of Our Wholesale Distributors

In 2014, our largest wholesale distributor accounted for approximately 13% of our total revenue (and 34% of our total U.S. revenue), and our top three wholesale distributors accounted for approximately 32% of our total revenue (and 84% of our total U.S. revenue). If one of our significant wholesale distributors should encounter financial or other difficulties, such distributor might decrease the amount of business that it does with us, and we might be unable to collect all the amounts that the distributor owes us on a timely basis or at all, which could negatively impact our results of operations.

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

Regulatory agencies periodically inspect our drug manufacturing facilities to ensure compliance with applicable current Good Manufacturing Practices requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

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

We undertake significant efforts to counteract the threats associated with counterfeit medicines, including, among other things, working with the FDA and other regulatory authorities and multinational coalitions to combat the counterfeiting of medicines and supporting efforts by law enforcement authorities to prosecute counterfeiters; assessing new and existing technologies to seek to make it more difficult for counterfeiters to copy our products and easier for patients and healthcare providers to distinguish authentic from counterfeit medicines; implementing business practices designed to protect patient health; promoting public policies intended to hinder counterfeiting; working diligently to raise public awareness about the dangers of counterfeit medicines; and working collaboratively with wholesalers, pharmacies, customs offices, and law enforcement agencies to increase inspection coverage, monitor distribution channels, and improve surveillance of distributors and repackagers. No assurance can be given, however, that our efforts and the efforts of others will be entirely successful, and the presence of counterfeit medicines may continue to increase.

Cost and Expense Control/Unusual Events/Failure to Realize the Anticipated Benefits of Strategic Initiatives and Acquisitions/Intangible Assets and Goodwill

Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of (i) our cost-reduction and productivity initiatives, including those related to our R&D organization; (ii) our internal separation of our commercial operations into our new operating structure; (iii) any other corporate strategic initiatives; (iv) any acquisitions, divestitures or other initiatives; and (v) our proposed acquisition of Hospira.

In addition, our consolidated balance sheet contains significant amounts of intangible assets, including goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets will ultimately yield successful products. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity). Any such charges may be significant. Our other intangible assets, including developed technology rights and brands, face similar risks for impairment and charges related to such assets may be significant as well.

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

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the FCPA and other federal and state statutes, including those discussed elsewhere in this 2014 Form 10-K, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers and private payers. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. For example, these claims, actions and inquiries may relate to alleged failures to accurately interpret or identify or prevent non-compliance with the laws and regulations associated with the dissemination of product information (approved and unapproved), potentially resulting in government enforcement and damage to our reputation. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.

In connection with the resolution of certain U.S. government investigations concerning various products in September 2009, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General (OIG). While the compliance obligations expired on December 31, 2014, certain reporting requirements with respect to those compliance obligations continue into 2015 and a material failure to comply with the CIA through the end of its term could result in severe sanctions against us pursuant to the CIA penalty provisions. These penalty provisions will expire once the OIG officially notifies Pfizer that its final report to the OIG is complete and that the OIG has no further questions. The Deferred Prosecution Agreement, which one of our subsidiaries entered into with the U.S. Department of Justice in August 2012 and in connection with the resolution of Foreign Corrupt Practices Act matters, also expired in 2014.

Claims against our patents include challenges to the coverage and/or validity of our patents on various products or processes. Although we believe we have substantial defenses to these challenges with respect to all our material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.

Business Development Activities

We expect to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives section in our 2014 Financial Report, which is incorporated by reference. However, these enhancement plans are subject to the availability and cost of appropriate opportunities, competition from other pharmaceutical companies that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy the conditions to closing of announced transactions (including the Hospira acquisition) in the anticipated timeframe or at all, and integrate acquisitions. Further, while we seek to mitigate risks and liabilities of such transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess.

Information Technology and Security

Significant disruptions of information technology systems or breaches of information security could adversely affect our businesses. We rely to a large extent upon sophisticated information technology systems to operate our businesses. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. As a global pharmaceutical company, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Hospira Acquisition

We may fail to realize all of the anticipated benefits of the proposed acquisition.

The success of our proposed acquisition of Hospira will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses. The anticipated benefits and cost savings of the proposed acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration process may, for each company, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. If the proposed acquisition is not completed, our ongoing business and financial results may be adversely affected.

The required shareholder and regulatory approvals may not be obtained or the regulatory approvals may contain materially burdensome conditions that could have an adverse effect on us.

Completion of the proposed acquisition is conditioned upon the approval of Hospira’s shareholders and the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of all regulatory clearances under the antitrust laws of several other jurisdictions, including the EU. Although Pfizer and Hospira have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite shareholder and governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to closing will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the proposed acquisition or require changes to the terms of the proposed acquisition. Under the terms of the merger agreement, we are required, if necessary to receive antitrust approval, to make divestitures of assets so long as such divestitures would not result in the sale of assets of either us or Hospira that generated revenue in excess of $450 million during the twelve months ended September 30, 2014. Failure to complete the proposed acquisition could negatively impact our stock price and our future business and financial results.

The market value of our common stock may be adversely affected as a result of financial statement charges and cash costs associated with the proposed transaction.

We could encounter transaction- and integration-related costs or other factors, such as the failure to realize benefits anticipated from the proposed transaction, which could negatively impact the projected financial consequences of the proposed transaction.

We expect to account for the proposed merger using the acquisition method of accounting, which will result in charges to our earnings that could adversely affect our reported operating results. Under this method, we will allocate the total purchase price to the assets acquired and liabilities assumed from Hospira based on their fair values as of the date of the completion of the proposed merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, reevaluating fair value as of the completion date of the proposed merger will result in Pfizer incurring additional depreciation and/or amortization expense that exceed the combined amounts recorded by Pfizer and Hospira prior to the proposed merger. This increased expense will be recorded by us over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired, we may be required to incur charges relating to the impairment of those assets.

We expect to incur a number of non-recurring costs associated with the integration process. The substantial majority of such expenses will be comprised of transaction costs, facilities and systems consolidation costs and employment-related costs, although certain unanticipated costs may be incurred as well, such as potential costs related to litigation seeking to prevent the proposed acquisition. We expect that the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses will allow us to more than offset incremental transaction- and integration-related costs over time, but this net benefit may not be achieved in the near term, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In 2014, we continued to consolidate operations to achieve efficiencies and dispose of excess space. We have 513 owned and leased properties, amounting to approximately 49 million square feet. Our goal is to continue consolidation in 2015.

In 2014, we reduced the number of properties in our portfolio with the disposal of surplus real property assets and with reductions of operating space in all regions. In addition, in June 2013, in connection with the full disposition of our Animal Health business, we exited properties associated with our Animal Health business.

Pfizer continues to own and lease space around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, business lines and operations are co-located to achieve synergy and operational efficiencies.

Pfizer’s corporate headquarters are in New York City and Pfizer’s properties extend internationally to over 75 countries.

Our Worldwide R&D facilities support our R&D organizations around the world, with a heavy concentration in North America. In 2014, we continued to streamline our R&D locations, including the concentration of our Cambridge, Massachusetts operations into Kendall Square.

Our Pfizer Global Supply (PGS) Division is headquartered in various locations, with leadership teams primarily in New York, New York and in Peapack, New Jersey. PGS operates 55 plants around the world, which manufacture products for our commercial divisions. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Puerto Rico, Singapore and the U.S. Our PGS Division’s plant network strategy is expected to result in the exit of seven of these sites over the next several years. PGS also operates multiple distribution facilities around the world.

In general, we believe that our properties are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See the Notes to Consolidated Financial Statements—Note 9. Property, Plant and Equipment in our 2014 Financial Report, which provides amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion in the Notes to Consolidated Financial Statements—Note 15. Lease Commitments in our 2014 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2014 Financial Report, which is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held on the date of the 2015 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Ian C. Read	61
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

Albert Bourla	53
Group President, Vaccines, Oncology and Consumer Healthcare since January 2014. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Area President Europe, Africa, Asia and Pacific of Pfizer Animal Health from 2009 until November 2010. Area President Europe, Africa and Middle East of Pfizer Animal Health from 2005 until 2009.

Frank A. D’Amelio	57
Executive Vice President, Business Operations and Chief Financial Officer since December 2010. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Prior to joining Pfizer, he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Director of Zoetis Inc. and of Humana Inc. and Chair of the Humana Audit Committee. He is a Director of the Independent College Fund of New Jersey and the Gillen Brewer School.

Mikael Dolsten	56
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

Geno J. Germano	54
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

Charles H. Hill III	59
Executive Vice President, Worldwide Human Resources since December 2010. Senior Vice President, Human Resources for Worldwide Biopharmaceuticals Businesses from 2008 through December 2010. Vice President, Human Resources, Worldwide Pharmaceutical Operations from 2004 through 2008. Director of Zoetis Inc. from July 2012 until June 2013.

Rady A. Johnson	53	Executive Vice President, Chief Compliance and Risk Officer since December 2013. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Name	Age	Position

Douglas M. Lankler	49
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
Executive Vice President, Chief Medical Officer since December 2010. Senior Vice President, Chief Medical Officer from May 2009 until December 2010. Previously, she was Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals from June 2008 until May 2009. Dr. Lewis-Hall was Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008. Director of Tenet Healthcare Corporation.

Anthony J. Maddaluna	62
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

Laurie J. Olson	51
Executive Vice President, Strategy, Portfolio and Commercial Operations since July 2012. Senior Vice President - Strategy and Portfolio Management from 2011 until July 2012. Senior Vice President - Portfolio Management and Analytics from 2008 until 2010. Since joining Pfizer in 1987 as an Analyst in the Company’s marketing research organization, Ms. Olson has served in a variety of marketing leadership positions with increasing responsibility in both the Company’s U.S. and global commercial organizations.

Sally Susman	53
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

John D. Young	50
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

The principal market for our common stock is the New York Stock Exchange (NYSE). Our stock is also listed on the NYSE Euronext Brussels Exchange, the London Stock Exchange and the SIX Swiss Stock Exchange, and is traded on various U.S. regional stock exchanges. As of January 30, 2015, there were 186,315 holders of record of our common stock. Additional information required by this item is incorporated by reference from the Quarterly Consolidated Financial Data (Unaudited) and Peer Group Performance Graph sections in our 2014 Financial Report.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth fiscal quarter of 2014:
Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
September 29, 2014 through October 26, 2014	14,485,917	$29.00	14,450,208	$12,295,977,252
October 27, 2014 through November 30, 2014	16,124,490	$29.90	16,054,940	$11,815,986,461
December 1, 2014 through December 31, 2014	9,595,931	$31.45	9,535,600	$11,516,011,467
Total	40,206,338	$29.94	40,040,748

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan (the June 2013 Stock Purchase Plan), and share purchases commenced thereunder in October 2013. On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan.

(b)
In addition to amounts purchased under the June 2013 Stock Purchase Plan, these columns reflect the following transactions during the fourth quarter of 2014: (i) the surrender to Pfizer of 94,043 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 25,378 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; (iii) the surrender to Pfizer of 42,169 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; and (iv) the surrender to Pfizer of 4,000 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options.

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. This agreement was entered into pursuant to Pfizer’s previously announced share repurchase authorization. For additional information, see the Notes to Consolidated Financial Statements––Note 19. Subsequent Events in our 2014 Financial Report, which is incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the discussion under the heading Financial Summary in our 2014 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the discussion under the heading Financial Review in our 2014 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section in our 2014 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2014 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2014 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2014 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2014 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 1—Election of Directors in our 2015 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance in our 2015 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance of the Company—Governance Information—Pfizer Policies on Business Ethics and Conduct and —Code of Conduct for Directors in our 2015 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Governance of the Company—Governance Information—Criteria for Board Membership and Requirements for Submitting Proxy Proposals and Nominating Directors in our 2015 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance of the Company—Board and Committee Information—The Audit Committee in our 2015 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2014 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Non-Employee Directors; Executive Compensation; and Governance of the Company—Board and Committee Information—The Compensation Committee—Compensation Committee Interlocks and Insider Participation in our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Executive Compensation—Equity Compensation Plan Information and Securities Ownership in our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Related Person Transactions and Indemnification—Transactions with Related Persons in our 2015 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Governance of the Company—Governance Information—Director Independence in our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2014 and 2013 is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our 2015 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2014 Financial Report are incorporated by reference into Item 8 of Part II of this 2014 Annual Report on Form 10-K:

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, New York 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2014 Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.32 are management contracts or compensatory plans or arrangements.

2.1
Agreement and Plan of Merger, dated as of February 5, 2015, among Pfizer Inc., Perkins Holding Company and Hospira, Inc. is incorporated by reference from our Current Report on Form 8-K filed on February 6, 2015 (File No. 001-03619). (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Merger Agreement.)

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

4.6
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

4.8
Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K (File No. 001-01225).

4.9
Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005 (File No. 001-01225).

4.10
Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007 (File No. 001-01225).

4.11
Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009 (File No. 001-03619).

4.12	Except as set forth in Exhibits 4.1-11 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders (File No. 001-03619).

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.3	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 26, 2004 (File No. 001-03619).

10.4	Form of Executive Grant Letter is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.5	Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.6	Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.7
Amendment to Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K (File No. 001-03619).

*10.8	Amendment No. 2 to Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan, dated December 10, 2014.

10.9	Pfizer Inc. Global Performance Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-03619).

10.10	Executive Annual Incentive Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.11	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.12	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K (File No. 001-03619).

10.13	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 Annual Report on Form 10-K (File No. 001-03619).

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10.14	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K (File No. 001-03619).

10.15
Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with all material Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K (File No. 001-03619).

10.16
Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.17	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K (File No. 001-03619).

10.18	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders (File No. 001-03619).

10.19
Amended and Restated Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.20	Wyeth Directors’ Deferral Plan (as amended through December 15, 2007) is incorporated by reference from Wyeth’s 2007 Annual Report on Form 10-K (File No. 001-01225).

10.21	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K (File No. 001-03619).

10.22
The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2015 Proxy Statement is incorporated by reference from our 1997 Annual Report on Form 10-K (File No. 001-03619).

10.23	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007 (File No. 001-03619).

10.24	Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009 (File No. 001-03619).

10.25	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K (File No. 001-03619).

10.26
Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-03619).

10.27	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009 (File No. 001-03619).

10.28	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011 (File No. 001-03619).

10.29	Offer Letter to Geno J. Germano, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011 (File No. 001-03619).

10.30	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 Annual Report on Form 10-K (File No. 001-03608).

10.31	Warner-Lambert Company Incentive Compensation Plan, as amended to February 6, 2000, is incorporated by reference from Warner Lambert Company’s 1999 Annual Report on Form 10-K (File No. 001-03608).

10.32
Warner-Lambert Company Supplemental Pension Income Plan, as amended to February 6, 2000, is incorporated by reference from Warner Lambert Company’s 1999 Annual Report on Form 10-K (File No. 001-03608).

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2014 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 27, 2015	By:	/S/ MARGARET M. MADDEN
Margaret M. Madden Vice President and Corporate Secretary, Chief Counsel - Corporate Governance

We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute Douglas M. Lankler and Margaret M. Madden, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ IAN C. READ Ian C. Read	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 26, 2015

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 26, 2015

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 26, 2015

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 26, 2015

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 26, 2015

Signature	Title	Date

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 26, 2015

/S/ JAMES M. KILTS James M. Kilts	Director	February 26, 2015

/S/ GEORGE A. LORCH George A. Lorch	Director	February 26, 2015

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 26, 2015

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 26, 2015

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 26, 2015

/S/ JAMES C. SMITH James C. Smith	Director	February 26, 2015

/S/ MARC TESSIER-LAVIGNE Marc Tessier-Lavigne	Director	February 26, 2015