Form 10-Q
period 2015-03-29
PFIZER INC
filed 2015-05-07
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

At May 4, 2015, 6,157,669,933 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	March 29, 2015	March 30, 2014
Revenues	$10,864	$11,353
Costs and expenses:
Cost of sales(a)	1,838	2,045
Selling, informational and administrative expenses(a)	3,104	3,040
Research and development expenses(a)	1,885	1,623
Amortization of intangible assets	940	1,117
Restructuring charges and certain acquisition-related costs	60	58
Other (income)/deductions––net	(46)	623
Income from continuing operations before provision for taxes on income	3,082	2,847
Provision for taxes on income	706	582
Income from continuing operations	2,376	2,265
Discontinued operations––net of tax	5	73
Net income before allocation to noncontrolling interests	2,381	2,338
Less: Net income attributable to noncontrolling interests	6	9
Net income attributable to Pfizer Inc.	$2,376	$2,329

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.35
Discontinued operations––net of tax	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.36

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.35
Discontinued operations––net of tax	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.36

Weighted-average shares––basic	6,203	6,389
Weighted-average shares––diluted	6,292	6,476
Cash dividends paid per common share	$0.28	$0.26

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Net income before allocation to noncontrolling interests	$2,381	$2,338

Foreign currency translation adjustments	$(1,308)	$(75)
Reclassification adjustments(a)	—	(62)
	(1,308)	(137)
Unrealized holding losses on derivative financial instruments, net	(315)	(58)
Reclassification adjustments for realized losses(b)	234	12
	(82)	(46)
Unrealized holding gains/(losses) on available-for-sale securities, net	(328)	108
Reclassification adjustments for realized (gains)/losses(b)	247	(99)
	(81)	9
Benefit plans: actuarial gains, net	32	6
Reclassification adjustments related to amortization(c)	136	49
Reclassification adjustments related to settlements, net(c)	40	21
Other	158	(17)
	365	59
Benefit plans: prior service costs and other, net	(1)	—
Reclassification adjustments related to amortization(c)	(35)	(18)
Reclassification adjustments related to curtailments, net(c)	(10)	(4)
Other	—	(1)
	(46)	(23)
Other comprehensive loss, before tax	(1,152)	(138)
Tax provision/(benefit) on other comprehensive loss(d)	105	(17)
Other comprehensive loss before allocation to noncontrolling interests	$(1,257)	$(121)

Comprehensive income before allocation to noncontrolling interests	$1,124	$2,217
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(10)	7
Comprehensive income attributable to Pfizer Inc.	$1,134	$2,210

(a)	Reclassified into Discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Tax Provision/(Benefit) on Other Comprehensive Loss.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	March 29, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$3,563	$3,343
Short-term investments	24,145	32,779
Trade accounts receivable, less allowance for doubtful accounts: 2015—$444; 2014—$412	8,920	8,669
Inventories	5,786	5,663
Current deferred tax assets and other current tax assets	4,214	4,498
Other current assets	2,815	2,750
Total current assets	49,443	57,702
Long-term investments	18,289	17,518
Property, plant and equipment, less accumulated depreciation	11,527	11,762
Identifiable intangible assets, less accumulated amortization	34,334	35,166
Goodwill	41,854	42,069
Noncurrent deferred tax assets and other noncurrent tax assets	1,477	1,544
Other noncurrent assets	3,716	3,513
Total assets	$160,640	$169,274

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$6,555	$5,141
Trade accounts payable	2,724	3,210
Dividends payable	—	1,711
Income taxes payable	944	531
Accrued compensation and related items	1,679	1,841
Other current liabilities	8,320	9,197
Total current liabilities	20,222	21,631

Long-term debt	29,370	31,541
Pension benefit obligations, net	6,571	7,885
Postretirement benefit obligations, net	2,480	2,379
Noncurrent deferred tax liabilities	24,474	24,981
Other taxes payable	4,293	4,353
Other noncurrent liabilities	5,644	4,883
Total liabilities	93,053	97,652

Preferred stock	28	29
Common stock	458	455
Additional paid-in capital	80,004	78,977
Treasury stock	(79,100)	(73,021)
Retained earnings	74,471	72,176
Accumulated other comprehensive loss	(8,557)	(7,316)
Total Pfizer Inc. shareholders’ equity	67,304	71,301
Equity attributable to noncontrolling interests	283	321
Total equity	67,587	71,622
Total liabilities and equity	$160,640	$169,274
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Operating Activities
Net income before allocation to noncontrolling interests	$2,381	$2,338
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,260	1,456
Asset write-offs and impairments	11	137
Deferred taxes from continuing operations	(41)	345
Share-based compensation expense	162	143
Benefit plan contributions in excess of expense	(874)	(99)
Other adjustments, net	(336)	(294)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,879)	(1,091)
Net cash provided by operating activities	685	2,935

Investing Activities
Purchases of property, plant and equipment	(239)	(292)
Purchases of short-term investments	(7,546)	(8,721)
Proceeds from redemptions/sales of short-term investments	10,702	7,569
Net proceeds from redemptions/sales of short-term investments with original maturities of 90 days or less	5,243	1,500
Purchases of long-term investments	(3,150)	(1,808)
Proceeds from redemptions/sales of long-term investments	1,937	1,454
Acquisitions of businesses, net of cash acquired	(678)	—
Acquisitions of intangible assets	(7)	(6)
Other investing activities, net	330	206
Net cash provided by/(used in) investing activities	6,592	(98)

Financing Activities
Proceeds from short-term borrowings	1,998	—
Principal payments on short-term borrowings	—	(3)
Net proceeds from short-term borrowings with original maturities of 90 days or less	863	1,031
Principal payments on long-term debt	(3,002)	(752)
Purchases of common stock	(6,000)	(1,197)
Cash dividends paid	(1,758)	(1,662)
Proceeds from exercise of stock options	794	425
Other financing activities, net	122	25
Net cash used in financing activities	(6,982)	(2,133)
Effect of exchange-rate changes on cash and cash equivalents	(74)	(25)
Net increase in cash and cash equivalents	220	679
Cash and cash equivalents, beginning	3,343	2,183
Cash and cash equivalents, end	$3,563	$2,862

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$372	$536
Interest	332	361
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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 22, 2015 and February 23, 2014.

In the condensed consolidated balance sheet as of December 31, 2014, we performed certain reclassifications to conform to current period presentation, none of which were material to our financial statements.
On February 5, 2015, we announced that we have entered into a definitive merger agreement under which we agreed to acquire Hospira, Inc. (Hospira), the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions and the approval of Hospira's shareholders, and is expected to close in the second half of 2015.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2014 Annual Report on Form 10-K.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

B. Adoption of New Accounting Standard

We adopted a new accounting and disclosure standard as of January 1, 2015 that limits the presentation of discontinued operations to business circumstances when the disposal of the business operation represents a strategic shift that has had or will have a major effect on our operations and financial results. This new standard is applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December
15, 2014, and interim periods within those years. We did not have any disposals within the scope of this new standard and, therefore, there were no impacts to our condensed consolidated financial statements.

C. Fair Value

Our fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•
Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisition, Collaborative Arrangements and Equity-Method Investment

A. Acquisition

Marketed Vaccines Business of Baxter International Inc. (Baxter)
On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we completed the acquisition of Baxter's portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis. In connection with this acquisition, we recorded $376 million in Identifiable intangible assets, primarily consisting of $371 million in Developed technology rights. We also recorded $196 million of Inventories and $11 million in Goodwill. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been completed.

B. Collaborative Arrangements

Collaboration with Eli Lilly & Company (Lilly)

In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer's tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. On March 23, 2015, Pfizer and Lilly announced that the companies are preparing to resume the Phase 3 clinical program for tanezumab. As a result, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which was recorded as deferred revenue in our condensed consolidated balance sheet as of March 29, 2015 and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. This announcement followed a decision by the U.S. Food and Drug Administration (FDA) to lift the partial clinical hold on the tanezumab development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab. Under the collaboration agreement with Lilly, we are eligible to receive certain payments from Lilly upon the achievement of specified regulatory and commercial milestones, including the aforementioned upfront payment of $200 million, which was contingent upon the parties continuing in the collaboration after receipt of the FDA’s response to the submission of the nonclinical data.

Collaboration with OPKO Health, Inc. (OPKO)
On December 13, 2014, we entered into a collaborative agreement with OPKO to develop and commercialize OPKO’s long-acting human growth hormone (hGH-CTP) for the treatment of growth hormone deficiency (GHD) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (SGA) who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. The transaction closed on January 28, 2015, upon termination of the waiting period under the Hart-Scott Rodino Act. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. We have received the exclusive license to commercialize hGH-CTP worldwide. Subject to regulatory approval, OPKO is eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, as well as all postmarketing studies and the commercialization activities for all indications, and lead the manufacturing activities covered by the global development plan.

C. Equity-Method Investment

Investment in ViiV Healthcare Limited (ViiV)
Our minority ownership interest in ViiV, a company formed in 2009 by Pfizer and GlaxoSmithKline plc (GSK) to focus solely on research, development and commercialization of human immunodeficiency virus (HIV) medicines, was impacted by the January 21, 2014 European Commission approval of Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV. This approval triggered a reduction in our equity interest in ViiV from 12.6% to 11.7%, effective April 1, 2014. As a result, in the first quarter of 2014, we recognized a loss of approximately $36 million in Other (income)/deductions––net.

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

We have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of six sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $300 million associated with prior acquisition activity and costs of approximately $1.5 billion associated with new non-acquisition-related cost-reduction initiatives. Through March 29, 2015, we incurred approximately $205 million and $293 million, respectively, associated with these initiatives.

•
New global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support future reporting requirements. In connection with this reorganization, during 2014-2016, we expect to incur costs of approximately $300 million. Through March 29, 2015, we incurred approximately $179 million associated with this reorganization.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $850 million. Through March 29, 2015, we incurred approximately $231 million associated with these initiatives.

The costs expected to be incurred during 2014-2016, of approximately $2.9 billion in total, include restructuring charges, integration costs, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.

Current-Period Key Activities

In the first quarter of 2015, we incurred approximately $121 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Restructuring charges(a):
Employee terminations	$31	$30
Asset impairments	6	6
Exit costs	6	4
Total restructuring charges	42	40
Transaction costs(b)	5	—
Integration costs(c)	13	18
Restructuring charges and certain acquisition-related costs	60	58
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	17	74
Research and development expenses	1	—
Total additional depreciation––asset restructuring	18	74
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	13	6
Selling, informational and administrative expenses	26	15
Research and development expenses	8	11
Total implementation costs	48	32
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$127	$164

(a)	In the three months ended March 29, 2015, Employee terminations represent the expected reduction of the workforce by approximately 200 employees, mainly in manufacturing and sales.
The restructuring charges for the three months ended March 29, 2015 are associated with the following:

•
the Global Innovative Pharmaceutical segment (GIP) ($12 million); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($13 million); the Global Established Pharmaceutical segment (GEP) ($10 million); Worldwide Research and Development and Medical ($12 million); manufacturing operations ($22 million income); and Corporate ($18 million).

The restructuring charges for the three months ended March 30, 2014 are associated with the following:

•
the Global Innovative Pharmaceutical segment (GIP) ($2 million); the Global Established Pharmaceutical segment (GEP) ($7 million); Worldwide Research and Development and Medical ($1 million); manufacturing operations ($26 million); and Corporate ($4 million).

(b)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2014(a)	$1,114	$—	$52	$1,166
Provision	31	6	6	42
Utilization and other(b)	(127)	(6)	(30)	(162)
Balance, March 29, 2015(c)	$1,019	$—	$28	$1,046

(a)	Included in Other current liabilities ($735 million) and Other noncurrent liabilities ($431 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($648 million) and Other noncurrent liabilities ($398 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Interest income	$(93)	$(92)
Interest expense(a)	309	321
Net interest expense	216	229
Royalty-related income(b)	(222)	(248)
Certain legal matters, net(c)	—	694
Net gains on asset disposals(d)	(175)	(181)
Certain asset impairments(e)	—	115
Business and legal entity alignment costs(f)	101	29
Other, net	34	(15)
Other (income)/deductions––net	$(46)	$623

(a)
Interest expense decreased in the first quarter of 2015, primarily due to lower interest rates on new fixed rate debt added in the second quarter of 2014 and the benefit of the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
Royalty-related income decreased in the first quarter of 2015, primarily due to a decrease in royalties earned on Amgen Inc.'s sales of Enbrel in the U.S. and Canada due to a decrease in the royalty rate per the terms of the collaboration agreement.

(c)
In the first quarter of 2014, primarily includes approximately $620 million for Neurontin-related matters (including off-label promotion actions and antitrust actions) and approximately $50 million for an Effexor-related matter.

(d)
In the first quarter of 2015, primarily includes gains on sales/out-licensing of product and compound rights (approximately $45 million) and gains on sales of investments in equity securities (approximately $120 million). In the first quarter of 2014, primarily includes gains on sales/out-licensing of product and compound rights (approximately $70 million) and gains on sales of investments in equity securities (approximately $95 million).

(e)
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

(f)
In the first quarter of 2015 and 2014, represents expenses for planning and implementing changes to our infrastructure to align our operations and reporting for our business segments established in 2014.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 22.9% for the first quarter of 2015, compared to 20.4% for the first quarter of 2014.

The higher effective tax rate for the first quarter of 2015 in comparison with the same period in 2014 was primarily due to:

•
a decline in favorable benefits associated with the resolution of certain tax positions pertaining to prior years, primarily with various foreign tax authorities, and the expiration of certain statutes of limitations, partially offset by:

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•	With respect to Pfizer Inc., tax years 2009-2013 are currently under audit. Tax years 2014 and 2015 are open, but not under audit. All other tax years are closed.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2004-2015), Japan (2013-2015), Europe (2007-2015, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2015, primarily reflecting Brazil) and Puerto Rico (2009-2015).
C. Tax Provision/(Benefit) on Other Comprehensive Loss

The following table provides the components of the Tax provision/(benefit) on Other comprehensive loss:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014

Foreign currency translation adjustments(a)	$85	$(7)
Unrealized holding losses on derivative financial instruments, net	(224)	(17)
Reclassification adjustments for realized losses	183	(1)
	(41)	(18)
Unrealized holding gains/(losses) on available-for-sale securities, net	(31)	27
Reclassification adjustments for realized (gains)/losses	(1)	(29)
	(32)	(2)
Benefit plans: actuarial gains, net	12	1
Reclassification adjustments related to amortization	46	16
Reclassification adjustments related to settlements, net	15	8
Other	37	(12)
	109	13
Reclassification adjustments related to amortization	(13)	(7)
Reclassification adjustments related to curtailments, net	(4)	(1)
Other	—	5
	(17)	(3)
Tax provision/(benefit) on other comprehensive loss	$105	$(17)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(2,689)	$517	$(222)	$(5,654)	$733	$(7,316)
Other comprehensive income/(loss)(a)	(1,378)	(41)	(49)	256	(29)	(1,241)
Balance, March 29, 2015	$(4,067)	$476	$(271)	$(5,398)	$703	$(8,557)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $16 million loss for the first three months of 2015.

As of March 29, 2015, with respect to derivative financial instruments, the amount of unrealized pre-tax gains estimated to be reclassified into income within the next 12 months is $435 million (which is expected to be offset primarily by losses resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	March 29, 2015	December 31, 2014
Selected financial assets measured at fair value on a recurring basis(a)
Trading equity funds	$94	$—
Trading debt funds	102	—
Trading securities held in trust(b)	85	105
Available-for-sale debt securities(c)	34,930	39,762
Available-for-sale money market funds	1,883	2,174
Available-for-sale equity securities, excluding money market funds(c)	393	397
Derivative financial instruments in a receivable position(d):
Interest rate swaps	935	801
Foreign currency swaps	577	593
Foreign currency forward-exchange contracts	594	547
	39,592	44,379
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	4,323	7,255
Private equity securities, carried at equity-method or at cost(e), (f)	1,969	1,993
	6,292	9,248
Total selected financial assets	$45,884	$53,627
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$72	$17
Foreign currency swaps	1,342	594
Foreign currency forward-exchange contracts	142	78
	1,556	689
Other selected financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e)	6,555	5,141
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	29,370	31,541
	35,925	36,682
Total selected financial liabilities	$37,481	$37,371

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs.

(b)
Trading securities are equity securities as of March 27, 2015, and debt and equity securities as of December 31, 2014, held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $114 million as of March 29, 2015; and foreign currency forward-exchange contracts with fair values of $159 million as of December 31, 2014.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 29, 2015 or December 31, 2014. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $233 million and foreign currency forward-exchange contracts with fair values of $59 million as of March 29, 2015; and foreign currency swaps with fair values of $121 million and foreign currency forward-exchange contracts with fair values of $54 million as of December 31, 2014.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)	Includes foreign currency debt with fair values of $557 million as of March 29, 2015 and $560 million as of December 31, 2014, which are used as hedging instruments.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) was $34.8 billion as of March 29, 2015 and $36.6 billion as of December 31, 2014. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	March 29, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,345	$1,389
Short-term investments	24,145	32,779
Long-term investments	18,289	17,518
Other current assets(a)	1,073	1,059
Other noncurrent assets(b)	1,032	881
	$45,884	$53,627
Liabilities
Short-term borrowings, including current portion of long-term debt	$6,555	$5,141
Other current liabilities(c)	174	93
Long-term debt	29,370	31,541
Other noncurrent liabilities(d)	1,382	596
	$37,481	$37,371

(a)
As of March 29, 2015, derivative instruments at fair value include interest rate swaps ($1 million), foreign currency swaps ($500 million) and foreign currency forward-exchange contracts ($572 million) and, as of December 31, 2014, include interest rate swaps ($34 million), foreign currency swaps ($494 million) and foreign currency forward-exchange contracts ($531 million).

(b)
As of March 29, 2015, derivative instruments at fair value include interest rate swaps ($934 million), foreign currency swaps ($76 million) and foreign currency forward-exchange contracts ($22 million) and, as of December 31, 2014, include interest rate swaps ($767 million), foreign currency swaps ($99 million) and foreign currency forward-exchange contracts ($15 million).

(c)
As of March 29, 2015, derivative instruments at fair value include interest rate swaps ($1 million), foreign currency swaps ($33 million) and foreign currency forward-exchange contracts ($140 million) and, as of December 31, 2014, include interest rate swaps ($1 million), foreign currency swaps ($13 million) and foreign currency forward-exchange contracts ($78 million).

(d)
As of March 29, 2015, derivative instruments at fair value include interest rate swaps ($71 million), foreign currency swaps ($1.3 billion) and foreign currency forward-exchange contracts ($1 million) and, as of December 31, 2014, include interest rate swaps ($16 million) and foreign currency swaps ($581 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				March 29, 2015
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Asian and other government debt(a)	$10,827	$2,228	$—	$—	$13,055
Corporate debt(b)	3,562	4,062	1,814	66	9,504
Western European, Scandinavian and other government agency debt(a)	2,295	502	—	—	2,798
U.S. government debt	—	2,437	94	—	2,531
Supranational debt(a)	1,084	854	—	—	1,938
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	19	1,902	8	5	1,933
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	290	699	—	—	989
Other asset-backed debt(c)	914	959	8	—	1,882
Reverse repurchase agreements(d)	300	—	—	—	300
Held-to-maturity debt securities
Time deposits, corporate debt and other(a)	2,865	4	3	—	2,872
Western European and other government debt(a)	1,451	—	—	—	1,451
Total debt securities	$23,608	$13,647	$1,927	$71	$39,253

(a)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

(b)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

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

(d)	Involving U.S. securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $3.6 billion as of March 29, 2015 and $570 million as of December 31, 2014.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of March 29, 2015, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $36.3 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.2 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of March 29, 2015, the aggregate notional amount of interest rate derivative financial instruments was $20.4 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(732)	$(15)	$(607)	$9
Foreign currency forward-exchange contracts	—	—	417	(43)	373	(21)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	—	(8)	—	—
Foreign currency forward-exchange contracts	2	—	249	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(41)	(12)	—	—	—	—
Foreign currency swaps	1	(3)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(3)	(14)	—	—
All other net	—	(3)	—	—	—	—
	$(38)	$(18)	$(68)	$(80)	$(234)	$(12)

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

(d)
For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive loss––Unrealized holding losses on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive loss––Foreign currency translation adjustments.

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of March 29, 2015, the aggregate fair value of these derivative instruments that are in a net liability position was $729 million, for which we have posted collateral of $710 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by Standard and Poor's (S&P) or the equivalent rating by Moody's Investors Service, on March 29, 2015, we would have been required to post an additional $21 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of March 29, 2015, we had $3.1 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of March 29, 2015, we received cash collateral of $1.4 billion from various counterparties. The collateral primarily supports the approximate

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	March 29, 2015	December 31, 2014
Finished goods	$1,898	$1,905
Work-in-process	3,414	3,248
Raw materials and supplies	475	510
Inventories	$5,786	$5,663
Noncurrent inventories not included above(a)	$467	$425

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	March 29, 2015			December 31, 2014
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$70,251	$(44,759)	$25,493	$70,946	$(44,694)	$26,252
Brands	1,910	(869)	1,041	1,951	(855)	1,096
Licensing agreements and other	1,057	(897)	160	991	(832)	159
	73,219	(46,525)	26,694	73,887	(46,381)	27,506
Indefinite-lived intangible assets
Brands and other	7,206		7,206	7,273		7,273
In-process research and development	434		434	387		387
	7,640		7,640	7,660		7,660
Identifiable intangible assets(a)	$80,859	$(46,525)	$34,334	$81,547	$(46,381)	$35,166

(a)
The decrease in identifiable intangible assets, less accumulated amortization, is primarily related to amortization, partially offset by assets acquired as part of the acquisition of Baxter's portfolio of marketed vaccines. For information about the assets acquired as part of the acquisition of Baxter's portfolio of marketed vaccines, see Note 2A.

Our identifiable intangible assets are associated with the following segments, as a percentage of total identifiable intangible assets, less accumulated amortization:
	March 29, 2015
	GIP	VOC	GEP
Developed technology rights	31%	36%	33%
Brands, finite-lived	—%	80%	20%
Brands, indefinite-lived	—%	69%	31%
In-process research and development	7%	38%	55%

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets, as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.0 billion for the first quarter of 2015 and $1.1 billion for the first quarter of 2014.

Impairment Charges

For information about impairments of intangible assets, see Note 4.

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield successful products. The nature of the biopharmaceutical business is high-risk and, as such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future.

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	Total
Balance, December 31, 2014	$13,032	$11,398	$17,639	$42,069
Additions	—	37	—	37
Other(a)	(69)	(90)	(94)	(252)
Balance, March 29, 2015	$12,963	$11,345	$17,545	$41,854

(a)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Three Months Ended
Net periodic benefit cost:
Service cost	$72	$64	$6	$5	$48	$52	$14	$14
Interest cost	169	175	14	15	79	100	32	42
Expected return on plan assets	(272)	(263)	—	—	(106)	(114)	(13)	(16)
Amortization of:
Actuarial losses	83	16	12	7	32	25	9	1
Prior service credits	(2)	(2)	—	—	(2)	(2)	(31)	(14)
Curtailments	2	2	—	—	—	(1)	(10)	(3)
Settlements	26	9	15	11	—	1	—	—
Special termination benefits	—	—	—	—	—	2	—	—
	$78	$1	$45	$38	$51	$63	$1	$24

(a)
The increase in net periodic benefit costs for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, for our U.S. qualified pension plans was primarily driven by (i) the increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation (which increased the amount of deferred actuarial losses) and, to a lesser extent, a 2014 change in mortality assumptions (reflecting a longer life expectancy for plan participants), and (ii) higher settlement activity. The aforementioned increases were partially offset by (i) a greater expected return on plan assets resulting from an increased plan asset base due to a voluntary contribution of $1.0 billion made at the beginning of January 2015, which in turn was partially offset by a decrease in the expected rate of return on plan assets from 8.5% to 8.25%, and (ii) lower interest costs resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

(b)
The increase in net periodic benefit costs for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, for our U.S. supplemental (non-qualified) pension plans was primarily driven by (i) the increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation and, to a lesser extent, a 2014 change in mortality assumptions (reflecting a longer life expectancy for plan participants), and (ii) higher settlement activity.

(c)
The decrease in net periodic benefit costs for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, for our international pension plans was primarily driven by (i) the decrease in interest cost resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation, (ii) a decrease in service cost related to changes in actuarial assumptions (lower inflation and lower rate of wage increases) and the U.K. pension plan freeze in 2014, which offset the impact of the decrease in 2014, in the discount rate used to determine the benefit obligation (the effect of which is an increase in service costs). The aforementioned decreases to net periodic benefit costs were partially offset by (i) a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets and (ii) an increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

(d)
The decrease in net periodic benefit costs for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, for our postretirement plans was primarily driven by (i) the increase in the amounts amortized for prior service credits and (ii) an increase in curtailment gain resulting from the implementation of changes related to the employer group waiver plan, which went into effect on January 1, 2015, as well as (iii) a decrease in interest cost resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation. The aforementioned decreases were partially offset by an increase in actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of and for the three months ended March 29, 2015, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the three months ended March 29, 2015(a)	$1,000	$72	$58	$(81)
Expected contributions from our general assets during 2015(b)	$1,000	$136	$240	$86

(a)	Contributions to the postretirement plans were offset by reimbursements of approximately $133 million received for eligible 2014 prescription expenses for certain retirees.

(b)
Contributions expected to be made for 2015 are inclusive of amounts contributed during the three months ended March 29, 2015, including the $1.0 billion voluntary contribution that was made in January 2015 for the U.S. Qualified plan. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended
(IN MILLIONS)	March 29, 2015	March 30, 2014
EPS Numerator––Basic
Income from continuing operations	$2,376	$2,265
Less: Net income attributable to noncontrolling interests	6	9
Income from continuing operations attributable to Pfizer Inc.	2,371	2,256
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,370	2,256
Discontinued operations––net of tax	5	73
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	5	73
Net income attributable to Pfizer Inc. common shareholders	$2,375	$2,329
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,371	$2,256
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	5	73
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,376	$2,329
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,203	6,389
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreement	90	87
Weighted-average number of common shares outstanding––Diluted	6,292	6,476
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	34	43

(a)
These common stock equivalents were outstanding for the three months ended March 29, 2015 and March 30, 2014, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, approximately 150 million shares of our common stock were received by us on February 11, 2015. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2015, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment based on the difference between the volume-weighted average price, less a discount, of our common stock during the term of the transaction and the initial $5 billion paid. This agreement was entered into pursuant to our previously announced share repurchase authorization.

A. Legal Proceedings

Our non-tax contingencies include, but are not limited to, the following:

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

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products are being challenged in various other countries. Also, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products.

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

In May and June 2011, Watson Laboratories Inc. (Watson) and Hetero Labs Limited (Hetero), respectively, notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. Each asserts the invalidity and non-infringement of the Viagra method-of-use patent. In June and July 2011, we filed actions against Watson and Hetero, respectively, in the U.S. District Court for the Southern District of New York asserting the validity and infringement of the Viagra method-of-use patent.

In April 2015, we entered into settlement agreements with each of Mylan, Mylan Inc., Watson, Actavis, Inc., Apotex Inc. and Apotex Corp. pursuant to which we granted licenses to the method-of-use patent permitting Mylan, Mylan Inc., Watson, Actavis, Inc., Apotex Inc. and Apotex Corp. to launch generic versions of Viagra in the U.S. beginning on or after December 11, 2017.

Sutent (sunitinib malate)
In May 2010, Mylan notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in 2021, and two other patents that expire in 2020 and 2021, respectively. In June 2010, we filed suit against Mylan in the U.S. District Court for the District of Delaware asserting the infringement of those three patents. The patent expiring in 2020 was dismissed from the case prior to trial. In October 2014, the court held that the two patents expiring in 2021 were valid and infringed. In October 2014, Mylan appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

EpiPen
In July 2010, King Pharmaceuticals, Inc. (King), which we acquired in 2011 and is a wholly owned subsidiary, brought a patent-infringement action against Sandoz, Inc., a division of Novartis AG (Sandoz), in the U.S. District Court for the District of New Jersey in connection with Sandoz's abbreviated new drug application with the FDA that seeks approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Celebrex (celecoxib)
In March 2013, the U.S. Patent and Trademark Office granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit against Teva Pharmaceuticals USA, Inc. (Teva USA), Mylan, Watson (as predecessor to Actavis plc), Lupin Pharmaceuticals USA, Inc. (Lupin), Apotex Corp. and Apotex Inc. in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent. Each of the defendant generic drug companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib. In March 2014, the court granted the defendants’ motion for summary judgment, invalidating the reissue patent. In May 2014, we appealed the District Court's decision to the U.S. Court of Appeals for the Federal Circuit.

In April 2014, we entered into settlement agreements with two of the defendants, Teva USA and Watson, pursuant to which we granted licenses to the reissue patent permitting Teva USA and Watson to launch generic versions of celecoxib in the U.S. beginning in December 2014. In June 2014 and October 2014, we entered into settlement agreements with Mylan and Lupin, respectively, pursuant to which we granted licenses to the reissue patent permitting Mylan and Lupin to launch generic versions of celecoxib in the U.S. beginning in December 2014. In December 2014, Teva USA, Watson, Mylan and Lupin commenced marketing of generic versions of celecoxib.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Toviaz (fesoterodine)
We have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH, which owns the patents relating to Toviaz.

Beginning in May 2013, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. Beginning in June 2013, we filed actions against all of those generic drug manufacturers in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019; and a patent covering salts of fesoterodine that expires in 2022.

Tygacil (tigecycline)
In September 2013, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Apotex Inc. asserts the non-infringement of the polymorph patent for Tygacil that expires in 2030, but has not challenged the basic patent, which expires in 2016. In September 2013, we filed suit against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the infringement of the polymorph patent. In February 2015, the suit was dismissed.

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

In May 2014, Aurobindo Pharma Limited (Aurobindo) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Aurobindo asserts the invalidity and non-infringement of (i) the polymorph patent for Tygacil, and (ii) the formulation patent for Tygacil, but has not challenged the basic patent. In July 2014, we filed suit against Aurobindo in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

Action In Which Our Licensing Partner Is The Plaintiff

Nexium 24HR (esomeprazole)
We have an exclusive license to market in the U.S. the over-the-counter (OTC) version of Nexium from AstraZeneca (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and then subsequently Andrx Labs, LLC (Andrx), and Perrigo Company plc (Perrigo), notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the FDA Orange Book for Nexium 24HR. In November 2014, December 2014 and February 2015, AstraZeneca filed actions against Actavis Laboratories FL, Inc., Andrx and Perrigo, respectively, in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. We are not a party to AstraZeneca’s patent-infringement action.

Action In Which We Are The Defendant

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

Following the dismissal, in 2007, Ratiopharm filed an action in the Federal Court in Canada seeking damages from the Wyeth companies for preventing Ratiopharm from marketing its generic version of Effexor XR in Canada from January 2006 through August 2007. The Federal Court dismissed Ratiopharm’s action in 2011, but the Federal Court of Appeal reinstated it in 2012. In 2011 and 2012, Pfizer made payments to Teva Canada Limited, which had acquired Ratiopharm, totaling Canadian dollars 52.5 million in partial settlement of this action.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The trial in this action was held in January 2014, and the court issued various findings in March 2014. On June 30, 2014, the Federal Court in Canada issued a judgment based on those findings, awarding Teva Canada Limited damages of approximately Canadian dollars 125 million, consisting of compensatory damages, pre-judgment interest and legal costs. This judgment was satisfied by Pfizer Canada Inc., as successor to the Wyeth companies, in July 2014. In September 2014, Pfizer Canada Inc. appealed the judgment.

A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of March 29, 2015, approximately 59,000 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is now a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain of our current and former officers violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and “ERISA” Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In May 2014, the court in the Multi-District Litigation granted Pfizer’s motion to exclude the testimony of the plaintiffs’ loss causation and damages expert. We subsequently filed a motion for summary judgment seeking dismissal of the litigation, and the plaintiffs filed a motion for leave to submit an amended report by their expert. In July 2014, the court denied the plaintiffs’ motion for leave to submit an amended report, and granted our motion for summary judgment, dismissing the plaintiffs’ claims in their entirety. In August 2014, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit.

Various Drugs: Off-Label Promotion Action
In May 2010, a purported class action was filed in the U.S. District Court for the Southern District of New York against Pfizer and several of our current and former officers. The complaint alleges that the defendants violated federal securities laws by making or causing Pfizer to make false statements, and by failing to disclose or causing Pfizer to fail to disclose material information concerning the alleged off-label promotion of certain pharmaceutical products, alleged payments to physicians to promote the sale of those products and government investigations related thereto. Plaintiffs seek damages in an unspecified amount. In March 2012, the court certified a class consisting of all persons who purchased Pfizer common stock in the U.S. or on U.S. stock exchanges between January 19, 2006 and January 23, 2009 and were damaged as a result of the decline in the price of Pfizer common stock allegedly attributable to the claimed violations. In January 2015, the parties reached an agreement in principle to resolve the matter for $400 million. In March 2015, the court preliminarily approved the settlement.

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

In October 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In January 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payer plaintiffs, which plaintiffs have appealed to the United States Court of Appeals for the Third Circuit. Motions to dismiss remain pending as to the end-payer plaintiffs' remaining claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2013, the U.S. Supreme Court denied our petition for certiorari seeking review of the First Circuit's decision reversing the dismissal of the third-party payer purported class action. In April 2014, we and the attorneys for the proposed class representatives and for the plaintiffs in various individual actions entered into an agreement-in-principle to settle the third-party payer purported class action, subject to court approval, as well as the pending individual actions by third-party payers, for an aggregate of $325 million. In November 2014, the District Court granted final approval of the settlement. Plaintiffs’ counsel have agreed to dismiss with prejudice all Neurontin marketing lawsuits by consumers, and have dismissed the purported statewide consumer class actions in California and Illinois. Some counsel have advised that certain plaintiffs can no longer be located. We expect the Neurontin marketing lawsuits by consumers to be resolved without a material impact on Pfizer.

Lipitor

•	Whistleblower Action
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Second Circuit. In August 2014, the U.S. Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction, and sent the case back to the District Court for clarification of its ruling regarding the plaintiff's employment claims. In November 2014, the District Court granted plaintiff’s motion for a partial final judgment certifying the dismissal of the false claims counts, and plaintiff appealed the order dismissing those claims to the U.S. Court of Appeals for the Second Circuit.

•	Antitrust Actions
Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy, Inc. (Ranbaxy) and certain affiliates of Ranbaxy. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor, and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

In September 2013 and 2014, the District Court dismissed with prejudice the claims by direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other MDL plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the United States Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the United States Court of Appeals for the Third Circuit.

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
A number of individual and multi-plaintiff lawsuits have been filed against us in various federal and state courts alleging that the plaintiffs developed type 2 diabetes as a result of the purported ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Lipitor (Atorvastatin Calcium) Marketing, Sales Practices and Products Liability Litigation (No. II) MDL-2502) in the U.S. District Court for the District of South Carolina.

Chantix/Champix
Beginning in December 2008, purported class actions were filed against us in the Ontario Superior Court of Justice (Toronto Region), the Superior Court of Quebec (District of Montreal), the Court of Queen’s Bench of Alberta, Judicial District of Calgary, and the Superior Court of British Columbia (Vancouver Registry) on behalf of all individuals and third-party payers in Canada who have purchased and ingested Champix or reimbursed patients for the purchase of Champix. Each of these actions asserts claims under Canadian product liability law, including with respect to the safety and efficacy of Champix, and, on behalf of the putative class, seeks monetary relief, including punitive damages. In June 2012, the Ontario Superior Court of Justice certified the Ontario proceeding as a class action, defining the class as consisting of the following: (i) all persons in Canada who ingested Champix during the period from April 2, 2007 to May 31, 2010 and who experienced at least one of a number of specified neuropsychiatric adverse events; (ii) all persons who are entitled to assert claims in respect of Champix pursuant to Canadian legislation as the result of their relationship with a class member; and (iii) all health insurers who are entitled to assert claims in respect of Champix pursuant to Canadian legislation. The Ontario Superior Court of Justice certified the class against Pfizer Canada Inc. only and ruled that the action against Pfizer should be stayed until after the trial of the issues that are common to the class members. The actions in Quebec, Alberta and British Columbia have been stayed in favor of the Ontario action, which is proceeding on a national basis.

Celebrex
Beginning in July 2014, purported class actions were filed in the United States District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation, and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payor cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payors’ amended complaints, respectively.

Reglan
Reglan is a pro-motility medicine for the treatment of gastroesophageal reflux disease and diabetic gastroparesis that was marketed by Wyeth and a predecessor company from 1979 until the end of 2001, when Wyeth sold the product and transferred the new drug application to another pharmaceutical company. Generic versions of Reglan have been sold by other companies since 1985. Pfizer, as Wyeth’s parent company, and certain wholly owned subsidiaries and limited liability companies, including Wyeth, along with several other pharmaceutical manufacturers, have been named as defendants in numerous actions in various federal and state courts alleging personal injury resulting from the use of Reglan and/or generic equivalents thereof. Plaintiffs in these actions seek to hold the defendants, including Pfizer and its affiliated companies, liable for a variety of personal injuries, including movement disorders such as Tardive Dyskinesia, allegedly resulting from the ingestion of Wyeth’s product and/or products sold by other companies. A substantial majority of the claims involve the ingestion of generic versions of Reglan produced and sold by other companies. Claims against Pfizer and its affiliated companies are largely based on the novel theory of innovator liability under which plaintiffs allege that an innovator pharmaceutical company can be liable for injuries caused by the ingestion of generic forms of the product produced and sold by other companies. This theory of liability has been rejected by more than 100 federal and state courts, applying the laws of 30 states. However, a small number of courts have adopted the theory, including the Alabama Supreme Court in August 2014. In May 2015, the Governor of Alabama signed legislation that abolishes the innovator liability theory in Alabama for any cases filed on or after November 1, 2015. Actions have been filed under the laws of multiple jurisdictions, including Alabama, and additional actions may be filed in the future.

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

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A4. Legal Proceedings––Government Investigations

Like other pharmaceutical companies, we are subject to investigations and extensive regulation by government agencies in the U.S., other developed markets, and multiple emerging markets in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges, and substantial fines and/or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations. Among the investigations by government agencies is the matter discussed below.

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

A5. Legal Proceedings––Matter Resolved During the First Three Months of 2015

As previously reported, during the first three months of 2015, the matter discussed below was resolved.

Lyrica (pregabalin)
In May and June 2011, Apotex Inc. notified us that it had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica oral solution and Lyrica capsules, respectively. Apotex Inc. asserts the invalidity and non-infringement of the basic patent, as well as the seizure patent that expired in October 2013. In July 2011, we filed an action against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the challenged patents in connection with both abbreviated new drug applications. In January 2015, the District Court entered a stipulated dismissal, and as a result, Apotex Inc. cannot obtain FDA approval for, or market in the U.S., its generic versions of Lyrica prior to the expiration of the basic patent in December 2018.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2015, recorded amounts for the estimated fair value of these indemnifications were not significant.

Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our commercial operations through two distinct businesses: an Innovative Products business and an Established Products business. The Innovative Products business is composed of two operating segments, each of which is led by a single manager––the Global Innovative Pharmaceutical segment (GIP) and the Global Vaccines, Oncology and Consumer Healthcare segment (VOC). The Established Products business consists of the Global Established Pharmaceutical segment (GEP), which is led by a single manager. Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof of concept. Each business has a geographic footprint across developed and emerging markets.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Segments

Some additional information about each segment follows:

•
Global Innovative Pharmaceutical segment––GIP is focused on developing, registering and commercializing novel, value-creating medicines that significantly improve patients’ lives. These therapeutic areas include inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women’s/men’s health and include leading brands, such as Xeljanz, Eliquis and Lyrica (U.S., Japan). GIP has a pipeline of medicines in inflammation, cardiovascular/metabolic disease, neuroscience and pain, and rare diseases.

•
Global Vaccines, Oncology and Consumer Healthcare segment––VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Consumer Healthcare manufactures and markets several well known, OTC products. Each of the three businesses in VOC operates as a separate, global business with distinct specialization in terms of the science and market approach necessary to deliver value to consumers and patients.

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

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Worldwide Research and Development (WRD), which is generally responsible for research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate operating segment for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $161 billion as of March 29, 2015 and approximately $169 billion as of December 31, 2014.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Three Months Ended
Reportable Segments:
Global Innovative Pharmaceutical (GIP)	$3,075	$3,076	$1,511	$1,767
Global Vaccines, Oncology and Consumer Healthcare (VOC)	2,664	2,174	1,464	1,057
Global Established Pharmaceutical (GEP)	5,014	5,990	3,256	4,049
Total reportable segments	10,753	11,240	6,232	6,873
Other business activities(b)	111	56	(669)	(667)
Reconciling Items:
Corporate(c)	—	—	(1,287)	(1,200)
Purchase accounting adjustments(c)	—	—	(903)	(1,008)
Acquisition-related costs(c)	—	—	(23)	(30)
Certain significant items(d)	—	57	(228)	(1,016)
Other unallocated	—	—	(41)	(105)
	$10,864	$11,353	$3,082	$2,847

(a)	Income from continuing operations before provision for taxes on income.

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
For Revenues in the first quarter of 2014, certain significant items represent revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Notes to Consolidated Financial Statements––Note 2D. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures, and Equity-Method Investments: Divestitures included in our 2014 Financial Report, which was filed as Exhibit 13 to our 2014 Annual Report on Form 10-K.
For Earnings in the first quarter of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $104 million, (ii) charges for business and legal entity alignment of $101 million and (iii) other charges of $23 million. For additional information, see Note 3 and Note 4.
For Earnings in the first quarter of 2014, certain significant items includes: (i) charges for certain legal matters of $694 million, (ii) certain asset impairments of $114 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $134 million, (iv) charges for business and legal entity alignment of $29 million and (v) other charges of $45 million. For additional information, see Note 3 and Note 4.
Equity in the net income of investees accounted for by the equity method is not significant for any of our operating segments.
B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
United States	$4,433	$4,275	4
Developed Europe(a)	2,312	2,795	(17)
Developed Rest of World(b)	1,493	1,728	(14)
Emerging Markets(c)	2,626	2,555	3
Revenues	$10,864	$11,353	(4)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $1.8 billion in the first quarter of 2015 and $2.2 billion in the first quarter of 2014.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

Significant Product Revenues

The following table provides detailed revenue information:
		Three Months Ended
(MILLIONS OF DOLLARS)	Business(a)	March 29, 2015	March 30, 2014
Biopharmaceutical revenues:
Prevnar family(b)	V	$1,306	$927
Lyrica(c)	GEP/GIP	1,187	1,150
Enbrel (Outside the U.S. and Canada)	GIP	759	914
Lipitor	GEP	441	457
Viagra(d)	GEP/GIP	396	374
Zyvox	GEP	271	321
Norvasc	GEP	252	278
Sutent	O	242	268
Premarin family	GEP	232	248
Celebrex	GEP	205	624
Vfend	GEP	182	177
BeneFIX	GIP	173	201
Pristiq	GEP	161	172
Chantix/Champix	GIP	158	147
Genotropin	GIP	138	166
Refacto AF/Xyntha	GIP	120	145
Xalkori	O	111	88
Xalatan/Xalacom	GEP	102	119
Medrol	GEP	101	106
Sulperazon	GEP	98	88
Xeljanz	GIP	96	52
Inlyta	O	95	88
Zoloft	GEP	86	101
Zithromax/Zmax	GEP	86	92
Relpax	GEP	80	87
EpiPen	GEP	76	63
Fragmin	GEP	74	81
Tygacil	GEP	74	74
Effexor	GEP	73	82
Toviaz	GIP	63	63
Revatio	GEP	63	76
Unasyn	GEP	55	46
Neurontin	GEP	55	49
Xanax/Xanax XR	GEP	54	59
Rapamune	GIP	53	88
Cardura	GEP	52	66
Ibrance	O	38	—
Alliance revenues(e)	GEP/GIP	222	213
All other GIP	GIP	179	196
All other GEP	GEP	1,671	1,894
All other V/O	V/O	63	41
Total biopharmaceutical revenues	GEP/GIP/V/O	9,945	10,479
Other revenues:
Consumer Healthcare	C	808	761
Other(f)		111	113
Revenues		$10,864	$11,353

(a)	Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; C = the global Consumer Healthcare business; and GEP = the Global Established Pharmaceutical segment.

(b)
In the first quarter of 2015, all revenues were composed of Prevnar 13/Prevenar 13. In the first quarter of 2014, revenues were composed of the Prevnar family of products, which included Prevnar 13/Prevenar 13 and, to a much lesser extent, Prevenar (7-valent).

(c)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(d)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(e)	Includes Eliquis (GIP), Rebif (GIP), Spiriva (GEP) and Aricept (GEP).

(f)
Other includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and revenues related to our transitional manufacturing and supply agreements with Zoetis.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of March 29, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 29, 2015 and March 30, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 7, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

ñ	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 38

This section provides information about the following: our business; our performance during the first quarter of 2015 and 2014; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2015.

ñ	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 47
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Biopharmaceutical Products	Beginning on page 49
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 53
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 56
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 58
This sub-section provides a discussion of items impacting our tax provisions.
	○ Adjusted Income	Beginning on page 59
This sub-section provides a discussion of an alternative view of performance used by management.
ñ	Analysis of Operating Segment Information	Beginning on page 63

This section provides a discussion of the performance of each of our operating segments for the first quarter of 2015 and selected balance sheet information as of December 31, 2014 for each of our operating segments.

ñ	Analysis of the Condensed Consolidated Balance Sheet	Beginning on page 68
This section provides a discussion of changes in certain balance sheet accounts, including the Accumulated other comprehensive loss.
ñ	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 69
This section provides an analysis of our cash flows for the first three months of 2015 and 2014.
ñ	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 70

This section provides an analysis of selected measures of our liquidity and of our capital resources as of March 29, 2015 and December 31, 2014, as well as a discussion of our outstanding debt and other commitments that existed as of March 29, 2015 and December 31, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

ñ	New Accounting Standards	Beginning on page 74
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
ñ	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 76

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A, relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. Such forward-looking statements are based on management’s plans and assumptions, which are inherently susceptible to uncertainty and changes in circumstances.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.
References to our 2014 Financial Report refer to our 2014 Financial Report, which was filed as Exhibit 13 to our 2014 Annual Report on Form 10-K.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	March 29, 2015	March 30, 2014	% Change
Revenues	$10,864	$11,353	(4)

Cost of sales	1,838	2,045	(10)
% of revenues	16.9%	18.0%

Selling, informational and administrative expenses	3,104	3,040	2
% of revenues	28.6%	26.8%

Research and development expenses	1,885	1,623	16
% of revenues	17.4%	14.3%

Amortization of intangible assets	940	1,117	(16)
% of revenues	8.6%	9.8%

Restructuring charges and certain acquisition-related costs	60	58	3
% of revenues	0.6%	0.5%

Other (income)/deductions––net	(46)	623	*
Income from continuing operations before provision for taxes on income	3,082	2,847	8
% of revenues	28.4%	25.1%

Provision for taxes on income	706	582	21
Effective tax rate	22.9%	20.4%

Income from continuing operations	2,376	2,265	5
% of revenues	21.9%	20.0%

Discontinued operations––net of tax	5	73	(93)

Net income before allocation to noncontrolling interests	2,381	2,338	2
% of revenues	21.9%	20.6%

Less: Net income attributable to noncontrolling interests	6	9	(38)
Net income attributable to Pfizer Inc.	$2,376	$2,329	2
% of revenues	21.9%	20.5%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.35	9
Discontinued operations––net of tax	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.36	6

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.35	9
Discontinued operations––net of tax	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.36	6

Cash dividends paid per common share	$0.28	$0.26	8
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three months ended February 22, 2015 and February 23, 2014.
On February 5, 2015, we announced that we have entered into a definitive merger agreement under which we agreed to acquire Hospira, Inc. (Hospira), the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions and the approval of Hospira's shareholders, and is expected to close in the second half of 2015.

Our First Quarter 2015 Performance

Revenues––First Quarter 2015

Revenues in the first quarter of 2015 were $10.9 billion, a decrease of 4% compared to the same period in 2014, which reflects an operational increase of $250 million, or 2%, more than offset by the unfavorable impact of foreign exchange of $739 million, or 7%. The operational increase was primarily the result of:

•
the performance of certain key products in developed markets, including Prevnar 13 and Eliquis, as well as Lyrica, Nexium 24HR, Xeljanz and Viagra primarily in the U.S., and the launch of Ibrance (palbociclib) in the U.S. in February 2015 (collectively, up approximately $800 million); and

•	a 12% operational increase in revenues in emerging markets, reflecting continued strong operational growth from Prevnar 13, Lipitor, Viagra and Norvasc (collectively, up approximately $160 million), partially offset primarily by:

•	the loss of exclusivity and immediate multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $380 million);

•	the loss of exclusivity for Zyvox IV, Rapamune, Aricept in Canada, Lyrica (GEP), Viagra (GEP), and Inspra (collectively, down $165 million);

•
the loss of exclusivity for certain other products and the performance of certain other products such as Lipitor in developed markets and Enbrel internationally (collectively, down approximately $130 million); and

•	the termination of the Spiriva co-promotion collaboration in certain countries (down approximately $70 million).

Income from continuing operations for the first quarter of 2015 was $2.4 billion, compared to $2.3 billion in the first quarter of 2014, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•
lower legal charges (down $694 million) (see the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	lower cost of sales (down $207 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	lower amortization of intangible assets (down $177 million) (see also the “Costs and Expenses––Amortization of Intangible Assets ” section of this MD&A); and

•
lower asset impairments (down $115 million) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),

partially offset by:

•	higher research and development expenses (up $262 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A);

•
a higher effective tax rate (up 2.5 percentage points to 22.9%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
higher charges for business and legal entity alignment activities (up $72 million) (see also the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	higher selling, informational and administrative expenses (up $64 million) (see also the “Costs and Expenses––Selling, Information and Administrative Expenses (SI&A) Expenses” section of this MD&A).

Our Operating Environment

Industry-Specific Challenges

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2014 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition among branded products. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see “The Global Economic Environment” section of this MD&A.

Intellectual Property Rights and Collaboration/Licensing Rights

The loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. We have lost exclusivity for a number of our products in certain markets and we have lost collaboration rights with respect to a number of our alliance products in certain markets, and we expect certain products and alliance products to face significantly increased generic competition over the next few years.

See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2014 Financial Report for information about (i) recent losses and expected losses of product exclusivity impacting product revenues and (ii) recent and expected losses of collaboration rights impacting alliance revenues.

We expect to lose exclusivity for various other products in various markets over the next few years. For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business”, of our 2014 Annual Report on Form 10-K.

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Major Biopharmaceutical Products” and “Revenues––Selected Product Descriptions” sections of this MD&A. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation.

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation, and also known as the Affordable Care Act, or ACA), was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, "Business", of our 2014 Annual Report on Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$233 million in the first quarter of 2015 and $176 million in the first quarter of 2014 recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$32 million of expense in the first quarter of 2015 and $29 million of income in the first quarter of 2014 recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The income in the first quarter of 2014 reflected a favorable true-up associated with the final 2013 invoice received from the federal government, which reflected a lower share than that of the initial 2013 invoice.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

Governments, managed care organizations and other payer groups continue to seek increasing discounts on our products through a variety of means, such as leveraging their purchasing power, implementing price controls, and demanding price cuts (directly or by rebate actions). In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. In the U.S., government activities include:

•
Sustainable Growth Rate Replacement—Until recently the Medicare physician payment formula known as the Sustainable Growth Rate (SGR) was annually overridden by Congressional action because it would have led to dramatic decreases in physician payment. On April 16, 2015, a permanent replacement for the SGR, the Medicare Access and Children's Health Insurance Program Reauthorization Act of 2015, was signed into law. We do not believe the new payment methodology will pose a risk to Pfizer’s revenues or that the offsets identified to fund the replacement will have any direct impact on our business.

•
Deficit Reduction—Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations.

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

The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally.

•
We believe that patients, who are experiencing increases in co-pays and restrictions on access to medicines as payers seek to control costs, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments. We are exposed to negative pricing pressure in various markets around the world. The U.S. has highly competitive insurance markets, and Europe, Japan, China, Canada, South Korea and a number of other international markets have government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs for the government-sponsored healthcare system, particularly under recent global pressures. Furthermore, some government agencies and third-party payers use health technology assessments in ways that, at times, lead to restricted access to and lower prices for new medicines.

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
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K.

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

Commercial Operations

We manage our commercial operations through two distinct businesses: an Innovative Products business and an Established Products business. The Innovative Products business is composed of two operating segments, each of which is led by a single manager––the Global Innovative Pharmaceutical segment (GIP) and the Global Vaccines, Oncology and Consumer Healthcare segment (VOC).The Established Products business consists of the Global Established Pharmaceutical segment (GEP), which is led by a single manager. Each operating segment has responsibility for its commercial activities and for certain in-process research and development (IPR&D) projects for new investigational products and additional indications for in-line products that generally have achieved proof of concept. Each business has a geographic footprint across developed and emerging markets.

Some additional information about each product grouping follows:

•
Global Innovative Pharmaceutical segment––GIP is focused on developing, registering and commercializing novel, value-creating medicines that significantly improve patients’ lives. These therapeutic areas include inflammation, cardiovascular/metabolic, neuroscience and pain, rare diseases and women’s/men’s health and include leading brands, such as Xeljanz,

Eliquis and Lyrica (U.S. and Japan). GIP has a pipeline of medicines in inflammation, cardiovascular/metabolic disease, neuroscience and pain, and rare diseases.

•
Global Vaccines, Oncology and Consumer Healthcare segment––VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Consumer Healthcare manufactures and markets several well known, over-the-counter (OTC) products. Each of the three businesses in VOC operates as a separate, global business with distinct specialization in terms of the science and market approach necessary to deliver value to consumers and patients.

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

GEP is expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. GEP leverages our biologic development, regulatory and manufacturing expertise to seek to advance its biosimilar development portfolio. We may also engage in targeted business development to further enable our commercial strategies.
For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the first quarter of 2015 performance and selected balance sheet information as of December 31, 2014 for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
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
For additional information about R&D by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A. For additional information about our pending new drug applications and supplemental filings, see the “Analysis of the Condensed Consolidated Statements of Income––Product Developments––Biopharmaceutical” section of this MD&A. For additional information about recent transactions and strategic investments that we believe have the potential to advance our pipeline and maximize the value of our in-line products, see the “Our Business Development Initiatives” section of this MD&A.

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
Capital Allocation and Expense Management
We seek to maintain a strong balance sheet and robust liquidity so that we continue to have the financial resources necessary to take advantage of prudent commercial, research and business development opportunities and to directly enhance shareholder value through dividends and share repurchases. For additional information about our financial condition, liquidity, capital resources, share repurchases and dividends, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
We remain focused on achieving an appropriate cost structure for the Company. For additional information about our cost-reduction and productivity initiatives, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.
On February 9, 2015, we entered into and executed an accelerated share repurchase agreement with Goldman, Sachs & Co. to repurchase $5 billion of our common stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. For additional information, see the “Analysis of Financial Condition, Liquidity and Capital Resources––Share-Purchase Plans and Accelerated Share Repurchase Agreement” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and established products, including biosimilars. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Collaborative Arrangements and Equity-Method Investment.

The more significant recent transactions and events are described below.

•
Agreement to Acquire Hospira, Inc. (Hospira)––On February 5, 2015, we announced that we have entered into a definitive merger agreement under which we agreed to acquire Hospira, the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions and the approval of Hospira's shareholders, and is expected to close in the second half of 2015.

•
Collaboration with OPKO Health, Inc. (OPKO)––On December 13, 2014, we entered into a collaborative agreement with OPKO to develop and commercialize OPKO’s long-acting human growth hormone (hGH-CTP) for the treatment of growth hormone deficiency (GHD) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (SGA) who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. The transaction closed on January 28, 2015, upon termination of the waiting period under the Hart-Scott-Rodino Act. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. We have received the exclusive license to commercialize hGH-CTP worldwide. Subject to regulatory approval, OPKO is eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, as well as all postmarketing studies and the commercialization activities for all indications, and lead the manufacturing activities covered by the global development plan.

•
Acquisition of Marketed Vaccines Business of Baxter International Inc. (Baxter)––On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we completed the acquisition of Baxter's portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis.

•
Collaboration with Merck KGaA––On November 17, 2014, we entered into a collaborative agreement with Merck KGaA, to jointly develop and commercialize avelumab, an investigational anti-PD-L1 antibody currently in development as a potential treatment for multiple types of cancer. We and Merck KGaA are exploring the therapeutic potential of this novel anti-PD-L1 antibody as a single agent as well as in various combinations with our and Merck KGaA’s broad portfolio of approved and investigational oncology therapies. Both companies are collaborating on up to 20 high priority immuno-oncology clinical development programs expected to commence in 2015. These clinical development programs include up to six trials (Phase 2 or 3) that could be pivotal for potential product registrations. We and Merck KGaA are also combining resources and expertise to advance Pfizer’s anti-PD-1 antibody into Phase 1 trials. Under the terms of the agreement, we made an upfront payment of $850 million to Merck KGaA and Merck KGaA is eligible to receive regulatory and commercial milestone payments of up to approximately $2.0 billion. Both companies will jointly fund all development and commercialization costs, and split equally any profits generated from selling any anti-PD-L1 or anti-PD-1 products from this collaboration. Also, as part of the agreement, we gave Merck KGaA certain co-promotion rights for Xalkori in the U.S. and several other key markets. In 2014, we recorded $1.2 billion of Research and development expenses associated with this collaborative arrangement, composed of the $850 million upfront cash payment as well as an additional amount of $309 million, reflecting the estimated fair value of the co-promotion rights given to Merck KGaA.

•
Acquisition of InnoPharma, Inc. (InnoPharma)––On September 24, 2014, we completed our acquisition of InnoPharma, a privately-held pharmaceutical development company, for an upfront cash payment of $225 million and contingent milestone payments of up to $135 million.

•
License from Cellectis SA (Cellectis)––On June 18, 2014, we entered into a global arrangement with Cellectis to develop Chimeric Antigen Receptor T-cell immunotherapies in the field of oncology directed at select cellular surface antigen targets. In August 2014, we made an upfront payment of $80 million to Cellectis, which was recorded in Research and development expenses. We will also fund R&D costs associated with 15 Pfizer-selected targets and, for the benefit of Cellectis, a portion of the R&D costs associated with four Cellectis-selected targets within the arrangement. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per product that results from the Pfizer-selected targets. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer.

•
Investment in ViiV Healthcare Limited (ViiV)––On January 21, 2014, the European Commission approved Tivicay (dolutegravir), a product for the treatment of HIV-1 infection, developed by ViiV, an equity-method investee. This approval, in accordance with the agreement between GlaxoSmithKline plc and Pfizer, triggered a reduction in our equity interest in ViiV from 12.6% to 11.7% and an increase in GlaxoSmithKline plc’s equity interest in ViiV from 77.4% to 78.3%, effective April 1, 2014. As a result, in the first quarter of 2014, we recognized a loss of approximately $36 million in Other (income)/deductions––net. We continue to account for our investment in ViiV under the equity method due to the significant influence that we continue to have through our board representation and minority veto rights.

•
Collaboration with Eli Lilly & Company (Lilly)––In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer's tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. On March 23, 2015, Pfizer and Lilly announced that the companies are preparing to resume the Phase 3 clinical program for tanezumab. As a result, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which was recorded as deferred revenue in our condensed consolidated balance sheet as of March 29, 2015 and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. This announcement followed a decision by the FDA to lift the partial clinical hold on the tanezumab development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab. Under the agreement with Lilly, we are eligible to receive certain payments from Lilly upon the achievement of specified regulatory and commercial milestones, including the aforementioned upfront payment of $200 million, which was contingent upon the parties continuing in the collaboration after receipt of the FDA’s response to the submission of the nonclinical data.

•
License of Nexium OTC Rights––In August 2012, we entered into an agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, over-the-counter (OTC) rights for Nexium, a leading prescription drug approved to treat the symptoms of gastroesophageal reflux disease. In connection with this Consumer Healthcare licensing agreement, we made an upfront payment of $250 million to AstraZeneca, which was recorded in Research and development expenses in our consolidated statement of income for the year ended December 31, 2012. On May 27, 2014, we launched Nexium 24HR in the U.S., and on July 11, 2014, we paid AstraZeneca a related $200 million product launch milestone payment; and on August 1, 2014, we launched Nexium Control in Europe, and on September 15, 2014, we paid AstraZeneca a related $50 million product launch milestone payment. These post-approval milestone payments were recorded in Identifiable intangible assets, less accumulated amortization in the consolidated balance sheet and will be amortized over the estimated useful life of the Nexium brand. AstraZeneca is eligible to receive additional milestone payments of up to $300 million, based on the level of worldwide sales as well as royalty payments, based on worldwide sales.

For a description of the more significant recent transactions through February 27, 2015, the filing date of our 2014 Annual Report on Form 10-K, see the “Our Business Development Initiatives” section of our 2014 Financial Report.

Our Financial Guidance for 2015
Our 2015 financial guidance issued on January 27, 2015 was updated on April 28, 2015 solely to reflect changes in foreign exchange rates in relation to the U.S. dollar from mid-January 2015 to mid-April 2015, primarily the weakening of the euro.

The following table provides our financial guidance for full year 2015(a), (b):
Reported revenues	$44.0 to $46.0 billion
(previously $44.5 to $46.5 billion)
Adjusted cost of sales as a percentage of reported revenues	18.5% to 19.5%
Adjusted selling, informational and administrative expenses	$12.8 to $13.8 billion
Adjusted research and development expenses	$6.9 to $7.4 billion
Adjusted other (income)/deductions	Approximately ($500 million) of income
Effective tax rate on adjusted income	Approximately 25.0%
Reported diluted Earnings per Share (EPS)	$1.32 to $1.47
(previously $1.37 to $1.52)
Adjusted diluted EPS	$1.95 to $2.05
(previously $2.00 to $2.10)

The following table provides a reconciliation of 2015 Adjusted income and Adjusted diluted EPS guidance to the 2015 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2015 Guidance(a), (b)
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted income/diluted EPS guidance(b)	$12.2 - $12.8	$1.95 - $2.05
Purchase accounting impacts of transactions completed as of March 29, 2015	(2.5)	(0.41)
Restructuring and implementation costs	(0.8) - (1.1)	(0.13) - (0.18)
Business and legal entity alignment costs	(0.3)	(0.04)
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$8.3 - $9.2	$1.32 - $1.47

(a)	The 2015 financial guidance reflects the following:

•
Does not assume the completion of any business development transactions not completed as of March 29, 2015, including any one-time upfront payments associated with such transactions. Our 2015 financial guidance does not reflect any impact from our proposed acquisition of Hospira, which is expected to close during the second half of 2015.

•	Excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of March 29, 2015.

•
Exchange rates assumed are a blend of the actual exchange rates in effect during the first quarter of 2015 and the mid-April 2015 exchange rates for the remainder of the year. Excludes the impact of a potential devaluation of the Venezuelan bolivar.

•
Guidance for reported revenues reflects the anticipated negative impact of $3.5 billion due to recent and expected generic competition for certain products that have recently lost or are anticipated to soon lose patent protection, partially offset by anticipated revenue growth from certain other products.

•
Guidance for reported revenues also reflects the anticipated negative impact of $3.3 billion as a result of unfavorable changes in essentially all foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2014, which results in an anticipated $0.22 negative impact to 2015 reported and adjusted diluted EPS.

•
Guidance for the effective tax rate on Adjusted income does not assume the renewal of the U.S. research and development (R&D) tax credit. The renewal of the U.S. R&D tax credit is not anticipated to have a material impact on the effective tax rate on Adjusted income.

•
Guidance for reported and adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.25 billion shares, inclusive of share repurchases totaling $6 billion in 2015 composed of $1 billion of shares repurchased through January 30, 2015 and a $5 billion accelerated share repurchase agreement executed on February 9, 2015, partially offset by actual and projected dilution related to employee compensation programs.

(b)	For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

For additional information about our actual and anticipated costs and cost savings associated with our cost-reduction initiatives and our new global commercial structure, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Our 2015 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment” and “Our Strategy” sections of our 2014 Financial Report; and Part I, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014	% Change in Revenues
Three Months Ended
Operating Segments(a):
GIP	$3,075	$3,076	$1,490	$1,327	$1,585	$1,749	—	12	(9)
VOC	2,664	2,174	1,482	1,000	1,182	1,173	23	48	1
GEP	5,014	5,990	1,411	1,904	3,603	4,086	(16)	(26)	(12)
	10,753	11,240	4,383	4,231	6,370	7,008	(4)	4	(9)
Other(b)	111	113	50	43	61	70	(2)	16	(13)
Total revenues	$10,864	$11,353	$4,433	$4,275	$6,430	$7,078	(4)	4	(9)

(a)	GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment.

(b)
Includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes the revenues related to our transitional manufacturing and supply agreements with Zoetis.

See the “Our First Quarter 2015 Performance” section of this MD&A, for a discussion of performance of worldwide revenues.

Geographically,

•	in the U.S., revenues increased $159 million, or 4%, in the first quarter of 2015, compared to the same period in 2014, reflecting, among other things:

◦
the performance of certain key products, including Prevnar 13, Lyrica, Eliquis, Nexium 24HR, Xeljanz, Viagra and the launch of Ibrance (palbociclib) in the U.S. in February 2015 (collectively, up approximately $700 million), partially offset by:

◦	losses of exclusivity and immediate multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $380 million); and

◦	the loss of exclusivity for Zyvox IV and Rapamune, as well as the termination of our Spiriva co-promotion collaboration (collectively, down approximately $140 million).

•
in our international markets, revenues decreased $648 million, or 9%, in the first quarter of 2015 compared to the same period in 2014. Foreign exchange unfavorably impacted international revenues by approximately $739 million, or 10%. Operationally, revenues increased $91 million, or 1%, in the first quarter of 2015, reflecting, among other things:

◦	the operational growth of Prevenar 13, Lipitor, Viagra and Norvasc in emerging markets (up approximately $160 million); and

◦	higher revenues for Eliquis and Xalkori in developed markets (collectively, up approximately $70 million), partially offset by:

◦
lower revenues for Celebrex, Viagra, Lyrica and Inspra as a result of the loss of exclusivity, as well as Enbrel, Lipitor and Norvasc in developed markets (collectively, down approximately $210 million).

During the first quarter of 2015, international revenues represented 59% of total revenues, compared to 62% in the first quarter of 2014. Excluding foreign exchange, international revenues in the first quarter of 2015 represented 62% of total revenues, compared to 61% in the first quarter of 2014.
For additional information about operating segment revenues, see the “Analysis of Operating Segment Information” section of this MD&A.

Revenue Deductions

Our gross product revenues are subject to a variety of deductions, that are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates, chargebacks and sales allowances to government agencies, wholesalers/distributors and managed care organizations with respect to our pharmaceutical products. Those deductions represent estimates of rebates and discounts related to gross sales for the reporting period, and, as such, knowledge and judgment of market conditions and practice are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
Historically, our adjustments of estimates, to reflect actual results or updated expectations, have not been material to our overall business. On a quarterly basis, our adjustments of estimates to reflect actual results generally have been less than 1% of revenues, and have resulted in either a net increase or a net decrease in revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product growth trends.

The following table provides information about deductions from revenues:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Medicare rebates(a)	$221	$240
Medicaid and related state program rebates(a)	280	172
Performance-based contract rebates(a), (b)	465	513
Chargebacks(c)	1,044	833
Sales allowances(d)	903	941
Sales returns and cash discounts	261	241
Total(e)	$3,174	$2,940

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended March 29, 2015, associated with the following segments: GIP ($0.9 billion); VOC ($0.3 billion); and GEP ($1.9 billion). For the three months ended March 30, 2014, associated with the following segments: GIP ($0.7 billion); VOC ($0.2 billion); and GEP ($2.0 billion).

The total rebates and chargebacks for the first quarter of 2015 increased 8% compared to the first quarter of 2014, primarily as a result of:

•
an increase in chargebacks primarily due to products that have lost exclusivity in the U.S. and then as a result of increasing competitive pressures, as well as increases for certain U.S. branded products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs, partially offset by:

•	a decrease in performance-based contract rebates primarily in Europe and the U.S.
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $2.9 billion as of March 29, 2015, of which approximately $1.8 billion is included in Other current liabilities, $229 million is included in Other noncurrent liabilities and approximately $881 million is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.4 billion as of December 31, 2014, of which approximately $2.0 billion is included in Other current liabilities, $300 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Total accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts as of March 29, 2015 decreased by $500 million compared to December 31, 2014, primarily due to the timing of certain Medicare payments in the U.S.

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:
			Three Months Ended
(MILLIONS OF DOLLARS)			March 29, 2015	% Change(b)
PRODUCT	PRIMARY INDICATIONS	Business(a)
Prevnar family(c)	Vaccines for prevention of pneumococcal disease	V	$1,306	41
Lyrica(d)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	GEP/GIP	1,187	3
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	GIP	759	(17)
Lipitor	Reduction of LDL cholesterol	GEP	441	(4)
Viagra(e)	Erectile dysfunction	GEP/GIP	396	6
Zyvox	Bacterial infections	GEP	271	(15)
Norvasc	Hypertension	GEP	252	(9)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	O	242	(10)
Premarin family	Symptoms of menopause	GEP	232	(7)
Celebrex	Arthritis pain and inflammation, acute pain	GEP	205	(67)
Vfend	Fungal infections	GEP	182	3
BeneFIX	Hemophilia	GIP	173	(14)
Pristiq	Depression	GEP	161	(6)
Chantix/Champix	An aid to smoking cessation treatment	GIP	158	7
Genotropin	Replacement of human growth hormone	GIP	138	(17)
Refacto AF/Xyntha	Hemophilia	GIP	120	(17)
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer	O	111	26
Xalatan/Xalacom	Glaucoma and ocular hypertension	GEP	102	(14)
Medrol	Inflammation	GEP	101	(5)
Sulperazon	Antibiotic	GEP	98	12
Xeljanz	Rheumatoid arthritis	GIP	96	85
Inlyta	Advanced renal cell carcinoma (RCC)	O	95	8
Zoloft	Depression and certain anxiety disorders	GEP	86	(15)
Zithromax/Zmax	Bacterial infections	GEP	86	(7)
Relpax	Treats the symptoms of migraine headache	GEP	80	(8)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	GEP	76	22
Fragmin	Anticoagulant	GEP	74	(9)
Tygacil	Antibiotic	GEP	74	—
Effexor	Depression and certain anxiety disorders	GEP	73	(11)
Toviaz	Overactive bladder	GIP	63	1
Revatio	Pulmonary arterial hypertension (PAH)	GEP	63	(18)
Unasyn	Injectable antibacterial	GEP	55	19
Neurontin	Seizures	GEP	55	12
Xanax/Xanax XR	Anxiety disorders	GEP	54	(8)
Rapamune	Prevention of organ rejection in kidney transplantation	GIP	53	(39)
Cardura	Hypertension/Benign prostatic hyperplasia	GEP	52	(22)
Ibrance	Breast cancer	O	38	*
Alliance revenues(f)	Various	GEP/GIP	222	4
All other biopharmaceutical(g)	Various	GIP/GEP/V/O	1,913	(10)
All other GIP(g)		GIP	179	(9)
All other GEP(g)		GEP	1,671	(12)
All other V/O(g)		V/O	63	53

(a)
Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; and GEP = the Global Established Pharmaceutical segment.

(b)	As compared to the three months ended March 30, 2014.

(c)
In the first quarter of 2015, all revenues were composed of Prevnar 13/Prevenar 13. In the first quarter of 2014, revenues were composed of the Prevnar family of products, which included Prevnar 13/Prevenar 13 and, to a much lesser extent, Prevenar (7-valent).

(d)	Lyrica revenues from all of Europe are included in GEP. All other Lyrica revenues are included in GIP.

(e)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(f)	Includes Eliquis (GIP), Rebif (GIP), Spiriva (GEP) and Aricept (GEP).

(g)	All other GIP, All other GEP and All other V/O are subsets of All other biopharmaceutical revenues.
* Calculation not meaningful.

Revenues––Selected Product Descriptions

•
Prevnar/Prevenar 13 (V), is our pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease. Overall, worldwide operational revenues for Prevnar increased 48% in the first quarter of 2015, compared to the same period in 2014. Foreign exchange had an unfavorable impact on worldwide revenues of 7% in the first quarter of 2015, compared to the same period in 2014.

In the U.S., revenues for Prevnar increased 80% in the first quarter of 2015, compared to the same period in 2014, mainly due to continued strong uptake among adults following the positive recommendation from the U.S. Centers for Disease Control and Prevention's (CDC) Advisory Committee on Immunization Practices (ACIP) for use in adults aged 65 and older in the third quarter of 2014 as well as the timing of government purchases for the pediatric indication.
Internationally, operational revenues for Prevenar increased 15% in the first quarter of 2015, compared to the same period in 2014, primarily reflecting the favorable impact of Prevenar's inclusion in additional national immunization programs in certain emerging markets. Foreign exchange had an unfavorable impact on international revenues of 14% in the first quarter of 2015, compared to the same period in 2014.

In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report (MMWR) in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, however, the CDC announced formally that it will conduct this review in 2018. Currently, we are working with a number of U.S. investigators to monitor the proportion of community-acquired pneumonia caused by the serotypes included in Prevnar 13 and continue to observe trends.
In March 2015, the European Commission approved an expanded indication for the use of Prevenar 13 for the prevention of pneumonia caused by the 13 pneumococcal serotypes in the vaccine in adults aged 18 years and older. The Summary of Product Characteristics has also been updated to include efficacy data from our landmark Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA), which demonstrated statistically significant reductions in first episodes of vaccine-type pneumococcal community-acquired pneumonia (CAP), including non-invasive/non-bacteremic CAP, and invasive pneumococcal disease (IPD) in adults aged 65 and older.

•
Lyrica (GIP/GEP) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain countries outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide operational revenues for Lyrica increased 10% in the first quarter of 2015, compared to the same period in 2014. Foreign exchange had an unfavorable impact on worldwide revenues of 7% in the first quarter of 2015, compared to the same period in 2014.

In the U.S., revenues increased 21% in the first quarter of 2015, compared to the same period in 2014, driven by price and volume increases, and investment in effective direct-to-consumer advertising combined with strong field force performance, partially offset by higher rebates.
Internationally, Lyrica operational revenues increased 1% in the first quarter of 2015, compared to the same period in 2014. Foreign exchange had an unfavorable impact on international revenues of 12% in the first quarter of 2015, compared to the same period in 2014.
Worldwide revenues from Lyrica in our GIP segment increased 18% operationally in the first quarter of 2015, and in our GEP segment, revenues from Lyrica decreased 4% operationally in the first quarter of 2015, compared to the same period in 2014.

•
Enbrel (GIP, outside the U.S. and Canada), indicated for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis, a type of arthritis affecting the spine, and nonradiographic axial spondyloarthritis, recorded a decrease in worldwide operational revenues, excluding the U.S. and Canada, of 6% in the first quarter of 2015, compared to the same period in 2014. Results were unfavorably impacted by a change in the distribution channel in the U.K. and the timing of prior year purchases in Japan, partially offset by operational growth in emerging markets. Foreign exchange had an unfavorable impact of 11% in the first quarter of 2015, compared to the same period in 2014.

•
Lipitor (GEP) is indicated for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor faces generic competition in all major developed markets. Branded Lipitor recorded worldwide revenues of $441 million, or an operational increase of 2% in the first quarter of 2015, compared to the same period in 2014, primarily due to strong volume growth in China resulting from reallocation of field force and promotional efforts, partially offset by brand erosion due to generic competition and increased payer pressure worldwide. Foreign exchange had an unfavorable impact of 6% in the first quarter of 2015, compared to the same period in 2014.
In the U.S., revenues decreased 21% in the first quarter of 2015, compared to the same period in 2014, primarily due to lower volumes and unfavorable pricing.
In our international markets, operational revenues increased 5% in the first quarter of 2015, compared to the same period in 2014, primarily due to strong volume growth in China, partially offset by brand erosion due to generic competition and increased payer pressure worldwide. Foreign exchange had an unfavorable impact on international revenues of 6% in the first quarter of 2015, compared to the same period in 2014.

•
Viagra (GEP/GIP) is indicated for the treatment for erectile dysfunction. Viagra worldwide operational revenues increased 10% in the first quarter of 2015, compared to the same period in 2014, primarily due to strong operational performance in the U.S. and emerging markets. International (GEP) operational revenues decreased 1% in the first quarter of 2015, compared to the same period in 2014, primarily due to the impact of generic competition in Europe and developed Asia, partially offset by strong operational performance in Russia and China. Foreign exchange had an unfavorable impact on international revenues of 11% in the first quarter of 2015, compared to the same period in 2014. Revenues in the U.S. (GIP) increased 16% in the first quarter of 2015, compared to the same period in 2014 primarily driven by price increases, favorable changes in wholesaler inventory and higher purchases from the U.S. Department of Veterans Affairs/Department of Defense, partially offset by lower cash and commercial demand resulting from price sensitivity.

•
Zyvox (GEP) is among the world’s best-selling branded agents used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide operational revenues decreased 10% in the first quarter of 2015, compared to the same period in 2014, due to Zyvox IV generic competition beginning in the U.S. in January 2015, partially offset by solid growth in emerging markets. Foreign exchange had an unfavorable impact of 5% in the first quarter of 2015, compared to the same period in 2014.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide operational revenues decreased 3% in the first quarter of 2015 compared to the same period in 2014, and reflects, among other factors, erosion of generics in Japan, partially offset by strong volume growth in China. Foreign exchange had an unfavorable impact of 6% in the first quarter of 2015, compared to the same period in 2014.

•
Sutent (O) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide operational revenues were relatively flat in the first quarter of 2015, compared to the same period in 2014, primarily due to continued competitive pressure in the developed markets, offset by strong operational performance in emerging markets. Foreign exchange had an unfavorable impact of 10% in the first quarter of 2015, compared to the same period in 2014.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide operational revenues decreased 6% in the first quarter of 2015, compared to the same period in 2014. Revenues in the U.S. were unfavorably impacted by prescription volume declines for Premarin Family Oral brands, partially offset by price increases.

•
Celebrex (GEP), indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded a decrease in worldwide operational revenues of 64% in the first quarter of 2015, compared to the same period in 2014, primarily driven by the loss of exclusivity and immediate launch of multi-source generic competition in the U.S. (December 2014) and in most other developed markets. Foreign exchange had an unfavorable impact of 3% in the first quarter of 2015, compared to the same period in 2014.

In the U.S., revenues decreased 95% in the first quarter of 2015, compared to the same period in 2014, primarily driven by the loss of exclusivity and immediate launch of multi-source generic competition in the U.S. in December 2014.
Internationally, Celebrex operational revenues decreased 10% in the first quarter of 2015, compared to the same period in 2014 driven by the loss of exclusivity and immediate launch of multi-source generic competition in most other developed markets partially offset by volume growth in Japan (strong performance in the low back pain and osteoarthritis indications), South Korea (maintaining share despite competition), and emerging markets. Foreign exchange had an unfavorable impact on international revenues of 8% in the first quarter of 2015, compared to the same period in 2014.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong hemophilia bleeding disorders. BeneFIX worldwide operational revenues decreased 7% in the first quarter of 2015, compared to the same period in 2014, primarily as a result of the erosion of market share in the U.S. due to the launch of new extended half-life treatment options. Foreign exchange had an unfavorable impact on revenues of 7% in the first quarter of 2015, compared to the same period in 2014.
ReFacto AF/Xyntha recorded an 8% decrease in worldwide operational revenues in the first quarter of 2015, compared to the same period in 2014, as a result of price erosion in the U.K. and Australia. Foreign exchange had an unfavorable impact on revenues of 9% in the first quarter of 2015, compared to the same period in 2014.

•
Pristiq (GEP) is indicated for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been indicated for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded a decrease in worldwide operational revenues of 4% in the first quarter of 2015, compared to the same period in 2014, primarily due to a decline in the U.S. market share, partially offset by prescription growth in the developed international markets, primarily including Spain, Canada and Australia. Foreign exchange had an unfavorable impact on revenues of 2% in the first quarter of 2015, compared to the same period in 2014.

•
Chantix/Champix (GIP) is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide operational revenues increased 12% in the first quarter of 2015, compared to the same period in 2014. Revenues in the U.S. increased 12% in the first quarter of 2015, compared to the same period in 2014, primarily due to higher demand, price increases and a steadily improving willingness by payers to cover the cost of this medicine in response to the requirements of the Affordable Care Act, partially offset by intensified competition by electronic cigarettes and over-the-counter nicotine replacement therapies (NRT). International operational revenues increased 12% in the first quarter of 2015, compared to the same period in 2014, primarily due to a shift from a two week to a four week starter pack in Canada, a significant tobacco tax increase in Korea and the timing of Champix purchases by the Ministry of Health in Turkey, partially offset by declines in the U.K. and Belgium due to strong competitive pressure from aggressive NRT consumer promotion and the widespread availability of e-cigarettes as well as low Champix inventory levels in Brazil, which have been resolved. Foreign exchange had an unfavorable impact on international revenues of 12% in the first quarter of 2015, compared to the same period in 2014.

•
Xalkori (O) is indicated for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive, and is now approved in 86 countries, including the U.S., EU (conditional), Japan, South Korea, Canada, Australia and Switzerland, as well as in many emerging markets, including China, Russia, Mexico, India and Turkey. Xalkori recorded worldwide revenues of $111 million in the first quarter of 2015, an operational increase of 34%, compared to the same period in 2014, as a result of (i) an increase in diagnostic rates for the ALK gene mutation, which has led to more patients being treated, and (ii) price increases in the U.S. Foreign exchange had an 8% unfavorable impact in the first quarter of 2015, compared to the same period in 2014.

•
Xeljanz (GIP) is indicated in the U.S. for the treatment of adult patients with moderate to severe active rheumatoid arthritis and is approved for use as a second-line therapy for the treatment of adult patients with moderate to severe active rheumatoid arthritis (after traditional disease-modifying antirheumatic drugs) in more than 40 markets including the U.S., Japan, Australia, Canada, Switzerland and Brazil. Xeljanz recorded an increase in worldwide operational revenues of 87% in the first quarter of 2015, compared to the same period in 2014, primarily in the U.S., driven by continued growth through rheumatologist acceptance and consumer awareness. Foreign exchange had a 2% unfavorable impact in the first quarter of 2015, compared to the same period in 2014.

•
Inlyta (O), indicated for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment, is now approved in 81 countries, including the U.S., EU, Switzerland, Japan, Canada, Australia and South Korea (exact indications vary by region). Worldwide operational revenues increased 16% in the first quarter of 2015, compared to the same period in 2014, primarily due to increased market share. Revenues in the U.S. increased 10% in the first quarter of 2015, compared to the same period in 2014, primarily due to increased market share and price increases in January 2015. International operational revenues increased 22% in the first quarter of 2015, compared to the same period in 2014, primarily due to strong growth in developed markets in Europe, where a large proportion of oncologists are prescribing Inlyta. Foreign exchange had an unfavorable impact on international revenues of 15% in the first quarter of 2015, compared to the same period in 2014.

•
Ibrance (O), indicated as a first-line treatment for certain forms of advanced breast cancer, was approved and launched in the U.S. in February 2015. Ibrance recorded Worldwide revenues of $38 million in the first quarter of 2015.

•	Alliance revenues (GEP/GIP) increased 10% operationally worldwide in the first quarter of 2015, compared to the same period in 2014, mainly due to:

◦	an increase in Eliquis alliance revenues,

partially offset by:

◦
the termination of the co-promotion collaboration for Spiriva (GEP) in most developed markets, which resulted in an operational decrease in Pfizer's share of Spiriva revenues of $75 million in the first quarter of 2015, compared to the same period in 2014.

•
Eliquis (apixaban) (GIP) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). The two companies share commercialization expenses and profit/losses equally on a global basis. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients. Eliquis (apixaban) is approved for multiple indications in major markets around the world:

◦	to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation (NVAF);

◦	for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE following initial therapy; and

◦	for the prophylaxis of DVT, which may lead to PE, in patients who have undergone hip or knee replacement surgery.
The NOAC class penetration continues to expand across key markets. Eliquis market share also continues to increase among cardiologists, and as of January 2015, it has become the most prescribed oral anticoagulant in new to brand prescriptions among cardiologists in the U.S., Japan, and several other major markets. Eliquis share uptake with primary care physicians has also been strong.

•
Embeda (GIP)—In October 2014, the FDA approved an updated label for Embeda extended release capsules, for oral use, to include abuse-deterrence study data. Embeda is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Embeda became available in the U.S. in February 2015.

See the “Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2014 Financial Report for information regarding the expiration of various contract rights relating to Spiriva, Aricept, Enbrel and Rebif.
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

A comprehensive update of Pfizer's development pipeline was published on April 28, 2015 and is available at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Ibrance (Palbociclib)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the first-line treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-) advanced breast cancer
February 2015
Trumenba (MnB rLP2086)	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	October 2014
Eliquis (Apixaban)(a)	Treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE	August 2014

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with Bristol-Myers Squibb.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
ALO-02 (oxycodone HCI/ naltrexone/HCI)	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	February 2015
Xeljanz (Tofacitinib)	Treatment of adult patients with moderate to severe chronic plaque psoriasis	February 2015
Tafamidis meglumine(a)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Celebrex (Celecoxib)(b)	Chronic pain	October 2009
Viviant (Bazedoxifene)(c)	Osteoporosis treatment and prevention	August 2006

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

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

(b)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending while we await the completion of the PRECISION trial, anticipated in 2016, which will inform our next steps. There are no additional granted patents related to this potential approval. The PRECISION trial is designed to assess the relative long-term cardiovascular safety of Celebrex compared to prescription doses of ibuprofen and naproxen in the treatment of arthritis pain.

(c)
NDAs for Viviant (bazedoxifene) for treatment and prevention of post-menopausal osteoporosis remain pending before the FDA. In February 2008, the FDA advised it expected to convene an advisory committee pending responses to the “approvable letters” received in December 2007 and May 2008 with respect to the NDAs. In view of the approval of Duavee (conjugated estrogens/bazedoxifene), we continue to assess next steps for Viviant.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xeljanz (Tofacitinib)	Application filed in Japan for treatment of psoriasis vulgaris and psoriatic arthritis with inadequate response to existing therapies	—	March 2015
Eliquis (Apixaban)(a)	Application filed in Japan for treatment of venous thromboembolism	—	February 2015
Xalkori (Crizotinib)	Application filed in the EU for first line treatment of ALK-positive non-small cell lung cancer	—	January 2015
Duavive (Conjugated Estrogens/Bazedoxifene)	Approval in the EU for treatment of estrogen deficiency symptoms in postmenopausal women with a uterus (with at least 12 months since the last menses) for whom treatment with progestin-containing therapy is not appropriate	December 2014	—
Effexor SR (Venlafaxine HCl)	Application filed in Japan for treatment of depression/depressed state	—	December 2014
Bosulif (Bosutinib)	Approval in Japan for treatment of previously treated chronic myelogenous leukemia	September 2014	—
Eliquis (Apixaban)(a)	Approval in the EU for treatment of DVT and PE, and prevention of recurrent DVT and PE in adults	July 2014	—
Prevenar 13 Adult	Approval in Japan for prevention of pneumococcal disease caused by Streptococcus pneumoniae serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in adults 65 years of age and older	June 2014	__

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Bosulif (Bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (Axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group
Ibrance (Palbociclib)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the first-line treatment of patients with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-) advanced breast cancer (ex-U.S.), as well as for the treatment of recurrent advanced breast cancer and, in collaboration with the German Breast Group, high-risk early breast cancer

Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Tofacitinib(a)	Treatment of psoriasis (ex-US), ulcerative colitis, psoriatic arthritis, and QD MR (once-a-day) dosing
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

(a)	We are currently conducting pivotal Phase 1 studies with registrational intent for Tofacitinib QD.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
Bococizumab	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ Pharmaceuticals Group

Ertugliflozin	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
Trumenba	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age (ex-U.S.)
avelumab (PF-06834635) (MSB0010718C)
A monoclonal antibody that inhibits PD-L1 for the treatment of stage IIIb/IV non-small cell lung cancer that has progressed after a platinum-containing doublet, which is being developed in collaboration with Merck KGaA, Germany

PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency (GHD) in adults, which is being developed in collaboration with OPKO Health, Inc.
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(c)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(d)	A potential biosimilar to Avastin® (bevacizumab)
Tanezumab(e)	An anti-nerve growth factor monoclonal antibody for the treatment of pain

(a)	Remicade® is a registered trademark of Janssen Biotech, Inc.

(b)	Herceptin® is a registered trademark of Genentech, Inc.

(c)	Rituxan® is a registered trademark of Biogen Idec, Inc.

(d)	Avastin® is a registered trademark of Genentech, Inc.

(e)
In March 2015, we and our alliance partner, Eli Lilly and Company, announced that we are preparing to resume the Phase 3 program for tanezumab. This announcement followed a decision by the FDA to lift the partial clinical hold on the tanezumab development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab. A partial clinical hold had been in place for tanezumab since December 2012 due to adverse changes in the sympathetic nervous system of mature animals.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Cost of sales	$1,838	$2,045	(10)
As a percentage of Revenues	16.9%	18.0%

Cost of sales decreased 10% in the first quarter of 2015, compared to the same period in 2014, primarily due to:

•	favorable foreign exchange of 14%; and

•	to a lesser extent, a decrease in the costs to implement cost-reduction/productivity initiatives, partially offset by:

•	an unfavorable change in product mix resulting from the impact of losses of exclusivity; and

•	an increase in sales volume.
The decrease in Cost of sales as a percentage of revenues in the first quarter of 2015, compared to the same period in 2014, is primarily due to:

•	favorable foreign exchange; and

•	to a lesser extent, a decrease in the costs to implement cost-reduction/productivity initiatives, partially offset by:

•	an unfavorable change in product mix.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Selling, informational and administrative expenses	$3,104	$3,040	2
As a percentage of Revenues	28.6%	26.8%

SI&A expenses increased 2% in the first quarter of 2015, compared to the same period in 2014, primarily due to:

•	increased investments to support several recent product launches and other in-line products; and

•
a higher cost for the Branded Prescription Drug Fee compared to the same period in 2014, as SI&A expenses for the first quarter of 2014 were favorably impacted by a reduction related to a true-up of the 2013 fee payable to the federal government under the U.S. Healthcare Legislation based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs, partially offset by:

•	the favorable impact of foreign exchange of 5%; and

•	lower expenses for field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives.

Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Research and development expenses	$1,885	$1,623	16
As a percentage of Revenues	17.4%	14.3%

R&D expenses increased 16% in the first quarter of 2015, compared to the same period in 2014, primarily due to the $295 million upfront payment to OPKO in the first quarter of 2015 associated with a worldwide development and commercialization agreement.

See also the “Analysis of Operating Segment Information” section of this MD&A.

Amortization of Intangible Assets

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Amortization of intangible assets	$940	$1,117	(16)
As a percentage of Revenues	8.6%	9.8%
Amortization of intangible assets decreased 16% in the first quarter of 2015, compared to the same period in 2014, primarily due to assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Restructuring charges and certain acquisition-related costs	$60	$58	3
Total additional depreciation—asset restructuring	18	74	(75)
Total implementation costs	48	32	50
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$127	$164	(23)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

Costs associated with acquisitions and cost-reduction/productivity initiatives decreased 23% in the first quarter of 2015, compared to the same period in 2014, primarily due to lower additional depreciation—asset restructuring, partially offset by higher costs to implement certain cost-reduction/productivity initiatives.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We also have an ongoing manufacturing plant network rationalization and optimization initiative underway. For information about our current programs and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

The expected ongoing annual cost savings associated with our current programs, in the aggregate, are estimated to be approximately $2.5 billion by the end of 2016. The expected costs and cost savings in 2015 associated with these activities are reflected in our financial guidance for 2015. See also the “Our Financial Guidance for 2015” section of this MD&A.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Other (income)/deductions––net	$(46)	$623	*

For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

PROVISION FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Provision for taxes on income	$706	$582	21
Effective tax rate on continuing operations	22.9%	20.4%

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

ADJUSTED INCOME
General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, and certain components of Adjusted income, in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, consumer healthcare (OTC) products, and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the "Adjusted Income––General Description of Adjusted Income Measure" section of our 2014 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Revenues, Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. The Adjusted income measure and the Adjusted income component measures are not, and should not be viewed as, a substitute for U.S. GAAP net income or U.S. GAAP net income components.

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

•
senior management’s annual compensation is derived, in part, using this Adjusted income measure. See the "Adjusted Income––General Description of Adjusted Income Measure" section of our 2014 Financial Report for additional information.

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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2015 and 2014 below.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the disposal of such operations.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our new global commercial structure reorganization and our other non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended March 29, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$10,864	$—	$—	$—	$—	$10,864
Cost of sales	1,838	(1)	(9)	—	(21)	1,807
Selling, informational and administrative expenses	3,104	1	—	—	(28)	3,078
Research and development expenses	1,885	1	—	—	(10)	1,877
Amortization of intangible assets	940	(906)	—	—	—	34
Restructuring charges and certain acquisition-related costs	60	—	(14)	—	(46)	—
Other (income)/deductions––net	(46)	2	—	—	(123)	(167)
Income from continuing operations before provision for taxes on income	3,082	903	23	—	228	4,235
Provision for taxes on income(b)	706	261	6	—	61	1,033
Income from continuing operations	2,376	641	17	—	167	3,201
Discontinued operations––net of tax	5	—	—	(5)	—	—
Net income attributable to noncontrolling interests	6	—	—	—	—	6
Net income attributable to Pfizer Inc.	2,376	641	17	(5)	167	3,196
Earnings per common share attributable to Pfizer Inc.––diluted	0.38	0.10	—	—	0.03	0.51
See end of tables for notes (a) and (b).

	Three Months Ended March 30, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$11,353	$—	$—	$—	$(57)	$11,296
Cost of sales	2,045	69	(6)	—	(122)	1,986
Selling, informational and administrative expenses	3,040	—	—	—	(20)	3,020
Research and development expenses	1,623	—	—	—	(11)	1,612
Amortization of intangible assets	1,117	(1,076)	—	—	—	41
Restructuring charges and certain acquisition-related costs	58	—	(24)	—	(34)	—
Other (income)/deductions––net	623	(1)	—	—	(886)	(264)
Income from continuing operations before provision for taxes on income	2,847	1,008	30	—	1,016	4,901
Provision for taxes on income(b)	582	288	9	—	348	1,227
Income from continuing operations	2,265	720	21	—	668	3,674
Discontinued operations––net of tax	73	—	—	(73)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,329	720	21	(73)	668	3,665
Earnings per common share attributable to Pfizer Inc.––diluted	0.36	0.11	—	0.01	0.10	0.57

(a)	For details of adjustments, see “Details of Income Statement Items Excluded from Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 24.4% in the first quarter of 2015, compared with 25.0% in the first quarter of 2014. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decrease in the favorable impact of the resolution of certain tax positions pertaining to prior years, primarily with various foreign tax authorities.

Details of Income Statement Items Excluded from Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Purchase accounting adjustments
Amortization, depreciation and other(a)	$901	$1,077
Cost of sales	1	(69)
Total purchase accounting adjustments––pre-tax	903	1,008
Income taxes(b)	(261)	(288)
Total purchase accounting adjustments––net of tax	641	720
Acquisition-related costs
Restructuring charges(c)	(4)	6
Transaction costs(c)	5	—
Integration costs(c)	13	18
Additional depreciation––asset restructuring(d)	9	6
Total acquisition-related costs––pre-tax	23	30
Income taxes(e)	(6)	(9)
Total acquisition-related costs––net of tax	17	21
Discontinued operations
Discontinued operations––net of tax(f)	(5)	(73)
Discontinued operations––net of tax, attributable to noncontrolling interests	—	—
Total discontinued operations––net of tax, attributable to Pfizer Inc.	(5)	(73)
Certain significant items
Restructuring charges(g)	46	34
Implementation costs and additional depreciation––asset restructuring(h)	58	100
Certain legal matters, net(i)	—	694
Certain asset impairments(i)	—	114
Business and legal entity alignment costs(j)	101	29
Other(k)	23	45
Total certain significant items––pre-tax	228	1,016
Income taxes(l)	(61)	(348)
Total certain significant items––net of tax	167	668
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$820	$1,336

(a)	Included primarily in Amortization of intangible assets.

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

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. Included in Cost of sales for both the three months ended March 29, 2015 and March 30, 2014.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(f)	Included in Discontinued operations––net of tax. For the three months ended March 30, 2014, represents post-close adjustments.

(g)
Amounts relate to our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts relate to our cost-reduction/productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the three months ended March 29, 2015, included in Cost of sales ($22 million), Selling, informational and administrative expenses ($26 million) and Research and development expenses ($10 million). For the three months ended March 30, 2014, included in Cost of sales ($74 million), Selling, informational and administrative expenses ($15 million) and Research and development expenses ($11 million).

(i)	Included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)	Included in Other (income)/deductions––net. Represents expenses for planning and implementing changes to align our operations and reporting for our business segments established in 2014.

(k)	Virtually all included in Other (income)/deductions––net.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our three operating segments—the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and the "Selected Balance Sheet Information by Operating Segment" sections of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(d)	GAAP Reported
(MILLIONS OF DOLLARS)
First Quarter of 2015
Revenues	$3,075	$2,664	$5,738	$5,014	$111	$10,864	$—	$10,864
Cost of sales	342	424	766	917	124	1,807	31	1,838
Selling, informational and administrative expenses	808	595	1,403	704	971	3,078	27	3,104
Research and development expenses	623	193	816	134	927	1,877	8	1,885
Amortization of intangible assets	11	12	24	10	—	34	906	940
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	60	60
Other (income)/deductions––net	(220)	(25)	(245)	(7)	85	(167)	121	(46)
Income from continuing operations before provision for taxes on income	$1,511	$1,464	$2,975	$3,256	$(1,997)	$4,235	$(1,153)	$3,082
See end of tables for notes (a) through (d).

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(d)	GAAP Reported
First Quarter of 2014
Revenues	$3,076	$2,174	$5,250	$5,990	$56	$11,296	$57	$11,353
Cost of sales	415	409	824	1,025	137	1,986	59	2,045
Selling, informational and administrative expenses	765	531	1,296	837	887	3,020	20	3,040
Research and development expenses	394	184	578	138	896	1,612	11	1,623
Amortization of intangible assets	11	4	15	25	1	41	1,076	1,117
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	58	58
Other (income)/deductions––net	(276)	(11)	(287)	(84)	107	(264)	887	623
Income from continuing operations before provision for taxes on income	$1,767	$1,057	$2,824	$4,049	$(1,972)	$4,901	$(2,054)	2,847

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Total Innovative Products represents the sum of the GIP and VOC segments.

(c)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (d) below) that are managed outside our three operating segments and includes the following:

	Quarter Ended March 29, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$111	$—	$—	$—	$—	$111
Cost of sales	86	—	—	22	15	124
Selling, informational and administrative expenses	3	—	26	936	6	971
Research and development expenses	1	688	6	230	3	927
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(29)	—	98	17	85
Income from continuing operations before provision for taxes on income	$21	$(659)	$(32)	$(1,287)	$(41)	$(1,997)

	Quarter Ended March 30, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$56	$—	$—	$—	$—	$56
Cost of sales	36	—	—	11	90	137
Selling, informational and administrative expenses	3	—	24	851	9	887
Research and development expenses	1	663	6	220	6	896
Amortization of intangible assets	1	—	—	—	—	1
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(11)	—	118	—	107
Income from continuing operations before provision for taxes on income	$15	$(652)	$(30)	$(1,200)	$(105)	$(1,972)

(i)
PCS—the revenues and costs of Pfizer CentreSource (PCS), our contract manufacturing and bulk pharmaceutical chemical sales operation. In the first quarter of 2015, PCS revenues also include revenues related to our transitional manufacturing and supply agreements with Zoetis.

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

(vi)
See the "Analysis of Operating Segment Information" section of Pfizer's 2014 Financial Report for certain qualitative information about our Other costs. This information will be provided on an annual basis.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive, unusual items that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP Adjusted measure of performance, see the “Adjusted Income” section of this MD&A.

Global Innovative Pharmaceutical Operating Segment

•
Revenues were relatively flat in the first quarter of 2015, compared to the same period in 2014. Foreign exchange had an unfavorable impact of 7% on GIP revenues in the first quarter of 2015, compared to the same period in 2014. Operational revenues increased by 7%, primarily due to:

◦	strong operational growth from Lyrica, primarily in the U.S. and Japan (up approximately $130 million); and

◦	strong operational performance from recently launched products, including Eliquis globally and Xeljanz, primarily in the U.S. (up approximately $170 million), partially offset by:

◦	generic competition for Rapamune in the U.S., which began in October 2014 (down approximately $30 million).
Total GIP revenues from emerging markets were $337 million in the first quarter of 2015, compared to $357 million in the first quarter of 2014.

•
Cost of sales as a percentage of Revenues decreased in the first quarter of 2015, compared to the same period in 2014, primarily driven by favorable foreign exchange and an increase in alliance revenue, which has no associated cost of sales. The decrease in Cost of sales of 18% in the first quarter of 2015, compared to the same period in 2014, was primarily driven by favorable foreign exchange and, to a lesser extent, by a favorable change in product mix.

•
Selling, informational and administrative expenses increased 6% in the first quarter of 2015, compared to the same period in 2014, reflecting additional investment in recently launched products and certain in-line products, partially offset by favorable foreign exchange.

•
Research and development expenses increased 58% in the first quarter of 2015, compared to the same periods in 2014, reflecting incremental investment in collaborations, primarily the $295 million upfront payment to OPKO , partially offset by lower clinical trial expenses as a result of the completion of Phase 3 studies and post marketing commitments for certain products.

•
The unfavorable change in Other (income)/deductions––net in the first quarter of 2015, compared to the same period in 2014, primarily reflects a decrease in royalty income and a decrease in our share in the income of certain equity method investments.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

•	Revenues increased 23% in the first quarter of 2015, compared to the same period in 2014, which includes an increase in operational revenues of 29%.

◦
Global Vaccines Revenues increased 44% to $1,328 million in the first quarter of 2015, compared to $925 million in the same period in 2014, reflecting an increase in operational revenues of 51%. The increase was primarily due to an 80% increase in Prevnar 13 revenue in the U.S., primarily driven by continued strong uptake among adults following the positive recommendation from the U.S. Centers for Disease Control and Prevention's Advisory Committee on Immunization Practices for use in adults aged 65 and older in the third quarter of 2014, as well as the timing of government purchases for the pediatric indication compared to the same period in 2014. International revenues increased 21% operationally, driven by Prevenar 13, which grew 15% operationally in the first quarter of 2015, primarily reflecting the favorable impact of Prevenar's inclusion in additional national immunization programs in certain emerging markets compared to the same period in 2014, as well as the inclusion in the first quarter of 2015 of revenues associated with the acquisition of Baxter International Inc.'s portfolio of marketed vaccines in Europe.

Foreign exchange had an unfavorable impact of 7% on Vaccines revenues in the first quarter of 2015, compared to the first quarter of 2014.
Total Vaccines revenues from emerging markets were $225 million in the first quarter of 2015, compared to $184 million in the first quarter of 2014.

◦
Global Oncology Revenues increased 8% to $528 million in the first quarter of 2015, compared to $488 million in the same period in 2014, reflecting an increase in operational revenues of 17%, primarily driven by our launch of Ibrance in the U.S. in February 2015 for advanced breast cancer, as well as continued strong underlying demand for Xalkori and Inlyta globally.

Foreign exchange had an unfavorable impact of 9% on Oncology revenues in the first quarter of 2015, compared to the first quarter of 2014.
Total Oncology revenues from emerging markets were $86 million in the first quarter of 2015, compared to $75 million in the first quarter of 2014.

◦
Consumer Healthcare Revenues increased 6% to $808 million in the first quarter of 2015, compared to $761 million in the same period in 2014, reflecting an increase in operational revenues of 12%, primarily due to the launch of Nexium 24HR in the U.S. in late-May 2014, as well as growth in the base business in certain emerging markets.

Foreign exchange had an unfavorable impact of 6% on Consumer Healthcare revenues in the first quarter of 2015, compared to the first quarter of 2014.
Total Consumer Healthcare revenues from emerging markets were $237 million in the first quarter of 2015, compared to $222 million in the first quarter of 2014.

•
Cost of sales as a percentage of Revenues decreased in the first quarter of 2015, compared to the same period in 2014, primarily driven by favorable foreign exchange and a favorable change in product mix. The increase in Cost of sales of 4% in the first quarter of 2015, compared to the same period in 2014, was primarily due to an increase in sales volumes and, to a lesser extent, an increase in royalty expense, largely offset by favorable foreign exchange.

•
Selling informational and administrative expenses increased 12% in the first quarter of 2015, compared to the same period in 2014, primarily driven by promotional expenses for Prevnar 13 adult indication and Nexium 24HR, as well as the launch expenses for Trumenba and Ibrance , partially offset by favorable foreign exchange.

•
Research and development expenses increased 5% in the first quarter of 2015, compared to the same period in 2014, primarily reflecting increased investment in Ibrance program expenses as well as costs associated with our anti-PD-LI alliance with Merck KGaA and other oncology products, partially offset by lower Prevnar 13 adult and Trumenba clinical spend.

Global Established Pharmaceutical Operating Segment

•	Revenues decreased 16%, to $5,014 million in the first quarter of 2015, compared to $5,990 million in the same period in 2014, including a decrease in operational revenues of 10%, primarily due to:

◦
the loss of exclusivity and immediate launch of multi-source generic competition for Celebrex in the U.S. in December 2014 as well as generic competition for Zyvox IV in the U.S. beginning in January 2015 and for Lyrica in certain developed Europe markets beginning in the first quarter of 2015 (aggregate decline of approximately $450 million);

◦	a decline in Lipitor revenues in developed markets as a result of continued generic competition (down approximately $40 million); and

◦
the termination in most countries of the co-promotion collaboration for Spiriva, including in the U.S. (where the collaboration expired in April 2014), which has resulted in a decline in Pfizer’s share of Spiriva revenues (down approximately $70 million), partially offset by:

◦	the strong operational performance in emerging markets, where revenues increased 10% operationally, primarily driven by Lipitor, Viagra and Norvasc (growth of approximately $90 million).
Foreign exchange had an unfavorable impact of 6% on GEP revenues in the first quarter of 2015, compared to the first quarter of 2014.
Total GEP revenues from emerging markets were $1.7 billion in both the first quarter of 2015 and 2014.

•
Cost of sales as a percentage of Revenues increased in the first quarter of 2015, compared to the same period in 2014, primarily due to the impact of losses of exclusivity resulting in an unfavorable change in product mix, partially offset by favorable foreign exchange. The decrease in Cost of sales of 11% in the first quarter of 2015, compared to the same period in 2014, was primarily driven by favorable foreign exchange, partially offset by the unfavorable change in product mix.

•
Selling, informational and administrative expenses decreased 16% in the first quarter of 2015, compared to the same period in 2014, primarily due to lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives, and the favorable impact of foreign exchange, partially offset by a higher cost for the Branded Prescription Drug Fee compared to the prior year.

•
Research and development expenses were largely unchanged in the first quarter of 2015, compared to the same period in 2014, reflecting increased investment in biosimilars development programs, offset by lower clinical trial expenses related to postmarketing commitments, primarily for Celebrex.

•
The unfavorable change in Other (income)/deductions––net in the first quarter of 2015, compared to the same period in 2014, primarily reflects the non-recurrence of prior year gains on the sale of product rights.

SELECTED BALANCE SHEET INFORMATION BY OPERATING SEGMENT

The following table contains selected balance sheet information by operating segment:
	As of December 31, 2014
(MILLIONS OF DOLLARS)	GIP(a), (b)	VOC(a), (b)	GEP(a), (b)	Corporate/ Unallocated(a), (c)	Total Company
Cash and cash equivalents	$—	$—	$—	$3,343	$3,343
Short-term investments	—	—	—	32,779	32,779
Trade accounts receivable, less allowance for doubtful accounts	2,768	1,785	3,947	169	8,669
Inventories	979	1,438	2,883	363	5,663
Current deferred tax assets and other current tax assets	982	732	2,001	783	4,498
Other current assets	459	276	723	1,292	2,750
Total current assets					$57,702

Short term borrowings, including current portion of long-term debt	$—	$—	$—	$5,141	$5,141
Trade accounts payable	1,121	779	1,252	58	3,210
Dividends payable	—	—	—	1,711	1,711
Income taxes payable	—	—	—	531	531
Accrued compensation and related items	597	353	643	248	1,841
Other current liabilities	2,406	1,209	3,346	2,236	9,197
Total current liabilities					$21,631

Other selected balance sheet information:
Noncurrent inventories(d)	$36	$46	$299	$44	$425

(a)
The selected balance sheet information is presented as of December 31, 2014 after all significant intercompany balances and transactions between legal entities have been eliminated. For subsidiaries operating outside the U.S., the selected balance sheet information is included as of November 30, 2014.

The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had any of the operating segments been managed as a standalone company as of, or prior to, December 31, 2014 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for any of the operating segments on a carve-out basis as of December 31, 2014.
The selected balance sheet information by operating segment has been developed for annual disclosure purposes only. We manage our assets and liabilities on a total company basis, not by operating segment, as many of our operating assets are shared or commingled.
Management believes that the selected balance sheet information by operating segment is reasonable.
(b)    The selected balance sheet information for each operating segment has been developed as follows:

•	Trade accounts receivable, less allowance for doubtful accounts––significantly all amounts were derived using specific identification methods.

•
Inventories (including noncurrent portion)–– these amounts were derived using specific identification methods and with respect to shared inventory components, these amounts were derived using proportional allocation methods based on associated manufacturing costs and related product-specific inventory.

•
Current deferred tax assets and other current tax assets––for current deferred tax assets, these amounts were derived by calculating the estimated tax effect of the associated attributed pre-tax amounts; for other current tax assets (prepaid taxes associated with intercompany profits that are eliminated in consolidation), these amounts were derived using proportional allocation methods based on the associated unrealized intercompany profits.

•
Other current assets––a majority of these amounts was derived using proportional allocation methods based on country-specific revenues, or associated costs, as appropriate, and the remaining portion was derived using specific identification methods.

•
Trade accounts payable––the amounts were derived using specific identification methods and, to a lesser extent, using proportional allocation methods based on associated manufacturing costs, certain research and development costs or other operating costs, as appropriate.

•
Accrued compensation and related items––a majority of these amounts were derived using proportional allocation methods based on country specific compensation expenses and, with respect to amounts related to our enabling functions and other supporting functions, based on country-specific revenues and associated operating costs, as appropriate. In addition, to a lesser extent, amounts were derived using specific identification methods.

•
Other current liabilities–– these amounts were derived using specific identification methods or estimates for the amounts associated with each operating segment, as well as proportional allocation methods based on country, global or regional revenue, country specific manufacturing costs, certain research and development costs or other associated operating costs, as appropriate.

(c)	Corporate/Unallocated includes the following line items:

•
Cash and cash equivalents, Short-term investments, Short-term borrowings, including current portion of long-term debt and Dividends payable as these accounts are predominately non-operating financial assets and liabilities. Identification of amounts by operating segment is not meaningful as none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

•	Income taxes payable as this account represents liabilities associated with specific legal entities and none of our operating segments operate as a standalone company with identifiable legal entities.
Corporate/Unallocated also includes portions of the following line items:

•
Trade accounts receivable, less allowance for doubtful accounts, Inventories and Trade accounts payable––the portion of these accounts included as Corporate/Unallocated primarily relates to amounts associated with Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation.

•
Current deferred tax assets and other current tax assets––the portion of these accounts included as Corporate/Unallocated primarily relates to (i) net deferred tax assets associated with pre-tax amounts included in Corporate/Unallocated, primarily deferred tax assets associated with legal and environmental liabilities; and (ii) tax assets associated with specific legal entities as none of our operating segments operate as a standalone company with identifiable legal entities.

•
Other current assets––the portion of these accounts included as Corporate/Unallocated primarily relates to derivative financial instruments. Identification of these amounts by operating segment is not meaningful as none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

•
Accrued compensation and related items––the portion of these accounts included as Corporate/Unallocated primarily relates to our pension and post-retirement benefit obligations associated with former employees. We have not identified any of these amounts with a particular operating segment as these types of liabilities are theoretically funded through accumulated earnings and/or excess cash/investments and none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

•	Other current liabilities––the portion of these accounts included as Corporate/Unallocated primarily relates to:

•
Amounts associated with legal and environmental liabilities. Although some of these amounts may be associated with products sold in our current operating segments, we have not identified any of these amounts with a particular operating segment as these types of liabilities are theoretically funded through accumulated earnings and/or excess cash/investments and none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

•
Accrued interest and derivative financial instruments. Identification of these amounts by operating segment is not meaningful as none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

(d)	Included in Other noncurrent assets on the consolidated balance sheet.
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

All of the changes in our asset and liability accounts as of March 29, 2015, compared to December 31, 2014, generally reflect, among other things, decreases due to changes in foreign currency exchange rates. The following explanations exclude the impact of foreign exchange.

•	For Trade accounts receivable, less allowance for doubtful accounts, the change also reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change also reflects the inventory acquired as part of the acquisition of Baxter's portfolio, recorded at acquisition date fair value, as well as inventory builds in advance of plant shutdowns/product transfers and new product launches, partially offset by planned inventory reductions.

•	For Property, plant and equipment, less accumulated depreciation, the change also reflects depreciation, offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change reflects amortization, partially offset by assets acquired as part of the acquisition of Baxter's portfolio of marketed vaccines. For additional information about our intangible assets, see Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.

•	For Other noncurrent assets, the change also reflects an increase in the receivables associated with our derivative financial instruments.

•	For Trade accounts payable, the change also reflects the timing of purchases and payments in the normal course of business.

•	For Dividends payable, the change reflects the payment of the first-quarter 2015 dividends declared on December 15, 2014.

•	For Other current liabilities, the change also reflects payments of certain legal claims, as well as the timing of other payments and accruals in the normal course of business.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change also reflects, among other things, a $1.0 billion voluntary pension contribution in January 2015. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change also reflects an increase in the payables associated with our derivative financial instruments and, to a lesser extent, the deferral of an upfront payment received from Eli Lilly and Company as part of a collaboration agreement.

For Accumulated other comprehensive loss, the change primarily reflects foreign currency translation adjustments for the first quarter of 2015, primarily the strengthening of the U.S. dollar against the euro, Canadian dollar, Brazilian real, Australian dollar, Mexican peso and U.K. pound.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014	% Change
Cash provided by/(used in):
Operating activities	$685	$2,935	(77)
Investing activities	6,592	(98)	*
Financing activities	(6,982)	(2,133)	*
Effect of exchange-rate changes on cash and cash equivalents	(74)	(25)	*
Net increase in Cash and cash equivalents	$220	$679	(68)

*	Calculation not meaningful.

In the condensed consolidated statements of cash flows, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures is presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets.

Operating Activities

Our net cash provided by operating activities was $685 million in the first quarter of 2015, compared to $2.9 billion in the same period of 2014. The decrease in net cash provided by operating activities reflects a $1.0 billion voluntary pension contribution in January 2015, as well as the timing of other receipts and payments in the ordinary course of business, including payments of certain legal claims.

In the first quarter of 2015 and 2014, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures primarily reflects changes, in the normal course of business, in accounts receivable, inventories, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For the first quarter of 2014, this line item includes the adjustments necessary to reflect the increase in our legal accruals that had not been paid by March 30, 2014, primarily for Neurontin-related matters. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about our legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions-Net.

Investing Activities

Our net cash provided by investing activities was $6.6 billion in the first quarter of 2015, compared to net cash used in investing activities of $98 million in the same period in 2014. The increase in net cash provided by investing activities was primarily attributable to:

•	net redemptions of investments of $7.2 billion in the first quarter of 2015, compared to net purchases of investments of $6.0 million in the first quarter of 2014, partially offset by:

•
cash paid of $678 million, net of cash acquired, primarily for the acquisition of Baxter's portfolio of marketed vaccines in the first quarter of 2015 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Collaborative Arrangements and Equity-Method Investment: Acquisition.)

Financing Activities

Our net cash used in financing activities was $7.0 billion in the first quarter of 2015, compared to $2.1 billion in the same period in 2014. The increase in net cash used in financing activities was primarily attributable to:

•	purchases of common stock of $6.0 billion in the first quarter of 2015, compared to $1.2 billion in the first quarter of 2014, and

•	net payments on borrowings of $140 million in the first quarter of 2015, compared to net proceeds from borrowings of $276 million in the first quarter of 2014, partially offset by:

•	proceeds from the exercise of stock options of $794 million in the first quarter of 2015, compared to $425 million in the first quarter of 2014.

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	March 29, 2015		December 31, 2014
Selected financial assets:
Cash and cash equivalents(a)	$3,563		$3,343
Short-term investments(a)	24,145		32,779
Long-term investments(a)	18,289		17,518
	45,997		53,640
Debt:
Short-term borrowings, including current portion of long-term debt	6,555		5,141
Long-term debt	29,370		31,541
	35,925		36,682
Net financial assets(b)	$10,073		$16,958

Working capital	$29,221		$36,071
Ratio of current assets to current liabilities	2.45	:1	2.67	:1
Total Pfizer Inc. shareholders' equity per common share(c)	$10.94		$11.33

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instruments held.

(b)
Net financial assets decreased as net cash provided by operating activities decreased, and dividend payments and share purchases, among other things, more than offset the net redemptions of investments and proceeds from the exercise of stock options. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.
Agreement to Acquire Hospira, Inc. (Hospira)
On February 5, 2015, we announced that we have entered into a definitive merger agreement under which we agreed to acquire Hospira, the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions and the approval of Hospira's shareholders, and is expected to close in the second half of 2015.

Domestic and International Short-Term Funds

Many of our operations are conducted outside the U.S., and significant portions of our cash, cash equivalents and short-term investments are held internationally. We generally hold up to $10 billion of these short-term funds in U.S. tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the U.S., no accrual for U.S. taxes is provided.

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. There have been improvements in the amount of outstanding accounts receivable balances in excess of one year.

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

As of March 29, 2015, we had about $719 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $78 million, were as follows: $35 million in Italy; $22 million in Spain; $11 million in Portugal; and $10 million in Greece.

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

Our assessments about the recoverability of accounts receivables can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions included in our 2014 Financial Report.

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

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of March 29, 2015, we had access to $8.3 billion of lines of credit, of which $758 million expire within one year. Of these lines of credit, $8.0 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2019, may be used to support our commercial paper borrowings.

See also "Agreement to Acquire Hospira" above.

Global Economic Conditions––General

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

In the first quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate (a combination of the former SICAD I and SICAD II rates, but with no notice of exchanges since February 10, 2015 when reported at 52.1); and, the SIMADI rate of 170 beginning on February 12, 2015 and rising to approximately 190 since then.

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

As of March 29, 2015, our net monetary assets in Venezuela that are subject to revaluation totaled approximately $619 million (remeasured at the 6.3 rate). During the first quarter of 2015, our Revenues from Venezuela totaled approximately $214 million (converted using the 6.3 rate). These amounts may grow in the future.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreement

On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which was exhausted in the first quarter of 2015. On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015.

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, approximately 150 million shares of our common stock were received by us on February 11, 2015. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2015, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment based on the difference between the volume-weighted average price, less a discount, of our common stock during the term of the transaction and the initial $5 billion paid. This agreement was entered into pursuant to our previously announced share repurchase authorization.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreement:

	Three Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	March 29, 2015(a)	March 30, 2014
Shares of common stock purchased	182	38
Cost of purchase	$6.0	$1.2
(a)Includes approximately 150 million shares purchased for $5 billion pursuant to an accelerated share repurchase agreement.

After giving effect to share purchases through March 29, 2015, our remaining share-purchase authorization was approximately $5.5 billion. After repurchasing $6.0 billion of our common stock in the first quarter of 2015, we have already met our 2015 share repurchase target and do not currently expect to repurchase additional shares this year.

Dividends on Common Stock

In April 2015, our Board of Directors declared a dividend of $0.28 per share, payable June 2, 2015, to shareholders of record at the close of business on May 8, 2015.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standard.

Recently Issued Accounting Standards, Not Adopted as of March 29, 2015

The following table provides a brief description of recently issued accounting standards, not yet adopted:
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2014, Financial Accounting Standards Board (FASB) issued amended guidance related to accounting for hybrid financial instruments issued or held as investments.
The new guidance clarifies that for hybrid financial instruments in the form of stock, the assessment of whether the embedded derivative is clearly and closely related to the host instrument must consider the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.
		January 1, 2016	We do not expect that the provisions of this new standard will have any material impact on our consolidated financial statements.
In August 2014, the FASB issued amended guidance related to disclosure of uncertainties about the ability of an entity to continue as a going concern.
The new guidance requires management of all entities to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, as necessary, to provide related footnote disclosures.
		December 31, 2016	We do not expect that the provisions of this new standard will have any impact on our consolidated financial statements.
In May 2014, the FASB issued amended guidance related to revenue from contracts with customers.	The new guidance introduces a new principles-based framework for revenue recognition and disclosure.	January 1, 2017. Early adoption is not permitted.(a)
We have not yet decided on a method of adoption (full retrospective or modified retrospective basis) and we have not yet determined the potential impact, if any, of this standard on our consolidated financial statements.

(a)	In April 2015, the FASB issued an exposure draft to propose a one-year deferral of the effective date.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our recently-announced proposed acquisition of Hospira, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2015” section of this MD&A, the anticipated costs and cost savings set forth in the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, and the contributions that we expect to make from our general assets to the Company's pension and postretirement plans during 2015 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
risks associated with interim data, including the risk that final results of studies for which interim data have been provided and/or additional clinical trials may be different from (including less favorable than) the interim data results and may not support further clinical development of the applicable product candidate or indication;

•
the success of external business-development activities, including the ability to satisfy the conditions to closing of announced transactions in the anticipated timeframe or at all, including our and Hospira’s ability to satisfy the conditions to closing our merger agreement;

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

•
the impact of any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented, and/or any significant additional taxes or fees that may be imposed on the pharmaceutical industry as part of any broad deficit-reduction effort;

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

•
legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access, including, in particular, continued government-mandated price reductions for certain biopharmaceutical products and government-imposed access restrictions in certain countries;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, of the internal separation of our commercial operations into our new operating structure and of our proposed acquisition of Hospira.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements, and are cautioned not to put undue reliance on forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the SEC.

Our 2014 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The operating segment information provided in this report does not purport to represent the revenues, costs and income from continuing operations before provision for taxes on income that each of our operating segments would have recorded had each segment operated as a standalone company during the periods presented. The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had any of the operating segments been managed as a standalone company as of, or prior to, December 31, 2014 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for any of the operating segments on a carve-out basis as of December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2014 Financial Report.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2014 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock during the first fiscal quarter of 2015:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2015 through January 25, 2015	20,375,372	$32.33	19,935,700	$10,871,047,533
January 26, 2015 through February 22, 2015	162,325,149	$33.04	162,046,536	$5,516,045,698
February 23, 2015 through March 29, 2015(b)	4,726,588	$34.45	—	$5,516,045,698
Total	187,427,109	$33.00	181,982,236

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which was exhausted in the first quarter of 2015 (the June 2013 Stock Purchase Plan). On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015 (the October 2014 Stock Purchase Plan). On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, approximately 150 million shares of our common stock were received by us on February 11, 2015. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2015, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment based on the difference between the volume-weighted average price, less a discount, of our common stock during the term of the transaction and the initial $5 billion paid. This agreement was entered into pursuant to Pfizer’s previously announced share repurchase authorization.

(b)
In addition to amounts purchased under the June 2013 Stock Purchase Plan and the October 2014 Stock Purchase Plan, these columns and row reflect the following transactions during the first fiscal quarter of 2015: (i) the surrender to Pfizer of 3,436,561 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 17,187 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; (iii) the surrender to Pfizer of 1,950,684 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; and (iv) the surrender to Pfizer of 40,441 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options.

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

Pfizer Inc.
(Registrant)

Dated:	May 7, 2015	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)