Form 10-Q
period 2015-06-28
PFIZER INC
filed 2015-08-06
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

At August 3, 2015, 6,167,347,758 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues	$11,853	$12,773	$22,717	$24,126
Costs and expenses:
Cost of sales(a)	2,180	2,462	4,018	4,507
Selling, informational and administrative expenses(a)	3,386	3,520	6,491	6,560
Research and development expenses(a)	1,734	1,759	3,620	3,382
Amortization of intangible assets	872	1,001	1,811	2,118
Restructuring charges and certain acquisition-related costs	86	81	146	139
Other (income)/deductions––net	55	(53)	9	570
Income from continuing operations before provision for taxes on income	3,539	4,003	6,621	6,850
Provision for taxes on income	905	1,082	1,610	1,664
Income from continuing operations	2,635	2,921	5,011	5,186
Discontinued operations––net of tax	1	—	6	73
Net income before allocation to noncontrolling interests	2,635	2,921	5,017	5,259
Less: Net income attributable to noncontrolling interests	9	9	14	18
Net income attributable to Pfizer Inc.	$2,626	$2,912	$5,002	$5,241

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.46	$0.81	$0.81
Discontinued operations––net of tax	—	—	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.46	$0.81	$0.82

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.45	$0.80	$0.80
Discontinued operations––net of tax	—	—	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.42	$0.45	$0.80	$0.81

Weighted-average shares––basic	6,159	6,368	6,181	6,379
Weighted-average shares––diluted	6,243	6,444	6,267	6,460
Cash dividends paid per common share	$0.28	$0.26	$0.56	$0.52

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income before allocation to noncontrolling interests	$2,635	$2,921	$5,017	$5,259

Foreign currency translation adjustments, net	$(327)	$233	$(1,635)	$158
Reclassification adjustments(a)	—	—	—	(62)
	(327)	233	(1,635)	96
Unrealized holding gains/(losses) on derivative financial instruments, net	452	1	137	(57)
Reclassification adjustments for realized (gains)/losses(b)	(743)	74	(510)	86
	(291)	75	(373)	29
Unrealized holding gains/(losses) on available-for-sale securities, net	(200)	(15)	(527)	93
Reclassification adjustments for realized (gains)/losses(b)	498	(79)	745	(178)
	299	(94)	218	(85)
Benefit plans: actuarial gains/(losses), net	(9)	(11)	22	(5)
Reclassification adjustments related to amortization(c)	134	49	269	98
Reclassification adjustments related to settlements, net(c)	22	18	62	39
Other	(29)	(9)	130	(26)
	118	47	483	106
Benefit plans: prior service credits and other, net	507	—	506	—
Reclassification adjustments related to amortization(c)	(34)	(18)	(69)	(36)
Reclassification adjustments related to curtailments, net(c)	(7)	15	(17)	11
Other	(2)	—	(2)	(1)
	464	(3)	418	(26)
Other comprehensive income/(loss), before tax	263	258	(890)	120
Tax provision/(benefit) on other comprehensive income/(loss)(d)	228	5	332	(12)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$35	$253	$(1,222)	$132

Comprehensive income before allocation to noncontrolling interests	$2,670	$3,174	$3,795	$5,391
Less: Comprehensive income/(loss) attributable to noncontrolling interests	8	24	(3)	31
Comprehensive income attributable to Pfizer Inc.	$2,663	$3,150	$3,797	$5,360

(a)	Reclassified into Discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	June 28, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$3,670	$3,343
Short-term investments	26,586	32,779
Trade accounts receivable, less allowance for doubtful accounts: 2015—$397; 2014—$412	8,951	8,401
Inventories	5,796	5,663
Current deferred tax assets and other current tax assets	4,263	4,498
Other current assets	2,449	3,019
Total current assets	51,715	57,702
Long-term investments	17,650	17,518
Property, plant and equipment, less accumulated depreciation	11,432	11,762
Identifiable intangible assets, less accumulated amortization	33,424	35,166
Goodwill	41,571	42,069
Noncurrent deferred tax assets and other noncurrent tax assets	1,450	1,544
Other noncurrent assets	3,635	3,513
Total assets	$160,878	$169,274

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$8,394	$5,141
Trade accounts payable	2,930	3,210
Dividends payable	1,726	1,711
Income taxes payable	1,057	531
Accrued compensation and related items	1,646	1,841
Other current liabilities	8,390	9,197
Total current liabilities	24,143	21,631

Long-term debt	26,729	31,541
Pension benefit obligations, net	6,529	7,885
Postretirement benefit obligations, net	1,969	2,379
Noncurrent deferred tax liabilities	24,659	24,981
Other taxes payable	4,359	4,353
Other noncurrent liabilities	5,310	4,883
Total liabilities	93,698	97,652

Preferred stock	28	29
Common stock	458	455
Additional paid-in capital	80,407	78,977
Treasury stock	(79,098)	(73,021)
Retained earnings	73,620	72,176
Accumulated other comprehensive loss	(8,521)	(7,316)
Total Pfizer Inc. shareholders’ equity	66,894	71,301
Equity attributable to noncontrolling interests	286	321
Total equity	67,180	71,622
Total liabilities and equity	$160,878	$169,274
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014
Operating Activities
Net income before allocation to noncontrolling interests	$5,017	$5,259
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,461	2,880
Asset write-offs and impairments	42	189
Adjustment to gain on disposal of discontinued operations	—	(66)
Deferred taxes from continuing operations	(183)	853
Deferred taxes from discontinued operations	—	(2)
Share-based compensation expense	347	281
Benefit plan contributions in excess of expense	(842)	(124)
Other adjustments, net	(194)	(299)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,873)	(1,949)
Net cash provided by operating activities	4,775	7,022

Investing Activities
Purchases of property, plant and equipment	(497)	(570)
Purchases of short-term investments	(16,029)	(21,081)
Proceeds from redemptions/sales of short-term investments	20,483	20,795
Net proceeds from redemptions/sales of short-term investments with original maturities of 90 days or less	3,020	1,399
Purchases of long-term investments	(5,422)	(5,327)
Proceeds from redemptions/sales of long-term investments	3,291	2,947
Acquisitions of businesses, net of cash acquired	(679)	—
Acquisitions of intangible assets	(12)	(56)
Other investing activities, net	333	288
Net cash provided by/(used in) investing activities	4,487	(1,605)

Financing Activities
Proceeds from short-term borrowings	2,022	1
Principal payments on short-term borrowings	(10)	(7)
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	481	(2,692)
Proceeds from issuance of long-term debt	—	4,491
Principal payments on long-term debt	(3,002)	(752)
Purchases of common stock	(6,000)	(2,520)
Cash dividends paid	(3,483)	(3,320)
Proceeds from exercise of stock options	981	583
Other financing activities, net	154	43
Net cash used in financing activities	(8,857)	(4,173)
Effect of exchange-rate changes on cash and cash equivalents	(78)	(21)
Net increase in cash and cash equivalents	327	1,223
Cash and cash equivalents, beginning	3,343	2,183
Cash and cash equivalents, end	$3,670	$3,406

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,124	$1,068
Interest	914	996
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the United States (U.S.) Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted.

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 24, 2015 and May 25, 2014.

In the condensed consolidated balance sheet as of December 31, 2014, we performed certain reclassifications to conform to current period presentation, none of which were material to our financial statements.

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Pfizer Inc. and its subsidiaries.

On February 5, 2015, we announced that we entered into a definitive merger agreement under which we agreed to acquire Hospira, Inc. (Hospira), the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions, and is expected to close in the second half of 2015. On May 13, 2015, Hospira shareholders voted in favor of the proposal to adopt the merger agreement, which was also a condition to closing the transaction. On August 4, 2015, the European Commission approved the transaction under the European Union (EU) Merger Regulation. The European Commission’s decision includes our commitment to divest certain assets in the EU.

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

B. Adoption of New Accounting Standard

We adopted a new accounting and disclosure standard as of January 1, 2015 that limits the presentation of discontinued operations to when the disposal of the business operation represents a strategic shift that has had or will have a major effect on our operations and financial results. This new standard is applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We did not have any disposals within the scope of this new standard and, therefore, there were no impacts to our condensed consolidated financial statements.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisition, Collaborative Arrangements, Equity-Method Investment and Cost-Method Investment

A. Acquisition

Marketed Vaccines Business of Baxter International Inc. (Baxter)
On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we completed the acquisition of Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis. In connection with this acquisition, we recorded $376 million in Identifiable intangible assets, primarily consisting of $371 million in Developed technology rights. We also recorded $194 million of Inventories and $12 million in Goodwill. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

B. Collaborative Arrangements

Collaboration with Eli Lilly & Company (Lilly)

In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer’s tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. On March 23, 2015, Pfizer and Lilly announced that the companies are preparing to resume the Phase 3 clinical program for tanezumab. As a result, on March 27, 2015, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which is recorded as deferred income in our condensed consolidated balance sheet and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. This announcement followed a decision by the U.S. Food and Drug Administration (FDA) to lift the partial clinical hold on the tanezumab development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab. Under the collaboration agreement with Lilly, we are eligible to receive additional payments from Lilly upon the achievement of specified regulatory and commercial milestones.

Collaboration with OPKO Health, Inc. (OPKO)
On December 13, 2014, we entered into a collaborative agreement with OPKO to develop and commercialize OPKO’s long-acting human growth hormone (hGH-CTP) for the treatment of growth hormone deficiency (GHD) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (SGA) who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. We have received the exclusive license to commercialize hGH-CTP worldwide. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which include Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, all postmarketing studies, manufacturing and commercialization activities for all indications, and we will lead the manufacturing activities related to product development. The transaction closed on January 28, 2015, upon termination of the waiting period under the Hart-Scott-Rodino Act. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. OPKO is also eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD, which is subject to regulatory approval. Upon the launch of hGH-CTP for Pediatric GHD, which is subject to regulatory approval, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Cost-Method Investment

AM-Pharma B.V. (AM-Pharma)

On April 9, 2015, we acquired a minority equity interest in AM-Pharma, a privately held Dutch biopharmaceutical company focused on the development of recombinant human Alkaline Phosphatase (recAP) for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option becomes exercisable upon delivery of the clinical trial report after completion of a Phase II trial of recAP in the treatment of Acute Kidney Injury related to sepsis. Results from the current Phase II trial for recAP are expected in the second half of 2016. Under the terms of the agreement, we paid $87.5 million for both the exclusive option and the minority equity interest, which was recorded as a cost-method investment in Long-term investments, and we may make additional payments of up to $512.5 million upon exercise of the option and potential launch of any product that may result from this investment.
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

We have the following initiatives underway:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of five sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $300 million associated with prior acquisition activity and costs of approximately $1.3 billion associated with new non-acquisition-related cost-reduction initiatives. Through June 28, 2015, we incurred approximately $252 million and $340 million, respectively, associated with these initiatives.

•
New global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support future reporting requirements. In connection with this reorganization, during 2014-2016, we expect to incur costs of approximately $300 million. Through June 28, 2015, we incurred approximately $191 million associated with this reorganization.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $900 million. Through June 28, 2015, we incurred approximately $263 million associated with these initiatives.

The costs expected to be incurred during 2014-2016, of approximately $2.8 billion in total, include restructuring charges, integration costs, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.

Current-Period Key Activities

In the first six months of 2015, we incurred approximately $280 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned programs, primarily associated with our manufacturing and sales operations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Restructuring charges(a):
Employee terminations	$34	$17	$65	$47
Asset impairments	5	13	11	19
Exit costs	4	36	10	40
Total restructuring charges	43	66	85	106
Transaction costs(b)	1	—	6	—
Pre-integration/integration costs(c)	42	15	54	33
Restructuring charges and certain acquisition-related costs	86	81	146	139
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	28	72	45	146
Selling, informational and administrative expenses	—	1	—	1
Research and development expenses	1	29	2	29
Total additional depreciation––asset restructuring	28	102	47	176
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	28	22	41	28
Selling, informational and administrative expenses	13	38	39	53
Research and development expenses	3	16	12	27
Other (income)/deductions––net	1	—	1	—
Total implementation costs	45	76	93	108
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$159	$259	$286	$423

(a)	In the six months ended June 28, 2015, Employee terminations represent the expected reduction of the workforce by approximately 500 employees, mainly in sales.
The restructuring charges for 2015 are associated with the following:

•
For the second quarter of 2015, the Global Innovative Pharmaceutical segment (GIP) ($7 million); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($14 million); the Global Established Pharmaceutical segment (GEP) ($2 million income); Worldwide Research and Development and Medical (WRD/M) ($4 million); manufacturing operations ($14 million); and Corporate ($6 million).

•	For the first six months of 2015, GIP ($19 million); VOC ($27 million); GEP ($8 million); WRD/M ($16 million); manufacturing operations ($8 million income); and Corporate ($24 million).
The restructuring charges for 2014 are associated with the following:

•	For the second quarter of 2014, GIP ($9 million); VOC ($6 million); GEP ($24 million); WRD/M ($8 million); manufacturing operations ($12 million); and Corporate ($7 million).

•	For the first six months of 2014, GIP ($11 million); VOC ($6 million); GEP ($31 million); WRD/M ($9 million); manufacturing operations ($38 million); and Corporate ($11 million).

(b)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(c)
Pre-integration costs represent external, incremental costs directly related to our pending acquisition with Hospira. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2014(a)	$1,114	$—	$52	$1,166
Provision	65	11	10	85
Utilization and other(b)	(197)	(11)	(36)	(244)
Balance, June 28, 2015(c)	$982	$—	$26	$1,008

(a)	Included in Other current liabilities ($735 million) and Other noncurrent liabilities ($431 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($575 million) and Other noncurrent liabilities ($433 million).

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Interest income(a)	$(119)	$(104)	$(211)	$(196)
Interest expense(a)	278	343	587	664
Net interest expense	159	239	375	468
Royalty-related income	(257)	(239)	(479)	(487)
Certain legal matters, net(b)	99	(2)	99	692
Net gains on asset disposals(c)	(19)	(33)	(195)	(214)
Certain asset impairments(d)	25	—	25	115
Business and legal entity alignment costs(e)	63	39	164	67
Other, net	(15)	(57)	20	(71)
Other (income)/deductions––net	$55	$(53)	$9	$570

(a)
Interest income increased in the second quarter and first six months of 2015, primarily due to higher investment returns. Interest expense decreased in the second quarter and first six months of 2015, primarily due to lower interest rates on new fixed rate debt added in the second quarter of 2014, the repayment of some long-term debt in the first quarter of 2015 and the benefit of the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
In the first six months of 2014, primarily includes approximately $620 million for Neurontin-related matters (including off-label promotion actions and antitrust actions) and approximately $55 million for an Effexor-related matter.

(c)
In the first six months of 2015, primarily includes gains on sales/out-licensing of product and compound rights (approximately $69 million) and gains on sales of investments in equity securities (approximately $125 million). In the first six months of 2014, primarily includes gains on sales/out-licensing of product and compound rights (approximately $96 million) and gains on sales of investments in equity securities (approximately $98 million).

(d)
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

(e)
In the second quarter and first six months of 2015 and 2014, represents expenses for planning and implementing changes to our infrastructure to align our operations and reporting for our business segments established in 2014.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 25.6% for the second quarter of 2015, compared to 27.0% for the second quarter of 2014, and was 24.3% for both the first six months of 2015 and the first six months of 2014.
The lower effective tax rate for the second quarter of 2015 in comparison with the same period in 2014 was primarily due to:

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

partially offset by:

•
a decline in tax benefits associated with the resolution of certain tax positions pertaining to prior years, with various foreign tax authorities, and the expiration of certain statutes of limitations.

The effective tax rate for the first six months of 2015 was comparable to the first six months of 2014, primarily reflecting:

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, offset by:

•
a decline in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the U.S. Internal Revenue Service (IRS):

•
With respect to Pfizer Inc., the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently assessing the procedural options; it is likely that Pfizer will appeal certain disputed issues. Tax years 2011-2013 are currently under audit. Tax years 2014 and 2015 are open, but not under audit. All other tax years are closed.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2004-2015), Japan (2013-2015), Europe (2007-2015, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2015, primarily reflecting Brazil) and Puerto Rico (2010-2015).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Foreign currency translation adjustments, net(a)	$12	$(3)	$97	$(10)
Unrealized holding gains/(losses) on derivative financial instruments, net	120	1	(103)	(16)
Reclassification adjustments for realized (gains)/losses	(155)	9	28	8
	(34)	10	(75)	(8)
Unrealized holding gains/(losses) on available-for-sale securities, net	(37)	(4)	(69)	23
Reclassification adjustments for realized (gains)/losses	63	(11)	62	(40)
	25	(15)	(7)	(17)
Benefit plans: actuarial gains/(losses), net	(4)	(3)	8	(2)
Reclassification adjustments related to amortization	45	16	90	32
Reclassification adjustments related to settlements, net	8	7	23	15
Other	1	5	38	(7)
	49	25	159	38
Benefit plans: prior service credits and other, net	192	—	191	—
Reclassification adjustments related to amortization	7	(7)	(6)	(14)
Reclassification adjustments related to curtailments, net	(22)	2	(26)	1
Other	(1)	(7)	(1)	(2)
	176	(12)	159	(15)
Tax provision/(benefit) on other comprehensive income/(loss)	$228	$5	$332	$(12)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(2,689)	$517	$(222)	$(5,654)	$733	$(7,316)
Other comprehensive income/(loss)(a)	(1,715)	(298)	225	324	259	(1,205)
Balance, June 28, 2015	$(4,404)	$219	$3	$(5,330)	$992	$(8,521)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $17 million loss for the first six months of 2015.

As of June 28, 2015, with respect to derivative financial instruments, the amount of unrealized pre-tax gains estimated to be reclassified into income within the next 12 months is $128 million (which is expected to be offset primarily by losses resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	June 28, 2015	December 31, 2014
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds and securities(b)	$297	$105
Available-for-sale debt securities(c)	40,150	39,762
Available-for-sale money market funds	894	2,174
Available-for-sale equity securities, excluding money market funds(c)	344	397
Derivative financial instruments in a receivable position(d):
Interest rate swaps	668	801
Foreign currency swaps	611	593
Foreign currency forward-exchange contracts	317	547
	43,282	44,379
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	2,133	7,255
Private equity securities, carried at equity-method or at cost(e), (f)	1,829	1,993
	3,962	9,248
Total selected financial assets	$47,244	$53,627
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$380	$17
Foreign currency swaps	1,327	594
Foreign currency forward-exchange contracts	266	78
	1,973	689
Other selected financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e)	8,394	5,141
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	26,729	31,541
	35,123	36,682
Total selected financial liabilities	$37,095	$37,371

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs.

(b)
As of June 28, 2015, trading funds and securities are composed of $90 million of trading equity funds, $120 million of trading debt funds, and $86 million of trading equity securities. As of December 31, 2014, trading securities of $105 million is composed of debt and equity securities. The trading equity securities as of June 28, 2015 and the trading debt and equity securities as of December 31, 2014 are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $76 million as of June 28, 2015; and foreign currency forward-exchange contracts with fair values of $159 million as of December 31, 2014.

(e)
Short-term borrowings includes foreign currency short-term borrowings with fair values of $536 million as of June 28, 2015, which are used as hedging instruments. The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 28, 2015 or December 31, 2014. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $208 million and foreign currency forward-exchange contracts with fair values of $95 million as of June 28, 2015; and foreign currency swaps with fair values of $121 million and foreign currency forward-exchange contracts with fair values of $54 million as of December 31, 2014.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)	Includes foreign currency debt with fair value of $560 million as of December 31, 2014, which are used as hedging instruments.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) was $30.8 billion as of June 28, 2015 and $36.6 billion as of December 31, 2014. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	June 28, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,412	$1,389
Short-term investments	26,586	32,779
Long-term investments	17,650	17,518
Other current assets(a)	831	1,059
Other noncurrent assets(b)	765	881
	$47,244	$53,627
Liabilities
Short-term borrowings, including current portion of long-term debt	$8,394	$5,141
Other current liabilities(c)	858	93
Long-term debt	26,729	31,541
Other noncurrent liabilities(d)	1,114	596
	$37,095	$37,371

(a)
As of June 28, 2015, derivative instruments at fair value include interest rate swaps ($16 million), foreign currency swaps ($520 million) and foreign currency forward-exchange contracts ($294 million) and, as of December 31, 2014, include interest rate swaps ($34 million), foreign currency swaps ($494 million) and foreign currency forward-exchange contracts ($531 million).

(b)
As of June 28, 2015, derivative instruments at fair value include interest rate swaps ($652 million), foreign currency swaps ($91 million) and foreign currency forward-exchange contracts ($23 million) and, as of December 31, 2014, include interest rate swaps ($767 million), foreign currency swaps ($99 million) and foreign currency forward-exchange contracts ($15 million).

(c)
As of June 28, 2015, derivative instruments at fair value include interest rate swaps ($4 million), foreign currency swaps ($589 million) and foreign currency forward-exchange contracts ($265 million) and, as of December 31, 2014, include interest rate swaps ($1 million), foreign currency swaps ($13 million) and foreign currency forward-exchange contracts ($78 million).

(d)
As of June 28, 2015, derivative instruments at fair value include interest rate swaps ($376 million), foreign currency swaps ($737 million) and foreign currency forward-exchange contracts ($1 million) and, as of December 31, 2014, include interest rate swaps ($16 million) and foreign currency swaps ($581 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				June 28, 2015
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Asian and other government debt(a)	$13,586	$2,063	$—	$—	$15,649
Corporate debt(b)	4,405	4,662	2,008	43	11,118
Western European, Scandinavian and other government agency debt(a)	2,264	324	—	—	2,588
U.S. government debt	377	1,713	66	—	2,155
Supranational debt(a)	1,596	526	—	—	2,122
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	15	2,033	51	—	2,100
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	189	721	—	—	910
Other asset-backed debt(c)	893	959	3	—	1,855
Reverse repurchase agreements(d)	1,652	—	—	—	1,652
Held-to-maturity debt securities
Time deposits, corporate debt and other(a)	1,623	6	—	—	1,629
Western European government debt(a)	504	—	—	—	504
Total debt securities	$27,105	$13,008	$2,128	$43	$42,284

(a)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

(b)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

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

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $3.6 billion as of June 28, 2015 and $570 million as of December 31, 2014.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of June 28, 2015, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $36.1 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swiss franc. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of June 28, 2015, the aggregate notional amount of interest rate derivative financial instruments was $20.9 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$234	$(3)	$240	$2
Foreign currency forward-exchange contracts	—	—	204	4	502	(76)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	—	(3)	—	—
Foreign currency forward-exchange contracts	—	—	10	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(73)	32	—	—	—	—
Foreign currency swaps	(2)	3	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	21	—	—	—
Foreign currency long-term debt	—	—	—	(8)	—	—
All other net	—	—	14	—	—	—
	$(75)	$35	$483	$(10)	$743	$(74)

Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(498)	$(18)	$(365)	$11
Foreign currency forward-exchange contracts	—	—	621	(39)	875	(97)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	—	(11)	—	—
Foreign currency forward-exchange contracts	2	—	259	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(113)	—	—	—	—	—
Foreign currency swaps	(2)	20	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	19	—	—	—
Foreign currency long-term debt	—	—	—	(22)	—	—
All other net	—	(3)	14	—	—	—
	$(113)	$17	$416	$(90)	$510	$(86)

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

(d)
For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)––Unrealized holding gains/(losses) on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––Foreign currency translation adjustments, net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of June 28, 2015, the aggregate fair value of these derivative instruments that are in a net liability position was $933 million, for which we have posted collateral of $922 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by Standard and Poor’s (S&P) or the equivalent rating by Moody’s Investors Service, on June 28, 2015, we would have been required to post an additional $14 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of June 28, 2015, we had $2.6 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of June 28, 2015, we received cash collateral of $994 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	June 28, 2015	December 31, 2014
Finished goods	$1,824	$1,905
Work-in-process	3,458	3,248
Raw materials and supplies	514	510
Inventories	$5,796	$5,663
Noncurrent inventories not included above(a)	$478	$425

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	June 28, 2015			December 31, 2014
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$70,226	$(45,611)	$24,615	$70,946	$(44,694)	$26,252
Brands	1,905	(890)	1,015	1,951	(855)	1,096
Licensing agreements and other	1,054	(902)	152	991	(832)	159
	73,186	(47,403)	25,782	73,887	(46,381)	27,506
Indefinite-lived intangible assets
Brands and other	7,208		7,208	7,273		7,273
In-process research and development	434		434	387		387
	7,642		7,642	7,660		7,660
Identifiable intangible assets(a)	$80,827	$(47,403)	$33,424	$81,547	$(46,381)	$35,166

(a)
The decrease in identifiable intangible assets, less accumulated amortization, is primarily related to amortization, partially offset by assets acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines. For information about the assets acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines, see Note 2A.

Our identifiable intangible assets are associated with the following segments, as a percentage of total identifiable intangible assets, less accumulated amortization:
	June 28, 2015
	GIP	VOC	GEP
Developed technology rights	31%	36%	33%
Brands, finite-lived	—%	80%	20%
Brands, indefinite-lived	—%	69%	31%
In-process research and development	7%	38%	55%

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets, as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $884 million for the second quarter of 2015 and $1.0 billion for the second quarter of 2014, and $1.8 billion for the first six months of 2015 and $2.2 billion for the first six months of 2014.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	Total
Balance, December 31, 2014	$13,032	$11,398	$17,639	$42,069
Additions	—	39	—	39
Other(a)	(161)	(156)	(220)	(537)
Balance, June 28, 2015	$12,871	$11,281	$17,419	$41,571

(a)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International(b)		Postretirement Plans(c)
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Three Months Ended
Net periodic benefit cost:
Service cost	$72	$63	$6	$5	$46	$52	$14	$14
Interest cost	168	175	13	14	76	101	32	42
Expected return on plan assets	(270)	(262)	—	—	(103)	(116)	(13)	(15)
Amortization of:
Actuarial losses	82	15	11	8	31	24	9	2
Prior service credits	(2)	(1)	—	(1)	(2)	(1)	(31)	(15)
Curtailments	—	—	—	—	—	16	(7)	(1)
Settlements	19	12	2	5	1	1	—	—
Special termination benefits	—	—	—	—	—	3	—	—
	$69	$2	$32	$31	$50	$80	$5	$27

Six Months Ended
Net periodic benefit cost:
Service cost	$144	$127	$11	$10	$94	$104	$27	$28
Interest cost	337	350	27	29	155	201	64	84
Expected return on plan assets	(542)	(525)	—	—	(209)	(230)	(26)	(31)
Amortization of:
Actuarial losses	165	31	23	15	63	49	18	3
Prior service credits	(3)	(3)	(1)	(1)	(3)	(3)	(62)	(29)
Curtailments	1	2	—	—	—	15	(17)	(4)
Settlements	45	21	17	16	1	2	—	—
Special termination benefits	—	—	—	—	—	5	—	—
	$147	$3	$77	$69	$101	$143	$6	$51

(a)
The increase in net periodic benefit costs for the three and six months ended June 28, 2015, compared to the three and six months ended June 29, 2014, for our U.S. qualified pension plans was primarily driven by (i) the increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation (which increased the amount of deferred actuarial losses) and, to a lesser extent, a 2014 change in mortality assumptions (reflecting a longer life expectancy for plan participants), and (ii) higher settlement activity. The aforementioned increases were partially offset by (i) a greater expected return on plan assets resulting from an increased plan asset base due to a voluntary contribution of $1.0 billion made at the beginning of January 2015, which in turn was partially offset by a decrease in the expected rate of return on plan assets from 8.50% to 8.25%, and (ii) lower interest costs resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

(b)
The decrease in net periodic benefit costs for the three and six months ended June 28, 2015, compared to the three and six months ended June 29, 2014, for our international pension plans was primarily driven by (i) the decrease in interest cost resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation, (ii) a decrease in service cost related to changes in actuarial assumptions (lower inflation and lower rate of wage increases) and the U.K. pension plan freeze in 2014, which offset the impact of the decrease, in 2014, in the discount rate used to determine the benefit obligation (the effect of which is an increase in service costs). The aforementioned decreases to net periodic benefit costs were partially offset by (i) a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets and (ii) an increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

(c)
The decrease in net periodic benefit costs for the three and six months ended June 28, 2015, compared to the three and six months ended June 29, 2014, for our postretirement plans was primarily driven by (i) the increase in the amounts amortized for prior service credits and (ii) an increase in curtailment gain resulting from the implementation of changes to certain retiree medical benefits to adopt programs eligible for the Medicare Part D plan subsidy, as allowed under the employer group waiver plan, which was approved and communicated to plan participants, and will go into effect on January 1, 2016, as well as (iii) a decrease in interest cost resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation. The aforementioned decreases were partially offset by an increase in actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of and for the six months ended June 28, 2015, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from/reimbursements of our general assets for the six months ended June 28, 2015(a)	$1,000	$84	$117	$(30)
Expected contributions from our general assets during 2015(b)	$1,000	$117	$237	$81

(a)	Contributions to the postretirement plans were more than offset by reimbursements of approximately $133 million received for eligible 2014 prescription drug expenses for certain retirees.

(b)
Contributions expected to be made for 2015 are inclusive of amounts contributed during the six months ended June 28, 2015, including the $1.0 billion voluntary contribution that was made in January 2015 for the U.S. Qualified plan. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Six Months Ended
(IN MILLIONS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
EPS Numerator––Basic
Income from continuing operations	$2,635	$2,921	$5,011	$5,186
Less: Net income attributable to noncontrolling interests	9	9	14	18
Income from continuing operations attributable to Pfizer Inc.	2,626	2,912	4,996	5,168
Less: Preferred stock dividends––net of tax	—	1	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,625	2,911	4,996	5,167
Discontinued operations––net of tax	1	—	6	73
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—	—	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	1	—	6	73
Net income attributable to Pfizer Inc. common shareholders	$2,626	$2,911	$5,002	$5,240
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,626	$2,912	$4,996	$5,168
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	1	—	6	73
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,626	$2,912	$5,002	$5,241
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,159	6,368	6,181	6,379
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreement	83	76	86	81
Weighted-average number of common shares outstanding––Diluted	6,243	6,444	6,267	6,460
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	56	44	45	44

(a)
These common stock equivalents were outstanding for the six months ended June 28, 2015 and June 29, 2014, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. Pursuant to the terms of the agreement, on February 11, 2015, we paid $5 billion to GS&Co. and received approximately 150 million shares of our common stock from GS&Co. On July 2, 2015, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in us owing GS&Co. a certain number of shares of Pfizer common stock or its equivalent dollar value. Pursuant to the agreement’s settlement terms, we elected to settle this amount in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately$5.2 billion paid to GS&Co. After giving effect to this accelerated share repurchase agreement, as well as other share repurchases to date in 2015, our remaining share-purchase authorization is approximately $5.4 billion.

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

•
Product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others, often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.

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

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

are being challenged in various other countries. We are also a party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry related to patent enforcement litigation. Also, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products.

Actions In Which We Are The Plaintiff

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

EpiPen
In July 2010, King Pharmaceuticals, Inc. (King), which we acquired in 2011 and is a wholly owned subsidiary, brought a patent-infringement action against Sandoz, Inc., a division of Novartis AG (Sandoz), in the U.S. District Court for the District of New Jersey in connection with Sandoz’s abbreviated new drug application filed with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Toviaz (fesoterodine)
We have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH, which owns the patents relating to Toviaz.

Beginning in May 2013, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “Orange Book”. Beginning in June 2013, we filed actions against all of those generic drug manufacturers in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022. In June and July 2015, we settled with four of the eight generic defendants. The trial relating to the remaining defendants occurred in July 2015, and we are waiting for a ruling from the court.

Tygacil (tigecycline)
In May 2014, CFT Pharmaceuticals LLC (CFT) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. CFT asserts the invalidity and non-infringement of the polymorph patent for Tygacil that expires in 2030 and the formulation patent for Tygacil that expires in 2029. CFT has not challenged the basic patent, which expires in 2016. In June 2014, we filed suit against CFT in the U.S. District Court for the District of Delaware asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

In May 2014, Aurobindo Pharma Limited (Aurobindo) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Aurobindo asserts the invalidity and non-infringement of the polymorph patent for Tygacil and the formulation patent for Tygacil. Aurobindo has not challenged the basic patent. In July 2014, we filed suit against Aurobindo in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

Action In Which Our Licensing Partner Is The Plaintiff

Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca to market in the U.S. the over-the-counter (OTC) version of Nexium (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and then subsequently Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo) and, in June 2015, Lupin Limited, notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. In November 2014, December 2014 and February 2015, AstraZeneca filed

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

actions against Actavis Laboratories FL, Inc., Andrx and Perrigo, respectively, in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. We are not a party to AstraZeneca’s patent-infringement actions.

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

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of June 28, 2015, approximately 58,760 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is now a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Effexor. Among other types of actions, the Effexor personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Effexor by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages. In August 2013, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Effexor (Venlafaxine Hydrochloride) Products Liability Litigation MDL-2458) in the U.S. District Court for the Eastern District of Pennsylvania. A number of plaintiffs have voluntarily dismissed their actions.

•	Antitrust Actions
Beginning in May 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR in the Orange Book, enforcing certain patents for Effexor XR, and entering into a litigation settlement agreement with a generic drug manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey.

In October 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In January 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payer plaintiffs, which plaintiffs have appealed to the United States Court of Appeals for the Third Circuit. Motions to dismiss remain pending as to the end-payer plaintiffs’ remaining claims.

Zoloft
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Zoloft. Among other types of actions, the Zoloft personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Zoloft by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Zoloft. In April 2012, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Zoloft Products Liability Litigation MDL-2342) in the U.S. District Court for the Eastern District of Pennsylvania. A number of plaintiffs have voluntarily dismissed their actions.

Lipitor

•	Whistleblower Action
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In August 2014, the U.S. Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction and sent the case back to the District Court for clarification of its

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ruling regarding the plaintiff’s employment claims. In November 2014, the District Court granted plaintiff’s motion for a partial final judgment certifying the dismissal of the false claims counts, and plaintiff appealed the order dismissing those claims to the U.S. Court of Appeals for the Second Circuit.

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

Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation, and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively.

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

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto’s chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto’s chemical businesses, including, but not limited

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to, any such liabilities that Solutia assumed. Solutia’s and New Monsanto’s assumption of, and agreement to, indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto’s chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and New Monsanto are defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

A4. Legal Proceedings––Government Investigations

Like other pharmaceutical companies, we are subject to investigations and extensive regulation by government agencies in the U.S., other developed markets, and multiple emerging markets in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges, and substantial fines and/or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations. Among the investigations by government agencies are the matters discussed below.

In 2009, the U.S. Department of Justice (DOJ) filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006, prior to Wyeth’s acquisition by Pfizer, violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ.

In 2012, Pfizer sold the UK Marketing Authorisation for phenytoin sodium capsules to a third-party, but retained the right to supply the finished product to that third-party. In May 2013, the UK Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the UK market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a UK subsidiary, engaged in conduct that violates UK and EU antitrust laws.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A5. Legal Proceedings––Matters Resolved During the First Six Months of 2015

During the first six months of 2015, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.

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

In December 2013, the U.S. Supreme Court denied our petition for certiorari seeking review of the First Circuit’s decision reversing the dismissal of the third-party payer purported class action. In April 2014, we and the attorneys for the proposed class representatives and for the plaintiffs in various individual actions entered into an agreement-in-principle to settle the third-party payer purported class action, subject to court approval, as well as the pending individual actions by third-party payers, for an aggregate of $325 million. In November 2014, the District Court granted final approval of the class settlement.

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

In April 2015, we entered into settlement agreements with each of Mylan, Mylan Inc., Watson, Actavis, Inc., Apotex Inc. and Apotex Corp. pursuant to which we granted licenses to the method-of-use patent permitting Mylan, Mylan Inc., Watson, Actavis, Inc., Apotex Inc. and Apotex Corp. to launch generic versions of Viagra in the U.S. beginning on or after December 11, 2017. In June 2015, we entered into a settlement agreement with Hetero pursuant to which we granted a license to the method-of-use patent permitting Hetero to launch a generic version of Viagra in the U.S. beginning on or after December 11, 2017.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex (celecoxib)
In March 2013, the U.S. Patent and Trademark Office granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit against Teva Pharmaceuticals USA, Inc. (Teva USA), Mylan, Watson (as predecessor to Allergan plc), Lupin Pharmaceuticals USA, Inc. (Lupin), Apotex Corp. and Apotex Inc. in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent. Each of the defendant generic drug companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib. In March 2014, the District Court granted the defendants’ motion for summary judgment, invalidating the reissue patent. In May 2014, we appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. In June 2015, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

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

Various Drugs: Off-Label Promotion Action
In May 2010, a purported class action was filed in the U.S. District Court for the Southern District of New York against Pfizer and several of our current and former officers. The complaint alleges that the defendants violated federal securities laws by making or causing Pfizer to make false statements, and by failing to disclose or causing Pfizer to fail to disclose material information concerning the alleged off-label promotion of certain pharmaceutical products, alleged payments to physicians to promote the sale of those products and government investigations related thereto. Plaintiffs seek damages in an unspecified amount. In March 2012, the court certified a class consisting of all persons who purchased Pfizer common stock in the U.S. or on U.S. stock exchanges between January 19, 2006 and January 23, 2009 and were damaged as a result of the decline in the price of Pfizer common stock allegedly attributable to the claimed violations. In January 2015, the parties reached an agreement in principle to resolve the matter for $400 million. In July 2015, the court approved the settlement.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2015, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

•
Global Established Pharmaceutical segment––GEP includes the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets and, to a much smaller extent, generic pharmaceuticals. Additionally, GEP includes our development portfolio of sterile injectable and biosimilar products.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $161 billion as of June 28, 2015 and approximately $169 billion as of December 31, 2014.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Three Months Ended
Reportable Segments:
Global Innovative Pharmaceutical (GIP)	$3,497	$3,547	$2,013	$2,009
Global Vaccines, Oncology and Consumer Healthcare (VOC)	3,133	2,579	1,678	1,157
Global Established Pharmaceutical (GEP)	5,090	6,513	3,177	4,176
Total reportable segments	11,720	12,639	6,868	7,342
Other business activities(b)	133	63	(679)	(713)
Reconciling Items:
Corporate(c)	—	—	(1,286)	(1,287)
Purchase accounting adjustments(c)	—	—	(835)	(949)
Acquisition-related costs(c)	—	—	(68)	(47)
Certain significant items(d)	—	71	(305)	(238)
Other unallocated	—	—	(156)	(105)
	$11,853	$12,773	$3,539	$4,003

Six Months Ended
Reportable Segments:
Global Innovative Pharmaceutical business (GIP)	$6,572	$6,623	$3,524	$3,776
Global Vaccines, Oncology and Consumer Healthcare (VOC)	5,796	4,753	3,143	2,214
Global Established Pharmaceutical business (GEP)	10,104	12,503	6,433	8,225
Total reportable segments	22,473	23,879	13,100	14,215
Other business activities(b)	244	119	(1,348)	(1,380)
Reconciling Items:
Corporate(c)	—	—	(2,573)	(2,487)
Purchase accounting adjustments(c)	—	—	(1,738)	(1,957)
Acquisition-related costs(c)	—	—	(91)	(77)
Certain significant items(d)	—	128	(532)	(1,254)
Other unallocated	—	—	(197)	(210)
	$22,717	$24,126	$6,621	$6,850

(a)	Income from continuing operations before provision for taxes on income.

(b)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, which in 2015 includes the revenues and expenses related to our transitional manufacturing and supply agreements with Zoetis. Other business activities also includes the costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(c)	For a description, see the “Other Costs and Business Activities” section above.

(d)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
For Revenues in the second quarter and first six months of 2014, certain significant items represents revenues related to our transitional manufacturing and supply agreements with Zoetis, Inc. (Zoetis). For additional information, see Notes to Consolidated Financial Statements––Note 2D. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures, and Equity-Method Investments: Divestitures included in our 2014 Financial Report, which was filed as Exhibit 13 to our 2014 Annual Report on Form 10-K.
For Earnings in the second quarter of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $91 million, (ii) charges for certain legal matters of $92 million, (iii) charges for business and legal entity alignment of $63 million and (iv) other charges of $58 million. For additional information, see Note 3 and Note 4.
For Earnings in the second quarter of 2014, certain significant items includes: (i) charges for certain legal matters of $4 million, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $212 million, (iii) charges for business and legal entity alignment of $39 million and (iv) other income of $17 million. For additional information, see Note 3 and Note 4.
For Earnings in the first six months of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $195 million, (ii) charges for business and legal entity alignment of $164 million, (iii) charges for certain legal matters of $92 million and (iv) other charges of $81 million. For additional information, see Note 3 and Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the first six months of 2014, certain significant items includes: (i) charges for certain legal matters of $698 million, (ii) certain asset impairments of $114 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $346 million, (iv) charges for business and legal entity alignment of $67 million and (v) other charges of $29 million. For additional information, see Note 3 and Note 4.
Equity in the net income of investees accounted for by the equity method is not significant for any of our operating segments.
B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
United States	$4,994	$4,906	2	$9,428	$9,181	3
Developed Europe(a)	2,380	3,008	(21)	4,691	5,803	(19)
Developed Rest of World(b)	1,558	1,861	(16)	3,050	3,589	(15)
Emerging Markets(c)	2,921	2,998	(3)	5,548	5,553	—
Revenues	$11,853	$12,773	(7)	$22,717	$24,126	(6)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $1.8 billion and $2.3 billion in the second quarter of 2015 and 2014, respectively, and $3.6 billion and $4.5 billion in the first six months of 2015 and 2014, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

Significant Product Revenues

The following table provides detailed revenue information:
		Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	Business(a)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Biopharmaceutical revenues:
Prevnar family(b)	V	$1,503	$1,097	$2,808	$2,024
Lyrica(c)	GEP/GIP	1,219	1,315	2,406	2,465
Enbrel (Outside the U.S. and Canada)	GIP	822	977	1,581	1,891
Lipitor	GEP	509	543	950	1,000
Viagra(d)	GEP/GIP	448	427	843	801
Sutent	O	294	310	536	578
Zyvox	GEP	259	348	530	669
Norvasc	GEP	251	282	503	560
Premarin family	GEP	259	274	491	522
Celebrex	GEP	224	762	428	1,386
BeneFIX	GIP	193	227	366	428
Vfend	GEP	162	221	345	398
Pristiq	GEP	177	198	338	370
Chantix/Champix	GIP	173	170	332	317
Genotropin	GIP	167	194	306	360
Refacto AF/Xyntha	GIP	142	171	262	316
Xalkori	O	119	108	230	196
Xeljanz	GIP	128	68	224	120
Medrol	GEP	113	115	215	221
Inlyta	O	111	101	206	189
Xalatan/Xalacom	GEP	99	128	201	247
Zoloft	GEP	93	104	179	205
Sulperazon	GEP	80	92	179	180
Ibrance	O	140	—	178	—
Relpax	GEP	82	98	162	185
Fragmin	GEP	88	95	162	176
EpiPen	GEP	85	89	161	152
Zithromax/Zmax	GEP	68	76	154	168
Tygacil	GEP	77	82	150	156
Effexor	GEP	74	96	147	178
Toviaz	GIP	71	79	134	142
Revatio	GEP	65	68	128	144
BMP2	GIP	75	51	113	90
Xanax/Xanax XR	GEP	54	68	109	127
Cardura	GEP	55	68	106	134
Rapamune	GIP	53	87	106	175
Unasyn	GEP	50	54	105	100
Somavert	GIP	55	59	104	109
Neurontin	GEP	48	58	103	107
Depo-Provera	GEP	51	40	88	93
FSME-IMMUN/TicoVac	V	56	—	65	—
Alliance revenues(e)	GEP/GIP	311	235	533	448
All other GIP	GIP	87	131	178	237
All other GEP	GEP	1,623	1,910	3,256	3,749
All other V/O	V/O	70	51	124	93
Total biopharmaceutical revenues	GEP/GIP/V/O	10,880	11,727	20,824	22,206
Other revenues:
Consumer Healthcare	C	840	912	1,648	1,673
Other(f)		133	134	244	247
Revenues		$11,853	$12,773	$22,717	$24,126

(a)	Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; C = the global Consumer Healthcare business; and GEP = the Global Established Pharmaceutical segment.

(b)
In the second quarter and the first six months of 2015, all revenues were composed of Prevnar 13/Prevenar 13. In the second quarter and the first six months of 2014, revenues were composed of the Prevnar family of products, which included Prevnar 13/Prevenar 13 and, to a much lesser extent, Prevenar (7-valent).

(c)	Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in GEP. All other Lyrica revenues are included in GIP.

(d)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(e)	Includes Eliquis (GIP), Rebif (GIP), Spiriva (GEP) and Aricept (GEP).

(f)
Other includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and revenues related to our transitional manufacturing and supply agreements with Zoetis.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 28, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 28, 2015 and June 29, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 6, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

ñ	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 40

This section provides information about the following: our business; our performance during the second quarter and first six months of 2015 and 2014; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2015.

ñ	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 50
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Biopharmaceutical Products	Beginning on page 53
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Descriptions	Beginning on page 54
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 58
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 60
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 63
This sub-section provides a discussion of items impacting our tax provisions.
	○ Adjusted Income	Beginning on page 63
This sub-section provides a discussion of an alternative view of performance used by management.
ñ	Analysis of Operating Segment Information	Beginning on page 68
This section provides a discussion of the performance of each of our operating segments.
ñ	Analysis of Condensed Consolidated Statements of Comprehensive Income	Beginning on page 74
This section provides a discussion of changes in certain components of other comprehensive income.
ñ	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 75
This section provides a discussion of changes in certain balance sheet accounts, including Accumulated other comprehensive loss.
ñ	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 76
This section provides an analysis of our cash flows for the first six months of 2015 and 2014.
ñ	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 77

This section provides an analysis of selected measures of our liquidity and of our capital resources as of June 28, 2015 and December 31, 2014, as well as a discussion of our outstanding debt and other commitments that existed as of June 28, 2015 and December 31, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

ñ	New Accounting Standards	Beginning on page 80
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
ñ	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 81

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

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.
References to our 2014 Financial Report refer to our 2014 Financial Report, which was filed as Exhibit 13 to our 2014 Annual Report on Form 10-K.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Revenues	$11,853	$12,773	(7)	$22,717	$24,126	(6)

Cost of sales	2,180	2,462	(11)	4,018	4,507	(11)
% of revenues	18.4%	19.3%		17.7%	18.7%

Selling, informational and administrative expenses	3,386	3,520	(4)	6,491	6,560	(1)
% of revenues	28.6%	27.6%		28.6%	27.2%

Research and development expenses	1,734	1,759	(1)	3,620	3,382	7
% of revenues	14.6%	13.8%		15.9%	14.0%

Amortization of intangible assets	872	1,001	(13)	1,811	2,118	(14)
% of revenues	7.4%	7.8%		8.0%	8.8%

Restructuring charges and certain acquisition-related costs	86	81	6	146	139	5
% of revenues	0.7%	0.6%		0.6%	0.6%

Other (income)/deductions––net	55	(53)	*	9	570	(98)
Income from continuing operations before provision for taxes on income	3,539	4,003	(12)	6,621	6,850	(3)
% of revenues	29.9%	31.3%		29.1%	28.4%

Provision for taxes on income	905	1,082	(16)	1,610	1,664	(3)
Effective tax rate	25.6%	27.0%		24.3%	24.3%

Income from continuing operations	2,635	2,921	(10)	5,011	5,186	(3)
% of revenues	22.2%	22.9%		22.1%	21.5%

Discontinued operations––net of tax	1	—	*	6	73	(92)

Net income before allocation to noncontrolling interests	2,635	2,921	(10)	5,017	5,259	(5)
% of revenues	22.2%	22.9%		22.1%	21.8%

Less: Net income attributable to noncontrolling interests	9	9	(5)	14	18	(21)
Net income attributable to Pfizer Inc.	$2,626	$2,912	(10)	$5,002	$5,241	(5)
% of revenues	22.2%	22.8%		22.0%	21.7%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.46	(7)	$0.81	$0.81	—
Discontinued operations––net of tax	—	—	—	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.46	(7)	$0.81	$0.82	(1)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.45	(7)	$0.80	$0.80	—
Discontinued operations––net of tax	—	—	—	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.42	$0.45	(7)	$0.80	$0.81	(1)

Cash dividends paid per common share	$0.28	$0.26	8	$0.56	$0.52	8
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and six months ended May 24, 2015 and May 25, 2014.
On February 5, 2015, we announced that we entered into a definitive merger agreement under which we agreed to acquire Hospira, Inc. (Hospira), the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions, and is expected to close in the second half of 2015. On May 13, 2015, Hospira shareholders voted in favor of the proposal to adopt the merger agreement, which was also a condition to closing the transaction. On August 4, 2015, the European Commission approved the transaction under the European Union (EU) Merger Regulation. The European Commission’s decision includes our commitment to divest certain assets in the EU. We expect to generate $800 million of annual synergies by 2018 in connection with the Hospira acquisition. Based on our past experience, the one-time costs to generate the synergies are expected to be approximately $1 billion, incurred for up to a three-year period post-acquisition.

Our 2015 Performance

Revenues––Second Quarter 2015

Revenues in the second quarter of 2015 were $11.9 billion, a decrease of 7% compared to the same period in 2014, which reflects an operational increase of $125 million, or 1%, more than offset by the unfavorable impact of foreign exchange of $1.0 billion, or 8%. The operational increase was primarily the result of:

•
the performance of several key products in developed markets, including Prevnar 13 primarily in adults (primarily in the U.S.), Eliquis, Lyrica (GIP) (primarily in the U.S. and Japan), Xeljanz (primarily in the U.S), Viagra (GIP) and Ibrance (in the U.S.), as well as from vaccines acquired in December 2014 from Baxter International Inc. (Baxter) (collectively, up approximately $950 million); and

•	a 6% operational increase in revenues in emerging markets, reflecting continued strong operational growth primarily from Lipitor and Prevenar 13 (collectively, up approximately $135 million), partially offset by:

•	the loss of exclusivity and immediate multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $460 million);

•
the loss of exclusivity for Zyvox in the U.S. in the first half of 2015, Lyrica (GEP) in certain developed Europe markets, beginning in the first quarter of 2015, Celebrex in Canada, developed Europe, Australia and New Zealand, Rapamune in the U.S., Inspra in developed Europe, and Viagra (GEP) (international developed markets) (collectively, down approximately $290 million) and the loss of exclusivity for certain other products (collectively, down approximately $60 million);

•	the performance of certain other products such as Lipitor in developed markets and Nexium 24HR and Geodon in the U.S. (collectively, down approximately $170 million); and

•	the termination of the Spiriva co-promotion collaboration in certain countries (down approximately $30 million).

Revenues––First Six Months 2015

Revenues in the first six months of 2015 were $22.7 billion, a decrease of 6% compared to the same period in 2014, which reflects an operational increase of $375 million or 2%, more than offset by the unfavorable impact of foreign exchange of $1.8 billion, or 7%. The operational increase was primarily the result of:

•
the performance of several key products in developed markets, including Prevnar 13 primarily in adults (primarily in the U.S.), Eliquis, Lyrica (GIP) (primarily in the U.S. and Japan), Xeljanz (primarily in the U.S.), Viagra (GIP) and Ibrance (in the U.S.), as well as from vaccines acquired in December 2014 from Baxter (collectively, up approximately $1.7 billion); and

•
a 9% operational increase in revenues in emerging markets, reflecting continued strong operational growth, primarily from Lipitor, Prevenar 13, Zyvox and Viagra (in China) (collectively, up approximately $320 million), partially offset by:

•	the loss of exclusivity and immediate multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $840 million);

•
the loss of exclusivity for Zyvox in the U.S. in the first half of 2015, Lyrica (GEP) in certain developed Europe markets beginning in the first quarter of 2015, Celebrex in Canada, developed Europe, Australia and New Zealand, Rapamune in the U.S., Inspra in developed Europe, Viagra (GEP) (international developed markets) and Aricept in Canada (collectively, down approximately $490 million), and the loss of exclusivity for certain other products (collectively, down approximately $80 million);

•	the performance of certain other products such as Lipitor in developed markets, BeneFIX and Geodon in the U.S., and Norvasc in Japan (collectively, down approximately $260 million); and

•	the termination of the Spiriva co-promotion collaboration in certain countries (down approximately $100 million).

Income from continuing operations for the second quarter of 2015 was $2.6 billion, compared to $2.9 billion in the second quarter of 2014, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•	higher legal charges (up $101 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),
partially offset by:

•	lower cost of sales (down $282 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	lower amortization of intangible assets (down $129 million) (see also the “Costs and Expenses––Amortization of Intangible Assets ” section of this MD&A);

•
a lower effective tax rate (down 1.5 percentage points to 25.6%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
lower selling, informational and administrative expenses (down $134 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A); and

•	lower net interest expense (down $80 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).

Income from continuing operations for the first six months of 2015 was $5.0 billion, compared to $5.2 billion in the first six months of 2014, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•	higher research and development expenses (up $238 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A); and

•	higher charges for business and legal entity alignment activities (up $97 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),
partially offset by:

•	lower legal charges (down $593 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	lower cost of sales (down $489 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	lower amortization of intangible assets (down $307 million) (see also the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A);

•	lower net interest expense (down $93 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	lower asset impairments (down $90 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	lower selling, informational and administrative expenses (down $69 million) (see also the “Costs and Expenses––Selling, Information and Administrative Expenses (SI&A) Expenses” section of this MD&A).

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

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation, and also known as the Affordable Care Act, or ACA), was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business”, of our 2014 Annual Report on Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$203 million in the second quarter of 2015 and $30 million in the second quarter of 2014, and $437 million in the first six months of 2015 and $205 million in the first six months of 2014, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$56 million in the second quarter of 2015 and $54 million in the second quarter of 2014, and $89 million in the first six months of 2015 and $25 million in the first six months of 2014, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The increase in the first six months of 2015 was primarily a result of a decrease in the favorable true-up in the first six months of 2015, compared to the favorable true-up in the first six months of 2014, associated with the final invoice for the respective prior-calendar year received from the federal government, which reflected a lower share than that of the initial invoice.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

Governments, managed care organizations and other payer groups continue to seek increasing discounts on our products through a variety of means, such as leveraging their purchasing power, implementing price controls, and demanding price cuts (directly or by rebate actions). In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. In the U.S., a primary government activity with implications for pricing is deficit reduction. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations.

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

•
We continue to monitor developments regarding government and government agency receivables in several European markets, including Greece, where economic conditions remain challenging and uncertain. For further information about our Accounts Receivable, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.

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

Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. For further discussion of our financial condition, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K.

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our products and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We continue to work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize access to patients and minimize any adverse impact on our revenues. We remain firmly committed to fulfilling our company’s purpose of innovating to bring therapies to patients that significantly improve their lives. By doing so, we expect to create value for the patients we serve and for our shareholders.

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

•
Global Established Pharmaceutical segment––GEP includes the brands that have lost market exclusivity and, generally, the mature, patent-protected products that are expected to lose exclusivity through 2015 in most major markets and, to a much smaller extent, generic pharmaceuticals. Additionally, GEP includes our development portfolio of sterile injectable and biosimilar products.

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
For additional information about the 2015 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
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
While a significant portion of R&D is done internally, we continue to seek to enhance our pipeline of potential future products by entering into collaboration, alliance and license agreements with other companies, as well as leveraging acquisitions and equity-based investments. These agreements enable us to co-develop, license or acquire promising compounds, technologies or capabilities. Collaboration, alliance and license agreements, as well as equity-based investments, allow us to share risk and cost, to access external scientific and technological expertise, and enable us to advance our own products as well as in-licensed or acquired products.
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
On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. In July 2015, we completed the agreement. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and established products, including biosimilars. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Collaborative Arrangements, Equity-Method Investment and Cost-Method Investment.

The more significant recent transactions and events are described below.

•
Agreement to Acquire Nimenrix and Mencevax Vaccines from GlaxoSmithKline plc (GSK)––On June 22, 2015, we announced that we entered into an agreement with GSK to acquire its quadrivalent meningitis ACWY vaccines, Nimenrix and Mencevax, for total consideration of approximately $130 million (€115 million). This transaction will add two high-quality and complementary vaccines to our portfolio, allowing us to reach a broader global population. We do not expect this transaction to have any significant impact on our 2015 financial performance. The transaction is subject to customary closing conditions as well as regulatory approvals in several markets, and is expected to close in the second half of 2015.

•
Acquisition of a Minority Interest in AM-Pharma B.V. (AM-Pharma)––On April 9, 2015, we acquired a minority equity interest in AM-Pharma, a privately held Dutch biopharmaceutical company focused on the development of recombinant human Alkaline Phosphatase (recAP) for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option becomes exercisable upon delivery of the clinical trial report after completion of a Phase II trial of recAP in the treatment of Acute Kidney Injury related to sepsis. Results from the current Phase II trial for recAP are expected in the second half of 2016. Under the terms of the agreement, we paid $87.5 million for both the exclusive option and the minority equity interest, which was recorded as a cost-method investment in Long-term investments, and we may make additional payments of up to $512.5 million upon exercise of the option and potential launch of any product that may result from this investment.

•
Agreement to Acquire Hospira, Inc. (Hospira)––On February 5, 2015, we announced that we entered into a definitive merger agreement under which we agreed to acquire Hospira, the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions, and is expected to close in the second half of 2015. On May 13, 2015, Hospira shareholders voted in favor of the proposal to adopt the merger agreement, which was also a condition to closing the transaction. On August 4, 2015, the European Commission approved the transaction under the EU Merger Regulation. The European Commission’s decision includes our commitment to divest certain assets in the EU.

•
Collaboration with OPKO Health, Inc. (OPKO)––On December 13, 2014, we entered into a collaborative agreement with OPKO to develop and commercialize OPKO’s long-acting human growth hormone (hGH-CTP) for the treatment of growth hormone deficiency (GHD) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (SGA) who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. We have received the exclusive license to commercialize hGH-CTP worldwide. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which include Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, all postmarketing studies, manufacturing and commercialization activities for all indications, and we will lead the manufacturing activities related to product development. The transaction closed on January 28, 2015, upon termination of the waiting period under the Hart-Scott-Rodino Act. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. OPKO is also eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD, which is subject to regulatory approval. Upon the launch of hGH-CTP for Pediatric GHD, which is subject to regulatory approval, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin.

•
Acquisition of Marketed Vaccines Business of Baxter International Inc. (Baxter)––On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we completed the acquisition of Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis.

•
Collaboration with Merck KGaA––On November 17, 2014, we entered into a collaborative agreement with Merck KGaA, to jointly develop and commercialize avelumab, an investigational anti-PD-L1 antibody currently in development as a potential treatment for multiple types of cancer. We and Merck KGaA are exploring the therapeutic potential of this novel anti-PD-L1 antibody as a single agent as well as in various combinations with our and Merck KGaA’s broad portfolio of approved and investigational oncology therapies. The companies will collaborate on up to 20 high priority immuno-oncology clinical development programs, including combination trials, in 2015. These clinical development programs include up to six trials (Phase 2 or 3) that could be pivotal for potential product registrations. We and Merck KGaA are also combining resources and expertise to advance Pfizer’s anti-PD-1 antibody into Phase 1 trials. Under the terms of the agreement, in the fourth quarter of 2014, we made an upfront payment of $850 million to Merck KGaA and Merck KGaA is eligible to receive regulatory and commercial milestone payments of up to approximately $2.0 billion. Both companies will jointly fund all development and commercialization costs, and split equally any profits generated from selling any anti-PD-L1 or anti-PD-1 products from this collaboration. Also, as part of the agreement, we gave Merck KGaA certain co-promotion rights for Xalkori in the U.S. and several other key markets. In 2014, we recorded $1.2 billion of Research and development expenses associated with this collaborative arrangement, composed of the $850 million upfront cash payment as well as an additional amount of $309 million, reflecting the estimated fair value of the co-promotion rights given to Merck KGaA.

•
Acquisition of InnoPharma, Inc. (InnoPharma)––On September 24, 2014, we completed our acquisition of InnoPharma, a privately held pharmaceutical development company, for an upfront cash payment of $225 million and contingent milestone payments of up to $135 million.

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

•
Collaboration with Eli Lilly & Company (Lilly)––In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer’s tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. On March 23, 2015, Pfizer and Lilly announced that the companies are preparing to resume the Phase 3 clinical program for tanezumab. As a result, on March 27, 2015, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which is recorded as deferred income in our condensed consolidated balance sheet and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. This announcement followed a decision by the U.S. Food and Drug Administration (FDA) to lift the partial clinical hold on the tanezumab development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab. Under the collaboration agreement with Lilly, we are eligible to receive additional payments from Lilly upon the achievement of specified regulatory and commercial milestones.

•
License of Nexium OTC Rights––In August 2012, we entered into an agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, OTC rights for Nexium, a leading prescription drug approved to treat the symptoms of gastroesophageal reflux disease. In connection with this Consumer Healthcare licensing agreement, we made an upfront payment of $250 million to AstraZeneca, which was recorded in Research and development expenses in our consolidated statement of income for the year ended December 31, 2012. On May 27, 2014, we launched Nexium 24HR in the U.S., and on July 11, 2014, we paid AstraZeneca a related $200 million product launch milestone payment; and on August 1, 2014, we launched Nexium Control in Europe, and on September 15, 2014, we paid AstraZeneca a related $50 million product launch milestone payment. These post-approval milestone payments were recorded in Identifiable intangible assets, less accumulated amortization in the consolidated balance sheet and are being amortized over the estimated useful life of the Nexium brand. AstraZeneca is eligible to receive additional milestone payments of up to $300 million, based on the level of worldwide sales as well as royalty payments, based on worldwide sales.

For a description of the more significant recent transactions through February 27, 2015, the filing date of our 2014 Annual Report on Form 10-K, see the “Our Business Development Initiatives” section of our 2014 Financial Report.

Our Financial Guidance for 2015

On July 28, 2015, we updated our 2015 financial guidance due to our strong operational performance to date coupled with an improved outlook for the remainder of the year.

The following table provides our financial guidance for full year 2015(a), (b):
Reported revenues	$45.0 to $46.0 billion
(previously $44.0 to $46.0 billion)
Adjusted cost of sales as a percentage of reported revenues	18.0% to 18.5%
(previously 18.5% to 19.5%)
Adjusted selling, informational and administrative expenses	$12.8 to $13.8 billion
Adjusted research and development expenses	$7.3 to $7.6 billion
(previously $6.9 to $7.4 billion)
Adjusted other (income)/deductions	Approximately ($500 million) of income
Effective tax rate on adjusted income	Approximately 25.0%
Reported diluted Earnings per Share (EPS)	$1.38 to $1.47
(previously $1.32 to $1.47)
Adjusted diluted EPS	$2.01 to $2.07
(previously $1.95 to $2.05)

The following table provides a reconciliation of 2015 Adjusted income and Adjusted diluted EPS guidance to the 2015 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2015 Guidance(a), (b)
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted income/diluted EPS guidance(b)	$12.6 - $13.0	$2.01 - $2.07
Purchase accounting impacts of transactions completed as of June 28, 2015	(2.6)	(0.41)
Restructuring and implementation costs	(0.7) - (0.9)	(0.11) - (0.14)
Business and legal entity alignment costs	(0.3)	(0.05)
Certain other items incurred through June 28, 2015(c)	(0.2)	(0.03)
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$8.6 - $9.2	$1.38 - $1.47

(a)	The 2015 financial guidance reflects the following:

•
Does not assume the completion of any business development transactions not completed as of June 28, 2015, including any one-time upfront payments associated with such transactions. Our 2015 financial guidance does not reflect any impact from our pending acquisition of Hospira, which is expected to close during the second half of 2015.

•	Excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of June 28, 2015.

•
Exchange rates assumed are a blend of the actual exchange rates in effect through the second quarter of 2015 and the mid-July 2015 exchange rates for the remainder of the year. Excludes the impact of a potential devaluation of the Venezuelan bolivar.

•
Guidance for reported revenues reflects the anticipated negative impact of $3.4 billion due to recent and expected generic competition for certain products that have recently lost or are anticipated to soon lose patent protection, partially offset by anticipated revenue growth from certain other products.

•
Guidance for reported revenues also reflects the anticipated negative impact of approximately $3.3 billion as a result of unfavorable changes in essentially all foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2014.

•
Guidance for the effective tax rate on Adjusted income does not assume the renewal of the U.S. research and development (R&D) tax credit. The renewal of the U.S. R&D tax credit is not anticipated to have a material impact on the effective tax rate on Adjusted income.

•
Guidance for reported and adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.25 billion shares, inclusive of share repurchases in 2015. Share repurchases in 2015 were composed of $1.0 billion of shares repurchased through January 30, 2015, a $5.0 billion accelerated share repurchase agreement executed in February 2015 and a $0.2 billion cash payment in July 2015 to satisfy the settlement terms of the accelerated share repurchase agreement. Pfizer elected to settle the terms of the accelerated share repurchase agreement with cash as opposed to the commensurate value in shares. Actual and projected dilution related to employee compensation programs is expected to partially offset these share repurchases.

(b)	For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.
(c) Primarily reflects charges associated with certain legal matters, as well as other certain significant items.

For additional information about our actual and anticipated costs and cost savings associated with our cost-reduction initiatives and our global commercial structure, which was established in 2014, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014	% Change in Revenues
Three Months Ended
Operating Segments(a):
GIP	$3,497	$3,547	$1,766	$1,614	$1,731	$1,933	(1)	9	(10)
VOC	3,133	2,579	1,694	1,136	1,439	1,443	21	49	—
GEP	5,090	6,513	1,477	2,105	3,613	4,408	(22)	(30)	(18)
	11,720	12,639	4,936	4,855	6,784	7,784	(7)	2	(13)
Other(b)	133	134	58	51	75	83	—	15	(10)
Total revenues	$11,853	$12,773	$4,994	$4,906	$6,859	$7,867	(7)	2	(13)

Six Months Ended
Operating Segments(a):
GIP	$6,572	$6,623	$3,256	$2,941	$3,316	$3,682	(1)	11	(10)
VOC	5,796	4,753	3,176	2,137	2,621	2,616	22	49	—
GEP	10,104	12,503	2,888	4,009	7,216	8,494	(19)	(28)	(15)
	22,473	23,879	9,320	9,087	13,153	14,792	(6)	3	(11)
Other(b)	244	247	108	94	136	153	(1)	15	(11)
Total revenues	$22,717	$24,126	$9,428	$9,181	$13,289	$14,945	(6)	3	(11)

(a)	GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment.

(b)
Includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes the revenues related to our transitional manufacturing and supply agreements with Zoetis, Inc. (Zoetis).

See the “Our 2015 Performance” section of this MD&A, for a discussion of performance of worldwide revenues.

Geographically,

•
in the U.S., revenues increased $88 million, or 2%, in the second quarter of 2015, and increased $247 million, or 3%, in the first six months of 2015, compared to the same periods in 2014, reflecting, among other things:

◦
the performance of several key products, including Prevnar 13 primarily in adults, Ibrance (which was launched in the U.S. in February 2015), Eliquis, Xeljanz, Lyrica, Viagra and Celecoxib (collectively, up approximately $790 million in the second quarter of 2015 and $1.5 billion in the first six months of 2015), partially offset by:

◦
losses of exclusivity and immediate multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $460 million in the second quarter of 2015 and $840 million in the first six months of 2015);

◦
the loss of exclusivity for Zyvox and Rapamune, as well as the termination of our Spiriva co-promotion collaboration (collectively, down approximately $140 million in the second quarter of 2015 and $280 million in the first six months of 2015); and

◦
the performance of certain other products such as Lipitor, Geodon and BeneFIX, as well as the non-recurrence in 2015 of initial retailer stocking associated with the launch of Nexium 24HR in May 2014 (collectively, down approximately $170 million in the second quarter of 2015 and $160 million in the first six months of 2015).

•
in our international markets, revenues decreased $1.0 billion, or 13%, in the second quarter of 2015, and decreased $1.7 billion, or 11%, in the first six months of 2015, compared to the same periods in 2014. Foreign exchange unfavorably impacted international revenues by approximately $1.0 billion, or 13%, in the second quarter of 2015 and unfavorably impacted international revenues by approximately $1.8 billion, or 12%, in the first six months of 2015. Operationally, revenues were relatively flat in the second quarter of 2015, increasing $37 million, and increased $134 million, or 1%, in the first six months of 2015, compared to the same periods in 2014 reflecting, among other things:

◦
the operational growth in emerging markets of Prevenar 13, Lipitor, Zyvox, Viagra (GEP) and Norvasc (collectively, up approximately $200 million in the second quarter of 2015 and $400 million in the first six months of 2015); and

◦
higher revenues in developed markets for Eliquis and Lyrica (GIP), as well as from vaccines acquired in December 2014 from Baxter (in Europe) (collectively, up approximately $190 million in the second quarter of 2015 and $300 million in the first six months of 2015), partially offset by:

◦
lower revenues for Lyrica (GEP), Celebrex, Inspra and Viagra (GEP) as a result of the loss of exclusivity, as well as Lipitor, Norvasc, and for the first six months of 2015, Enbrel in developed markets, and Vfend and Zosyn/Tazocin in emerging markets (collectively, down approximately $280 million in the second quarter of 2015 and $460 million in the first six months of 2015).

During the second quarter of 2015, international revenues represented 58% of total revenues, compared to 62% in the second quarter of 2014. Excluding foreign exchange, international revenues in the second quarter of 2015 represented 61% of total revenues, compared to 62% in the second quarter of 2014. During the first six months of 2015, international revenues represented 58% of total revenues, compared to 62% in the first six months of 2014. Excluding foreign exchange, international revenues in the first six months of 2015 represented 62% of total revenues, compared to 63% in the first six months of 2014.
For additional information about operating segment revenues, see the “Analysis of Operating Segment Information” section of this MD&A.

Revenue Deductions

Our gross product revenues are subject to a variety of deductions that are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates, chargebacks and sales allowances to government agencies, wholesalers/distributors and managed care organizations with respect to our pharmaceutical products. Those deductions represent estimates of rebates and discounts related to gross sales for the reporting period, and, as such, knowledge and judgment of market conditions and practice are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
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

The following table provides information about deductions from revenues:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Medicare rebates(a)	$228	$265	$449	$505
Medicaid and related state program rebates(a)	291	48	571	220
Performance-based contract rebates(a), (b)	581	558	1,046	1,071
Chargebacks(c)	1,208	959	2,251	1,792
Sales allowances(d)	990	1,040	1,894	1,981
Sales returns and cash discounts	366	330	627	572
Total(e)	$3,665	$3,200	$6,839	$6,141

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended June 28, 2015, associated with the following segments: GIP ($1.0 billion); VOC ($0.4 billion); and GEP ($2.3 billion). For the three months ended June 29, 2014, associated with the following segments: GIP ($0.7 billion); VOC ($0.3 billion); and GEP ($2.2 billion). For the six months ended June 28, 2015, associated with the following segments: GIP ($1.9 billion); VOC ($0.7 billion); and GEP ($4.2 billion).

For the six months ended June 29, 2014, associated with the following segments: GIP ($1.4 billion); VOC ($0.5 billion); and GEP ($4.2 billion).
Total deductions from revenues for the second quarter of 2015 increased 15%, compared to the second quarter of 2014, and total deductions from revenues for the first six months of 2015 increased 11%, compared to the first six months of 2014, primarily as a result of:

•	an increase in chargebacks primarily due to products that have lost exclusivity in the U.S. and increasing competitive pressures, as well as increases for certain U.S. branded products; and

•
an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs, as well as a decrease in Managed Medicaid estimated rebates in the second quarter of 2014.

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.2 billion as of June 28, 2015, of which approximately $1.9 billion is included in Other current liabilities, $248 million is included in Other noncurrent liabilities and approximately $1.0 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.4 billion as of December 31, 2014, of which approximately $2.0 billion is included in Other current liabilities, $300 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Total accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts as of June 28, 2015 decreased by approximately $200 million compared to December 31, 2014, primarily due to the timing of certain payments in the U.S.

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:
			Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)			June 28, 2015	% Change(b)	June 28, 2015	% Change(b)
PRODUCT	PRIMARY INDICATIONS	Business(a)
Prevnar family(c)	Vaccines for prevention of pneumococcal disease	V	$1,503	37	$2,808	39
Lyrica(d)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	GEP/GIP	1,219	(7)	2,406	(2)
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	GIP	822	(16)	1,581	(16)
Lipitor	Reduction of LDL cholesterol	GEP	509	(6)	950	(5)
Viagra(e)	Erectile dysfunction	GEP/GIP	448	5	843	5
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	O	294	(5)	536	(7)
Zyvox	Bacterial infections	GEP	259	(26)	530	(21)
Norvasc	Hypertension	GEP	251	(11)	503	(10)
Premarin family	Symptoms of menopause	GEP	259	(5)	491	(6)
Celebrex	Arthritis pain and inflammation, acute pain	GEP	224	(71)	428	(69)
BeneFIX	Hemophilia	GIP	193	(15)	366	(14)
Vfend	Fungal infections	GEP	162	(27)	345	(13)
Pristiq	Depression	GEP	177	(11)	338	(9)
Chantix/Champix	An aid to smoking cessation treatment	GIP	173	2	332	5
Genotropin	Replacement of human growth hormone	GIP	167	(14)	306	(15)
Refacto AF/Xyntha	Hemophilia	GIP	142	(17)	262	(17)
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer	O	119	10	230	17
Xeljanz	Rheumatoid arthritis	GIP	128	87	224	86
Medrol	Inflammation	GEP	113	(1)	215	(3)
Inlyta	Advanced renal cell carcinoma (RCC)	O	111	10	206	9
Xalatan/Xalacom	Glaucoma and ocular hypertension	GEP	99	(23)	201	(19)
Zoloft	Depression and certain anxiety disorders	GEP	93	(11)	179	(13)
Sulperazon	Antibiotic	GEP	80	(12)	179	(1)
Ibrance	Advanced breast cancer	O	140	*	178	*
Relpax	Treats the symptoms of migraine headache	GEP	82	(16)	162	(12)
Fragmin	Anticoagulant	GEP	88	(7)	162	(8)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	GEP	85	(5)	161	6
Zithromax/Zmax	Bacterial infections	GEP	68	(10)	154	(8)
Tygacil	Antibiotic	GEP	77	(7)	150	(4)
Effexor	Depression and certain anxiety disorders	GEP	74	(23)	147	(17)
Toviaz	Overactive bladder	GIP	71	(10)	134	(5)
Revatio	Pulmonary arterial hypertension (PAH)	GEP	65	(5)	128	(12)
BMP2	Development of bone and cartilage	GIP	75	47	113	24
Xanax/Xanax XR	Anxiety disorders	GEP	54	(19)	109	(14)
Cardura	Hypertension/Benign prostatic hyperplasia	GEP	55	(20)	106	(21)
Rapamune	Prevention of organ rejection in kidney transplantation	GIP	53	(39)	106	(39)
Unasyn	Injectable antibacterial	GEP	50	(6)	105	6
Somavert	Acromegaly	GIP	55	(6)	104	(4)
Neurontin	Seizures	GEP	48	(18)	103	(4)
Depo-Provera	Contraceptive	GEP	51	27	88	(5)
FSME-IMMUN/TicoVac	Tick-borne encephalitis vaccine	V	56	*	65	*
Alliance revenues(f)	Various	GEP/GIP	311	32	533	19
All other biopharmaceutical(g)	Various	GIP/GEP/V/O	1,780	(15)	3,558	(13)
All other GIP(g)		GIP	87	(34)	178	(25)
All other GEP(g)		GEP	1,623	(15)	3,256	(13)
All other V/O(g)		V/O	70	37	124	34

(a)
Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; and GEP = the Global Established Pharmaceutical segment.

(b)	As compared to the three and six months ended June 29, 2014, as applicable.

(c)
In the second quarter and the first six months of 2015, all revenues were composed of Prevnar 13/Prevenar 13. In the second quarter and first six months of 2014, revenues were composed of the Prevnar family of products, which included Prevnar 13/Prevenar 13 and, to a much lesser extent, Prevenar (7-valent).

(d)	Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in GEP. All other Lyrica revenues are included in GIP.

(e)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(f)	Includes Eliquis (GIP), Rebif (GIP), Spiriva (GEP) and Aricept (GEP).

(g)	All other GIP, All other GEP and All other V/O are subsets of All other biopharmaceutical revenues.
* Calculation not meaningful.

Revenues––Selected Product Descriptions

•
Prevnar/Prevenar 13 (V), is our pneumococcal conjugate vaccine for the prevention of pneumococcal disease. Overall, worldwide revenues for Prevnar/Prevenar 13 increased 43% operationally in the second quarter of 2015, and 45% operationally in the first six months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact on worldwide revenues of 6% in the second quarter and the first six months of 2015, compared to the same periods in 2014.

In the U.S., revenues for Prevnar increased 87% in the second quarter of 2015, and 84% in the first six months of 2015, compared to the same periods in 2014, mainly due to continued strong uptake among adults following the positive recommendation from the U.S. Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) for use in adults aged 65 and older in the third quarter of 2014 as well as the success of the promotional programs.
Internationally, revenues for Prevenar increased 10% operationally in the second quarter of 2015, and 12% operationally in the first six months of 2015, compared to the same periods in 2014, primarily reflecting increased shipments associated with Gavi, the Vaccine Alliance, and the favorable impact of Prevenar’s inclusion in additional national immunization programs in certain emerging markets. Foreign exchange had an unfavorable impact on international revenues of 11% in the second quarter of 2015, and an unfavorable impact of 12% in the first six months of 2015, compared to the same periods in 2014.

In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, however, the CDC announced formally that it will conduct this review in 2018. Currently, we are working with a number of U.S. investigators to monitor the proportion of community-acquired pneumonia caused by the serotypes included in Prevnar 13 and continue to observe trends.
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

•
Lyrica (GEP (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/GIP (All other revenues)) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain markets outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 1% operationally in the second quarter of 2015, and 5% operationally in the first six months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact on worldwide revenues of 8% in the second quarter of 2015, and 7% in the first six months of 2015, compared to the same periods in 2014.

In the U.S., revenues increased 8% in the second quarter of 2015, and 14% in the first six months of 2015, compared to the same periods in 2014, driven by price and volume increases, and investment in direct-to-consumer advertising combined with strong field force performance, partially offset by higher rebates.
Internationally, Lyrica revenues decreased 5% operationally in the second quarter of 2015, and 2% operationally in the first six months of 2015, compared to the same periods in 2014, due to losses of exclusivity in certain developed Europe markets, partially offset by growth in Japan and emerging markets. Foreign exchange had an unfavorable impact on international revenues of 15% in the second quarter of 2015, and 14% in the first six months of 2015, compared to the same periods in 2014.
Worldwide revenues from Lyrica in our GIP segment increased 10% operationally in the second quarter of 2015 and 14% operationally in the first six months of 2015, compared to the same periods in 2014, and in our GEP segment, revenues from

Lyrica decreased 17% operationally in the second quarter of 2015 and 11% operationally in the first six months of 2015, compared to the same periods in 2014.

•
Enbrel (GIP, outside the U.S. and Canada), indicated for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis (a type of arthritis affecting the spine), and nonradiographic axial spondyloarthritis, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 2% operationally in the second quarter of 2015, and a decrease of 2% operationally in the first six months of 2015, compared to the same periods in 2014. Results for the second quarter of 2015 were favorably impacted by demand in certain markets in Europe and Asia, partially offset by the timing of government purchases in Latin America and to a lesser extent, the change in the distribution channel in the U.K. Results for the first six months of 2015 were unfavorably impacted by a change in the distribution channel in the U.K. Foreign exchange had an unfavorable impact of 18% in the second quarter of 2015, and 14% in the first six months of 2015, compared to the same periods in 2014.

•
Lipitor (GEP) is indicated for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor faces generic competition in all major developed markets. Branded Lipitor recorded worldwide revenues of $509 million, or a decrease of 1% operationally in the second quarter of 2015, and $950 million, or an increase of 1% operationally in the first six months of 2015, compared to the same periods in 2014. Results for the second quarter of 2015 were unfavorably impacted by continued brand erosion due to generic competition in developed markets. Results for the first six months of 2015 increased primarily due to strong volume growth in emerging markets, primarily in China, resulting from reallocation of field force and promotional efforts, partially offset by brand erosion due to generic competition and increased payer pressure worldwide. Foreign exchange had an unfavorable impact of 5% in the second quarter of 2015, and 6% in the first six months of 2015, compared to the same periods in 2014.

In the U.S., revenues decreased 58% in the second quarter of 2015, and 45% in the first six months of 2015, compared to the same periods in 2014, primarily due to lower volumes as a result of continued brand erosion due to generic competition and unfavorable pricing.
In our international markets, revenues increased 11% operationally in the second quarter of 2015, and 8% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to strong volume growth in emerging markets, primarily in China, partially offset by brand erosion due to generic competition and increased international payer pressure. Foreign exchange had an unfavorable impact on international revenues of 6% in both the second quarter and in the first six months of 2015, compared to the same periods in 2014.

•
Viagra (GIP (U.S. and Canada revenues)/GEP (All other revenues excluding U.S. and Canada)) is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues increased 8% operationally in the second quarter of 2015, and 9% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to strong operational performance in the U.S. and emerging markets. International revenues decreased 5% operationally in the second quarter of 2015, and 3% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to the impact of generic competition in developed markets outside of North America, partially offset by strong operational performance in China. Foreign exchange had an unfavorable impact on international revenues of 8% in the second quarter of 2015, and 10% in the first six months of 2015, compared to the same periods in 2014. Revenues in the U.S. increased 14% in the second quarter of 2015, and 15% in the first six months of 2015, compared to the same periods in 2014, primarily driven by price increases, higher purchases from the U.S. Department of Veterans Affairs/Department of Defense, and increased quantity per prescription, partially offset by lower commercial demand resulting from price sensitivity.

•
Sutent (O) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 7% operationally in the second quarter of 2015, and increased 4% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to price increases in the U.S., as well as strong demand in certain European and emerging markets. Foreign exchange had an unfavorable impact of 12% in the second quarter of 2015, and 11% in the first six months of 2015, compared to the same periods in 2014.

•
Zyvox (GEP) is among the world’s best-selling branded agents used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 17% operationally in the second quarter of 2015, and 13% operationally in the first six months of 2015, compared to the same periods in 2014, due to generic competition in the U.S. beginning in the first half of 2015, partially offset by growth in China. Foreign exchange had an unfavorable impact of 9% in the second quarter of 2015, and 8% in the first six months of 2015, compared to the same periods in 2014.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide revenues decreased 4% operationally in the second quarter of 2015, and 3% operationally in the first six months of 2015, compared to the same periods in 2014, due to generic erosion, primarily in Japan, partially offset by volume growth in emerging markets, primarily in China. Foreign exchange had an unfavorable impact of 7% in the second quarter and in the first six months of 2015, compared to the same periods in 2014.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues decreased 4% operationally in the second quarter of 2015, and 5% operationally in the first six months of 2015, compared to the same periods in 2014. Revenues in the U.S. were unfavorably impacted by prescription volume declines for Premarin Family Oral brands, partially offset by price increases.

•
Celebrex (GEP), indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded a decrease in worldwide revenues of 68% operationally in the second quarter of 2015, and 66% operationally in the first six months of 2015, compared to the same periods in 2014, primarily driven by the loss of exclusivity and launch of multi-source generic competition in the U.S. (December 2014) and in most other developed markets. Foreign exchange had an unfavorable impact of 3% in the second quarter and the first six months of 2015, compared to the same periods in 2014.

In the U.S., revenues decreased 89% in the second quarter of 2015, and 91% in the first six months of 2015, compared to the same periods in 2014, primarily driven by the loss of exclusivity and launch of multi-source generic competition in the U.S. in December 2014.
Internationally, Celebrex revenues decreased 23% operationally in the second quarter of 2015, and 17% operationally in the first six months of 2015, compared to the same periods in 2014, driven by the loss of exclusivity and launch of multi-source generic competition in most developed markets. Foreign exchange had an unfavorable impact on international revenues of 8% in the second quarter and the first six months of 2015, compared to the same periods in 2014.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong hemophilia bleeding disorders. BeneFIX worldwide revenues decreased 7% operationally in the second quarter and in the first six months of 2015, compared to the same periods in 2014, primarily as a result of the erosion of market share in the U.S. due to the launch of competing new extended half-life treatment options. Foreign exchange had an unfavorable impact on revenues of 8% in the second quarter of 2015, and 7% in the first six months of 2015, compared to the same periods in 2014.

ReFacto AF/Xyntha recorded a 5% operational decrease in worldwide revenues in the second quarter of 2015, and decreased 7% operationally in the first six months of 2015, compared to the same periods in 2014, largely due to price erosion in the U.K. and Australia and loss of the annual tender in Iraq. Foreign exchange had an unfavorable impact on revenues of 12% in the second quarter of 2015, and 10% in the first six months of 2015, compared to the same periods in 2014.

•
Pristiq (GEP) is indicated for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been indicated for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded a decrease in worldwide revenues of 7% operationally in the second quarter of 2015, and 5% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to decreased market share in the U.S., partially offset by U.S. market price increases. Foreign exchange had an unfavorable impact on revenues of 4% in the second quarter and the first six months of 2015, compared to the same periods in 2014.

•
Chantix/Champix (GIP) is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide revenues increased 8% operationally in the second quarter of 2015, and 10% operationally in the first six months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact on revenues of 6% in the second quarter of 2015, and 5% in the first six months of 2015, compared to the same periods in 2014.

In the U.S., Chantix revenues increased 7% in the second quarter of 2015, and 10% in the first six months of 2015, compared to the same periods in 2014, primarily due to price increases and a steadily improving willingness by payers to cover the cost of this medicine in response to the requirements of the Affordable Care Act, partially offset by intensified competition by electronic cigarettes and over-the-counter nicotine replacement therapies.
Internationally, Champix revenues increased 10% operationally in the second quarter of 2015, and 11% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to a significant tobacco tax increase in Korea and strong growth across emerging markets. Foreign exchange had an unfavorable impact on international revenues of 15% in the second quarter of 2015, and 14% in the first six months of 2015, compared to the same periods in 2014.

•
Xalkori (O) is indicated for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive. Xalkori worldwide revenues increased 19% operationally in the second quarter of 2015, and 26% operationally in the first six months of 2015, compared to the same periods in 2014, as a result of an increase in diagnostic rates for the ALK gene mutation, which has led to more patients being treated, and price increases in the U.S. Foreign exchange had a 9% unfavorable impact in the second quarter and the first six months of 2015, compared to the same periods in 2014.

•
Xeljanz (GIP) is approved for use as a second-line therapy for the treatment of adult patients with moderate to severe active rheumatoid arthritis (after traditional disease-modifying antirheumatic drugs) in more than 40 markets including the U.S., Japan, Australia, Canada, Switzerland and Brazil. Xeljanz recorded an increase in worldwide revenues of 89% operationally in the second quarter of 2015, and 88% operationally in the first six months of 2015, compared to the same periods in 2014, primarily in the U.S., driven by continued growth through rheumatologist acceptance and consumer awareness. Foreign exchange had a 2% unfavorable impact in the second quarter and in the first six months of 2015, compared to the same periods in 2014.

•
Inlyta (O) is indicated for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment. Worldwide revenues increased 21% operationally in the second quarter of 2015, and 19% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to increased market share. Revenues in the U.S. increased 21% in the second quarter of 2015, and 16% in the first six months of 2015, compared to the same periods in 2014, primarily due to increased market share and price increases. International revenues increased 21% operationally in the second quarter of 2015, and 22% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to strong growth in developed markets in Europe, where a large proportion of oncologists are prescribing Inlyta. Foreign exchange had an unfavorable impact on international revenues of 19% in the second quarter of 2015, and 18% in the first six months of 2015, compared to the same periods in 2014.

•
Ibrance (O), indicated as a first-line treatment for certain forms of advanced breast cancer, was approved and launched in the U.S. in February 2015. Ibrance recorded worldwide revenues of $140 million in the second quarter of 2015 and $178 million in the first six months of 2015.

•
Alliance revenues (GEP/GIP) increased 41% operationally worldwide in the second quarter of 2015, and 26% operationally in the first six months of 2015, compared to the same periods in 2014, mainly due to:

◦	an increase in Eliquis alliance revenues,
partially offset by:

◦
the termination of the co-promotion collaboration for Spiriva (GEP) in most developed markets, which resulted in a decrease in Pfizer’s share of Spiriva revenues of approximately $30 million operationally in the second quarter of 2015, and $100 million operationally in the first six months of 2015, compared to the same periods in 2014.

•
Eliquis (apixaban) (GIP) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). The two companies share commercialization expenses and profit/losses equally on a global basis. In April 2015, we signed an agreement with BMS to transfer full commercialization rights in certain smaller markets to us, beginning in the third quarter of 2015. BMS will supply the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients. Eliquis (apixaban) is approved for multiple indications in major markets around the world:

◦	to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation (NVAF);

◦	for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE following initial therapy; and

◦	for the prophylaxis of DVT, which may lead to PE, in patients who have undergone hip or knee replacement surgery.
The NOAC class penetration continues to expand across key markets. Eliquis has become the most prescribed oral anticoagulant in new to brand prescriptions among cardiologists in the U.S., Japan, and several other markets. Eliquis share uptake with primary care physicians has also been strong, following the launch, in the fourth quarter of 2014, of the treatment indications for DVT and PE and reduction in the risk of recurrent DVT and PE.
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

A comprehensive update of Pfizer’s development pipeline was published on July 28, 2015 and is available at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for candidates from Phase 2 through registration.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Ibrance (Palbociclib)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases in combination with letrozole for the treatment of postmenopausal women with estrogen receptor-positive (ER+), human epidermal growth factor receptor 2-negative (HER2-) advanced breast cancer as initial endocrine-based therapy for their metastatic disease
February 2015
Trumenba (MnB rLP2086)	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	October 2014
Eliquis (Apixaban)(a)	Treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE following initial treatment	August 2014

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Tofacitinib	QD MR (once-a-day) dosing	July 2015
ALO-02 (oxycodone HCI/ naltrexone/HCI)	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	February 2015
Xeljanz (Tofacitinib)	Treatment of adult patients with moderate to severe chronic plaque psoriasis	February 2015
Tafamidis meglumine(a)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Celebrex (Celecoxib)(b)	Chronic pain	October 2009
Viviant (Bazedoxifene)(c)	Osteoporosis treatment and prevention	August 2006

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

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

(b)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending. There are no additional granted patents related to this potential approval.

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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xeljanz (Tofacitinib)	Application filed in Japan for treatment of psoriasis vulgaris and psoriatic arthritis with inadequate response to existing therapies	—	March 2015
Eliquis (Apixaban)(a)	Application filed in Japan for treatment of venous thromboembolism	—	February 2015
Xalkori (Crizotinib)	Application filed in the EU for first line treatment of ALK-positive non-small cell lung cancer	—	January 2015
Duavive (Conjugated Estrogens/Bazedoxifene)	Approval in the EU for treatment of estrogen deficiency symptoms in postmenopausal women with a uterus (with at least 12 months since the last menses) for whom treatment with progestin-containing therapy is not appropriate	December 2014	—
Effexor SR (Venlafaxine HCl)	Application filed in Japan for treatment of depression/depressed state	—	December 2014
Bosulif (Bosutinib)	Approval in Japan for treatment of previously treated chronic myelogenous leukemia	September 2014	—

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bosulif (Bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (Axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group
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

Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Tofacitinib	Treatment of psoriasis (ex-US), ulcerative colitis, and psoriatic arthritis
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
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

Ertugliflozin	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency (GHD) in adults, which is being developed in collaboration with OPKO Health, Inc.
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(c)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(d)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(e)	A potential biosimilar to Humira® (adalimumab)
Rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
Tanezumab(f)	An anti-nerve growth factor monoclonal antibody for the treatment of pain
Trumenba	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age (ex-U.S.)

(a)	Remicade® is a registered trademark of Janssen Biotech, Inc.

(b)	Herceptin® is a registered trademark of Genentech, Inc.

(c)	Rituxan® is a registered trademark of Biogen MA Inc.

(d)	Avastin® is a registered trademark of Genentech, Inc.

(e)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

(f)
In March 2015, we and our alliance partner, Eli Lilly & Company, announced that we are preparing to resume the Phase 3 clinical program for tanezumab. This announcement followed a decision by the FDA to lift the partial clinical hold on the tanezumab development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab. A partial clinical hold had been in place for tanezumab since December 2012 due to adverse changes in the sympathetic nervous system of mature animals.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Cost of sales	$2,180	$2,462	(11)	$4,018	$4,507	(11)
As a percentage of Revenues	18.4%	19.3%		17.7%	18.7%

Cost of sales decreased 11% in the second quarter of 2015, compared to the same period in 2014, primarily due to:

•	favorable foreign exchange of 10%; and

•	to a lesser extent, a decrease in royalty expense,
partially offset by:

•	an increase in sales volumes, including as a result of the acquisition of Baxter’s portfolio of marketed vaccines in Europe.

The decrease in Cost of sales as a percentage of revenues in the second quarter of 2015, compared to the same period in 2014, was primarily due to:

•	favorable foreign exchange; and

•	to a lesser extent, a decrease in royalty expenses.
Cost of sales decreased 11% in the first six months of 2015, compared to the same period in 2014, primarily due to:

•	favorable foreign exchange of 12%,
partially offset by:

•	an increase in sales volumes, including as a result of the acquisition of Baxter’s portfolio of marketed vaccines in Europe.
The decrease in Cost of sales as a percentage of revenues in the first six months of 2015, compared to the same period in 2014, was primarily due to favorable foreign exchange.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Selling, informational and administrative expenses	$3,386	$3,520	(4)	$6,491	$6,560	(1)
As a percentage of Revenues	28.6%	27.6%		28.6%	27.2%

SI&A expenses decreased 4% in the second quarter of 2015 and 1% in the first six months of 2015, compared to the same periods in 2014, primarily due to:

•	the favorable impact of foreign exchange of 7% for the second quarter of 2015 and 6% for the first six months of 2015; and

•	lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives, partially offset by:

•	promotional expenses for Prevnar 13 in adults in the U.S., as well as increased costs to support several recently launched products and other in-line products;

•	an increase in compensation costs in the U.S.; and

•	a higher cost in the first six months of 2015 for the Branded Prescription Drug Fee compared to the same period in 2014.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Research and development expenses	$1,734	$1,759	(1)	$3,620	$3,382	7
As a percentage of Revenues	14.6%	13.8%		15.9%	14.0%

R&D expenses decreased 1% in the second quarter of 2015, compared to the same period in 2014, primarily due to:

•	the favorable impact of foreign exchange of 2%; and

•
lower clinical trial expenses for Trumenba, Prevnar 13 adult, and certain oncology products, as well as lower clinical trial expenses as a result of completion of postmarketing commitments, primarily for certain in-line products, largely offset by:

•	incremental investment in the late-stage pipeline, primarily bococizumab; and

•	increased investment in biosimilar and generic sterile injectable development programs.

R&D expenses increased 7% in the first six months of 2015, compared to the same period in 2014, primarily due to:

•	the $295 million upfront payment to OPKO in the first quarter of 2015 associated with a worldwide development and commercialization agreement;

•	investment in the late-stage pipeline, primarily bococizumab; and

•	increased investment in biosimilar and generic sterile injectable development programs, partially offset by:

•
lower clinical trial expenses for Trumenba, Prevnar 13 adult and certain oncology products, as well as lower clinical trial expenses as a result of the completion of postmarketing commitments for certain in-line products; and

•	the favorable impact of foreign exchange of 2%.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Amortization of intangible assets	$872	$1,001	(13)	$1,811	$2,118	(14)
As a percentage of Revenues	7.4%	7.8%		8.0%	8.8%
Amortization of intangible assets decreased 13% in the second quarter of 2015 and 14% in the first six months of 2015, compared to the same periods in 2014, primarily due to assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Restructuring charges and certain acquisition-related costs	$86	$81	6	$146	$139	5
Total additional depreciation—asset restructuring	28	102	(72)	47	176	(73)
Total implementation costs	45	76	(41)	93	108	(14)
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$159	$259	(39)	$286	$423	(32)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

Costs associated with acquisitions and cost-reduction/productivity initiatives decreased 39% in the second quarter of 2015, and decreased 32% in the first six months of 2015, compared to the same periods in 2014, primarily due to lower additional depreciation—asset restructuring and lower costs to implement certain cost-reduction/productivity initiatives.

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

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Other (income)/deductions––net	$55	$(53)	*	$9	$570	(98)

For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.

PROVISION FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Provision for taxes on income	$905	$1,082	(16)	$1,610	$1,664	(3)
Effective tax rate on continuing operations	25.6%	27.0%		24.3%	24.3%

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

ADJUSTED INCOME
General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, and certain components of Adjusted income, in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, consumer healthcare (OTC) products, and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Adjusted Income––General Description of Adjusted Income Measure” section of our 2014 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Revenues, Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. The Adjusted income measure and the Adjusted income component measures are not, and should not be viewed as, a substitute for U.S. GAAP net income or U.S. GAAP net income components.

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

•
senior management’s annual compensation is derived, in part, using this Adjusted income measure. See the “Adjusted Income––General Description of Adjusted Income Measure” section of our 2014 Financial Report for additional information.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations, and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a group of pharmaceutical industry peers (pre-2015) or a publicly traded pharmaceutical index, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2015 and 2014 below.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our global commercial structure reorganization, and our other non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 28, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$11,853	$—	$—	$—	$—	$11,853
Cost of sales	2,180	(1)	(17)	—	(39)	2,123
Selling, informational and administrative expenses	3,386	1	—	—	(15)	3,372
Research and development expenses	1,734	2	—	—	(4)	1,732
Amortization of intangible assets	872	(839)	—	—	—	33
Restructuring charges and certain acquisition-related costs	86	—	(51)	—	(35)	—
Other (income)/deductions––net	55	3	—	—	(211)	(153)
Income from continuing operations before provision for taxes on income	3,539	835	68	—	305	4,747
Provision for taxes on income(b)	905	238	18	—	52	1,213
Income from continuing operations	2,635	597	50	—	252	3,534
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,626	597	50	(1)	252	3,525
Earnings per common share attributable to Pfizer Inc.––diluted	0.42	0.10	0.01	—	0.04	0.56

	Six Months Ended June 28, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$22,717	$—	$—	$—	$—	$22,717
Cost of sales	4,018	(3)	(26)	—	(60)	3,930
Selling, informational and administrative expenses	6,491	1	—	—	(43)	6,449
Research and development expenses	3,620	3	—	—	(14)	3,609
Amortization of intangible assets	1,811	(1,745)	—	—	—	67
Restructuring charges and certain acquisition-related costs	146	—	(65)	—	(81)	—
Other (income)/deductions––net	9	5	—	—	(335)	(320)
Income from continuing operations before provision for taxes on income	6,621	1,738	91	—	532	8,982
Provision for taxes on income(b)	1,610	499	24	—	113	2,247
Income from continuing operations	5,011	1,239	67	—	419	6,736
Discontinued operations––net of tax	6	—	—	(6)	—	—
Net income attributable to noncontrolling interests	14	—	—	—	—	14
Net income attributable to Pfizer Inc.	5,002	1,239	67	(6)	419	6,721
Earnings per common share attributable to Pfizer Inc.––diluted	0.80	0.20	0.01	—	0.07	1.07
See end of tables for notes (a) and (b).

	Three Months Ended June 29, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,773	$—	$—	$—	$(71)	$12,702
Cost of sales	2,462	14	(16)	—	(140)	2,320
Selling, informational and administrative expenses	3,520	4	—	—	(38)	3,486
Research and development expenses	1,759	—	—	—	(45)	1,714
Amortization of intangible assets	1,001	(961)	—	—	—	40
Restructuring charges and certain acquisition-related costs	81	—	(31)	—	(50)	—
Other (income)/deductions––net	(53)	(6)	—	—	(36)	(95)
Income from continuing operations before provision for taxes on income	4,003	949	47	—	238	5,237
Provision for taxes on income(b)	1,082	254	49	—	74	1,459
Income from continuing operations	2,921	695	(2)	—	164	3,778
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,912	695	(2)	—	164	3,769
Earnings per common share attributable to Pfizer Inc.––diluted	0.45	0.11	—	—	0.03	0.58

	Six Months Ended June 29, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$24,126	$—	$—	$—	$(128)	$23,998
Cost of sales	4,507	83	(22)	—	(262)	4,306
Selling, informational and administrative expenses	6,560	4	—	—	(58)	6,506
Research and development expenses	3,382	—	—	—	(56)	3,326
Amortization of intangible assets	2,118	(2,037)	—	—	—	81
Restructuring charges and certain acquisition-related costs	139	—	(55)	—	(84)	—
Other (income)/deductions––net	570	(7)	—	—	(922)	(359)
Income from continuing operations before provision for taxes on income	6,850	1,957	77	—	1,254	10,138
Provision for taxes on income(b)	1,664	542	58	—	422	2,686
Income from continuing operations	5,186	1,415	19	—	832	7,452
Discontinued operations––net of tax	73	—	—	(73)	—	—
Net income attributable to noncontrolling interests	18	—	—	—	—	18
Net income attributable to Pfizer Inc.	5,241	1,415	19	(73)	832	7,434
Earnings per common share attributable to Pfizer Inc.––diluted	0.81	0.22	—	(0.01)	0.13	1.15

(a)	For details of adjustments, see “Details of Income Statement Items Excluded from Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 25.6% in the second quarter of 2015, compared with 27.9% in the second quarter of 2014. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decline in tax benefits associated with the resolution of certain tax positions pertaining to prior years, with various foreign tax authorities, and the expiration of certain statutes of limitations. The effective tax rate on Non-GAAP Adjusted income was 25.0% in the first six months of 2015, compared with 26.5% in the first six months of 2014. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decline in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

Details of Income Statement Items Excluded from Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Purchase accounting adjustments
Amortization, depreciation and other(a)	$834	$963	$1,735	$2,040
Cost of sales	1	(14)	3	(83)
Total purchase accounting adjustments––pre-tax	835	949	1,738	1,957
Income taxes(b)	(238)	(254)	(499)	(542)
Total purchase accounting adjustments––net of tax	597	695	1,239	1,415
Acquisition-related costs
Restructuring charges(c)	8	16	5	22
Transaction costs(c)	1	—	6	—
Pre-integration/integration costs(c)	42	15	54	33
Additional depreciation––asset restructuring(d)	17	16	26	22
Total acquisition-related costs––pre-tax	68	47	91	77
Income taxes(e)	(18)	(49)	(24)	(58)
Total acquisition-related costs––net of tax	50	(2)	67	19
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	(1)	—	(6)	(73)
Certain significant items
Restructuring charges(g)	35	50	81	84
Implementation costs and additional depreciation––asset restructuring(h)	56	162	114	262
Certain legal matters, net(i)	92	4	92	698
Certain asset impairments(i)	—	—	—	114
Business and legal entity alignment costs(j)	63	39	164	67
Other(k)	58	(17)	81	29
Total certain significant items––pre-tax	305	238	532	1,254
Income taxes(l)	(52)	(74)	(113)	(422)
Total certain significant items––net of tax	252	164	419	832
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$899	$857	$1,719	$2,193

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services. Pre-integration costs represent external, incremental costs directly related to our pending acquisition with Hospira. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. Included in Cost of sales for both the three months and six months ended June 28, 2015 and June 29, 2014.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. In the three months and six months ended June 29, 2014, also includes the favorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network restructuring activities.

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

For the three months ended June 28, 2015, virtually all included in Cost of sales ($39 million), Selling, informational and administrative expenses ($13 million) and Research and development expenses ($4 million). For the three months ended June 29, 2014, included in Cost of sales ($78 million), Selling, informational and administrative expenses ($39 million) and Research and development expenses ($45 million). For the six months ended June 28, 2015, virtually all included in Cost of sales ($61 million), Selling, informational and administrative expenses ($39 million) and Research and development expenses ($14 million). For the six months ended June 29, 2014, included in Cost of sales ($152 million), Selling, informational and administrative expenses ($54 million) and Research and development expenses ($56 million).

(i)	Included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)	Included in Other (income)/deductions––net. Represents expenses for planning and implementing changes to align our operations and reporting for our business segments established in 2014.

(k)
Includes, among other things, income associated with the transitional manufacturing and supply agreements with Zoetis that are primarily included in Revenues ($71 million) and Cost of sales ($60 million) for the three months ended June 29, 2014 and in Revenues ($128 million) and Cost of sales ($110 million) for the six months ended June 29, 2014. Virtually all other items are included in Other (income)/deductions––net for the three months and six months ended June 28, 2015 and June 29, 2014.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our three operating segments—the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information, as well as the “Selected Balance Sheet Information by Operating Segment” section of the MD&A in our Form 10-Q for the quarter ended March 29, 2015.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Second Quarter of 2015
Revenues	$3,497	$3,133	$6,630	$5,090	$133	$11,853	$—	$11,853
Cost of sales	385	552	937	942	243	2,123	58	2,180
Selling, informational and administrative expenses	920	699	1,619	840	913	3,372	15	3,386
Research and development expenses	442	204	646	151	935	1,732	2	1,734
Amortization of intangible assets	11	12	23	10	—	33	839	872
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	86	86
Other (income)/deductions––net	(274)	(12)	(286)	(30)	163	(153)	209	55
Income from continuing operations before provision for taxes on income	$2,013	$1,678	$3,691	$3,177	$(2,121)	$4,747	$(1,208)	$3,539

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Six Months Ended June 28, 2015
Revenues	$6,572	$5,796	$12,368	$10,104	$244	$22,717	$—	$22,717
Cost of sales	727	976	1,703	1,859	367	3,930	89	4,018
Selling, informational and administrative expenses	1,728	1,294	3,021	1,544	1,884	6,449	42	6,491
Research and development expenses	1,064	398	1,462	285	1,862	3,609	10	3,620
Amortization of intangible assets	23	24	47	20	—	67	1,745	1,811
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	146	146
Other (income)/deductions––net	(494)	(37)	(531)	(37)	249	(320)	329	9
Income from continuing operations before provision for taxes on income	$3,524	$3,143	$6,666	$6,433	$(4,117)	$8,982	$(2,361)	$6,621
See end of tables for notes (a) through (d).

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Second Quarter of 2014
Revenues	$3,547	$2,579	$6,126	$6,513	$63	$12,702	$71	$12,773
Cost of sales	475	519	994	1,169	157	2,320	142	2,462
Selling, informational and administrative expenses	929	656	1,585	1,028	873	3,486	34	3,520
Research and development expenses	372	251	623	151	940	1,714	45	1,759
Amortization of intangible assets	11	5	16	25	(1)	40	961	1,001
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	81	81
Other (income)/deductions––net	(249)	(9)	(258)	(36)	199	(95)	42	(53)
Income from continuing operations before provision for taxes on income	$2,009	$1,157	$3,166	$4,176	$(2,105)	$5,237	$(1,234)	$4,003

(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Six Months Ended June 29, 2014
Revenues	$6,623	$4,753	$11,376	$12,503	$119	$23,998	$128	$24,126
Cost of sales	890	928	1,818	2,194	294	4,306	201	4,507
Selling, informational and administrative expenses	1,694	1,187	2,881	1,865	1,760	6,506	54	6,560
Research and development expenses	766	435	1,201	289	1,836	3,326	56	3,382
Amortization of intangible assets	22	9	31	50	—	81	2,037	2,118
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	139	139
Other (income)/deductions––net	(525)	(20)	(545)	(120)	306	(359)	929	570
Income from continuing operations before provision for taxes on income	$3,776	$2,214	$5,990	$8,225	$(4,077)	$10,138	$(3,288)	$6,850

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Total Innovative Products represents the sum of the GIP and VOC segments.

(c)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (d) below) that are managed outside our three operating segments and includes the following:

	Quarter Ended June 28, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$133	$—	$—	$—	$—	$133
Cost of sales	99	—	—	25	118	243
Selling, informational and administrative expenses	3	—	28	871	11	913
Research and development expenses	1	689	7	231	8	935
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(1)	(15)	—	159	19	163
Income from continuing operations before provision for taxes on income	$30	$(674)	$(35)	$(1,286)	$(156)	$(2,121)

	Six Months Ended June 28, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$244	$—	$—	$—	$—	$244
Cost of sales	185	—	—	48	134	367
Selling, informational and administrative expenses	6	—	54	1,807	17	1,884
Research and development expenses	1	1,377	13	460	11	1,862
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(1)	(44)	—	257	36	249
Income from continuing operations before provision for taxes on income	$52	$(1,333)	$(66)	$(2,573)	$(197)	$(4,117)

	Quarter Ended June 29, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$63	$—	$—	$—	$—	$63
Cost of sales	41	—	—	40	76	157
Selling, informational and administrative expenses	4	—	29	832	8	873
Research and development expenses	—	719	7	207	7	940
Amortization of intangible assets	(1)	—	—	—	—	(1)
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(23)	—	208	14	199
Income from continuing operations before provision for taxes on income	$19	$(696)	$(36)	$(1,287)	$(105)	$(2,105)

	Six Months Ended June 29, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$119	$—	$—	$—	$—	$119
Cost of sales	77	—	—	51	166	294
Selling, informational and administrative expenses	7	—	53	1,683	17	1,760
Research and development expenses	1	1,382	13	427	13	1,836
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(34)	—	326	14	306
Income from continuing operations before provision for taxes on income	$34	$(1,348)	$(66)	$(2,487)	$(210)	$(4,077)

(i)
PCS—the revenues and costs of Pfizer CentreSource (PCS), our contract manufacturing and bulk pharmaceutical chemical sales operation. In the second quarter and first six months of 2015, PCS also includes revenues and expenses related to our transitional manufacturing and supply agreements with Zoetis.

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

(vi)
See the “Analysis of Operating Segment Information” section of Pfizer’s 2014 Financial Report for certain qualitative information about our Other costs. This information will be provided on an annual basis.

(d)	See the “Adjusted Income” section of this MD&A for a definition of these “Adjusted Income “ components.

(e)
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

Global Innovative Pharmaceutical Operating Segment

•
Revenues decreased 1% in both the second quarter of 2015 and the first six months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact of 9% on GIP revenues in the second quarter of 2015, and 8% on GIP revenues in the first six months of 2015, compared to the same periods in 2014. Revenues increased by 8% operationally in the second quarter of 2015 and increased by 7% operationally in the first six months of 2015, compared to the same periods in 2014, primarily due to:

◦
strong operational performance from recently launched products, including Eliquis globally and Xeljanz, primarily in the U.S. (collectively, up approximately $220 million for the second quarter of 2015 and $380 million for the first six months of 2015); and

◦
the continued strong performance of Lyrica, primarily in the U.S. and Japan, and Viagra in the U.S. (collectively, up approximately $130 million for the second quarter of 2015 and $300 million for the first six months of 2015), partially offset by:

◦
generic competition for Rapamune in the U.S., which began in October 2014, and by increased competition for BeneFIX in the U.S. (collectively, down approximately $40 million for the second quarter of 2015 and $90 million for the first six months of 2015).

Total GIP revenues from emerging markets were $397 million in the second quarter of 2015, compared to $417 million in the second quarter of 2014 and were $734 million in the first six months of 2015, compared to $774 million in the first six months of 2014.

•
Cost of sales as a percentage of Revenues decreased 2.4 percentage points in the second quarter of 2015, compared to the same period in 2014, primarily driven by favorable foreign exchange, a decrease in royalty expense and an increase in alliance revenues, which have no associated cost of sales. Cost of sales as a percentage of Revenues decreased 2.3 percentage points in the first six months of 2015, compared to the same period in 2014, primarily driven by favorable foreign exchange, an increase in alliance revenue, which have no associated cost of sales, and a decrease in royalty expense. The decrease in Cost of sales of 19% in the second quarter of 2015, and 18% in the first six months of 2015, compared to the same periods in 2014, was primarily driven by favorable foreign exchange and, to a lesser extent, a decrease in royalty expense.

•
The decrease in Selling, informational and administrative expenses of 1% in the second quarter of 2015, compared to the same period in 2014, reflects favorable foreign exchange, largely offset by additional investment in recently launched products and certain in-line products. The increase in Selling, informational and administrative expenses of 2% in the first six months of 2015, compared to the same period in 2014, reflects additional investment in recently launched products and certain in-line products, partially offset by favorable foreign exchange.

•
The increase in Research and development expenses of 19% in the second quarter of 2015, compared to the same period in 2014, primarily reflects investment in the late-stage pipeline, primarily bococizumab, partially offset by lower clinical trial expenses as a result of the completion of postmarketing commitments for certain in-line products. The increase in Research and development expenses of 39% in the first six months of 2015, compared to the same period in 2014, primarily reflects the $295 million upfront payment to OPKO, and investment in the late-stage pipeline, primarily bococizumab, partially offset by lower clinical trial expenses as a result of the completion of postmarketing commitments for certain in-line products.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

•
Revenues increased 21% in the second quarter of 2015, and increased 22% in the first six months of 2015, compared to the same periods in 2014, which includes an increase in revenues of 29% operationally in both the second quarter of 2015 and in the first six months of 2015.

◦
Global Vaccines Revenues increased 44% to $1.6 billion in the second quarter of 2015, compared to $1.1 billion in the same period in 2014, and increased 44% to $2.9 billion in the first six months of 2015, compared to $2.0 billion in the same period in 2014, reflecting an operational increase in revenues of 52% in both the second quarter of 2015 and in the first six months of 2015. The increases were primarily due to an 87% increase in the second quarter of 2015 and 84% in the first six months of 2015 in Prevnar family revenue in the U.S., primarily driven by continued strong uptake among adults following the positive recommendation from the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices for use in adults aged 65 and older in the third quarter of 2014. International revenues increased 25% operationally in the second quarter of 2015 and 23% operationally in the first six months of 2015, driven by the Prevenar family, which grew 10% operationally in the second quarter of 2015 and 12% operationally in the first six months of 2015, primarily reflecting increased shipments associated with Gavi, the Vaccine Alliance, and the favorable impact of Prevenar’s inclusion in additional national immunization programs in certain emerging markets compared to the same periods in 2014, as well as the inclusion in the second quarter and first six months of 2015 of revenues associated with the acquisition of Baxter’s portfolio of marketed vaccines in Europe.

Foreign exchange had an unfavorable impact of 8% on Vaccines revenues in both the second quarter of 2015 and in the first six months of 2015, compared to the same periods in 2014.
Total Vaccines revenues from emerging markets were $371 million in the second quarter of 2015, compared to $319 million in the second quarter of 2014, and $596 million in the first six months of 2015, compared to $503 million in the first six months of 2014.

◦
Global Oncology Revenues increased 25% to $713 million in the second quarter of 2015, compared to $570 million in the same period in 2014, and increased 17% to $1.2 billion in the first six months of 2015, compared to $1.1 billion in the same period in 2014, reflecting an operational increase in revenues of 36% in the second quarter of 2015 and 27% in the first six months of 2015, primarily driven by our launch of Ibrance in the U.S. in February 2015 for advanced breast cancer, and, to a lesser extent, stronger demand for Sutent, Inlyta and Xalkori in most markets.

Foreign exchange had an unfavorable impact of 11% on Oncology revenues in the second quarter of 2015, and an unfavorable impact of 10% on Oncology revenues in the first six months of 2015, compared to the same periods in 2014.

Total Oncology revenues from emerging markets were $102 million in both the second quarter of 2015, and in the second quarter of 2014, and $188 million in the first six months of 2015, compared to $177 million in the first six months of 2014.

◦
Consumer Healthcare Revenues decreased 8% to $840 million in the second quarter of 2015, compared to $912 million in the same period in 2014, reflecting an operational decrease in revenues of 2% in the second quarter of 2015, as compared to the same period in 2014, primarily due to the non-recurrence of initial retailer stocking associated with the launch of Nexium 24HR in the U.S. in late-May 2014. Excluding Nexium 24HR, revenues in the Consumer Healthcare business in the U.S. increased 5% driven by increased promotional support for key brands. Additionally, revenues from emerging markets increased 11% operationally, primarily driven by China and Venezuela. Revenues decreased 1% to $1.6 billion in the first six months of 2015, compared to $1.7 billion in the same period in 2014, reflecting an operational increase in revenues of 4% in the first six months of 2015, primarily due to the launch of Nexium 24HR in the U.S. in late-May 2014, as well as growth in dietary supplement products in certain emerging markets primarily driven by China and Venezuela.

Foreign exchange had an unfavorable impact of 6% on Consumer Healthcare revenues in the second quarter of 2015, and an unfavorable impact of 5% on Consumer Healthcare revenues in the first six months of 2015.
Total Consumer Healthcare revenues from emerging markets were $247 million in the second quarter of 2015, compared to $240 million in the second quarter of 2014, and were $485 million in the first six months of 2015, compared to $462 million in the first six months of 2014.

•
Cost of sales as a percentage of Revenues decreased 2.5 percentage points in the second quarter of 2015 and decreased 2.7 percentage points in the first six months of 2015, compared to the same periods in 2014, primarily driven by favorable foreign exchange, manufacturing efficiencies and a favorable change in product mix. The increase in Cost of sales of 6% in the second quarter of 2015, and 5% in the first six months of 2015, compared to the same periods in 2014, was primarily due to an increase in sales volumes, including as a result of the acquisition of Baxter’s portfolio of marketed vaccines in Europe, largely offset by favorable foreign exchange and manufacturing efficiencies.

•
Selling informational and administrative expenses increased 6% in the second quarter of 2015, compared to the same period in 2014, primarily driven by promotional expenses for Prevnar 13 in adults in the U.S., as well as the launch expenses for Ibrance (palbociclib) in the U.S., partially offset by favorable foreign exchange. The increase in Selling informational and administrative expenses of 9% in the first six months of 2015, compared to the same period in 2014, was primarily driven by promotional expenses for Prevnar 13 in adults in the U.S., as well as the launch expenses for Ibrance and Trumenba in the U.S., partially offset by favorable foreign exchange.

•
Research and development expenses decreased 19% in the second quarter of 2015, and 9% in the first six months of 2015, compared to the same periods in 2014, primarily reflecting lower clinical trial spend for Trumenba, Prevnar 13 adult and certain oncology products, partially offset by increased costs associated with our vaccine and oncology programs, primarily our anti-PD-L1 alliance with Merck KGaA.

Global Established Pharmaceutical Operating Segment

•
Revenues decreased 22%, to $5.1 billion in the second quarter of 2015, compared to $6.5 billion in the same period in 2014, and decreased 19% to $10.1 billion in the first six months of 2015, compared to $12.5 billion in the same period in 2014, which includes an operational decrease in revenues of 14% in the second quarter of 2015 and 12% in the first six months of 2015, primarily due to:

◦
the loss of exclusivity and immediate launch of multi-source generic competition for Celebrex in the U.S. in December 2014 as well as generic competition for Zyvox in the U.S. beginning in the first half of 2015 and for Lyrica in certain developed Europe markets beginning in the first quarter of 2015 (collectively, down by approximately $630 million for the second quarter of 2015 and $1.1 billion for the first six months of 2015);

◦
a decline in Lipitor revenues in developed markets as a result of continued generic competition (down approximately $90 million for the second quarter of 2015 and $130 million for the first six months of 2015); and

◦
the termination in most countries of the co-promotion collaboration for Spiriva, including in the U.S. (where the collaboration expired in April 2014), which has resulted in a decline in Pfizer’s share of Spiriva revenues (down approximately $30 million for the second quarter of 2015 and $100 million for the first six months of 2015), partially offset by:

◦
growth in emerging markets, where revenues increased 2% operationally for the second quarter of 2015 and 6% for the first six months of 2015, primarily driven by Lipitor, Zyvox, Viagra and Norvasc (collectively, up by approximately $120 million for the second quarter of 2015 and $220 million for the first six months of 2015).

Foreign exchange had an unfavorable impact of 8% on GEP revenues in the second quarter of 2015, and an unfavorable impact of 7% on GEP revenues in the first six months of 2015, compared to the same periods in 2014.
Total GEP revenues from emerging markets were $1.8 billion in the second quarter of 2015, compared to $1.9 billion in the second quarter of 2014, and $3.5 billion in the first six months of 2015, compared to $3.6 billion in the first six months of 2014.

•
Cost of sales as a percentage of Revenues increased 0.5 percentage points in the second quarter of 2015, compared to the same period in 2014, primarily due to the impact of losses of exclusivity resulting in an unfavorable change in product mix, partially offset by favorable foreign exchange. The decrease in Cost of sales of 19% in the second quarter of 2015, compared to the same period in 2014, was primarily driven by favorable foreign exchange, lower volumes due to products losing exclusivity, and, to a lesser extent, a decrease in royalty expense. Cost of sales as a percentage of Revenues increased 0.8 percentage points in the first six months of 2015, compared to the same period in 2014, primarily due to the impact of losses of exclusivity resulting in an unfavorable change in product mix, partially offset by favorable foreign exchange. The decrease in Cost of sales of 15% in the first six months of 2015, compared to the same period in 2014, was primarily driven by favorable foreign exchange and lower volumes as a result of products losing exclusivity.

•
Selling, informational and administrative expenses decreased 18% in the second quarter of 2015, compared to the same period in 2014, primarily due to lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives, and the favorable impact of foreign exchange. The decrease in Selling, informational and administrative expenses of 17% in the first six months of 2015, compared to the same period in 2014, was primarily due to lower field force, advertising and promotional expenses, reflecting the benefits of cost reduction and productivity initiatives, and the favorable impact of foreign exchange, partially offset by a higher cost for the Branded Prescription Drug Fee compared to the prior year.

•
Research and development expenses were largely unchanged in the second quarter of 2015 and in the first six months of 2015, compared to the same periods in 2014, reflecting increased investment in biosimilar and sterile injectable development programs, offset by lower clinical trial expenses related to postmarketing commitments, primarily for Celebrex and Pristiq.

•
The unfavorable change in Other (income)/deductions––net in the first six months of 2015, compared to the same period in 2014, primarily reflects the non-recurrence of prior year gains on the sale of product rights.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2015 reflect the following:

•
For Foreign currency translation adjustments, net, for the second quarter of 2015, reflects primarily the strengthening of the U.S. dollar against the euro, Japanese yen and Brazilian real, partially offset by the weakening of the U.S. dollar against the Canadian dollar; for the six months of 2015, reflects primarily the strengthening of the U.S. dollar against the euro, Brazilian real, Canadian dollar, Australian dollar, Mexican peso, Japanese yen, Denmark krone and Turkish lira. Also, for the first six months of 2014, includes the reclassification, into income, of amounts associated with legal entity dispositions.

•
For Unrealized holding gains/(losses) on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, primarily reflects the reclassification into income of amounts related to (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income and (ii) settlement activity, as well as the impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service credits and other, net, reflects a $507 million reduction in our U.S. Postretirement Plan obligation due to a plan amendment approved in June 2015 that introduced a cap on costs for certain groups within the plan, partially offset by the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

All of the changes in our asset and liability accounts as of June 28, 2015, compared to December 31, 2014, generally reflect, among other things, decreases due to changes in foreign currency exchange rates. The following explanations exclude the impact of foreign exchange.

•	For Trade accounts receivable, less allowance for doubtful accounts, the change also reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change also reflects inventory acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines, recorded at acquisition date fair value, as well as inventory builds in advance of plant shutdowns/product transfers, partially offset by planned inventory reductions.

•
For Property, plant and equipment, less accumulated depreciation (PP&E), the change also reflects depreciation, largely offset by capital additions in the normal course of business and, to a lesser extent, the PP&E assets acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines.

•
For Identifiable intangible assets, less accumulated amortization, the change reflects amortization, partially offset by identifiable intangible assets acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines. For additional information about our intangible assets, see Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

•	For Trade accounts payable, the change also reflects the timing of purchases and payments in the normal course of business.

•
For Other current liabilities, the change also reflects payments of certain legal claims, as well as the timing of other payments and accruals in the normal course of business, partially offset by an increase in the payables associated with our derivative financial instruments.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change also reflects, among other things, a $1.0 billion voluntary pension contribution in January 2015 and a $507 million reduction in our U.S. Postretirement Plan obligation due to a plan amendment approved in June 2015 that introduced a cap on costs for certain groups within the plan. For additional information about the net periodic pension cost, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change also reflects an increase in the payables associated with our derivative financial instruments and, to a lesser extent, the deferral of an upfront payment received from Eli Lilly & Company as part of a collaborative arrangement, partially offset by other payments and accruals in the normal course of business.

For Accumulated other comprehensive loss, the change primarily reflects foreign currency translation adjustments for the first six months of 2015. For additional information see the “Analysis of the Condensed Consolidated Statements of Comprehensive Income” section of this MD&A.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2015	June 29, 2014	% Change
Cash provided by/(used in):
Operating activities	$4,775	$7,022	(32)
Investing activities	4,487	(1,605)	*
Financing activities	(8,857)	(4,173)	*
Effect of exchange-rate changes on cash and cash equivalents	(78)	(21)	*
Net increase in Cash and cash equivalents	$327	$1,223	(73)

*	Calculation not meaningful.

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

Operating Activities

Our net cash provided by operating activities was $4.8 billion in the first six months of 2015, compared to $7.0 billion in the same period of 2014. The decrease in net cash provided by operating activities reflects the change in operating earnings as well as a $1.0 billion voluntary pension contribution in January 2015 and the timing of other receipts and payments in the ordinary course of business, including higher payments related to certain legal claims.

In the first six months of 2015 and 2014, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures primarily reflects changes, in the normal course of business, in accounts receivable, inventories, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For the first six months of 2015, this line item also includes the adjustments necessary to reflect the payments of certain legal claims accrued in prior periods, including Neurontin-related matters, partially offset by the deferral of an upfront payment received from Eli Lilly & Company as part of a collaborative arrangement. For the first six months of 2014, this line item also includes the adjustments necessary to reflect the increase in our legal accruals that had not been paid by June 29, 2014, primarily for Neurontin-related matters, as well as an adjustment for cash received related to a prior period legal settlement related to Protonix. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about our legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions-Net.

Investing Activities

Our net cash provided by investing activities was $4.5 billion in the first six months of 2015, compared to net cash used in investing activities of $1.6 billion in the same period in 2014. The increase in net cash provided by investing activities was primarily attributable to:

•	net redemptions of investments of $5.3 billion in the first six months of 2015, compared to net purchases of investments of $1.3 billion in the first six months of 2014, partially offset by:

•
cash paid of $679 million, net of cash acquired, primarily for the acquisition of Baxter’s portfolio of marketed vaccines in the first six months of 2015 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Collaborative Arrangements, Equity-Method Investment and Cost-Method Investment: Acquisition).

Financing Activities

Our net cash used in financing activities was $8.9 billion in the first six months of 2015, compared to $4.2 billion in the same period in 2014. The increase in net cash used in financing activities was primarily attributable to:

•	purchases of common stock of $6.0 billion in the first six months of 2015, compared to $2.5 billion in the first six months of 2014; and

•	net payments on borrowings of $509 million in the first six months of 2015, compared to net proceeds from borrowings of $1.0 billion in the first six months of 2014, partially offset by:

•	proceeds from the exercise of stock options of $981 million in the first six months of 2015, compared to $583 million in the first six months of 2014.

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

Our long-term debt is rated high-quality by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified and available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	June 28, 2015		December 31, 2014
Selected financial assets:
Cash and cash equivalents(a)	$3,670		$3,343
Short-term investments(a)	26,586		32,779
Long-term investments(a)	17,650		17,518
	47,906		53,640
Debt:
Short-term borrowings, including current portion of long-term debt	8,394		5,141
Long-term debt	26,729		31,541
	35,123		36,682
Net financial assets(b)	$12,783		$16,958

Working capital	$27,572		$36,071
Ratio of current assets to current liabilities	2.14	:1	2.67	:1
Total Pfizer Inc. shareholders’ equity per common share(c)	$10.86		$11.33

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instruments held.

(b)
Net financial assets decreased as net cash provided by operating activities decreased, and dividend payments and share purchases, among other things, more than offset the redemptions/sales net of purchases of investments and proceeds from the exercise of stock options. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.
Agreement to Acquire Hospira, Inc. (Hospira)
On February 5, 2015, we announced that we entered into a definitive merger agreement under which we agreed to acquire Hospira, the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, for $90 per share in cash, for a total enterprise value of approximately $17 billion. We expect to finance the transaction through a combination of existing cash and new debt, with approximately two-thirds of the value financed from cash and one-third from debt. The transaction is subject to customary closing conditions, including regulatory approvals in several jurisdictions, and is expected to close in the second half of 2015. On May 13, 2015, Hospira shareholders voted in favor of the proposal to adopt the merger agreement, which was also a condition to closing the transaction. On August 4, 2015, the European Commission approved the transaction under the EU Merger Regulation. The European Commission’s decision includes our commitment to divest certain assets in the EU.

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. There have been some improvements in the amount of outstanding accounts receivable balances in excess of one year. However, we have received virtually no payments in 2015 from the Greek government on outstanding receivables, and the Greek government has recently restructured its debt to other third parties. Accordingly, we have adjusted our allowance for doubtful accounts to reflect these events, resulting in $46 million in net receivables as of June 28, 2015, and are evaluating ways of changing our Greek operations, which may result in decreased sales in the future. Other potential actions by the Greek government in response to economic uncertainties could impact the recoverability of some of our investments in Greece. Reported revenues from Greece for the six months ended June 28, 2015 were $109 million.

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

As of June 28, 2015, we had about $678 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $56 million, were as follows: $31 million in Italy; $14 million in Portugal; $10 million in Greece; and $1 million in Spain.

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

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of June 28, 2015, we had access to $8.2 billion of lines of credit, of which $732 million expire within one year. Of these lines of credit, $8.0 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2019, may be used to support our commercial paper borrowings.

See also “Agreement to Acquire Hospira” above.

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

On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 of Venezuelan currency to the U.S. dollar. We incurred a foreign currency loss of $80 million immediately on the devaluation as a result of remeasuring the local balance sheets.

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 12.8 (as of July 2015); and the SIMADI rate of about 200 (as of July 2015).

We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows, since we believe that the nature of our business operations in Venezuela (the importation, manufacture and distribution of pharmaceutical products and, to a lesser extent, consumer healthcare goods) would qualify for the most preferential rates permitted by law. Further, the Venezuelan government has indicated that essential goods, including medicines, will remain at the official rate of 6.3.

While we believe it is appropriate to continue to use the official rate of 6.3 for remeasurement purposes, we cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. Due to the uncertainty of the effect of recent changes in the Venezuelan economy and a slowing of actual conversions of Venezuelan currency to U.S. dollars, we have made changes in our Venezuelan operations and are evaluating other potential changes. Our actions could result in decreased sales from our Venezuelan operations in the future.

As of June 28, 2015, our net monetary assets in Venezuela that are subject to revaluation totaled approximately $694 million (remeasured at the 6.3 rate). Our revenues from Venezuela totaled approximately $194 million for the second quarter of 2015 and $408 million for the first six months of 2015 (converted using the 6.3 rate).

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. This agreement was completed in July 2015, and pursuant to the agreement’s settlement terms, we elected to settle the agreement in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately $5.2 billion paid to GS&Co. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreement:

	Three Months Ended		Six Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	June 28, 2015	June 29, 2014	June 28, 2015(a)	June 29, 2014
Shares of common stock purchased	—	44	182	82
Cost of purchase	—	$1.3	$6.0	$2.5
(a)Includes approximately 150 million shares purchased for $5 billion pursuant to an accelerated share repurchase agreement.

After giving effect to the accelerated share repurchase agreement, as well as other share repurchases to date in 2015, our remaining share-purchase authorization is approximately $5.4 billion. We do not currently expect to repurchase additional shares this year.

Dividends on Common Stock

In June 2015, our Board of Directors declared a dividend of $0.28 per share, payable September 2, 2015, to shareholders of record at the close of business on August 7, 2015.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standard.

Recently Issued Accounting Standards, Not Adopted as of June 28, 2015

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
The new guidance requires management of all entities to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, as necessary, to provide related footnote disclosures.
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

In July 2015, the FASB issued an update related to inventory.	The new guidance requires that inventory be measured at the lower of cost or net realizable value.	January 1, 2017	We do not expect the provisions of this new standard will have a material impact on our consolidated financial statements.

(a)
In April 2015, the FASB issued an exposure draft to propose a one-year deferral of the effective date. At its July 9, 2015 meeting, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard, but will also provide entities the option to adopt it as of the original effective date.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our pending acquisition of Hospira, Inc. (Hospira), prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2015” section of this MD&A, the anticipated costs and cost savings set forth in the "Overview of Our Performance, Operating Environment, Strategy and Outlook" and “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2015 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, of the internal separation of our commercial operations into our new operating structure and of our pending acquisition of Hospira.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2015:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
March 30, 2015 through April 26, 2015	15,272	$34.59	—	$5,516,045,698
April 27, 2015 through May 24, 2015	24,543	$34.29	—	$5,516,045,698
May 25, 2015 through June 28, 2015	42,679	$34.32	—	$5,516,045,698
Total	82,494	$34.36	—

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which was exhausted in the first quarter of 2015 (the June 2013 Stock Purchase Plan). On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015 (the October 2014 Stock Purchase Plan). On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. Pursuant to the terms of the agreement, on February 11, 2015, we paid $5 billion to GS&Co. and received approximately 150 million shares of our common stock from GS&Co. On July 2, 2015, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in us owing GS&Co. a certain number of shares of Pfizer common stock or its equivalent dollar value. Pursuant to the agreement’s settlement terms, we elected to settle this amount in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately $5.2 billion paid to GS&Co. After giving effect to this accelerated share repurchase agreement, as well as other share repurchases to date in 2015, our remaining share-purchase authorization is approximately $5.4 billion. We do not currently expect to repurchase additional shares this year.

(b)
These columns reflect the following transactions during the second fiscal quarter of 2015: (i) the surrender to Pfizer of 46,162 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 18,896 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; (iii) the surrender to Pfizer of 5,126 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; and (iv) the surrender to Pfizer of 12,310 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options.

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

Pfizer Inc.
(Registrant)

Dated:	August 6, 2015	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)