Form 10-Q
period 2015-09-27
PFIZER INC
filed 2015-11-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

At November 2, 2015, 6,173,001,952 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$12,087	$12,361	$34,804	$36,487
Costs and expenses:
Cost of sales(a)	2,219	2,368	6,238	6,875
Selling, informational and administrative expenses(a)	3,270	3,556	9,761	10,116
Research and development expenses(a)	1,722	1,802	5,342	5,184
Amortization of intangible assets	937	972	2,748	3,090
Restructuring charges and certain acquisition-related costs	581	(19)	727	120
Other (income)/deductions––net	661	94	670	665
Income from continuing operations before provision for taxes on income	2,697	3,587	9,319	10,437
Provision for taxes on income	567	911	2,178	2,575
Income from continuing operations	2,130	2,676	7,141	7,862
Discontinued operations––net of tax	8	(3)	14	70
Net income before allocation to noncontrolling interests	2,139	2,672	7,155	7,932
Less: Net income attributable to noncontrolling interests	9	6	23	25
Net income attributable to Pfizer Inc.	$2,130	$2,666	$7,132	$7,907

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.42	$1.15	$1.23
Discontinued operations––net of tax	—	—	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.35	$0.42	$1.15	$1.24

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.42	$1.14	$1.22
Discontinued operations––net of tax	—	—	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.34	$0.42	$1.14	$1.23

Weighted-average shares––basic	6,168	6,330	6,176	6,363
Weighted-average shares––diluted	6,243	6,403	6,259	6,441
Cash dividends paid per common share	$0.28	$0.26	$0.84	$0.78

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income before allocation to noncontrolling interests	$2,139	$2,672	$7,155	$7,932

Foreign currency translation adjustments, net	$(535)	$(431)	$(2,170)	$(273)
Reclassification adjustments(a)	—	—	—	(62)
	(535)	(430)	(2,170)	(334)
Unrealized holding losses on derivative financial instruments, net	(217)	(172)	(80)	(229)
Reclassification adjustments for realized (gains)/losses(b)	(35)	441	(545)	527
	(251)	269	(625)	298
Unrealized holding gains/(losses) on available-for-sale securities, net	25	(200)	(502)	(107)
Reclassification adjustments for realized (gains)/losses(b)	69	15	815	(163)
	94	(185)	312	(270)
Benefit plans: actuarial gains/(losses), net	(144)	18	(122)	13
Reclassification adjustments related to amortization(c)	140	48	409	146
Reclassification adjustments related to settlements, net(c)	36	19	98	58
Other	(10)	42	120	16
	23	127	506	233
Benefit plans: prior service credits and other, net	—	—	506	—
Reclassification adjustments related to amortization(c)	(46)	(19)	(115)	(55)
Reclassification adjustments related to curtailments, net(c)	(4)	1	(21)	12
Other	(1)	—	(3)	(1)
	(51)	(18)	366	(44)
Other comprehensive loss, before tax	(721)	(238)	(1,611)	(118)
Tax provision/(benefit) on other comprehensive loss(d)	(65)	83	267	71
Other comprehensive loss before allocation to noncontrolling interests	$(656)	$(320)	$(1,878)	$(189)

Comprehensive income before allocation to noncontrolling interests	$1,483	$2,352	$5,277	$7,743
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	1	(1)	32
Comprehensive income attributable to Pfizer Inc.	$1,481	$2,351	$5,278	$7,711

(a)	Reclassified into Discontinued operations—net of tax in the condensed consolidated statements of income.

(b)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 27, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$3,099	$3,343
Short-term investments	17,559	32,779
Trade accounts receivable, less allowance for doubtful accounts: 2015—$416; 2014—$412	9,535	8,401
Inventories	7,678	5,663
Current deferred tax assets and other current tax assets	4,883	4,498
Other current assets	2,248	3,019
Total current assets	45,001	57,702
Long-term investments	16,233	17,518
Property, plant and equipment, less accumulated depreciation	13,695	11,762
Identifiable intangible assets, less accumulated amortization	43,297	35,166
Goodwill	47,217	42,069
Noncurrent deferred tax assets and other noncurrent tax assets	1,512	1,544
Other noncurrent assets	3,911	3,513
Total assets	$170,867	$169,274

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$9,818	$5,141
Trade accounts payable	3,294	3,210
Dividends payable	1,728	1,711
Income taxes payable	1,178	531
Accrued compensation and related items	2,155	1,841
Other current liabilities	9,672	9,197
Total current liabilities	27,845	21,631

Long-term debt	29,079	31,541
Pension benefit obligations, net	6,745	7,885
Postretirement benefit obligations, net	1,980	2,379
Noncurrent deferred tax liabilities	28,654	24,981
Other taxes payable	4,452	4,353
Other noncurrent liabilities	4,987	4,883
Total liabilities	103,743	97,652

Commitments and Contingencies

Preferred stock	27	29
Common stock	459	455
Additional paid-in capital	80,763	78,977
Treasury stock	(79,259)	(73,021)
Retained earnings	74,019	72,176
Accumulated other comprehensive loss	(9,170)	(7,316)
Total Pfizer Inc. shareholders’ equity	66,838	71,301
Equity attributable to noncontrolling interests	286	321
Total equity	67,124	71,622
Total liabilities and equity	$170,867	$169,274
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014
Operating Activities
Net income before allocation to noncontrolling interests	$7,155	$7,932
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,733	4,206
Asset write-offs and impairments	864	414
Adjustment to gain on disposal of discontinued operations	—	(65)
Deferred taxes from continuing operations	(165)	766
Share-based compensation expense	488	424
Benefit plan contributions (in excess of)/less than expense	(804)	(208)
Other adjustments, net	(184)	(464)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,288)	(1,519)
Net cash provided by operating activities	9,799	11,485

Investing Activities
Purchases of property, plant and equipment	(786)	(845)
Purchases of short-term investments	(21,068)	(36,294)
Proceeds from redemptions/sales of short-term investments	33,609	32,883
Net proceeds from redemptions/sales of short-term investments with original maturities of 90 days or less	5,557	4,945
Purchases of long-term investments	(6,578)	(9,254)
Proceeds from redemptions/sales of long-term investments	4,535	4,637
Acquisitions of businesses, net of cash acquired	(16,322)	(195)
Acquisitions of intangible assets	(48)	(342)
Other investing activities, net	346	325
Net cash used in investing activities	(756)	(4,140)

Financing Activities
Proceeds from short-term borrowings	2,022	8
Principal payments on short-term borrowings	(15)	(3)
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	1,907	(2,758)
Proceeds from issuance of long-term debt	—	4,491
Principal payments on long-term debt	(3,003)	(786)
Purchases of common stock	(6,160)	(3,801)
Cash dividends paid	(5,211)	(4,970)
Proceeds from exercise of stock options	1,165	704
Other financing activities, net	171	56
Net cash used in financing activities	(9,124)	(7,060)
Effect of exchange-rate changes on cash and cash equivalents	(162)	(30)
Net increase/(decrease) in cash and cash equivalents	(244)	255
Cash and cash equivalents, beginning	3,343	2,183
Cash and cash equivalents, end	$3,099	$2,437

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,414	$1,484
Interest	1,162	1,329
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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 23, 2015 and August 24, 2014.

In the condensed consolidated balance sheet as of December 31, 2014, we performed certain reclassifications to conform to current period presentation, none of which were material to our financial statements.

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Pfizer Inc. and its subsidiaries.

On September 3, 2015 (the acquisition date), we acquired Hospira, Inc. (Hospira) for approximately $16.0 billion in cash. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira, and, in accordance with our domestic and international reporting periods, our consolidated financial statements for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations. Hospira is now a subsidiary of Pfizer. The combination of local Pfizer and Hospira entities may be pending in various jurisdictions and integration is subject to completion of various local legal and regulatory steps. See Note 2A for additional information.

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
Note 2. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment

A. Acquisitions

Hospira, Inc. (Hospira)

On September 3, 2015 (the acquisition date), we acquired Hospira, a leading provider of sterile injectable drugs and infusion technologies as well as a provider of biosimilars, for $90 per share in cash. The total fair value of consideration transferred for Hospira was approximately $16.0 billion in cash ($15.6 billion, net of cash acquired). Hospira is now a subsidiary of Pfizer. The combination of local Pfizer and Hospira entities may be pending in various jurisdictions and integration is subject to completion of various local legal and regulatory steps.

Hospira's principal business was the development, manufacture, marketing and distribution of generic acute-care and oncology injectables, biosimilars and integrated infusion therapy and medication management systems. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities. We believe our acquisition of Hospira has strengthened our Global Established Products (GEP) business, as GEP now has a broadened portfolio of generic and branded sterile injectables, marketed biosimilars, medication management systems and biosimilars in development.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

(MILLIONS OF DOLLARS)	Amounts Recognized as of Acquisition Date (Provisional)
Working capital, excluding inventories(a)	$271
Inventories	1,894
Property, plant and equipment	2,338
Identifiable intangible assets, excluding in-process research and development(b)	10,030
In-process research and development	1,120
Other noncurrent assets	311
Long-term debt	(1,928)
Benefit obligations	(117)
Net income tax accounts(c)	(3,645)
Other noncurrent liabilities	(37)
Total identifiable net assets	10,237
Goodwill	5,790
Net assets acquired/total consideration transferred	$16,027

(a)	Includes cash and cash equivalents, short-term investments, accounts receivable, other current assets, assets held for sale, accounts payable and other current liabilities.

(b)
Comprised of finite-lived developed technology rights with a weighted-average life of approximately 13 years ($9.4 billion) and other finite-lived identifiable intangible assets with a weighted-average life of approximately 18 years ($590 million).

(c)
As of the acquisition date, included in Current deferred tax assets and other current tax assets ($218 million), Noncurrent deferred tax liabilities ($3.8 billion) and Other taxes payable ($114 million, including accrued interest of $5 million).

As of the acquisition date, the fair value of accounts receivable approximated the book value acquired. The gross contractual amount receivable was $573 million, of which $7 million was not expected to be collected.

In the ordinary course of business, Hospira incurs liabilities for environmental, legal and tax matters, as well as guarantees and indemnifications. These matters may include contingencies. Except as specifically excluded by the relevant accounting standard, contingencies are required to be measured at fair value as of the acquisition date, if the acquisition-date fair value of the asset or liability arising from a contingency can be determined. If the acquisition-date fair value of the asset or liability cannot be determined, the asset or liability would be recognized at the acquisition date if both of the following criteria were

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

met: (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated.

•
Environmental Matters—In the ordinary course of business, Hospira incurs liabilities for environmental matters such as remediation work, asset retirement obligations and environmental guarantees and indemnifications. See below for items pending finalization.

•
Legal Matters—Hospira is involved in various legal proceedings, including product liability, patent, commercial, antitrust and environmental matters and government investigations, of a nature considered normal to its business. The contingencies arising from legal matters are not significant to Pfizer’s financial statements.

•
Tax Matters—In the ordinary course of business, Hospira incurs liabilities for income taxes. Income taxes are exceptions to both the recognition and fair value measurement principles associated with the accounting for business combinations. Reserves for income tax contingencies continue to be measured under the benefit recognition model as previously used by Hospira (see Notes to Consolidated Financial Statements—Note 1O. Basis of Presentation and Significant Accounting Policies: Deferred Tax Assets and Liabilities and Income Tax Contingencies in our 2014 Financial Report). Net liabilities for income taxes approximate $3.6 billion as of the acquisition date, which includes $112 million for uncertain tax positions. The net tax liability includes the recording of additional adjustments of approximately $3.5 billion for the tax impact of fair value adjustments and approximately $790 million for income tax matters that we intend to resolve in a manner different from what Hospira had planned or intended. For example, because we plan to repatriate certain overseas funds, we provided deferred taxes on Hospira’s unremitted earnings for which no taxes have been previously provided by Hospira as it was Hospira’s intention to indefinitely reinvest those earnings.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Hospira includes the following:

•	the expected specific synergies and other benefits that we believe will result from combining the operations of Hospira with the operations of Pfizer;

•	any intangible assets that do not qualify for separate recognition, as well as future, as yet unidentified projects and products; and

•
the value of the going-concern element of Hospira’s existing businesses (the higher rate of return on the assembled collection of net assets versus if Pfizer had acquired all of the net assets separately).

Goodwill is not amortized and is not deductible for tax purposes. All of the goodwill related to the acquisition of Hospira is related to our GEP segment (see Note 9 for additional information).
All the recorded amounts for assets acquired and liabilities assumed from Hospira as of the acquisition date are provisional and subject to change, which could be significant, pending finalization of the evaluation of the assets acquired and the liabilities assumed as well as the valuation efforts associated with the acquired assets and liabilities.

Actual and Pro Forma Impact of Acquisition—The following table presents information for Hospira’s operations that are included in Pfizer’s condensed consolidated statements of income beginning from the acquisition date, September 3, 2015 (see Note 1A):

	Three Months Ended	Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 27, 2015
Revenues	$330	$330
Net loss attributable to Pfizer Inc. common shareholders(a)	(265)	(265)

(a)
Includes purchase accounting charges related to (i) the preliminary fair value adjustment for acquisition-date inventory estimated to have been sold ($77 million pre-tax in both the third quarter and first nine months of 2015); (ii) amortization expense related to the preliminary fair value of identifiable intangible assets acquired from Hospira ($57 million pre-tax in both the third quarter and first nine months of 2015); (iii) depreciation expense related to the preliminary fair value adjustment of fixed assets acquired from Hospira ($8 million pre-tax both in the third quarter and first nine months of 2015); and (iv) amortization expense related to the fair value adjustment of long-term debt acquired from Hospira ($3 million income pre-tax both in the third quarter and first nine months of 2015), as well as restructuring and integration costs ($413 million pre-tax in both the third quarter and first nine months of 2015).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides supplemental pro forma information as if the acquisition of Hospira had occurred on January 1, 2014:

	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$12,957	$13,512	$38,034	$39,824
Net income attributable to Pfizer Inc. common shareholders	2,471	2,679	7,432	6,966
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.40	0.42	1.19	1.08
The unaudited supplemental pro forma consolidated results do not purport to reflect what the combined company’s results of operations would have been had the acquisition occurred on January 1, 2014, nor do they project the future results of operations of the combined company or reflect the expected realization of any cost savings associated with the acquisition. The actual results of operations of the combined company may differ significantly from the pro forma adjustments reflected here due to many factors. The unaudited supplemental pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and the liabilities assumed from Hospira.
The unaudited supplemental pro forma consolidated results reflect the historical financial information of Pfizer and Hospira, adjusted to give effect to the acquisition of Hospira as if it had occurred on January 1, 2014, primarily for the following pre-tax adjustments:

•
Elimination of Hospira’s historical intangible asset amortization expense (approximately $9 million in the third quarter of 2015, $17 million in the third quarter of 2014, $33 million in the first nine months of 2015 and $61 million in the first nine months of 2014).

•
Additional amortization expense (approximately $143 million in the third quarter of 2015, $199 million in the third quarter of 2014, $541 million in the first nine months of 2015 and $579 million in the first nine months of 2014) related to the preliminary estimate of the fair value of identifiable intangible assets acquired.

•
Additional depreciation expense (approximately $19 million in the third quarter of 2015, $28 million in the third quarter of 2014, $72 million in the first nine months of 2015 and $83 million in the first nine months of 2014) related to the preliminary estimate of the fair value adjustment to property, plant and equipment (PP&E) acquired.

•
Adjustment related to the preliminary estimate of the non-recurring fair value adjustment to acquisition-date inventory estimated to have been sold (the elimination of $66 million of charges in the third quarter of 2015, the addition of $17 million of charges in the third quarter of 2014, the elimination of $42 million of charges in the first nine months of 2015 and the addition of $514 million of charges in the first nine months of 2014).

•
Adjustment to decrease interest expense (approximately $3 million in the third quarter of 2015, $10 million in the third quarter of 2014, $23 million in the first nine months of 2015 and $29 million in the first nine months of 2014) related to the fair value adjustment of Hospira debt.

•
Adjustment for non-recurring acquisition-related costs directly attributable to the acquisition (the elimination of $682 million of charges in the third quarter of 2015 and $724 million of charges in the first nine months of 2015, and the addition of $724 million of charges in the first nine months of 2014, reflecting non-recurring charges incurred by both Hospira and Pfizer).

The above adjustments were adjusted for the applicable tax impact.  The taxes associated with the adjustments related to the preliminary estimate of the fair value adjustment for acquired intangible assets, property, plant and equipment, inventory and debt reflect the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred. The taxes associated with the adjustment for the acquisition-related costs directly attributable to the acquisition were based on the tax rate in the jurisdiction in which the related deductible costs were incurred.
Marketed Vaccines Business of Baxter International Inc. (Baxter)
On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we acquired Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis. In connection with this

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquisition, we recorded $376 million in Identifiable intangible assets, primarily consisting of $371 million in Developed technology rights. We also recorded $194 million of Inventories and $12 million in Goodwill. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

InnoPharma, Inc. (InnoPharma)
On September 24, 2014, we completed our acquisition of InnoPharma, a privately-held pharmaceutical development company, for an upfront cash payment of $225 million and contingent consideration with an estimated acquisition-date fair value of approximately $67 million. The contingent consideration consists of up to $135 million in additional milestone payments based on application filing with, and acceptance by, the U.S. Food and Drug Administration (FDA), or approval of marketing applications related to certain pipeline products by the FDA. We believe this acquisition represents a potential innovative growth opportunity for our sterile injectables portfolio in areas such as oncology and central nervous disorders. In connection with this acquisition, we recorded $247 million in Identifiable intangible assets, consisting of $212 million in In-process research and development (IPR&D) and $35 million in Developed technology rights; $81 million in net deferred tax liabilities; and $125 million in Goodwill.

B. Licensing Agreements

Cellectis SA (Cellectis)
On June 18, 2014, we entered into a global arrangement with Cellectis to develop Chimeric Antigen Receptor T-cell immunotherapies in the field of oncology directed at select cellular surface antigen targets. In August 2014, in connection with this licensing agreement, we made an upfront payment of $80 million to Cellectis, which was recorded in Research and development expenses. We will also fund research and development costs associated with 15 Pfizer-selected targets and, for the benefit of Cellectis, a portion of the research and development costs associated with four Cellectis-selected targets within the arrangement. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per product that results from the Pfizer-selected targets. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer. In addition, in August 2014, we acquired approximately 10% of the capital of Cellectis through the purchase of newly issued shares, for a total investment of approximately $35 million. As of August 21, 2015, Pfizer’s ownership in Cellectis has been reduced to approximately 7.95% of Cellectis’ outstanding shares due to subsequent share issuances by Cellectis, including the initial public offering of Cellectis American Depository Shares.

Nexium Over-the-Counter Rights

In August 2012, we entered into an agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, over-the-counter (OTC) rights for Nexium, a leading prescription drug approved to treat the symptoms of gastroesophageal reflux disease. In connection with this Consumer Healthcare licensing agreement, we made an upfront payment of $250 million to AstraZeneca, which was recorded in Research and development expenses when incurred. On May 27, 2014, we launched Nexium 24HR in the U.S., and on July 11, 2014, we paid AstraZeneca a related $200 million product launch milestone payment. On August 1, 2014, we launched Nexium Control in Europe, and on September 15, 2014, we paid AstraZeneca a related $50 million product launch milestone payment. These post-approval milestone payments were recorded in Identifiable intangible assets, less accumulated amortization in the consolidated balance sheet and are being amortized over the estimated useful life of the Nexium brand. AstraZeneca is eligible to receive additional milestone payments of up to $300 million, based on the level of worldwide sales as well as royalty payments, based on worldwide sales.

C. Collaborative Arrangements

Collaboration with Eli Lilly & Company (Lilly)

In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer’s tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. Following the decision by the FDA in March 2015 to lift the partial clinical hold on the tanezumab development program, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which is recorded as deferred income in our condensed consolidated balance sheet and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. Pfizer and Lilly resumed the Phase 3 chronic pain program for tanezumab in July 2015, which will consist of 6 studies in approximately 7,000 patients across osteoarthritis, chronic low back pain and cancer pain. Under the collaboration agreement with Lilly, we are eligible to receive additional payments from Lilly upon the achievement of specified regulatory and commercial milestones.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

D. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)

In the third quarter of 2015, we determined that we had an other-than-temporary decline in value of our equity-method investment in China, Hisun Pfizer, and, therefore, in the third quarter and first nine months of 2015, we recognized a loss of $470 million in Other (income)/deductions––net.

The decline in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, as a result of lower than expected recent performance, increased competition, a slowdown in the China economy as well as changes in the regulatory environment.
In valuing our investment in Hisun Pfizer, we used discounted cash flow techniques, utilizing a 12% discount rate, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal, economic and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk.

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

E. Cost-Method Investment

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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. For up to a three-year period post-acquisition, we expect to incur costs of approximately $1 billion associated with the integration of Hospira.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We have the following initiatives underway associated with these programs:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of four sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $300 million associated with prior acquisition activity and costs of approximately $1.2 billion associated with new non-acquisition-related cost-reduction initiatives. Through September 27, 2015, we incurred approximately $289 million and $380 million, respectively, associated with these initiatives.

•
New global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support future reporting requirements. In connection with this reorganization, during 2014-2016, we expect to incur costs of approximately $300 million. Through September 27, 2015, we incurred approximately $213 million associated with this reorganization.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $900 million. Through September 27, 2015, we incurred approximately $303 million associated with these initiatives.

The costs expected to be incurred during 2014-2016, of approximately $2.7 billion in total for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.

Current-Period Key Activities

In the first nine months of 2015, we incurred approximately $863 million in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the acquisition of Hospira and the aforementioned programs, primarily associated with our manufacturing and sales operations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restructuring charges(a):
Employee terminations	$241	$(51)	$306	$(4)
Asset impairments	198	9	209	28
Exit costs	30	4	40	44
Total restructuring charges	469	(38)	555	68
Transaction costs(b)	64	—	70	—
Integration costs(c)	48	19	102	53
Restructuring charges and certain acquisition-related costs	581	(19)	727	120
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	23	52	67	199
Selling, informational and administrative expenses	—	—	—	1
Research and development expenses	1	1	3	30
Total additional depreciation––asset restructuring	24	54	71	230
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	23	24	64	52
Selling, informational and administrative expenses	16	36	55	89
Research and development expenses	2	12	13	40
Other (income)/deductions––net	2	—	3	—
Total implementation costs	42	73	135	181
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$647	$108	$933	$531

(a)
In the nine months ended September 27, 2015, Employee terminations represent the expected reduction of the workforce by approximately 2,500 employees, mainly in sales, corporate and research. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.

The restructuring charges for 2015 are associated with the following:

•
For the third quarter of 2015, the Global Innovative Pharmaceutical segment (GIP) ($16 million); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($7 million income); the Global Established Pharmaceutical segment (GEP) ($280 million); Worldwide Research and Development and Medical (WRD/M) ($50 million); manufacturing operations ($26 million); and Corporate ($104 million).

•	For the first nine months of 2015, GIP ($35 million); VOC ($20 million); GEP ($288 million); WRD/M ($66 million); manufacturing operations ($18 million); and Corporate ($127 million).
The restructuring charges for 2014 are associated with the following:

•
For the third quarter of 2014, GIP ($4 million); VOC ($10 million); GEP ($4 million); WRD/M ($2 million); manufacturing operations ($21 million); and Corporate ($14 million), as well as $92 million of income related to the partial reversal of prior-period restructuring charges not directly associated with the new individual segments, and reflecting a change in estimate with respect to our sales force restructuring plans.

•
For the first nine months of 2014, GIP ($14 million); VOC ($16 million); GEP ($34 million); WRD/M ($11 million); manufacturing operations ($59 million); and Corporate ($25 million), as well as $92 million of income related to the partial reversal of prior-period restructuring charges not directly associated with the new individual segments, and reflecting a change in estimate with respect to our sales force restructuring plans.

In September 2015, in order to eliminate certain redundancies in Pfizer’s biosimilar drug products pipeline created as a result of the acquisition of Hospira, Pfizer opted to return rights to Celltrion Inc. and Celltrion Healthcare, Co., Ltd. (collectively, Celltrion) that Hospira had previously acquired to potential biosimilars to Rituxan® (rituximab) and Herceptin® (trastuzumab). As such, upon return of the acquired rights, we wrote off the applicable IPR&D assets, totaling $160 million. In addition, we wrote-off amounts prepaid to Celltrion in

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the amount of $25 million. Both these amounts are included in Asset impairments in the third quarter and first nine months of 2015. Also, upon the return of the acquired rights, we paid Celltrion $20 million, which is included in Exit costs in the third quarter and first nine months of 2015. The recorded amounts for the assets acquired from Hospira are provisional and are subject to change. See Note 2A.

(b)	Transaction costs represent external costs directly related to the acquisition of Hospira and primarily include expenditures for banking, legal, accounting and other similar services.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2014(a)	$1,114	$—	$52	$1,166
Provision	306	209	40	555
Utilization and other(b)	(281)	(209)	(66)	(556)
Balance, September 27, 2015(c)	$1,139	$—	$26	$1,165

(a)	Included in Other current liabilities ($735 million) and Other noncurrent liabilities ($431 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($723 million) and Other noncurrent liabilities ($442 million).

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Interest income(a)	$(121)	$(108)	$(332)	$(303)
Interest expense(a)	278	343	864	1,007
Net interest expense	157	235	533	703
Royalty-related income	(204)	(251)	(683)	(737)
Certain legal matters, net(b)	—	28	99	720
Net gains on asset disposals(c)	(35)	(53)	(230)	(267)
Certain asset impairments(d)	633	243	658	358
Business and legal entity alignment costs(e)	60	47	224	114
Other, net(f)	50	(155)	70	(226)
Other (income)/deductions––net	$661	$94	$670	$665

(a)
Interest income increased in the third quarter and first nine months of 2015, primarily due to higher investment returns. Interest expense decreased in the third quarter and first nine months of 2015, primarily due to the repayment of a portion of long-term debt in the first quarter of 2015 and the benefit of the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
In the first nine months of 2014, primarily includes approximately $610 million for Neurontin-related matters (including off-label promotion actions and antitrust actions) and approximately $55 million for an Effexor-related matter.

(c)
In the first nine months of 2015, primarily includes gains on sales/out-licensing of product and compound rights (approximately $76 million) and gains on sales of investments in equity securities (approximately $160 million). In the first nine months of 2014, primarily includes gains on sales/out-licensing of product and compound rights (approximately $128 million) and gains on sales of investments in equity securities (approximately $114 million).

(d)
In the third quarter and first nine months of 2015, primarily includes an impairment loss of $470 million related to Pfizer's 49%-owned equity-method investment with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun) in China, Hisun Pfizer, (for additional information concerning Hisun Pfizer, see Note 2D) and impairment charges for intangible assets of $163 million, reflecting (i) $115 million related to developed technology rights for the treatment of attention deficit hyperactivity disorder; (ii) $28 million related to an IPR&D project for the treatment of attention deficit hyperactivity disorder; and (iii) $20 million related to an indefinite-lived brand. The intangible asset impairment charges for the third quarter and first nine months of 2015 are associated with the following: Consumer Healthcare ($20 million) and GEP ($143 million).

The intangible asset impairment charges for 2015 reflect, among other things, updated commercial forecasts due to increased competition.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the third quarter of 2014, includes intangible asset impairment charges of $242 million, reflecting (i) $144 million related to developed technology rights; (ii) $79 million related to an IPR&D compound for the treatment of skin fibrosis; and (iii) $18 million related to an indefinite-lived brand. The intangible asset impairment charges for the third quarter of 2014 are associated with the following: GEP ($163 million) and Worldwide Research and Development (WRD) ($79 million).
In the first nine months of 2014, includes intangible asset impairment charges of $356 million, reflecting (i) $190 million for an IPR&D compound for the treatment of skin fibrosis (full write-off); (ii) $147 million related to developed technology rights; and (iii) $18 million related to an indefinite-lived brand. The intangible asset impairment charges for the first nine months of 2014 are primarily associated with the following: GEP ($166 million) and WRD ($190 million).
The intangible asset impairment charges for 2014 reflect, among other things, updated commercial forecasts; and with regard to IPR&D, the impact of changes to the development program and new scientific findings.

(e)
In the third quarter and first nine months of 2015 and 2014, represents expenses for planning and implementing changes to our infrastructure to align our operations and reporting for our business segments established in 2014.

(f)
Includes the following for 2014: (i) in the third quarter and first nine months of 2014, gains of approximately $102 million, reflecting the changes in the fair value of contingent consideration associated with prior acquisitions; (ii) in the third quarter and first nine months of 2014, income of $90 million resulting from a decline in the estimated loss from an option to acquire the remaining interest in Laboratório Teuto Brasileiro S.A.; and (iii) in the first nine months of 2014, a loss of $30 million due to a change in our ownership interest in ViiV. For additional information concerning ViiV, see Note 2D.

The following table provides additional information about the intangible assets that were impaired during 2015 in Other (income)/deductions––net:
					Nine Months Ended
	Fair Value(a)				September 27, 2015
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$—	$—	$—	$—	$28
Intangible assets––Developed technology rights(b)	85	—	—	85	115
Intangible assets––Indefinite-lived brands(b)	22	—	—	22	20
Total	$107	$—	$—	$107	$163

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C.

(b)
Reflects intangible assets written down to fair value in the first nine months of 2015. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 21.0% for the third quarter of 2015, compared to 25.4% for the third quarter of 2014, and was 23.4% for the first nine months of 2015, compared to 24.7% for the first nine months of 2014.
The lower effective tax rate for the third quarter of 2015 in comparison with the same period in 2014 was primarily due to:

•
an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years with various foreign tax authorities, and the expiration of certain statutes of limitations; as well as

•
the non-recurrence of the non-tax deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the U.S. Internal Revenue Service (IRS), partially offset by:

•	the unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The lower effective tax rate for the first nine months of 2015 in comparison with the first nine months of 2014 was primarily due to:

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; and

•
the non-recurrence of the non-tax deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the IRS, partially offset by:

•
a decline in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•
With respect to Pfizer Inc., the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2011-2013 are currently under audit. Tax years 2014 and 2015 are open, but not under audit. All other tax years are closed.

•
With respect to Hospira, Inc., the IRS is auditing 2010-2011 and 2012-2013. Tax years 2014-2015 are open but not under audit. All other tax years are closed. The open tax years and audits for Hospira, Inc. and its subsidiaries are not considered material to Pfizer.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2010-2015), Japan (2015), Europe (2007-2015, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2015, primarily reflecting Brazil) and Puerto Rico (2010-2015).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Loss

The following table provides the components of Tax provision/(benefit) on other comprehensive loss:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Foreign currency translation adjustments, net(a)	$(7)	$23	$90	$13
Unrealized holding losses on derivative financial instruments, net	(57)	(117)	(160)	(133)
Reclassification adjustments for realized (gains)/losses	15	175	43	183
	(42)	58	(117)	50
Unrealized holding gains/(losses) on available-for-sale securities, net	6	(27)	(63)	(4)
Reclassification adjustments for realized (gains)/losses	1	2	63	(38)
	7	(25)	—	(42)
Benefit plans: actuarial gains/(losses), net	(51)	5	(43)	3
Reclassification adjustments related to amortization	43	15	133	47
Reclassification adjustments related to settlements, net	12	6	35	21
Other	(9)	3	29	(4)
	(4)	30	154	68
Benefit plans: prior service credits and other, net	(4)	—	188	—
Reclassification adjustments related to amortization	(36)	(7)	(42)	(21)
Reclassification adjustments related to curtailments, net	18	1	(8)	2
Other	2	2	2	—
	(19)	(4)	139	(19)
Tax provision/(benefit) on other comprehensive loss	$(65)	$83	$267	$71

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(2,689)	$517	$(222)	$(5,654)	$733	$(7,316)
Other comprehensive income/(loss)(a)	(2,237)	(508)	312	351	227	(1,854)
Balance, September 27, 2015	$(4,926)	$9	$91	$(5,303)	$960	$(9,170)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $24 million loss for the first nine months of 2015.

As of September 27, 2015, with respect to derivative financial instruments, the amount of unrealized pre-tax losses estimated to be reclassified into income within the next 12 months is $82 million (which is expected to be offset primarily by gains resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	September 27, 2015	December 31, 2014
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds and securities(b)	$273	$105
Available-for-sale debt securities(c)	30,145	39,762
Available-for-sale money market funds	1,103	2,174
Available-for-sale equity securities, excluding money market funds(c)	464	397
Derivative financial instruments in a receivable position(d):
Interest rate swaps	898	801
Foreign currency swaps	599	593
Foreign currency forward-exchange contracts	211	547
	33,693	44,379
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,676	7,255
Private equity securities, carried at equity-method or at cost(e), (f)	1,345	1,993
	3,022	9,248
Total selected financial assets	$36,715	$53,627
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$157	$17
Foreign currency swaps	1,341	594
Foreign currency forward-exchange contracts	203	78
	1,701	689
Other selected financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e)	9,818	5,141
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	29,079	31,541
	38,897	36,682
Total selected financial liabilities	$40,598	$37,371

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs.

(b)
As of September 27, 2015, trading funds and securities are composed of $91 million of trading equity funds, $102 million of trading debt funds, and $80 million of trading equity securities. As of December 31, 2014, trading securities of $105 million is composed of debt and equity securities. The trading equity securities as of September 27, 2015 and the trading debt and equity securities as of December 31, 2014 are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $111 million as of September 27, 2015; and foreign currency forward-exchange contracts with fair values of $159 million as of December 31, 2014.

(e)
Short-term borrowings include foreign currency short-term borrowings with fair values of $545 million as of September 27, 2015, which are used as hedging instruments. The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 27, 2015 or December 31, 2014. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $209 million and foreign currency forward-exchange contracts with fair values of $65 million as of September 27, 2015; and foreign currency swaps with fair values of $121 million and foreign currency forward-exchange contracts with fair values of $54 million as of December 31, 2014.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)	Includes foreign currency debt with fair value of $560 million as of December 31, 2014, which are used as hedging instruments.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) was $33.0 billion as of September 27, 2015 and $36.6 billion as of December 31, 2014. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	September 27, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,215	$1,389
Short-term investments	17,559	32,779
Long-term investments	16,233	17,518
Other current assets(a)	713	1,059
Other noncurrent assets(b)	995	881
	$36,715	$53,627
Liabilities
Short-term borrowings, including current portion of long-term debt	$9,818	$5,141
Other current liabilities(c)	772	93
Long-term debt	29,079	31,541
Other noncurrent liabilities(d)	929	596
	$40,598	$37,371

(a)
As of September 27, 2015, derivative instruments at fair value include interest rate swaps ($1 million), foreign currency swaps ($518 million) and foreign currency forward-exchange contracts ($195 million) and, as of December 31, 2014, include interest rate swaps ($34 million), foreign currency swaps ($494 million) and foreign currency forward-exchange contracts ($531 million).

(b)
As of September 27, 2015, derivative instruments at fair value include interest rate swaps ($897 million), foreign currency swaps ($81 million) and foreign currency forward-exchange contracts ($16 million) and, as of December 31, 2014, include interest rate swaps ($767 million), foreign currency swaps ($99 million) and foreign currency forward-exchange contracts ($15 million).

(c)
As of September 27, 2015, derivative instruments at fair value include interest rate swaps ($13 million), foreign currency swaps ($565 million) and foreign currency forward-exchange contracts ($194 million) and, as of December 31, 2014, include interest rate swaps ($1 million), foreign currency swaps ($13 million) and foreign currency forward-exchange contracts ($78 million).

(d)
As of September 27, 2015, derivative instruments at fair value include interest rate swaps ($144 million), foreign currency swaps ($776 million) and foreign currency forward-exchange contracts ($9 million) and, as of December 31, 2014, include interest rate swaps ($16 million) and foreign currency swaps ($581 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				September 27, 2015
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Asian and other government debt(a)	$7,929	$1,692	$—	$—	$9,621
Corporate debt(b)	2,863	4,662	1,963	18	9,506
U.S. government debt	755	1,380	50	—	2,185
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	1	2,078	40	—	2,120
Western European, Scandinavian and other government agency debt(a)	1,606	274	—	—	1,880
Supranational debt(a)	1,084	480	—	—	1,564
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	112	722	21	—	854
Other asset-backed debt(c)	953	665	73	22	1,714
Reverse repurchase agreements(d)	701	—	—	—	701
Held-to-maturity debt securities
Time deposits, corporate debt and other(a)	1,482	7	—	—	1,488
Western European government debt(a)	188	—	—	—	188
Total debt securities	$17,673	$11,961	$2,147	$42	$31,822

(a)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade, except for $213 million worth of Brazilian government bonds.

(b)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

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

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $4.9 billion as of September 27, 2015 and $570 million as of December 31, 2014.

D. Long-Term Debt

Our long-term debt increased due to the addition of an aggregate principal amount of $1,750 million of legacy Hospira debt, recorded at acquisition date fair value of $1,928 million.

The following table provides the components of senior unsecured long-term debt acquired from Hospira:
(MILLIONS OF DOLLARS)	Maturity Date	As of September 27, 2015
6.05% Notes (2017 Notes) (a), (d)	2017	$586
5.20% Notes (2020 Notes) (b), (d)	2020	391
5.80% Notes (2023 Notes) (b), (d)	2023	408
5.60% Notes (2040 Notes) (c), (d), (e)	2040	539
Total long-term debt acquired from Hospira		$1,924

(a)	Interest is payable semi-annually beginning March 30, 2016.

(b)	Interest is payable semi-annually beginning February 12, 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)	Interest is payable semi-annually beginning March 15, 2016.

(d)
The notes are redeemable in whole or in part, at any time at our option, at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed, and the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of optional redemption at a rate equal to the U.S. Treasury rate, plus an incremental percentage of 25 basis points in the case of the 2017 Notes, 50 basis points in the case of the 2020 Notes and the 2023 Notes, and 30 basis points in case of the 2040 Notes; plus, in each case, accrued and unpaid interest.

(e)
If the 2040 Notes are redeemed on or after March 15, 2040 (six months prior to the maturity date of the 2040 Notes), the optional redemption price for the 2040 Notes will equal 100% of the principal amount of the 2040 Notes to be redeemed.

The following table provides the maturity schedule of our Long-term debt outstanding as of September 27, 2015:
(MILLIONS OF DOLLARS)	2017	2018	2019	2020	After 2020	TOTAL
Maturities	$4,432	$2,396	$4,837	$391	$17,022	$29,079

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of September 27, 2015, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $32.4 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.3 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of September 27, 2015, the aggregate notional amount of interest rate derivative financial instruments was $20.8 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(96)	$(383)	$(86)	$(474)
Foreign currency forward-exchange contracts	—	—	(89)	212	120	33
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	—	21	—	—
Foreign currency forward-exchange contracts	—	—	(5)	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	50	30	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	(12)	—	—	—
Foreign currency long-term debt	—	—	—	46	—	—
All other net	—	—	(32)	—	—	—
	$49	$31	$(235)	$(104)	$35	$(441)

Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(594)	$(409)	$(451)	$(471)
Foreign currency forward-exchange contracts	—	—	532	180	996	(56)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	—	—	—	11	—	—
Foreign currency forward-exchange contracts	2	—	254	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(64)	51	—	—	—	—
Foreign currency swaps	(2)	—	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	6	—	—	—
Foreign currency long-term debt	—	—	—	24	—	—
All other net	—	(3)	(18)	—	—	—
	$(64)	$48	$180	$(194)	$545	$(527)

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)
For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive loss––Unrealized holding losses on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive loss––Foreign currency translation adjustments, net.

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of September 27, 2015, the aggregate fair value of these derivative instruments that are in a net liability position was $852 million, for which we have posted collateral of $923 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by Standard and Poor’s (S&P) or the equivalent rating by Moody’s Investors Service, on September 27, 2015, we would have been required to post an additional $35 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of September 27, 2015, we had $2.4 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of September 27, 2015, we received cash collateral of $1,077 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	September 27, 2015	December 31, 2014
Finished goods	$2,557	$1,905
Work-in-process	4,198	3,248
Raw materials and supplies	923	510
Inventories(a)	$7,678	$5,663
Noncurrent inventories not included above(b)	$539	$425

(a)	Increase is primarily due to the acquisition of Hospira inventories, which were recorded at fair value. See Note 2A.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	September 27, 2015			December 31, 2014
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$79,677	$(46,636)	$33,041	$70,946	$(44,694)	$26,252
Brands	1,903	(911)	992	1,951	(855)	1,096
Licensing agreements and other	1,645	(902)	742	991	(832)	159
	83,225	(48,449)	34,775	73,887	(46,381)	27,506
Indefinite-lived intangible assets
Brands and other	7,156		7,156	7,273		7,273
In-process research and development	1,365		1,365	387		387
	8,522		8,522	7,660		7,660
Identifiable intangible assets(a)	$91,747	$(48,449)	$43,297	$81,547	$(46,381)	$35,166

(a)
The increase in identifiable intangible assets, less accumulated amortization, is primarily related to the assets acquired as part of the acquisition of Hospira and Baxter’s portfolio of marketed vaccines, partially offset by amortization, impairments and the impact of foreign exchange. For information about the assets acquired as part of the acquisition of Hospira and Baxter’s portfolio of marketed vaccines, see Note 2A.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	September 27, 2015
	GIP	VOC	GEP	WRD
Developed technology rights	22%	27%	52%	—%
Brands, finite-lived	—%	80%	20%	—%
Brands, indefinite-lived	—%	69%	31%	—%
In-process research and development	2%	9%	86%	3%

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets, as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $950 million for the third quarter of 2015 and $1.0 billion for the third quarter of 2014, and $2.8 billion for the first nine months of 2015 and $3.1 billion for the first nine months of 2014.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	Total
Balance, December 31, 2014	$13,032	$11,398	$17,639	$42,069
Additions(a)	—	39	5,790	5,829
Other(b)	(205)	(197)	(279)	(681)
Balance, September 27, 2015	$12,827	$11,240	$23,150	$47,217

(a)	GEP additions relate to our acquisition of Hospira and are subject to change until we complete the recording of the assets acquired and liabilities assumed from Hospira (see Note 2A).
(b)Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International(b)		Postretirement Plans(c)
(MILLIONS OF DOLLARS)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Three Months Ended
Net periodic benefit cost/(credit):
Service cost	$71	$63	$5	$5	$46	$49	$14	$14
Interest cost	169	174	13	14	77	99	26	42
Expected return on plan assets	(272)	(260)	—	—	(105)	(117)	(13)	(16)
Amortization of:
Actuarial losses	89	15	11	7	31	24	9	1
Prior service credits	(2)	(2)	—	—	(2)	(2)	(43)	(14)
Curtailments	1	—	—	—	—	(11)	(4)	—
Settlements	32	11	4	5	1	2	—	—
Special termination benefits	—	—	—	—	1	2	—	—
	$88	$2	$33	$31	$49	$46	$(11)	$27

Nine Months Ended
Net periodic benefit cost/(credit):
Service cost	$216	$190	$17	$15	$140	$153	$41	$41
Interest cost	505	524	41	43	232	300	91	127
Expected return on plan assets	(813)	(785)	—	—	(314)	(347)	(39)	(47)
Amortization of:
Actuarial losses	253	47	34	22	94	73	28	4
Prior service credits	(5)	(5)	(1)	(1)	(5)	(5)	(104)	(43)
Curtailments	2	2	—	—	—	4	(20)	(4)
Settlements	76	32	21	21	1	4	—	—
Special termination benefits	—	—	—	—	1	7	—	—
	$235	$5	$110	$100	$150	$188	$(5)	$78

(a)
The increase in net periodic benefit costs for the three and nine months ended September 27, 2015, compared to the three and nine months ended September 28, 2014, for our U.S. qualified pension plans was primarily driven by (i) the increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation (which increased the amount of deferred actuarial losses) and, to a lesser extent, a 2014 change in mortality assumptions (reflecting a longer life expectancy for plan participants), and (ii) higher settlement activity. The aforementioned increases were partially offset by (i) a greater expected return on plan assets resulting from an increased plan asset base due to a voluntary contribution of $1.0 billion made at the beginning of January 2015, which in turn was partially offset by a decrease in the expected rate of return on plan assets from 8.50% to 8.25%, and (ii) lower interest costs resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

(b)
The decrease in net periodic benefit costs for the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014, for our international pension plans was primarily driven by (i) the decrease in interest cost resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation, and (ii) a decrease in service cost related to changes in actuarial assumptions (lower inflation and lower rate of wage increases) and the U.K. pension plan freeze in 2014, which offset the impact of the decrease, in 2014, in the discount rate used to determine the benefit obligation (the effect of which is an increase in service costs). The aforementioned decrease in net periodic benefit costs was partially offset by (i) a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets and (ii) an increase in the amounts amortized for actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation. The increase in net periodic benefit costs for the three months ended September 27, 2015, compared to the three months ended September 28, 2014, for our international pension plans was driven by (i) the net impact of a decrease in 2014 in the discount rate used to determine the benefit obligation, and (ii) a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets, which was offset by a decrease in curtailment gains related to restructuring activities in 2014.

(c)
The decrease in net periodic benefit costs for the three and nine months ended September 27, 2015, compared to the three and nine months ended September 28, 2014, for our postretirement plans was primarily driven by (i) the increase in the amounts amortized for prior service credits and (ii) an increase in curtailment gain resulting from the implementation of changes to certain retiree medical benefits to adopt

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

programs eligible for the Medicare Part D plan subsidy, as allowed under the employer group waiver plan, which was approved and communicated to plan participants, and will go into effect on January 1, 2016, as well as (iii) a decrease in interest cost resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation. The aforementioned decreases were partially offset by an increase in actuarial losses resulting from the decrease, in 2014, in the discount rate used to determine the benefit obligation.

As of and for the nine months ended September 27, 2015, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from/reimbursements of our general assets for the nine months ended September 27, 2015(a)	$1,000	$103	$165	$27
Expected contributions from our general assets during 2015(b)	$1,000	$122	$235	$80

(a)	Contributions to the postretirement plans reflect reimbursements of approximately $133 million received for eligible 2014 prescription drug expenses for certain retirees.

(b)
Contributions expected to be made for 2015 are inclusive of amounts contributed during the nine months ended September 27, 2015, including the $1.0 billion voluntary contribution that was made in January 2015 for the U.S. qualified plan. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

We recorded pension and postretirement benefit obligations of approximately $115 million as a result of the acquisition of Hospira and an additional $164 million for the decision to terminate Hospira’s U.S. qualified pension plan effective December 31, 2015.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
EPS Numerator––Basic
Income from continuing operations	$2,130	$2,676	$7,141	$7,862
Less: Net income attributable to noncontrolling interests	9	6	23	25
Income from continuing operations attributable to Pfizer Inc.	2,122	2,669	7,118	7,838
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,121	2,669	7,117	7,837
Discontinued operations––net of tax	8	(3)	14	70
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—	—	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	8	(3)	14	70
Net income attributable to Pfizer Inc. common shareholders	$2,130	$2,666	$7,131	$7,906
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,121	$2,670	$7,117	$7,838
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	8	(3)	14	70
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,130	$2,666	$7,131	$7,908
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,168	6,330	6,176	6,363
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreement	75	73	83	78
Weighted-average number of common shares outstanding––Diluted	6,243	6,403	6,259	6,441
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	55	44	48	44

(a)
These common stock equivalents were outstanding for the nine months ended September 27, 2015 and September 28, 2014, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. Pursuant to the terms of the agreement, on February 11, 2015, we paid $5 billion to GS&Co. and received approximately 151 million shares of our common stock from GS&Co. On July 2, 2015, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in us owing GS&Co. a certain number of shares of Pfizer common stock or its equivalent dollar value. Pursuant to the agreement’s settlement terms, we elected to settle this amount in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately$5.2 billion paid to GS&Co. The final average price paid for the shares delivered under the accelerated share repurchase agreement was $34.13 per share. After giving effect to this accelerated share repurchase agreement, as well as other share repurchases to date in 2015, our remaining share-purchase authorization is approximately $5.4 billion.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products are being challenged in various other countries. We are also a party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry related to patent enforcement litigation. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products. We are also subject to patent litigation pursuant to which one or more third-parties is seeking damages and/or injunctive relief to compensate for the alleged infringement of its patents due to our commercial or other activities. For example, our subsidiary, Hospira, is involved in patent and patent-related disputes over its attempts to bring generic pharmaceutical and biosimilar products to market. If the marketed product is ultimately found to infringe the valid patent rights of a third-party, such third-party may be awarded significant damages, or we may be prevented from further sales of such product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed the valid patent rights of a third-party.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tygacil (tigecycline)
In October 2013, we received notice of a Section 505(b)(2) new drug application filed by Fresenius Kabi USA LLC (Fresenius) for a tigecycline injectable product. Fresenius asserts the invalidity and non-infringement of the polymorph patent for Tygacil that expires in 2030, the formulation patent for Tygacil that expires in 2029 and the basic patent for Tygacil, which expires in 2016. In November 2013, we filed suit against Fresenius in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents in suit.

In May 2014, CFT Pharmaceuticals LLC (CFT) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. CFT asserts the invalidity and non-infringement of the polymorph patent for Tygacil and the formulation patent for Tygacil. CFT has not challenged the basic patent. In June 2014, we filed suit against CFT in the U.S. District Court for the District of Delaware asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil. In September 2015, we settled our claims against CFT on terms that permit CFT to launch a generic version of Tygacil in the U.S. prior to the expiration of the patents that were the subject of the challenge.

In May 2014, Aurobindo Pharma Limited (Aurobindo) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Aurobindo asserts the invalidity and non-infringement of the polymorph patent for Tygacil and the formulation patent for Tygacil. Aurobindo has not challenged the basic patent. In July 2014, we filed suit against Aurobindo in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil. In September 2015, we settled our claims against Aurobindo on terms that permit Aurobindo to launch a generic version of Tygacil in the U.S. prior to the expiration of the patents that were the subject of the challenge.

In November 2014, Mylan Laboratories Limited (formerly Agila Specialties Private Limited) (Mylan Laboratories) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Mylan Laboratories asserts the invalidity and non-infringement of the polymorph patent for Tygacil and the formulation patent for Tygacil. Mylan Laboratories has not challenged the basic patent.  In January 2015, we filed suit against Mylan Laboratories in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil. In addition, in September 2015, we received notice of a Section 505(b)(2) new drug application filed by Mylan for a tigecycline injectable product. Mylan asserts the invalidity and non-infringement of the polymorph patent for Tygacil, and two formulation patents for Tygacil that expire in 2028 and 2029, respectively. In October 2015, we filed suit against Mylan in the U.S. District Court for the District of Delaware and in the U.S. District Court for the District of West Virginia asserting the validity and infringement of the patents in suit.

Precedex Premix
In June 2014, Ben Venue Laboratories, Inc. (Ben Venue) notified our subsidiary, Hospira, that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that a patent relating to the use of Precedex in an intensive care unit setting, which expires in March 2019, was invalid or not infringed. In August 2014, Hospira and Orion Corporation (co-owner of the patent in suit) filed suit against Ben Venue, Hikma Pharmaceuticals PLC (Hikma), and West-Ward Pharmaceutical Corp. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patent in suit. In October 2014, Eurohealth International Sarl was substituted for Ben Venue and Hikma.

In June 2015, Amneal Pharmaceuticals LLC (Amneal) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In August 2015, Hospira filed suit against Amneal in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents in suit.

Matters Involving Our Collaboration/Licensing Partners

Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca PLC (AstraZeneca) to market in the U.S. the over-the-counter (OTC) version of Nexium (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and then subsequently Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo), in June 2015, Lupin Limited, and, in October 2015, Dr. Reddy’s Laboratories, Inc. & Ltd. notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. In November 2014, December 2014, February 2015 and August 2015, AstraZeneca filed actions against Actavis

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Laboratories FL, Inc., Andrx, Perrigo and Lupin Limited, respectively, in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. We are not a party to AstraZeneca’s patent-infringement actions.

Eliquis (apixaban) - Inter-Partes Review (IPR)
In August 2015, Bristol-Myers Squibb (BMS) received a Petition for Inter Partes Review (the Petition) of the composition of matter patent that contains claims that cover apixaban, the active ingredient in Eliquis, which is co-marketed by BMS and Pfizer.  The patent expires in February 2023, but BMS has filed a request for patent term restoration with the U.S. Patent & Trademark Office (USPTO) which, if successful, will result in a patent expiration date of December 2026.  The Petition was filed at the USPTO by the Coalition for Affordable Drugs and requests that the Patent Trial and Appeal Board (PTAB) initiate a proceeding to review the validity of the patent, including claims that cover apixaban. BMS intends to respond to and oppose this petition in November 2015 and a decision by the PTAB on initiation is expected in February 2016.

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

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 27, 2015, approximately 57,040 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is now a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Beginning in May 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR in the Orange Book, enforcing certain patents for Effexor XR and entering into a litigation settlement agreement with a generic drug manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey.

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
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In August 2014, the U.S. Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction and sent the case back to the District Court for clarification of its ruling regarding the plaintiff’s employment claims. In November 2014, the District Court granted plaintiff’s motion for a partial final judgment certifying the dismissal of the false claims counts, and plaintiff appealed the order dismissing those claims to the U.S. Court of Appeals for the Second Circuit.

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

Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation, and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In July 2015, another direct purchaser putative class action was filed in the Eastern District of Virginia.

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

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto’s chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto’s chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia’s and New Monsanto’s assumption of, and agreement to, indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto’s chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and New Monsanto are defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, lodged a complaint and consent decree with the federal District Court for the District of New Jersey that will allow Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.

India’s National Green Tribunal (NGT) and the Maharashtra Pollution Control Board (MPCB) are actively reviewing various industrial facilities in the vicinity of Aurangabad, India, to determine whether those facilities have contributed to alleged groundwater and soil contamination in the area. In July 2015, the NGT issued an order directing Hospira India, as the owner of a manufacturing facility in Aurangabad, to deposit approximately $1.8 million in escrow (subsequently reduced to $0.9 million) to be applied to any required costs of remediation in the event Hospira India is determined to have responsibility for the alleged contamination. Subsequent to the NGT order, MPCB ordered the immediate closure of Hospira India’s Aurangabad facility. Hospira India appealed the MPCB order, and in response, the NGT stayed the closure order until at least late November 2015, when a further hearing is scheduled. A prolonged closure of the Aurangabad facility would affect production at that facility, as well as production at Hospira India’s Irungattukottai, India facility.

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

In 2012, Pfizer sold the UK Marketing Authorisation for phenytoin sodium capsules to a third-party, but retained the right to supply the finished product to that third-party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws.

A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2015

During the first nine months of 2015, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.

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

Celebrex (celecoxib)
In March 2013, the USPTO granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit against Teva Pharmaceuticals USA, Inc. (Teva USA), Mylan, Watson (as predecessor to Allergan plc), Lupin Pharmaceuticals USA, Inc. (Lupin), Apotex Corp. and Apotex Inc. in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent. Each of the defendant generic drug companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib. In March 2014, the District Court granted the defendants’ motion for summary judgment, invalidating the reissue patent. In May 2014, we appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. In June 2015, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

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

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2015, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

Operating Segments

Some additional information about each segment follows:

•
GIP is focused on developing and commercializing novel, value-creating medicines that significantly improve patients’ lives. Key therapeutic areas include inflammation/immunology, cardiovascular/metabolic, neuroscience/pain and rare diseases and include leading brands, such as Xeljanz, Eliquis and Lyrica (U.S., Japan).

•
VOC focuses on the development and commercialization of vaccines and products for oncology and consumer healthcare. Consumer Healthcare manufactures and markets several well known, OTC products. Each of the three businesses in VOC operates as a separate, global business with distinct specialization in terms of the science and market approach necessary to deliver value to consumers and patients.

•
GEP includes the legacy brands that have lost or will lose exclusivity, branded generics, generic sterile injectable products, biosimilars and medical devices. Additionally, GEP has the knowledge and resources within R&D to develop small molecules, injectables and biosimilars. On September 3, 2015, we acquired Hospira, and its commercial operations are now included within GEP. Commencing from the acquisition date, and in accordance with our domestic and international reporting periods, our consolidated statements of income, primarily GEP’s operating results, for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations. See Note 2A for additional information.

Our chief operating decision maker uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
WRD, which is generally responsible for research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate operating segment for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $171 billion as of September 27, 2015 and approximately $169 billion as of December 31, 2014.

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Three Months Ended
Reportable Segments:
GIP	$3,521	$3,490	$2,146	$2,063
VOC	3,231	2,511	1,796	1,235
GEP(b)	5,219	6,239	3,230	3,993
Total reportable segments	11,971	12,240	7,172	7,291
Other business activities(c)	116	56	(691)	(832)
Reconciling Items:
Corporate(d)	—	—	(1,376)	(1,308)
Purchase accounting adjustments(d)	—	—	(960)	(812)
Acquisition-related costs(d)	—	—	(541)	(54)
Certain significant items(e)	—	65	(837)	(548)
Other unallocated	—	—	(70)	(149)
	$12,087	$12,361	$2,697	$3,587

Nine Months Ended
Reportable Segments:
GIP	$10,093	$10,114	$5,669	$5,838
VOC	9,028	7,264	4,939	3,447
GEP(b)	15,323	18,742	9,664	12,219
Total reportable segments	34,444	36,119	20,272	21,504
Other business activities(c)	360	175	(2,039)	(2,212)
Reconciling Items:
Corporate(d)	—	—	(3,949)	(3,794)
Purchase accounting adjustments(d)	—	—	(2,698)	(2,768)
Acquisition-related costs(d)	—	—	(631)	(131)
Certain significant items(e)	—	193	(1,369)	(1,803)
Other unallocated	—	—	(268)	(359)
	$34,804	$36,487	$9,319	$10,437

(a)	Income from continuing operations before provision for taxes on income.

(b)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, and in accordance with our domestic and international reporting periods, our consolidated statements of income for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations. See Note 2A for additional information.

(c)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, which in 2015 includes the revenues and expenses related to our transitional manufacturing and supply agreements with Zoetis Inc. (Zoetis). Other business activities also includes the costs managed by our WRD organization and our Pfizer Medical organization.

(d)	For a description, see the “Other Costs and Business Activities” section above.

(e)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Revenues in the third quarter and first nine months of 2014, certain significant items represents revenues related to our transitional manufacturing and supply agreements with Zoetis. For additional information, see Notes to Consolidated Financial Statements––Note 2D. Acquisitions, Licensing Agreements, Collaborative Arrangements, Divestitures, and Equity-Method Investments: Divestitures included in our 2014 Financial Report, which was filed as Exhibit 13 to our 2014 Annual Report on Form 10-K.
For Earnings in the third quarter of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $107 million, (ii) certain asset impairment charges of $633 million, (iii) charges for business and legal entity alignment of $60 million and (iv) other charges of $36 million. For additional information, see Note 3 and Note 4.
For Earnings in the third quarter of 2014, certain significant items includes: (i) charges for certain legal matters of $28 million, (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $54 million, (iii) certain asset impairment charges of $242 million, (iv) a charge for an additional year of Branded Prescription Drug Fee of $215 million, (v) charges for business and legal entity alignment of $47 million and (vi) other income of $37 million. For additional information, see Note 3 and Note 4.
For Earnings in the first nine months of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $302 million, (ii) certain asset impairment charges of $633 million, (iii) charges for business and legal entity alignment of $224 million, (iv) charges for certain legal matters of $92 million and (v) other charges of $117 million. For additional information, see Note 3 and Note 4.
For Earnings in the first nine months of 2014, certain significant items includes: (i) charges for certain legal matters of $726 million, (ii) certain asset impairments of $356 million, (iii) a charge for an additional year of Branded Prescription Drug Fee of $215 million, (iv) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $400 million, (iv) charges for business and legal entity alignment of $114 million and (v) other income of $9 million. For additional information, see Note 3 and Note 4.
Equity in the net income of investees accounted for by the equity method is not significant for any of our operating segments.
B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
United States(a)	$5,565	$4,842	15	$14,993	$14,023	7
Developed Europe(b)	2,315	2,837	(18)	7,006	8,641	(19)
Developed Rest of World(c)	1,513	1,816	(17)	4,562	5,404	(16)
Emerging Markets(d)	2,694	2,866	(6)	8,243	8,419	(2)
Revenues	$12,087	$12,361	(2)	$34,804	$36,487	(5)

(a)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, and in accordance with our domestic and international reporting periods, our consolidated statements of income for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations. See Note 2A for additional information.

(b)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $1.8 billion and $2.2 billion in the third quarter of 2015 and 2014, respectively, and $5.4 billion and $6.6 billion in the first nine months of 2015 and 2014, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
INNOVATIVE PRODUCTS BUSINESS(a)	$6,752	$6,001	$19,120	$17,377
GLOBAL INNOVATIVE PHARMACEUTICALS(a)	$3,521	$3,490	$10,093	$10,114
Lyrica GIP(b)	947	854	2,701	2,447
Enbrel (Outside the U.S. and Canada)	844	955	2,426	2,846
Viagra GIP(c)	333	299	955	845
BeneFIX	194	212	561	640
Chantix/Champix	159	158	491	475
Genotropin	142	173	447	534
Refacto AF/Xyntha	130	160	392	477
Xeljanz	127	85	351	205
Toviaz	59	69	193	211
BMP2	57	56	169	147
Somavert	54	59	158	168
Rapamune	32	96	138	270
Alliance revenues GIP(d)	343	209	834	507
All other GIP(e)	98	105	277	342
GLOBAL VACCINES, ONCOLOGY & CONSUMER HEALTHCARE(a)	$3,231	$2,511	$9,028	$7,264
Prevnar family(f)	1,576	1,139	4,384	3,163
Sutent	279	287	815	865
Ibrance	230	—	408	—
Xalkori	122	112	353	308
Inlyta	105	102	311	291
FSME-IMMUN/TicoVac	28	—	93	—
All other V/O(e)	75	50	199	143
Consumer Healthcare	817	821	2,465	2,494
ESTABLISHED PRODUCTS BUSINESS(g)	$5,219	$6,239	$15,323	$18,742
Lipitor	454	490	1,404	1,489
Lyrica GEP(b)	273	464	925	1,335
Premarin family	263	264	753	786
Norvasc	241	270	744	830
Zyvox	165	339	696	1,008
Celebrex	212	764	640	2,150
Pristiq	185	178	523	547
Vfend	165	174	510	572
Medrol	112	101	327	322
Viagra GEP(c)	97	128	318	382
Xalatan/Xalacom	98	124	299	371
Zoloft	95	104	274	310
EpiPen	107	79	268	231
Relpax	91	92	254	277
Sulperazon	72	90	251	270
Fragmin	84	90	246	266
Tygacil	81	85	231	241
Zithromax/Zmax	68	67	222	235
Effexor	66	86	213	263
Revatio	53	64	181	208
Xanax/Xanax XR	55	63	164	189
Cardura	52	64	158	199
Unasyn	50	52	155	152
Neurontin	45	51	148	158
Depo-Provera	45	54	133	147
Alliance revenues GEP(h)	6	24	48	175
All other GEP(e), (i):	1,981	1,878	5,238	5,628
Pfizer-Standalone (excluding legacy Hospira)(i)	1,651	1,878	4,908	5,628
Legacy Hospira(i)	330	—	330	—
OTHER(j)	116	121	360	368
Revenues	$12,087	$12,361	$34,804	$36,487

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Lyrica(b)	$1,220	$1,317	$3,626	$3,783
Total Viagra(c)	$430	$427	$1,274	$1,227
Total Alliance revenues(k)	$349	$233	$881	$681

(a)	The Innovative Products business is composed of two operating segments: GIP and VOC.

(b)
Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in Lyrica-GEP. All other Lyrica revenues are included in Lyrica-GIP. Total Lyrica revenues represent the aggregate of worldwide revenues from Lyrica-GIP and Lyrica-GEP.

(c)
Viagra revenues from the U.S. and Canada are included in Viagra-GIP. All other Viagra revenues are included in Viagra-GEP. Total Viagra revenues represent the aggregate of worldwide revenues from Viagra-GIP and Viagra-GEP.

(d)	Includes Eliquis and Rebif.

(e)	All other GIP, All other V/O and All other GEP are subsets of GIP, VOC and Established Products, respectively.

(f)
In the third quarter and the first nine months of 2015, all revenues were composed of Prevnar 13/Prevenar 13. In the third quarter and the first nine months of 2014, revenues were composed of the Prevnar family of products, which included Prevnar 13/Prevenar 13 and, to a much lesser extent, Prevenar (7-valent).

(g)
The Established Products business consists of GEP, which includes all legacy Hospira commercial operations. Commencing from the acquisition date, September 3, 2015, and in accordance with our domestic and international reporting periods, our consolidated statements of income, primarily GEP’s operating results, for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations.

(h)	Includes Spiriva and Aricept.

(i)	Pfizer-Standalone (excluding legacy Hospira) GEP and Legacy Hospira are subsets of All other GEP.

(j)
Other includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and revenues related to our transitional manufacturing and supply agreements with Zoetis.

(k)	Total Alliance revenues represent the aggregate of worldwide revenues from Alliance revenues GIP and Alliance revenues GEP.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 27, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 5, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

ñ	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 48

This section provides information about the following: our business; our performance during the third quarter and first nine months of 2015 and 2014; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2015.

ñ	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 60
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 63
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Descriptions	Beginning on page 64
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 68
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 71
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 74
This sub-section provides a discussion of items impacting our tax provisions.
	○ Adjusted Income	Beginning on page 74
This sub-section provides a discussion of an alternative view of performance used by management.
ñ	Analysis of Operating Segment Information	Beginning on page 80
This section provides a discussion of the performance of each of our operating segments.
ñ	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 87
This section provides a discussion of changes in certain components of other comprehensive income.
ñ	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 87
This section provides a discussion of changes in certain balance sheet accounts, including Accumulated other comprehensive loss.
ñ	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 88
This section provides an analysis of our cash flows for the first nine months of 2015 and 2014.
ñ	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 89

This section provides an analysis of selected measures of our liquidity and of our capital resources as of September 27, 2015 and December 31, 2014, as well as a discussion of our outstanding debt and other commitments that existed as of September 27, 2015 and December 31, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

ñ	New Accounting Standards	Beginning on page 94
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
ñ	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 95

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A, relating to, among other things, our anticipated future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans and plans relating to share repurchases and dividends. Such forward-looking statements are based on management’s plans and assumptions, which are inherently susceptible to uncertainty and changes in circumstances.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.
References to our 2014 Financial Report refer to our 2014 Financial Report, which was filed as Exhibit 13 to our 2014 Annual Report on Form 10-K.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Revenues	$12,087	$12,361	(2)	$34,804	$36,487	(5)

Cost of sales	2,219	2,368	(6)	6,238	6,875	(9)
% of revenues	18.4%	19.2%		17.9%	18.8%

Selling, informational and administrative expenses	3,270	3,556	(8)	9,761	10,116	(4)
% of revenues	27.1%	28.8%		28.0%	27.7%

Research and development expenses	1,722	1,802	(4)	5,342	5,184	3
% of revenues	14.2%	14.6%		15.3%	14.2%

Amortization of intangible assets	937	972	(4)	2,748	3,090	(11)
% of revenues	7.7%	7.9%		7.9%	8.5%

Restructuring charges and certain acquisition-related costs	581	(19)	*	727	120	*
% of revenues	4.8%	*		2.1%	0.3%

Other (income)/deductions––net	661	94	*	670	665	1
Income from continuing operations before provision for taxes on income	2,697	3,587	(25)	9,319	10,437	(11)
% of revenues	22.3%	29.0%		26.8%	28.6%

Provision for taxes on income	567	911	(38)	2,178	2,575	(15)
Effective tax rate	21.0%	25.4%		23.4%	24.7%

Income from continuing operations	2,130	2,676	(20)	7,141	7,862	(9)
% of revenues	17.6%	21.6%		20.5%	21.5%

Discontinued operations––net of tax	8	(3)	*	14	70	(80)

Net income before allocation to noncontrolling interests	2,139	2,672	(20)	7,155	7,932	(10)
% of revenues	17.7%	21.6%		20.6%	21.7%

Less: Net income attributable to noncontrolling interests	9	6	36	23	25	(7)
Net income attributable to Pfizer Inc.	$2,130	$2,666	(20)	$7,132	$7,907	(10)
% of revenues	17.6%	21.6%		20.5%	21.7%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.42	(19)	$1.15	$1.23	(7)
Discontinued operations––net of tax	—	—	—	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.35	$0.42	(17)	$1.15	$1.24	(7)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.42	(19)	$1.14	$1.22	(7)
Discontinued operations––net of tax	—	—	—	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.34	$0.42	(19)	$1.14	$1.23	(7)

Cash dividends paid per common share	$0.28	$0.26	8	$0.84	$0.78	8
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 23, 2015 and August 24, 2014.
On September 3, 2015 (the acquisition date), we acquired Hospira, Inc. (Hospira) for approximately $16.0 billion in cash ($15.6 billion, net of cash acquired). Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira, and, in accordance with our domestic and international reporting periods, our consolidated financial statements for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information. Hospira is now a subsidiary of Pfizer. The combination of local Pfizer and Hospira entities may be pending in various jurisdictions and integration is subject to completion of various local legal and regulatory steps. We expect to generate $800 million of annual cost synergies by 2018 in connection with the Hospira acquisition. Based on our past experience, the one-time costs to generate the synergies are expected to be approximately $1 billion, incurred for up to a three-year period post-acquisition.

Our 2015 Performance

Revenues––Third Quarter 2015

Revenues in the third quarter of 2015 were $12.1 billion, a decrease of 2% compared to the same period in 2014, which reflects an operational increase of $795 million, or 6%, more than offset by the unfavorable impact of foreign exchange of $1.1 billion, or 9%. The operational increase was primarily the result of:

•
the performance of several key products in developed markets, including the continued strong uptake of Prevnar 13 among adults (largely in the U.S.), Ibrance (in the U.S.) and Eliquis, all products that are early in their life cycles, as well as from Lyrica (the Global Innovative Pharmaceutical segment (GIP)) (primarily in the U.S.) (collectively, up approximately $980 million);

•	inclusion of one month of legacy Hospira U.S. operations of $330 million; and

•	a 5% operational increase in revenues in emerging markets, reflecting continued strong operational growth primarily from the Innovative Products business (up approximately $140 million), partially offset by:

•	the loss of exclusivity and associated multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $470 million); and

•	the loss of exclusivity for Zyvox in the U.S. and Lyrica (Global Established Pharmaceutical segment (GEP)) in certain developed Europe markets (collectively, down approximately $290 million).
Revenues––First Nine Months 2015

Revenues in the first nine months of 2015 were $34.8 billion, a decrease of 5% compared to the same period in 2014, which reflects an operational increase of $1.2 billion or 3%, more than offset by the unfavorable impact of foreign exchange of $2.9 billion, or 8%. The operational increase was primarily the result of:

•
the performance of several key products in developed markets, including the continued strong uptake of Prevnar 13 among adults (largely in the U.S.), Eliquis, Ibrance (in the U.S.), Lyrica (GIP) (primarily in the U.S. and Japan), Xeljanz (primarily in the U.S.) and Viagra (GIP) (collectively, up approximately $2.7 billion);

•	a 7% operational increase in revenues in emerging markets, reflecting continued strong operational growth, primarily from Prevenar 13 and Lipitor (up approximately $620 million); and

•	inclusion of one month of legacy Hospira U.S. operations of $330 million, partially offset by:

•	the loss of exclusivity and immediate multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $1.3 billion);

•
the loss of exclusivity for Zyvox in the U.S., Lyrica (GEP) in certain developed Europe markets, Celebrex in Canada, developed Europe and Australia, Rapamune in the U.S. and Inspra in developed Europe (collectively, down approximately $840 million), and the loss of exclusivity for certain other products (collectively, down approximately $190 million);

•	the performance of certain other products in developed markets and BeneFIX in the U.S. (collectively, down approximately $250 million); and

•	the termination of the Spiriva co-promotion collaboration in certain countries (down approximately $100 million).
Income from continuing operations for the third quarter of 2015 was $2.1 billion, compared to $2.7 billion in the third quarter of 2014, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•
higher restructuring charges (up $600 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives);

•	higher asset impairments (up $391 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	higher Other, net (up $205 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),
partially offset by:

•
a lower effective tax rate (down 4.4 percentage points to 21.0%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
lower selling, informational and administrative expenses (down $286 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A);

•	lower cost of sales (down $149 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	lower research and development expenses (down $80 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A);

•	lower net interest expense (down $78 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	lower amortization of intangible assets (down $36 million) (see also the “Costs and Expenses––Amortization of Intangible Assets ” section of this MD&A).

Income from continuing operations for the first nine months of 2015 was $7.1 billion, compared to $7.9 billion in the first nine months of 2014, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•
higher restructuring charges (up $607 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives);

•	higher asset impairments (up $300 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher Other, net (up $296 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher research and development expenses (up $158 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A); and

•	higher charges for business and legal entity alignment activities (up $110 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),

partially offset by:

•	lower cost of sales (down $638 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	lower legal charges (down $621 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
a lower effective tax rate (down 1.3% percentage points to 23.4%) (see also the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters);

•
lower selling, informational and administrative expenses (down $355 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A);

•	lower amortization of intangible assets (down $342 million) (see also the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A); and

•	lower net interest expense (down $171 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).

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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$270 million in the third quarter of 2015 and $215 million in the third quarter of 2014, and $706 million in the first nine months of 2015 and $420 million in the first nine months of 2014, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$81 million in the third quarter of 2015 and $268 million in the third quarter of 2014, and $170 million in the first nine months of 2015 and $292 million in the first nine months of 2014, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The decreases in the third quarter and first nine months of 2015 were primarily a result of the non-recurrence of a $215 million charge to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the U.S. Internal Revenue Service (IRS). The decrease for the first nine months of 2015 also reflects a decrease in the favorable true-up in the first nine months of 2015, compared to the favorable true-up in the first nine months of 2014, associated with the final invoice for the respective prior-calendar year received from the federal government, which reflected a lower share than that of the initial invoice.

The final regulations did not change the payment schedule for the Branded Prescription Drug Fee; accordingly there was no cash flow impact in 2014 from the $215 million charge.

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

Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts. A number of the candidates for the 2016 U.S. presidential elections have already introduced such policy proposals. We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We continue to work with stakeholders to ensure access to medicines within an efficient and affordable healthcare system.

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
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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
Some additional information about each product grouping follows:

•
GIP is focused on developing and commercializing novel, value-creating medicines that significantly improve patients’ lives. Key therapeutic areas include inflammation/immunology, cardiovascular/metabolic, neuroscience/pain, and rare diseases and include leading brands, such as Xeljanz, Eliquis and Lyrica (U.S. and Japan).

•
VOC focuses on the development and commercialization of vaccines and products for oncology and consumer health. Consumer Healthcare manufactures and markets several well known, over-the-counter (OTC) products. Each of the three businesses in VOC operates as a separate, global business with distinct specialization in terms of the science and market approach necessary to deliver value to consumers and patients.

•
GEP includes legacy brands that have lost or will soon lose exclusivity, branded generics, generic sterile injectable products, biosimilars and medical devices. Additionally, GEP has the knowledge and resources within R&D to develop small molecules, injectables and biosimilars. On September 3, 2015, we acquired Hospira, which is now part of GEP. Commencing from the acquisition date, and in accordance with our domestic and international reporting periods, our consolidated financial statements and GEP’s operating results for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

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
GEP is expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. GEP leverages our biologic development, regulatory and manufacturing expertise to seek to advance its biosimilar development portfolio. Additionally, GEP leverages capabilities in formulation development and manufacturing expertise to help advance its generic sterile injectables portfolio. We may also engage in targeted business development to further enable our commercial strategies.
For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the 2015 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
Research Operations

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars. With the acquisition of Hospira, we have expanded our biosimilars pipeline and added R&D capabilities with sterile injectables and medical devices.
While a significant portion of R&D is done internally, we continue to seek to enhance our pipeline of potential future products by entering into collaborations, alliance and license agreements with other companies, as well as leveraging acquisitions and equity-based investments. These agreements enable us to co-develop, license or acquire promising compounds, technologies or capabilities. Collaboration, alliance and license agreements, as well as equity-based investments, allow us to share risk and cost, to access external scientific and technological expertise, and enable us to advance our own products as well as in-licensed or acquired products.
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
On September 3, 2015, (the acquisition date), we acquired Hospira for approximately $16.0 billion in cash ($15.6 billion, net of cash acquired). See Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.
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

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and established products, including biosimilars. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses. We are continuing to consider whether a further separation of our Innovative Products and Established Products businesses would be in the best interests of our stockholders. However, no decision has been made regarding any such separation. For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment.

Acquisition of Hospira
Description of Transaction
On September 3, 2015 (the acquisition date), we acquired Hospira, the world’s leading provider of sterile injectable drugs and infusion technologies as well as a provider of biosimilars, for approximately $16.0 billion in cash ($15.6 billion, net of cash acquired).
Recording of Assets Acquired and Liabilities Assumed
Our acquisition of Hospira has been accounted for using the acquisition method of accounting, which generally requires that most assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. For instance, the determination of asset lives can impact our results of operations as different types of assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
For the provisional amounts recognized for the Hospira assets acquired and liabilities assumed as of the acquisition date, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions. The estimated values are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize the amounts of assets acquired and liabilities assumed as soon as possible but no later than one year from the acquisition date.
Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain classes of assets and liabilities of Hospira.
For financial instruments acquired from Hospira, our valuation approach was consistent with our valuation methodologies used for our legacy Pfizer financial instruments. For additional information on the valuation of our financial instruments, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.
Inventories—The fair value of acquired inventory was determined as follows:

•	Finished goods—Estimated selling price, less an estimate of costs to be incurred to sell the inventory, and an estimate of a reasonable profit allowance for that selling effort.

•
Work in process—Estimated selling price of an equivalent finished good, less an estimate of costs to be incurred to complete the work-in-process inventory, an estimate of costs to be incurred to sell the inventory and an estimate of a reasonable profit allowance for those manufacturing and selling efforts.

•	Raw materials and supplies—Estimated cost to replace the raw materials and supplies.
The fair value of inventory will be recognized in our results of operations as the inventory is sold.
Some of the more significant estimates and assumptions inherent in the estimate of the fair value of inventory include stage of completion, costs to complete, costs to dispose and selling price. All of these judgments and estimates can materially impact our results of operations.
Property, Plant and Equipment—The fair value of acquired property, plant and equipment is determined using a variety of valuation approaches, depending on the nature of the asset and the quality of available information. The fair value of acquired property, plant and equipment was primarily determined as follows:

•	Land––Market, a sales comparison approach that measures value of an asset through an analysis of sales and offerings of comparable property.

•
Buildings, Machinery and Equipment and Furniture and Fixtures—Replacement cost, an approach that measures the value of an asset by estimating the cost to acquire or construct comparable assets. For buildings that are not highly specialized or that could be income producing if leased to a third party, we also considered market and income factors.

•	Construction in Progress—Replacement cost, generally assumed to equal historical book value.
The fair value of property, plant and equipment will be recognized in our results of operations over the expected useful life of the individual depreciable assets.

Some of the more significant inputs, estimates and assumptions inherent in the estimate of the fair value of property, plant and equipment include the nature, age, condition or location of the land, buildings, machinery and equipment, furniture and fixtures, and construction in progress, as applicable, as well as the estimate of market and replacement cost and the determination of the appropriate valuation premise, in-use or in-exchange. The in-use valuation premise assesses the value of an asset when used in combination with other assets (for example, on an installed basis), while the in-exchange valuation assesses the value of an asset on a stand alone basis.
Identifiable Intangible Assets—The fair value of acquired identifiable intangible assets generally is determined using an income approach. This method starts with a forecast of all of the expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.
The fair value of finite-lived identifiable intangible assets will be recognized in our results of operations over the expected useful life of the individual assets.
Some of the more significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets include all assumptions associated with forecasting product profitability from the perspective of a market participant.
Specifically:

•	Revenue—We estimate sales volume, selling prices, market penetration, market share and year-over-year growth rates over the product’s life cycle.

•	Cost of sales, Sales and marketing expenses, General and administrative expenses—We estimate the costs associated with the identifiable intangible asset over the product’s life cycle.

•
R&D expenses—In the case of approved products, we estimate the appropriate level of ongoing R&D support, and for unapproved compounds, we estimate the amount and timing of costs to develop the R&D into viable products.

•	Estimated life of the asset—We assess the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry.

•
Inherent risk—We use a discount rate that is primarily based on the weighted-average cost of capital with an additional premium to reflect the risks associated with the specific intangible asset. In addition, for unapproved assets, an additional risk factor is added for the risk of technical and regulatory success, called the probability of technical and regulatory success.

•	For IPR&D assets, the risk of failure has been factored into the fair value measure and there can be no certainty that these assets ultimately will yield a successful product.
Contingencies—For acquisition date contingencies, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions.

The more significant additional recent transactions and events are described below:

•
Acquisition of Nimenrix and Mencevax Vaccines from GlaxoSmithKline plc (GSK)––On September 30, 2015 (which falls in the fourth fiscal quarter of 2015), we acquired GSK’s quadrivalent meningococcal ACWY vaccines, Nimenrix and Mencevax, for €75 million (approximately $85 million) paid on the closing date and two additional installments of €15 million and €25 million to be paid in November 2017 and November 2018, respectively. This transaction adds two high-quality and complementary vaccines to our portfolio, allowing us to reach a broader global population. We do not expect this transaction to have any significant impact on our 2015 financial performance.

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

•
Acquisition of Marketed Vaccines Business of Baxter International Inc. (Baxter)––On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we acquired Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis.

•
Collaboration with Merck KGaA––On November 17, 2014, we entered into a collaborative agreement with Merck KGaA, to jointly develop and commercialize avelumab, an investigational anti-PD-L1 antibody currently in development as a potential treatment for multiple types of cancer. We and Merck KGaA are exploring the therapeutic potential of this novel anti-PD-L1 antibody as a single agent as well as in various combinations with our and Merck KGaA’s broad portfolio of approved and investigational oncology therapies. The companies will collaborate on up to 20 high priority immuno-oncology clinical development programs, including combination trials, in 2015. These clinical development programs include up to six trials (Phase 1B/2 or Phase 3) that could be pivotal for potential product registrations. We and Merck KGaA are also combining resources and expertise to advance Pfizer’s anti-PD-1 antibody into Phase 1 trials. Under the terms of the agreement, in the fourth quarter of 2014, we made an upfront payment of $850 million to Merck KGaA and Merck KGaA is eligible to receive regulatory and commercial milestone payments of up to approximately $2.0 billion. Both companies will jointly fund all development and commercialization costs, and split equally any profits generated from selling any anti-PD-L1 or anti-PD-1 products from this collaboration. Also, as part of the agreement, we gave Merck KGaA certain co-promotion rights for Xalkori in the U.S. and several other key markets.

•
Acquisition of InnoPharma, Inc. (InnoPharma)––On September 24, 2014, we completed our acquisition of InnoPharma, a privately held pharmaceutical development company, for an upfront cash payment of $225 million and contingent milestone payments of up to $135 million.

•
License from Cellectis SA (Cellectis)––On June 18, 2014, we entered into a global arrangement with Cellectis to develop Chimeric Antigen Receptor T-cell immunotherapies in the field of oncology directed at select cellular surface antigen targets. In August 2014, in connection with this licensing agreement, we made an upfront payment of $80 million to Cellectis, which was recorded in Research and development expenses. We will also fund R&D costs associated with 15 Pfizer-selected targets and, for the benefit of Cellectis, a portion of the R&D costs associated with four Cellectis-selected targets within the arrangement. Cellectis is eligible to receive development, regulatory and commercial milestone payments of up to $185 million per product that results from the Pfizer-selected targets. Cellectis is also eligible to receive tiered royalties on net sales of any products that are commercialized by Pfizer.

•
Collaboration with Eli Lilly & Company (Lilly)––In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer’s tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. Following the decision by the U.S. Food and Drug Administration (FDA) in March 2015 to lift the partial clinical hold on the tanezumab development program, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which is recorded as deferred income in our condensed consolidated balance sheet and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. Pfizer and Lilly resumed the Phase 3 chronic pain program for tanezumab in July 2015, which will consist of 6 studies in approximately 7,000 patients across osteoarthritis, chronic low back pain and cancer pain. Under the collaboration agreement with Lilly, we are eligible to receive additional payments from Lilly upon the achievement of specified regulatory and commercial milestones.

•
License of Nexium OTC Rights––In August 2012, we entered into an agreement with AstraZeneca PLC (AstraZeneca) for the exclusive, global, OTC rights for Nexium, a leading prescription drug approved to treat the symptoms of gastroesophageal reflux disease. In connection with this Consumer Healthcare licensing agreement, we made an upfront payment of $250 million to AstraZeneca, which was recorded in Research and development expenses when incurred. On May 27, 2014, we launched Nexium 24HR in the U.S., and on July 11, 2014, we paid AstraZeneca a related $200 million product launch milestone payment. On August 1, 2014, we launched Nexium Control in Europe, and on September 15, 2014, we paid AstraZeneca a related $50 million product launch milestone payment. These post-approval milestone payments were recorded in Identifiable intangible assets, less accumulated amortization in the consolidated balance sheet and are being amortized over the estimated useful life of the Nexium brand. AstraZeneca is eligible to receive additional milestone payments of up to $300 million, based on the level of worldwide sales as well as royalty payments, based on worldwide sales.

For a description of the more significant recent transactions through February 27, 2015, the filing date of our 2014 Annual Report on Form 10-K, see the “Our Business Development Initiatives” section of our 2014 Financial Report.

Announcement regarding Allergan plc (Allergan)

On October 29, 2015, we issued an announcement confirming that we are in preliminary friendly discussions with Allergan in relation to a potential transaction. We emphasize that no agreement has been reached and there can be no certainty that these discussions will be pursued or lead to a transaction, as to the terms on which a transaction, if any, might be agreed, or, if a transaction is agreed to, as to whether it will be completed or the timing thereof.

Our Financial Guidance for 2015

On October 27, 2015, we announced updates to ranges for certain components of our 2015 financial guidance issued on September 30, 2015 with respect to reported revenues and reported and adjusted diluted earnings per share (EPS) and issued on July 28, 2015 with respect to all other components of financial guidance, primarily to reflect:

•	operational factors impacting Pfizer-standalone (excluding legacy Hospira) operations, including strong performance to date coupled with an improved business outlook for the remainder of the year;

▪	the anticipated impact of legacy Hospira operations from September 3, 2015 through fiscal year-end 2015 on financial guidance components other than reported revenues and adjusted diluted EPS; and

▪	a minimal favorable impact from foreign exchange rates since mid-July 2015.

The following table provides our financial guidance for full year 2015(a), (b):
Reported revenues	$47.5 to $48.5 billion
(previously $46.5 to $47.5 billion)
Adjusted cost of sales as a percentage of reported revenues	18.7% to 19.2%
(previously 18.0% to 18.5%)
Adjusted selling, informational and administrative expenses	$13.6 to $14.1 billion
(previously $12.8 to $13.8 billion)
Adjusted research and development expenses	$7.5 to $7.8 billion
(previously $7.3 to $7.6 billion)
Adjusted other (income)/deductions	Approximately ($500 million) of income
Effective tax rate on adjusted income	Approximately 25.0%
Reported diluted EPS	$1.37 to $1.43
(previously $1.29 to $1.38)
Adjusted diluted EPS	$2.16 to $2.20
(previously $2.04 to $2.10)

The following table provides a reconciliation of 2015 Adjusted income and Adjusted diluted EPS guidance to the 2015 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2015 Guidance(a), (b)
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted income/diluted EPS guidance(b)	$13.5 - $13.8	$2.16 - $2.20
Purchase accounting impacts of transactions completed as of September 27, 2015	(2.9)	(0.47)
Restructuring, implementation and other acquisition-related costs	(1.0) - (1.2)	(0.16) - (0.18)
Certain other items incurred through September 27, 2015(c)	(0.6)	(0.10)
Business and legal entity alignment costs	(0.3)	(0.04)
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$8.5 - $9.0	$1.37 - $1.43

(a)	The 2015 financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of September 27, 2015, including any one-time upfront payments associated with such transactions.

•	Excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of September 27, 2015.

•
Exchange rates assumed are a blend of the actual exchange rates in effect through the third quarter of 2015 and the mid-October 2015 exchange rates for the remainder of the year. Excludes the impact of a potential devaluation of the Venezuelan bolivar.

•
Guidance for reported revenues reflects the anticipated negative impact of $3.3 billion due to recent and expected generic competition for certain Pfizer-standalone (excluding legacy Hospira) products that have recently lost or are anticipated to soon lose patent protection.

•
Guidance for Pfizer-standalone (excluding legacy Hospira) reported revenues also reflects the anticipated negative impact of $3.1 billion as a result of unfavorable changes in essentially all foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2014.

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
(c) Primarily reflects charges associated with certain asset impairments, legal matters, as well as other certain significant items.

For additional information about our actual and anticipated costs and cost savings associated with our cost-reduction initiatives announced in 2014, the Hospira acquisition, and our global commercial structure, which was established in 2014, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Our 2015 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment” and “Our Strategy” sections of our 2014 Financial Report; and Part I, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014	% Change in Revenues
Three Months Ended
Operating Segments(a):
GIP	$3,521	$3,490	$1,762	$1,579	$1,758	$1,912	1	12	(8)
VOC	3,231	2,511	1,960	1,217	1,272	1,294	29	61	(2)
GEP	5,219	6,239	1,789	2,001	3,429	4,238	(16)	(11)	(19)
	11,971	12,240	5,511	4,796	6,460	7,444	(2)	15	(13)
Other(b)	116	121	54	46	62	76	(4)	18	(17)
Total revenues	$12,087	$12,361	$5,565	$4,842	$6,522	$7,519	(2)	15	(13)

Nine Months Ended
Operating Segments(a):
GIP	$10,093	$10,114	$5,018	$4,520	$5,075	$5,594	—	11	(9)
VOC	9,028	7,264	5,135	3,353	3,893	3,911	24	53	—
GEP	15,323	18,742	4,678	6,011	10,645	12,731	(18)	(22)	(16)
	34,444	36,119	14,831	13,884	19,613	22,236	(5)	7	(12)
Other(b)	360	368	162	139	198	229	(2)	16	(13)
Total revenues	$34,804	$36,487	$14,993	$14,023	$19,811	$22,464	(5)	7	(12)

(a)
GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment. On September 3, 2015, we acquired Hospira, and its commercial operations are now included within GEP. Commencing from the acquisition date, and in accordance with our domestic and international reporting periods, our consolidated statements of income, primarily GEP's operating results, for the three and nine months ended September 27, 2015 reflect one month of legacy Hospira U.S. operations but do not include any financial results from legacy Hospira international operations.

(b)
Includes revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization, and also includes the revenues related to our transitional manufacturing and supply agreements with Zoetis Inc. (Zoetis).

See the “Our 2015 Performance” section of this MD&A, for a discussion of performance of worldwide revenues.

Geographically,

•
in the U.S., revenues increased $723 million, or 15%, in the third quarter of 2015, and increased $970 million, or 7%, in the first nine months of 2015, compared to the same periods in 2014, reflecting, among other things:

◦
the performance of several key products, including Prevnar 13 primarily in adults, Ibrance (which was launched in the U.S. in February 2015), Lyrica (GIP), Eliquis, Viagra (GIP) and Xeljanz (collectively, up approximately $940 million in the third quarter of 2015 and $2.4 billion in the first nine months of 2015), and

◦	the inclusion of one month of legacy Hospira U.S. operations of $330 million in the third quarter of 2015, partially offset by:

◦
losses of exclusivity and associated multi-source generic competition for Celebrex in the U.S. in December 2014 (down approximately $470 million in the third quarter of 2015 and $1.3 billion in the first nine months of 2015);

◦
the loss of exclusivity for Zyvox and Rapamune, as well as the termination of our Spiriva co-promotion collaboration (collectively, down approximately $200 million in the third quarter of 2015 and $480 million in the first nine months of 2015); and

◦
the performance of certain other products such as BeneFIX for the three and nine months ended 2015 and Lipitor for the nine months ended 2015 (collectively, down approximately $10 million in the third quarter of 2015 and $120 million in the first nine months of 2015).

•
in our international markets, revenues decreased $1.0 billion, or 13%, in the third quarter of 2015, and decreased $2.7 billion, or 12%, in the first nine months of 2015, compared to the same periods in 2014. Foreign exchange unfavorably impacted international revenues by approximately $1.1 billion, or 14%, in the third quarter of 2015 and unfavorably impacted international revenues by approximately $2.9 billion, or 13%, in the first nine months of 2015. Operationally, revenues increased $72 million, or 1%, in the third quarter of 2015, and increased $201 million, or 1%, in the first nine months of 2015, compared to the same periods in 2014 reflecting, among other things:

◦
higher revenues in developed markets for Eliquis and Lyrica (GIP), as well as from vaccines acquired in December 2014 from Baxter (in Europe) (collectively, up approximately $150 million in the third quarter of 2015 and $430 million in the first nine months of 2015); and

◦
the operational increase in revenues in emerging markets, reflecting continued strong operational growth primarily from the Innovative Products business in the third quarter of 2015 and primarily from the Innovative Products business and Lipitor in the first nine months of 2015 (up approximately $140 million in the third quarter of 2015 and $620 million in the first nine months of 2015), partially offset by:

◦
lower revenues in developed markets for Lyrica (GEP), Celebrex, Inspra and Viagra (GEP) as a result of the loss of exclusivity, as well as the performance of Lipitor and Norvasc (collectively, down approximately $260 million in the third quarter of 2015 and $640 million in the first nine months of 2015).

During the third quarter of 2015, international revenues represented 54% of total revenues, compared to 61% in the third quarter of 2014. Excluding foreign exchange, international revenues in the third quarter of 2015 represented 49% of total revenues, compared to 61% in the third quarter of 2014. During the first nine months of 2015, international revenues represented 57% of total revenues, compared to 62% in the first nine months of 2014. Excluding foreign exchange, international revenues in the first nine months of 2015 represented 53% of total revenues, compared to 61% in the first nine months of 2014.
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

The following table provides information about deductions from revenues:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Medicare rebates(a)	$264	$292	$713	$797
Medicaid and related state program rebates(a)	302	258	874	477
Performance-based contract rebates(a), (b)	579	573	1,625	1,644
Chargebacks(c)	1,285	907	3,537	2,700
Sales allowances(d)	1,121	1,190	3,015	3,171
Sales returns and cash discounts	318	260	945	832
Total(e)	$3,869	$3,480	$10,708	$9,620

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended September 27, 2015, associated with the following segments: GIP ($1.2 billion); VOC ($0.4 billion); and GEP ($2.3 billion). For the three months ended September 28, 2014, associated with the following segments: GIP ($0.9 billion); VOC ($0.3 billion); and GEP ($2.3 billion). For the nine months ended September 27, 2015, associated with the following segments: GIP ($3.1 billion); VOC ($1.1 billion); and GEP ($6.5 billion). For the nine months ended September 28, 2014, associated with the following segments: GIP ($2.4 billion); VOC ($0.8 billion); and GEP ($6.4 billion).

Total deductions from revenues increased 11% in both the third quarter and the first nine months of 2015, compared to the same periods in 2014, primarily as a result of:

•
an increase in chargebacks primarily due to products that have lost exclusivity in the U.S. and increasing competitive pressures, as well as increases for certain U.S. branded products and Hospira sterile injectables; and

•
an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs, and, for the first nine months of 2015, a decrease in Managed Medicaid estimated rebates in the second quarter of 2014.

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.8 billion as of September 27, 2015, of which approximately $2.4 billion is included in Other current liabilities, $264 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.4 billion as of December 31, 2014, of which approximately $2.0 billion is included in Other current liabilities, $300 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Total accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts as of September 27, 2015 increased by approximately $400 million compared to December 31, 2014, primarily due to the addition of Hospira accruals as of September 27, 2015.

Revenues—Major Products

The following table provides revenue information for several of our major products:
			Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)			September 27, 2015	% Change(b)	September 27, 2015	% Change(b)
PRODUCT	PRIMARY INDICATIONS	Business(a)
Prevnar family(c)	Vaccines for prevention of pneumococcal disease	V	$1,576	38	$4,384	39
Lyrica(d)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	GEP/GIP	1,220	(7)	3,626	(4)
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	GIP	844	(12)	2,426	(15)
Lipitor	Reduction of LDL cholesterol	GEP	454	(7)	1,404	(6)
Viagra(e)	Erectile dysfunction	GEP/GIP	430	1	1,274	4
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	O	279	(3)	815	(6)
Premarin family	Symptoms of menopause	GEP	263	(1)	753	(4)
Norvasc	Hypertension	GEP	241	(11)	744	(10)
Zyvox	Bacterial infections	GEP	165	(51)	696	(31)
Celebrex	Arthritis pain and inflammation, acute pain	GEP	212	(72)	640	(70)
BeneFIX	Hemophilia	GIP	194	(8)	561	(12)
Pristiq	Depression	GEP	185	4	523	(4)
Vfend	Fungal infections	GEP	165	(5)	510	(11)
Chantix/Champix	An aid to smoking cessation treatment	GIP	159	1	491	3
Genotropin	Replacement of human growth hormone	GIP	142	(18)	447	(16)
Ibrance	Advanced breast cancer	O	230	*	408	*
Refacto AF/Xyntha	Hemophilia	GIP	130	(19)	392	(18)
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer	O	122	9	353	14
Xeljanz	Rheumatoid arthritis	GIP	127	50	351	71
Medrol	Inflammation	GEP	112	11	327	1
Inlyta	Advanced renal cell carcinoma (RCC)	O	105	2	311	7
Xalatan/Xalacom	Glaucoma and ocular hypertension	GEP	98	(21)	299	(19)
Zoloft	Depression and certain anxiety disorders	GEP	95	(9)	274	(11)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	GEP	107	36	268	16
Relpax	Treats the symptoms of migraine headache	GEP	91	—	254	(8)
Sulperazon	Antibiotic	GEP	72	(20)	251	(7)
Fragmin	Anticoagulant	GEP	84	(6)	246	(7)
Tygacil	Antibiotic	GEP	81	(5)	231	(4)
Zithromax/Zmax	Bacterial infections	GEP	68	1	222	(5)
Effexor	Depression and certain anxiety disorders	GEP	66	(23)	213	(19)
Toviaz	Overactive bladder	GIP	59	(14)	193	(8)
Revatio	Pulmonary arterial hypertension (PAH)	GEP	53	(17)	181	(13)
BMP2	Development of bone and cartilage	GIP	57	1	169	15
Xanax/Xanax XR	Anxiety disorders	GEP	55	(11)	164	(13)
Cardura	Hypertension/Benign prostatic hyperplasia	GEP	52	(19)	158	(20)
Somavert	Acromegaly	GIP	54	(8)	158	(6)
Unasyn	Injectable antibacterial	GEP	50	(4)	155	2
Neurontin	Seizures	GEP	45	(11)	148	(7)
Rapamune	Prevention of organ rejection in kidney transplantation	GIP	32	(66)	138	(49)
Depo-Provera	Contraceptive	GEP	45	(16)	133	(9)
FSME-IMMUN/TicoVac	Tick-borne encephalitis vaccine	V	28	*	93	*
Alliance revenues(f)	Various	GEP/GIP	349	50	881	29
All other GIP(g)		GIP	98	(6)	277	(19)
All other V/O(g)		V/O	75	49	199	39
All other GEP(g)		GEP	1,981	5	5,238	(7)

(a)
Indicates the business to which the revenues relate. GIP = the Global Innovative Pharmaceutical segment; V = the Global Vaccines business; O = the Global Oncology business; and GEP = the Global Established Pharmaceutical segment.

(b)	As compared to the three and nine months ended September 28, 2014, as applicable.

(c)
In the third quarter and the first nine months of 2015, all revenues were composed of Prevnar 13/Prevenar 13. In the third quarter and first nine months of 2014, revenues were composed of the Prevnar family of products, which included Prevnar 13/Prevenar 13 and, to a much lesser extent, Prevenar (7-valent).

(d)	Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in GEP. All other Lyrica revenues are included in GIP.

(e)	Viagra revenues from the U.S. and Canada are included in GIP. All other Viagra revenues are included in GEP.

(f)	Includes Eliquis (GIP), Rebif (GIP), Spiriva (GEP) and Aricept (GEP).

(g)	All other GIP, All other V/O and All other GEP are subsets of GIP, VOC and GEP, respectively.

*	Calculation not meaningful.

Revenues––Selected Product Descriptions

•
Prevnar/Prevenar 13 (V), is our pneumococcal conjugate vaccine for the prevention of pneumococcal disease. Overall, worldwide revenues for Prevnar/Prevenar 13 increased 44% operationally in the third quarter of 2015, and 45% operationally in the first nine months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact on worldwide revenues of 6% in both the third quarter and the first nine months of 2015, compared to the same periods in 2014.

In the U.S., revenues for Prevnar increased 77% in the third quarter of 2015, and 81% in the first nine months of 2015, compared to the same periods in 2014, mainly due to continued strong uptake among adults following the positive recommendation from the U.S. Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) for use in adults aged 65 and older in the third quarter of 2014, the success of the commercial programs and increased demand in preparation for the upcoming flu season. We believe the “catch-up” opportunity (i.e., the opportunity to reach adults aged 65 and older who have not been previously vaccinated with Prevnar) in adults in the U.S. will continue to be large given current demographics and aging trends. However, the remaining population of adults aged 65 years and older will likely require additional effort to capture. As a result, the opportunity will moderate over time as this “catch-up” opportunity becomes fully realized and we focus solely on those who turn 65 each year and have never received a pneumococcal vaccination.
Internationally, revenues for Prevenar increased 10% operationally in the third quarter of 2015, and 11% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily reflecting increased volume in emerging markets. In the first nine months of 2015, compared to the same period in 2014, volume was favorably impacted by Prevenar’s inclusion in additional national immunization programs in certain emerging markets and increased shipments associated with Gavi, the Vaccine Alliance. Foreign exchange had an unfavorable impact on international revenues of 13% in the third quarter of 2015, and 12% in the first nine months of 2015, compared to the same periods in 2014.

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

•
Lyrica (GEP (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/GIP (all other revenues)) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain markets outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica were relatively flat operationally in the third quarter of 2015, and increased 3% operationally in the first nine months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact on worldwide revenues of 7% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

In the U.S., revenues increased 20% in the third quarter of 2015, and 16% in the first nine months of 2015, compared to the same periods in 2014, driven by price and volume increases, and investment in direct-to-consumer advertising combined with strong field force performance, partially offset by higher rebates.

Internationally, Lyrica revenues decreased 15% operationally in the third quarter of 2015, and 7% operationally in the first nine months of 2015, compared to the same periods in 2014, due to losses of exclusivity in certain developed Europe markets, partially offset by operational growth primarily in Japan. Foreign exchange had an unfavorable impact on international revenues of 14% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.
Worldwide revenues from Lyrica in our GIP segment increased 16% operationally in the third quarter of 2015 and 15% operationally in the first nine months of 2015, compared to the same periods in 2014, and in our GEP segment, revenues from Lyrica decreased 29% operationally in the third quarter of 2015 and 17% operationally in the first nine months of 2015, compared to the same periods in 2014.

•
Enbrel (GIP, outside the U.S. and Canada), indicated for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis (a type of arthritis affecting the spine), and nonradiographic axial spondyloarthritis, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 5% operationally in the third quarter of 2015, and was relatively flat operationally in the first nine months of 2015, compared to the same periods in 2014. Results for the third quarter of 2015 were favorably impacted by demand in certain markets in Europe and by the timing of government purchases in Latin America and Africa Middle East. Results for the first nine months of 2015 were favorably impacted by the timing of government purchases in Africa Middle East and demand in certain markets in Europe offset primarily by the change in the distribution channel in the U.K. Foreign exchange had an unfavorable impact of 17% in the third quarter of 2015, and 15% in the first nine months of 2015, compared to the same periods in 2014.

•
Lipitor (GEP) is indicated for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor faces generic competition in all major developed markets. Branded Lipitor recorded worldwide revenues of $454 million, or a decrease of 1% operationally in the third quarter of 2015, and $1.4 billion, or relatively flat operationally in the first nine months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact of 6% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

In the U.S., revenues increased 7% in the third quarter of 2015, compared to the same period in 2014, primarily due to price increases. Revenues in the U.S. decreased 35% in the first nine months of 2015 compared to the same period in 2014, primarily due to higher rebates and lower volumes.
In our international markets, revenues decreased 1% operationally in the third quarter of 2015, compared to the same period in 2014, primarily due to brand erosion from generic competition in developed markets and payer pressure, partially offset by increased volumes in China; and increased 5% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to volume growth in emerging markets, largely in China, partially offset by brand erosion due to generic competition and increased payer pressure. Foreign exchange had an unfavorable impact on international revenues of 7% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

•
Viagra (GIP (U.S. and Canada revenues)/GEP (all other revenues excluding U.S. and Canada)) is indicated for the treatment of erectile dysfunction. Viagra worldwide revenues increased 5% operationally in the third quarter of 2015, and 7% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to operational growth in the U.S. with respect to the third quarter of 2015 and operational growth in the U.S. and emerging markets with respect to the first nine months of 2015. International revenues decreased 11% operationally in the third quarter of 2015, and 6% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to the impact of generic competition in developed markets outside of North America. In the first nine months of 2015, this decline was partially offset by operational growth in China. Foreign exchange had an unfavorable impact on international revenues of 12% in the third quarter of 2015, and 10% in the first nine months of 2015, compared to the same periods in 2014. Revenues in the U.S. increased 12% in the third quarter of 2015, and 14% in the first nine months of 2015, compared to the same periods in 2014, primarily driven by increased pill quantity per prescription, higher purchases from the U.S. Department of Veterans Affairs/Department of Defense, and price increases, partially offset by lower patient demand.

•
Sutent (O) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 10% operationally in the third quarter of 2015, and increased 6% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to price increases in the U.S., as well as strong demand in certain European and emerging markets. Foreign exchange had an unfavorable impact of 13% in the third quarter of 2015, and 12% in the first nine months of 2015, compared to the same periods in 2014.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues were relatively flat operationally in the third quarter of 2015, and decreased 3% operationally in the first nine months of 2015, compared to the same periods in 2014. Revenues in the U.S. in the first nine months of 2015 were unfavorably impacted by prescription volume declines for Premarin Family Oral brands and lower market growth, partially offset by price increases. Foreign exchange had an unfavorable impact of 1% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide revenues decreased 2% operationally in the third quarter of 2015, and 3% operationally in the first nine months of 2015, compared to the same periods in 2014, due to generic erosion, primarily in Japan, partially offset by volume growth in emerging markets, primarily in China. Foreign exchange had an unfavorable impact of 9% in the third quarter of 2015, and 7% in the first nine months of 2015, compared to the same periods in 2014.

•
Zyvox (GEP) is among the world’s best-selling branded agents used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 43% operationally in the third quarter of 2015, and 23% operationally in the first nine months of 2015, compared to the same periods in 2014, due to generic competition in the U.S., beginning in the first half of 2015, and pricing pressures. Foreign exchange had an unfavorable impact of 8% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

•
Celebrex (GEP), indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets, recorded a decrease in worldwide revenues of 69% operationally in the third quarter of 2015, and 67% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily driven by the loss of exclusivity and associated launch of multi-source generic competition in the U.S. in December 2014 and in most other developed markets. Foreign exchange had an unfavorable impact of 3% in both the third quarter and the first nine months of 2015, compared to the same periods in 2014.

In the U.S., revenues decreased 90% in the third quarter of 2015, and 91% in the first nine months of 2015, compared to the same periods in 2014, driven by the loss of exclusivity and launch of multi-source generic competition in the U.S. in December 2014.
Internationally, Celebrex revenues decreased 25% operationally in the third quarter of 2015, and 20% operationally in the first nine months of 2015, compared to the same periods in 2014, driven by the loss of exclusivity and launch of multi-source generic competition in most developed markets. Foreign exchange had an unfavorable impact on international revenues of 10% in the third quarter of 2015, and 8% in the first nine months of 2015, compared to the same periods in 2014.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong hemophilia bleeding disorders. BeneFIX worldwide revenues increased 1% operationally in the third quarter of 2015, compared to the same period in 2014 primarily as a result of strong performance across Europe, driven by increase of market share in key countries such as Germany, Italy, Belgium and Turkey and an extension of the Factor IX contract period in the U.K. and Ireland. This was partially offset by the erosion of market share in the U.S. due to the launch of competing new extended half-life treatment options. BeneFIX worldwide revenues decreased 4% operationally in the first nine months of 2015, compared to the same period in 2014, primarily as a result of the erosion of market share in the U.S. due to the launch of competing new extended half-life treatment options. Foreign exchange had an unfavorable impact on revenues of 9% in the third quarter of 2015, and 8% in the first nine months of 2015, compared to the same periods in 2014.

ReFacto AF/Xyntha recorded a 7% operational decrease in worldwide revenues in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014, largely due to price erosion in the U.K. and Australia, erosion of market share in the U.S. due to the launch of competing new extended half-life treatment options and loss of the annual contract in Iraq. Foreign exchange had an unfavorable impact on revenues of 12% in the third quarter of 2015, and 11% in the first nine months of 2015, compared to the same periods in 2014.

•
Chantix/Champix (GIP) is an aid to smoking-cessation treatment in adults 18 years of age and older. Worldwide revenues increased 7% operationally in the third quarter of 2015, and 9% operationally in the first nine months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact on revenues of 6% in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

In the U.S., Chantix revenues increased 11% in the third quarter of 2015, and 10% in the first nine months of 2015, compared to the same periods in 2014, primarily due to two price increases and higher year-over-year demand driven by steadily improving coverage by insurers in response to the requirements of the Affordable Care Act and direct-to-consumer advertising on TV, partially offset by intensified competition by over-the-counter nicotine replacement therapies that utilize TV and retail channels.

Internationally, Champix revenues increased 2% operationally in the third quarter of 2015, and 8% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to a significant tobacco tax increase in Korea and strong growth across emerging markets. Foreign exchange had an unfavorable impact on international revenues of 16% in the third quarter of 2015, and 14% in the first nine months of 2015, compared to the same periods in 2014.

•
Pristiq (GEP) is indicated for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been indicated for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 9% operationally in the third quarter of 2015, compared to the same period in 2014, primarily due to price increases in the U.S. partially offset by decreased U.S. market share and the loss of exclusivity and launch of generic competition in Australia. Pristiq recorded a decrease in worldwide revenues of 1% operationally in the first nine months of 2015, compared to the same period in 2014, primarily due to decreased market share, partially offset by market price increases in the U.S. Foreign exchange had an unfavorable impact on revenues of 5% in the third quarter of 2015, and 3% the first nine months of 2015, compared to the same periods in 2014.

•
Ibrance (O), indicated as a first-line treatment for certain forms of advanced breast cancer, was approved and launched in the U.S. in February 2015. Ibrance recorded worldwide revenues of $230 million in the third quarter of 2015 and $408 million in the first nine months of 2015.

•
Xalkori (O) is indicated for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive. Xalkori worldwide revenues increased 18% operationally in the third quarter of 2015, and 23% operationally in the first nine months of 2015, compared to the same periods in 2014, as a result of an increase in diagnostic rates for the ALK gene mutation, which has led to more patients being treated, and price increases in the U.S. Foreign exchange had a 9% unfavorable impact in both the third quarter and the first nine months of 2015, compared to the same periods in 2014.

•
Xeljanz (GIP) is approved for use as a second-line therapy for the treatment of adult patients with moderate to severe active rheumatoid arthritis (after traditional disease-modifying antirheumatic drugs) in more than 40 markets including the U.S., Japan, Australia, Canada, Switzerland and Brazil. Xeljanz recorded an increase in worldwide revenues of 53% operationally in the third quarter of 2015, and 74% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily in the U.S., driven by continued growth through rheumatologist acceptance and consumer awareness. Foreign exchange had a 3% unfavorable impact in both the third quarter and in the first nine months of 2015, compared to the same periods in 2014.

•
Inlyta (O) is indicated for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment. Worldwide revenues increased 13% operationally in the third quarter of 2015, and 17% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to increased demand. Revenues in the U.S. increased 5% in the third quarter of 2015, and 12% in the first nine months of 2015, compared to the same periods in 2014, primarily due to increased demand and price increases. International revenues increased 19% operationally in the third quarter of 2015, and 21% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to strong growth in developed and emerging markets in Europe, where a large proportion of oncologists are prescribing Inlyta. Foreign exchange had an unfavorable impact on international revenues of 19% in the third quarter of 2015, and 18% in the first nine months of 2015, compared to the same periods in 2014.

•
Alliance revenues (GEP/GIP) increased 59% operationally worldwide in the third quarter of 2015, and 37% operationally in the first nine months of 2015, compared to the same periods in 2014, mainly due to:

◦	an increase in Eliquis alliance revenues through increased market share, partially offset by:

◦
the termination of the co-promotion collaboration for Spiriva (GEP) in most developed markets, which resulted in an elimination of Pfizer’s share of Spiriva revenues. This resulted in a decrease of approximately $19 million operationally in the third quarter of 2015, and $131 million operationally in the first nine months of 2015, compared to the same periods in 2014.

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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars. With the acquisition of Hospira, we have expanded our biosimilars pipeline and added R&D capabilities with sterile injectables and medical devices.

A comprehensive update of Pfizer’s development pipeline, including assets from the recently-completed Hospira acquisition, was published on October 27, 2015 and is available at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for candidates from Phase 2 through registration.

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
February 2015
Trumenba (MnB rLP2086)	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	October 2014

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Tofacitinib	QD MR (once-a-day) dosing	July 2015
ALO-02 (oxycodone HCI/ naltrexone/HCI)	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	February 2015
Retacrit(a)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
Xeljanz (Tofacitinib)(b)	Treatment of adult patients with moderate to severe chronic plaque psoriasis	February 2015
Tafamidis meglumine(c)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Viviant (Bazedoxifene)(d)	Osteoporosis treatment and prevention	August 2006

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of Johnson & Johnson. In October 2015, we received a “complete response” letter from the FDA with respect to our biologics license application for Retacrit, our proposed biosimilar to epoetin alfa, which was submitted for all indications of the reference product. We will work with the FDA to determine an appropriate path forward.

(b)
In October 2015, we received a “complete response” letter from the FDA with respect to our supplemental NDA for Xeljanz for the treatment of adult patients with moderate to severe chronic plaque psoriasis. While we have yet to meet with the FDA to discuss their concerns, we recognize that overcoming the issues raised may be difficult, especially in light of the evolving marketplace. We will consider our investment in the psoriasis indication for Xeljanz following this discussion with the FDA.

(c)
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

(d)
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

In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA that we had filed in October 2009. In September 2015, we submitted a request to withdraw the pending supplemental NDA because the treatment landscape has evolved since the application was originally filed.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Effexor SR (Venlafaxine HCl)	Approval in Japan for treatment of depression/depressed state	September 2015	—
Ibrance (Palbociclib)	Application filed in the EU for palbociclib in combination with endocrine therapy for the treatment of hormone receptor-positive human epidermal growth factor receptor 2-negative (HR+/HER2-) advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	—	August 2015
Xeljanz (Tofacitinib)	Application filed in Japan for treatment of psoriasis vulgaris and psoriatic arthritis with inadequate response to existing therapies	—	March 2015
Eliquis (Apixaban)(a)	Application filed in Japan for treatment of venous thromboembolism	—	February 2015
Xalkori (Crizotinib)(b)	Application filed in the EU for first line treatment of ALK-positive non-small cell lung cancer	—	January 2015
Duavive (Conjugated Estrogens/Bazedoxifene)	Approval in the EU for treatment of estrogen deficiency symptoms in postmenopausal women with a uterus (with at least 12 months since the last menses) for whom treatment with progestin-containing therapy is not appropriate	December 2014	—

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with Bristol-Myers Squibb (BMS).

(b)
In October 2015, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued an opinion recommending that Xalkori be granted approval for the first-line treatment of adults with anaplastic lymphoma kinase (ALK) positive advanced non-small cell lung cancer.

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
Ibrance (Palbociclib)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the treatment of recurrent advanced breast cancer (U.S.) and, in collaboration with the German Breast Group, high-risk early breast cancer, as well as patients with hormone receptor-positive (HR+) early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group.

Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Tofacitinib	Treatment of psoriasis (ex-U.S.), ulcerative colitis, and psoriatic arthritis
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
Avelumab (PF-06834635) (MSB0010718C)
A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, and treatment of stage IIIb/IV non-small cell lung cancer that has progressed after a platinum-containing doublet, which is being developed in collaboration with Merck KGaA, Germany

Bococizumab	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ Pharmaceuticals Group

Ertugliflozin	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency (GHD) in adults, which is being developed in collaboration with OPKO Health, Inc.
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(c)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(d)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(e)	A potential biosimilar to Humira® (adalimumab)
Rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
Tanezumab(f)	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Eli Lilly & Company
Trumenba	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age (ex-U.S.)

(a)
Remicade® is a registered trademark of Janssen Biotech, Inc. As a condition of approving the Hospira transaction, the European Commission is requiring divestiture of Pfizer’s infliximab development program and certain European Economic Area (EEA) rights. Pfizer will retain certain rights to the product outside of the EEA.

(b)	Herceptin® is a registered trademark of Genentech, Inc.

(c)	Rituxan® is a registered trademark of Biogen MA Inc.

(d)	Avastin® is a registered trademark of Genentech, Inc.

(e)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

(f)
In July 2015, we and our alliance partner, Eli Lilly & Company, resumed the Phase 3 clinical program for tanezumab, following a decision by the FDA to lift the partial clinical hold on the development program after a review of nonclinical data characterizing the sympathetic nervous system response to tanezumab.

Inflectra™

In 2009, Hospira entered into an agreement to develop and market certain biosimilar molecules with Celltrion Inc. and Celltrion Healthcare, Co., Ltd. (collectively, Celltrion) including Inflectra™ (infliximab) for patients with autoimmune diseases. In Europe, Inflectra has now launched in 36 markets. Celltrion possesses the right to commercialize its infliximab product in the same European markets as Hospira. We have exclusive commercialization rights from Celltrion to their infliximab product in the U.S., Canada and certain other territories. In August 2014, Celltrion submitted a potential infliximab biosimilar for FDA approval in the U.S., and in December 2014, Hospira launched Inflectra in Canada. Inflectra has also been approved in Australia, New Zealand and Switzerland, and in Brazil and Mexico, where Hospira will market it as Remsima™.
In September 2015, in order to eliminate certain redundancies in Pfizer's biosimilar drug products pipeline created as a result of the acquisition of Hospira, Pfizer opted to return to Celltrion rights that Hospira had previously acquired to potential biosimilars to Rituxan® (rituximab) and Herceptin® (trastuzumab).
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Cost of sales	$2,219	$2,368	(6)	$6,238	$6,875	(9)
As a percentage of Revenues	18.4%	19.2%		17.9%	18.8%
Cost of sales decreased 6% in the third quarter of 2015 and 9% in the first nine months of 2015, compared to the same periods in 2014, primarily due to:

•	favorable foreign exchange of 15% in the third quarter of 2015 and 13% in the first nine months of 2015; and, to a lesser extent

•	a decrease in royalty expense; and

•	manufacturing efficiencies,
partially offset by:

•
an increase in sales volumes due to (i) the inclusion of one month of legacy Hospira U.S. operations and the vaccine portfolio operations acquired from Baxter in 2015, both of which are comprised of inventory measured at fair value on the acquisition date; and (ii) the net increase in sales volume of Pfizer legacy products.

The decrease in Cost of sales as a percentage of revenues in the third quarter of 2015 and in the first nine months of 2015, compared to the same periods in 2014, was primarily due to:

•	favorable foreign exchange; and, to a lesser extent

•	a decrease in royalty expenses; and

•	manufacturing efficiencies,
partially offset by:

•
an unfavorable change in product mix due to (i) the inclusion of one month of legacy Hospira U.S. operations and the vaccine portfolio operations acquired from Baxter in 2015, both of which are comprised of inventory measured at fair value on the acquisition date; and (ii) the impact of losses of exclusivity.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Selling, informational and administrative expenses	$3,270	$3,556	(8)	$9,761	$10,116	(4)
As a percentage of Revenues	27.1%	28.8%		28.0%	27.7%

SI&A expenses decreased 8% in the third quarter of 2015 and 4% in the first nine months of 2015, compared to the same periods in 2014, primarily due to:

•	the favorable impact of foreign exchange of 6% for both the third quarter of 2015 and the first nine months of 2015;

•	lower expenses associated with certain products that have recently lost marketing exclusivity;

•	lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives; and

•
the non-recurrence of a $215 million charge to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the U.S. Internal Revenue Service (IRS), partially offset by:

•	increased investments to support recently launched products and certain other in-line products; and to a much lesser extent

•	the inclusion of one month of legacy Hospira U.S. operations.

Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Research and development expenses	$1,722	$1,802	(4)	$5,342	$5,184	3
As a percentage of Revenues	14.2%	14.6%		15.3%	14.2%

R&D expenses decreased 4% in the third quarter of 2015, compared to the same period in 2014, primarily due to:

•	the favorable impact of foreign exchange of 2%;

•	the non-recurrence of upfront payments associated with certain licensing agreements entered into during the third quarter of 2014; and

•	lower clinical trial expenses for various studies for certain previously approved products, including as a result of the completion of postmarketing commitments, largely offset by:

•	higher clinical trial expenses for pipeline programs, mainly for certain oncology and GIP pipeline programs; and to a lesser extent

•	the inclusion of one month of legacy Hospira U.S. operations.
R&D expenses increased 3% in the first nine months of 2015, compared to the same period in 2014, primarily due to:

•	the $295 million upfront payment to OPKO in the first quarter of 2015 associated with a worldwide development and commercialization agreement; and

•	increased investment in certain late-stage pipeline programs, primarily bococizumab, partially offset by:

•	lower clinical trial expenses for various studies for certain previously approved products, including as a result of the completion of postmarketing commitments;

•	the non-recurrence of upfront payments associated with certain licensing agreements entered into during the first nine months of 2014; and

•	the favorable impact of foreign exchange of 2%.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Amortization of intangible assets	$937	$972	(4)	$2,748	$3,090	(11)
As a percentage of Revenues	7.7%	7.9%		7.9%	8.5%
Amortization of intangible assets decreased 4% in the third quarter of 2015 and 11% in the first nine months of 2015, compared to the same periods in 2014, primarily due to assets that became fully amortized at the end of their estimated useful lives, partially offset by purchase accounting charges of approximately $57 million related to the identifiable intangible assets acquired from Hospira.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Restructuring charges and certain acquisition-related costs	$581	$(19)	*	$727	$120	*
Total additional depreciation—asset restructuring	24	54	(56)	71	230	(69)
Total implementation costs	42	73	(42)	135	181	(25)
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$647	$108	*	$933	$531	76

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

*	Calculation not meaningful.

Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $469 million in the third quarter of 2015 and $555 million in the first nine months of 2015 for employee termination costs, asset impairments and other exit costs largely associated with our acquisition of Hospira; (ii) transaction costs, such as banking, legal, accounting and other similar services, directly related to our acquisition of Hospira of $64 million in the third quarter of 2015 and $70 million in the first nine months of 2015; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily including expenditures for consulting and the integration of systems and processes of $48 million in the third quarter of 2015 and $102 million in the first nine months of 2015, primarily related to our acquisition of Hospira. For information about costs associated with the acquisition of Hospira and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate $800 million of annual cost synergies by 2018 in connection with the Hospira acquisition. Based on our past experience, the one-time costs to generate the synergies are expected to be approximately $1 billion, incurred for up to a three-year period post-acquisition.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We also have an ongoing manufacturing plant network rationalization and optimization initiative underway. For information about these programs and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other

Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. The expected ongoing annual cost savings associated with the above-mentioned programs (but not including expected cost savings associated with the Hospira acquisition), in the aggregate, are estimated to be approximately $2.5 billion by the end of 2016.

The expected costs and cost savings in 2015 associated with these activities, as well as the Hospira acquisition, are reflected in our financial guidance for 2015. See also the “Our Financial Guidance for 2015” section of this MD&A.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Other (income)/deductions––net	$661	$94	*	$670	$665	1

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Provision for taxes on income	$567	$911	(38)	$2,178	$2,575	(15)
Effective tax rate on continuing operations	21.0%	25.4%		23.4%	24.7%

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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2015 and 2014 below.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Pharmacia Corporation (acquired in 2003), Wyeth (acquired in 2009), King Pharmaceuticals, Inc. (acquired in 2011) and Hospira, Inc. (Hospira) (acquired in September 2015), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

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

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 27, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,087	$—	$—	$—	$—	$12,087
Cost of sales	2,219	(87)	(12)	—	(13)	2,108
Selling, informational and administrative expenses	3,270	—	—	—	6	3,276
Research and development expenses	1,722	2	—	—	1	1,725
Amortization of intangible assets	937	(904)	—	—	—	33
Restructuring charges and certain acquisition-related costs	581	—	(529)	—	(52)	—
Other (income)/deductions––net	661	28	—	—	(779)	(90)
Income from continuing operations before provision for taxes on income	2,697	960	541	—	837	5,035
Provision for taxes on income(b)	567	271	167	—	294	1,298
Income from continuing operations	2,130	689	374	—	543	3,736
Discontinued operations––net of tax	8	—	—	(8)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,130	689	374	(8)	543	3,728
Earnings per common share attributable to Pfizer Inc.––diluted	0.34	0.11	0.06	—	0.09	0.60

	Nine Months Ended September 27, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$34,804	$—	$—	$—	$—	$34,804
Cost of sales	6,238	(89)	(37)	—	(73)	6,037
Selling, informational and administrative expenses	9,761	2	—	—	(37)	9,726
Research and development expenses	5,342	5	—	—	(12)	5,334
Amortization of intangible assets	2,748	(2,648)	—	—	—	100
Restructuring charges and certain acquisition-related costs	727	—	(594)	—	(133)	—
Other (income)/deductions––net	670	33	—	—	(1,113)	(410)
Income from continuing operations before provision for taxes on income	9,319	2,698	631	—	1,369	14,017
Provision for taxes on income(b)	2,178	770	191	—	406	3,545
Income from continuing operations	7,141	1,928	440	—	962	10,472
Discontinued operations––net of tax	14	—	—	(14)	—	—
Net income attributable to noncontrolling interests	23	—	—	—	—	23
Net income attributable to Pfizer Inc.	7,132	1,928	440	(14)	962	10,449
Earnings per common share attributable to Pfizer Inc.––diluted	1.14	0.31	0.07	—	0.15	1.67
See end of tables for notes (a) and (b).

	Three Months Ended September 28, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,361	$—	$—	$—	$(65)	$12,296
Cost of sales	2,368	9	(13)	—	(120)	2,244
Selling, informational and administrative expenses	3,556	(3)	—	—	(254)	3,299
Research and development expenses	1,802	(1)	—	—	(13)	1,788
Amortization of intangible assets	972	(928)	—	—	—	44
Restructuring charges and certain acquisition-related costs	(19)	—	(41)	—	59	—
Other (income)/deductions––net	94	112	—	—	(286)	(80)
Income from continuing operations before provision for taxes on income	3,587	812	54	—	548	5,001
Provision for taxes on income(b)	911	255	19	—	155	1,340
Income from continuing operations	2,676	557	36	—	393	3,661
Discontinued operations––net of tax	(3)	—	—	3	—	—
Net income attributable to noncontrolling interests	6	—	—	—	—	6
Net income attributable to Pfizer Inc.	2,666	557	36	3	393	3,655
Earnings per common share attributable to Pfizer Inc.––diluted	0.42	0.09	0.01	—	0.06	0.57

	Nine Months Ended September 28, 2014
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$36,487	$—	$—	$—	$(193)	$36,294
Cost of sales	6,875	92	(36)	—	(381)	6,550
Selling, informational and administrative expenses	10,116	1	—	—	(312)	9,804
Research and development expenses	5,184	(1)	—	—	(70)	5,114
Amortization of intangible assets	3,090	(2,965)	—	—	—	125
Restructuring charges and certain acquisition-related costs	120	—	(96)	—	(25)	—
Other (income)/deductions––net	665	105	—	—	(1,208)	(437)
Income from continuing operations before provision for taxes on income	10,437	2,768	131	—	1,803	15,139
Provision for taxes on income(b)	2,575	797	76	—	578	4,026
Income from continuing operations	7,862	1,970	55	—	1,225	11,113
Discontinued operations––net of tax	70	—	—	(70)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	7,907	1,970	55	(70)	1,225	11,088
Earnings per common share attributable to Pfizer Inc.––diluted	1.23	0.31	0.01	(0.01)	0.19	1.72

(a)	For details of adjustments, see “Details of Income Statement Items Excluded from Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 25.8% in the third quarter of 2015, compared with 26.8% in the third quarter of 2014. This decline was primarily due to an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years with various foreign tax authorities and the expiration of certain statutes of limitations, partially offset by an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. The effective tax rate on Non-GAAP Adjusted income was 25.3% in the first nine months of 2015, compared with 26.6% in the first nine months of 2014. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decline in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

Details of Income Statement Items Excluded from Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Purchase accounting adjustments
Amortization, depreciation and other(a)	$873	$821	$2,609	$2,859
Cost of sales	87	(9)	89	(92)
Total purchase accounting adjustments––pre-tax	960	812	2,698	2,768
Income taxes(b)	(271)	(255)	(770)	(797)
Total purchase accounting adjustments––net of tax	689	557	1,928	1,970
Acquisition-related costs
Restructuring charges(c)	417	22	422	43
Transaction costs(c)	64	—	70	—
Pre-integration/integration costs(c)	48	19	102	53
Additional depreciation––asset restructuring(d)	12	13	37	36
Total acquisition-related costs––pre-tax	541	54	631	131
Income taxes(e)	(167)	(19)	(191)	(76)
Total acquisition-related costs––net of tax	374	36	440	55
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	(8)	3	(14)	(70)
Certain significant items
Restructuring charges(g)	52	(59)	133	25
Implementation costs and additional depreciation––asset restructuring(h)	55	113	169	375
Additional year of Branded Prescription Drug Fee(i)	—	215	—	215
Certain legal matters, net(j)	—	28	92	726
Certain asset impairments(j)	633	242	633	356
Business and legal entity alignment costs(k)	60	47	224	114
Other(l)	36	(37)	117	(9)
Total certain significant items––pre-tax	837	548	1,369	1,803
Income taxes(m)	(294)	(155)	(406)	(578)
Total certain significant items––net of tax	543	393	962	1,225
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,598	$988	$3,317	$3,181

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs represent external costs directly related to the acquisition of Hospira and primarily include expenditures for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In 2015, restructuring charges, transaction costs and integration costs primarily relate to our acquisition of Hospira on September 3, 2015. All of these costs and charges are included in Restructuring charges and certain acquisition-related costs.

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. Included in Cost of sales for both the three months and nine months ended September 27, 2015 and September 28, 2014.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The nine months ended September 28, 2014 also includes the favorable impact of the remeasurement of certain deferred tax liabilities resulting from plant network restructuring activities.

(f)	Included in Discontinued operations––net of tax. For the nine months ended September 28, 2014, represents post-close adjustments.

(g)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the three months ended September 27, 2015, virtually all included in Cost of sales ($34 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($3 million). For the three months ended September 28, 2014, included in Cost of sales ($63 million), Selling, informational and administrative expenses ($37 million) and Research and development expenses ($13 million). For the nine months ended September 27, 2015, virtually all included in Cost of sales ($95 million), Selling, informational and administrative expenses ($55 million) and Research and development expenses ($16 million). For the nine months ended September 28, 2014, included in Cost of sales ($215 million), Selling, informational and administrative expenses ($90 million) and Research and development expenses ($70 million).

(i)
Included in Selling, informational and administrative expenses. Represents a charge to account for an additional year of the non-tax deductible Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the U.S. Internal Revenue Service (IRS).

(j)	Included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)	Included in Other (income)/deductions––net. Represents expenses for planning and implementing changes to align our operations and reporting for our business segments established in 2014.

(l)
For the three months ended September 27, 2015, included in Cost of sales ($21 million income), Selling, informational and administrative expenses ($22 million income), Research and development expenses ($4 million income) and Other (income)/deductions––net ($84 million). For the nine months ended September 27, 2015, included in Cost of sales ($21 million income), Selling, informational and administrative expenses ($19 million income), Research and development expenses ($4 million income) and Other (income)/deductions––net ($161 million). For 2014, includes, among other things, income associated with the transitional manufacturing and supply agreements with Zoetis Inc. that are included in Revenues ($65 million) and Cost of sales ($57 million) for the three months ended September 28, 2014 and primarily in Revenues ($193 million) and Cost of sales ($167 million) for the nine months ended September 28, 2014. Virtually all other items are included in Other (income)/deductions––net for the three months and nine months ended September 28, 2014.

(m)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The third quarter and first nine months of 2014 were unfavorably impacted by a non-tax deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the IRS.

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

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Three Months Ended September 27, 2015
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Revenues	$3,521	$3,231	$6,752	$5,219	$116	$12,087	$—	$12,087
Cost of sales	378	497	876	1,062	171	2,108	111	2,219
Selling, informational and administrative expenses	820	705	1,524	799	954	3,276	(7)	3,270
Research and development expenses	405	230	635	173	917	1,725	(3)	1,722
Amortization of intangible assets	11	12	23	10	—	33	904	937
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	581	581
Other (income)/deductions––net	(240)	(8)	(247)	(55)	212	(90)	751	661
Income from continuing operations before provision for taxes on income	$2,146	$1,796	$3,942	$3,230	$(2,138)	$5,035	$(2,337)	$2,697

	Nine Months Ended September 27, 2015
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Revenues	$10,093	$9,028	$19,120	$15,323	$360	$34,804	$—	$34,804
Cost of sales	1,106	1,473	2,579	2,921	538	6,037	200	6,238
Selling, informational and administrative expenses	2,548	1,998	4,546	2,343	2,837	9,726	35	9,761
Research and development expenses	1,469	627	2,096	459	2,779	5,334	7	5,342
Amortization of intangible assets	34	35	70	30	—	100	2,648	2,748
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	727	727
Other (income)/deductions––net	(734)	(45)	(778)	(92)	461	(410)	1,080	670
Income from continuing operations before provision for taxes on income	$5,669	$4,939	$10,608	$9,664	$(6,255)	$14,017	$(4,698)	$9,319

	Three Months Ended September 28, 2014
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Revenues	$3,490	$2,511	$6,001	$6,239	$56	$12,296	$65	$12,361
Cost of sales	485	475	960	1,137	148	2,244	124	2,368
Selling, informational and administrative expenses	835	602	1,436	982	881	3,299	257	3,556
Research and development expenses	386	200	585	166	1,037	1,788	14	1,802
Amortization of intangible assets	11	7	18	25	1	44	928	972
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	(18)	(19)
Other (income)/deductions––net	(289)	(6)	(295)	(64)	279	(80)	174	94
Income from continuing operations before provision for taxes on income	$2,063	$1,235	$3,298	$3,993	$(2,290)	$5,001	$(1,414)	$3,587

	Nine Months Ended September 28, 2014
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Revenues	$10,114	$7,264	$17,377	$18,742	$175	$36,294	$193	$36,487
Cost of sales	1,375	1,402	2,777	3,331	442	6,550	325	6,875
Selling, informational and administrative expenses	2,529	1,789	4,318	2,846	2,640	9,804	311	10,116
Research and development expenses	1,152	635	1,787	455	2,872	5,114	70	5,184
Amortization of intangible assets	34	16	50	75	—	125	2,965	3,090
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	120	120
Other (income)/deductions––net	(814)	(26)	(839)	(184)	586	(437)	1,102	665
Income from continuing operations before provision for taxes on income	$5,838	$3,447	$9,285	$12,219	$(6,365)	$15,139	$(4,702)	$10,437

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Total Innovative Products represents the sum of the GIP and VOC segments.

(c)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (d) below) that are managed outside our three operating segments and includes the following:

	Three Months Ended September 27, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$116	$—	$—	$—	$—	$116
Cost of sales	97	—	—	29	44	171
Selling, informational and administrative expenses	3	—	34	905	11	954
Research and development expenses	1	680	7	223	6	917
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	1	(15)	—	219	8	212
Income from continuing operations before provision for taxes on income	$15	$(665)	$(41)	$(1,376)	$(70)	$(2,138)

	Nine Months Ended September 27, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$360	$—	$—	$—	$—	$360
Cost of sales	283	—	—	77	178	538
Selling, informational and administrative expenses	10	—	88	2,712	28	2,837
Research and development expenses	2	2,057	20	683	18	2,779
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(59)	—	476	44	461
Income from continuing operations before provision for taxes on income	$66	$(1,998)	$(108)	$(3,949)	$(268)	$(6,255)

	Three Months Ended September 28, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$56	$—	$—	$—	$—	$56
Cost of sales	38	—	—	20	90	148
Selling, informational and administrative expenses	3	—	37	830	11	881
Research and development expenses	1	826	5	206	(1)	1,037
Amortization of intangible assets	—	—	—	—	1	1
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(22)	—	253	48	279
Income from continuing operations before provision for taxes on income	$14	$(804)	$(42)	$(1,308)	$(149)	$(2,290)

	Nine Months Ended September 28, 2014
	Other Business Activities
(MILLIONS OF DOLLARS)	PCS(i)	WRD(ii), (vi)	Medical(iii), (vi)	Corporate(iv), (vi)	Other Unallocated(v), (vi)	Total
Revenues	$175	$—	$—	$—	$—	$175
Cost of sales	115	—	—	70	257	442
Selling, informational and administrative expenses	10	—	89	2,513	28	2,640
Research and development expenses	2	2,208	19	631	12	2,872
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	—	(56)	—	579	63	586
Income from continuing operations before provision for taxes on income	$48	$(2,152)	$(108)	$(3,794)	$(359)	$(6,365)

(i)
PCS—the revenues and costs of Pfizer CentreSource (PCS), our contract manufacturing and bulk pharmaceutical chemical sales operation. In the third quarter and first nine months of 2015, PCS also includes revenues and expenses related to our transitional manufacturing and supply agreements with Zoetis Inc.

(ii)
WRD—the research and development expenses managed by our Worldwide Research and Development (WRD) organization , which is generally responsible for research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate operating segment for possible clinical and commercial development. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

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

Global Innovative Pharmaceutical Operating Segment

•
Revenues increased 1% in the third quarter of 2015 and were relatively flat in the first nine months of 2015, compared to the same periods in 2014. Foreign exchange had an unfavorable impact of 10% on GIP revenues in the third quarter of 2015, and 9% on GIP revenues in the first nine months of 2015, compared to the same periods in 2014. Revenues increased by 10% operationally in the third quarter of 2015 and increased by 8% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily due to the following operational factors:

◦
strong operational performance of Eliquis globally, Lyrica, primarily in the U.S. and Japan, as well as Xeljanz and Viagra, both primarily in the U.S., and Enbrel in international markets (with respect to the third quarter of 2015) (collectively, up approximately $430 million for the third quarter of 2015 and $1.1 billion for the first nine months of 2015), partially offset by:

◦
a decline in Rapamune revenues in the U.S. due to generic competition which began in October 2014 (down approximately $50 million for the third quarter of 2015 and $110 million for the first nine months of 2015).

Total GIP revenues from emerging markets were $398 million in the third quarter of 2015, compared to $400 million in the third quarter of 2014 and were $1.1 billion in the first nine months of 2015, compared to $1.2 billion in the first nine months of 2014.

•
Cost of sales as a percentage of Revenues decreased 3.1 percentage points in the third quarter of 2015, compared to the same period in 2014, primarily driven by a decrease in royalty expense, favorable foreign exchange, and an increase in alliance revenues, which have no associated cost of sales. Cost of sales as a percentage of Revenues decreased 2.6 percentage points in the first nine months of 2015, compared to the same period in 2014, primarily driven by favorable foreign exchange, a decrease in royalty expense and an increase in alliance revenues, which have no associated cost of sales. The decrease in Cost of sales of 22% in the third quarter of 2015, and 20% in the first nine months of 2015, compared to the same periods in 2014, was primarily driven by favorable foreign exchange and, to a lesser extent, a decrease in royalty expense.

•
The decrease in Selling, informational and administrative expenses of 2% in the third quarter of 2015, compared to the same period in 2014, reflects favorable foreign exchange and reduced investment in certain in-line products, largely offset by additional investment in recently launched products and certain other in-line products. The slight increase in Selling, informational and administrative expenses of less than 1% in the first nine months of 2015, compared to the same period in 2014, reflects additional investment in recently launched products and certain in-line products, largely offset by favorable foreign exchange and reduced investment in certain other in-line products.

•
The increase in Research and development expenses of 5% in the third quarter of 2015, compared to the same period in 2014, primarily reflects increased investment in certain late-stage pipeline programs, primarily bococizumab and tanezumab, partially offset by lower clinical trial expenses for various studies for certain previously approved products. The increase in Research and development expenses of 28% in the first nine months of 2015, compared to the same period in 2014, primarily reflects the $295 million upfront payment to OPKO Health, Inc. made in the first quarter of 2015 and increased investment in certain late-stage pipeline programs, primarily bococizumab, partially offset by lower clinical trial expenses for various studies for certain previously approved products.

•
The unfavorable change in Other (income)/deductions––net in both the third quarter of 2015 and in the first nine months of 2015, compared to the same periods in 2014, primarily reflects a decrease in royalty-related income, partially offset by an increase in our equity income from certain equity-method investments.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

Global Vaccines, Oncology and Consumer Healthcare Revenues
	Third Quarter			Nine Months
(MILLIONS OF DOLLARS)			% Change			% Change
Global Vaccines	$1,629	$1,140	43%	$4,536	$3,161	43%
Consumer Healthcare	817	821	—	2,465	2,494	(1)%
Global Oncology	786	551	43%	2,026	1,609	26%
Total VOC	$3,231	$2,511	29%	$9,028	$7,264	24%

•
Revenues increased 29% in the third quarter of 2015, and increased 24% in the first nine months of 2015, compared to the same periods in 2014, which includes an increase in revenues of 37% operationally in the third quarter of 2015 and 32% operationally in the first nine months of 2015.

◦
Global Vaccines Revenues increased 43% to $1.6 billion in the third quarter of 2015, compared to $1.1 billion in the same period in 2014, and increased 43% to $4.5 billion in the first nine months of 2015, compared to $3.2 billion in the same period in 2014, reflecting an operational increase in revenues of 50% in the third quarter of 2015 and 51% in the first nine months of 2015. The increases were primarily due to an increase of 77% in the third quarter of 2015 and 81% in the first nine months of 2015 in Prevnar family revenue in the U.S., primarily driven by continued strong uptake of Prevnar 13 among adults following the positive recommendation from ACIP for use in adults aged 65 and older in the third quarter of 2014, as well as the success of commercial programs and increased demand in preparation for the upcoming flu season. International revenues increased 19% operationally in the third quarter of 2015 and 22% operationally in the first nine months of 2015, driven by the Prevenar family, which grew 10% operationally in the third quarter of 2015 and 11% operationally in the first nine months of 2015, compared to the same periods in 2014, primarily reflecting increased volume in emerging markets. In the first nine months of 2015, compared to the same period in 2014, volume was favorably impacted by Prevenar’s inclusion in additional national immunization programs in certain emerging markets and increased shipments associated with Gavi, the Vaccine Alliance, as well as the inclusion in the third quarter and first nine months of 2015 of revenues associated with the acquisition of Baxter’s portfolio of marketed vaccines in Europe.
Foreign exchange had an unfavorable impact of 7% on Global Vaccines revenues in both the third quarter of 2015 and in the first nine months of 2015, compared to the same periods in 2014.
Total Vaccines revenues from emerging markets were $273 million in the third quarter of 2015, compared to $255 million in the third quarter of 2014, and $869 million in the first nine months of 2015, compared to $758 million in the first nine months of 2014.

◦
Global Oncology Revenues increased 43% to $786 million in the third quarter of 2015, compared to $551 million in the same period in 2014, and increased 26% to $2.0 billion in the first nine months of 2015, compared to $1.6 billion in the same period in 2014, reflecting an operational increase in revenues of 54% in the third quarter of 2015 and 36% in the first nine months of 2015, primarily driven by continued strong momentum following the February 2015 U.S. launch of Ibrance for advanced breast cancer and, to a lesser extent, stronger demand for Sutent, Xalkori and Inlyta in most markets.

Foreign exchange had an unfavorable impact of 11% on Global Oncology revenues in the third quarter of 2015, and 10% in the first nine months of 2015, compared to the same periods in 2014.
Total Oncology revenues from emerging markets were $102 million in the third quarter of 2015, compared to $91 million in the third quarter of 2014, and $289 million in the first nine months of 2015, compared to $269 million in the first nine months of 2014.

◦
Consumer Healthcare Revenues were relatively flat at $817 million in the third quarter of 2015, compared to $821 million in the same period in 2014, reflecting an operational increase in revenues of 7% in the third quarter of 2015, primarily due to performance of Nexium 24HR in the U.S. driven by increased demand and lower revenues in the third quarter of 2014 as retailers reduced initial stocking levels following the May 2014 launch. Revenues decreased 1% to $2.5 billion in the first nine months of 2015, compared to the same period in 2014, reflecting an operational increase in revenues of 5% in the first nine months of 2015, primarily due to the launch of Nexium 24HR in the U.S. in late-May 2014, as well as increased demand for key brands such as Advil, and growth in certain emerging markets.

Foreign exchange had an unfavorable impact of 7% on Consumer Healthcare revenues in the third quarter of 2015, and an unfavorable impact of 6% on Consumer Healthcare revenues in the first nine months of 2015.
Total Consumer Healthcare revenues from emerging markets were $212 million in the third quarter of 2015, compared to $230 million in the third quarter of 2014, and were $696 million in the first nine months of 2015, compared to $692 million in the first nine months of 2014.

•
Cost of sales as a percentage of Revenues decreased 3.5 percentage points in the third quarter of 2015, compared to the same period in 2014, primarily driven by manufacturing efficiencies, a favorable change in product mix and favorable foreign exchange. Cost of sales as a percentage of Revenues decreased 3.0 percentage points in the first nine months of 2015, compared to the same period in 2014, primarily driven by favorable foreign exchange, manufacturing efficiencies and a favorable change in product mix. The increase in Cost of sales of 5% in both the third quarter of 2015 and in the first nine months of 2015, compared to the same periods in 2014, was primarily due to an increase in sales volumes, driven primarily by continued strong uptake of Prevnar 13 among adults, largely offset by favorable foreign exchange and manufacturing efficiencies.

•
Selling, informational and administrative expenses increased 17% in the third quarter of 2015, and increased 12% in the first nine months of 2015, compared to the same periods in 2014, primarily due to higher promotional expenses in the U.S., primarily for Prevnar 13 in adults, Ibrance and newly launched Consumer Healthcare product line extensions, partially offset by favorable foreign exchange.

•
Research and development expenses increased 15% in the third quarter of 2015, compared to the same period in 2014, primarily reflecting increased costs associated with our oncology programs, primarily our anti-PD-L1 alliance with Merck KGaA, partially offset by lower clinical trial spend for certain vaccine programs. Research and development expenses decreased 1% in the first nine months of 2015, compared to the same period in 2014, primarily reflecting lower clinical trial spend for Trumenba, Prevnar 13 adult and certain oncology products, largely offset by increased costs associated with our oncology programs, primarily our anti-PD-L1 alliance with Merck KGaA.

Global Established Pharmaceutical Operating Segment

•
Revenues decreased 16%, to $5.2 billion in the third quarter of 2015, compared to $6.2 billion in the same period in 2014, and decreased 18% to $15.3 billion in the first nine months of 2015, compared to $18.7 billion in the same period in 2014, which includes an operational decrease in revenues of 8% in the third quarter of 2015 and 11% in the first nine months of 2015, primarily due to the following operational factors:

◦
the loss of exclusivity and associated launch of multi-source generic competition for Celebrex in the U.S. in December 2014, for Zyvox in the U.S. beginning in the first half of 2015 and for Lyrica in certain developed Europe markets beginning in the first quarter of 2015 (collectively, down by approximately $750 million for the third quarter of 2015 and $1.8 billion for the first nine months of 2015);

◦
a decline in Lipitor revenues in developed markets as a result of continued generic competition (down approximately $10 million for the third quarter of 2015 and $140 million for the first nine months of 2015); and

◦
the termination in most countries of the co-promotion collaboration for Spiriva, including in the U.S. (where the collaboration expired in April 2014), which has resulted in a decline in Pfizer’s share of Spiriva revenues (down approximately $10 million for the third quarter of 2015 and $110 million for the first nine months of 2015), partially offset by:

◦	the inclusion of one month of legacy Hospira U.S. operations, which contributed $330 million; and

◦
growth in emerging markets, where revenues increased 1% operationally for the third quarter of 2015 and 4% operationally for the first nine months of 2015 (up by approximately $20 million for the third quarter of 2015 and $240 million for the first nine months of 2015).

Foreign exchange had an unfavorable impact of 8% on GEP revenues in both the third quarter of 2015, and in the first nine months of 2015, compared to the same periods in 2014.
Total GEP revenues from emerging markets were $1.7 billion in the third quarter of 2015, compared to $1.9 billion in the third quarter of 2014, and $5.2 billion in the first nine months of 2015, compared to $5.4 billion in the first nine months of 2014.

•
Cost of sales as a percentage of Revenues increased 2.1 percentage points in the third quarter of 2015, compared to the same period in 2014, primarily due to the impact of losses of exclusivity and the inclusion of one month of legacy Hospira U.S. operations, resulting in an unfavorable change in product mix, partially offset by the favorable impact of foreign exchange. Cost of sales as a percentage of Revenues increased 1.3 percentage points in the first nine months of 2015, compared to the same period in 2014, primarily due to the impact of losses of exclusivity and, to a lesser extent, the inclusion of one month of legacy Hospira U.S. operations, resulting in an unfavorable change in product mix, partially offset by the favorable impact of foreign exchange. The decrease in Cost of sales of 7% in the third quarter of 2015 and 12% in the first nine months of 2015, compared to the same periods in 2014, was primarily driven by favorable foreign exchange and lower volumes as a result of products losing exclusivity, partially offset by the inclusion of one month of legacy Hospira U.S. operations.

•
Selling, informational and administrative expenses decreased 19% in the third quarter of 2015, compared to the same period in 2014, primarily due to lower field force, advertising and promotional expenses associated with certain products that have recently lost exclusivity and the benefits of cost-reduction and productivity initiatives, as well as favorable foreign exchange, partially offset by the inclusion of one month of legacy Hospira U.S. operations. The decrease in Selling, informational and administrative expenses of 18% in the first nine months of 2015, compared to the same period in 2014, was primarily due to lower field force, advertising and promotional expenses associated with certain products that have recently lost exclusivity and the benefits of cost-reduction and productivity initiatives, as well as favorable foreign exchange, partially offset by a higher cost for the U.S. Branded Prescription Drug Fee compared to the prior year and the inclusion of one month of legacy Hospira U.S. operations.

•
Research and development expenses increased 5% in the third quarter of 2015, compared to the same period in 2014, reflecting increased investment in biosimilar development programs and the inclusion of one month of legacy Hospira U.S. operations, largely offset by lower clinical trial expenses related to postmarketing commitments, primarily for Celebrex and Pristiq. The slight increase in Research and development expenses for the first nine months of 2015, compared to the same period in 2014, reflects increased investment in biosimilar development programs, and sterile injectable development programs acquired as part of our acquisition of InnoPharma, Inc., as well as the inclusion of one month of legacy Hospira U.S. operations, largely offset by lower clinical trial expenses related to postmarketing commitments, primarily for Celebrex and Pristiq.

•
The unfavorable change in Other (income)/deductions––net in the first nine months of 2015, compared to the same period in 2014, primarily reflects the non-recurrence of prior year gains on the sale of product rights as well as a decrease in our equity income from our equity-method investment in China.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and first nine months of 2015 reflect the following:

•
For Foreign currency translation adjustments, net, for the third quarter of 2015, reflects primarily the strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Brazilian real, partially offset by the strengthening of the Euro against the U.S. dollar; for the nine months of 2015, reflects primarily the strengthening of the U.S. dollar against the euro, Brazilian real, Canadian dollar, Australian dollar, Mexican peso and Japanese yen. Also, for the first nine months of 2014, includes the reclassification, into income, of amounts associated with legal entity dispositions.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

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

•
For Benefit plans: prior service credits and other, net, for the first nine months of 2015, reflects a $507 million reduction in our U.S. Postretirement Plan obligation due to a plan amendment approved in June 2015 that introduced a cap on costs for certain groups within the plan, partially offset by the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

For information about certain balances in Trade accounts receivable, less allowance for doubtful accounts, see also the “Analysis of Financial Condition, Liquidity and Capital Resources: Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.

For information about events and circumstances impacting our tax related accounts, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

The changes in our asset and liability accounts as of September 27, 2015, compared to December 31, 2014, generally reflect, among other things, the impact of assets acquired and liabilities assumed as part of the acquisition of Hospira (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions), and decreases due to changes in foreign currency exchange rates. The following explanations exclude the impact of the acquisition of Hospira and foreign exchange.

•	For Trade accounts receivable, less allowance for doubtful accounts, the change also reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change reflects inventory acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines, recorded at acquisition date fair value as well as inventory builds in the normal course of business, partially offset by planned inventory reductions.

•
For Other current assets, the change also reflects the decrease in the receivables associated with our derivative financial instruments as well as the timing of receipts and payments in the normal course of business.

•	For Property, plant and equipment, less accumulated depreciation (PP&E), the change reflects depreciation during the period offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change reflects amortization and to a lesser extent impairments, partially offset by identifiable intangible assets acquired as part of the acquisition of Baxter’s portfolio of marketed vaccines. For additional information about our intangible assets, see Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•
For Other current liabilities, the change reflects payments of certain legal claims, as well as the timing of other payments and accruals in the normal course of business, partially offset by an increase in the payables associated with our derivative financial instruments.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change reflects, among other things, a $1.0 billion voluntary pension contribution in January 2015 and a $507 million reduction in our U.S. Postretirement Plan obligation due to a plan amendment approved in June 2015 that introduced a cap on costs for certain groups within the plan, partially offset by a re-measurement of obligations acquired as part of the acquisition of Hospira. For additional information about the net periodic pension cost, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change reflects an increase in the payables associated with our derivative financial instruments and, to a lesser extent, the deferral of an upfront payment received from Eli Lilly & Company as part of a collaborative arrangement, partially offset by other payments and changes in accruals in the normal course of business.

•
For Accumulated other comprehensive loss, the change primarily reflects foreign currency translation adjustments for the first nine months of 2015. For additional information see the “Analysis of the Condensed Consolidated Statements of Comprehensive Income” section of this MD&A.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2015	September 28, 2014	% Change
Cash provided by/(used in):
Operating activities	$9,799	$11,485	(15)
Investing activities	(756)	(4,140)	(82)
Financing activities	(9,124)	(7,060)	29
Effect of exchange-rate changes on cash and cash equivalents	(162)	(30)	*
Net increase in Cash and cash equivalents	$(244)	$255	*

*	Calculation not meaningful.

In the condensed consolidated statements of cash flows, the line item Other changes in assets and liabilities, net of acquisitions and divestitures is presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets.

Operating Activities

Our net cash provided by operating activities was $9.8 billion in the first nine months of 2015, compared to $11.5 billion in the same period of 2014. The decrease in net cash provided by operating activities reflects the change in operating earnings as well as a $1.0 billion voluntary pension contribution in January 2015 and the timing of other receipts and payments in the ordinary course of business, including higher payments related to certain liabilities associated with legal matters.

In the first nine months of 2015 and 2014, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in accounts receivable, inventories, other current assets, other noncurrent assets, accounts payable, accrued compensation and other current and non-current liabilities. For the first nine months of 2015, this line item also includes the adjustments necessary to reflect the payments of certain liabilities associated with legal matters accrued in prior periods, including Neurontin-related matters, partially offset by the deferral of an upfront payment received from Eli Lilly & Company as part of a collaborative arrangement. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about our legal accruals, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions-Net.

Investing Activities

Our net cash used in investing activities was $756 million in the first nine months of 2015, compared to net cash used in investing activities of $4.1 billion in the same period in 2014. The decrease in net cash used in investing activities was primarily attributable to:

•	net redemptions of investments of $16.1 billion in the first nine months of 2015, compared to net purchases of investments of $3.1 billion in the first nine months of 2014, partially offset by:

•
cash paid of $15.6 billion, net of cash acquired, for the acquisition of Hospira (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions); and

•
cash paid of $679 million, net of cash acquired, primarily for the acquisition of Baxter’s portfolio of marketed vaccines in the first nine months of 2015 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions).

Financing Activities

Our net cash used in financing activities was $9.1 billion in the first nine months of 2015, compared to $7.1 billion in the same period in 2014. The increase in net cash used in financing activities was primarily attributable to:

•	purchases of common stock of $6.2 billion in the first nine months of 2015, compared to $3.8 billion in the first nine months of 2014, partially offset by:

•	proceeds from the exercise of stock options of $1.2 billion in the first nine months of 2015, compared to $704 million in the first nine months of 2014.

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	September 27, 2015		December 31, 2014
Selected financial assets:
Cash and cash equivalents(a)	$3,099		$3,343
Short-term investments(a)	17,559		32,779
Long-term investments(a)	16,233		17,518
	36,891		53,640
Debt:
Short-term borrowings, including current portion of long-term debt	9,818		5,141
Long-term debt	29,079		31,541
	38,897		36,682
Net financial assets/(liabilities)(b)	$(2,007)		$16,958

Working capital(c)	$17,156		$36,071
Ratio of current assets to current liabilities	1.62	:1	2.67	:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.83		$11.33

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instruments held.

(b)
Net financial assets decreased as net cash provided by operating activities decreased, and cash paid for the Hospira acquisition, dividend payments and share purchases, among other things, more than offset the redemptions/sales net of purchases of investments and proceeds from the exercise of stock options. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)
The decrease in working capital is due to the acquisition of Hospira, as well as the timing of accruals, cash receipts and payments in the ordinary course of business. For additional information on the acquisition of Hospira, see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Licensing Agreements, Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions.

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we have received limited payments in 2015 from the Greek government on outstanding receivables, the vast majority of such receivables pertain to 2015 revenues. Also, the Greek government has recently restructured its debt to other third parties. Accordingly, we have adjusted our allowance for doubtful accounts to reflect these events, and have $53 million in net receivables as of September 27, 2015. Reported revenues from Greece for the nine months ended September 27, 2015 were $163 million.

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

As of September 27, 2015, we had about $786 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $65 million, were as follows: $38 million in Italy; $15 million in Portugal; $9 million in Greece; and $3 million in Spain.

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

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of September 27, 2015, we had access to $8.1 billion of lines of credit, of which $691 million expire within one year. Of these lines of credit, $7.9 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2019, may be used to support our commercial paper borrowings.

In October 2015, Pfizer exchanged $1.7 billion debt of its recently acquired subsidiary Hospira debt for virtually the same amount of Pfizer Inc. debt with the same interest rate and maturity terms as the Hospira debt, leaving a minor amount of outstanding debt in Hospira’s name. In connection with the exchange offers, the indenture governing the Hospira notes and the Hospira notes were amended to, among other things, eliminate substantially all of the restrictive covenants. The net income effect of this exchange was immaterial.

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

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of October 2015); and the SIMADI rate of about 200 (as of October 2015).

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

While we believe it is appropriate to continue to use the official rate of 6.3 for remeasurement purposes, we cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. Due to the uncertainty of the effect of recent changes in the Venezuelan economy and a slowing of actual conversions of Venezuelan currency to U.S. dollars, we have made changes in our Venezuelan operations and are evaluating other potential changes. Our actions could result in decreased sales from our Venezuelan operations in the future. We expect to incur a restructuring charge of $36 million in the fourth quarter of 2015 related to the reduction of 36% of our labor force in Venezuela.

As of September 27, 2015, our net monetary assets in Venezuela that are subject to revaluation totaled approximately $778 million (remeasured at the 6.3 rate). Our revenues from Venezuela totaled approximately $181 million for the third quarter of 2015 and $589 million for the first nine months of 2015 (converted using the 6.3 rate).

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. This agreement was completed in July 2015, and pursuant to the agreement’s settlement terms, we elected to settle the agreement in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately $5.2 billion paid to GS&Co. The final average price paid for the shares delivered under the accelerated share repurchase agreement was $34.13 per share. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreement:

	Three Months Ended		Nine Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	September 27, 2015(a)	September 28, 2014	September 27, 2015(b)	September 28, 2014
Shares of common stock purchased	—	43	182	125
Cost of purchase	$0.2	$1.3	$6.2	$3.8

(a)	Represents $160 million paid to GS&Co. in July 2015 to settle the accelerated share repurchase agreement pursuant to the agreement's settlement terms.

(b)	Includes approximately 151 million shares purchased for $5.2 billion pursuant to the accelerated share repurchase agreement.

After giving effect to the accelerated share repurchase agreement, as well as other share repurchases to date in 2015, our remaining share-purchase authorization is approximately $5.4 billion. We do not currently expect to repurchase additional shares this year.

Dividends on Common Stock

In September 2015, our Board of Directors declared a dividend of $0.28 per share, payable December 1, 2015, to shareholders of record at the close of business on November 6, 2015.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standard.
Recently Issued Accounting Standards, Not Adopted as of September 27, 2015

The following table provides a brief description of recently issued accounting standards, not yet adopted:
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2014, the Financial Accounting Standards Board (FASB) issued amended guidance related to accounting for hybrid financial instruments issued or held as investments.
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
In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. In August 2014, the FASB issued updated guidance deferring the effective date of the revenue recognition standard.
	The new guidance introduces a new principles-based framework for revenue recognition and disclosure.	January 1, 2018. Early adoption is not permitted.
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
In September 2015, the FASB issued an update to its guidance on business combinations.
The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the measurement amounts are determined. The new guidance also requires that the acquirer records, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. The new guidance also requires an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

Effective for all adjustments made to provisional amounts reported for acquisitions still in the measurement stage as of the time of issuance.
We will use this guidance for any adjustments to provisional amounts reported for acquisitions that may become necessary going forward, but do not expect it to have a material impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisition of Hospira, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2015” section of this MD&A, the anticipated costs and cost savings set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” and “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the anticipated accretion and cost synergies expected from our recent acquisition of Hospira set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” section of this MD&A; and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2015 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•
the outcome of research and development activities including, without limitation, the ability to meet anticipated pre-clinical and clinical trial commencement and completion dates, regulatory submission and approval dates, and launch dates for product candidates, as well as the possibility of unfavorable pre-clinical and clinical trial results, including unfavorable new clinical data and additional analyses of existing clinical data;

•
decisions by regulatory authorities regarding whether and when to approve our drug applications, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted; decisions by regulatory authorities regarding labeling, ingredients and other matters that could affect the availability or commercial potential of our products; and uncertainties regarding our ability to address the comments in complete response letters received by us with respect to certain of our drug applications to the satisfaction of the FDA;

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

•
the implementation by the FDA and regulatory authorities in certain other countries of an abbreviated legal pathway to approve biosimilar products, which could subject our biologic products to competition from biosimilar products, with attendant competitive pressures, after the expiration of any applicable exclusivity period and patent rights;

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

•	any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	growth in costs and expenses;

•	changes in our product, segment and geographic mix;

•	the impact of purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items;

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, and of the internal separation of our commercial operations into our new operating structure;

•
risks and uncertainties related to our recent acquisition of Hospira, including, among other things, the ability to realize the anticipated benefits of the acquisition of Hospira, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transaction making it more difficult to maintain business and operational relationships; significant transaction costs; and unknown liabilities; and

•
risks and uncertainties related to a potential transaction between Pfizer and Allergan plc, including, without limitation, the possibility that a transaction will not be pursued or that a transaction will not be agreed to, adverse effects on the market price of Pfizer's common stock and on Pfizer's operating results because of a failure to pursue or to complete a potential transaction, if a transaction is agreed to, the failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to a potential transaction, failure to realize the expected benefits of a potential transaction, negative effects of the announcement or the consummation of an agreed transaction, if any, on the market price of Pfizer’s common stock, significant transaction costs and/or unknown liabilities, general economic and business conditions that affect the companies following a potential transaction, changes in global, political, economic, business, competitive, market and regulatory forces, future exchange and interest rates, changes in tax laws, regulations, rates and policies, future business combinations or disposals and competitive developments.

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

Our 2014 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

During the third quarter of 2015, we acquired Hospira. Other than the addition of Hospira’s operations to our internal control over financial reporting and any related changes in control to integrate Hospira into Pfizer, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2014 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2014 Annual Report on Form 10-K, except as follows:

We may fail to realize all of the anticipated benefits from our acquisition of Hospira.

The success of our acquisition of Hospira will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses. Anticipated benefits and cost savings may not be realized fully or at all, or may take longer to realize than expected. The integration process may result in the loss of key employees, the disruption of ongoing business, including third party relationships, or inconsistencies in standards, controls, procedures and policies. We also may fail to generate the revenue growth for the acquired business that we expected entering into the transaction. In addition, Hospira has experienced manufacturing disruptions and increased regulatory scrutiny due to quality issues. Future manufacturing problems, as well as any corrective actions and their operational implementation, could adversely impact the revenue we generate from products acquired from Hospira and result in substantial unanticipated costs.

Risks relating to our announcement regarding Allergan plc (Allergan)

On October 29, 2015, we issued an announcement confirming that we are in preliminary friendly discussions with Allergan in relation to a potential transaction. No agreement has been reached and there can be no certainty that these discussions will be pursued or lead to a transaction, as to the terms on which a transaction, if any, might be agreed, or, if a transaction is agreed to, as to whether it will be completed or the timing thereof.

There are substantial risks and uncertainties related to a potential transaction between Pfizer and Allergan, including, without limitation, the possibility that a transaction will not be pursued or that a transaction will not be agreed to, adverse effects on the market price of Pfizer's common stock and on Pfizer's operating results because of a failure to pursue or to complete a potential transaction, if a transaction is agreed to, the failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to a potential transaction, failure to realize the expected benefits of a potential transaction, negative effects of the announcement or the consummation of an agreed transaction, if any, on the market price of Pfizer’s common stock, significant transaction costs and/or unknown liabilities, general economic and business conditions that affect the companies following a potential transaction, changes in global, political, economic, business, competitive, market and regulatory forces, future exchange and interest rates, changes in tax laws, regulations, rates and policies, future business combinations or disposals and competitive developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2015:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
June 28, 2015 through July 26, 2015	31,527	$33.92	—	$5,355,862,076
July 27, 2015 through August 23, 2015	20,863	$35.64	—	$5,355,862,076
August 24, 2015 through September 27, 2015	32,602	$32.98	—	$5,355,862,076
Total	84,992	$33.98	—

(a)
On June 27, 2013, we announced that the Board of Directors had authorized a $10 billion share-purchase plan, which was exhausted in the first quarter of 2015 (the June 2013 Stock Purchase Plan). On October 23, 2014, we announced that the Board of Directors had authorized an additional $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015 (the October 2014 Stock Purchase Plan). On February 9, 2015, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase shares of our common stock. This agreement was entered into under our previously announced share repurchase authorization. Pursuant to the terms of the agreement, on February 11, 2015, we paid $5 billion to GS&Co. and received approximately 151 million shares of our common stock from GS&Co. On July 2, 2015, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in us owing GS&Co. a certain number of shares of Pfizer common stock or its equivalent dollar value. Pursuant to the agreement’s settlement terms, we elected to settle this amount in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately $5.2 billion paid to GS&Co. The final average price paid for the shares delivered under the accelerated share repurchase agreement was $34.13 per share. After giving effect to this accelerated share repurchase agreement, as well as other share repurchases to date in 2015, our remaining share-purchase authorization is approximately $5.4 billion. We do not currently expect to repurchase additional shares this year.

(b)
These columns reflect the following transactions during the third fiscal quarter of 2015: (i) the surrender to Pfizer of 51,518 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 20,828 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; (iii) the surrender to Pfizer of 117 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; and(iv) the surrender to Pfizer of 12,529 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options. These columns do not include the $160 million paid to GS&Co. in July 2015 to settle the accelerated share repurchase agreement pursuant to the agreement's settlement terms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1	-
Fifth Supplemental Indenture, dated as of October 5, 2015, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on October 6, 2015 (File No. 001-03619).

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

Pfizer Inc.
(Registrant)

Dated:	November 5, 2015	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)