Form 10-Q
period 2016-04-03
PFIZER INC
filed 2016-05-12
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

At May 9, 2016, 6,064,849,361 shares of the issuer’s voting common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	April 3, 2016	March 29, 2015
Revenues	$13,005	$10,864
Costs and expenses:
Cost of sales(a)	2,851	1,838
Selling, informational and administrative expenses(a)	3,385	3,104
Research and development expenses(a)	1,731	1,885
Amortization of intangible assets	1,006	940
Restructuring charges and certain acquisition-related costs	141	60
Other (income)/deductions––net	330	(46)
Income from continuing operations before provision for taxes on income	3,561	3,082
Provision for taxes on income	535	706
Income from continuing operations	3,026	2,376
Discontinued operations––net of tax	—	5
Net income before allocation to noncontrolling interests	3,026	2,381
Less: Net income attributable to noncontrolling interests	9	6
Net income attributable to Pfizer Inc.	$3,016	$2,376

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.49	$0.38
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.49	$0.38

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.49	$0.38
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.49	$0.38

Weighted-average shares––basic	6,150	6,203
Weighted-average shares––diluted	6,214	6,292
Cash dividends paid per common share	$0.30	$0.28

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Net income before allocation to noncontrolling interests	$3,026	$2,381

Foreign currency translation adjustments, net	67	(1,308)
	67	(1,308)
Unrealized holding losses on derivative financial instruments, net	(273)	(315)
Reclassification adjustments for realized (gains)/losses(a)	(339)	234
	(612)	(82)
Unrealized holding gains/(losses) on available-for-sale securities, net	129	(328)
Reclassification adjustments for realized losses(a)	209	247
	339	(81)
Benefit plans: actuarial gains, net	—	32
Reclassification adjustments related to amortization(b)	139	136
Reclassification adjustments related to settlements, net(b)	26	40
Other	38	158
	203	365
Benefit plans: prior service costs and other, net	—	(1)
Reclassification adjustments related to amortization(b)	(41)	(35)
Reclassification adjustments related to curtailments, net(b)	(6)	(10)
Other	5	—
	(42)	(46)
Other comprehensive loss, before tax	(44)	(1,152)
Tax provision/(benefit) on other comprehensive loss(c)	(41)	105
Other comprehensive loss before allocation to noncontrolling interests	$(4)	$(1,257)

Comprehensive income before allocation to noncontrolling interests	$3,022	$1,124
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	(10)
Comprehensive income attributable to Pfizer Inc.	$3,019	$1,134

(a)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	April 3, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$2,561	$3,641
Short-term investments	16,882	19,649
Trade accounts receivable, less allowance for doubtful accounts: 2016—$649; 2015—$384	9,033	8,176
Inventories	7,578	7,513
Current tax assets	2,888	2,662
Other current assets	2,355	2,163
Total current assets	41,298	43,804
Long-term investments	14,146	15,999
Property, plant and equipment, less accumulated depreciation: 2016—$14,002; 2015—$13,502	13,584	13,766
Identifiable intangible assets, less accumulated amortization	39,602	40,356
Goodwill	48,558	48,242
Noncurrent deferred tax assets and other noncurrent tax assets	1,738	1,794
Other noncurrent assets	4,003	3,420
Total assets	$162,929	$167,381

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$11,546	$10,159
Trade accounts payable	3,125	3,620
Dividends payable	—	1,852
Income taxes payable	920	418
Accrued compensation and related items	1,725	2,359
Other current liabilities	11,419	10,990
Total current liabilities	28,735	29,399

Long-term debt	27,824	28,740
Pension benefit obligations, net	5,264	6,310
Postretirement benefit obligations, net	1,980	1,809
Noncurrent deferred tax liabilities	26,547	26,877
Other taxes payable	4,053	3,992
Other noncurrent liabilities	5,180	5,257
Total liabilities	99,582	102,384

Commitments and Contingencies

Preferred stock	26	26
Common stock	460	459
Additional paid-in capital	81,443	81,016
Treasury stock	(84,313)	(79,252)
Retained earnings	74,971	71,993
Accumulated other comprehensive loss	(9,520)	(9,522)
Total Pfizer Inc. shareholders’ equity	63,068	64,720
Equity attributable to noncontrolling interests	279	278
Total equity	63,347	64,998
Total liabilities and equity	$162,929	$167,381
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Operating Activities
Net income before allocation to noncontrolling interests	$3,026	$2,381
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,425	1,260
Asset write-offs and impairments	146	11
Deferred taxes from continuing operations	(204)	(41)
Share-based compensation expense	143	162
Benefit plan contributions in excess of expense	(853)	(874)
Other adjustments, net	229	(336)
Other changes in assets and liabilities, net of acquisitions and divestitures	(2,261)	(1,883)
Net cash provided by operating activities	1,651	680

Investing Activities
Purchases of property, plant and equipment	(301)	(239)
Purchases of short-term investments	(3,489)	(7,546)
Proceeds from redemptions/sales of short-term investments	7,922	10,702
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	493	5,243
Purchases of long-term investments	(1,308)	(3,150)
Proceeds from redemptions/sales of long-term investments	1,142	1,937
Acquisitions of businesses, net of cash acquired	(110)	(678)
Acquisitions of intangible assets	—	(7)
Other investing activities, net	6	330
Net cash provided by investing activities	4,355	6,592

Financing Activities
Proceeds from short-term borrowings	682	1,999
Principal payments on short-term borrowings	(1,350)	—
Net proceeds from short-term borrowings with original maturities of three months or less	1,724	863
Principal payments on long-term debt	(1,536)	(2,998)
Purchases of common stock	(5,000)	(6,000)
Cash dividends paid	(1,854)	(1,758)
Proceeds from exercise of stock options	296	794
Other financing activities, net	25	122
Net cash used in financing activities	(7,014)	(6,978)
Effect of exchange-rate changes on cash and cash equivalents	(73)	(74)
Net increase/(decrease) in cash and cash equivalents	(1,080)	220
Cash and cash equivalents, beginning	3,641	3,343
Cash and cash equivalents, end	$2,561	$3,563

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$518	$372
Interest	382	332
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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three months ended February 28, 2016 and February 22, 2015. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended April 3, 2016 and March 29, 2015.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our condensed consolidated balance sheets and condensed consolidated statements of income. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2015 Annual Report on Form 10-K.

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Pfizer Inc. and its subsidiaries.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

In the condensed consolidated balance sheet as of December 31, 2015, we performed certain reclassifications to conform to the current period presentation of Other current assets, Other noncurrent assets, Short-term borrowings, including current portion of long-term debt and Long-term debt, and in the condensed consolidated statement of cash flows for the three months ended March 29, 2015, we performed certain reclassifications to conform to the current presentation of Proceeds from short-term borrowings for debt issuance costs in accordance with the adoption of a new accounting standard (for additional information, see Note 1B). Certain prior period reclassifications were made to the Global Established Pharmaceutical (GEP) segment operating results to conform to the current period presentation for certain organizational changes impacting GEP in 2016. For additional information, see Note 13.

On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan plc (Allergan) entered into on November 22, 2015 was terminated by mutual agreement of the companies. The decision was driven by the actions announced by the U.S. Department of Treasury on April 4, 2016, which the companies concluded qualified as an “Adverse Tax Law Change” under the merger agreement. In connection with the termination of the merger agreement, on April 8, 2016 (which falls into Pfizer’s second fiscal quarter), Pfizer paid Allergan $150 million (pre-tax) for reimbursement of Allergan’s expenses associated with the terminated transaction. Pfizer and Allergan also released each other from any and all claims in connection with the merger agreement or the transactions contemplated thereby.

On September 3, 2015, we completed our acquisition of Hospira, Inc. (Hospira) and, commencing from the acquisition date, our financial statements reflect the assets, liabilities. operating results and cash flows of Hospira. As a result, legacy Hospira operations are reflected in our results of operations, GEP’s operating results, and cash flows for the first quarter of 2016, but not for the first quarter of 2015. Legacy Hospira assets and liabilities are reflected in our balance sheets as of April 3, 2016 and December 31, 2015.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Adoption of New Accounting Standards

We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. The update does not impact the measurement or recognition of debt issuance costs. As of April 3, 2016, debt issuance costs are $76 million and are presented as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($75 million). In the December 31, 2015 condensed consolidated balance sheet, we have reclassified debt issuance costs of $79 million ($1 million from Other current assets and $79 million from Other noncurrent assets) and have presented them as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($79 million) to conform to the current period presentation. For additional information, see Note 7A.

We adopted a new standard as of January 1, 2016 that requires an acquirer to recognize adjustments made in the measurement period to provisional amounts of assets acquired and liabilities assumed in a business combination in the reporting period in which the adjustment amounts are determined. There was no material impact to our condensed consolidated financial statements in the first quarter of 2016 from adopting this standard. For additional information, see Note 2A.

We adopted a new standard as of January 1, 2016 related to the accounting for hybrid financial instruments issued or held as investments and there was no material impact to our condensed consolidated financial statements from adopting this standard.

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
Note 2. Acquisitions, Research and Development and Collaborative Arrangements, and Equity-Method Investments

A. Acquisitions

Hospira, Inc. (Hospira)

On September 3, 2015 (the acquisition date), we acquired Hospira, a leading provider of sterile injectable drugs and infusion technologies as well as a provider of biosimilars, for $90 per share in cash. The total fair value of consideration transferred for Hospira was approximately $16.1 billion in cash ($15.7 billion, net of cash acquired). Hospira is now a subsidiary of Pfizer. The combination of local Pfizer and Hospira entities may be pending in various jurisdictions and integration is subject to completion of various local legal and regulatory steps.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in the first quarter of 2016 to the provisional amounts initially recorded in 2015 (measurement period adjustments) with a corresponding change to goodwill. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2015)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Working capital, excluding inventories	$274	$(6)	$268
Inventories	1,924	(16)	1,908
Property, plant and equipment(a)	2,410	(53)	2,357
Identifiable intangible assets, excluding in-process research and development(a)	8,270	65	8,335
In-process research and development	995	5	1,000
Other noncurrent assets	408	(46)	362
Long-term debt	(1,928)	—	(1,928)
Benefit obligations	(117)	—	(117)
Net income tax accounts	(3,394)	25	(3,369)
Other noncurrent liabilities	(39)	—	(39)
Total identifiable net assets	8,803	(25)	8,778
Goodwill	7,284	25	7,309
Net assets acquired/total consideration transferred	$16,087	$—	$16,087

(a)
The measurement period adjustments for Identifiable intangible assets reflect changes in the estimated fair value of acquired finite-lived developed technology rights. The measurement period adjustments for Property, plant and equipment primarily reflect changes in the estimated fair value of acquired buildings and machinery and equipment. The changes in the estimated fair values for identifiable intangible assets and property, plant and equipment are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

The change in the provisional amounts had no material impact on our results of operations.
The following items are subject to change:

•
Amounts for certain balances included in working capital (excluding inventories), certain investments and certain legal contingencies, pending receipt of certain information that could affect provisional amounts recorded. We do not believe any adjustments for legal contingencies will have a material impact on our consolidated financial statements.

•
Amounts for intangibles, inventory and property, plant and equipment, pending finalization of valuation efforts for acquired intangible assets as well as the completion of certain physical inventory counts and the confirmation of the physical existence and condition of certain property, plant and equipment assets.

•
Amounts for income tax assets, receivables and liabilities, pending the filing of Hospira pre-acquisition tax returns and the receipt of information including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.

The following table provides supplemental pro forma information as if the acquisition of Hospira had occurred on January 1, 2014:
Unaudited Supplemental Pro Forma Consolidated Results
Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	March 29, 2015
Revenues	$12,039
Net income attributable to Pfizer Inc. common shareholders	2,375
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.38
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited supplemental pro forma consolidated results reflect the historical financial information of Pfizer and Hospira, adjusted to give effect to the acquisition of Hospira as if it had occurred on January 1, 2014, primarily for the following pre-tax adjustments:

•	Elimination of Hospira’s historical intangible asset amortization expense (approximately $12 million in the first quarter of 2015).

•	Additional amortization expense (approximately $127 million in the first quarter of 2015) related to the preliminary estimate of the fair value of identifiable intangible assets acquired.

•
Additional depreciation expense (approximately $22 million in the first quarter of 2015) related to the preliminary estimate of the fair value adjustment to property, plant and equipment (PP&E) acquired.

•
Adjustment related to the preliminary estimate of the non-recurring fair value adjustment to acquisition-date inventory estimated to have been sold (the addition of $5 million of charges in the first quarter of 2015).

•	Adjustment to decrease interest expense (approximately $10 million in the first quarter of 2015) related to the fair value adjustment of Hospira debt.

•
Adjustment for non-recurring acquisition-related costs directly attributable to the acquisition (the elimination of $14 million of charges in the first quarter of 2015), reflecting non-recurring charges incurred by Hospira, which would have been recorded in 2014 under the pro forma assumption that the Hospira acquisition was completed on January 1, 2014. Pfizer did not incur any such charges in the first quarter of 2015.

The above adjustments were adjusted for the applicable tax impact. The taxes associated with the adjustments related to the preliminary estimate of the fair value adjustment for acquired intangible assets, property, plant and equipment, inventory and debt reflect the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred. The taxes associated with the elimination of Hospira’s historical intangible asset amortization expense and the adjustment for the acquisition-related costs directly attributable to the acquisition were based on the tax rate in the jurisdiction in which the related deductible costs were incurred.
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

B. Research and Development and Collaborative Arrangements

Research and Development Arrangement with RPI Finance Trust (RPI)

In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). If successful and upon approval of Ibrance in the U.S. or certain major markets in the European Union (EU) for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the first quarter of 2016 totaled $8.8 million. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.
Collaboration with Eli Lilly & Company (Lilly)

In October 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer’s tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and certain product-related costs. Following the decision by the U.S. Food and Drug Administration (FDA) in March 2015 to lift the partial clinical hold on the tanezumab development program, we received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which is recorded as deferred income in our condensed consolidated balance sheet and is being recognized into Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. Pfizer and Lilly resumed the Phase 3 chronic pain program for tanezumab in July 2015, which will consist of six studies in approximately 7,000 patients across osteoarthritis, chronic low back pain and cancer pain. Under the collaboration agreement with Lilly, we are eligible to receive additional payments from Lilly upon the achievement of specified regulatory and commercial milestones.

Collaboration with OPKO Health, Inc. (OPKO)
We entered into a collaborative agreement with OPKO, which closed in January 2015, to develop and commercialize OPKO’s long-acting human growth hormone (hGH-CTP) for the treatment of growth hormone deficiency (GHD) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (SGA) who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. We have received the exclusive license to commercialize hGH-CTP worldwide. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which include Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, all postmarketing studies, manufacturing and commercialization activities for all indications, and we will lead the manufacturing activities related to product development. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. OPKO is also eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD, which is subject to regulatory approval. Upon the launch of hGH-CTP for Pediatric GHD, which is subject to regulatory approval, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin.

C. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer)

In the first quarter of 2016, we determined that we had an other-than-temporary decline in the value of Hisun Pfizer, our 49%-owned equity-method investment in China, and, therefore, we recognized a loss of $81 million in Other (income)/deductions––net (see Note 4). The decline in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, primarily as a result of an increase in risk due to the continued slowdown in the Chinese economy. As of April 3, 2016, the carrying value of our investment in Hisun Pfizer is $680 million, which is included in Long-term investments.
In valuing our investment in Hisun Pfizer, we used discounted cash flow techniques, utilizing a 13.0% discount rate, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal, economic and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk.

Investment in Laboratório Teuto Brasileiro S.A. (Teuto)

In the first quarter of 2016, we determined that we had an other-than-temporary decline in the value of Teuto, a 40%-owned generics company in Brazil, and, therefore, we recognized a loss of $50 million in Other (income)/deductions––net (see Note 4) related to our equity method investment. The decline in value resulted from lower expectations as to the future cash flows to be generated by Teuto, primarily due to a slowdown in Brazilian economic conditions, which have been impacted by political risk, higher inflation, and the depreciation of the Brazilian Real.

In valuing our investment in Teuto, we used discounted cash flow techniques, utilizing a 17.5% discount rate, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal, economic and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have an option to acquire the remaining 60% of Teuto, and Teuto’s shareholders have an option to sell their 60% stake in the company to us. Under the terms of our agreement with Teuto’s other shareholders, 2016 is the final year in which the call and put options may be exercised. Our investment in Teuto is accounted for under the equity method due to the significant influence we have over the operations of Teuto through our board representation, minority veto rights and 40% voting interest.
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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. For up to a three-year period post-acquisition, we expect to incur costs of approximately $1 billion (not including costs of $215 million in 2015 associated with the return of acquired in-process research and development rights as described in the Current-Period Key Activities section of Notes to Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives in our 2015 Financial Report) associated with the integration of Hospira.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We have the following initiatives underway associated with these programs:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of four sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $400 million associated with prior acquisition activity and costs of approximately $1.0 billion associated with new non-acquisition-related cost-reduction initiatives. Through April 3, 2016, we incurred approximately $357 million and $570 million, respectively, associated with these initiatives.

•
The 2014 global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support different reporting requirements. In connection with this reorganization, during 2014-2016, we expect to incur costs of approximately $225 million. Through April 3, 2016, we incurred approximately $219 million associated with this reorganization.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $850 million. Through April 3, 2016, we incurred approximately $532 million associated with these initiatives.

The costs expected to be incurred during 2014-2016, of approximately $2.5 billion in total for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.
Current-Period Key Activities

In the first quarter of 2016, we incurred approximately $228 million in cost-reduction and acquisition-related costs (excluding transaction costs) primarily in connection with the acquisition of Hospira and the aforementioned programs, mainly associated with our manufacturing operations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Restructuring charges(a):
Employee terminations	$24	$31
Asset impairments	1	6
Exit costs	4	6
Total restructuring charges	30	42
Transaction costs(b)	24	5
Integration costs(c)	87	13
Restructuring charges and certain acquisition-related costs	141	60
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	45	17
Research and development expenses	4	1
Total additional depreciation––asset restructuring	49	18
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	43	13
Selling, informational and administrative expenses	12	26
Research and development expenses	6	8
Total implementation costs	62	48
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$252	$127

(a)
In the three months ended April 3, 2016, Employee terminations represent the expected reduction of the workforce by approximately 100 employees, mainly in manufacturing. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.

The restructuring charges for the three months ended April 3, 2016 are associated with the following:

•
the Global Innovative Pharmaceutical segment (GIP) ($8 million); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC) ($1 million); the Global Established Pharmaceutical segment (GEP) ($3 million); Worldwide Research and Development and Medical (WRD/M) ($3 million); manufacturing operations ($14 million); and Corporate ($1 million).

The restructuring charges for the three months ended March 29, 2015 are associated with the following:

•	GIP ($12 million); VOC ($13 million); GEP ($10 million); WRD/M ($12 million); manufacturing operations ($22 million income); and Corporate ($18 million).

(b)	Transaction costs represent external costs for banking, legal, accounting and other similar services, most of which are directly related to the terminated transaction with Allergan.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes, primarily related to the acquisition of Hospira.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2015(a)	$1,109	$—	$48	$1,157
Provision	24	1	4	30
Utilization and other(b)	(165)	(1)	(9)	(175)
Balance, April 3, 2016(c)	$968	$—	$43	$1,011

(a)	Included in Other current liabilities ($776 million) and Other noncurrent liabilities ($381 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($638 million) and Other noncurrent liabilities ($373 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Interest income(a)	$(113)	$(93)
Interest expense	306	309
Net interest expense	193	216
Royalty-related income	(187)	(222)
Certain legal matters, net(b)	274	—
Net gains on asset disposals(c)	(9)	(175)
Certain asset impairments(d)	131	—
Business and legal entity alignment costs(e)	51	101
Other, net(f)	(122)	34
Other (income)/deductions––net	$330	$(46)

(a)	Interest income increased in the first quarter of 2016, primarily due to higher investment returns.

(b)	In the first quarter of 2016, primarily includes an accrual for an unresolved legal matter and a settlement related to a patent matter.

(c)
In the first quarter of 2016, primarily includes gains on sales/out-licensing of product and compound rights (approximately $16 million). In the first quarter of 2015, primarily includes gains on sales/out-licensing of product and compound rights (approximately $45 million) and gains on sales of investments in equity securities (approximately $120 million).

(d)
In the first quarter of 2016, represents an impairment loss of $81 million related to Pfizer’s 49%-owned equity-method investment with Zhejiang Hisun Pharmaceuticals Co., Ltd. (Hisun) in China, Hisun Pfizer, and an impairment loss of $50 million related to Pfizer's 40%-owned equity-method investment in Teuto. For additional information concerning Hisun Pfizer and Teuto, see Note 2C.

(e)
In the first quarter of 2016 and 2015, represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(f)	In the first quarter of 2016, primarily includes, among other things, income of $116 million from resolution of a contract disagreement.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 15.0% for the first quarter of 2016, compared to 22.9% for the first quarter of 2015.
The lower effective tax rate for the first quarter of 2016 in comparison with the same period in 2015 was primarily due to:

•
benefits related to the final resolution (pending court approval) of an agreement in principle reached in February 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position;

•	benefits associated with our Venezuela operations;

•
an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years with various foreign tax authorities, and the expiration of certain statutes of limitations; as well as

•	an increase in benefits associated with the U.S. R&D tax credit, which was not in effect in the prior year quarter but was permanently extended on December 18, 2015, partially offset by:

•	an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the U.S. Internal Revenue Service (IRS):

•
With respect to Pfizer Inc., the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2011-2013 are currently under audit. Tax years 2014-2016 are open, but not under audit. All other tax years are closed.

•
With respect to Hospira, Inc., the IRS is auditing 2010-2011 and 2012-2013. Tax years 2014-2015 (through date of acquisition) are open but not under audit. All other tax years are closed. The open tax years and audits for Hospira, Inc. and its subsidiaries are not considered material to Pfizer.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2010-2016), Japan (2015-2016), Europe (2007-2016, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2016, primarily reflecting Brazil) and Puerto Rico (2010-2016).
C. Tax Provision/(Benefit) on Other Comprehensive Loss

The following table provides the components of Tax provision/(benefit) on other comprehensive loss:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Foreign currency translation adjustments, net(a)	$(14)	$85
Unrealized holding losses on derivative financial instruments, net	(36)	(224)
Reclassification adjustments for realized (gains)/losses	(72)	183
	(108)	(41)
Unrealized holding gains/(losses) on available-for-sale securities, net	17	(31)
Reclassification adjustments for realized losses	26	(1)
	43	(32)
Benefit plans: actuarial gains, net	—	12
Reclassification adjustments related to amortization	47	46
Reclassification adjustments related to settlements, net	9	15
Other	(1)	37
	55	109
Benefit plans: prior service costs and other, net	—	—
Reclassification adjustments related to amortization	(15)	(13)
Reclassification adjustments related to curtailments, net	(2)	(4)
Other	1	—
	(16)	(17)
Tax provision/(benefit) on other comprehensive loss	$(41)	$105

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(5,863)	$421	$(227)	$(4,733)	$880	$(9,522)
Other comprehensive income/(loss)(a)	87	(504)	296	148	(25)	2
Balance, April 3, 2016	$(5,776)	$(83)	$69	$(4,585)	$855	$(9,520)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $6 million loss for the first three months of 2016.

As of April 3, 2016, with respect to derivative financial instruments, the amount of unrealized pre-tax losses estimated to be reclassified into income within the next 12 months is $144 million (which is expected to be offset primarily by gains resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	April 3, 2016	December 31, 2015
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds(b)	$260	$287
Available-for-sale debt securities(c)	27,819	32,078
Money market funds	947	934
Available-for-sale equity securities(c)	497	603
Derivative financial instruments in a receivable position(d):
Interest rate swaps	1,433	837
Foreign currency swaps	103	135
Foreign currency forward-exchange contracts	333	559
	31,391	35,433
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,065	1,388
Private equity securities, carried at equity-method or at cost(e), (f)	1,250	1,336
	2,315	2,724
Total selected financial assets	$33,705	$38,157
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$9	$139
Foreign currency swaps	1,311	1,489
Foreign currency forward-exchange contracts	432	81
	1,752	1,709
Other selected financial liabilities(h)
Short-term borrowings, carried at historical proceeds, as adjusted(e), (i)	11,546	10,159
Long-term debt, carried at historical proceeds, as adjusted(i), (j)	27,824	28,740
	39,370	38,899
Total selected financial liabilities	$41,122	$40,608

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs and money market funds measured at net asset value.

(b)
As of April 3, 2016, trading funds are composed of $204 million of trading equity funds and $56 million of trading debt funds. As of December 31, 2015, trading funds are composed of $185 million of trading equity funds and $102 million of trading debt funds. As of April 3, 2016 and December 31, 2015, trading equity funds of $65 million and $85 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $144 million as of April 3, 2016; and foreign currency forward-exchange contracts with fair values of $136 million as of December 31, 2015.

(e)
Short-term borrowings include foreign currency short-term borrowings with fair values of $547 million as of December 31, 2015, which are used as hedging instruments. The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of April 3, 2016 or December 31, 2015. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $188 million and foreign currency forward-exchange contracts with fair values of $117 million as of April 3, 2016; and foreign currency swaps with fair values of $234 million and foreign currency forward-exchange contracts with fair values of $59 million as of December 31, 2015.

(h)
Some carrying amounts may include adjustments for discount or premium amortization or for the effect of hedging the interest rate fair value risk associated with certain financial liabilities by interest rate swaps.

(i)
We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. The update does not impact the measurement or recognition of debt issuance costs. As of April 3, 2016, debt issuance costs are $76 million and are presented as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($75 million). In the December 31, 2015 condensed consolidated balance sheet, we have reclassified debt issuance costs of $79 million ($1 million from Other current assets and $79

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million from Other noncurrent assets) and have presented them as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($79 million) to conform to the current period presentation.

(j)
The fair value of our long-term debt (not including the current portion of long-term debt) was $31.8 billion as of April 3, 2016 and $32.7 billion as of December 31, 2015. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	April 3, 2016	December 31, 2015
Assets
Cash and cash equivalents	$809	$978
Short-term investments	16,882	19,649
Long-term investments	14,146	15,999
Other current assets(a)	390	587
Other noncurrent assets(b)	1,478	944
	$33,705	$38,157
Liabilities
Short-term borrowings, including current portion of long-term debt(c)	$11,546	$10,159
Other current liabilities(d)	862	645
Long-term debt(c)	27,824	28,740
Other noncurrent liabilities(e)	890	1,064
	$41,122	$40,608

(a)
As of April 3, 2016, derivative instruments at fair value include interest rate swaps ($5 million), foreign currency swaps ($62 million) and foreign currency forward-exchange contracts ($323 million) and, as of December 31, 2015, include interest rate swaps ($2 million), foreign currency swaps ($46 million) and foreign currency forward-exchange contracts ($538 million).

(b)
As of April 3, 2016, derivative instruments at fair value include interest rate swaps ($1,428 million), foreign currency swaps ($41 million) and foreign currency forward-exchange contracts ($9 million) and, as of December 31, 2015, include interest rate swaps ($835 million), foreign currency swaps ($89 million) and foreign currency forward-exchange contracts ($20 million).

(c)
We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. The update does not impact the measurement or recognition of debt issuance costs. As of April 3, 2016, debt issuance costs are $76 million and are presented as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($75 million). In the December 31, 2015 condensed consolidated balance sheet, we have reclassified debt issuance costs of $79 million ($1 million from Other current assets and $79 million from Other noncurrent assets) and have presented them as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($79 million) to conform to the current period presentation.

(d)
As of April 3, 2016, derivative instruments at fair value include interest rate swaps ($5 million), foreign currency swaps ($454 million) and foreign currency forward-exchange contracts ($403 million) and, as of December 31, 2015, include interest rate swaps ($5 million), foreign currency swaps ($560 million) and foreign currency forward-exchange contracts ($80 million).

(e)
As of April 3, 2016, derivative instruments at fair value include interest rate swaps ($4 million), foreign currency swaps ($857 million) and foreign currency forward-exchange contracts ($29 million) and, as of December 31, 2015, include interest rate swaps ($134 million), foreign currency swaps ($928 million) and foreign currency forward-exchange contracts ($1 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				April 3, 2016
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Western European, Asian, Scandinavian and other government debt(a)	$7,056	$1,033	$8	$—	$8,097
Corporate debt(b)	3,223	4,786	1,656	15	9,680
U.S. government debt	1,812	848	207	—	2,867
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	34	2,110	71	11	2,227
Western European, Scandinavian and other government agency debt(a)	1,587	210	—	—	1,797
Supranational debt(a)	911	323	—	—	1,234
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	599	112	18	—	729
Other asset-backed debt(c)	461	682	40	4	1,188
Held-to-maturity debt securities
Time deposits and other	1,024	5	—	—	1,029
Western European government debt(a)	36	—	—	—	36
Total debt securities	$16,744	$10,109	$2,001	$31	$28,884

(a)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

(b)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

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

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $6.5 billion as of April 3, 2016 and $4.9 billion as of December 31, 2015.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of April 3, 2016, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $36.9 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our 2.1 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of April 3, 2016, the aggregate notional amount of interest rate derivative financial instruments was $20.1 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Three Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$55	$(732)	$118	$(607)
Foreign currency forward-exchange contracts	1	—	(328)	417	221	373
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	(2)	2	(12)	249	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(1)	(41)	—	—	—	—
Foreign currency swaps	(23)	1	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	(26)	—	—	—
Foreign currency long-term debt	—	—	—	(3)	—	—
	$(25)	$(38)	$(311)	$(68)	$339	$(234)

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of April 3, 2016, the aggregate fair value of these derivative instruments that are in a net liability position was $817 million, for which we have posted collateral of $897 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by Standard and Poor’s (S&P) or the equivalent rating by Moody’s Investors Service, on April 3, 2016, we would have been required to post an additional $13 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of April 3, 2016, we had $2.2 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions and these agreements contain provisions that provide for the ability for

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of April 3, 2016, we received cash collateral of $0.9 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	April 3, 2016	December 31, 2015
Finished goods	$2,782	$2,714
Work-in-process	3,957	3,932
Raw materials and supplies	840	867
Inventories	$7,578	$7,513
Noncurrent inventories not included above(a)	$644	$594

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	April 3, 2016			December 31, 2015
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$77,630	$(48,088)	$29,543	$77,613	$(47,193)	$30,419
Brands	2,103	(956)	1,147	1,973	(928)	1,044
Licensing agreements and other	1,772	(931)	841	1,619	(918)	701
	81,505	(49,975)	31,530	81,205	(49,040)	32,165
Indefinite-lived intangible assets
Brands and other	6,893		6,893	7,021		7,021
In-process research and development	1,179		1,179	1,171		1,171
	8,072		8,072	8,192		8,192
Identifiable intangible assets(a)	$89,577	$(49,975)	$39,602	$89,396	$(49,040)	$40,356

(a)
The decrease in Identifiable intangible assets, less accumulated amortization, is primarily related to amortization, partially offset by assets acquired, the impact of measurement period adjustments related to our acquisition of Hospira (see Note 2A) and the impact of foreign exchange.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	April 3, 2016
	GIP	VOC	GEP	WRD
Developed technology rights	21%	29%	50%	—%
Brands, finite-lived	—%	73%	27%	—%
Brands, indefinite-lived	—%	71%	29%	—%
In-process research and development	2%	10%	85%	3%

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets, as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.0 billion for the first quarter of 2016 and $1.0 billion for the first quarter of 2015.

In-Process Research and Development

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield successful products. The nature of the biopharmaceutical business is high-risk and, as such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future.

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	GIP	VOC	GEP	Total
Balance, December 31, 2015	$12,689	$11,120	$24,433	$48,242
Additions	—	51	26	78
Other(a)	76	60	102	238
Balance, April 3, 2016	$12,765	$11,231	$24,562	$48,558

(a)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Three Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015
Net periodic benefit cost/(credit):
Service cost(e)	$63	$72	$5	$6	$42	$48	$10	$14
Interest cost(e)	134	169	12	14	60	79	22	32
Expected return on plan assets	(241)	(272)	—	—	(98)	(106)	(8)	(13)
Amortization of:
Actuarial losses	99	83	9	12	23	32	7	9
Prior service credits	1	(2)	—	—	—	(2)	(41)	(31)
Curtailments	2	2	—	—	—	—	(6)	(10)
Settlements	15	26	10	15	1	—	—	—
	$73	$78	$35	$45	$27	$51	$(16)	$1

(a)
The decrease in net periodic benefit costs for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, for our U.S. qualified pension plans was primarily driven by (i) lower service and interest costs, resulting from a change in methodology for measuring service and interest costs (see (e) below) and (ii) lower settlement activity. The aforementioned decreases were partially offset by (i) a lower expected return on plan assets resulting from a net decrease of approximately $1.1 billion in the asset base due in part to lump-sum payments made in 2015 to certain terminated colleagues to settle Pfizer’s pension obligation, partially offset by a voluntary contribution of $1.0 billion made at the beginning of January 2016 and (ii) an increase in the amounts amortized for actuarial losses.

(b)
The decrease in net periodic benefit costs for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, for our U.S. non-qualified pension plans was primarily driven by (i) lower settlement activity and (ii) a decrease in the amounts amortized for actuarial losses resulting from the increase, in 2015, in the discount rate used to determine the benefit obligation.

(c)
The decrease in net periodic benefit costs for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, for our international pension plans was primarily driven by (i) lower service and interest costs, resulting from foreign exchange rate changes and a change in methodology for measuring service and interest costs (see (e) below), and (ii) a decrease in the amounts amortized for actuarial losses resulting from large gains in 2015, which decreased the plan net loss position, partially offset by (i) a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets, and foreign exchange rates changes.

(d)
The decrease in net periodic benefit costs for the three months ended April 3, 2016, compared to the three months ended March 29, 2015, for our postretirement plans was primarily driven by (i) lower service and interest costs, resulting from a change in methodology for measuring service and interest costs (see (e) below) and (ii) an increase in prior service credits due to the postretirement medical plan cap changes during 2015. The aforementioned changes were partially offset by (i) a decrease in expected return on plan assets, primarily resulting from a decrease in plan assets reflecting Internal Revenue Code 401(h) reimbursements to Pfizer for eligible 2014 and 2015 prescription drug expenses for certain retirees, and (ii) lower curtailment gains.

(e)
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for U.S. and certain international pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the bond model or yield curve used to measure the respective plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the spot rates along the yield curve, or a yield curve implied from the bond model, to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. The expected reduction in expense for 2016 associated with this change in estimate is $191 million, which is expected to be recognized evenly over each quarter of the year.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of and for the three months ended April 3, 2016, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from/reimbursements of our general assets for the three months ended April 3, 2016(a)	$1,000	$70	$50	$(148)
Expected contributions from our general assets during 2016(b)	$1,000	$126	$174	$(6)

(a)	Contributions to the postretirement plans reflect Internal Revenue Code 401(h) reimbursements totaling $198 million received for eligible 2014 and 2015 prescription drug expenses for certain retirees.

(b)
Contributions expected to be made for 2016 are inclusive of amounts contributed during the three months ended April 3, 2016, including the $1.0 billion voluntary contribution that was made in January 2016 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended
(IN MILLIONS)	April 3, 2016	March 29, 2015
EPS Numerator––Basic
Income from continuing operations	$3,026	$2,376
Less: Net income attributable to noncontrolling interests	9	6
Income from continuing operations attributable to Pfizer Inc.	3,016	2,371
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,016	2,370
Discontinued operations––net of tax	—	5
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	—	5
Net income attributable to Pfizer Inc. common shareholders	$3,016	$2,375
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,016	$2,371
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	5
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,016	$2,376
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,150	6,203
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	64	90
Weighted-average number of common shares outstanding––Diluted	6,214	6,292
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	86	34

(a)
These common stock equivalents were outstanding for the three months ended April 3, 2016 and March 29, 2015, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.

On March 8, 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. at a price of $29.36 per share, which represented, based on the closing share price of our common stock on the New York Stock Exchange on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of April 3, 2016, the common stock received is included in Treasury Stock. At settlement of the agreement, which is expected to occur during the second quarter of 2016, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment, as well as the final average price per share, based on the volume-weighted average price, less a discount, of Pfizer's common stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization was approximately $11.4 billion at April 3, 2016.

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

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products are being challenged in various other countries. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry related to patent enforcement litigation. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products. We are also subject to patent litigation pursuant to which one or more third parties is seeking damages and/or injunctive relief to compensate for the alleged infringement of its patents due to our commercial or other activities. For example, our subsidiary, Hospira, is involved in patent and patent-related disputes over its attempts to bring generic pharmaceutical and biosimilar products to market. If the marketed product is ultimately found to infringe the valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of such product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed the valid patent rights of a third party.

Actions In Which We Are The Plaintiff
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

Beginning in May 2013, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “Orange Book”. Beginning in June 2013, we filed actions against all of those generic drug manufacturers in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022. In June and July 2015, we settled with four of the eight generic defendants. The trial relating to the remaining defendants occurred in July 2015. In April 2016, the District Court held that the patents that were the subject of the lawsuit were valid and infringed.

Tygacil (tigecycline)
In October 2013, we received notice of a Section 505(b)(2) new drug application filed by Fresenius Kabi USA LLC (Fresenius) for a tigecycline injectable product. Fresenius asserts the invalidity and non-infringement of the basic patent for Tygacil that expired in April 2016, the formulation patent for Tygacil that expires in 2029 and the polymorph patent for Tygacil that expires in 2030. In November 2013, we filed suit against Fresenius in the U.S. District Court for the District of Delaware asserting the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

validity and infringement of the patents that are the subject of the lawsuit. In November 2015, we settled our claims against Fresenius on terms that permit Fresenius to launch a tigecycline injectable product in the U.S. prior to the expiration of certain of the patents that were the subject of the challenge.
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

In addition, in September 2015 and December 2015, we received notices of Section 505(b)(2) new drug applications filed by each of Mylan and Accord Healthcare Inc. (Accord) for tigecycline injectable products. Mylan and Accord assert the invalidity and non-infringement of the polymorph patent for Tygacil, and two formulation patents for Tygacil that expire in 2028 and 2029, respectively. In October 2015, we filed suit against Mylan in the U.S. District Court for the District of Delaware and in the U.S. District Court for the District of West Virginia asserting the validity and infringement of the patents that are the subject of the lawsuit. In February 2016, we filed suit against Accord in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Middle District of North Carolina asserting the validity and infringement of the patents that are the subject of the lawsuit.

Precedex Premix
In June 2014, Ben Venue Laboratories, Inc. (Ben Venue) notified our subsidiary, Hospira, that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that a patent relating to the use of Precedex in an intensive care unit setting, which expires in March 2019, was invalid or not infringed. In August 2014, Hospira and Orion Corporation (co-owner of the patent that is the subject of the lawsuit) filed suit against Ben Venue, Hikma Pharmaceuticals PLC (Hikma), and West-Ward Pharmaceutical Corp. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patent that is the subject of the lawsuit. In October 2014, Eurohealth International Sarl was substituted for Ben Venue and Hikma.

In June 2015, Amneal Pharmaceuticals LLC (Amneal) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In August 2015, Hospira filed suit against Amneal in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents that are the subject of the lawsuit.

In December 2015, Fresenius notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In January 2016, Hospira filed suit against Fresenius in the U.S. District Court for the Northern District of Illinois asserting the validity and infringement of the patents that are the subject of the lawsuit.

Matter Involving Our Collaboration/Licensing Partners

Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca PLC (AstraZeneca) to market in the U.S. the over-the-counter (OTC) version of Nexium (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and subsequently Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo), Lupin Limited and, in October 2015, Dr. Reddy’s Laboratories, Inc. & Ltd. (Dr. Reddy’s) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. From November 2014 through November 2015, AstraZeneca filed actions against each of Actavis Laboratories FL, Inc., Andrx, Perrigo, Lupin Limited and Dr. Reddy’s in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. We are not a party to AstraZeneca’s patent-infringement actions.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of April 3, 2016, approximately 55,350 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is now a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain of our current and former officers violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and “ERISA” Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In May 2014, the court in the Multi-District Litigation granted Pfizer’s motion to exclude the testimony of the plaintiffs’ loss causation and damages expert. We subsequently filed a motion for summary judgment seeking dismissal of the litigation, and the plaintiffs filed a motion for leave to submit an amended report by their expert. In July 2014, the court denied the plaintiffs’ motion for leave to submit an amended report, and granted our motion for summary judgment, dismissing the plaintiffs’ claims in their entirety. In August 2014, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In April 2016, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings.

Effexor

•	Personal Injury Actions
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Effexor. Among other types of actions, the Effexor personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Effexor by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages. In August 2013, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Effexor (Venlafaxine Hydrochloride) Products Liability Litigation MDL-2458) in the U.S. District Court for the Eastern

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

District of Pennsylvania. Almost all plaintiffs have voluntarily dismissed their actions. The Multi-District Litigation, as well as the coordinated state court proceedings in California, have been administratively stayed.

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
In October 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In January 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payer plaintiffs, which plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit. Motions to dismiss remain pending as to the end-payer plaintiffs’ remaining claims.
Zoloft
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Zoloft. Among other types of actions, the Zoloft personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Zoloft by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Zoloft. In April 2012, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Zoloft Products Liability Litigation MDL-2342) in the U.S. District Court for the Eastern District of Pennsylvania. A number of plaintiffs have voluntarily dismissed their actions. In April 2016, the District Court granted our motion for summary judgment, dismissing the claims of almost all of the remaining plaintiffs.
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
Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy, Inc. (Ranbaxy) and certain affiliates of Ranbaxy. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor, and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (MDL) (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

In September 2013 and 2014, the District Court dismissed with prejudice the claims by direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other MDL plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the United States Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the U.S. Court of Appeals for the Third Circuit.

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
Viagra
A number of individual and multi-plaintiff lawsuits have been filed against us in various federal and state courts alleging that the plaintiffs developed melanoma and/or the exacerbation of melanoma as a result of the purported ingestion of Viagra. Plaintiffs seek compensatory and punitive damages.

In April 2016, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In Re: Viagra (Sildenafil Citrate) Products Liability Litigation, MDL-2691) in the U.S. District Court for the Northern District of California.
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
Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation, and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In November 2015, the District Court denied in part and granted in part our motion to dismiss the direct purchasers’ amended complaint. In February 2016, the District Court denied in part and granted in part our motion to dismiss the end-payers’ amended complaint.
A3. Legal Proceedings––Commercial and Other Matters

Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers were sued in various state courts by a number of states alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. All but one of those actions have been resolved through settlement, dismissal or final judgment. The plaintiff state in the one remaining action claims that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. The action alleges, among other things, fraud and violation of the state’s unfair trade practices and consumer protection statutes, and seeks monetary and other relief, including civil penalties and treble damages.

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

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, lodged a complaint and consent decree with the federal District Court for the District of New Jersey that will allow Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree was entered by the District Court. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.
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

In 2012, Pfizer sold the UK Marketing Authorisation for phenytoin sodium capsules to a third party, but retained the right to supply the finished product to that third party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws.

A5. Legal Proceedings––Matters Resolved During the First Three Months of 2016

During the first three months of 2016, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.
Sutent (sunitinib malate)
In May 2010, Mylan notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in 2021, and two other patents that expire in 2020 and 2021, respectively. In June 2010, we filed suit against Mylan in the U.S. District Court for the District of Delaware asserting the infringement of those three patents. The patent expiring in 2020 was dismissed from the case prior to trial. In October 2014, the court held that the two patents expiring in 2021 were valid and infringed. In October 2014, Mylan appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In January 2016, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision upholding the validity and infringement of the 2 patents expiring in 2021.

Protonix
In 2009, the U.S. Department of Justice (DOJ) filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006, prior to Wyeth’s acquisition by Pfizer, violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number in the U.S. District Court for the District of Massachusetts asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. On February 12, 2016, Wyeth and the DOJ reached an agreement in principle to resolve the actions pending in the U.S. District Court for the District of Massachusetts for $784.6 million, which was recorded in Other (income)/deductions––net for the year ended December 31, 2015 and paid on April 29, 2016. In April 2016, the agreement was finalized. The final agreement is subject to court approval and does not include an admission of liability by Wyeth.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 3, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our commercial operations through two distinct businesses: an Innovative Products business and an Established Products business. The Innovative Products business is composed of two operating segments, each of which had been led by a single manager in 2015––the Global Innovative Pharmaceutical segment (GIP) and the Global Vaccines, Oncology and Consumer Healthcare segment (VOC). Effective February 8, 2016, the Innovative Products business is led by a single manager. The Established Products business consists of the Global Established Pharmaceutical segment (GEP), which is also led by a single manager. Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof-of-concept. Additionally, the new GEP Research and Development (R&D) organization is responsible for earlier stage research with support from our Worldwide Research and Development (WRD) organization. Each business has a geographic footprint across developed and emerging markets.

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

Global Established Pharmaceutical segment:
GEP includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars and infusion systems. Beginning in 2016, GEP includes a new GEP R&D organization as well as our contract manufacturing business.

Effective as of the beginning of 2016, the following changes impact GEP:

•
Our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in GEP since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of Pfizer Global Supply and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($111 million of PCS revenues and $21 million of PCS earnings in the first quarter of 2015) to conform to the current period presentation as part of GEP.

•
In connection with the formation of a new GEP R&D organization, certain functions transferred from Pfizer’s WRD organization into the new GEP R&D organization. The new R&D organization within GEP expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $66 million of costs in the first quarter of 2015 from WRD to GEP to conform to the current period presentation as part of GEP.

Our chief operating decision maker uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
WRD, which is generally responsible for research projects for our Innovative Products business until proof-of-concept is achieved and then for transitioning those projects to the appropriate Innovative Products operating segment via the newly formed Global Product Development Group for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including GEP R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

•
Pfizer Medical, which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, partnerships with global public health and medical associations, and regulatory inspection readiness reviews.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $163 billion as of April 3, 2016 and approximately $167 billion as of December 31, 2015.

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Reportable Segments:
GIP	$3,640	$3,075	$2,192	$1,511
VOC	3,394	2,664	1,835	1,464
GEP(b)	5,972	5,125	3,657	3,215
Total reportable segments	13,005	10,864	7,684	6,190
Other business activities(c)	~~—~~	~~—~~	(619)	(624)
Reconciling Items:
Corporate(c)	—	—	(1,363)	(1,287)
Purchase accounting adjustments(c)	—	—	(1,153)	(903)
Acquisition-related costs(c)	—	—	(116)	(23)
Certain significant items(d)	—	—	(638)	(228)
Other unallocated	—	—	(234)	(45)
	$13,005	$10,864	$3,561	$3,082

(a)	Income from continuing operations before provision for taxes on income.

(b)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira commercial operations, including the legacy Hospira One-2-One contract manufacturing business, are included in GEP’s operating results in our condensed consolidated statements of income for the first quarter of 2016, but not for the first quarter of 2015. See Note 2A for additional information. Effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in GEP since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of Pfizer Global Supply and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($111 million of PCS revenues and $21 million of PCS earnings in the first quarter of 2015) to conform to the current period presentation as part of GEP. As noted above, also effective as of the beginning of 2016, in connection with the formation of a new GEP R&D organization, certain functions transferred from WRD into the new GEP R&D organization. We have reclassified approximately $66 million of costs in the first quarter of 2015 from WRD to GEP to conform to the current period presentation as part of GEP.

(c)	For a description, see the “Other Costs and Business Activities” section above.

(d)	Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
For Earnings in the first quarter of 2016, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $137 million, (ii) charges for certain legal matters of $286 million, (iii) certain asset impairment charges of $131 million, (iv) charges for business and legal entity alignment of $51 million and (v) other charges of $34 million. For additional information, see Note 3 and Note 4.
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
The operating segment information does not purport to represent the revenues, costs and income from continuing operations before provision for taxes on income that each of our operating segments would have recorded had each segment operated as a standalone company during the periods presented.
B. Geographic Information

The following table provides revenues by geographic area(a):
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
United States	$6,625	$4,433
Developed Europe(b)	2,370	2,312
Developed Rest of World(c)	1,520	1,493
Emerging Markets(d)	2,489	2,626
Revenues	$13,005	$10,864

(a)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira operations are included in our condensed consolidated statements of income for the first quarter of 2016, but not for the first quarter of 2015. See Note 2A for additional information.

(b)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $1.8 billion in the first quarter of 2016 and $1.8 billion in the first quarter of 2015.

(c)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand and South Korea.

(d)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
INNOVATIVE PRODUCTS BUSINESS(a)	$7,033	$5,738
GIP(a)	$3,640	$3,075
Lyrica GIP(b)	1,011	846
Enbrel (Outside the U.S. and Canada)	733	759
Viagra GIP(c)	300	288
Chantix/Champix	220	158
Xeljanz	197	96
BeneFIX	185	173
Refacto AF/Xyntha	129	120
Genotropin	125	138
Toviaz	64	63
Somavert	55	49
BMP2	51	38
Rapamune	45	53
Alliance revenues GIP(d), (l)	354	200
All other GIP	171	92
VOC(a)	$3,394	$2,664
Prevnar/Prevenar 13	1,509	1,306
Ibrance	429	38
Sutent	278	242
Xalkori	139	111
Inlyta	101	95
All other V/O	117	63
Consumer Healthcare	822	808
ESTABLISHED PRODUCTS BUSINESS(e)	$5,972	$5,125
Legacy Established Products(f)	$2,800	$2,848
Lipitor	411	441
Premarin family	256	232
Norvasc	236	252
EpiPen	97	76
Xalatan/Xalacom	89	102
Zithromax/Zmax	80	79
Zoloft	79	86
Relpax	78	80
Effexor	70	73
Tikosyn	61	37
Xanax/Xanax XR	52	54
Cardura	45	52
Neurontin	44	55
All other Legacy Established Products(f), (l)	1,201	1,229
Peri-LOE Products(g)	$1,090	$1,437
Lyrica GEP(b)	218	341
Pristiq	178	161
Celebrex	172	205
Vfend	156	182
Zyvox	127	271
Viagra GEP(c)	96	108
Revatio	66	63
All other Peri-LOE Products	76	107
Sterile Injectable Pharmaceuticals(h)	$1,524	$729
Medrol	113	87
Sulperazon	96	98
Fragmin	78	74
Tygacil	76	74
All other Sterile Injectable Pharmaceuticals	1,161	396

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Infusion Systems(i)	$304	$—
Biosimilars(j)	$66	$—
Pfizer CentreOne(k)	$188	$111
Revenues	$13,005	$10,864

Total Lyrica(b)	$1,229	$1,187
Total Viagra(c)	$396	$396
Total Alliance revenues(l)	$360	$222

(a)	The Innovative Products business is composed of two operating segments: GIP and VOC.

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

(e)
The Established Products business consists of GEP, which includes all legacy Hospira commercial operations. Hospira's commercial operations, including the legacy Hospira One-2-One sterile injectables contract manufacturing business, are included in GEP’s operating results in our condensed consolidated statement of income commencing from the acquisition date of September 3, 2015. As a result, revenues for the first quarter of 2015 and GEP's revenues for the first quarter of 2015 do not include Hospira's revenues. Also, effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP. Pfizer CentreOne consists of (i) legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) legacy Hospira's One-2-One sterile injectables contract manufacturing operation. Prior to 2016, PCS was managed outside our operating segments and its revenues were reported as other business activities. We have reclassified prior period PCS revenues ($111 million in the first quarter of 2015) to conform to the current period presentation as part of GEP.

(f)	Legacy Established Products include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products).

(g)
Peri-LOE Products include products that have recently lost or are anticipated to soon lose patent protection. These products primarily include Celebrex and Zyvox in most developed markets, Lyrica in certain developed Europe markets, Pristiq globally and Inspra in the EU.

(h)	Sterile Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).

(i)
Infusion Systems include Medication Management Systems products composed of infusion pumps and related software and services, as well as I.V. Infusion Products, including large volume I.V. solutions and their associated administration sets.

(j)
Biosimilars include Inflectra (biosimilar infliximab) in certain European markets, Nivestim (biosimilar filgrastim) in certain Asian markets and Retacrit (biosimilar epoetin zeta) in certain international markets.

(k)
Pfizer CentreOne includes (i) revenues from legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including revenues related to our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) revenues from legacy Hospira’s One-2-One sterile injectables contract manufacturing operation. For additional information, see (e) above.

(l)	Total Alliance revenues represent the aggregate of worldwide revenues from Alliance revenues GIP and Alliance revenues GEP, which is included in All other Legacy Established Products.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of April 3, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended April 3, 2016 and March 29, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 12, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 41

This section provides information about the following: Our Business; our performance during the first quarter of 2016 and 2015; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and our Financial Guidance for 2016.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 53
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 56
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Descriptions	Beginning on page 57
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 60
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 64
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 67
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 67
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 71
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 77
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 78
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 79
This section provides an analysis of our cash flows for the first three months of 2016 and 2015.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 80

This section provides an analysis of selected measures of our liquidity and of our capital resources as of April 3, 2016 and December 31, 2015, as well as a discussion of our outstanding debt and other commitments that existed as of April 3, 2016 and December 31, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 84
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 85

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
References to our 2015 Financial Report refer to our 2015 Financial Report, which was filed as Exhibit 13 to our 2015 Annual Report on Form 10-K.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	April 3, 2016	March 29, 2015	% Change
Revenues	$13,005	$10,864	20

Cost of sales	2,851	1,838	55
% of revenues	21.9%	16.9%

Selling, informational and administrative expenses	3,385	3,104	9
% of revenues	26.0%	28.6%

Research and development expenses	1,731	1,885	(8)
% of revenues	13.3%	17.4%

Amortization of intangible assets	1,006	940	7
% of revenues	7.7%	8.6%

Restructuring charges and certain acquisition-related costs	141	60	*
% of revenues	1.1%	0.6%

Other (income)/deductions––net	330	(46)	*
Income from continuing operations before provision for taxes on income	3,561	3,082	16
% of revenues	27.4%	28.4%

Provision for taxes on income	535	706	(24)
Effective tax rate	15.0%	22.9%

Income from continuing operations	3,026	2,376	27
% of revenues	23.3%	21.9%

Discontinued operations––net of tax	—	5	(99)

Net income before allocation to noncontrolling interests	3,026	2,381	27
% of revenues	23.3%	21.9%

Less: Net income attributable to noncontrolling interests	9	6	68
Net income attributable to Pfizer Inc.	$3,016	$2,376	27
% of revenues	23.2%	21.9%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.49	$0.38	29
Discontinued operations––net of tax	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.49	$0.38	29

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.49	$0.38	29
Discontinued operations––net of tax	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.49	$0.38	29

Cash dividends paid per common share	$0.30	$0.28	7
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

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2015 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and of our 2015 Financial Report and Part I, Item 1A, “Risk Factors,” of our 2015 Annual Report on Form 10-K.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three months ended February 28, 2016 and February 22, 2015. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended April 3, 2016 and March 29, 2015.

References to developed markets in this MD&A include the U.S., Western Europe, Japan, Canada, Australia, Scandinavia, South Korea, Finland and New Zealand; and references to emerging markets in this MD&A include, but are not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey.

References to operational variances in this MD&A pertain to period-over-period growth rates that exclude the impact of foreign exchange as well as the negative currency impact related to Venezuela.

On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan plc (Allergan) entered into on November 22, 2015 was terminated by mutual agreement of the companies. The decision was driven by the actions announced by the U.S. Department of Treasury on April 4, 2016, which the companies concluded qualified as an “Adverse Tax Law Change” under the merger agreement. In connection with the termination of the merger agreement, on April 8, 2016 (which falls into Pfizer’s second fiscal quarter), Pfizer paid Allergan $150 million (pre-tax) for reimbursement of Allergan’s expenses associated with the terminated transaction. Pfizer and Allergan also released each other from any and all claims in connection with the merger agreement or the transactions contemplated thereby.
On September 3, 2015, we completed our acquisition of Hospira, Inc. (Hospira) and, commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira. As a result, legacy Hospira operations are reflected in our results of operations, GEP’s operating results, and cash flows for the first quarter of 2016, but not for the first quarter of 2015. Legacy Hospira assets and liabilities are reflected in our balance sheets as of April 3, 2016 and December 31, 2015. See the “Our Business Development Initiatives” and the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, and Equity-Method Investments: Acquisitions for additional information.

Our First Quarter 2016 Performance

Revenues––First Quarter 2016

Revenues in the first quarter of 2016 were $13.0 billion, an increase of 20% compared to the same period in 2015. This reflects an operational increase of $2.9 billion, or 26%, partially offset by the unfavorable impact of foreign exchange of $729 million, or 7%, which includes the negative currency impact of Venezuela.

Compared to the year ago period, revenues in the first quarter of 2016 were favorably impacted by approximately $900 million as a result of the first quarter of 2016 having five additional selling days in the U.S. and four additional selling days in international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015.

The following provides an analysis of our first-quarter 2016 operational revenue growth for Pfizer standalone revenues (excluding Hospira):
Three Months Ended
(BILLIONS OF DOLLARS)	April 3, 2016
Operational revenues––Pfizer-standalone increase:
Operational consolidated revenues increase	$2.9
Less: Revenues from legacy Hospira	(1.2)
Operational revenues––Pfizer-standalone increase	$1.7

Components of operational revenues––Pfizer-standalone increase:
Operational revenue growth from certain key products––net	$2.0
Operational revenue decrease due to product losses of exclusivity and the co-promotion expiration	(0.3)
Operational revenues––Pfizer-standalone increase	$1.7
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Overview” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income––First Quarter 2016
Income from continuing operations before provision for taxes on income for the first quarter of 2016 was $3.6 billion, compared to $3.1 billion in the first quarter of 2015, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•	higher Other, net (up $157 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	lower research and development expenses (down $155 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A);

•	lower charges for business and legal entity alignment costs (down $50 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	lower net interest expense (down $23 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),
partially offset by:

•	higher cost of sales (up $1.0 billion) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•
higher selling, informational and administrative expenses (up $281 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A);

•	higher charges for legal matters (up $274 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	lower net gains on asset disposals (down $167 million); (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher asset impairments (up $131 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher restructuring charges and certain acquisition-related costs (up $81 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives); and

•	higher amortization of intangible assets (up $66 million) (see also the “Costs and Expenses––Amortization of Intangible Assets ” section of this MD&A).
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. We have lost exclusivity for a number of our products in certain markets and we have lost collaboration rights with respect to a number of our alliance products in certain markets, and we expect certain products to face significantly increased generic competition over the next few years.
See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2015 Financial Report for information about (i) recent losses and expected losses of product exclusivity in the U.S., Europe or Japan impacting product revenues and (ii) recent losses and expected losses of collaboration rights impacting alliance revenues.

We expect to lose exclusivity for various other products in various markets over the next few years, including, among others, Vfend in Japan in 2016, Pristiq in the U.S. in March 2017 and Viagra in the U.S. in late 2017. For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2015 Annual Report on Form 10-K.

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Major Products” and “Revenues––Selected Product Descriptions” sections of this MD&A. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation.

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation, and also known as the Affordable Care Act, or ACA), was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business”, of our 2015 Annual Report on Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•	$96 million in the first quarter of 2016 and $88 million in the first quarter of 2015, recorded as a reduction to Revenues related to the Medicare “coverage gap” discount provision; and

•
$32 million in the first quarter of 2016 and $32 million in the first quarter of 2015, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

Governments, managed care organizations and other payer groups continue to seek increasing discounts on our products through a variety of means, such as leveraging their purchasing power, implementing price controls, and demanding price cuts (directly or by rebate actions). In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to patients and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. In the U.S., a primary government activity with implications for pharmaceutical pricing is deficit reduction. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations.

Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. The remaining candidates for the 2016 U.S. presidential elections have introduced such policy proposals, and a November 2015 U.S. Department of Health and Human Services forum dedicated to drug pricing could lead to further proposals in the future. We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We continue to work with stakeholders to ensure access to medicines within an efficient and affordable healthcare system.

The ACA, which expanded the role of the U.S. government as a healthcare payer, is accelerating changes in the U.S. healthcare marketplace, and the potential for additional pricing and access pressures continues to be significant. Many of these developments may impact drug utilization, in particular branded drug utilization. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA originally to be imposed in 2018 (now to be imposed in 2020, per the terms of the fiscal year 2016 omnibus appropriations legislation), are already scaling back healthcare benefits. Some health plans and pharmacy benefit managers are seeking greater pricing predictability from pharmaceutical manufacturers in contractual negotiations. Other health plans and pharmacy benefit managers are increasing their focus on spending on specialty medicines by implementing co-insurance in place of a flat co-payment. Because co-insurance passes on a percentage of a drug’s cost to the patient, this shift has the potential to significantly increase patient out-of-pocket costs.

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

For additional information, see the “Regulatory Environment––Pipeline Productivity” and “Competition” sections of our 2015 Financial Report.

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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” and the “Our Financial Guidance for 2016” sections of this MD&A.

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
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors,” of our 2015 Annual Report on Form 10-K.

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our products and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We continue to work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize access to patients and minimize any adverse impact on our revenues. We remain firmly committed to fulfilling our company’s purpose of innovating to bring therapies to patients that extend and significantly improve their lives. By doing so, we expect to create value for the patients we serve and for our shareholders.

Commercial Operations

We manage our commercial operations through two distinct businesses: an Innovative Products business and an Established Products business. The Innovative Products business is composed of two operating segments, each of which had been led by a single manager in 2015––the Global Innovative Pharmaceutical segment (GIP) and the Global Vaccines, Oncology and Consumer Healthcare segment (VOC). Effective February 8, 2016, the Innovative Products business is led by a single manager. The Established Products business consists of the Global Established Pharmaceutical segment (GEP), which is also led by a single manager. Each operating segment has responsibility for its commercial activities and for certain in-process research and development (IPR&D) projects for new investigational products and additional indications for in-line products that generally have achieved proof-of-concept. Additionally, the new GEP Research and Development (R&D) organization is responsible for earlier stage research with support from our Worldwide Research and Development (WRD) organization. Each business has a geographic footprint across developed and emerging markets.

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

Global Established Pharmaceutical segment:
GEP includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars and infusion systems. Beginning in 2016, GEP includes a new GEP R&D organization as well as our contract manufacturing business.

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

Effective as of the beginning of 2016, the following changes impact GEP:

•
Our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in GEP since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of Pfizer Global Supply and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($111 million of PCS revenues and $21 million of PCS earnings in the first quarter of 2015) to conform to the current period presentation as part of GEP.

•
In connection with the formation of a new GEP R&D organization, certain functions transferred from Pfizer’s WRD organization into the new GEP R&D organization. The new R&D organization within GEP expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $66 million of costs in the first quarter of 2015 from WRD to GEP to conform to the current period presentation as part of GEP.

For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the first quarter of 2016 performance and selected balance sheet information as of December 31, 2015 for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
Research and Development Operations

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our R&D primarily focuses on six high-priority areas that have a mix of small molecules and large molecules––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars, which are being developed by our newly formed GEP R&D organization.
While a significant portion of R&D is done internally, we continue to seek to enhance our pipeline of potential future products by entering into collaborations, alliance and license agreements with other companies, as well as leveraging acquisitions and equity- or debt-based investments. These agreements enable us to co-develop, license or acquire promising compounds, technologies or capabilities. We also enter into agreements pursuant to which a third party agrees to fund a portion of the development costs of one of our pipeline products in exchange for rights to receive potential milestone payments, revenue sharing payments, profit sharing payments and/or royalties. Collaboration, alliance, license and funding agreements and equity- or debt-based investments allow us to share risk and cost, to access external scientific and technological expertise, and enable us to advance our own products as well as in-licensed or acquired products.

In the first quarter of 2016, we announced a new, unified center for late-stage development for our innovative products called the Global Product Development group. The formation of the Global Product Development group is expected to enable more efficient and effective development and enhance our ability to accelerate and progress assets through our pipeline. This new organization will bring together the previously separate development groups in GIP, Oncology and WRD to achieve a development capability that is expected to deliver high-quality, efficient, and well-executed clinical programs by enabling greater speed, greater cost efficiencies, and reduced complexity across our development organizations.
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

Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity. For additional information about our current efforts to enforce our intellectual property rights, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see "Risks Related to Intellectual Property" in Part I. Item 1A “Risk Factors” in our 2015 Annual Report on Form 10-K.
Capital Allocation and Expense Management
We seek to maintain a strong balance sheet and robust liquidity so that we continue to have the financial resources necessary to take advantage of prudent commercial, research and business development opportunities and to directly enhance shareholder value through share repurchases and dividends. For additional information about our financial condition, liquidity, capital resources, share repurchases and dividends, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
On March 8, 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. to repurchase $5 billion of our common stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. For additional information, see the “Analysis of Financial Condition, Liquidity and Capital Resources––Share-Purchase Plans and Accelerated Share Repurchase Agreements” section of this MD&A, “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities" in Part II, Item 2 of this Quarterly Report on Form 10-Q and Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.
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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and established products, including biosimilars. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our recent acquisition of Hospira, as well as collaborations, and alliance and license agreements with other companies, including our collaborations with Cellectis SA, OPKO Health, Inc. and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses. We are continuing to consider whether a further separation of our Innovative Products and Established Products businesses would be in the best interests of our stockholders. However, no decision has been made regarding any such potential separation; we anticipate making a decision regarding whether to pursue any such potential separation by no later than the end of 2016. For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Research and Development and Collaborative Arrangements, and Equity-Method Investments and Notes to Condensed Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies.

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

Recording of Assets Acquired and Liabilities Assumed
In 2015, we recorded provisional amounts for the assets acquired and liabilities assumed, which were adjusted in the first quarter of 2016 (measurement period adjustments).
Certain estimated values are not yet finalized and are subject to change (see below), which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We will finalize the amounts of assets acquired and liabilities assumed as soon as possible but no later than one year from the acquisition date. For the provisional amounts recognized for the Hospira assets acquired and liabilities assumed as of the acquisition date, see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, and Equity-Method Investments: Acquisitions.
Measurement Period Adjustments
In the first quarter of 2016, we recorded measurement period adjustments that reduced, on a net basis, the preliminary estimate of the fair value of identifiable net assets acquired by $25 million with a corresponding increase to goodwill. The measurement period adjustments did not result from intervening events subsequent to the acquisition date. The change in the provisional amounts had no material impact on our results of operations. For the measurement period adjustments to the Hospira assets acquired and liabilities assumed as of the acquisition date that were recognized in the first quarter of 2016, see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, and Equity-Method Investments: Acquisitions.

Provisional Amounts Subject to Change
The following items are subject to change:

•
Amounts for certain balances included in working capital (excluding inventories), certain investments and certain legal contingencies, pending receipt of certain information that could affect provisional amounts recorded. We do not believe any adjustments for legal contingencies will have a material impact on our consolidated financial statements.

•
Amounts for intangibles, inventory and property, plant and equipment, pending finalization of valuation efforts for acquired intangible assets as well as the completion of certain physical inventory counts and the confirmation of the physical existence and condition of certain property, plant and equipment assets.

•
Amounts for income tax assets, receivables and liabilities, pending the filing of Hospira pre-acquisition tax returns and the receipt of information including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.

Additional Recent Transactions and Events

Additional recent transactions and events are described below:

•
Research and Development Arrangement with NovaQuest Co-Investment Fund II, L.P. (NovaQuest)––In May 2016, our agreement with NovaQuest became effective, under which NovaQuest will fund up to $250 million in development costs related to certain Phase III clinical trials of Pfizer’s bococizumab compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to $195 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on bococizumab net sales over approximately nine years. NovaQuest’s development funding is expected to cover up to 40% of the development costs and will be received over six quarters during 2016 and 2017. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the bococizumab product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P. (NovaQuest)––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Terminated Agreement to Combine with Allergan plc––On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan plc entered into on November 22, 2015 was terminated by mutual agreement of the companies. For additional information, see the “Our Business” section of this MD&A.

•
Research and Development Arrangement with RPI Finance Trust (RPI)––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). If successful and upon approval of Ibrance in the U.S. or certain major markets in the European Union (EU) for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the first quarter of 2016 totaled $8.8 million. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

•
Acquisition of a Minority Interest in AM-Pharma B.V. (AM-Pharma)––In April 2015, we acquired a minority equity interest in AM-Pharma, a privately-held Dutch biopharmaceutical company focused on the development of recombinant human Alkaline Phosphatase (recAP) for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option becomes exercisable upon delivery of the clinical trial report after completion of a Phase II trial of recAP in the treatment of Acute Kidney Injury related to sepsis, which is expected to read out in 2017. Under the terms of the agreement, we paid $87.5 million for both the exclusive option and the minority equity interest, which was recorded as a cost-method investment in Long-term investments, and we may make additional payments of up to $512.5 million upon exercise of the option and potential launch of any product that may result from this investment.

•
Collaboration with OPKO Health, Inc. (OPKO)––We entered into a collaborative agreement with OPKO, which closed in January 2015, to develop and commercialize OPKO’s long-acting human growth hormone (hGH-CTP) for the treatment of growth hormone deficiency (GHD) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (SGA) who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. We have received the exclusive license to commercialize hGH-CTP worldwide. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which include Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, all postmarketing studies, manufacturing and commercialization activities for all indications, and we will lead the manufacturing activities related to product development. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. OPKO is also eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD, which is subject to regulatory approval. Upon the launch of hGH-CTP for Pediatric GHD, which is subject to regulatory approval, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin.

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

For a description of the more significant recent transactions through February 29, 2016, the filing date of our 2015 Annual Report on Form 10-K, see the “Our Business Development Initiatives” section of our 2015 Financial Report.

Our Financial Guidance for 2016

On May 3, 2016, we announced updates to ranges for certain components of our 2016 financial guidance issued on February 2, 2016 as set forth below, primarily reflecting the following:

•
Operational Factors: Strong performance to date coupled with an improved business outlook for 2016, which favorably impacted the midpoint of the guidance range for reported revenue by approximately $1.0 billion and for reported and adjusted diluted EPS by $0.12; and

▪
Foreign Exchange: Favorable changes in foreign exchange rates since mid-January 2016, which favorably impacted the midpoint of the guidance range for reported revenue by approximately $1.0 billion and for reported and adjusted diluted EPS by $0.06.

Pfizer's complete 2016 financial guidance, including updates announced on May 3, 2016, is summarized below(a), (b):
Reported revenues	$51.0 to $53.0 billion
(previously $49.0 to $51.0 billion)
Adjusted cost of sales as a percentage of reported revenues	21.0% to 22.0%
Adjusted selling, informational and administrative expenses	$13.7 to $14.7 billion
(previously $13.2 to $14.2 billion)
Adjusted research and development expenses	$7.4 to $7.8 billion
(previously $7.3 to $7.8 billion)
Adjusted other (income)/deductions	Approximately ($500 million) of income
(previously approximately ($300 million) of income)
Effective tax rate on adjusted income	Approximately 24.0%
Reported diluted Earnings per Share (EPS)	$1.72 to $1.85
(previously $1.54 to $1.67)
Adjusted diluted EPS	$2.38 to $2.48
(previously $2.20 to $2.30)

The following table provides a reconciliation of 2016 Adjusted income and Adjusted diluted EPS guidance to the 2016 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2016 Guidance(a), (b)
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted income/diluted EPS guidance(b)	$14.7 - $15.3	$2.38 - $2.48
Purchase accounting impacts of transactions completed as of April 3, 2016	(2.9)	(0.47)
Restructuring, implementation and other acquisition-related costs	(0.7) - (0.9)	(0.11) - (0.14)
Business and legal entity alignment costs	(0.3)	(0.05)
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$10.6 - $11.4	$1.72 - $1.85

(a)	The 2016 financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of April 3, 2016, including any one-time upfront payments associated with such transactions.

•	Excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of April 3, 2016.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through the first quarter of 2016 and the mid-April 2016 exchange rates for the remainder of the year.

•
Guidance for 2016 reported revenues reflects the anticipated negative impact of $2.3 billion due to recent and expected generic competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Guidance for 2016 reported revenues also reflects the anticipated negative impact of $1.3 billion as a result of unfavorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2015, including $0.8 billion due to the estimated significant negative currency impact related to Venezuela. The anticipated negative impact on reported and adjusted diluted EPS resulting from unfavorable changes in foreign exchange rates compared to foreign exchange rates from 2015 is approximately $0.10, including $0.07 due to the estimated significant negative currency impact related to Venezuela.

•	Guidance for reported and adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.2 billion shares.

(b)
For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

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

Our 2016 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment”, “The Global Economic Environment” and “Our Strategy” sections of our 2015 Financial Report; and Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report on Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2015 Annual Report on Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (Note 1D); (ii) Fair Value (Note 1E); (iii) Revenues (Note 1G); (iv) Asset Impairments (Note 1K); (v) Income Tax Contingencies (Note 1O); (vi) Pension and Postretirement Benefit Plans (Note 1P); and Legal and Environmental Contingencies (Note 1Q).

For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2015 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions in our 2015 Annual Report on Form 10-K.

Benefit Plans

Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for U.S. and certain international pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the bond model or yield curve used to measure the respective plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the spot rates along the yield curve, or a yield curve implied from the bond model, to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. The expected reduction in expense for 2016 associated with this change in estimate is $191 million, which is expected to be recognized evenly over each quarter of the year.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Three Months Ended
	Worldwide		U.S.		International		Worldwide	U.S.	International
(MILLIONS OF DOLLARS)	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015	% Change in Revenues
Operating Segments(a):
GIP	$3,640	$3,075	$1,937	$1,490	$1,702	$1,585	18	30	7
VOC	3,394	2,664	2,177	1,482	1,217	1,182	27	47	3
GEP	5,972	5,125	2,512	1,462	3,460	3,664	17	72	(6)
Total revenues	$13,005	$10,864	$6,625	$4,433	$6,380	$6,430	20	49	(1)

(a)
GIP = the Global Innovative Pharmaceutical segment; VOC = the Global Vaccines, Oncology and Consumer Healthcare segment; and GEP = the Global Established Pharmaceutical segment. On September 3, 2015, we acquired Hospira, and commencing from the acquisition date, our financial statements reflect the operating results of Hospira. As a result, legacy Hospira operations are reflected in GEP’s operating results in our results of operations for the first quarter of 2016, but not for the first quarter of 2015. Also, effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP. Pfizer CentreOne consists of (i) legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) legacy Hospira's One-2-One sterile injectables contract manufacturing operation. Prior to 2016, PCS was managed outside our operating segments and its revenues were reported as other business activities. We have reclassified prior period PCS revenues ($111 million in the first quarter of 2015) to conform to the current period presentation as part of GEP.

Revenues––First Quarter 2016

Revenues in the first quarter of 2016 were $13.0 billion, an increase of 20% compared to the same period in 2015, which reflects an operational increase of $2.9 billion, or 26%, partially offset by the unfavorable impact of foreign exchange of $729 million, or 7%, which includes the negative currency impact of Venezuela. Compared to the year ago period, revenues in the first quarter of 2016 were favorably impacted by approximately $900 million as a result of the first quarter of 2016 having five additional selling days in the U.S. and four additional selling days in international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015. The operational increase, which includes the impact of the additional selling days, was primarily the result of:

•	inclusion of revenues from legacy Hospira operations of $1.2 billion;

•
the continued strong performance of several key products in developed markets, including Ibrance, Prevnar/Prevenar 13, Eliquis, Lyrica (the Global Innovative Pharmaceutical segment (GIP)), Xeljanz and Chantix/Champix, all primarily in the U.S. (collectively, up approximately $1.2 billion); and

•
an 11% operational increase in revenues in emerging markets (excluding the contribution from legacy Hospira operations), reflecting continued strong performance primarily from Enbrel and Prevenar 13 and continued strong volume growth from certain other products (collectively, up approximately $280 million), partially offset by:

•
the loss of exclusivity and associated generic competition for Zyvox, primarily in the U.S. and certain developed Europe markets, and Lyrica (Global Established Pharmaceutical segment (GEP)) in certain developed Europe markets (collectively, down approximately $230 million); and

•	the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $50 million).

Geographically,

•	in the U.S., revenues increased $2.2 billion, or 49%, in the first quarter of 2016, compared to the same period in 2015, reflecting, among other things:

◦	the continued strong performance of several key products including Ibrance, Prevnar 13, Lyrica (GIP), Eliquis, Xeljanz and Chantix (collectively, up approximately $1.0 billion); and

◦	the inclusion of legacy Hospira U.S. operations of approximately $930 million,

partially offset by:

◦	the loss of exclusivity and associated generic competition for Zyvox (down approximately $100 million); and

◦	the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $50 million).

•
in our international markets, revenues decreased $51 million, or 1%, in the first quarter of 2016, compared to the same period in 2015. Foreign exchange unfavorably impacted international revenues by approximately $729 million, or 11%, in the first quarter of 2016. Operationally, revenues increased $678 million, or 11%, in the first quarter of 2016, compared to the same period in 2015, reflecting, among other things:

◦
an 11% operational increase in revenues in emerging markets (excluding the contribution from legacy Hospira), reflecting continued strong performance primarily from Enbrel and Prevenar 13 and continued strong volume growth from certain other products (collectively, up approximately $280 million);

◦	the inclusion of legacy Hospira international operations of approximately $270 million; and

◦	the continued strong performance of Eliquis and higher revenues operationally for Enbrel and Prevenar 13 in developed markets (collectively, up approximately $130 million), partially offset by:

◦	lower revenues in developed markets for Lyrica (GEP), Celebrex and Zyvox as a result of the loss of exclusivity (collectively, down approximately $150 million).
During the first quarter of 2016, international revenues represented 49% of total revenues, compared to 59% in the first quarter of 2015. Excluding foreign exchange, international revenues in the first quarter of 2016 represented 52% of total revenues.
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

The following table provides information about deductions from revenues:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Medicare rebates(a)	$276	$221
Medicaid and related state program rebates(a)	371	280
Performance-based contract rebates(a), (b)	589	465
Chargebacks(c)	1,439	1,044
Sales allowances(d)	976	903
Sales returns and cash discounts	364	261
Total(e)	$4,015	$3,174

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended April 3, 2016, associated with the following segments: GIP ($1.2 billion); VOC ($0.4 billion); and GEP ($2.4 billion). For the three months ended March 29, 2015, associated with the following segments: GIP ($0.9 billion); VOC ($0.3 billion); and GEP ($1.9 billion).

Total deductions from revenues increased 26% compared to the first quarter of 2015, primarily as a result of:

•	an increase in chargebacks from GEP products, primarily due to the addition in 2016 of Hospira sterile injectables, and from certain Innovative Business products;

•
an increase in performance-based contract rebates primarily due to sales to managed care customers in the U.S. and higher rebates in certain developed Europe markets due to competitive pressures post loss of exclusivity for certain products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs.

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.9 billion as of April 3, 2016, of which approximately $2.7 billion is included in Other current liabilities, $295 million is included in Other noncurrent liabilities and approximately $934 million is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.9 billion as of December 31, 2015, of which approximately $2.6 billion is included in Other current liabilities, $272 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Products

The following table provides revenue information for several of our major products:
		Three Months Ended
(MILLIONS OF DOLLARS)		April 3, 2016	% Change(a)
PRODUCT	PRIMARY INDICATIONS
INNOVATIVE PRODUCTS BUSINESS(b)		$7,033	23
GIP(b)		3,640	18
Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,011	19
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	733	(3)
Viagra GIP(d)	Erectile dysfunction	300	4
Chantix/Champix	An aid to smoking cessation treatment	220	39
Xeljanz	Rheumatoid arthritis	197	*
BeneFIX	Hemophilia	185	6
Refacto AF/Xyntha	Hemophilia	129	7
Genotropin	Replacement of human growth hormone	125	(10)
Toviaz	Overactive bladder	64	1
Somavert	Acromegaly	55	10
BMP2	Development of bone and cartilage	51	35
Rapamune	Prevention of organ rejection in kidney transplantation	45	(14)
Alliance revenues GIP(e), (m)	Various	354	77
All other GIP	Various	171	87
VOC(b)		$3,394	27
Prevnar/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,509	16
Ibrance	Advanced breast cancer	429	*
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	278	15
Xalkori	Anaplastic lymphoma kinase positive non-small cell lung cancer (NSCLC) and ROS1-positive NSCLC	139	24
Inlyta	Advanced renal cell carcinoma (RCC)	101	6
All other V/O	Various	117	85
Consumer Healthcare	Various	822	2
ESTABLISHED PRODUCTS BUSINESS(f)		$5,972	17
Legacy Established Products(g)		$2,800	(2)
Lipitor	Reduction of LDL cholesterol	411	(7)
Premarin family	Symptoms of menopause	256	11
Norvasc	Hypertension	236	(6)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	97	27
Xalatan/Xalacom	Glaucoma and ocular hypertension	89	(13)
Zithromax/Zmax	Bacterial infections	80	1
Zoloft	Depression and certain anxiety disorders	79	(8)
Relpax	Treats the symptoms of migraine headache	78	(2)
Effexor	Depression and certain anxiety disorders	70	(5)
Tikosyn	Maintenance of normal sinus rhythm, conversion of atrial fibrillation/flutter	61	66
Xanax/Xanax XR	Anxiety disorders	52	(4)
Cardura	Hypertension/Benign prostatic hyperplasia	45	(12)
Neurontin	Seizures	44	(20)
All other Legacy Established Products(m)	Various	1,201	(2)
Peri-LOE Products(h)		$1,090	(24)
Lyrica GEP(c)	Epilepsy, neuropathic pain and generalized anxiety disorder	218	(36)
Pristiq	Depression	178	11
Celebrex	Arthritis pain and inflammation, acute pain	172	(16)
Vfend	Fungal infections	156	(14)
Zyvox	Bacterial infections	127	(53)
Viagra GEP(d)	Erectile dysfunction	96	(11)
Revatio	Pulmonary arterial hypertension (PAH)	66	5
All other Peri-LOE Products	Various	76	(29)
Sterile Injectable Pharmaceuticals(i)		$1,524	*
Medrol	Inflammation	113	31
Sulperazon	Antibiotic	96	(2)
Fragmin	Anticoagulant	78	6
Tygacil	Antibiotic	76	3
All other Sterile Injectable Pharmaceuticals	Various	1,161	*
Infusion Systems(j)	Various	$304	*
Biosimilars(k)	Various	$66	*
Pfizer CentreOne(l)		$188	69
Total Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia and neuropathic pain due to spinal cord injury	$1,229	4
Total Viagra(d)	Erectile dysfunction	$396	—
Total Alliance revenues(m)	Various	$360	62

(a)	As compared to the three months ended March 29, 2015.

(b)	The Innovative Products business is composed of two operating segments: GIP and VOC.

(c)
Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in Lyrica-GEP. All other Lyrica revenues are included in Lyrica-GIP. Total Lyrica revenues represent the aggregate of worldwide revenues from Lyrica-GIP and Lyrica-GEP.

(d)
Viagra revenues from the U.S. and Canada are included in Viagra-GIP. All other Viagra revenues are included in Viagra-GEP. Total Viagra revenues represent the aggregate of worldwide revenues from Viagra-GIP and Viagra-GEP.

(e)	Includes Eliquis and Rebif.

(f)
The Established Products business consists of GEP, which includes all legacy Hospira commercial operations. Hospira's commercial operations, including the legacy Hospira One-2-One sterile injectables contract manufacturing business, are included in GEP's operating results in our condensed consolidated statement of income, commencing from the acquisition date of September 3, 2015. As a result, our revenues for the first quarter of 2015 and GEP's revenues for the first quarter of 2015 do not include Hospira's revenues. Also, effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP. Pfizer CentreOne consists of (i) legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) legacy Hospira's One-2-One sterile injectables contract manufacturing operation. Prior to 2016, PCS was managed outside our operating segments and its revenues were reported as other business activities. We have reclassified prior period PCS revenues ($111 million in the first quarter of 2015) to conform to the current period presentation as part of GEP.

(g)	Legacy Established Products include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products).

(h)
Peri-LOE Products include products that have recently lost or are anticipated to soon lose patent protection. These products primarily include Celebrex and Zyvox in most developed markets, Lyrica in certain developed Europe markets, Pristiq globally and Inspra in the EU.

(i)	Sterile Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).

(j)
Infusion Systems include Medication Management Systems products composed of infusion pumps and related software and services, as well as I.V. Infusion Products, including large volume I.V. solutions and their associated administration sets.

(k)
Biosimilars include Inflectra (biosimilar infliximab) in certain European markets, Nivestim (biosimilar filgrastim) in certain Asian markets and Retacrit (biosimilar epoetin zeta) in certain international markets.

(l)
Pfizer CentreOne includes (i) revenues from legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including revenues related to our manufacturing and supply agreements with Zoetis Inc. (previously known as Pfizer CentreSource or PCS); and (ii) revenues from legacy Hospira’s One-2-One sterile injectables contract manufacturing operation. For additional information, see (f) above.

(m)	Total Alliance revenues represent the aggregate of worldwide revenues from Alliance revenues GIP and Alliance revenues GEP, which is included in All other Legacy Established Products.

*	Calculation not meaningful.

Revenues––Selected Product Descriptions

All products have been impacted to some extent by the number of selling days in the first quarter of 2016 compared to the first quarter of 2015; the first quarter of 2016 has five additional selling days in the U.S. and four additional selling days in international markets.

•
Prevnar/Prevenar 13 (Vaccines) is our pneumococcal conjugate vaccine for the prevention of pneumococcal disease. Overall, worldwide revenues for Prevnar/Prevenar 13 increased 19% operationally in the first quarter of 2016, compared to the same period in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 3% in the first quarter of 2016 compared to the same period in 2015.

In the U.S., revenues for Prevnar 13 increased 22% in the first quarter of 2016, compared to the same period in 2015, primarily driven by the timing of government purchases for the pediatric indication and continued strong uptake among adults due to the overall success of commercial programs. We believe the “catch-up” opportunity (i.e., the opportunity to reach adults aged 65 and older who have not been previously vaccinated with Prevnar 13) in adults in the U.S. will continue to be large given current demographics and aging trends. However, the remaining population of adults aged 65 years and older will likely require additional effort to capture. As a result, the opportunity will moderate over time as this “catch-up” opportunity becomes fully realized.
Internationally, revenues for Prevenar 13 increased 13% operationally in the first quarter of 2016, compared to the same period in 2015, driven by adult launches mostly in Spain, Portugal, Greece and Canada. Foreign exchange had an unfavorable impact on international revenues of 9% in the first quarter of 2016, compared to the same period in 2015.
In 2014, the Advisory Committee on Immunization Practices (ACIP) voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the U.S. Centers for Disease Control and Prevention (CDC) and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, however, the CDC announced formally that it will conduct this review in 2018. Currently, we are working with a number of U.S. investigators to monitor the proportion of community-acquired pneumonia caused by the serotypes included in Prevnar 13 and continue to observe trends.
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

•
Lyrica (GEP (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/GIP (all other revenues)) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain markets outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 7% operationally in the first quarter of 2016, compared to the same period in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 3% in the first quarter of 2016, compared to the same period in 2015.

In the U.S., revenues increased 26% in the first quarter of 2016, compared to the same period in 2015, driven by volume growth and price increases.
Internationally, Lyrica revenues decreased 13% operationally in the first quarter of 2016, compared to the same period in 2015, due to losses of exclusivity in developed Europe markets, partially offset by operational growth primarily in Japan. Foreign exchange had an unfavorable impact on international revenues of 8% in the first quarter of 2016, compared to the same period in 2015.
Worldwide revenues from Lyrica in our GIP segment increased 22% operationally in the first quarter of 2016, compared to the same period in 2015, and in our GEP segment, revenues from Lyrica decreased 31% operationally in the first quarter of 2016, compared to the same period in 2015.

•
Enbrel (GIP, outside the U.S. and Canada), indicated for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis (a type of arthritis affecting the spine), and nonradiographic axial spondyloarthritis, recorded 10% operational increase in worldwide revenues, excluding the U.S. and Canada, in the first quarter of 2016, compared to the same period in 2015. Results for the first quarter of 2016 were favorably impacted by the change in the distribution channel in the U.K in 2015, demand in certain markets in Europe and the timing of purchases in certain emerging markets. Foreign exchange had an unfavorable impact of 13% in the first quarter of 2016, compared to the same period in 2015.

•
Ibrance (Oncology) has been approved and launched in the U.S., Albania, Argentina, Canada, Chile, Kuwait, Macau and the United Arab Emirates as a first-line treatment for certain forms of advanced breast cancer. Ibrance recorded worldwide revenues of $429 million in the first quarter of 2016, nearly all of which were recorded in the U.S.

•
Lipitor (GEP) is indicated for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor faces generic competition in all major developed markets. Branded Lipitor recorded worldwide revenues of $411 million, or a 3% operational increase in the first quarter of 2016, compared to the same period in 2015. Foreign exchange had an unfavorable impact of 10% in the first quarter of 2016, compared to the same period in 2015.

In the U.S., revenues increased 6% in the first quarter of 2016, compared to the same period in 2015, due to favorable pricing.
In our international markets, revenues increased 3% operationally in the first quarter of 2016, compared to the same period in 2015, primarily driven by volume growth in emerging markets, primarily markets in the Middle East and China, partially offset by pricing pressures in China and developed international markets. Foreign exchange had an unfavorable impact on international revenues of 11% in the first quarter of 2016, compared to the same period in 2015.

•
Viagra (GIP (U.S. and Canada revenues)/GEP (all other revenues excluding U.S. and Canada)) is indicated for the treatment of erectile dysfunction. Viagra worldwide revenues increased 3% operationally in the first quarter of 2016, compared to the same period in 2015, primarily due to operational growth in the U.S. Foreign exchange had an unfavorable impact of 3% in the first quarter of 2016, compared to the same period in 2015. Revenues in the U.S. increased 5% in the first quarter of 2016, compared to the same period in 2015, primarily reflecting price increases, wholesaler buying patterns and increased pill quantity per prescription, partially offset by lower patient demand and higher rebates. International revenues decreased 2% operationally in the first quarter of 2016, compared to the same period in 2015, primarily from generic competition in Russia and lower volumes in China partially offset by increased demand in certain Middle East markets. Foreign exchange had an unfavorable impact on international revenues of 10% in the first quarter of 2016, compared to the same period in 2015.

Worldwide revenues from Viagra in our GIP segment increased 5% operationally in the first quarter of 2016 compared to the same period in 2015, and in our GEP segment, revenues from Viagra decreased 2% operationally in the first quarter of 2016, compared to the same period in 2015.

•
Sutent (Oncology) is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 22% operationally in the first quarter of 2016, compared to the same period in 2015, primarily due to price increases in the U.S., as well as strong demand in most markets. Foreign exchange had an unfavorable impact of 7% in the first quarter of 2016, compared to the same period in 2015.

•
Our Premarin family of products (GEP) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues increased 12% operationally in the first quarter of 2016, compared to the same period in 2015. Revenues in the U.S. increased 13% in the first three months of 2016 compared to the same period in 2015, primarily driven by price increases, partially offset by prescription volume declines and lower market growth. Foreign exchange had an unfavorable impact of 1% in the first quarter of 2016, compared to the same period in 2015.

•
Norvasc (GEP) is indicated for the treatment of hypertension. Norvasc worldwide revenues were relatively flat operationally in the first quarter of 2016, compared to the same period in 2015, primarily due to generic erosion in Japan offset by volume growth in emerging markets, primarily Middle East markets and China. Foreign exchange had an unfavorable impact of 6% in the first quarter of 2016, compared to the same period in 2015.

•
Chantix/Champix (GIP) is approved as an aid to smoking-cessation treatment in adults 18 years of age and older in multiple markets worldwide. Worldwide revenues increased 43% operationally in the first quarter of 2016, compared to the same period in 2015. Foreign exchange had an unfavorable impact on revenues of 4% in the first quarter of 2016, compared to the same period in 2015.

In the U.S., Chantix revenues increased 63% in the first quarter of 2016, compared to the same period in 2015, primarily due to increased demand, price increases and wholesaler buying patterns.
Internationally, Champix revenues increased 11% operationally in the first quarter of 2016, compared to the same period in 2015, primarily due to reforms to the smoking cessation subsidy program in South Korea and growth across emerging markets. Foreign exchange had an unfavorable impact on international revenues of 10% in the first quarter of 2016, compared to the same period in 2015.

•
Xeljanz (GIP) is approved for use as a second-line therapy for the treatment of adult patients with moderate to severe active rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate in more than 45 markets including the U.S., Japan, Australia, Canada, Switzerland and Brazil. Xeljanz worldwide revenues increased 108% operationally in the first quarter of 2016, compared to the same period in 2015. In the U.S., Xeljanz revenues increased 98% in the first quarter of 2016, compared to the same period in 2015, driven by continued adoption by rheumatologists, growing awareness among patients, price increases and wholesaler buying patterns. Foreign exchange had a 3% unfavorable impact on revenues in the first quarter of 2016, compared to the same period in 2015.

•
BeneFIX and ReFacto AF/Xyntha (GIP) are recombinant hemophilia products that assist patients with their lifelong hemophilia bleeding disorders. BeneFIX worldwide revenues increased 12% operationally in the first quarter of 2016, compared to the same period in 2015 primarily as a result of customer buying patterns in the U.S. Foreign exchange had an unfavorable impact on revenues of 5% in the first quarter of 2016 compared to the same period in 2015.

ReFacto AF/Xyntha recorded a 15% operational increase in worldwide revenues in the first quarter of 2016, compared to the same period in 2015, largely due to product demand across Europe and certain other international markets. Foreign exchange had an unfavorable impact on revenues of 8% in the first quarter of 2016, compared to the same period in 2015.

•
Pristiq (GEP) is indicated for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been indicated for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Worldwide revenues for Pristiq increased 15% operationally in the first quarter of 2016, compared to the same period in 2015, primarily due to operational growth in the U.S. driven by favorable pricing and increased demand. Foreign exchange had an unfavorable impact on revenues of 4% in the first quarter of 2016, compared to the same period in 2015.

•
Celebrex (GEP) is indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets. Celebrex recorded an 8% decrease in worldwide operational revenues in the first quarter of 2016, compared to the same period in 2015, primarily driven by the loss of exclusivity and associated generic competition in most developed international markets. Foreign exchange had an unfavorable impact of 8% in the first quarter of 2016, compared to the same period in 2015.

Internationally, Celebrex revenues decreased 12% operationally in the first quarter of 2016, compared to the same period in 2015, driven by the loss of exclusivity and launch of multi-source generic competition in most developed markets partially offset by strong volume growth in China. Foreign exchange had an unfavorable impact on international revenues of 9% in the first quarter of 2016, compared to the same period in 2015.

•
Xalkori (Oncology) is indicated for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive or ROS1-positive. Xalkori worldwide revenues increased 29% operationally in the first quarter of 2016, compared to the same period in 2015, as a result of a steady increase in diagnostic rates for the ALK gene mutation across key markets, which has led to more patients being treated, and price increases in the U.S. Foreign exchange had a 5% unfavorable impact in the first quarter of 2016, compared to the same period in 2015.

•
Zyvox (GEP) is used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 47% operationally in the first quarter of 2016, compared to the same period in 2015, due to generic competition in the U.S. and certain developed Europe markets and pricing pressures in developed international markets. Foreign exchange had an unfavorable impact on revenues of 6% in the first quarter of 2016, compared to the same period in 2015.

•
Inlyta (Oncology) is indicated for the treatment of patients with advanced renal cell carcinoma (RCC) after failure of a prior systemic treatment. Worldwide revenues increased 10% operationally in the first quarter of 2016, compared to the same period in 2015, primarily due to increased demand across key international markets with greater access and reimbursement, particularly in Europe as well as a launch in China in the third quarter of 2015. Foreign exchange had an unfavorable impact on international revenues of 8% in the first quarter of 2016, compared to the same period in 2015.

•	Alliance revenues (GEP/GIP) increased 66% operationally in the first quarter of 2016, compared to the same period in 2015, mainly due to:

◦	an increase in Eliquis alliance revenues due to increased market share,

partially offset by:

◦
the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S., which resulted in a decrease of approximately $50 million in the first quarter of 2016, compared to the same period in 2015.

•
Eliquis (apixaban) (GIP) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). The two companies share commercialization expenses and profit/losses equally on a global basis. In April 2015, we signed an agreement with BMS to transfer full commercialization rights in certain smaller markets to us, beginning in the third quarter of 2015. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients. Eliquis (apixaban) is approved for multiple indications in major markets around the world:

◦	to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation (NVAF);

◦	for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE following initial therapy; and

◦	for the prophylaxis of DVT, which may lead to PE, in patients who have undergone hip or knee replacement surgery.
The NOAC class penetration continues to expand across key markets. Eliquis has become the most prescribed oral anticoagulant in new-to-brand prescriptions among cardiologists in the U.S., Japan, and several other key markets. Eliquis share uptake with primary care physicians in the U.S. has also been strong, following the launch, in the fourth quarter of 2014, of the treatment indications for DVT and PE and reduction in the risk of recurrent DVT and PE.
See the “Our Operating Environment—Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2015 Financial Report for information regarding the expiration of various contract rights relating to Enbrel and Rebif.

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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars, which are being developed by our newly formed GEP R&D organization. For additional information about the new GEP R&D organization, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Commercial Operations” section of this MD&A.

A comprehensive update of Pfizer’s development pipeline was published on May 3, 2016 and is available at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for candidates from Phase 2 through registration.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the U.S. Food and Drug Association (FDA) and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Xalkori (Crizotinib)	Treatment of patients with ROS1-positive metastatic non-small cell lung cancer	March 2016
Xeljanz (Tofacitinib)	Extended-release 11mg tablets for the once-daily treatment of moderate to severe rheumatoid arthritis in patients who have had an inadequate response or intolerance to methotrexate	February 2016
Ibrance (Palbociclib)
Treatment of hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) advanced or metastatic breast cancer in combination with fulvestrant in women with disease progression following endocrine therapy
February 2016

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
ALO-02 (oxycodone HCI/ naltrexone/HCI)	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	February 2015
Retacrit(a)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
Xeljanz (Tofacitinib)(b)	Treatment of adult patients with moderate to severe chronic plaque psoriasis	February 2015
Tafamidis meglumine(c)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of Johnson & Johnson. In October 2015, we received a “complete response” letter from the FDA with respect to our biologics license application for Retacrit, our proposed biosimilar to epoetin alfa, which was submitted for all indications of the reference product. We are working diligently to address the content of the letter.

(b)
In October 2015, we received a “complete response” letter from the FDA with respect to our supplemental NDA for Xeljanz for the treatment of adult patients with moderate to severe chronic plaque psoriasis. We have met with the FDA and are evaluating their feedback to help us determine our next steps. We are evaluating our options, especially in light of the evolving marketplace.

(c)    In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer initiated study B3461028 in December 2013, a global Phase 3 study to support a potential new indication in TTR-CM, which includes transthyretin familial amyloid cardiomyopathy (TTR-FAC) and wild-type cardiomyopathy (WT-CM). We continue to work with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xeljanz (Tofacitinib)	Application filed in the EU for the treatment of patients with moderate to severe rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate	—	March 2016
Xalkori (Crizotinib)	Application filed in the EU for the treatment of ROS1-positive non-small cell lung cancer	—	February 2016
Eliquis (Apixaban)(a)	Approval in Japan for the treatment and prevention of recurrence of venous thromboembolism (deep vein thrombosis and pulmonary embolism)	December 2015	—
Xalkori (Crizotinib)	Approval in the EU for first line treatment of anaplastic lymphoma kinase (ALK)-positive non-small cell lung cancer	November 2015	—
Effexor SR (Venlafaxine HCl)	Approval in Japan for treatment of depression/depressed state	September 2015	—
Ibrance (Palbociclib)	Application filed in the EU for palbociclib in combination with endocrine therapy for the treatment of HR+, HER2- advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	—	August 2015
Xeljanz (Tofacitinib)	Application filed in Japan for treatment of psoriasis vulgaris and psoriatic arthritis with inadequate response to existing therapies	—	March 2015

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with Bristol-Myers Squibb (BMS).

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bosulif (Bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (Axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group
Ibrance (Palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (Palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Lyrica (Pregabalin)	CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Xeljanz (Tofacitinib)	Treatment of psoriasis (ex-U.S.)
Xeljanz (Tofacitinib)	Treatment of ulcerative colitis
Xeljanz (Tofacitinib)	Treatment of psoriatic arthritis
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
Avelumab (PF-06834635) (MSB0010718C)
A monoclonal antibody that inhibits PD-L1, in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany

Avelumab (PF-06834635) (MSB0010718C)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Avelumab (PF-06834635) (MSB0010718C)
A monoclonal antibody that inhibits PD-L1 for treatment of stage IIIb/IV non-small cell lung cancer that has progressed after a platinum-containing doublet, which is being developed in collaboration with Merck KGaA, Germany

Avelumab (PF-06834635) (MSB0010718C)	A monoclonal antibody that inhibits PD-L1 for treatment of platinum-resistant/refractory ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Avelumab (PF-06834635) (MSB0010718C)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Avelumab (PF-06834635) (MSB0010718C)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Avelumab (PF-06834635) (MSB0010718C)
A monoclonal antibody that inhibits PD-L1 for the third-line treatment of advanced or metastatic gastric/gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bococizumab	A monoclonal antibody that inhibits PCSK9 for the treatment of hyperlipidemia and prevention of cardiovascular events
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ Pharmaceuticals Group

Ertugliflozin	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia
PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO Health, Inc.
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(c)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(d)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(e)	A potential biosimilar to Humira® (adalimumab)
Rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Eli Lilly & Company
Trumenba	A prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age (ex-U.S.)

(a)
Remicade® is a registered trademark of Janssen Biotech, Inc. In February 2016, we divested the rights for development and commercialization of PF-06438179, a potential biosimilar to Remicade® (infliximab) in the 28 countries that form the European Economic Area (EEA) to Sandoz, which was a condition to the European Commission’s approval of the Hospira transaction. We retain commercialization and manufacturing rights to PF-06438179 in all countries outside of the EEA.

(b)	Herceptin® is a registered trademark of Genentech, Inc.

(c)	Rituxan® is a registered trademark of Biogen MA Inc.

(d)	Avastin® is a registered trademark of Genentech, Inc.

(e)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

Inflectra™

In 2009, Hospira entered into an agreement to develop and market certain biosimilar molecules with Celltrion Inc. and Celltrion Healthcare, Co., Ltd. (collectively, Celltrion) including Inflectra™ (infliximab) for patients with autoimmune diseases. In Europe, Inflectra has now launched in 36 markets. Celltrion possesses the right to commercialize its infliximab product in the same European markets as Hospira. We have exclusive commercialization rights from Celltrion to its infliximab product in the U.S., Canada and certain other territories. In April 2016, the FDA approved Inflectra (infliximab-dyyb) across all eligible indications of the reference product, Remicade® (infliximab). In December 2014, Hospira launched Inflectra in Canada. Inflectra has also been approved in certain markets, where we will market it as Remsima™.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Cost of sales	$2,851	$1,838	55
As a percentage of Revenues	21.9%	16.9%
Cost of sales increased 55% in the first quarter of 2016 compared to the same period in 2015, primarily due to:

•
an increase in sales volumes due to (i) the inclusion of legacy Hospira operations, which is comprised of inventory measured at fair value on the acquisition date and amortized over the turn of the related inventory; and (ii) the net increase in sales volume of Pfizer legacy products.

The increase in Cost of sales as a percentage of revenues in the first quarter of 2016 compared to the same period in 2015, was primarily due to:

•
an unfavorable change in product mix due to (i) the inclusion of legacy Hospira operations, which is comprised of inventory measured at fair value on the acquisition date and amortized over the turn of the related inventory; and (ii) the impact of losses of exclusivity; and

•	unfavorable foreign exchange,
partially offset by:

•	a favorable change in product mix related to legacy Pfizer products, excluding losses of exclusivity; and, to a lesser extent,

•	an increase in alliance revenues which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Selling, informational and administrative expenses	$3,385	$3,104	9
As a percentage of Revenues	26.0%	28.6%
SI&A expenses increased 9% in the first quarter of 2016 compared to the same period in 2015, primarily due to:

•	the inclusion of legacy Hospira operations;

•	increased investments to support certain recently launched products, other in-line biopharmaceutical products and certain Consumer Healthcare products; and

•	an increase in the allowance for doubtful trade accounts receivable, resulting from recent unfavorable developments with a distributor, partially offset by:

•	the favorable impact of foreign exchange of 4%;

•	lower expenses associated with certain products that have recently lost marketing exclusivity; and

•	lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives.

Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Research and development expenses	$1,731	$1,885	(8)
As a percentage of Revenues	13.3%	17.4%

R&D expenses decreased 8% in the first quarter of 2016, compared to the same period in 2015, primarily due to:

•	the non-recurrence of the $295 million upfront payment to OPKO in the first quarter of 2015 associated with a worldwide development and commercialization agreement; and

•	the favorable impact of foreign exchange of 1%,
partially offset by:

•	the inclusion of legacy Hospira operations, including increased investment in biosimilar and sterile injectable development programs; and

•	higher clinical trial spend for certain oncology and GIP late-stage pipeline programs.

Description of Research and Development Operations

Innovation is critical to the success of our company and drug discovery and development is time-consuming, expensive and unpredictable. Our R&D spending is conducted through a number of matrix organizations and in 2016, we announced changes to our research and development operations that we believe will create a stronger and more efficient research and development engine across our Innovative and Established businesses.

•
Research Units within our Worldwide Research and Development (WRD) organization continue to be generally responsible for research assets for our Innovative Products business (assets that have not yet achieved proof-of-concept). Our Research Units are organized in a variety of ways (by therapeutic area or combinations of therapeutic areas, by discipline, by location, etc.) to enhance flexibility, cohesiveness and focus. Because of our structure, we can rapidly redeploy resources within a Research Unit between various projects as necessary because the workforce shares similar skills, expertise and/or focus.

•
We created an R&D organization within the Global Established Pharma (GEP) business, which supports the large base of GEP products and is expected to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars.

•
We formed the Global Product Development Group (GPD), which will be generally responsible for the clinical development of assets that have achieved proof-of-concept across our innovative portfolio. This change in organization includes the transfer of the Development Operations organization from the WRD organization to the new GPD organization. GPD will now provide technical support and other services to Pfizer R&D projects.

•
Our science-based and other platform-services organizations, where a significant portion of our R&D spending occurs, provide technical expertise and other services to the various R&D projects, and are organized into science-based functions (which are part of our WRD organization), such as Pharmaceutical Sciences, Medicinal Chemistry, Regulatory and Drug Safety, and non-science-based functions, such as Facilities, Business Technology and Finance. As a result, within each of these functions, we are able to migrate resources among projects, candidates and/or targets in any therapeutic area and in most phases of development, allowing us to react quickly in response to evolving needs.

We manage the R&D operations on a total-company basis through our matrix organizations described above. Specifically, a single committee with representation from the R&D groups and the Innovative commercial organization is accountable for aligning resources among all of our WRD and GPD R&D projects and for seeking to ensure optimal capital allocation across the Innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility. Our GEP R&D organization manages its resources separately from the WRD and GPD organizations.

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
For additional information by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.

Amortization of Intangible Assets

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Amortization of intangible assets	$1,006	$940	7
As a percentage of Revenues	7.7%	8.6%
Amortization of intangible assets increased 7% in the first quarter of 2016, compared to the same period in 2015, primarily due to purchase accounting charges of approximately $129 million pre-tax related to the identifiable intangible assets acquired from Hospira, partially offset by assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Restructuring charges and certain acquisition-related costs	$141	$60	*
Total additional depreciation—asset restructuring	49	18	*
Total implementation costs	62	48	30
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$252	$127	99

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

*	Calculation not meaningful.
Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $30 million in the first quarter of 2016 and $42 million in the first quarter of 2015 for employee termination costs, exit costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $24 million in the first quarter of 2016, most of which are directly related to the terminated transaction with Allergan and $5 million in the first quarter of 2015; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily including expenditures for consulting and the integration of systems and processes, of $87 million in the first quarter of 2016 and $13 million in the first quarter of 2015, primarily related to our acquisition of Hospira. For information about costs associated with the acquisition of Hospira and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million in 2015 associated with the return of acquired in-process research and development rights), incurred for up to a three-year period post-acquisition.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We also have an ongoing manufacturing plant network rationalization and optimization initiative underway. For information about these programs and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. The expected ongoing annual cost savings associated with the above-mentioned programs (but not including expected cost savings associated with the Hospira acquisition), in the aggregate, are estimated to be approximately $2.4 billion by the end of 2016.

The expected costs and cost savings in 2016 associated with these activities, as well as the Hospira acquisition, are reflected in our financial guidance for 2016. See also the “Our Financial Guidance for 2016” section of this MD&A.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Other (income)/deductions––net	$330	$(46)	*

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Provision for taxes on income	$535	$706	(24)
Effective tax rate on continuing operations	15.0%	22.9%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

NON-GAAP FINANCIAL MEASURE (ADJUSTED INCOME)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, consumer healthcare (OTC) products, and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Adjusted Income––General Description of Adjusted Income Measure” section of our 2015 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Revenues, Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, a substitute for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

The following are examples of how the Adjusted income and Adjusted diluted earnings per share measures are utilized:

•	senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income and Adjusted diluted earnings per share basis;

•	our annual budgets are prepared on an Adjusted income and Adjusted diluted earnings per share basis; and

•
senior management’s annual compensation is derived, in part, using Adjusted income and Adjusted diluted earnings per share measures. See the “Adjusted Income––General Description of Adjusted Income Measure” section of our 2015 Financial Report for additional information.

Adjusted income and Adjusted diluted earnings per share are non-GAAP financial measures that have no standardized meaning prescribed by U.S. GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, Adjusted income (unlike U.S. GAAP net income) and Adjusted diluted earnings per share (unlike U.S. GAAP diluted earnings per share) may not be comparable to the calculation of similar measures of other companies. Adjusted income and Adjusted diluted earnings per share are presented solely to permit investors to more fully understand how management assesses performance.

We also recognize that, as internal measures of performance, the Adjusted income and Adjusted diluted earnings per share measures have limitations, and we do not restrict our performance-management process solely to these metrics. A limitation of these measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a group of pharmaceutical industry peers (pre-2015) or a publicly traded pharmaceutical index, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2016 and 2015 below.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our global commercial structure reorganization and our other non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended April 3, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,005	$—	$—	$—	$—	$13,005
Cost of sales	2,851	(200)	—	—	(87)	2,565
Selling, informational and administrative expenses	3,385	(1)	—	—	(15)	3,368
Research and development expenses	1,731	2	—	—	(10)	1,723
Amortization of intangible assets	1,006	(975)	—	—	—	31
Restructuring charges and certain acquisition-related costs	141	—	(116)	—	(26)	—
Other (income)/deductions––net	330	20	—	—	(500)	(149)
Income from continuing operations before provision for taxes on income	3,561	1,153	116	—	638	5,468
Provision for taxes on income(b)	535	324	(99)	—	544	1,304
Income from continuing operations	3,026	829	215	—	94	4,164
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	3,016	829	215	—	94	4,155
Earnings per common share attributable to Pfizer Inc.––diluted	0.49	0.13	0.03	—	0.02	0.67
See end of tables for notes (a) and (b).

	Three Months Ended March 29, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$10,864	$—	$—	$—	$—	$10,864
Cost of sales	1,838	(1)	(9)	—	(21)	1,807
Selling, informational and administrative expenses	3,104	1	—	—	(28)	3,078
Research and development expenses	1,885	1	—	—	(10)	1,877
Amortization of intangible assets	940	(906)	—	—	—	34
Restructuring charges and certain acquisition-related costs	60	—	(14)	—	(46)	—
Other (income)/deductions––net	(46)	2	—	—	(123)	(167)
Income from continuing operations before provision for taxes on income	3,082	903	23	—	228	4,235
Provision for taxes on income(b)	706	261	6	—	61	1,033
Income from continuing operations	2,376	641	17	—	167	3,201
Discontinued operations––net of tax	5	—	—	(5)	—	—
Net income attributable to noncontrolling interests	6	—	—	—	—	6
Net income attributable to Pfizer Inc.	2,376	641	17	(5)	167	3,196
Earnings per common share attributable to Pfizer Inc.––diluted	0.38	0.10	—	—	0.03	0.51

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 23.8% in the first quarter of 2016, compared with 24.4% in the first quarter of 2015. This decline was primarily due to a favorable change in the jurisdictional mix of earnings, an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years with various foreign tax authorities, as well as an increase in tax benefits associated with the U.S. R&D tax credit, which was not in effect in the prior year quarter but was permanently extended on December 18, 2015.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015
Purchase accounting adjustments
Amortization, depreciation and other(a)	$954	$901
Cost of sales	200	1
Total purchase accounting adjustments––pre-tax	1,153	903
Income taxes(b)	(324)	(261)
Total purchase accounting adjustments––net of tax	829	641
Acquisition-related costs
Restructuring charges(c)	4	(4)
Transaction costs(c)	24	5
Integration costs(c)	87	13
Additional depreciation––asset restructuring(d)	—	9
Total acquisition-related costs––pre-tax	116	23
Income taxes(e)	99	(6)
Total acquisition-related costs––net of tax	215	17
Discontinued operations
Discontinued operations––net of tax	—	(5)
Discontinued operations––net of tax, attributable to noncontrolling interests	—	—
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	(5)
Certain significant items
Restructuring charges(g)	26	46
Implementation costs and additional depreciation––asset restructuring(h)	111	58
Certain legal matters, net(i)	286	—
Certain asset impairments(i)	131	—
Business and legal entity alignment costs(j)	51	101
Other(k)	34	23
Total certain significant items––pre-tax	638	228
Income taxes(l)	(544)	(61)
Total certain significant items––net of tax	94	167
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,138	$820

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs in the three months ended April 3, 2016 primarily represent external costs for banking, legal, accounting and other similar services, most of which are directly related to the terminated transaction with Allergan plc. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the three months ended 2016, restructuring charges and integration costs primarily relate to our acquisition of Hospira on September 3, 2015.

(d)	Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. Included in Cost of sales for the three months ended March 29, 2015.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first quarter of 2016 was unfavorably impacted by the remeasurement of certain deferred tax liabilities resulting from plant network restructuring activities.

(f)	Included in Discontinued operations––net of tax. For the three months ended March 29, 2015, represents post-close adjustments.

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

For the three months ended April 3, 2016, virtually all included in Cost of sales ($88 million), Selling, informational and administrative expenses ($12 million) and Research and development expenses ($10 million). For the three months ended March 29, 2015, included in Cost of sales ($22 million), Selling, informational and administrative expenses ($26 million) and Research and development expenses ($10 million).

(i)	Included in Other (income)/deductions—net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
Included in Other (income)/deductions––net. Represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities as well as to streamline our intercompany supply operations to better support each business.

(k)	Primarily all included in Other (income)/deductions––net for the three months ended April 3, 2016 and March 29, 2015.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The three months ended April 3, 2016 was favorably impacted by benefits related to the final resolution (pending court approval) of an agreement in principle reached in February 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position, as well as benefits associated with our Venezuela operations.

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our three operating segments—the Global Innovative Pharmaceutical segment (GIP); the Global Vaccines, Oncology and Consumer Healthcare segment (VOC); and the Global Established Pharmaceutical segment (GEP). For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information, as well as the “Selected Balance Sheet Information by Operating Segment” section of this MD&A.

Effective as of the beginning of 2016, the following changes impact GEP:

•
Our entire contract manufacturing business, Pfizer CentreOne, is now part of GEP. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis Inc. (collectively Pfizer CentreSource or PCS); and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in GEP since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of Pfizer Global Supply and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($111 million of PCS revenues and $21 million of PCS earnings in the first quarter of 2015) to conform to the current period presentation as part of GEP.

•
In connection with the formation of a new GEP Research and Development (R&D) organization, certain functions transferred from Pfizer’s Worldwide Research and Development (WRD) organization into the new GEP R&D organization. The new R&D organization within GEP expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $66 million of costs in the first quarter of 2015 from WRD to GEP to conform to the current period presentation as part of GEP.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Three Months Ended April 3, 2016
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Revenues	$3,640	$3,394	$7,033	$5,972	$—	$13,005	$—	$13,005
Cost of sales	388	506	894	1,455	215	2,565	287	2,851
% of revenue	10.7%	14.9%	12.7%	24.4%	*	19.7%	*	21.9%
Selling, informational and administrative expenses	875	811	1,686	737	946	3,368	16	3,385
Research and development expenses	386	252	638	276	809	1,723	8	1,731
Amortization of intangible assets	9	15	24	7	—	31	975	1,006
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	141	141
Other (income)/deductions––net	(210)	(25)	(235)	(160)	246	(149)	480	330
Income from continuing operations before provision for taxes on income	$2,192	$1,835	$4,027	$3,657	$(2,216)	$5,468	$(1,907)	$3,561

	Three Months Ended March 29, 2015
(MILLIONS OF DOLLARS)	GIP(a)	VOC(a)	Total Innovative Products(b)	Established Products (GEP)(a)	Other(c)	Non-GAAP Adjusted(d)	Reconciling Items(e)	GAAP Reported
Revenues	$3,075	$2,664	$5,738	$5,125	$—	$10,864	$—	$10,864
Cost of sales	342	424	766	1,003	38	1,807	31	1,838
% of revenue	11.1%	15.9%	13.4%	19.6%	*	16.6%	*	16.9%
Selling, informational and administrative expenses	808	595	1,403	704	971	3,078	27	3,104
Research and development expenses	623	193	816	200	861	1,877	8	1,885
Amortization of intangible assets	11	12	24	10	—	34	906	940
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—	60	60
Other (income)/deductions––net	(220)	(25)	(245)	(7)	86	(167)	121	(46)
Income from continuing operations before provision for taxes on income	$1,511	$1,464	$2,975	$3,215	$(1,955)	$4,235	$(1,153)	$3,082

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Total Innovative Products represents the sum of the GIP and VOC segments.

(c)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (d) below) that are managed outside our three operating segments and includes the following:

	Three Months Ended April 3, 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i), (v)	Medical(ii), (v)	Corporate(iii), (v)	Other Unallocated(iv), (v)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	40	176	215
Selling, informational and administrative expenses	—	27	900	18	946
Research and development expenses	606	—	197	6	809
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(14)	—	226	34	246
Income from continuing operations before provision for taxes on income	$(592)	$(27)	$(1,363)	$(234)	$(2,216)

	Three Months Ended March 29, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i), (v)	Medical(ii), (v)	Corporate(iii), (v)	Other Unallocated(iv), (v)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	22	15	38
Selling, informational and administrative expenses	—	26	936	9	971
Research and development expenses	621	6	230	4	861
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(29)	—	98	17	86
Income from continuing operations before provision for taxes on income	$(592)	$(32)	$(1,287)	$(45)	$(1,955)

(i)
WRD—the research and development expenses managed by our Worldwide Research and Development (WRD) organization, which is generally responsible for research projects for our Innovative Products business until proof-of-concept is achieved and then for transitioning those projects to the appropriate Innovative Products operating segment via the newly formed Global Product Development Group for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including GEP R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities. As noted above, in connection with the formation of a new GEP R&D organization, certain functions transferred from WRD to the new GEP R&D organization. We have reclassified approximately $66 million of costs in the first quarter of 2015 from WRD to GEP to conform to the current period presentation as part of GEP.

(ii)
Medical—the costs associated with our Pfizer Medical organization (Medical), which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, partnerships with global public health and medical associations, and regulatory inspection readiness reviews.

(iii)
Corporate—the costs associated with Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance, and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments.

(iv)	Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

(v)
Although we typically provide qualitative information about our Other costs on an annual basis, updated estimates are provided in the first quarter of 2016 as a result of the transfer of certain WRD functions to GEP that was effective at the beginning of 2016. For information purposes only, for the first quarter of 2016 we estimate that Other costs, in the aggregate and as described above, but excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $219 million for the first quarter of 2016 in Other (income)/deductions––net); and (ii) net losses on investments not attributable to an operating segment and included in Corporate (approximately $5 million for the first quarter of 2016 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

First-Quarter 2016
(PERCENTAGES)	GIP	VOC	GEP
WRD/Medical Costs
Selling, informational and administrative expenses	37% - 39%	20% - 22%	40% - 42%
Research and development expenses	53% - 57%	40% - 43%	3% - 5%
Other (income)/deductions––net	*	*	*
Total WRD/Medical Costs	51% - 55%	40% - 43%	4% - 6%

Corporate/Other Unallocated Costs
Cost of sales	15% - 17%	3% - 5%	79% - 81%
Selling, informational and administrative expenses	26% - 28%	23% - 25%	47% - 51%
Research and development expenses	46% - 50%	40% - 43%	9% - 11%
Other (income)/deductions––net	*	*	*
Total Corporate/Other Unallocated Costs	26% - 29%	22% - 25%	47% - 50%

Total WRD/Medical and Corporate/Other Unallocated Costs
Cost of sales	15% - 17%	3% - 5%	79% - 81%
Selling, informational and administrative expenses	26% - 28%	23% - 25%	47% - 51%
Research and development expenses	51% - 55%	40% - 43%	4% - 6%
Other (income)/deductions––net	*	*	*
Total WRD/Medical and Corporate/Other Unallocated Costs	34% - 37%	28% - 31%	34% - 37%
*Amounts not material. After excluding net interest expense included in Corporate and net losses on investments not attributable to an operating segment and included in Corporate, Other (income)/deductions––net approximates $21 million of expense for the first quarter of 2016.
The percentages provided in the table above do not purport to reflect additional amounts that each of our operating segments would have incurred had each segment operated as a standalone company during the period presented.

•
WRD/Medical––The information provided in the table above for WRD and Medical was substantially all derived from our estimates of the costs incurred in connection with the R&D projects associated with each operating segment.

•
Corporate/Other Unallocated––Virtually all of the information provided in the table above for Corporate and Other Unallocated was derived using proportional allocation methods based on global, regional or country revenues or global, regional or country headcount, as well as certain cost metrics, as appropriate, such as those derived from research and development and manufacturing costs. Management believes that the allocations of Corporate and Other Unallocated costs are reasonable.

(d)	See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for a definition of these “Adjusted Income” components.

(e)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive, unusual items that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP Adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

Innovative Products Business

Revenues for the Innovative Products Business, which is composed of the GIP and VOC operating segments, increased 23% in the first quarter of 2016 compared to the same period in 2015. Foreign exchange had an unfavorable impact of 6% on the revenues for the Innovative Products Business in the first quarter of 2016, compared to the same period in 2015. Revenues increased by 28% operationally in the first quarter of 2016 compared to the same period in 2015.

Global Innovative Pharmaceutical Operating Segment

•
Revenues increased 18% in the first quarter of 2016 compared to the same period in 2015. Foreign exchange had an unfavorable impact of 6% on GIP revenues in the first quarter of 2016, compared to the same period in 2015. Revenues increased by 25% operationally in the first quarter of 2016 compared to the same period in 2015, primarily due to the following operational factors:

◦
strong operational growth from Eliquis globally, Lyrica and Xeljanz both primarily in the U.S., Enbrel in most international markets and Chantix primarily in the U.S. (collectively, up approximately $680 million), partially offset by:

◦	a decline in Rebif revenues in the U.S. due to the expiration of the collaboration agreement to co-promote Rebif in the U.S., which expired at the end of 2015 (down approximately $50 million).
Total GIP revenues from emerging markets were $332 million in the first quarter of 2016, compared to $337 million in the first quarter of 2015, reflecting 31% operational growth, which was more than offset by the unfavorable impact of foreign exchange.

•
Cost of sales as a percentage of Revenues decreased 0.5 percentage points in the first quarter of 2016, compared to the same period in 2015, primarily driven by a decrease in royalty expense and an increase in alliance revenues, which have no associated cost of sales, partially offset by unfavorable foreign exchange. The increase in Cost of sales of 13% in the first quarter of 2016, compared to the same period in 2015, was primarily driven by an increase in sales volume and unfavorable foreign exchange, partially offset by a decrease in royalty expense.

•
The increase in Selling, informational and administrative expenses of 8% in the first quarter of 2016, compared to the same period in 2015, reflects an increase in the allowance for doubtful trade accounts receivable, resulting from recent unfavorable developments with a distributor and additional investment in Eliquis and Lyrica, partially offset by reduced investment in certain other products and favorable foreign exchange.

•
The decrease in Research and development expenses of 38% in the first quarter of 2016, compared to the same period in 2015, primarily reflects the non-recurrence of the $295 million upfront payment made to OPKO Health Inc. in the first quarter of 2015, partially offset primarily by increased investment in certain late-stage pipeline programs.

•
The unfavorable change in Other (income)/deductions––net in the first quarter of 2016, compared to the same period in 2015, primarily reflects a decrease in royalty income, partially offset by an increase in our equity income from a certain equity-method investment.

Global Vaccines, Oncology and Consumer Healthcare Operating Segment

Global Vaccines, Oncology and Consumer Healthcare Revenues
	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Global Vaccines	$1,570	$1,328	18%
Global Oncology	1,001	528	90%
Consumer Healthcare	822	808	2%
Total VOC	$3,394	$2,664	27%

•	Revenues increased 27% in the first quarter of 2016, compared to the same period in 2015, which includes an increase in revenues of 33% operationally.

◦
Global Vaccines Revenues increased 18% to $1.6 billion in the first quarter of 2016, compared to $1.3 billion in the same period in 2015, reflecting an operational increase in revenues of 22% in the first quarter of 2016. The increases were primarily due to an increase of 22% in the first quarter of 2016 in Prevnar 13 revenue in the U.S., primarily driven by the timing of government purchases for the pediatric indication and continued strong uptake among adults due to the overall success of commercial programs. International revenues increased 19% operationally in the first quarter of 2016, driven by Prevenar 13, which grew 13% operationally in the first quarter of 2016, compared to the same period in 2015, primarily driven by adult launches mostly from Spain, Portugal, Greece and Canada.

Foreign exchange had an unfavorable impact of 3% on Global Vaccines revenues in the first quarter of 2016, compared to the same period in 2015.
Total Vaccines revenues from emerging markets were $234 million in the first quarter of 2016, compared to $225 million in the first quarter of 2015, reflecting 15% operational growth, which was largely offset by the unfavorable impact of foreign exchange.

◦
Global Oncology Revenues increased 90% to $1.0 billion in the first quarter of 2016, compared to $528 million in the same period in 2015, reflecting an operational increase in revenues of 95% in the first quarter of 2016 primarily driven by continued strong momentum following the February 2015 U.S. launch of Ibrance for advanced breast cancer and, to a lesser extent, stronger demand for Sutent and Xalkori in most markets.

Foreign exchange had an unfavorable impact of 6% on Global Oncology revenues in the first quarter of 2016, compared to the same period in 2015.
Total Oncology revenues from emerging markets were $108 million in the first quarter of 2016, compared to $86 million in the first quarter of 2015, reflecting 42% operational growth, which was partially offset by the unfavorable impact of foreign exchange.

◦
Consumer Healthcare Revenues increased 2% to $822 million in the first quarter of 2016, compared to $808 million in the same period in 2015, reflecting an operational increase in revenues of 10% in the first quarter of 2016, primarily due to the performance of Nexium 24HR and Advil, both in the U.S., reflecting strong demand following increased promotion and the launch of a tablet form for Nexium 24HR in the first quarter of 2016.

Foreign exchange had an unfavorable impact of 8% on Consumer Healthcare revenues in the first quarter of 2016.
Total Consumer Healthcare revenues from emerging markets were $199 million in the first quarter of 2016, compared to $237 million in the first quarter of 2015, reflecting 3% operational growth, which was more than offset by the unfavorable impact of foreign exchange.

•
Cost of sales as a percentage of Revenues decreased 1.0 percentage point in the first quarter of 2016, compared to the same period in 2015, primarily driven by a favorable change in product mix, partially offset by an increase in royalty expense and unfavorable foreign exchange. The increase in Cost of sales of 19% in the first quarter of 2016 compared to the same period in 2015, was primarily due to an increase in sales volumes, driven primarily by continued strong uptake of Prevnar 13, and an increase in royalty expense.

•
Selling, informational and administrative expenses increased 36% in the first quarter of 2016, compared to the same period in 2015, primarily driven by an increase in the allowance for doubtful trade accounts receivable, resulting from recent unfavorable developments with a distributor, higher promotional expenses primarily in the U.S. for Prevnar 13, Ibrance, as well as certain Consumer Healthcare product, partially offset by favorable foreign exchange.

•
Research and development expenses increased 30% in the first quarter of 2016, compared to the same period in 2015, primarily reflecting increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA and Ibrance.

Global Established Pharmaceutical Operating Segment

•
Revenues increased 17%, to $6.0 billion in the first quarter of 2016, compared to $5.1 billion in the same period in 2015. Foreign exchange had an unfavorable impact of 8% on GEP revenues in the first quarter of 2016, compared to the same period in 2015. Revenues increased by 24% operationally in the first quarter of 2016 compared to the same period in 2015, primarily due to the inclusion of legacy Hospira operations in the first quarter of 2016. Revenues excluding the contribution from the legacy Hospira portfolio, which contributed $1.2 billion, increased 1% operationally in the first quarter of 2016 compared to the same period in 2015, primarily due to the following operational factors:

◦
excluding the impact of product losses of exclusivity, growth in the U.S., where revenues increased 17% (up by approximately $220 million) for the first quarter of 2016, driven by 19% growth from Legacy Established Products and 22% growth from the Sterile Injectable Pharmaceuticals portfolio; and

◦	growth in emerging markets, where revenues increased 5% operationally for the first quarter of 2016 (up by approximately $100 million), partially offset by:

◦
the loss of exclusivity and associated generic competition for certain Peri-LOE Products, driven by Zyvox in the U.S. and certain developed Europe markets as well as Lyrica in certain developed Europe markets (collectively, down by approximately $230 million).

Total GEP revenues from emerging markets were $1.6 billion in the first quarter of 2016, compared to $1.7 billion in the first quarter of 2015, reflecting 10% operational growth, driven by the inclusion of legacy Hospira operations and reflecting operational growth from Legacy Established Products and the Sterile Injectable Pharmaceuticals portfolio, which was more than offset by the unfavorable impact of foreign exchange.

•
Cost of sales as a percentage of Revenues increased 4.8 percentage points in the first quarter of 2016, compared to the same period in 2015, primarily due to the inclusion of legacy Hospira operations and the impact of losses of exclusivity resulting in an unfavorable change in product mix. The increase in Cost of sales of 45% in the first quarter of 2016 compared to the same period in 2015, was primarily driven by the inclusion of legacy Hospira, partially offset by favorable foreign exchange and lower volumes as a result of products losing exclusivity.

•
Selling, informational and administrative expenses increased 5% in the first quarter of 2016, compared to the same period in 2015, primarily due to the inclusion of legacy Hospira operations, partially offset by lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives, and favorable foreign exchange.

•
Research and development expenses increased 38% in the first quarter of 2016, compared to the same period in 2015, reflecting the inclusion of legacy Hospira operations and increased investment in biosimilar development programs and sterile injectable development programs.

•
The favorable change in Other (income)/deductions––net in the first quarter of 2016, compared to the same period in 2015, primarily reflects resolution of a contract disagreement and favorable foreign exchange.

SELECTED BALANCE SHEET INFORMATION BY OPERATING SEGMENT

The following table contains selected balance sheet information by operating segment:
	As of December 31, 2015
(MILLIONS OF DOLLARS)	GIP(a), (b)	VOC(a), (b)	GEP(a), (b)	Corporate/Unallocated(a), (c)	Total Company
Cash and cash equivalents	$—	$—	$—	$3,641	$3,641
Short-term investments	—	—	—	19,649	19,649
Trade accounts receivable, less allowance for doubtful accounts	2,566	1,764	3,846	—	8,176
Inventories	1,532	1,855	4,126	—	7,513
Current tax assets	436	578	1,251	396	2,662
Other current assets	502	246	564	851	2,163
Total current assets					$43,804

Short term borrowings, including current portion of long-term debt	$—	$—	$—	$10,159	$10,159
Trade accounts payable	1,094	1,039	1,436	52	3,620
Dividends payable	—	—	—	1,852	1,852
Income taxes payable	—	—	—	418	418
Accrued compensation and related items	778	512	857	211	2,359
Other current liabilities	2,460	1,716	3,868	2,945	10,990
Total current liabilities					$29,399

Other selected balance sheet information:
Noncurrent inventories(d)	$70	$49	$475	$—	$594

(a)
The selected balance sheet information is presented as of December 31, 2015 after all significant intercompany balances and transactions between legal entities have been eliminated. For subsidiaries operating outside the U.S., the selected balance sheet information is included as of November 30, 2015.

The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had any of the operating segments been managed as a standalone company as of, or prior to, December 31, 2015 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for any of the operating segments on a carve-out basis as of December 31, 2015.
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

•
Current tax assets––for current tax assets (prepaid taxes associated with intercompany profits that are eliminated in consolidation), these amounts were derived using proportional allocation methods based on the associated unrealized intercompany profits.

•
Other current assets––these amounts were derived using proportional allocation methods based on country-specific revenues, or associated costs, as appropriate, as well as specific identification methods.

•
Trade accounts payable––the amounts were derived using specific identification methods and using proportional allocation methods based on associated manufacturing costs, certain research and development costs or other operating costs, as appropriate.

•
Accrued compensation and related items––these amounts were derived using proportional allocation methods based on country-specific compensation expenses and, with respect to amounts related to our enabling functions and other supporting functions, based on country-specific revenues and associated operating costs, as appropriate. In addition, amounts were also derived using specific identification methods.

◦
Other current liabilities––these amounts were derived using specific identification methods or estimates for the amounts associated with each operating segment, as well as proportional allocation methods based on country, global or regional revenue, country-specific manufacturing costs, certain research and development costs or other associated operating costs, as appropriate.

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
Corporate/Unallocated also includes portions of the following line items:

•
Current tax assets––the portion of these accounts included as Corporate/Unallocated primarily relates to tax assets associated with specific legal entities as none of our operating segments operate as a standalone company with identifiable legal entities.

•
Other current assets––the portion of these accounts included as Corporate/Unallocated primarily relates to derivative financial instruments. Identification of these amounts by operating segment is not meaningful as none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

•	Trade accounts payable––the portion of this account included as Corporate/Unallocated primarily relates to liabilities associated with specific legal entities not identified with operating segments.

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

◦
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

◦
Accrued interest and derivative financial instruments. Identification of these amounts by operating segment is not meaningful as none of our operating segments operate as a standalone company with an identifiable debt/capital structure.

(d)	Included in Other noncurrent assets on the consolidated balance sheet.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the first quarter of 2016 reflect the following:

•
For Foreign currency translation adjustments, net, for the first quarter of 2016, reflects primarily the strengthening of the U.S. dollar against the British pound and Argentine peso, partially offset by the weakening of the U.S dollar against the euro and Japanese yen.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains, net, primarily reflects the impact of foreign exchange and, to a significantly lesser extent, settlement activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service costs and other, net, for the first quarter of 2016, reflects the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

For information about events and circumstances impacting our tax-related accounts, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

For information related to changes in Accumulated other comprehensive loss, see the “Analysis of the Condensed Consolidated Statements of Comprehensive Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements —Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests.

The changes in our asset and liability accounts as of April 3, 2016, compared to December 31, 2015, generally reflect, among other things, fluctuations in foreign currency exchange rates. The following explanations exclude the impact of foreign exchange.

•
For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business and an increase in the allowance for doubtful accounts, resulting from recent unfavorable developments with a distributor.

•	For Inventories, the change reflects planned inventory reductions, partially offset by inventory builds in the normal course of business.

•	For Other current assets, the change reflects an increase in VAT receivable balances, partially offset by a decrease in receivables associated with our derivative financial instruments.

•	For Property, plant and equipment, less accumulated depreciation (PP&E), the change reflects depreciation during the period, partially offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change reflects amortization, partially offset by the impact of measurement period adjustments related to our acquisition of Hospira (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Research and Development and Collaborative Arrangements and Equity-Method Investments: Acquisitions) and Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets for additional information).

•	For Other noncurrent assets, the change reflects an increase in receivables associated with our derivative financial instruments.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•	For Dividends payable, the change reflects the first quarter 2016 dividend payment made in March 2016.

•	For Accrued compensation and related items, the decrease reflects bonus payments made to employees during the first quarter of 2016.

•
For Other current liabilities, the change reflects accruals for certain legal matters, an increase in VAT payable balances and an increase in payables associated with our derivative financial instruments, partially offset by payments of restructuring accruals and the timing of other payments in the normal course of business.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change reflects a $1.0 billion voluntary pension contribution in January 2016, as well as the information provided in Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change reflects a decrease in the payables associated with our derivative financial instruments, and distributions under certain of the Company’s deferred compensation programs partially offset by changes in accruals in the normal course of business.

•
For Treasury stock, the change reflects $5 billion paid to Goldman, Sachs & Co. in March 2016 pursuant to the terms of an accelerated share repurchase agreement. See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	April 3, 2016	March 29, 2015	% Change
Cash provided by/(used in):
Operating activities	$1,651	$680	*
Investing activities	4,355	6,592	(34)
Financing activities	(7,014)	(6,978)	1
Effect of exchange-rate changes on cash and cash equivalents	(73)	(74)	(2)
Net increase/(decrease) in Cash and cash equivalents	$(1,080)	$220	*

*	Calculation not meaningful.

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

Operating Activities

Our net cash provided by operating activities was $1.7 billion in the first quarter of 2016, compared to $680 million in the same period of 2015. The increase in net cash provided by operating activities reflects an increase in operating earnings, partially offset by the timing of receipts from customers and payments to vendors in the ordinary course of business and an increase in bonus payments made to employees.
In the first quarter of 2016 and 2015, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A. For additional information about changes in other assets and liabilities account balances see also “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.

Investing Activities

Our net cash provided by investing activities was $4.4 billion in the first quarter of 2016, compared to net cash provided by investing activities of $6.6 billion in the same period in 2015. The decrease in net cash provided by investing activities was primarily attributable to:

•	net redemptions of investments of $4.8 billion in the first quarter of 2016, compared to $7.2 billion in the first quarter of 2015, partially offset by:

•
a decrease in cash paid for acquisitions of $568 million (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, and Equity-Method Investments: Acquisitions).

Financing Activities

Our net cash used in financing activities was $7.0 billion in both periods presented, and reflects:

•	purchases of common stock of $5.0 billion in the first quarter of 2016, compared to $6.0 billion in the first quarter of 2015;

•	cash dividends paid of $1.9 billion in the first quarter of 2016, compared to $1.8 billion in the first quarter of 2015; and

•	net payments on short-term borrowings and long-term debt of $481 million in the first quarter of 2016, compared to $136 million in the first quarter of 2015, partially offset by:

•	proceeds from the exercise of stock options of $296 million in the first quarter of 2016, compared to $794 million in the first quarter of 2015.
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

Our long-term debt is rated high-quality by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	April 3, 2016	December 31, 2015
Selected financial assets:
Cash and cash equivalents(a)	$2,561	$3,641
Short-term investments(a)	16,882	19,649
Long-term investments(a)	14,146	15,999
	33,590	39,290
Debt:
Short-term borrowings, including current portion of long-term debt	11,546	10,159
Long-term debt	27,824	28,740
	39,370	38,899
Selected net financial assets/(liabilities)(b)	$(5,780)	$391

Working capital(c)	$12,563	$14,405
Ratio of current assets to current liabilities	1.44:1	1.49:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.41	$10.48

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instruments held.

(b)
Selected net financial assets decreased due to lower net proceeds from redemption/sales of both short-term and long-term investments, partially offset by the net increase in short-term borrowings and long-term debt. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	The decrease in working capital is due to the timing of accruals, cash receipts and payments in the ordinary course of business.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we have received limited payments in 2015 and 2016 from the Greek government on outstanding receivables; the majority of such receivables pertain to 2015 and 2016 revenues. Also, the Greek government has restructured its debt to other third parties in the third quarter of 2015. Accordingly, we have adjusted our allowance for doubtful accounts to reflect these events, and have $56 million in net receivables as of April 3, 2016. Reported revenues from Greece for the first quarter ended April 3, 2016 were $68 million.

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

As of April 3, 2016, we had about $722 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $83 million, were as follows: $55 million in Italy; $16 million in Portugal; $8 million in Greece; and $4 million in Spain.

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

Our assessments about the recoverability of accounts receivables can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions included in our 2015 Financial Report.
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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt		Date of Last Rating Change
	Rating	Rating	Outlook
Moody’s	P-1	A1	Stable	October 2009
S&P	A-1+	AA	Stable	April 2016
Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 3, 2016, we had access to $8.2 billion of lines of credit, of which $792 million expire within one year. Of these lines of credit, $8.0 billion are unused, of which our lenders have committed to loan us $7.3 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2020, may be used to support our commercial paper borrowings.

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

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of February 2016); and the SIMADI rate of 200 (as of February 2016). Effective in March 2016, the CENCOEX rate was replaced by the DIPRO rate of 10 (as of May 2016); the SICAD rate ceased to be offered; and the SIMADI rate was planned to be replaced by the DICOM rate, but the DICOM rate is not published. The Venezuelan government continues to publish the SIMADI rate, and that rate has grown from 206 in March to about 400 (as of May 2016). Recent conditions in Venezuela had us resolve that our Venezuelan bolivar-denominated net monetary assets that are subject to revaluation are no longer expected to be substantially settled at the Venezuelan government CENCOEX official rate of 6.3 or the DIPRO rate of 10, but at a rate of 200.

We cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the SIMADI official rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 3, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

On October 23, 2014, we announced that the Board of Directors had authorized an $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015. In December 2015, the Board of Directors authorized a new $11 billion share repurchase program to be utilized over time.

On March 8, 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. at a price of $29.36 per share, which represented, based on the closing share price of our common stock on the New York Stock Exchange on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of April 3, 2016, the common stock received is included in Treasury Stock. At settlement of the agreement, which is expected to occur during the second quarter of 2016, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment based on the volume-weighted average price, less a discount, of Pfizer's common stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	April 3 2016(a)	March 29, 2015(b)
Shares of common stock purchased	136	182
Cost of purchase	$5.0	$6.0

(a)
Represents shares purchased pursuant to an accelerated share repurchase agreement. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities" in Part II, Item 2 of this Quarterly Report on Form 10-Q.

(b)
Includes approximately151 million shares purchased for $5 billion pursuant to an accelerated share repurchase agreement. For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2015 Annual Report on Form 10-K.

After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion as of April 3, 2016.

Dividends on Common Stock

In April 2016, our Board of Directors declared a dividend of $0.30 per share, payable on June 1, 2016, to shareholders of record at the close of business on May 13, 2016.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of April 3, 2016

The following table provides a brief description of recently issued accounting standards, not yet adopted:
Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In July 2015, the FASB issued an update related to inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value.	January 1, 2017. Earlier application is permitted as of the beginning of an interim or annual reporting period.	We do not expect the provisions of this new standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance the FASB has issued five Accounting Standard Updates, amending the guidance, effective date, and the SEC has rescinded certain related SEC guidance; the most recent of which was issued in May 2016.
January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the Financial Accounting Standards Board (FASB), which may impact our current conclusions.

In January 2016, the FASB issued an update to its guidance on recognition and measurement of financial assets and liabilities. Among other things, the new guidance makes the following targeted changes to existing guidance:
1. Requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.
2. Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.
3. Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.
	January 1, 2018. Earlier application is not allowed for the amendments in the update, described here, that have potential to impact our consolidated financial statements.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
In February 2016, the FASB issued an update to its guidance on leases. The new ASU provides guidance for both lessee and lessor accounting models. Among other things, the new guidance requires that a right of use asset and a lease liability be recognized for leases with a duration of greater than one year.
	January 1, 2019. Earlier application is permitted	We have not yet completed our review of the impact of this guidance. However, we anticipate recognition of additional assets and corresponding liabilities related to leases on our balance sheet.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2016, the FASB issued new guidance on accounting for employee share-based payments. The new guidance makes the following changes to existing guidance for public companies:
1. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity.
2. The minimum statutory tax withholding requirement to qualify for equity classification has been changed from a limit of the employer's minimum statutory withholding requirements to permitting withholding up to the maximum statutory tax rates in the applicable jurisdictions.
3. Cash paid by an employer when directly withholding shares for tax-withholding purposes will be classified as a financing activity in the statement of cash flows.
4. An option has been added to allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or to account for forfeitures when they occur.
	January 1, 2017, with earlier application permitted.	We have not yet completed our review of the impact of this new guidance on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisition of Hospira, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2016” section of this MD&A, the anticipated costs and cost savings set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” and “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits, including cost savings, expected from our recent acquisition of Hospira and the expected timing of a decision regarding a potential separation of our Innovative Products and Established Products businesses, set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” section of this MD&A; and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2016 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•	the success of external business-development activities, including the ability to satisfy the conditions to closing of any announced transactions in the anticipated time frame or at all;

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

•	risks related to our ability to develop and launch biosimilars;

•	the ability to meet generic and branded competition after the loss of patent protection for our products or competitor products;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the impact of existing and future legislation and regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment;

•
the impact of any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented, and/or any significant additional taxes or fees that may be imposed on the pharmaceutical industry as part of any broad deficit-reduction effort;

•
the impact of U.S. healthcare legislation enacted in 2010—the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act––and of any modification, repeal or invalidation of any of the provisions thereof;

•
U.S. federal or state legislation or regulatory action affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; restrictions on direct-to-consumer advertising; limitations on interactions with healthcare professionals; or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines; as well as pricing pressures for our products as a result of highly competitive insurance markets;

•
legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets;

•
the exposure of our operations outside the U.S. to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes;

•	contingencies related to actual or alleged environmental contamination;

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•	any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;

•
legal defense costs, insurance expenses, settlement costs, the risk of an adverse decision or settlement and the adequacy of reserves related to product liability, patent matters, government investigations, consumer, commercial, securities, antitrust, environmental, employment, tax issues, ongoing efforts to explore various means for resolving asbestos litigation, and other legal proceedings;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls, withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization, and of the internal separation of our commercial operations into our current operating structure;

•	the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

•	risks related to internal control over financial reporting; and

•
risks and uncertainties related to our recent acquisition of Hospira, including, among other things, the ability to realize the anticipated benefits of the acquisition of Hospira, including the possibility that expected cost savings and accretion will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transaction making it more difficult to maintain business and operational relationships; significant transaction costs; and unknown liabilities.

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

Our 2015 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The operating segment information provided in this report does not purport to represent the revenues, costs and income from continuing operations before provision for taxes on income that each of our operating segments would have recorded had each segment operated as a standalone company during the periods presented. The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had any of the operating segments been managed as a standalone company as of, or prior to, December 31, 2015 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for any of the operating segments on a carve-out basis as of December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2015 Financial Report.

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

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we do wish to highlight that, as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company has continued to monitor the new controls over the accounting for intercompany profit in inventory and certain other intercompany accounts implemented during the fourth quarter of 2015 and implemented certain additional enhancements to these controls during the first quarter. The enhancements implemented during the first quarter of 2016 have not materially affected and are not expected to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2015 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2016:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(a), (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2016 through January 31, 2016	1,020,169	$30.06	—	$16,355,862,076
February 1, 2016 through February 28, 2016	371,620	$28.42	—	$16,355,862,076
February 29, 2016 through April 3, 2016	139,382,354	$29.38	136,239,782	$11,355,862,076
Total	140,774,143	$29.38	136,239,782

(a)
On October 23, 2014, we announced that the Board of Directors had authorized an $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015 (the October 2014 Stock Purchase Plan). In December 2015, the Board of Directors authorized a new $11 billion share repurchase program to be utilized over time. On March 8, 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. at a price of $29.36 per share, which represented, based on the closing share price of our common stock on the New York Stock Exchange on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of April 3, 2016, the common stock received is included in Treasury Stock. At settlement of the agreement, which is expected to occur during the second quarter of 2016, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment, as well as the final average price per share, based on the volume-weighted average price, less a discount, of Pfizer's common stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion.

(b)
In addition to the amounts purchased under the accelerated share repurchase agreement, these columns reflect the following transactions during the first fiscal quarter of 2016: (i) the surrender to Pfizer of 3,042,322 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 24,303 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; (iii) the surrender to Pfizer of 328,391shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; (iv) the surrender to Pfizer of 151,279 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options; and (v) the surrender of 988,066 shares of common stock to satisfy withholding obligations in connection with the settlement of total shareholder return units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Pfizer Supplemental Savings Plan.
Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Pfizer Inc.
(Registrant)

Dated:	May 12, 2016	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)