Form 10-Q
period 2016-07-03
PFIZER INC
filed 2016-08-11
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

At August 8, 2016, 6,065,652,424 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2015 Financial Report	Financial Report for the fiscal year ended December 31, 2015, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015
2015 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2015
ACA	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Allergan	Allergan plc
Alliance revenues	revenues from alliance agreements under which we co-promote products discovered by other companies
AM-Pharma	AM-Pharma B.V.
Anacor	Anacor Pharmaceuticals, Inc.
ASU	Accounting Standards Update
Baxter	Baxter International Inc.
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, Scandinavia, South Korea, Finland and New Zealand
DOJ	U.S. Department of Justice
DVT	deep vein thrombosis
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GHD	growth hormone deficiency
GIST	gastrointestinal stromal tumors
GEP	Global Established Pharmaceutical segment
GIP	Global Innovative Pharmaceutical segment
GPD	Global Product Development organization
GS&Co.	Goldman, Sachs & Co.
HER2-	human epidermal growth factor receptor 2-negative
hGH-CTP	human growth hormone
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
IH	Innovative Health
IPR&D	in-process research and development
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LDL	low density lipoprotein
Lilly	Eli Lilly & Company
LOE	loss of exclusivity

MCO	managed care organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDV	multi-dose vial
Moody’s	Moody’s Investors Service
mRCC	metastatic renal cell carcinoma
NDA	new drug application
NOAC	Novel Oral Anticoagulant
NovaQuest	NovaQuest Co-Investment Fund II, L.P. or NovaQuest Co-Investment Fund V, L.P., as applicable
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	Pharmacy Benefit Manager
PDUFA	Prescription Drug User Fee Act
PE	pulmonary embolism
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2016
RAR	Revenue Agent’s Report
RCC	renal cell carcinoma
recAP	recombinant human Alkaline Phosphatase
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SGA	small for gestational age
S&P	Standard and Poor’s
Teuto	Laboratório Teuto Brasileiro S.A.
U.K.	United Kingdom
U.S.	United States
VAT	value added tax
VOC	Global Vaccines, Oncology and Consumer Healthcare segment
WRD	Worldwide Research and Development
Zoetis	Zoetis Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenues	$13,147	$11,853	$26,152	$22,717
Costs and expenses:
Cost of sales(a)	3,174	2,180	6,026	4,018
Selling, informational and administrative expenses(a)	3,471	3,386	6,856	6,491
Research and development expenses(a)	1,748	1,734	3,478	3,620
Amortization of intangible assets	961	872	1,966	1,811
Restructuring charges and certain acquisition-related costs	316	86	457	146
Other (income)/deductions––net	1,068	55	1,398	9
Income from continuing operations before provision for taxes on income	2,410	3,539	5,971	6,621
Provision for taxes on income	375	905	910	1,610
Income from continuing operations	2,035	2,635	5,060	5,011
Discontinued operations––net of tax	1	1	1	6
Net income before allocation to noncontrolling interests	2,035	2,635	5,061	5,017
Less: Net income attributable to noncontrolling interests	16	9	25	14
Net income attributable to Pfizer Inc.	$2,019	$2,626	$5,036	$5,002

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.43	$0.82	$0.81
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.43	$0.82	$0.81

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.42	$0.82	$0.80
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.42	$0.82	$0.80

Weighted-average shares––basic	6,068	6,159	6,110	6,181
Weighted-average shares––diluted	6,137	6,243	6,176	6,267
Cash dividends paid per common share	$0.30	$0.28	$0.60	$0.56

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income before allocation to noncontrolling interests	$2,035	$2,635	$5,061	$5,017

Foreign currency translation adjustments, net	514	(327)	581	(1,635)
	514	(327)	581	(1,635)
Unrealized holding gains/(losses) on derivative financial instruments, net	(571)	452	(845)	137
Reclassification adjustments for realized (gains)/losses(a)	469	(743)	130	(510)
	(102)	(291)	(714)	(373)
Unrealized holding gains/(losses) on available-for-sale securities, net	350	(200)	479	(527)
Reclassification adjustments for realized (gains)/losses(a)	(226)	498	(16)	745
	124	299	463	218
Benefit plans: actuarial gains/(losses), net	(19)	(9)	(19)	22
Reclassification adjustments related to amortization(b)	139	134	278	269
Reclassification adjustments related to settlements, net(b)	22	22	48	62
Other	(57)	(29)	(18)	130
	85	118	288	483
Benefit plans: prior service credits and other, net	87	507	87	506
Reclassification adjustments related to amortization(b)	(41)	(34)	(81)	(69)
Reclassification adjustments related to curtailments, net(b)	—	(7)	(6)	(17)
Other	1	(2)	6	(2)
	48	464	6	418
Other comprehensive income/(loss), before tax	669	263	624	(890)
Tax provision/(benefit) on other comprehensive income/(loss)(c)	36	228	(5)	332
Other comprehensive income/(loss) before allocation to noncontrolling interests	$633	$35	$629	$(1,222)

Comprehensive income before allocation to noncontrolling interests	$2,668	$2,670	$5,690	$3,795
Less: Comprehensive income/(loss) attributable to noncontrolling interests	21	8	24	(3)
Comprehensive income attributable to Pfizer Inc.	$2,647	$2,663	$5,666	$3,797

(a)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	July 3, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$3,411	$3,641
Short-term investments	17,531	19,649
Trade accounts receivable, less allowance for doubtful accounts: 2016—$670; 2015—$384	9,138	8,176
Inventories	7,614	7,513
Current tax assets	3,127	2,662
Other current assets	3,023	2,163
Total current assets	43,845	43,804
Long-term investments	13,124	15,999
Property, plant and equipment, less accumulated depreciation: 2016—$14,637; 2015—$13,502	13,609	13,766
Identifiable intangible assets, less accumulated amortization	43,056	40,356
Goodwill	50,600	48,242
Noncurrent deferred tax assets and other noncurrent tax assets	1,805	1,794
Other noncurrent assets	4,618	3,420
Total assets	$170,658	$167,381

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$13,724	$10,159
Trade accounts payable	3,261	3,620
Dividends payable	1,820	1,852
Income taxes payable	647	418
Accrued compensation and related items	1,594	2,359
Other current liabilities	11,053	10,990
Total current liabilities	32,099	29,399

Long-term debt	30,457	28,740
Pension benefit obligations, net	5,224	6,310
Postretirement benefit obligations, net	1,877	1,809
Noncurrent deferred tax liabilities	28,300	26,877
Other taxes payable	4,116	3,992
Other noncurrent liabilities	5,518	5,257
Total liabilities	107,592	102,384

Commitments and Contingencies

Preferred stock	25	26
Common stock	461	459
Additional paid-in capital	82,138	81,016
Treasury stock	(84,313)	(79,252)
Retained earnings	73,350	71,993
Accumulated other comprehensive loss	(8,891)	(9,522)
Total Pfizer Inc. shareholders’ equity	62,769	64,720
Equity attributable to noncontrolling interests	297	278
Total equity	63,066	64,998
Total liabilities and equity	$170,658	$167,381
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015
Operating Activities
Net income before allocation to noncontrolling interests	$5,061	$5,017
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,812	2,461
Asset write-offs and impairments	983	42
Deferred taxes from continuing operations	(10)	(183)
Share-based compensation expense	387	347
Benefit plan contributions in excess of expense	(857)	(842)
Other adjustments, net	170	(194)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,316)	(1,879)
Net cash provided by operating activities	5,230	4,770

Investing Activities
Purchases of property, plant and equipment	(702)	(497)
Purchases of short-term investments	(8,744)	(16,029)
Proceeds from redemptions/sales of short-term investments	14,757	20,483
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(249)	3,020
Purchases of long-term investments	(3,126)	(5,422)
Proceeds from redemptions/sales of long-term investments	2,427	3,291
Acquisitions of businesses, net of cash acquired	(4,616)	(679)
Acquisitions of intangible assets	(96)	(12)
Other investing activities, net	26	333
Net cash (used in)/provided by investing activities	(323)	4,487

Financing Activities
Proceeds from short-term borrowings	2,307	2,022
Principal payments on short-term borrowings	(2,291)	(11)
Net proceeds from short-term borrowings with original maturities of three months or less	2,182	481
Proceeds from issuance of long-term debt	5,031	—
Principal payments on long-term debt	(4,317)	(2,995)
Purchases of common stock	(5,000)	(6,000)
Cash dividends paid	(3,675)	(3,483)
Proceeds from exercise of stock options	696	981
Other financing activities, net	(2)	154
Net cash used in financing activities	(5,069)	(8,852)
Effect of exchange-rate changes on cash and cash equivalents	(68)	(78)
Net increase/(decrease) in cash and cash equivalents	(230)	327
Cash and cash equivalents, beginning	3,641	3,343
Cash and cash equivalents, end	$3,411	$3,670

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,111	$1,124
Interest	903	914
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q.

We prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 29, 2016 and May 24, 2015. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended July 3, 2016 and June 28, 2015.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our condensed consolidated balance sheets and condensed consolidated statements of income. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2015 Form 10-K.

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Pfizer Inc. and its subsidiaries.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Effective in the second quarter of 2016, our segments were reorganized to reflect that we now manage our innovative pharmaceutical and consumer healthcare operations as one business segment, Pfizer Innovative Health (IH) (previously these businesses were managed as two segments: the GIP segment and the VOC segment). Also, in the second quarter of 2016, we changed the name of our Established Products business to Pfizer Essential Health (EH). We have revised prior-period segment information to reflect the reorganization. For additional information, see Note 13.
In the condensed consolidated balance sheet as of December 31, 2015, we performed certain reclassifications to conform to the current period presentation of Other current assets, Other noncurrent assets, Short-term borrowings, including current portion of long-term debt and Long-term debt, and in the condensed consolidated statement of cash flows for the six months ended June 28, 2015, we performed certain reclassifications to conform to the current presentation of Proceeds from short-term borrowings for debt issuance costs in accordance with the adoption of a new accounting standard (for additional information, see Note 1B).
On June 24, 2016 (the acquisition date), we completed our acquisition of Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities and cash flows of Anacor. The operating results for Anacor for five days from June 24, 2016 to July 3, 2016 were immaterial. See Note 2A for additional information.

On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan entered into on November 22, 2015 was terminated by mutual agreement of the companies. The decision was driven by the actions announced by the U.S. Department of Treasury on April 4, 2016, which the companies concluded qualified as an “Adverse Tax Law Change” under the merger agreement. In connection with the termination of the merger agreement, on April 8, 2016 (which falls into Pfizer’s second fiscal quarter), Pfizer paid Allergan $150 million (pre-tax) for reimbursement of Allergan’s expenses associated with the terminated transaction (see Note 4). Pfizer and Allergan also released each other from any and all claims in connection with the merger agreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 3, 2015, we completed our acquisition of Hospira and, commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira. As a result, legacy Hospira operations are reflected in our results of operations, EH’s operating results, and cash flows for the second quarter and first six months of 2016, but not for the second quarter and first six months of 2015. Legacy Hospira assets and liabilities are reflected in our balance sheets as of July 3, 2016 and December 31, 2015.

B. Adoption of New Accounting Standards

We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. The update does not impact the measurement or recognition of debt issuance costs. As of July 3, 2016, debt issuance costs were $93 million and are presented as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($2 million) and Long-term debt ($91 million). In the December 31, 2015 condensed consolidated balance sheet, we have reclassified debt issuance costs of $79 million ($1 million from Other current assets and $79 million from Other noncurrent assets) and have presented them as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($79 million) to conform to the current period presentation. For additional information, see Note 7A.

We adopted a new standard as of January 1, 2016 that requires an acquirer to recognize adjustments made in the measurement period to provisional amounts of assets acquired and liabilities assumed in a business combination in the reporting period in which the adjustment amounts are determined. There was no material impact to our condensed consolidated financial statements in the second quarter and first six months of 2016 from adopting this standard. For additional information, see Note 2A.

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
Note 2. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment

A. Acquisitions

Anacor Pharmaceuticals, Inc.

On June 24, 2016 (the acquisition date), we completed our acquisition of Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion net of cash acquired), plus $698 million debt assumed. Anacor is now a wholly-owned subsidiary of Pfizer. Anacor is a biopharmaceutical company focused on novel small-molecule therapeutics derived from its boron chemistry platform. Included within Anacor’s pipeline is crisaborole, a non-steroidal topical PDE-4 inhibitor with anti-inflammatory properties. In connection with this acquisition, we recorded $698 million as the fair value of notes payable in cash, and provisionally recorded $5.0 billion in Identifiable intangible assets, primarily consisting of $4.8 billion of In-process research and development, and provisionally recorded $1.8 billion of Goodwill and $1.6 billion of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not been finalized.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hospira, Inc.

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

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in the first six months of 2016 to the provisional amounts initially recorded in 2015 (measurement period adjustments) with a corresponding change to goodwill. Certain estimated values are not yet finalized (see below) and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date.

(MILLIONS OF DOLLARS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2015)	Measurement Period Adjustments(a)	Amounts Recognized as of Acquisition Date (as adjusted)
Working capital, excluding inventories	$274	$(16)	$257
Inventories	1,924	(23)	1,901
PP&E	2,410	(57)	2,352
Identifiable intangible assets, excluding IPR&D	8,270	20	8,290
IPR&D	995	35	1,030
Other noncurrent assets	408	(46)	362
Long-term debt	(1,928)	—	(1,928)
Benefit obligations	(117)	—	(117)
Net income tax accounts	(3,394)	84	(3,310)
Other noncurrent liabilities	(39)	—	(39)
Total identifiable net assets	8,803	(4)	8,799
Goodwill	7,284	4	7,288
Net assets acquired/total consideration transferred	$16,087	$—	$16,087

(a)
The changes in the estimated fair values are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

The change in the provisional amounts did not have a material impact on our results of operations.
The following items are subject to change:

•	Amounts for certain legal and environmental contingencies, pending receipt of certain information that could affect provisional amounts recorded.

•	Amounts for intangibles and PP&E, pending finalization of valuation efforts.

•
Amounts for income tax assets, receivables and liabilities, pending the filing of Hospira pre-acquisition tax returns and the receipt of information including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.

The following table provides supplemental pro forma information as if the acquisition of Hospira had occurred on January 1, 2014:
	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended	Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	June 28, 2015	June 28, 2015
Revenues	$13,037	$25,075
Net income attributable to Pfizer Inc. common shareholders	2,703	5,079
Diluted EPS attributable to Pfizer Inc. common shareholders	0.43	0.81

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
The unaudited supplemental pro forma consolidated results reflect the historical financial information of Pfizer and Hospira, adjusted to give effect to the acquisition of Hospira as if it had occurred on January 1, 2014, primarily for the following pre-tax adjustments:

•	Elimination of Hospira’s historical intangible asset amortization expense (approximately $12 million in the second quarter of 2015 and $24 million in the first six months of 2015).

•
Additional amortization expense (approximately $124 million in the second quarter of 2015 and $251 million in the first six months of 2015) related to the preliminary estimate of the fair value of identifiable intangible assets acquired.

•
Additional depreciation expense (approximately $21 million in the second quarter of 2015 and $43 million in the first six months of 2015) related to the preliminary estimate of the fair value adjustment to PP&E acquired.

•
Adjustment related to the preliminary estimate of the non-recurring fair value adjustment to acquisition-date inventory estimated to have been sold (the addition of $5 million of charges in the second quarter of 2015 and $9 million of charges in the first six months of 2015).

•	Adjustment to decrease interest expense (approximately $10 million in the second quarter of 2015 and $20 million in the first six months of 2015) related to the fair value adjustment of Hospira debt.

•
Adjustment for non-recurring acquisition-related costs directly attributable to the acquisition (the elimination of $30 million of charges in the second quarter of 2015 and $44 million of charges in the first six months of 2015), reflecting non-recurring charges incurred by both Hospira and Pfizer, which would have been recorded in 2014 under the pro forma assumption that the Hospira acquisition was completed on January 1, 2014.

The above adjustments were adjusted for the applicable tax impact. The taxes associated with the adjustments related to the preliminary estimate of the fair value adjustment for acquired intangible assets, PP&E, inventory and debt reflect the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred. The taxes associated with the elimination of Hospira’s historical intangible asset amortization expense and the adjustment for the acquisition-related costs directly attributable to the acquisition were based on the tax rate in the jurisdiction in which the related deductible costs were incurred.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Research and Development and Collaborative Arrangements

Research and Development Arrangement with NovaQuest Co-Investment Fund II, L.P.
In May 2016, our agreement with NovaQuest became effective, under which NovaQuest will fund up to $250 million in development costs related to certain Phase III clinical trials of Pfizer’s bococizumab compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to $195 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on bococizumab net sales over approximately nine years. NovaQuest’s development funding is expected to cover up to 40% of the development costs and will be received over five quarters during 2016 and 2017. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter and first six months of 2016 totaled $69.3 million. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the bococizumab product and royalties on net sales will be recorded as Cost of sales when incurred.
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.
In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter and first six months of 2016 totaled $15.0 million. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

Research and Development Arrangement with RPI Finance Trust

In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter of 2016 totaled $12.9 million and for the first six months of 2016 totaled $21.7 million. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.
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

Collaboration with OPKO Health, Inc.
We entered into a collaborative agreement with OPKO, which closed in January 2015, to develop and commercialize OPKO’s long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. We have received the exclusive license to commercialize hGH-CTP worldwide. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which include Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, all postmarketing studies, manufacturing and commercialization activities for all indications, and we will lead the manufacturing activities related to product development. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. OPKO is also eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD, which is subject to regulatory approval. Upon the launch of hGH-CTP for Pediatric GHD, which is subject to regulatory approval, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin.

C. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited

In the first quarter of 2016 and in the second quarter of 2016, we determined that we had other-than-temporary declines in the value of Hisun Pfizer, our 49%-owned equity-method investment in China, and, therefore, we recognized a loss of $81 million in the first quarter of 2016 and a loss of $130 million in the second quarter of 2016 in Other (income)/deductions––net (see Note 4). The declines in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, primarily as a result of an increase in risk due to the continued slowdown in the Chinese economy and changes in the expected timing and number of new product introductions by Hisun Pfizer. As of July 3, 2016, the carrying value of our investment in Hisun Pfizer is $530 million, which is included in Long-term investments.
In valuing our investment in Hisun Pfizer, we used discounted cash flow techniques, utilizing a 13.0% discount rate, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal, economic and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk. Changes in economic conditions or other factors underlying these assumptions could negatively impact the value of our investment in Hisun Pfizer in future periods.

Investment in Laboratório Teuto Brasileiro S.A.

In the first quarter of 2016, we determined that we had an other-than-temporary decline in the value of Teuto, a 40%-owned generics company in Brazil, and, therefore, we recognized a loss of $50 million in Other (income)/deductions––net (see Note 4) related to our equity-method investment. The decline in value resulted from lower expectations as to the future cash flows to be generated by Teuto, primarily due to a slowdown in Brazilian economic conditions, which have been impacted by political risk, higher inflation, and the depreciation of the Brazilian Real.

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

D. Cost-Method Investment

AM-Pharma B.V.

In April 2015, we acquired a minority equity interest in AM-Pharma, a privately-held Dutch biopharmaceutical company focused on the development of recAP for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option becomes exercisable upon delivery of the clinical trial report after completion of a Phase II trial of recAP in the treatment of Acute Kidney Injury related to sepsis, which is expected to read out in 2017. Under the terms of the agreement, we paid $87.5 million for both the exclusive option and the minority equity interest, which was recorded as a cost-method investment in Long-term investments, and we may make additional payments of up to $512.5 million upon exercise of the option and potential launch of any product that may result from this investment.
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

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We have the following initiatives underway associated with these programs:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of six sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $400 million associated with prior acquisition activity and costs of approximately $1.0 billion associated with new non-acquisition-related cost-reduction initiatives. Through July 3, 2016, we incurred approximately $364 million and $685 million, respectively, associated with these initiatives.

•
The 2014 global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support different reporting requirements. Through July 3, 2016, we incurred costs of approximately $219 million and have completed this initiative.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and consolidation. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $800 million. Through July 3, 2016, we incurred approximately $657 million associated with these initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The costs expected to be incurred during 2014-2016, of approximately $2.4 billion in total for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.
Current-Period Key Activities

In the first six months of 2016, we incurred approximately $625 million in cost-reduction and acquisition-related costs (excluding transaction costs) primarily in connection with the integration of Hospira and the aforementioned manufacturing plant network rationalization and optimization program.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restructuring charges(a):
Employee terminations	$93	$34	$117	$65
Asset impairments	16	5	18	11
Exit costs	31	4	35	10
Total restructuring charges	141	43	170	85
Transaction costs(b)	36	1	60	6
Integration costs(c)	139	42	227	54
Restructuring charges and certain acquisition-related costs	316	86	457	146
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	52	28	99	45
Research and development expenses	1	1	5	2
Total additional depreciation––asset restructuring	53	28	104	47
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	38	28	81	41
Selling, informational and administrative expenses	20	13	33	39
Research and development expenses	5	3	9	12
Other (income)/deductions––net	1	1	1	1
Total implementation costs	64	45	124	93
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$433	$159	$685	$286

(a)
In the six months ended July 3, 2016, Employee terminations represent the expected reduction of the workforce by approximately 600 employees, mainly in manufacturing, sales and research. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.

The restructuring charges for 2016 are associated with the following:

•
For the second quarter of 2016, the IH segment ($5 million); the EH segment ($11 million income); WRD, GPD and Medical (M) (WRD/GPD/M) ($49 million); manufacturing operations ($59 million); and Corporate ($39 million).

•	For the first six months of 2016, IH ($14 million); EH ($8 million income); WRD/GPD/M ($52 million); manufacturing operations ($73 million); and Corporate ($40 million).
The restructuring charges for 2015 are associated with the following:

•	For the second quarter of 2015, IH ($21 million); EH ($2 million income); WRD/GPD/M ($4 million); manufacturing operations ($14 million); and Corporate ($6 million).

•	For the first six months of 2015, IH ($46 million); EH ($8 million); WRD/GPD/M ($16 million); manufacturing operations ($8 million income); and Corporate ($24 million).

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services, most of which in the second quarter of 2016 are directly related to the acquisition of Anacor, and most of which in the first six months of 2016 includes costs related to the Anacor acquisition, as well as costs associated with our terminated transaction with Allergan.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the second quarter and first six months of 2016, integration

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs primarily relate to our acquisition of Hospira and the terminated transaction with Allergan. Integration costs in 2015 represent external incremental costs directly related to our acquisition with Hospira.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2015(a)	$1,109	$—	$48	$1,157
Provision	117	18	35	170
Utilization and other(b)	(248)	(18)	(43)	(309)
Balance, July 3, 2016(c)	$978	$—	$40	$1,018

(a)	Included in Other current liabilities ($776 million) and Other noncurrent liabilities ($381 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($541 million) and Other noncurrent liabilities ($477 million).

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Interest income(a)	$(122)	$(119)	$(234)	$(211)
Interest expense(a)	292	278	598	587
Net interest expense	170	159	363	375
Royalty-related income	(274)	(257)	(461)	(479)
Certain legal matters, net(b)	261	99	534	99
Net gains on asset disposals(c)	(31)	(19)	(39)	(195)
Certain asset impairments(d)	816	25	947	25
Business and legal entity alignment costs(e)	60	63	111	164
Other, net(f)	66	(15)	(57)	20
Other (income)/deductions––net	$1,068	$55	$1,398	$9

(a)
Interest income increased in the second quarter and first six months of 2016, primarily due to higher investment returns. Interest expense increased in the second quarter and first six months of 2016, primarily due to interest on legacy Hospira debt acquired in September 2015 and the addition of new fixed rate debt in the second quarter of 2016, partially offset by the maturity of other fixed rate debt.

(b)
In the second quarter and first six months of 2016, primarily includes amounts to resolve a Multi-District Litigation relating to Celebrex and Bextra pending against the Company in New York federal court for $486 million, which is subject to the negotiation of a final settlement agreement and court approval, a portion of which was accrued for during the first quarter of 2016 and the full amount of which was accrued for during the first six months of 2016, partially offset by the reversal of a legal accrual where a loss is no longer deemed probable. In addition, the first six months of 2016 includes a settlement related to a patent matter. See Note 12A2 for additional information.

(c)
In the first six months of 2016, primarily includes gains on sales/out-licensing of product and compound rights (approximately $31 million). In the first six months of 2015, primarily includes gains on sales/out-licensing of product and compound rights (approximately $69 million) and gains on sales of investments in equity securities (approximately $125 million).

(d)
In the second quarter and first six months of 2016, primarily includes intangible asset impairment charges of $641 million, reflecting (i) $331 million related to developed technology rights for a generic injectable antibiotic product for the treatment of bacterial infections; (ii) $265 million related to an IPR&D compound for the treatment of anemia; and (iii) $45 million of other IPR&D assets, all acquired in connection with our acquisition of Hospira and associated with the EH segment. In addition, 2016 includes an impairment loss of $130 million in the second quarter and $211 million in the first six months related to Pfizer’s 49%-owned equity-method investment with Zhejiang Hisun Pharmaceuticals Co., Ltd. in China, Hisun Pfizer, and the first six months of 2016 includes an impairment loss of $50 million related to Pfizer's 40%-owned equity-method investment in Teuto. For additional information concerning Hisun Pfizer and Teuto, see Note 2C.

The intangible asset impairment charge for the IPR&D compound for the treatment of anemia reflects, among other things, the impact of regulatory delays, including delays resulting from a recent court ruling, requiring a 180-day waiting period after approval before a biosimilar product can be launched. The intangible asset impairment charges for 2016 for developed technology rights and other IPR&D

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets reflect, among other things, the impact of new scientific findings, updated commercial forecasts, changes in pricing, and an increased competitive environment.

(e)
In the second quarter and first six months of 2016 and 2015, represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(f)
In the second quarter and first six months of 2016, primarily includes among other things, $150 million paid to Allergan for reimbursement of Allergan’s expenses associated with the terminated transaction (see Note 1A). The first six months of 2016, also includes income of $116 million from resolution of a contract disagreement.

The following table provides additional information about the intangible assets that were impaired during 2016 in Other (income)/deductions––net:
	Fair Value(a)				Six Months Ended July 3, 2016
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$35	$—	$—	$35	$310
Intangible assets––Developed technology rights (b)	66	—	—	66	331
Total	$101	$—	$—	$101	$641

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C.

(b)
Reflects intangible assets written down to fair value in the first six months of 2016. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 15.6% for the second quarter of 2016, compared to 25.6% for the second quarter of 2015 and was 15.2% for the first six months of 2016, compared to 24.3% for the first six months of 2015.
The lower effective tax rate for the second quarter of 2016 in comparison with the same period in 2015 was primarily due to:

•	a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; as well as

•	an increase in benefits associated with the U.S. R&D tax credit, which was not in effect in the prior year quarter but was permanently extended on December 18, 2015.
The lower effective tax rate for the first six months of 2016 in comparison with the same period in 2015 was primarily due to:

•
benefits related to the final resolution of an agreement in principle reached in February 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position;

•	a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business;

•	benefits associated with our Venezuela operations;

•	an increase in benefits associated with the U.S. R&D tax credit, which was not in effect in the first six months of the prior year but was permanently extended on December 18, 2015; as well as

•
an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•
With respect to Pfizer, the IRS has issued a RAR for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2011-2013 are currently under audit. Tax years 2014-2016 are open, but not under audit. All other tax years are closed.

•
With respect to Hospira, the federal income tax audit of tax years 2010-2011 was effectively settled in the second quarter of 2016. The IRS is currently auditing tax years 2012-2013. Tax years 2014-2015 (through date of acquisition) are open but not under audit. All other tax years are closed. The open tax years and audits for Hospira are not considered material to Pfizer.

•	With respect to Anacor, the open tax years are not considered material to Pfizer.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2010-2016), Japan (2015-2016), Europe (2007-2016, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2016, primarily reflecting Brazil) and Puerto Rico (2010-2016).
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Foreign currency translation adjustments, net(a)	$(1)	$12	$(15)	$97
Unrealized holding gains/(losses) on derivative financial instruments, net	(157)	120	(193)	(103)
Reclassification adjustments for realized (gains)/losses	122	(155)	49	28
	(35)	(34)	(144)	(75)
Unrealized holding gains/(losses) on available-for-sale securities, net	49	(37)	65	(69)
Reclassification adjustments for realized (gains)/losses	(28)	63	(2)	62
	21	25	63	(7)
Benefit plans: actuarial gains/(losses), net	(8)	(4)	(8)	8
Reclassification adjustments related to amortization	47	45	93	90
Reclassification adjustments related to settlements, net	8	8	17	23
Other	(9)	1	(9)	38
	38	49	93	159
Benefit plans: prior service credits and other, net	31	192	31	191
Reclassification adjustments related to amortization	(15)	7	(30)	(6)
Reclassification adjustments related to curtailments, net	—	(22)	(2)	(26)
Other	(2)	(1)	(1)	(1)
	14	176	(3)	159
Tax provision/(benefit) on other comprehensive income/(loss)	$36	$228	$(5)	$332

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(5,863)	$421	$(227)	$(4,733)	$880	$(9,522)
Other comprehensive income/(loss)(a)	598	(571)	399	196	9	630
Balance, July 3, 2016	$(5,265)	$(150)	$172	$(4,538)	$889	$(8,891)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $1 million loss for the first six months of 2016.

As of July 3, 2016, with respect to derivative financial instruments, the amount of unrealized pre-tax losses estimated to be reclassified into income within the next 12 months is $79 million (which is expected to be offset primarily by gains resulting from reclassification adjustments related to foreign currency exchange-denominated intercompany sales).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	July 3, 2016	December 31, 2015
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds(b)	$240	$287
Available-for-sale debt securities(c)	27,374	32,078
Money market funds	1,113	934
Available-for-sale equity securities(c)	584	603
Derivative financial instruments in a receivable position(d):
Interest rate swaps	1,978	837
Foreign currency swaps	92	135
Foreign currency forward-exchange contracts	188	559
	31,569	35,433
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,166	1,388
Private equity securities, carried at equity-method or at cost(e), (f)	1,027	1,336
	2,193	2,724
Total selected financial assets	$33,762	$38,157
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$4	$139
Foreign currency swaps	1,432	1,489
Foreign currency forward-exchange contracts	366	81
	1,802	1,709
Other selected financial liabilities
Short-term borrowings:
Principal amount	13,442	10,160
Net fair value adjustments related to hedging and purchase accounting	290	2
Net unamortized discounts, premiums and debt issuance costs(h)	(8)	(3)
Total short-term borrowings, carried at historical proceeds, as adjusted(e)	13,724	10,159
Long-term debt:
Principal amount	28,113	27,573
Net fair value adjustments related to hedging and purchase accounting	2,432	1,294
Net unamortized discounts, premiums and debt issuance costs(h)	(87)	(127)
Total long-term debt, carried at historical proceeds, as adjusted(i)	30,457	28,740
	44,181	38,899
Total selected financial liabilities	$45,983	$40,608

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 inputs and money market funds measured at net asset value.

(b)
As of July 3, 2016, trading funds are composed of $184 million of trading equity funds and $57 million of trading debt funds. As of December 31, 2015, trading funds are composed of $185 million of trading equity funds and $102 million of trading debt funds. As of July 3, 2016 and December 31, 2015, trading equity funds of $66 million and $85 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $77 million as of July 3, 2016; and foreign currency forward-exchange contracts with fair values of $136 million as of December 31, 2015.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of July 3, 2016 or December 31, 2015. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs. Short-term borrowings include foreign currency short-term borrowings with fair values of $547 million as of December 31, 2015, which are used as hedging instruments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $213 million and foreign currency forward-exchange contracts with fair values of $116 million as of July 3, 2016; and foreign currency swaps with fair values of $234 million and foreign currency forward-exchange contracts with fair values of $59 million as of December 31, 2015.

(h)
We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. See Note 1B for additional information.

(i)
The fair value of our long-term debt (not including the current portion of long-term debt) was $34.6 billion as of July 3, 2016 and $32.7 billion as of December 31, 2015. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	July 3, 2016	December 31, 2015
Assets
Cash and cash equivalents	$848	$978
Short-term investments	17,531	19,649
Long-term investments	13,124	15,999
Other current assets(a)	304	587
Other noncurrent assets(b)	1,954	944
	$33,762	$38,157
Liabilities
Short-term borrowings, including current portion of long-term debt(c)	$13,724	$10,159
Other current liabilities(d)	606	645
Long-term debt(c)	30,457	28,740
Other noncurrent liabilities(e)	1,196	1,064
	$45,983	$40,608

(a)
As of July 3, 2016, derivative instruments at fair value include interest rate swaps ($58 million), foreign currency swaps ($71 million) and foreign currency forward-exchange contracts ($175 million) and, as of December 31, 2015, include interest rate swaps ($2 million), foreign currency swaps ($46 million) and foreign currency forward-exchange contracts ($538 million).

(b)
As of July 3, 2016, derivative instruments at fair value include interest rate swaps ($1.9 billion), foreign currency swaps ($21 million) and foreign currency forward-exchange contracts ($14 million) and, as of December 31, 2015, include interest rate swaps ($835 million), foreign currency swaps ($89 million) and foreign currency forward-exchange contracts ($20 million).

(c)
We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. See Note 1B for additional information.

(d)
As of July 3, 2016, derivative instruments at fair value include interest rate swaps ($3 million), foreign currency swaps ($265 million) and foreign currency forward-exchange contracts ($338 million) and, as of December 31, 2015, include interest rate swaps ($5 million), foreign currency swaps ($560 million) and foreign currency forward-exchange contracts ($80 million).

(e)
As of July 3, 2016, derivative instruments at fair value include interest rate swaps ($1 million), foreign currency swaps ($1.2 billion) and foreign currency forward-exchange contracts ($28 million) and, as of December 31, 2015, include interest rate swaps ($134 million), foreign currency swaps ($928 million) and foreign currency forward-exchange contracts ($1 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				July 3, 2016
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Corporate debt(a)	$4,136	$4,623	$1,707	$33	$10,499
Western European, Asian, Scandinavian and other government debt(b)	7,063	666	8	—	7,738
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	78	2,196	58	—	2,332
U.S. government debt	1,302	508	210	—	2,020
Western European, Scandinavian and other government agency debt(b)	1,700	162	—	—	1,862
Supranational debt(b)	804	375	—	—	1,179
Other asset-backed debt(c)	411	592	31	3	1,037
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	620	69	17	—	706
Held-to-maturity debt securities
Time deposits and other	1,149	1	—	—	1,151
Western European government debt(b)	15	—	—	—	15
Total debt securities	$17,279	$9,193	$2,031	$36	$28,539

(a)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

(b)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

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

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $8.0 billion as of July 3, 2016 and $4.9 billion as of December 31, 2015.

Our short-term debt increased due to the addition of legacy Anacor debt, recorded at the June 24, 2016 acquisition date fair value of $698 million. This debt is redeemable into cash at that amount by August 12, 2016, and otherwise redeemable through the maturity date by the note holders in accordance with the terms of the relevant indenture. As of July 3, 2016, $239 million of the debt has been redeemed.

The following table provides the components of unsecured short-term debt assumed from Anacor:
(MILLIONS OF DOLLARS)	As of July 3, 2016
2.00% Notes (Maturity Date 2021)	$184
2.00% Notes (Maturity Date 2023)	275
Total short-term debt assumed from Anacor	$459

D. Long-Term Debt

On June 3, 2016, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes. The notes are redeemable, in whole or in part, at any time at our option, at a redemption price equal to the greater of 100% of the principal amount of the notes or the sum of the present value of the remaining scheduled payments of principal and interest

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

discounted at the U.S. Treasury rate, plus an incremental spread ranging between 0.5% and 0.15%, depending on the maturity; plus, in each case, accrued and unpaid interest. Interest is payable semi-annually.

The following table provides the principal amounts and components of unsecured long-term debt issued in the second quarter of 2016:
(MILLIONS OF DOLLARS)	Maturity Date	As of July 3, 2016
1.20% Notes (2018 Notes)	June 1, 2018	$1,250
1.45% Notes (2019 Notes)	June 3, 2019	850
1.95% Notes (2021 Notes)	June 3, 2021	1,150
2.75% Notes (2026 Notes)	June 3, 2026	1,250
4.40% Notes (2044 Notes)	May 15, 2044	500
Total long-term debt issued in the second quarter of 2016		$5,000

The following table provides the maturity schedule of our Long-term debt outstanding as of July 3, 2016:
(MILLIONS OF DOLLARS)	2017	2018	2019	2020	After 2020	Total
Maturities	$—	$3,628	$5,710	$385	$20,735	$30,457

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of July 3, 2016, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $31.5 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our 2.0 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of July 3, 2016, the aggregate notional amount of interest rate derivative financial instruments was $19.7 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Three Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(345)	$234	$(243)	$240
Foreign currency forward-exchange contracts	(2)	—	(227)	204	(226)	502
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	3	—	(3)	10	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(46)	(73)	—	—	—	—
Foreign currency swaps	(3)	(2)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	—	21	—	—
All other net	—	—	—	14	—	—
	$(48)	$(75)	$(575)	$483	$(470)	$743

	Six Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(290)	$(498)	$(126)	$(365)
Foreign currency forward-exchange contracts	(1)	—	(558)	621	(8)	875
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	1	2	(15)	259	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(69)	(113)	—	—	—	—
Foreign currency swaps	(4)	(2)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	(26)	19	—	—
All other net	—	—	—	14	—	—
	$(73)	$(113)	$(889)	$416	$(134)	$510

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)
For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)––Unrealized holding losses on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––Foreign currency translation adjustments, net.

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of July 3, 2016, the aggregate fair value of these derivative instruments that are in a net liability position was $805 million, for which we have posted collateral of $806 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, on July 3, 2016, we would have been required to post an additional $4 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term investments.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of July 3, 2016, we had $2.1 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request collateral payments depending on levels of exposure. As of July 3, 2016, we received cash collateral of $859 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	July 3, 2016	December 31, 2015
Finished goods	$2,734	$2,714
Work-in-process	3,931	3,932
Raw materials and supplies	950	867
Inventories	$7,614	$7,513
Noncurrent inventories not included above(a)	$594	$594

(a)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	July 3, 2016			December 31, 2015
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$77,444	$(48,875)	$28,569	$77,613	$(47,193)	$30,419
Brands	1,997	(980)	1,016	1,973	(928)	1,044
Licensing agreements and other	1,801	(962)	839	1,619	(918)	701
	81,242	(50,817)	30,425	81,205	(49,040)	32,165
Indefinite-lived intangible assets
Brands and other	7,025		7,025	7,021		7,021
In-process research and development	5,606		5,606	1,171		1,171
	12,631		12,631	8,192		8,192
Identifiable intangible assets(a)	$93,874	$(50,817)	$43,056	$89,396	$(49,040)	$40,356

(a)
The increase in Identifiable intangible assets, less accumulated amortization, is primarily related to assets acquired as part of the acquisition of Anacor (see Note 2A), the impact of foreign exchange and the impact of measurement period adjustments related to our acquisition of Hospira (see Note 2A), partially offset by amortization and impairments. For information about impairments, see Note 4.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	July 3, 2016
	IH	EH	WRD
Developed technology rights	51%	49%	—%
Brands, finite-lived	81%	19%	—%
Brands, indefinite-lived	70%	30%	—%
In-process research and development	88%	11%	1%

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets, as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $977 million for the second quarter of 2016 and $884 million for the second quarter of 2015, and $2.0 billion for the first six months of 2016 and $1.8 billion for the first six months of 2015.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2015	$23,809	$24,433	$48,242
Additions(a)	1,822	4	1,826
Other(b)	305	227	532
Balance, July 3, 2016	$25,936	$24,664	$50,600

(a)	IH additions relate to our acquisition of Anacor and are subject to change until we complete the valuation of assets acquired and liabilities assumed from Anacor (see Note 2A).

(b)	Primarily reflects the impact of foreign exchange.

Effective in the second quarter of 2016, our segments were reorganized to reflect that we now manage our innovative pharmaceutical and consumer healthcare operations as one business segment, IH (previously these businesses were managed as two segments: the GIP segment and the VOC segment). As IH leadership assesses how to most efficiently manage the IH segment operations, we will assess the impact, if any, that any such changes may have on our reporting units.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Three Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net periodic benefit cost/(credit):
Service cost(e)	$62	$72	$5	$6	$43	$46	$10	$14
Interest cost(e)	134	168	11	13	60	76	22	32
Expected return on plan assets	(240)	(270)	—	—	(98)	(103)	(8)	(13)
Amortization of:
Actuarial losses	99	82	9	11	24	31	7	9
Prior service costs (credits)	1	(2)	—	—	(1)	(2)	(41)	(31)
Curtailments	1	—	—	—	(1)	—	(1)	(7)
Settlements	16	19	6	2	—	1	—	—
	$73	$69	$31	$32	$27	$50	$(11)	$5

	Six Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net periodic benefit cost/(credit):
Service cost(e)	$125	$144	$9	$11	$85	$94	$20	$27
Interest cost(e)	268	337	23	27	119	155	44	64
Expected return on plan assets	(481)	(542)	—	—	(196)	(209)	(17)	(26)
Amortization of:
Actuarial losses	199	165	18	23	46	63	15	18
Prior service costs (credits)	2	(3)	(1)	(1)	(1)	(3)	(82)	(62)
Curtailments	3	1	—	—	(1)	—	(6)	(17)
Settlements	31	45	16	17	1	1	—	—
	$146	$147	$66	$77	$53	$101	$(27)	$6

(a)
The increase in net periodic benefit costs for the three months ended July 3, 2016, compared to the three months ended June 28, 2015, is due primarily to (i) a lower expected return on plan assets resulting from a lower expected rate of return as well as a net decrease of approximately $1.1 billion in the asset base due in part to lump-sum payments made in 2015 to certain terminated vested colleagues to settle Pfizer’s pension obligation, partially offset by a voluntary contribution of $1.0 billion made at the beginning of January 2016, and (ii) an increase in the amounts amortized for actuarial losses as a result of the addition of Hospira qualified plans. The aforementioned increases were partially offset by (i) lower service and interest costs, resulting from a change in our approach for measuring service and interest costs (see (e) below) and (ii) lower settlement activity. The slight decrease in net periodic benefit costs for the six months ended July 3, 2016, compared to the six months ended June 28, 2015, for our U.S. qualified pension plans was primarily driven by (i) lower service and interest costs, resulting from a change in our approach for measuring service and interest costs (see (e) below) and (ii) lower settlement activity. The aforementioned decreases were largely offset by (i) a lower expected return on plan assets resulting from a lower expected rate of return as well as a net decrease of approximately $1.1 billion in the asset base due in part to lump-sum payments made in 2015 to certain terminated vested colleagues to settle Pfizer’s pension obligation, partially offset by a voluntary contribution of $1.0 billion made at the beginning of January 2016, and (ii) an increase in the amounts amortized for actuarial losses as a result of the addition of Hospira qualified plans.

(b)
The decrease in net periodic benefit costs for the three and six months ended July 3, 2016, compared to the three and six months ended June 28, 2015, for our U.S. non-qualified pension plans was primarily driven by (i) a decrease in the amounts amortized for actuarial losses resulting from the increase, in 2015, in the discount rate used to determine the benefit obligation and (ii) lower service and interest costs resulting from a change in our approach for measuring service and interest costs (see (e) below). For the three months ended July 3, 2016, compared to the three months ended June 28, 2015, the aforementioned decreases were largely offset by an increase in settlement activity

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

due to timing of settlement payments made; for the six months ended July 3, 2016, compared to the six months ended June 28, 2015, settlement activity was consistent with the prior year.

(c)
The decrease in net periodic benefit costs for the three and six months ended July 3, 2016, compared to the three and six months ended June 28, 2015, for our international pension plans was primarily driven by (i) lower service and interest costs, resulting from favorable foreign exchange rate changes and a change in our approach for measuring service and interest costs (see (e) below), and (ii) a decrease in the amounts amortized for actuarial losses resulting from large gains in 2015, which decreased the plan net loss position, partially offset by a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets, and favorable foreign exchange rates changes.

(d)
The change from net periodic benefit costs to net periodic benefit credits for the three and six months ended July 3, 2016, compared to the three and six months ended June 28, 2015, for our postretirement plans was primarily driven by (i) lower service and interest costs, resulting from a change in our approach for measuring service and interest costs (see (e) below) and (ii) an increase in prior service credits due to the postretirement medical plan cap changes during 2015. The aforementioned changes were partially offset by (i) a decrease in expected return on plan assets, primarily resulting from a decrease in plan assets reflecting payments by the plan for IRC 401(h) reimbursements to Pfizer for eligible 2014 and 2015 prescription drug expenses for certain retirees, and (ii) lower curtailment gains.

(e)
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for U.S. and certain international pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the bond model or yield curve used to measure the respective plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the spot rates along the yield curve for certain international plans, or a yield curve implied from our specific detailed bond model for U.S. plans, to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. The expected reduction in expense for 2016 associated with this change in estimate is $191 million, including $42 million from international plans, which is expected to be recognized evenly over each quarter of the year.

As of and for the six months ended July 3, 2016, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from/(reimbursements of) our general assets for the six months ended July 3, 2016(a)	$1,000	$100	$95	$(100)
Expected contributions from our general assets during 2016(b)	$1,000	$149	$181	$(4)

(a)	Contributions to the postretirement plans reflect IRC 401(h) reimbursements totaling $198 million received for eligible 2014 and 2015 prescription drug expenses for certain retirees.

(b)
Contributions expected to be made for 2016 are inclusive of amounts contributed during the six months ended July 3, 2016, including the $1.0 billion voluntary contribution that was made in January 2016 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Six Months Ended
(IN MILLIONS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
EPS Numerator––Basic
Income from continuing operations	$2,035	$2,635	$5,060	$5,011
Less: Net income attributable to noncontrolling interests	16	9	25	14
Income from continuing operations attributable to Pfizer Inc.	2,019	2,626	5,035	4,996
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,018	2,625	5,034	4,996
Discontinued operations––net of tax	1	1	1	6
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—	—	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	1	1	1	6
Net income attributable to Pfizer Inc. common shareholders	$2,019	$2,626	$5,035	$5,002
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,018	$2,626	$5,035	$4,996
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	1	1	1	6
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,019	$2,626	$5,035	$5,002
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,068	6,159	6,110	6,181
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	69	83	67	86
Weighted-average number of common shares outstanding––Diluted	6,137	6,243	6,176	6,267
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	45	56	65	45

(a)
These common stock equivalents were outstanding for the six months ended July 3, 2016 and June 28, 2015, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.

On March 8, 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. based on a price of $29.36 per share, which represented, based on the closing share price of our common stock on the NYSE on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. On June 20, 2016, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 18 million shares of our common stock from GS&Co. on June 20, 2016. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $32.38 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion at July 3, 2016.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Toviaz (fesoterodine)
We have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH (UCB), which owns the patents relating to Toviaz.

Beginning in May 2013, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “Orange Book”. Beginning in June 2013, we filed actions against all of those generic drug manufacturers in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022. In June and July 2015, we settled with four of the eight generic defendants. The trial relating to the remaining defendants occurred in July 2015. In April 2016, the District Court held that the patents that were the subject of the lawsuit were valid and infringed. The defendants’ deadline to appeal this decision expired in June 2016.

In December 2014, Mylan Pharmaceuticals, Inc. (Mylan Pharmaceuticals) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In January 2015, we filed action against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022.

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

In addition, in September 2015 and December 2015, we received notices of Section 505(b)(2) new drug applications filed by each of Mylan Laboratories and Accord Healthcare Inc. (Accord) for tigecycline injectable products. Mylan Laboratories and Accord assert the invalidity and non-infringement of the polymorph patent for Tygacil, and two formulation patents for Tygacil that expire in 2028 and 2029, respectively. In October 2015, we filed suit against Mylan Laboratories in the U.S. District Court for the District of Delaware and in the U.S. District Court for the District of West Virginia asserting the validity and infringement of the patents that are the subject of the lawsuit. In February 2016, we filed suit against Accord in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Middle District of North Carolina asserting the validity and infringement of the patents that are the subject of the lawsuit.

Precedex Premix
In June 2014, Ben Venue Laboratories, Inc. (Ben Venue) notified our subsidiary, Hospira, that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that a patent relating to the use of Precedex in an intensive care unit setting, which expires in March 2019, was invalid or not infringed. In August 2014, Hospira and Orion Corporation (co-owner of the patent that is the subject of the lawsuit) filed suit against Ben Venue, Hikma Pharmaceuticals PLC (Hikma), and West-Ward Pharmaceutical Corp. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patent that is the subject of the lawsuit. In October 2014, Eurohealth International Sarl was substituted for Ben Venue and Hikma. In June 2016, this case was settled on terms not material to Pfizer.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Toviaz (fesoterodine) - Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories filed petitions with the U.S. Patent & Trademark Office requesting Inter Partes Reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019, and a patent covering salts of fesoterodine that expires in 2022.  The patents are owned by UCB and we have an exclusive, worldwide license to market Toviaz from UCB. In July 2016, the Patent Trial and Appeal Board agreed to institute Inter Partes Reviews of all five patents.
Action In Which We Are The Defendant

Effexor XR (venlafaxine HCl)
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

The trial in this action was held in January 2014, and the Federal Court issued various findings in March 2014. On June 30, 2014, the Federal Court issued a judgment based on those findings, awarding Teva Canada Limited damages of approximately Canadian dollars 125 million, consisting of compensatory damages, pre-judgment interest and legal costs. This judgment was satisfied by Pfizer Canada Inc., as successor to the Wyeth companies, in July 2014. In September 2014, Pfizer Canada Inc. appealed the judgment and, in May 2016, the Federal Court of Appeal vacated the lower court’s decision and remanded the case to the lower court for further proceedings.

A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of July 3, 2016, approximately 55,620 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is now a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain of our current and former officers violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and “ERISA” Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In May 2014, the court in the Multi-District Litigation granted Pfizer’s motion to exclude the testimony of the plaintiffs’ loss causation and damages expert. We subsequently filed a motion

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for summary judgment seeking dismissal of the litigation, and the plaintiffs filed a motion for leave to submit an amended report by their expert. In July 2014, the court denied the plaintiffs’ motion for leave to submit an amended report, and granted our motion for summary judgment, dismissing the plaintiffs’ claims in their entirety. In August 2014, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In April 2016, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. In July 2016, the parties reached an agreement in principle to resolve this matter for all defendants for $486 million, a portion of which was recorded in Other (income)/deductions––net for the three months ended July 3, 2016, and the full amount of which was recorded in Other (income)/deductions––net for the six months ended July 3, 2016. The agreement in principle is subject to the negotiation of a final settlement agreement and court approval, and the payment will be made in accordance with the terms of the settlement agreement.

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
Zoloft
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Zoloft. Among other types of actions, the Zoloft personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Zoloft by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Zoloft. In April 2012, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Zoloft Products Liability Litigation MDL-2342) in the U.S. District Court for the Eastern District of Pennsylvania. A number of plaintiffs have voluntarily dismissed their actions. In April 2016, the District Court granted our motion for summary judgment, dismissing the claims of almost all of the remaining plaintiffs. In May 2016, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Third Circuit.
Lipitor

•	Whistleblower Action
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In August 2014, the U.S. Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction and sent the case back to the District Court for clarification of its ruling regarding the plaintiff’s employment claims. In November 2014, the District Court granted plaintiff’s motion for a partial final judgment certifying the dismissal of the false claims counts, and plaintiff appealed the order dismissing those claims to the U.S. Court of Appeals for the Second Circuit. In May 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s dismissal of the false claims counts.

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

Monsanto-Related Matters
In 1997, Monsanto Company (Former Monsanto) contributed certain chemical manufacturing operations and facilities to a newly formed corporation, Solutia Inc. (Solutia), and spun off the shares of Solutia. In 2000, Former Monsanto merged with Pharmacia & Upjohn Company to form Pharmacia Corporation (Pharmacia). Pharmacia then transferred its agricultural operations to a newly created subsidiary, named Monsanto Company (New Monsanto), which it spun off in a two-stage process that was completed in 2002. Pharmacia was acquired by Pfizer in 2003 and is a wholly owned subsidiary of Pfizer.
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

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, lodged a complaint and consent decree with the federal District Court for the District of New Jersey that will allow Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.

In August 2016, Pfizer Pharmaceuticals LLC (PPLLC) and the EPA began negotiations to resolve alleged past deviations from certain administrative provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. PPLLC is cooperating with the EPA to resolve this matter and the civil penalties, if any, resulting from the resolution of this matter will not have a material impact to Pfizer.

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

In 2012, Pfizer sold the U.K. Marketing Authorisation for phenytoin sodium capsules to a third party, but retained the right to supply the finished product to that third party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws.

A5. Legal Proceedings––Matters Resolved During the First Six Months of 2016

During the first six months of 2016, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.
Sutent (sunitinib malate)
In May 2010, Mylan Pharmaceuticals notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2021, and two other patents that expire in 2020 and 2021, respectively. In June 2010, we filed suit against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware asserting the infringement of those three patents. The patent expiring in 2020 was dismissed from the case prior to trial. In October 2014, the court held that the two patents expiring in 2021 were valid and infringed. In October 2014, Mylan Pharmaceuticals appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In January 2016, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision upholding the validity and infringement of the two patents expiring in 2021.

Protonix
In 2009, the U.S. Department of Justice (DOJ) filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006, prior to Wyeth’s acquisition by Pfizer, violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number in the U.S. District Court for the District of Massachusetts asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. On February 12, 2016, Wyeth and the DOJ reached an agreement in principle to resolve the actions pending in the U.S. District Court for the District of Massachusetts for $784.6 million, which was recorded in Other (income)/deductions––net for the year ended December 31, 2015 and paid on April 29, 2016. In April 2016, the agreement was finalized. The final agreement does not include an admission of liability by Wyeth.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). Effective in the second quarter of 2016, our segments were reorganized to reflect that we now manage our innovative pharmaceutical and consumer healthcare operations as one business segment, IH (previously these businesses were managed as two segments: the GIP segment and the VOC segment). We have revised prior-period information (Revenues and Earnings, as defined by management) to reflect the reorganization. Also, in the second quarter of 2016, we changed the name of our Established Products business to Pfizer Essential Health. The IH and EH segments are each led by a single manager. Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof-of-concept. Each business has a geographic footprint across developed and emerging markets.
We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Segments

Some additional information about our business segments follows:
IH Segment	EH Segment
IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare. Key therapeutic areas include vaccines, oncology, inflammation/immunology, cardiovascular/metabolic, neuroscience/pain, rare diseases and consumer healthcare and include leading brands, such as Prevnar/Prevenar 13, Xeljanz, Eliquis, Lyrica (U.S., Japan and certain other markets), Enbrel (outside the U.S. and Canada) and Viagra (U.S. and Canada), as well as several well-known, OTC consumer products.

EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars and infusion systems. EH also includes a new EH research and development organization as well as our contract manufacturing business.

Effective as of the beginning of 2016, the following changes impact EH:

•
Our entire contract manufacturing business, Pfizer CentreOne, is part of EH. Pfizer CentreOne (previously known as Pfizer CentreSource or PCS) consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($133 million of PCS revenues and $30 million of PCS earnings in the second quarter of 2015, and $244 million of PCS revenues and $52 million of PCS earnings in the first six months of 2015) to conform to the current period presentation as part of EH.

•
In connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. The new R&D organization within EH expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $67 million of costs in the second quarter of 2015 and $134 million of costs in the first six months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

Effective as of the beginning of the second quarter of 2016, the following changes impact IH:

•
In connection with the formation of the GPD organization, a new unified center for late-stage development for our innovative products, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $73 million of costs in the second quarter of 2015 and approximately $147 million of costs in the first six months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.

Our chief operating decision maker uses the revenues and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
WRD, which is generally responsible for research projects for our IH business until proof-of-concept is achieved and then for transitioning those projects to the IH segment via the newly formed GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including EH R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

•
GPD, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects. In connection with the formation of the GPD organization, certain development-related functions transferred from WRD and IH to GPD.

•
Pfizer Medical, which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations.

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

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, which are substantive and in some cases recurring, or unusual items that are evaluated on an individual basis by management and which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $171 billion as of July 3, 2016 and approximately $167 billion as of December 31, 2015.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Reportable Segments:
IH(b)	$7,105	$6,630	$4,179	$3,764
EH(c)	6,042	5,223	3,198	3,144
Total reportable segments	13,147	11,853	7,377	6,908
Other business activities(d)	—	—	(708)	(715)
Reconciling Items:
Corporate(e)	—	—	(1,256)	(1,286)
Purchase accounting adjustments(e)	—	—	(984)	(835)
Acquisition-related costs(e)	—	—	(202)	(68)
Certain significant items(f)	—	—	(1,506)	(305)
Other unallocated	—	—	(312)	(160)
	$13,147	$11,853	$2,410	$3,539

	Six Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Reportable Segments:
IH(b)	$14,139	$12,368	$8,282	$6,813
EH(c)	12,013	10,348	6,857	6,359
Total reportable segments	26,152	22,717	15,139	13,172
Other business activities(d)	—	—	(1,404)	(1,412)
Reconciling Items:
Corporate(e)	—	—	(2,619)	(2,573)
Purchase accounting adjustments(e)	—	—	(2,137)	(1,738)
Acquisition-related costs(e)	—	—	(317)	(91)
Certain significant items(f)	—	—	(2,144)	(532)
Other unallocated	—	—	(548)	(205)
	$26,152	$22,717	$5,971	$6,621

(a)	Income from continuing operations before provision for taxes on income.

(b)
Effective as of the beginning of the second quarter of 2016, in connection with the formation of the GPD organization, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $73 million of costs in the second quarter of 2015 and approximately $147 million of costs in the first six months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.

(c)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira commercial operations, including the legacy Hospira One-2-One contract manufacturing business, are included in EH’s operating results in our condensed consolidated statements of income for the second quarter and first six months of 2016, but not for the second quarter and first six months of 2015. See Note 2A for additional information. Effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne, is part of EH. Pfizer CentreOne (previously known as Pfizer CentreSource or PCS) consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($133 million of PCS revenues and $30 million of PCS earnings in the second quarter of 2015, and $244 million of PCS revenues and $52 million of PCS earnings in the first six months of 2015) to conform to the current period presentation as part of EH. As noted above, also effective as of the beginning of 2016, in connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. We have reclassified approximately $67 million of costs in the second quarter of 2015 and $134 million of costs in the first six months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

(d)	Other business activities includes the costs managed by our WRD, GPD and Pfizer Medical organizations.

(e)	For a description, see the “Other Costs and Business Activities” section above.

(f)
Certain significant items are substantive and in some cases recurring (such as restructuring or legal charges), or unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the second quarter of 2016, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $231 million, (ii) charges for certain legal matters of $261 million, (iii) certain asset impairment charges of $816 million, (iv) charges for business and legal entity alignment of $60 million and (v) other charges of $138 million. For additional information, see Note 3 and Note 4.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the first six months of 2016, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $368 million, (ii) charges for certain legal matters of $546 million, (iii) certain asset impairment charges of $947 million, (iv) charges for business and legal entity alignment of $111 million and (v) other charges of $172 million. For additional information, see Note 3 and Note 4.
For Earnings in the first six months of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $195 million, (ii) charges for business and legal entity alignment of $164 million, (iii) charges for certain legal matters of $92 million, and (iv) other charges of $81 million. For additional information, see Note 3 and Note 4.
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
B. Geographic Information

The following table provides revenues by geographic area(a):
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
United States	$6,335	$4,994	27	$12,960	$9,428	37
Developed Europe(b)	2,440	2,380	3	4,810	4,691	3
Developed Rest of World(c)	1,718	1,558	10	3,238	3,050	6
Emerging Markets(d)	2,655	2,921	(9)	5,143	5,548	(7)
Revenues	$13,147	$11,853	11	$26,152	$22,717	15

(a)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira operations are included in our condensed consolidated statements of income for the second quarter and first six months of 2016, but not for the second quarter and first six months of 2015. See Note 2A for additional information.

(b)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $1.9 billion and $1.8 billion in the second quarter of 2016 and 2015, respectively, and $3.7 billion and $3.6 billion in the first six months of 2016 and 2015, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
PFIZER INNOVATIVE HEALTH (IH)(a)	$7,105	$6,630	$14,139	$12,368
Internal Medicine	$2,190	$1,895	$4,314	$3,546
Lyrica IH(b)	1,048	907	2,059	1,753
Viagra IH(c)	300	334	600	622
Chantix/Champix	213	173	434	332
Toviaz	67	71	131	134
BMP2	61	75	112	113
Alliance revenues(d)	371	291	722	498
All other Internal Medicine	130	44	257	94
Vaccines	$1,365	$1,580	$2,935	$2,908
Prevnar/Prevenar 13	1,258	1,503	2,766	2,808
FSME/IMMUN-TicoVac	42	56	69	65
All other Vaccines	65	21	100	34
Oncology	$1,101	$713	$2,102	$1,240
Ibrance	514	140	942	178
Sutent	285	294	563	536
Xalkori	137	119	275	230
Inlyta	108	111	209	206
All other Oncology	57	49	112	90
Inflammation & Immunology (I&I)	$999	$966	$1,947	$1,829
Enbrel (Outside the U.S. and Canada)	766	822	1,500	1,581
Xeljanz	217	128	414	224
All other I&I	16	16	33	24
Rare Disease	$614	$636	$1,182	$1,198
BeneFIX	183	193	367	366
Genotropin	152	167	277	306
Refacto AF/Xyntha	139	142	268	262
Somavert	59	55	114	104
Rapamune	47	53	93	106
All other Rare Disease	33	26	63	53
Consumer Healthcare	$837	$840	$1,659	$1,648
PFIZER ESSENTIAL HEALTH (EH)(e)	$6,042	$5,223	$12,013	$10,348
Legacy Established Products (LEP)(f)	$2,864	$2,934	$5,664	$5,782
Lipitor	461	509	872	950
Premarin family	251	259	507	491
Norvasc	240	251	476	503
EpiPen	93	85	190	161
Xalatan/Xalacom	94	99	182	201
Relpax	87	82	165	162
Zoloft	77	93	156	179
Zithromax/Zmax(g)	67	61	147	140
Effexor	67	74	137	147
Tikosyn	55	42	116	79
Xanax/Xanax XR	55	54	108	109
Cardura	48	55	94	106
Neurontin	47	48	91	103
Depo-Provera	34	51	68	88
All other LEP	1,187	1,172	2,355	2,364
Sterile Injectable Pharmaceuticals (SIP)(h)	$1,497	$751	$3,021	$1,479
Medrol(g)	115	99	228	186
Sulperazon	105	80	201	179
Fragmin	82	88	160	162
Tygacil	59	77	134	150
All other SIP	1,136	407	2,297	803

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Peri-LOE Products(i)	$1,111	$1,406	$2,201	$2,843
Lyrica EH(b)	214	312	431	652
Pristiq	194	177	372	338
Celebrex	183	224	355	428
Vfend	162	162	319	345
Zyvox	114	259	240	530
Viagra EH(c)	101	113	197	221
Revatio	74	65	140	128
All Other Peri-LOE Products	69	94	146	201
Infusion Systems(j)	$295	$—	$599	$—
Biosimilars(k)	$78	$—	$145	$—
Pfizer CentreOne(l)	$196	$133	$384	$244
Revenues	$13,147	$11,853	$26,152	$22,717

Total Lyrica(b)	$1,261	$1,219	$2,490	$2,406
Total Viagra(c)	$401	$448	$796	$843
Total Alliance revenues	$376	$311	$736	$533

(a)	The IH business, previously known as the Innovative Products business, encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare.

(b)
Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in Lyrica EH. All other Lyrica revenues are included in Lyrica IH. Total Lyrica revenues represent the aggregate of worldwide revenues from Lyrica IH and Lyrica EH.

(c)
Viagra revenues from the U.S. and Canada are included in Viagra IH. All other Viagra revenues are included in Viagra EH. Total Viagra revenues represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

(d)	Includes Eliquis (2016 and 2015) and Rebif (2015 only).

(e)
The EH business, previously known as the Established Products business, encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Infusion Systems, Biosimilars and Pfizer CentreOne and includes all legacy Hospira commercial operations. Hospira's commercial operations, including the legacy Hospira One-2-One sterile injectables contract manufacturing business, are included in EH’s operating results in our condensed consolidated statements of income, commencing from the acquisition date of September 3, 2015. As a result, EH's revenues for the second quarter and first six months of 2015 do not include Hospira's revenues. Also, effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne, is part of EH. Pfizer CentreOne (previously known as Pfizer CentreSource or PCS) consists of (i) legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including our manufacturing and supply agreements with Zoetis; and (ii) legacy Hospira's One-2-One sterile injectables contract manufacturing operation. Prior to 2016, PCS was managed outside our operating segments and its revenues were reported as other business activities. We have reclassified prior period PCS revenues ($133 million in the second quarter of 2015 and $244 million in the first six months of 2015) to conform to the current period presentation as part of EH.

(f)	Legacy Established Products include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products).

(g)
Prior period revenues for Medrol and Zithromax/Zmax may not agree to previously-disclosed revenues because revenues for those products are now split between the Legacy Established Products and the Sterile Injectable Pharmaceuticals categories.

(h)	Sterile Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).

(i)
Peri-LOE Products include products that have recently lost or are anticipated to soon lose patent protection. These products primarily include Lyrica in certain developed Europe markets, Pristiq globally, Celebrex, Zyvox and Revatio in most developed markets, Vfend and Viagra in certain developed Europe markets and Japan, and Inspra in the EU.

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

(l)
Pfizer CentreOne (previously known as Pfizer CentreSource or PCS) includes (i) revenues from legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including revenues related to our manufacturing and supply agreements with Zoetis; and (ii) revenues from legacy Hospira’s One-2-One sterile injectables contract manufacturing operation.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 3, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended July 3, 2016 and June 28, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
August 11, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 50

This section provides information about the following: Our Business; our performance during the second quarter and first six months of 2016 and 2015; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and our Financial Guidance for 2016.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 62
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 66
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Descriptions	Beginning on page 67
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 71
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 74
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 77
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 78
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 84
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 89
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 90
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 91
This section provides an analysis of our cash flows for the first six months of 2016 and 2015.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 92

This section provides an analysis of selected measures of our liquidity and of our capital resources as of July 3, 2016 and December 31, 2015, as well as a discussion of our outstanding debt and other commitments that existed as of July 3, 2016 and December 31, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 96
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 97

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

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Revenues	$13,147	$11,853	11	$26,152	$22,717	15

Cost of sales	3,174	2,180	46	6,026	4,018	50
% of revenues	24.1%	18.4%		23.0%	17.7%

Selling, informational and administrative expenses	3,471	3,386	2	6,856	6,491	6
% of revenues	26.4%	28.6%		26.2%	28.6%

Research and development expenses	1,748	1,734	1	3,478	3,620	(4)
% of revenues	13.3%	14.6%		13.3%	15.9%

Amortization of intangible assets	961	872	10	1,966	1,811	9
% of revenues	7.3%	7.4%		7.5%	8.0%

Restructuring charges and certain acquisition-related costs	316	86	*	457	146	*
% of revenues	2.4%	0.7%		1.7%	0.6%

Other (income)/deductions––net	1,068	55	*	1,398	9	*
Income from continuing operations before provision for taxes on income	2,410	3,539	(32)	5,971	6,621	(10)
% of revenues	18.3%	29.9%		22.8%	29.1%

Provision for taxes on income	375	905	(59)	910	1,610	(43)
Effective tax rate	15.6%	25.6%		15.2%	24.3%

Income from continuing operations	2,035	2,635	(23)	5,060	5,011	1
% of revenues	15.5%	22.2%		19.4%	22.1%

Discontinued operations––net of tax	1	1	(14)	1	6	(89)

Net income before allocation to noncontrolling interests	2,035	2,635	(23)	5,061	5,017	1
% of revenues	15.5%	22.2%		19.4%	22.1%

Less: Net income attributable to noncontrolling interests	16	9	82	25	14	77
Net income attributable to Pfizer Inc.	$2,019	$2,626	(23)	$5,036	$5,002	1
% of revenues	15.4%	22.2%		19.3%	22.0%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.43	(23)	$0.82	$0.81	1
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.43	(23)	$0.82	$0.81	1

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.42	(21)	$0.82	$0.80	3
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.42	(21)	$0.82	$0.80	3

Cash dividends paid per common share	$0.30	$0.28	7	$0.60	$0.56	7
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

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof-of-concept. For additional information, see the discussion in the “Our Strategy––Commercial Operations” section of this MD&A and see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Our Strategy” section of this MD&A below.

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2015 Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and of our 2015 Financial Report and Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and six months ended May 29, 2016 and May 24, 2015. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended July 3, 2016 and June 28, 2015.
References to operational variances in this MD&A pertain to period-over-period growth rates that exclude the impact of foreign exchange as well as the negative currency impact related to Venezuela. The operational variances are determined by multiplying or dividing, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe presenting these operational variances provides useful information in evaluating the results of our business because exchange rate changes, while part of our ongoing business, can mask positive or negative trends in the business and are not within our control.
On June 24, 2016 (the acquisition date), we completed our acquisition of Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities and cash flows of Anacor. The operating results for Anacor for five days from June 24, 2016 to July 3, 2016 were immaterial. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.
On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan entered into on November 22, 2015 was terminated by mutual agreement of the companies. The decision was driven by the actions announced by the U.S. Department of Treasury on April 4, 2016, which the companies concluded qualified as an “Adverse Tax Law Change” under the merger agreement. In connection with the termination of the merger agreement, on April 8, 2016 (which falls into Pfizer’s second fiscal quarter), Pfizer paid Allergan $150 million (pre-tax) for reimbursement of Allergan’s expenses associated with the terminated transaction (see the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net). Pfizer and Allergan also released each other from any and all claims in connection with the merger agreement.
On September 3, 2015, we completed our acquisition of Hospira and, commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira. As a result, legacy Hospira operations are reflected in our results of operations, EH’s operating results, and cash flows for the second quarter and first six months of 2016, but not for the second quarter and first six months of 2015. Legacy Hospira assets and liabilities are reflected in our balance sheets as of July 3, 2016 and December 31, 2015. See the “Our Business Development Initiatives” and the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives”

sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

Our 2016 Performance

Revenues––Second Quarter 2016

Revenues in the second quarter of 2016 were $13.1 billion, an increase of 11% compared to the same period in 2015. This reflects an operational increase of $1.6 billion, or 13%, partially offset by the unfavorable impact of foreign exchange of $302 million, or 3%.

Revenues––First Six Months 2016

Revenues in the first six months of 2016 were $26.2 billion, an increase of 15% compared to the same period in 2015. This reflects an operational increase of $4.5 billion, or 20%, partially offset by the unfavorable impact of foreign exchange of $1.0 billion, or 5%.

Compared with the first six months of 2015, revenues in the first six months of 2016 were favorably impacted by approximately $800 million as a result of the first six months of 2016 having four additional selling days in the U.S. and four additional selling days in international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015.

The following provides an analysis of the second quarter and the first six months of 2016 operational revenue growth for Pfizer standalone revenues (excluding Hospira):
	Three Months Ended	Six Months Ended
(BILLIONS OF DOLLARS)	July 3, 2016	July 3, 2016
Operational revenues––Pfizer-standalone increase:
Operational consolidated revenues increase	$1.6	$4.5
Less: Revenues from legacy Hospira	(1.1)	(2.3)
Operational revenues––Pfizer-standalone increase	$0.5	$2.1

Components of operational revenues––Pfizer-standalone increase:
Operational revenue growth from certain key products––net	$0.9	$2.9
Operational revenue decrease due to product losses of exclusivity and the co-promotion expiration	(0.4)	(0.8)
Operational revenues––Pfizer-standalone increase	$0.5	$2.1
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Overview” section below for more information, including a discussion of key drivers of our revenue performance.
Income from Continuing Operations Before Provision for Taxes on Income––Second Quarter 2016
Income from continuing operations before provision for taxes on income for the second quarter of 2016 was $2.4 billion, compared to $3.5 billion in the second quarter of 2015, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•	higher cost of sales (up $994 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	higher asset impairments (up $792 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher restructuring charges and certain acquisition-related costs (up $230 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives);

•	higher charges for legal matters (up $161 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher amortization of intangible assets (up $89 million) (see also the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A);

•
higher selling, informational and administrative expenses (up $84 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A); and

•	lower Other, net (down $80 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).

Income from Continuing Operations Before Provision for Taxes on Income––––First Six Months 2016
Income from continuing operations before provision for taxes on income for the first six months of 2016 was $6.0 billion, compared to $6.6 billion in the first six months of 2015, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•	higher cost of sales (up $2.0 billion) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•	higher asset impairments (up $922 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher charges for legal matters (up $435 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher selling, informational and administrative expenses (up $365 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A);

•
higher restructuring charges and certain acquisition-related costs (up $311 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives);

•	higher amortization of intangible assets (up $155 million) (see also the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A); and

•	lower net gains on asset disposals (down $155 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),
partially offset by:

•	lower research and development expenses (down $141 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A);

•	higher Other, net (up $76 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	lower charges for business and legal entity alignment costs (down $54 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).
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

We expect to lose exclusivity for various other products in various markets over the next few years, including, among others, Pristiq in the U.S. in March 2017 and Viagra in the U.S. in late 2017. For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2015 Form 10-K.

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
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2015 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$63 million in the second quarter of 2016 and $68 million in the second quarter of 2015, and $159 million in the first six months of 2016 and $156 million in the first six months of 2015, recorded as a reduction to Revenues related to the Medicare “coverage gap” discount provision; and

•
$92 million in the second quarter of 2016 and $56 million in the second quarter of 2015, and $124 million in the first six months of 2016 and $89 million in the first six month of 2015, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

Governments, MCOs and other payer groups continue to seek increasing discounts on our products through a variety of means, such as leveraging their purchasing power, implementing price controls, and demanding price cuts (directly or by rebate actions). In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to patients and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. In the U.S., a primary government activity with implications for pharmaceutical pricing is deficit reduction. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations. Significant Medicare reductions could also result if Congress chooses to implement the recommendations made annually by the Medicare Payment Advisory Commission, which are primarily intended to extend the fiscal solvency of the Medicare program.
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

The ACA, which expanded the role of the U.S. government as a healthcare payer, is accelerating changes in the U.S. healthcare marketplace, and the potential for additional pricing and access pressures continues to be significant. Many of these developments may impact drug utilization, in particular branded drug utilization. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA originally to be imposed in 2018 (now to be imposed in 2020, per the terms of the fiscal year 2016 omnibus appropriations legislation), are already scaling back healthcare benefits. Some health plans and PBMs are seeking greater pricing predictability from pharmaceutical manufacturers in contractual negotiations. Other health plans and PBMs are increasing their focus on spending on specialty medicines by implementing co-insurance in place of a flat co-payment. Because co-insurance passes on a percentage of a drug’s cost to the patient, this shift has the potential to significantly increase patient out-of-pocket costs.

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

•
Significant portions of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the Japanese yen, the Chinese renminbi, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the U.S. dollar were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. Therefore, significant changes in foreign exchange rates, including those changes resulting from the volatility following the U.K. referendum in which voters approved the exit from the EU, can impact our results and our financial guidance.

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

•
In June 2016, the U.K. electorate voted to leave the EU. The U.K. government has not formally notified the European Council of their intention to leave the EU, which would begin a two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process is expected to be highly complex, and, if needed, may be bilaterally extended. The end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality by both S&P and Moody’s. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. For further discussion of our financial condition and credit ratings, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.

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

Commercial Operations

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). Effective in the second quarter of 2016, our segments were reorganized to reflect that we now manage our innovative pharmaceutical and consumer healthcare operations as one business segment, Pfizer Innovative Health (previously these businesses were managed as two segments: the GIP segment and the VOC segment). We have revised prior-period information to reflect the reorganization. Also, in the second quarter of 2016, we changed the name of our Established Products business to Pfizer Essential Health. The IH and EH segments are each led by a single manager. Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof-of-concept. Each business has a geographic footprint across developed and emerging markets. As IH leadership assesses how to most efficiently manage the IH segment operations, we will assess the impact, if any, that any such changes may have on our reporting units.

Some additional information about our business segments follows:
IH Segment	EH Segment
IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare. Key therapeutic areas include vaccines, oncology, inflammation/immunology, cardiovascular/metabolic, neuroscience/pain, rare diseases and consumer healthcare and include leading brands, such as Prevnar/Prevenar 13, Xeljanz, Eliquis, Lyrica (U.S., Japan and certain other markets), Enbrel (outside the U.S. and Canada) and Viagra (U.S. and Canada), as well as several well-known, OTC consumer products.

EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars and infusion systems. EH also includes a new EH research and development organization as well as our contract manufacturing business.

We expect that the IH biopharmaceutical portfolio of innovative, largely patent-protected, in-line and newly launched products will be sustained by ongoing investments to develop promising assets and targeted business development in areas of focus to help ensure a pipeline of highly-differentiated product candidates in areas of unmet medical need. The assets managed by IH are science-driven, highly differentiated and generally require a high-level of engagement with healthcare providers and consumers.

EH is expected to generate strong consistent cash flow by providing patients around the world with access to effective, lower-cost, high-value treatments. EH leverages our biologic development, regulatory and manufacturing expertise to seek to advance its biosimilar development portfolio. Additionally, EH leverages capabilities in formulation development and manufacturing expertise to help advance its generic sterile injectables portfolio. In addition, EH may also engage in targeted business development to further enable its commercial strategies.

Effective as of the beginning of 2016, the following changes impact EH:

•
Our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is now part of EH. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($133 million of PCS revenues and $30 million of PCS earnings in the second quarter of 2015, and $244 million of PCS revenues and $52 million of PCS earnings in the first six months of 2015) to conform to the current period presentation as part of EH.

•
In connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. The new R&D organization within EH expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $67 million of costs in the second quarter of 2015 and $134 million of costs in the first six months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

Effective as of the beginning of the second quarter of 2016, the following changes impact IH:

•
In connection with the formation of the GPD organization, a new unified center for late-stage development for our innovative products, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $73 million of costs in the second quarter of 2015 and approximately $147 million of costs in the first six months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.

For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the 2016 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
Research and Development Operations

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars, which are being developed by our newly formed EH R&D organization.
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

In the first quarter of 2016, we announced the GPD organization, a new, unified center for late-stage development for our innovative products. GPD is expected to enable more efficient and effective development and enhance our ability to accelerate and progress assets through our pipeline. GPD combines certain previously separate development-related functions from the IH business and the WRD organization to achieve a development capability that is expected to deliver high-quality, efficient, and well-executed clinical programs by enabling greater speed, greater cost efficiencies, and reduced complexity across our development organizations.
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

Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity. For additional information about our current efforts to enforce our intellectual property rights, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see "Risks Related to Intellectual Property" in Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.
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
On March 8, 2016, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase $5 billion of our common stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. In June 2016, we completed the agreement. For additional information, see the “Analysis of Financial Condition, Liquidity and Capital Resources––Share-Purchase Plans and Accelerated Share Repurchase Agreements” section of this MD&A, “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities" in Part II, Item 2 of this Quarterly Report on Form 10-Q and Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.
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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our six high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and essential health medicines, including biosimilars. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our recent acquisitions of Hospira and Anacor, as well as collaborations, and alliance and license agreements with other companies, including our collaborations with Cellectis SA, OPKO Health, Inc. and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses. We are continuing to consider whether a further separation of our IH and EH businesses would be in the best interests of our stockholders. However, no decision has been made regarding any such potential separation; we anticipate making a decision regarding whether to pursue any such potential separation by no later than the end of 2016. For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment and Notes to Condensed Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies.

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
Recording of Assets Acquired and Liabilities Assumed
In 2015, we recorded provisional amounts for the assets acquired and liabilities assumed, which were adjusted in the first six months of 2016 (measurement period adjustments).
Certain estimated values are not yet finalized and are subject to change (see below). We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We will finalize the amounts of assets acquired and liabilities assumed as soon as possible but no later than one year from the acquisition date. For the provisional amounts recognized for the Hospira assets acquired and liabilities assumed as of the acquisition date, see Notes to Condensed Consolidated Financial

Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions.
Measurement Period Adjustments
In the first six months of 2016, we recorded measurement period adjustments that reduced, on a net basis, the preliminary estimate of the fair value of identifiable net assets acquired by $4 million with a corresponding increase to goodwill. The measurement period adjustments did not result from intervening events subsequent to the acquisition date. The change in the provisional amounts did not have a material impact on our results of operations. For the measurement period adjustments to the Hospira assets acquired and liabilities assumed as of the acquisition date that were recognized in the first six months of 2016, see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions.

Provisional Amounts Subject to Change
The following items are subject to change:

•	Amounts for certain legal and environmental contingencies, pending receipt of certain information that could affect provisional amounts recorded.

•	Amounts for intangibles and PP&E, pending finalization of valuation efforts.

•
Amounts for income tax assets, receivables and liabilities, pending the filing of Hospira pre-acquisition tax returns and the receipt of information including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.

Additional Recent Transactions and Events
Additional recent transactions and events are described below:

•
Acquisition of Bamboo Therapeutics, Inc. (Bamboo)––On August 1, 2016, we acquired all the remaining equity in Bamboo, a privately held biotechnology company, focused on developing gene therapies for the treatment of patients with certain rare diseases, for $150 million, plus potential milestone payments to Bamboo’s selling shareholders of up to $495 million contingent upon the progression of key assets through development, regulatory approval and commercialization. We previously purchased a minority stake in Bamboo in the first quarter of 2016 for a payment of approximately $43 million. This acquisition provides us with several clinical and pre-clinical assets that complement our rare disease portfolio, an advanced recombinant Adeno-Associated Virus vector design and production technology, and a fully functional Phase I/II gene therapy manufacturing facility. We do not expect this transaction to have any significant impact on our 2016 financial performance. Following the acquisition, Bamboo is now a wholly-owned subsidiary of Pfizer.

•
Acquisition of Anacor Pharmaceuticals, Inc.––On June 24, 2016 (the acquisition date), we completed the acquisition of Anacor. For additional information, see the “Our Business” section of this MD&A. Included within Anacor’s pipeline is crisaborole, which is currently under review by the FDA for the treatment of mild-to-moderate atopic dermatitis in children and adults, commonly referred to as a type of eczema. The PDUFA goal timing for the completion of the FDA’s review of the crisaborole NDA is early 2017. Anacor also holds the rights to Kerydin, a topical treatment for onychomycosis (toenail fungus) that is distributed and commercialized by Sandoz in the U.S.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund II, L.P.––In May 2016, our agreement with NovaQuest became effective, under which NovaQuest will fund up to $250 million in development costs related to certain Phase III clinical trials of Pfizer’s bococizumab compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to $195 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on bococizumab net sales over approximately nine years. NovaQuest’s development funding is expected to cover up to 40% of the development costs and will be received over five quarters during 2016 and 2017. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter and first six months of 2016 totaled $69.3 million. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the bococizumab product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter and first six months of 2016 totaled $15.0 million. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Terminated Agreement to Combine with Allergan plc––On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan entered into on November 22, 2015 was terminated by mutual agreement of the companies. For additional information, see the “Our Business” section of this MD&A.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter of 2016 totaled $12.9 million and for the first six months of 2016 totaled $21.7 million. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

•
Minority Interest in AM-Pharma B.V.––In April 2015, we acquired a minority equity interest in AM-Pharma, a privately-held Dutch biopharmaceutical company focused on the development of recAP for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option becomes exercisable upon delivery of the clinical trial report after completion of a Phase II trial of recAP in the treatment of Acute Kidney Injury related to sepsis, which is expected to read out in 2017. Under the terms of the agreement, we paid $87.5 million for both the exclusive option and the minority equity interest, which was recorded as a cost-method investment in Long-term investments, and we may make additional payments of up to $512.5 million upon exercise of the option and potential launch of any product that may result from this investment.

•
Collaboration with OPKO Health, Inc.––We entered into a collaborative agreement with OPKO, which closed in January 2015, to develop and commercialize OPKO’s long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA who fail to show catch-up growth by two years of age. hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. We have received the exclusive license to commercialize hGH-CTP worldwide. OPKO will lead the clinical activities and will be responsible for funding the development programs for the key indications, which include Adult and Pediatric GHD and Pediatric SGA. We will be responsible for all development costs for additional indications, all postmarketing studies, manufacturing and commercialization activities for all indications, and we will lead the manufacturing activities related to product development. In February 2015, we made an upfront payment of $295 million to OPKO, which was recorded in Research and development expenses, and OPKO is eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. OPKO is also eligible to receive royalty payments associated with the commercialization of hGH-CTP for Adult GHD, which is subject to regulatory approval. Upon the launch of hGH-CTP for Pediatric GHD, which is subject to regulatory approval, the royalties will transition to tiered gross profit sharing for both hGH-CTP and our product, Genotropin.

•
Acquisition of Marketed Vaccines Business of Baxter International Inc.––On December 1, 2014 (which falls in the first fiscal quarter of 2015 for our international operations), we acquired Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis.

For a description of the more significant recent transactions through February 29, 2016, the filing date of our 2015 Form 10-K, see the “Our Business Development Initiatives” section of our 2015 Financial Report.

Our Financial Guidance for 2016

On August 2, 2016, we reaffirmed our 2016 financial guidance components set forth below(a), (b):

Revenues	$51.0 to $53.0 billion
Adjusted cost of sales as a percentage of revenues	21.0% to 22.0%
Adjusted selling, informational and administrative expenses	$13.7 to $14.7 billion
Adjusted research and development expenses	$7.4 to $7.8 billion
Adjusted other (income)/deductions	Approximately ($500 million) of income
Effective tax rate on adjusted income	Approximately 24.0%
Adjusted diluted EPS	$2.38 to $2.48

(a)	The 2016 financial guidance reflects the following:

•
Pfizer does not provide guidance for GAAP Reported financial measures (other than Revenues) or a reconciliation of forward-looking non-GAAP financial measures to the most directly comparable GAAP Reported financial measures on a forward-looking basis because it is unable to predict with reasonable certainty the ultimate outcome of pending litigation, unusual gains and losses, acquisition-related expenses and potential future asset impairments without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP Reported results for the guidance period.

•	Does not assume the completion of any business development transactions not completed as of July 3, 2016, including any one-time upfront payments associated with such transactions.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through the second quarter of 2016 and the mid-July 2016 exchange rates for the remainder of the year.

•
Guidance for 2016 revenues reflects the anticipated negative impact of $2.3 billion due to recent and expected generic competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Guidance for 2016 revenues also reflects the anticipated negative impact of $1.4 billion as a result of unfavorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2015, including $0.8 billion due to the estimated significant negative currency impact related to Venezuela. The anticipated negative impact on adjusted diluted EPS resulting from unfavorable changes in foreign exchange rates compared to foreign exchange rates from 2015 is approximately $0.10, including $0.07 due to the estimated significant negative currency impact related to Venezuela.

•	Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.2 billion shares.

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

Our 2016 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment”, “The Global Economic Environment” and “Our Strategy” sections of our 2015 Financial Report; and Part I, Item 1A, “Risk Factors” of our 2015 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2015 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (Note 1D); (ii) Fair Value (Note 1E); (iii) Revenues (Note 1G); (iv) Asset Impairments (Note 1K); (v) Income Tax Contingencies (Note 1O); (vi) Pension and Postretirement Benefit Plans (Note 1P); and Legal and Environmental Contingencies (Note 1Q).

For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2015 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions in our 2015 Form 10-K.

For a discussion of recently adopted accounting standards, See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Benefit Plans

Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for U.S. and certain international pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the bond model or yield curve used to measure the respective plan obligations. For 2016, we elected to measure service and interest costs by applying the spot rates along the yield curve for certain international plans, or a yield curve implied from our specific detailed bond model for U.S. plans, to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. The expected reduction in expense for 2016 associated with this change in estimate is $191 million, including $42 million from international plans, which is expected to be recognized evenly over each quarter of the year.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Three Months Ended
	Worldwide		U.S.		International		Worldwide	U.S.	International
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	% Change in Revenues
Operating Segments(a):
IH	$7,105	$6,630	$3,950	$3,459	$3,156	$3,170	7	14	—
EH	6,042	5,223	2,385	1,535	3,656	3,688	16	55	(1)
Total revenues	$13,147	$11,853	$6,335	$4,994	$6,812	$6,859	11	27	(1)

	Six Months Ended
	Worldwide		U.S.		International		Worldwide	U.S.	International
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	% Change in Revenues
Operating Segments(a):
IH	$14,139	$12,368	$8,064	$6,431	$6,075	$5,937	14	25	2
EH	12,013	10,348	4,897	2,996	7,116	7,352	16	63	(3)
Total revenues	$26,152	$22,717	$12,960	$9,428	$13,192	$13,289	15	37	(1)

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––Second Quarter 2016

Revenues in the second quarter of 2016 were $13.1 billion, an increase of 11% compared to the same period in 2015, which reflects an operational increase of $1.6 billion, or 13%, partially offset by the unfavorable impact of foreign exchange of $302 million, or 3%. The operational increase was primarily the result of:

•	inclusion of revenues from legacy Hospira operations of $1.1 billion in the second quarter of 2016; and

•
the continued strong performance of several key products in developed markets, including Ibrance, Lyrica (IH) and Xeljanz, all primarily in the U.S., as well as Eliquis (collectively, up approximately $780 million in the second quarter of 2016), partially offset by:

•
the Prevnar/Prevenar 13 franchise, primarily driven by the expected decline in revenues for Prevnar 13 for adults in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter. International revenues for the pediatric indication for Prevenar 13 also decreased, primarily in emerging markets, reflecting timing of purchases from Gavi, the Vaccine Alliance, and certain other markets, compared to the prior-year quarter (down approximately $230 million in the second quarter of 2016);

•
the loss of exclusivity and associated generic competition for Zyvox, primarily in the U.S. and certain developed Europe markets, and Lyrica (EH), in certain developed Europe markets (collectively, down approximately $210 million in the second quarter of 2016); and

•	the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $90 million in the second quarter of 2016).

Revenues––First Six Months 2016

Revenues in the first six months of 2016, were $26.2 billion, an increase of 15% compared to the same period in 2015, which reflects an operational increase of $4.5 billion, or 20%, partially offset by the unfavorable impact of foreign exchange of $1.0 billion, or 5%. Compared to the first six months of 2015, revenues in the first six months of 2016 were favorably impacted by approximately $800 million as a result of the first six months of 2016 having four additional selling days in the U.S. and international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015. The operational increase, which includes the impact of the additional selling days in the first six months of 2016, was primarily the result of:

•	inclusion of revenues from legacy Hospira operations of $2.3 billion in the first six months of 2016;

•
the continued strong performance of several key products in developed markets, including Ibrance, Lyrica (IH), Xeljanz, Chantix/Champix and Consumer Healthcare, all primarily in the U.S., as well as Eliquis (collectively, up approximately $1.9 billion in the first six months of 2016); and

•
a 6% operational increase in revenues in emerging markets (excluding the contribution from legacy Hospira operations), reflecting continued strong performance primarily from Enbrel and Eliquis and continued strong volume growth from certain other products (collectively, up approximately $320 million in the first six months of 2016), partially offset by:

•
the loss of exclusivity and associated generic competition for Zyvox, primarily in the U.S. and certain developed Europe markets, and Lyrica (EH) in certain developed Europe markets (collectively, down approximately $440 million in the first six months of 2016); and

•	the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $140 million in the first six months of 2016).
Geographically,

•
in the U.S., revenues increased $1.3 billion, or 27%, in the second quarter of 2016, and increased $3.5 billion, or 37%, in the first six months of 2016, compared to the same periods in 2015, reflecting, among other things:

◦	the inclusion of legacy Hospira U.S. operations of approximately $850 million in the second quarter of 2016 and $1.8 billion in the first six months of 2016; and

◦
the continued strong performance of several key products including Ibrance, Lyrica (IH), Eliquis, Xeljanz and Chantix (collectively, up approximately $720 million in the second quarter of 2016 and $1.6 billion in the first six months of 2016), partially offset by:

◦
the expected decline in revenues for Prevnar 13 primarily driven by Prevnar 13 for adults in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter (down approximately $110 million in the second quarter of 2016);

◦
the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $90 million in the second quarter of 2016 and $140 million in the first six months of 2016); and

◦	the loss of exclusivity and associated generic competition for Zyvox (down approximately $70 million in the second quarter of 2016 and $170 million in the first six months of 2016).

•
in our international markets, revenues decreased $47 million, or 1%, in the second quarter of 2016, and decreased $98 million, or 1%, in the first six months of 2016 compared to the same periods in 2015. Foreign exchange unfavorably impacted international revenues by approximately $300 million, or 4%, in the second quarter of 2016 and unfavorably impacted international revenues by approximately $1.0 billion, or 8% in the first six months of 2016. Operationally, revenues increased $253 million, or 4%, in the second quarter of 2016 and increased $931 million, or 7% in the first six months of 2016, compared to the same periods in 2015, reflecting, among other things:

◦	the inclusion of legacy Hospira international operations of approximately $290 million in the second quarter of 2016 and $560 million in the first six months of 2016;

◦	the continued strong performance of Eliquis (up approximately $90 million in the second quarter of 2016 and $180 million in the first six months of 2016); and

◦
the continued strong volume growth from certain other products in emerging markets, excluding the contributions from legacy Hospira and Eliquis and lower revenues from Prevenar 13 pediatric (collectively, up approximately $130 million in the second quarter of 2016 and $360 million in the first six months of 2016), partially offset by:

◦
lower revenues in developed markets for Lyrica (EH) and Zyvox as a result of the loss of exclusivity (collectively, down approximately $150 million in the second quarter of 2016 and $280 million in the first six months of 2016); and

◦
lower revenues for Prevenar 13 primarily for the pediatric indication mostly in emerging markets, reflecting timing of purchases from Gavi, the Vaccine Alliance, and certain other markets, compared to the prior-year period (down approximately $120 million for the second quarter of 2016 and $60 million in the first six months of 2016).

During the second quarter of 2016, international revenues represented 52% of total revenues, compared to 58% in the second quarter of 2015. Excluding foreign exchange, international revenues in the second quarter of 2016 represented 53% of total revenues. During the first six months of 2016, international revenues represented 50% of total revenues compared to 58% in the first six months of 2015. Excluding foreign exchange, international revenues in the first six months of 2016 represented 52% of total revenues. The decline in the percentage of international revenues is primarily due to the inclusion of Hospira.
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

The following table provides information about deductions from revenues:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Medicare rebates(a)	$216	$228	$492	$449
Medicaid and related state program rebates(a)	364	291	735	571
Performance-based contract rebates(a), (b)	636	581	1,225	1,046
Chargebacks(c)	1,414	1,208	2,853	2,251
Sales allowances(d)	1,115	990	2,091	1,894
Sales returns and cash discounts	324	366	688	627
Total(e)	$4,067	$3,665	$8,083	$6,839

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

(b)
Performance-based contract rebates include contract rebates with managed care customers within the U.S., including health maintenance organizations and PBMs, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Outside the U.S., performance-based contract rebates include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to U.S. wholesalers for honoring contracted prices to third parties.

(d)	Sales allowances primarily represent price reductions that are contractual or legislatively mandated outside the U.S., discounts and distribution fees.

(e)
For the three months ended July 3, 2016, associated with the following segments: IH ($1.6 billion) and EH ($2.4 billion). For the three months ended June 28, 2015, associated with the following segments: IH ($1.4 billion); and EH ($2.3 billion). For the six months ended July 3, 2016, associated with the following segments: IH ($3.3 billion) and EH ($4.8 billion). For the six months ended June 28, 2015, associated with the following segments: IH ($2.6 billion) and EH ($4.2 billion).

Total deductions from revenues for the second quarter of 2016 increased 11% compared to the second quarter of 2015, and total deductions from revenues for the first six months of 2016 increased 18% compared to the first six months of 2015, primarily as a result of:

•	an increase in chargebacks from EH products, primarily due to the addition in 2016 of Hospira sterile injectables, and from certain IH products;

•
an increase in performance-based contract rebates primarily due to sales to managed care customers in the U.S. and, for the first six months of 2016, higher rebates in certain developed Europe markets due to competitive pressures post loss of exclusivity for certain products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs.

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.1 billion as of July 3, 2016, of which approximately $2.7 billion is included in Other current liabilities, $332 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.9 billion as of December 31, 2015, of which approximately $2.6 billion is included in Other current liabilities, $272 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Products

The following table provides revenue information for several of our major products:
		Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)		July 3, 2016	% Change(a)		July 3, 2016	% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS		Total	Oper.		Total	Oper.
PFIZER INNOVATIVE HEALTH (IH)(b)		$7,105	7	9	$14,139	14	18
Internal Medicine		$2,190	16	16	$4,314	22	23
Lyrica IH(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,048	15	16	2,059	17	19
Viagra IH(d)	Erectile dysfunction	300	(10)	(10)	600	(4)	(3)
Chantix/Champix	An aid to smoking cessation treatment	213	23	24	434	31	33
Toviaz	Overactive bladder	67	(5)	(6)	131	(2)	(1)
BMP2	Development of bone and cartilage	61	(19)	(19)	112	(1)	(1)
Alliance revenues(e)	Various	371	28	25	722	45	45
All other Internal Medicine	Various	130	*	*	257	*	*
Vaccines		$1,365	(14)	(13)	$2,935	1	3
Prevnar/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,258	(16)	(15)	2,766	(1)	—
FSME/IMMUN-TicoVac	Tick-borne encephalitis vaccine	42	(24)	(26)	69	6	6
All other Vaccines	Various	65	*	*	100	*	*
Oncology		$1,101	54	56	$2,102	69	72
Ibrance	Advanced breast cancer	514	*	*	942	*	*
Sutent	Advanced and/or metastatic RCC, refractory GIST and advanced pancreatic neuroendocrine tumor	285	(3)	—	563	5	10
Xalkori	ALK-positive NSCLC and ROS1-positive NSCLC	137	15	15	275	20	22
Inlyta	Advanced RCC	108	(2)	(3)	209	1	3
All other Oncology	Various	57	16	15	112	25	26
Inflammation & Immunology (I&I)		$999	3	7	$1,947	6	14
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	766	(7)	(3)	1,500	(5)	3
Xeljanz	Rheumatoid arthritis	217	70	72	414	85	87
All Other I&I	Various	16	1	(7)	33	39	33
Rare Disease		$614	(3)	(2)	$1,182	(1)	3
BeneFIX	Hemophilia	183	(5)	(5)	367	—	3
Genotropin	Replacement of human growth hormone	152	(9)	(6)	277	(9)	(5)
Refacto AF/Xyntha	Hemophilia	139	(2)	(1)	268	2	6
Somavert	Acromegaly	59	8	8	114	9	12
Rapamune	Prevention of organ rejection in kidney transplantation	47	(11)	(4)	93	(12)	(4)
All other Rare Disease	Various	33	27	23	63	18	19
Consumer Healthcare		$837	—	5	$1,659	1	7
PFIZER ESSENTIAL HEALTH (EH)(f)		$6,042	16	19	$12,013	16	22
Legacy Established Products (LEP)(g)		$2,864	(2)	2	$5,664	(2)	5
Lipitor	Reduction of LDL cholesterol	461	(9)	(2)	872	(8)	—
Premarin family	Symptoms of menopause	251	(3)	(2)	507	3	4
Norvasc	Hypertension	240	(4)	(2)	476	(5)	(1)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	93	9	10	190	18	19
Xalatan/Xalacom	Glaucoma and ocular hypertension	94	(5)	(4)	182	(9)	(5)
Relpax	Treats the symptoms of migraine headache	87	6	5	165	2	2
Zoloft	Depression and certain anxiety disorders	77	(17)	(14)	156	(13)	(5)
Zithromax/Zmax(h)	Bacterial infections	67	10	12	147	5	10
Effexor	Depression and certain anxiety disorders	67	(9)	(5)	137	(7)	(1)
Tikosyn	Maintenance of normal sinus rhythm, conversion of atrial fibrillation/flutter	55	32	32	116	48	48
Xanax/Xanax XR	Anxiety disorders	55	2	3	108	(1)	4
Cardura	Hypertension/Benign prostatic hyperplasia	48	(11)	(10)	94	(12)	(7)
Neurontin	Seizures	47	(2)	5	91	(12)	1
Depo-Provera	Contraceptive	34	(33)	(31)	68	(23)	(19)
All other LEP	Various	1,187	1	8	2,355	—	9
Sterile Injectable Pharmaceuticals (SIP)(i)		$1,497	99	*	$3,021	*	*
Medrol(h)	Adrenocortical steroid	115	16	21	228	23	29
Sulperazon	Antibiotic	105	31	37	201	13	18
Fragmin	Anticoagulant	82	(7)	(4)	160	(1)	4
Tygacil	Antibiotic	59	(23)	(17)	134	(11)	(3)
All other SIP	Various	1,136	*	*	2,297	*	*

Peri-LOE Products(j)		$1,111	(21)	(19)	$2,201	(23)	(18)
Lyrica EH(c)	Epilepsy, neuropathic pain and generalized anxiety disorder	214	(31)	(31)	431	(34)	(31)
Pristiq	Depression	194	10	11	372	10	13
Celebrex	Arthritis pain and inflammation, acute pain	183	(18)	(16)	355	(17)	(12)
Vfend	Fungal infections	162	—	2	319	(8)	(3)
Zyvox	Bacterial infections	114	(56)	(54)	240	(55)	(50)
Viagra EH(d)	Erectile dysfunction	101	(11)	(6)	197	(11)	(4)
Revatio	Pulmonary arterial hypertension	74	14	13	140	10	12
All Other Peri-LOE Products	Various	69	(26)	(24)	146	(27)	(22)
Infusion Systems(k)	Various	$295	*	*	$599	*	*
Biosimilars(l)	Various	$78	*	*	$145	*	*
Pfizer CentreOne(m)		$196	47	48	$384	57	60
Total Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,261	3	4	$2,490	4	6
Total Viagra(d)	Erectile dysfunction	$401	(11)	(9)	$796	(6)	(3)
Total Alliance revenues	Various	$376	21	19	$736	38	39

(a)	As compared to the three and six months ended June 28, 2015.

(b)	The IH business, previously known as the Innovative Products business, encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare.

(c)
Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in Lyrica EH. All other Lyrica revenues are included in Lyrica IH. Total Lyrica revenues represent the aggregate of worldwide revenues from Lyrica IH and Lyrica EH.

(d)
Viagra revenues from the U.S. and Canada are included in Viagra IH. All other Viagra revenues are included in Viagra EH. Total Viagra revenues represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

(e)	Includes Eliquis (2016 and 2015) and Rebif (2015 only).

(f)
The EH business, previously known as the Established Products business, encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Infusion Systems, Biosimilars and Pfizer CentreOne and includes all legacy Hospira commercial operations. For additional information about changes impacting Essential Health, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

(g)	Legacy Established Products include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products).

(h)
Prior period revenues for Medrol and Zithromax/Zmax may not agree to previously-disclosed revenues because revenues for those products are now split between the Legacy Established Products and the Sterile Injectable Pharmaceuticals categories.

(i)	Sterile Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).

(j)
Peri-LOE Products include products that have recently lost or are anticipated to soon lose patent protection. These products primarily include Lyrica in certain developed Europe markets, Pristiq globally, Celebrex, Zyvox and Revatio in most developed markets, Vfend and Viagra in certain developed Europe markets and Japan, and Inspra in the EU.

(k)
Infusion Systems include Medication Management Systems products composed of infusion pumps and related software and services, as well as I.V. Infusion Products, including large volume I.V. solutions and their associated administration sets.

(l)
Biosimilars include Inflectra (biosimilar infliximab) in certain European markets, Nivestim (biosimilar filgrastim) in certain Asian markets and Retacrit (biosimilar epoetin zeta) in certain international markets.

(m)
Pfizer CentreOne (previously known as Pfizer CentreSource or PCS) includes (i) revenues from legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including revenues related to our manufacturing and supply agreements with Zoetis; and (ii) revenues from legacy Hospira’s One-2-One sterile injectables contract manufacturing operation. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

*	Calculation not meaningful.

Revenues––Selected Product Descriptions

All products have been impacted to some extent by the number of selling days in the first six months of 2016 compared to the first six months of 2015; the first six months of 2016 had four additional selling days in the U.S. and international markets.

•
Prevnar/Prevenar 13 (IH) is our pneumococcal conjugate vaccine for the prevention of pneumococcal disease. Overall, worldwide revenues for Prevnar/Prevenar 13 decreased 15% operationally in the second quarter of 2016, and were relatively flat operationally in the first six months of 2016, compared to the same periods in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the second quarter, and 2% in the first six months of 2016, compared to the same periods in 2015.

In the U.S., revenues for Prevnar 13 decreased 13% in the second quarter of 2016, compared to the same period in 2015, primarily due to the expected decline in revenues for Prevenar 13 for adults in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter. Revenues in the U.S. increased 4% in the first six months of 2016, compared to the same period in 2015, primarily driven by the timing of government purchases for the pediatric indication and price increases in both the public and private markets partially offset by the aforementioned decline of the “catch up” opportunity compared to the same period in 2015. We believe the “catch-up” opportunity (i.e., the opportunity to reach adults aged 65 and older who have not been previously vaccinated with Prevnar 13) in adults in the U.S. will continue to be large given current demographics and aging trends. However, the remaining population of adults aged 65 years and older will require additional effort to capture. As a result, the opportunity will diminish over time as this “catch-up” opportunity becomes fully realized.
Internationally, revenues for Prevenar 13 decreased 19% operationally in the second quarter of 2016, and 5% operationally in the first six months of 2016, compared to the same periods in 2015, driven by timing of orders from Gavi, the Vaccine Alliance, as well as in certain emerging markets. Foreign exchange had an unfavorable impact on international revenues of 2% in the second quarter of 2016, and 5% in the first six months of 2016, compared to the same periods in 2015.
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
In July 2016, the FDA approved an expanded age indication to include adults 18 through 49 years of age, in addition to the already approved indications for adults 50 years and older, for active immunization for the prevention of pneumonia and invasive disease caused by 13 Streptococcus pneumoniae (S. pneumoniae) serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F, and 23F), and for children 6 weeks through 17 years of age (prior to the 18th birthday) for the prevention of invasive disease caused by the 13 Streptococcus pneumoniae strains in the vaccine. Prevenar 13 is now approved in the U.S., the EU and 44 other countries for use in adults 18 to 49 years of age. Prevnar 13 is the only pneumococcal vaccine approved across the entire lifespan.
In April 2016, the EMA approved a new 4-dose, MDV presentation for Prevenar 13. In addition, in July 2016, we received the World Health Organization prequalification approval for the Prevenar 13 MDV presentation. This MDV presentation is expected to be introduced under the Advance Market Commitment program in early 2017, for shipment to countries covered by Gavi, the Vaccine Alliance. This new presentation will help to significantly reduce storage requirements and shipping costs in Gavi eligible countries.

•
Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain markets outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 4% operationally in the second quarter of 2016, and 6% operationally in the first six months of 2016, compared to the same periods in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the second quarter of 2016 and 2% in the first six months of 2016, compared to the same periods in 2015.

In the U.S., revenues increased 21% in the second quarter of 2016, and 23% in the first six months of 2016, compared to the same periods in 2015, driven by volume growth and price increases.
Internationally, Lyrica revenues decreased 16% operationally in the second quarter of 2016, and 15% operationally in the first six months of 2016 compared to the same periods in 2015, due to losses of exclusivity in developed Europe markets, partially offset by operational growth in certain markets, primarily in Japan. Foreign exchange had an unfavorable impact on international revenues of 1% in the second quarter of 2016, and 4% in the first six months of 2016, compared to the same periods in 2015.
Lyrica revenues in our IH segment increased 16% operationally in the second quarter of 2016, and 19% operationally in the first six months of 2016, compared to the same periods in 2015, and in our EH segment, revenues from Lyrica decreased 31% operationally in the second quarter of 2016, and 31% operationally in the first six months of 2016, compared to the same periods in 2015.

•
Enbrel (IH, outside the U.S. and Canada), indicated for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis, recorded a 3% operational decrease in worldwide revenues, excluding the U.S. and Canada, in the second quarter of 2016, compared to the same period in 2015, primarily due to the impact of the entrance of the first etanercept biosimilar as well as mandated price reductions across certain markets in Europe. Worldwide revenues, excluding the U.S. and Canada, increased 3% operationally in the first six months of 2016, compared to the same period in 2015. Results for the first six months of 2016 were favorably impacted by stronger demand and price increases in emerging markets, specifically in Latin America. Foreign exchange had an unfavorable impact on revenues of 4% in the second quarter of 2016, and 8% in the first six months of 2016, compared to the same periods in 2015.

•
Ibrance (IH) has been approved and launched in the U.S., and certain international markets as a treatment for a certain form of advanced breast cancer. Ibrance recorded worldwide revenues of $514 million in the second quarter of 2016, and $942 million in the first six months of 2016, nearly all of which were recorded in the U.S.

•
Lipitor (EH) is indicated for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor faces generic competition in all major developed markets. Branded Lipitor recorded worldwide revenues of $461 million, or a 2% operational decrease in the second quarter of 2016, and $872 million in the first six months of 2016, or relatively flat operationally, compared to the same periods in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 7% in the second quarter of 2016, and 8% in the first six months of 2016, compared to the same periods in 2015.

In the U.S., revenues increased 11% in the second quarter of 2016 and 8% in the first six months of 2016, compared to the same periods in 2015, due to favorable pricing and lower sales allowances.
In our international markets, revenues decreased 3% operationally in the second quarter of 2016, compared to the same period in 2015 driven by lower volume in certain emerging markets, primarily in the Middle East, and in developed international markets, and pricing pressures in China, partially offset by strong volume growth in China. Revenues in international markets were relatively flat operationally in the first six months of 2016, compared to the same period in 2015, primarily due to volume growth in China offset by pricing pressures in international markets. Foreign exchange had an unfavorable impact on international revenues of 8% in the second quarter of 2016, and 9% in the first six months of 2016, compared to the same periods in 2015.

•
Viagra (IH (U.S. and Canada revenues)/EH (all other revenues excluding U.S. and Canada)) is indicated for the treatment of erectile dysfunction. Viagra worldwide revenues decreased 9% operationally in the second quarter of 2016, and 3% operationally in the first six months of 2016, compared to the same periods in 2015, primarily due to new access constraints and increased rebates. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the second quarter of 2016, and 2% in the first six months of 2016, compared to the same periods in 2015. Revenues in the U.S. decreased 10% in the second quarter of 2016, and 3% in the first six months of 2016, compared to the same periods in 2015, primarily reflecting new access constraints, lower patient demand and higher rebates, partially offset by price increases, wholesaler buying patterns and increased pill quantity per prescription. International revenues decreased 5% operationally in the second quarter of 2016, and decreased 4% operationally in the first six months of 2016, compared to the same periods in 2015, primarily from lower volumes in China and in developed international markets. Foreign exchange had an unfavorable impact on international revenues of 5% in the second quarter of 2016, and 7% in the first six months of 2016, compared to the same periods in 2015.

Viagra revenues in our IH segment decreased 10% operationally in the second quarter of 2016 and decreased 3% operationally in the first six months of 2016, compared to the same periods in 2015, and in our EH segment, revenues from Viagra decreased 6% operationally in the second quarter of 2016, and decreased 4% operationally in the first six months of 2016, compared to the same periods in 2015.

•
Sutent (IH) is indicated for the treatment of advanced renal cell carcinoma, including mRCC; GIST after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues were relatively flat operationally in the second quarter of 2016, compared to the same period in 2015, primarily due to price increases in the U.S., offset by competitive pressures and cost containment measures. Sutent worldwide revenues increased 10% operationally in the first six months of 2016, compared to the same period in 2015, primarily due to price increases in the U.S., as well as strong demand primarily in emerging markets. Foreign exchange had an unfavorable impact on revenues of 2% in the second quarter of 2016, and 5% in the first six months of 2016, compared to the same periods in 2015.

•
Our Premarin family of products (EH) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues decreased 2% operationally in the second quarter of 2016, and increased 4% operationally in the first six months of 2016, compared to the same periods in 2015. Revenues in the U.S. decreased 2% in the second quarter of 2016 compared to the same period in 2015, primarily driven by prescription volume declines and lower market growth, partially offset by favorable pricing. Revenues in the U.S. increased 5% in the first six months of 2016 compared to the same period in 2015, primarily driven by price increases, partially offset by prescription volume declines and lower market growth. Foreign exchange had an unfavorable impact on revenues of 1% in both the second quarter and the first six months of 2016, compared to the same periods in 2015.

•
Norvasc (EH) is indicated for the treatment of hypertension. Norvasc worldwide revenues decreased 2% operationally in the second quarter of 2016, and 1% operationally in the first six months of 2016, compared to the same periods in 2015. Results for the second quarter of 2016 were primarily impacted by generic erosion in Japan and declines in certain emerging markets, primarily in the Middle East, partially offset by strong demand in China. Results for the first six months of 2016 were primarily impacted by generic erosion in Japan, partially offset by strong demand in China. Foreign exchange had an unfavorable impact on revenues of 2% in the second quarter of 2016, and 4% in the first six months of 2016, compared to the same periods in 2015.

•
Chantix/Champix (IH) is approved as an aid to smoking-cessation treatment in adults 18 years of age and older in multiple markets worldwide. Worldwide revenues increased 24% operationally in the second quarter of 2016, and 33% operationally in the first six months of 2016, compared to the same periods in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the second quarter of 2016, and 2% in the first six months of 2016, compared to the same periods in 2015.

In the U.S., Chantix revenues increased 40% in the second quarter of 2016, and 51% in the first six months of 2016, compared to the same periods in 2015, primarily due to increased demand, price increases and wholesaler buying patterns.
Internationally, Champix revenues decreased 1% operationally in the second quarter of 2016, compared to the same period in 2015, primarily due to prescription market contraction due to electronic cigarette uptake in the U.K. and the timing of government purchases in Turkey, partially offset by demand in South Korea driven by reforms to the government sponsored smoking cessation subsidy program. Internationally, Champix revenues increased 5% operationally in the first six months of 2016, compared to the same period in 2015, primarily due to growth in South Korea (driven by reforms to the government sponsored smoking cessation subsidy program), Spain and the Netherlands. Foreign exchange had an unfavorable impact on international revenues of 3% in the second quarter of 2016, and 6% in the first six months of 2016, compared to the same periods in 2015.

•
Xeljanz (IH) is approved for use as a second-line therapy for the treatment of adult patients with moderate to severe active rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate and is available in more than 45 markets including the U.S., Japan, Australia, Canada, Switzerland and Brazil. Xeljanz worldwide revenues increased 72% operationally in the second quarter of 2016, and 87% operationally in the first six months of 2016, compared to the same periods in 2015. In the U.S., Xeljanz revenues increased 63% in the second quarter of 2016, and 78% in the first six months of 2016, compared to the same periods in 2015, driven by increased adoption among rheumatologists and growing awareness among patients as well as price increases. Foreign exchange had a 2% unfavorable impact on revenues in both the second quarter and in the first six months of 2016, compared to the same periods in 2015.

•
Pristiq (EH) is indicated for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been indicated for treatment of moderate-to-severe vasomotor symptoms associated with menopause in certain international markets. Worldwide revenues for Pristiq increased 11% operationally in the second quarter of 2016, and increased 13% operationally in the first six months of 2016, compared to the same periods in 2015, primarily due to growth in the U.S. driven by favorable pricing and increased demand. Foreign exchange had an unfavorable impact on revenues of 2% in the second quarter of 2016, and 3% in the first six months of 2016, compared to the same periods in 2015.

•
BeneFIX and ReFacto AF/Xyntha (IH) are recombinant hemophilia products that assist patients with their lifelong hemophilia bleeding disorders. BeneFIX worldwide revenues decreased 5% operationally in the second quarter of 2016, compared to the same period in 2015, primarily as a result of erosion of market share in the U.S. due to the launch of new extended half-life treatment options. BeneFIX worldwide revenues increased 3% operationally in the first six months of 2016, compared to the same period in 2015, primarily as a result of higher product demand in Europe. Foreign exchange had an unfavorable impact on revenues of 1% in the second quarter of 2016 and 3% in the first six months of 2016, compared to the same periods in 2015.

ReFacto AF/Xyntha recorded a 1% operational decrease in worldwide revenues in the second quarter of 2016, compared to the same period in 2015, due to launch of new extended half-life treatment options and changes in purchasing patterns in the U.S. ReFacto AF/Xyntha recorded a 6% operational increase in the first six months of 2016, compared to the same period in 2015, largely due to product demand across Europe and certain other international markets. Foreign exchange had an unfavorable impact on revenues of 1% in the second quarter of 2016, and 4% in the first six months of 2016, compared to the same periods in 2015.

•
Celebrex (EH) is indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets. Celebrex recorded a 16% operational decrease in worldwide revenues in the second quarter of 2016, and a 12% operational decrease in worldwide revenues in the first six months of 2016, compared to the same periods in 2015, primarily driven by the loss of exclusivity and associated generic competition in the U.S. and most developed international markets, partially offset by growth in China and other emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues of 2% in the second quarter of 2016, and 5% in the first six months of 2016, compared to the same periods in 2015.

Internationally, Celebrex revenues decreased 5% operationally in the second quarter of 2016, and 9% operationally in the first six months of 2016, compared to the same periods in 2015, driven by the loss of exclusivity and launch of multi-source generic competition in most developed markets partially offset by volume growth in China and other emerging markets. Foreign exchange had an unfavorable impact on international revenues of 2% in the second quarter of 2016, and 6% in the first six months of 2016, compared to the same periods in 2015.

•
Xalkori (IH) is indicated for the treatment of patients with locally advanced or metastatic NSCLC that is ALK-positive or ROS1-positive. Xalkori worldwide revenues increased 15% operationally in the second quarter of 2016, and 22% operationally in the first six months of 2016, compared to the same periods in 2015, as a result of a steady increase in diagnostic rates for the ALK gene mutation across key markets, which has led to more patients being treated, and price increase in the U.S. Foreign exchange had an unfavorable impact on revenues of 3% in the first six months of 2016, compared to the same period in 2015.

•
Zyvox (EH) is used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 54% operationally in the second quarter of 2016, and 50% operationally in the first six months of 2016, compared to the same periods in 2015, due to generic competition in the U.S. and developed international markets and corresponding pricing pressures, as well as lower volumes in emerging markets, primarily China and Latin America. Foreign exchange had an unfavorable impact on revenues of 2% in the second quarter of 2016, and 4% in the first six months of 2016, compared to the same periods in 2015.

•
Inlyta (IH) is indicated for the treatment of patients with advanced RCC after failure of a prior systemic treatment. Worldwide revenues decreased 3% operationally in the second quarter of 2016, compared to the same period in 2015, primarily due to increased competition due to new entrants in the second line market primarily in the U.S., offsetting the growth in other markets, particularly in Japan and Argentina as well as in China following the launch in the third quarter of 2015. Worldwide revenues increased 3% operationally in the first six months of 2016, compared to the same period in 2015, primarily due to increased demand across key international markets with greater access and reimbursement, particularly in Europe and emerging markets, mainly in Argentina as well as in China following the launch in the third quarter of 2015, partially offset by a decrease in the U.S. due to increased competition due to new entrants in the second line market. Foreign exchange had an unfavorable impact on revenues of 2% in the first six months of 2016, compared to the same period in 2015.

•	Alliance revenues (IH/EH) increased 19% operationally in the second quarter of 2016, and 39% operationally in the first six months of 2016, compared to the same periods in 2015, mainly due to:

◦	an increase in Eliquis alliance revenues due to increased market share,

partially offset by:

◦
the expiration at the end of 2015 of the collaboration agreement to co-promote Rebif in the U.S., which resulted in a decrease of approximately $90 million in the second quarter of 2016, and approximately $140 million in the first six months of 2016, compared to the same periods in 2015.

Foreign exchange had a favorable impact on alliance revenues of 2% in the second quarter of 2016, and an unfavorable impact on alliance revenues of 1% in the first six months of 2016, compared to the same periods in 2015.

•
Eliquis (apixaban) (IH) is being jointly developed and commercialized by Pfizer and BMS. The two companies share commercialization expenses and profit/losses equally on a global basis. In April 2015, we signed an agreement with BMS to transfer full commercialization rights in certain smaller markets to us, beginning in the third quarter of 2015. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the NOAC market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients. Eliquis (apixaban) is approved for multiple indications in major markets around the world:

◦	to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation;

◦	for the treatment of DVT and PE, and for the reduction in the risk of recurrent DVT and PE following initial therapy; and

◦	for the prophylaxis of DVT, which may lead to PE, in patients who have undergone hip or knee replacement surgery.
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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars, which are being developed by our newly formed EH R&D organization. For additional information about the new EH R&D organization, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Commercial Operations” section of this MD&A.

A comprehensive update of Pfizer’s development pipeline was published on August 2, 2016 and is available at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for candidates from Phase 2 through registration.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Xalkori (Crizotinib)	Treatment of patients with ROS1-positive metastatic non-small cell lung cancer	March 2016
Xeljanz (Tofacitinib)	Extended-release 11mg tablets for the once-daily treatment of moderate to severe rheumatoid arthritis in patients who have had an inadequate response or intolerance to methotrexate	February 2016
Ibrance (Palbociclib)	Treatment of HR+, HER2- advanced or metastatic breast cancer in combination with fulvestrant in women with disease progression following endocrine therapy	February 2016

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Crisaborole (PF-06930164)	A non-steroidal topical anti-inflammatory PDE-4 inhibitor for the treatment of mild-to-moderate atopic dermatitis	March 2016
ALO-02 (oxycodone HCI/ naltrexone/HCI)(a)	A Mu-type opioid receptor agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	February 2015
Retacrit(b)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
Tafamidis meglumine(c)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
In June 2016, the FDA’s Anesthetic and Analgesic Drug Products Advisory Committee and Drug Safety and Risk Management Advisory Committee voted in favor of approval of ALO-02 for “management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative options are inadequate.” The Committees recommended the inclusion of abuse-deterrent labeling for intranasal and intravenous routes of abuse, but voted against inclusion of abuse-deterrent labeling for the oral route. The FDA will take the Committees’ recommendations into consideration before taking action on the ALO-02 NDA.

(b)
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

(c)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer initiated study B3461028 in December 2013, a global Phase 3 study to support a potential new indication in transthyretin cardiomypathy, which includes transthyretin familial amyloid cardiomyopathy (TTR-FAC) and wild-type cardiomyopathy (WT-CM). We continue to work with the FDA to identify next steps.

In July 2016, we withdrew all pending regulatory applications of tofacitinib seeking approval for the treatment of adult patients with moderate to severe chronic plaque psoriasis, including the supplemental new drug application in the U.S. following the October 2015 Complete Response Letter from the FDA. The withdrawal of these filings will allow us more time to determine the path forward for tofacitinib in this indication.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Inotuzumab ozogamicin	Application filed in the EU for the treatment of acute lymphoblastic leukemia	—	May 2016
Trumenba	Application filed in the EU for a prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	—	May 2016
Xeljanz (Tofacitinib)	Application filed in the EU for the treatment of patients with moderate to severe rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate	—	March 2016
Xalkori (Crizotinib)(a)	Application filed in the EU for the treatment of ROS1-positive non-small cell lung cancer	—	February 2016
Eliquis (Apixaban)(b)	Approval in Japan for the treatment and prevention of recurrence of venous thromboembolism (DVT and PE)	December 2015	—
Xalkori (Crizotinib)	Approval in the EU for first line treatment of ALK-positive non-small cell lung cancer	November 2015	—
Effexor SR (Venlafaxine HCl)	Approval in Japan for treatment of depression/depressed state	September 2015	—
Ibrance (Palbociclib)	Application filed in the EU for palbociclib in combination with endocrine therapy for the treatment of HR+, HER2- advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	—	August 2015

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)
In July 2016, the EMA’s Committee for Medicinal Products for Human Use issued an opinion recommending that Xalkori be granted approval for the treatment of adults with ROS1-positive advanced non-small cell lung cancer.

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

Avelumab (PF-06834635) (MSB0010718C)	A monoclonal antibody that inhibits PD-L1 for treatment of platinum-resistant/refractory ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Avelumab (PF-06834635) (MSB0010718C)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Avelumab (PF-06834635) (MSB0010718C)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
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

Ertugliflozin	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia (ex-EU)
PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO Health, Inc.
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(c)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(d)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(e)	A potential biosimilar to Humira® (adalimumab)
Rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)
Remicade® is a registered trademark of Janssen Biotech, Inc. In February 2016, we divested the rights for development and commercialization of PF-06438179, a potential biosimilar to Remicade® (infliximab) in the 28 countries that form the EEA to Sandoz, which was a condition to the European Commission’s approval of the Hospira transaction. We retain commercialization and manufacturing rights to PF-06438179 in all countries outside of the EEA.

(b)	Herceptin® is a registered trademark of Genentech, Inc.

(c)	Rituxan® is a registered trademark of Biogen MA Inc.

(d)	Avastin® is a registered trademark of Genentech, Inc.

(e)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

Inflectra™

In 2009, Hospira entered into an agreement to develop and market certain biosimilar molecules with Celltrion Inc. and Celltrion Healthcare, Co., Ltd. (collectively, Celltrion) including Inflectra™ (infliximab) for patients with autoimmune diseases. In Europe, Inflectra has now launched in 36 markets. Celltrion possesses the right to commercialize its infliximab product under the brand name Remsima™ in the same European markets as Hospira. We have exclusive commercialization rights from Celltrion to its infliximab product in the U.S., Canada and certain other territories. In April 2016, the FDA approved Inflectra (infliximab-dyyb) across all eligible indications of the reference product, Remicade® (infliximab). In December 2014, Hospira launched Inflectra in Canada. Inflectra has also been approved in certain markets, where we will market it under the brand name Remsima™.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Cost of sales	$3,174	$2,180	46	$6,026	$4,018	50
As a percentage of Revenues	24.1%	18.4%		23.0%	17.7%
Cost of sales increased 46% in the second quarter of 2016 and 50% in the first six months of 2016, compared to the same periods in 2015, primarily due to:

•	an increase in sales volumes including legacy Hospira operations;

•	the sale of legacy Hospira inventory measured at fair value on the acquisition date and amortized over the turn of the related inventory; and

•	the unfavorable impact of foreign exchange.
The increase in Cost of sales as a percentage of revenues in the second quarter of 2016 and the first six months of 2016, compared to the same periods in 2015, was primarily due to:

•
an unfavorable change in product mix due to (i) the inclusion of legacy Hospira operations with products that carry a higher cost, as well as the impact of acquired Hospira inventory which is measured at fair value on the acquisition date and amortized over the turn of the related inventory; and (ii) the impact of losses of exclusivity on products which formerly had a higher gross margin; and

•	the unfavorable impact of foreign exchange,
partially offset by:

•	a favorable change in product mix related to legacy Pfizer products, including alliance revenues (which have no associated cost of sales), excluding losses of exclusivity.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Selling, informational and administrative expenses	$3,471	$3,386	2	$6,856	$6,491	6
As a percentage of Revenues	26.4%	28.6%		26.2%	28.6%
SI&A expenses increased 2% in the second quarter of 2016 compared to the same period in 2015, primarily due to:

•	the inclusion of legacy Hospira operations; and

•	increased investments to support certain recently launched products;

partially offset by:

•	the favorable impact of foreign exchange of 2% in the second quarter of 2016; and

•	lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives.
SI&A expenses increased 6% in the first six months of 2016 compared to the same period in 2015, primarily due to:

•	an increase in the allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor;

•	the inclusion of legacy Hospira operations; and

•	increased investments to support certain recently launched products and other in-line biopharmaceutical products, partially offset by:

•	the favorable impact of foreign exchange of 3% in the first six months of 2016; and

•	lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Research and development expenses	$1,748	$1,734	1	$3,478	$3,620	(4)
As a percentage of Revenues	13.3%	14.6%		13.3%	15.9%

R&D expenses increased 1% in the second quarter of 2016, compared to the same period in 2015, primarily due to:

•	the inclusion of legacy Hospira operations and increased investment in legacy Pfizer biosimilar development programs; and

•	increased costs associated with our avelumab alliance with Merck KGaA, partially offset by:

•
development funding of $97 million under which we have an obligation to perform contractual services related to certain clinical trials of bococizumab, Ibrance and rivipansel (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Research and Development and Collaborative Arrangements).

R&D expenses decreased 4% in the first six months of 2016, compared to the same period in 2015, primarily due to:

•	the non-recurrence of the $295 million upfront payment to OPKO in the first quarter of 2015 associated with a worldwide development and commercialization agreement; and

•
development funding of $106 million under which we have an obligation to perform contractual services related to certain clinical trials of bococizumab, Ibrance and rivipansel (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Research and Development and Collaborative Arrangements),

partially offset by:

•	the inclusion of legacy Hospira operations and increased investment in legacy Pfizer biosimilar development programs;

•	increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA; and

•	increased investments in certain late-stage pipeline programs, primarily bococizumab and tanezumab.

Description of Research and Development Operations

Innovation is critical to the success of our company, and drug discovery and development is time-consuming, expensive and unpredictable. Our R&D spending is conducted through a number of matrix organizations, and in 2016, we announced changes to our research and development operations that we believe will create a stronger and more efficient research and development engine across our IH and EH businesses.

•
Research Units within our WRD organization continue to be generally responsible for research assets for our IH business (assets that have not yet achieved proof-of-concept). Our Research Units are organized in a variety of ways (by therapeutic area or combinations of therapeutic areas, by discipline, by location, etc.) to enhance flexibility, cohesiveness and focus. Because of our structure, we can rapidly redeploy resources within a Research Unit between various projects as necessary because the workforce shares similar skills, expertise and/or focus.

•
We created an R&D organization within the EH business, which supports the large base of EH products and is expected to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars.

•
We formed the GPD organization, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects.

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

We manage R&D operations on a total-company basis through our matrix organizations described above. Specifically, a single committee with representation from the R&D groups and the IH commercial organization is accountable for aligning resources among all of our WRD, GPD and IH R&D projects and for seeking to ensure optimal capital allocation across the Innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility. Our EH R&D organization manages its resources separately from the WRD and GPD organizations.

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
For additional information by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Amortization of intangible assets	$961	$872	10	$1,966	$1,811	9
As a percentage of Revenues	7.3%	7.4%		7.5%	8.0%
Amortization of intangible assets increased 10% in the second quarter of 2016 and 9% in the first six months of 2016, compared to the same periods in 2015, primarily due to purchase accounting charges of approximately $128 million pre-tax in the second quarter of 2016 and $257 million pre-tax for the first six months of 2016 related to the identifiable intangible assets acquired from Hospira, partially offset by assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Restructuring charges and certain acquisition-related costs	$316	$86	*	$457	$146	*
Total additional depreciation—asset restructuring	53	28	88	104	47	*
Total implementation costs	64	45	41	124	93	33
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$433	$159	*	$685	$286	*

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

*	Calculation not meaningful.
Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $140 million in the second quarter of 2016 and $170 million for the first six months of 2016 for employee termination costs, exit costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $36 million in the second quarter of 2016, most of which are directly related to our acquisition of Anacor in June 2016, and $60 million for the first six months of 2016, which include costs related to the Anacor acquisition, as well costs associated with our terminated transaction with Allergan;

and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes, of $139 million, in the second quarter of 2016 and $227 million for the first six months of 2016, primarily related to our acquisition of Hospira and the terminated transaction with Allergan. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

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

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Other (income)/deductions––net	$1,068	$55	*	$1,398	$9	*

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Provision for taxes on income	$375	$905	(59)	$910	$1,610	(43)
Effective tax rate on continuing operations	15.6%	25.6%		15.2%	24.3%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

NON-GAAP FINANCIAL MEASURE (ADJUSTED INCOME)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, vaccines, medical devices and consumer healthcare (OTC) products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Adjusted Income––General Description of Adjusted Income Measure” section of our 2015 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, a substitute for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

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

Adjusted income and its components and Adjusted diluted earnings per share are non-GAAP financial measures that have no standardized meaning prescribed by U.S. GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, Adjusted income and its components (unlike U.S. GAAP net income and its components) and Adjusted diluted earnings per share (unlike U.S. GAAP diluted earnings per share) may not be comparable to the calculation of similar measures of other companies. Adjusted income and its components and Adjusted diluted earnings per share are presented solely to permit investors to more fully understand how management assesses performance.

We also recognize that, as internal measures of performance, the Adjusted income and its components and Adjusted diluted earnings per share measures have limitations, and we do not restrict our performance-management process solely to these metrics. A limitation of these measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a group of pharmaceutical industry peers (pre-2015) or a publicly traded pharmaceutical index, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2016 and 2015 below.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Pharmacia Corporation (acquired in 2003), Wyeth (acquired in 2009), King Pharmaceuticals, Inc. (acquired in 2011), Hospira (acquired in September 2015) and Anacor (acquired in June 2016), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, and to a much lesser extent, depreciation related to the increase/decrease in fair value of the acquired fixed assets (primarily manufacturing facilities), amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

Acquisition-Related Costs

Adjusted income is calculated prior to considering transaction, integration, restructuring and additional depreciation costs associated with business combinations because these costs are unique and vary with each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only transaction costs, additional depreciation and restructuring and integration activities that are associated with a business combination or a net-asset acquisition are included in acquisition-related costs. We have made no adjustments for the resulting synergies.

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the disposal of such operations.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases may be the result of previously inestimable and unresolved matters at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended July 3, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,147	$—	$—	$—	$—	$13,147
Cost of sales	3,174	(52)	—	—	(60)	3,062
Selling, informational and administrative expenses	3,471	(7)	—	—	(21)	3,443
Research and development expenses	1,748	(1)	—	—	(6)	1,740
Amortization of intangible assets	961	(930)	—	—	—	31
Restructuring charges and certain acquisition-related costs	316	—	(202)	—	(114)	—
Other (income)/deductions––net	1,068	7	—	—	(1,305)	(230)
Income from continuing operations before provision for taxes on income	2,410	984	202	—	1,506	5,101
Provision for taxes on income(b)	375	272	73	—	463	1,184
Income from continuing operations	2,035	712	129	—	1,042	3,917
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	16	—	—	—	—	16
Net income attributable to Pfizer Inc.	2,019	712	129	(1)	1,042	3,901
Earnings per common share attributable to Pfizer Inc.––diluted	0.33	0.12	0.02	—	0.17	0.64

	Six Months Ended July 3, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$26,152	$—	$—	$—	$—	$26,152
Cost of sales	6,026	(252)	—	—	(147)	5,627
Selling, informational and administrative expenses	6,856	(8)	—	—	(36)	6,811
Research and development expenses	3,478	1	—	—	(16)	3,463
Amortization of intangible assets	1,966	(1,905)	—	—	—	61
Restructuring charges and certain acquisition-related costs	457	—	(317)	—	(140)	—
Other (income)/deductions––net	1,398	27	—	—	(1,805)	(380)
Income from continuing operations before provision for taxes on income	5,971	2,137	317	—	2,144	10,569
Provision for taxes on income(b)	910	596	(26)	—	1,007	2,487
Income from continuing operations	5,060	1,541	344	—	1,136	8,081
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	5,036	1,541	344	(1)	1,136	8,056
Earnings per common share attributable to Pfizer Inc.––diluted	0.82	0.25	0.06	—	0.18	1.30
See end of tables for notes (a) and (b).

	Three Months Ended June 28, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$11,853	$—	$—	$—	$—	$11,853
Cost of sales	2,180	(1)	(17)	—	(39)	2,123
Selling, informational and administrative expenses	3,386	1	—	—	(15)	3,372
Research and development expenses	1,734	2	—	—	(4)	1,732
Amortization of intangible assets	872	(839)	—	—	—	33
Restructuring charges and certain acquisition-related costs	86	—	(51)	—	(35)	—
Other (income)/deductions––net	55	3	—	—	(211)	(153)
Income from continuing operations before provision for taxes on income	3,539	835	68	—	305	4,747
Provision for taxes on income(b)	905	238	18	—	52	1,213
Income from continuing operations	2,635	597	50	—	252	3,534
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,626	597	50	(1)	252	3,525
Earnings per common share attributable to Pfizer Inc.––diluted	0.42	0.10	0.01	—	0.04	0.56

	Six Months Ended June 28, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$22,717	$—	$—	$—	$—	$22,717
Cost of sales	4,018	(3)	(26)	—	(60)	3,930
Selling, informational and administrative expenses	6,491	1	—	—	(43)	6,449
Research and development expenses	3,620	3	—	—	(14)	3,609
Amortization of intangible assets	1,811	(1,745)	—	—	—	67
Restructuring charges and certain acquisition-related costs	146	—	(65)	—	(81)	—
Other (income)/deductions––net	9	5	—	—	(335)	(320)
Income from continuing operations before provision for taxes on income	6,621	1,738	91	—	532	8,982
Provision for taxes on income(b)	1,610	499	24	—	113	2,247
Income from continuing operations	5,011	1,239	67	—	419	6,736
Discontinued operations––net of tax	6	—	—	(6)	—	—
Net income attributable to noncontrolling interests	14	—	—	—	—	14
Net income attributable to Pfizer Inc.	5,002	1,239	67	(6)	419	6,721
Earnings per common share attributable to Pfizer Inc.––diluted	0.80	0.20	0.01	—	0.07	1.07

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 23.2% in the second quarter of 2016, compared with 25.6% in the second quarter of 2015. This decline was primarily due to a favorable change in the jurisdictional mix of earnings, as well as an increase in tax benefits associated with the U.S. R&D tax credit, which was not in effect in the prior year quarter but was permanently extended on December 18, 2015. The effective tax rate on Non-GAAP Adjusted income was 23.5% in the first six months of 2016, compared with 25.0% in the first six months of 2015. This decline was primarily due to a favorable change in the jurisdictional mix of earnings, an increase in tax benefits associated with the U.S. R&D tax credit, which was not in effect in the first six months of the prior year but was permanently extended on December 18, 2015, as well as an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Purchase accounting adjustments
Amortization, depreciation and other(a)	$932	$834	$1,885	$1,735
Cost of sales	52	1	252	3
Total purchase accounting adjustments––pre-tax	984	835	2,137	1,738
Income taxes(b)	(272)	(238)	(596)	(499)
Total purchase accounting adjustments––net of tax	712	597	1,541	1,239
Acquisition-related costs
Restructuring charges(c)	26	8	30	5
Transaction costs(c)	36	1	60	6
Integration costs(c)	139	42	227	54
Additional depreciation––asset restructuring(d)	—	17	—	26
Total acquisition-related costs––pre-tax	202	68	317	91
Income taxes(e)	(73)	(18)	26	(24)
Total acquisition-related costs––net of tax	129	50	344	67
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	(1)	(1)	(1)	(6)
Certain significant items
Restructuring charges(g)	114	35	140	81
Implementation costs and additional depreciation––asset restructuring(h)	117	56	228	114
Certain legal matters, net(i)	261	92	546	92
Certain asset impairments(i)	816	—	947	—
Business and legal entity alignment costs(j)	60	63	111	164
Other(k)	138	58	172	81
Total certain significant items––pre-tax	1,506	305	2,144	532
Income taxes(l)	(463)	(52)	(1,007)	(113)
Total certain significant items––net of tax	1,042	252	1,136	419
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,882	$899	$3,020	$1,719

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs primarily represent external costs for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. Included in Cost of sales for both the three and six months ended July 3, 2016 and June 28, 2015.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The six months ended July 3, 2016 were unfavorably impacted by the remeasurement of certain deferred tax liabilities resulting from plant network restructuring activities.

(f)	Included in Discontinued operations––net of tax. For the three and six months ended June 28, 2015, represents post-close adjustments.

(g)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended July 3, 2016, virtually all included in Cost of sales ($90 million), Selling, informational and administrative expenses ($20 million) and Research and development expenses ($6 million). For the three months ended June 28, 2015, virtually all included in Cost of sales ($39 million), Selling, informational and administrative expenses ($13 million) and Research and development expenses ($4 million). For the six months ended July 3, 2016, virtually all included in Cost of sales ($180 million), Selling, informational and administrative expenses ($33 million) and Research and development expenses ($14 million). For the six months ended June 28, 2015, virtually all included in Cost of sales ($61 million), Selling, informational and administrative expenses ($39 million) and Research and development expenses ($14 million).

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

(k)
Primarily all included in Other (income)/deductions––net (see the “Other (Income)/Deductions—Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first six months of 2016 were favorably impacted by benefits related to the final resolution of an agreement in principle reached in February 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position, as well as benefits associated with our Venezuela operations.

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our two operating segments—the IH segment and the EH segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information, as well as the “Selected Balance Sheet Information by Operating Segment” section of the MD&A in our Form 10-Q for the quarter ended April 3, 2016, which presents selected balance sheet information for the businesses previously managed as the GIP segment and the VOC segment, which are now managed as the IH segment, and for the Established Products business, which has been renamed Pfizer Essential Health.

Effective as of the beginning of 2016, the following changes impact EH:

•
Our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is part of EH. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($133 million of PCS revenues and $30 million of PCS earnings in the second quarter of 2015, and $244 million of PCS revenues and $52 million of PCS earnings in the first six months of 2015) to conform to the current period presentation as part of EH.

•
In connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. The new R&D organization within EH expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $67 million of costs in the second quarter of 2015 and $134 million of costs in the first six months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

Effective as of the beginning of the second quarter of 2016, the following changes impact IH:

•
In connection with the formation of the GPD organization, a new unified center for late-stage development for our innovative products, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $73 million of costs in the second quarter of 2015 and approximately $147 million of costs in the first six months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Second Quarter of 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,105	$6,042	$—	$13,147	$—	$13,147
Cost of sales	997	1,678	388	3,062	112	3,174
% of revenue	14.0%	27.8%	*	23.3%	*	24.1%
Selling, informational and administrative expenses	1,615	885	943	3,443	28	3,471
Research and development expenses	583	308	849	1,740	7	1,748
Amortization of intangible assets	24	7	—	31	930	961
Restructuring charges and certain acquisition-related costs	—	—	—	—	316	316
Other (income)/deductions––net	(292)	(34)	96	(230)	1,298	1,068
Income from continuing operations before provision for taxes on income	$4,179	$3,198	$(2,276)	$5,101	$(2,691)	$2,410
See end of tables for notes (a) through (d).

	Six Months Ended July 3, 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$14,139	$12,013	$—	$26,152	$—	$26,152
Cost of sales	1,891	3,131	605	5,627	399	6,026
% of revenue	13.4%	26.1%	*	21.5%	*	23.0%
Selling, informational and administrative expenses	3,300	1,622	1,889	6,811	44	6,856
Research and development expenses	1,145	584	1,734	3,463	15	3,478
Amortization of intangible assets	48	13	—	61	1,905	1,966
Restructuring charges and certain acquisition-related costs	—	—	—	—	457	457
Other (income)/deductions––net	(528)	(194)	342	(380)	1,778	1,398
Income from continuing operations before provision for taxes on income	$8,282	$6,857	$(4,570)	$10,569	$(4,598)	$5,971

	Second Quarter of 2015
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$6,630	$5,223	$—	$11,853	$—	$11,853
Cost of sales	937	1,042	144	2,123	58	2,180
% of revenue	14.1%	19.9%	*	17.9%	*	18.4%
Selling, informational and administrative expenses	1,619	840	913	3,372	15	3,386
Research and development expenses	573	219	941	1,732	2	1,734
Amortization of intangible assets	23	10	—	33	839	872
Restructuring charges and certain acquisition-related costs	—	—	—	—	86	86
Other (income)/deductions––net	(286)	(31)	164	(153)	209	55
Income from continuing operations before provision for taxes on income	$3,764	$3,144	$(2,161)	$4,747	$(1,208)	$3,539

	Six Months Ended June 28, 2015
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$12,368	$10,348	$—	$22,717	$—	$22,717
Cost of sales	1,703	2,044	182	3,930	89	4,018
% of revenue	13.8%	19.8%	*	17.3%	*	17.7%
Selling, informational and administrative expenses	3,021	1,544	1,884	6,449	42	6,491
Research and development expenses	1,315	419	1,875	3,609	10	3,620
Amortization of intangible assets	47	20	—	67	1,745	1,811
Restructuring charges and certain acquisition-related costs	—	—	—	—	146	146
Other (income)/deductions––net	(531)	(38)	249	(320)	329	9
Income from continuing operations before provision for taxes on income	$6,813	$6,359	$(4,190)	$8,982	$(2,361)	$6,621

(a)
Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment. On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira commercial operations, including the legacy Hospira One-2-One contract manufacturing business, are included in EH’s operating results in our condensed consolidated statements of income for the second quarter and first six months of 2016, but not for the second quarter and first six months of 2015. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Second Quarter of 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	51	337	388
Selling, informational and administrative expenses	—	—	34	876	33	943
Research and development expenses	527	161	—	156	6	849
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(13)	—	—	173	(64)	96
Loss from continuing operations before provision for taxes on income	$(514)	$(161)	$(34)	$(1,256)	$(312)	$(2,276)

	Six Months Ended July 3, 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	91	514	605
Selling, informational and administrative expenses	—	—	61	1,776	52	1,889
Research and development expenses	1,054	315	—	354	11	1,734
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(27)	—	—	399	(29)	342
Loss from continuing operations before provision for taxes on income	$(1,028)	$(315)	$(61)	$(2,619)	$(548)	$(4,570)

	Second Quarter of 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	25	118	144
Selling, informational and administrative expenses	—	—	28	871	14	913
Research and development expenses	544	150	7	231	9	941
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(15)	—	—	159	19	164
Loss from continuing operations before provision for taxes on income	$(530)	$(150)	$(35)	$(1,286)	$(160)	$(2,161)

	Six Months Ended June 28, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	48	134	182
Selling, informational and administrative expenses	—	—	54	1,807	23	1,884
Research and development expenses	1,085	304	13	460	13	1,875
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(44)	—	—	257	36	249
Loss from continuing operations before provision for taxes on income	$(1,042)	$(304)	$(66)	$(2,573)	$(205)	$(4,190)

(i)
WRD—the research and development expenses managed by our WRD organization, which is generally responsible for research projects for our IH business until proof-of-concept is achieved and then for transitioning those projects to the IH segment via the newly formed GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including EH R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities. As noted above, in connection with the formation of the new EH R&D organization, certain functions transferred from WRD to the new EH R&D organization. We have reclassified approximately $67 million of costs in the second quarter of 2015 and $134 million of costs in the first six months of 2015 from WRD to EH to conform to the current period presentation as part of EH. Also, in connection with the formation of the new GPD organization, beginning in the second quarter of 2016, certain development-related functions transferred from WRD to GPD. See note (ii) below for additional information.

(ii)
GPD––the costs associated with our newly formed GPD organization, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects. In connection with the formation of the GPD organization, certain development-related functions transferred from WRD and IH to GPD. We have reclassified costs of approximately $78 million from WRD and $76 million from IH in the first quarter of 2016, approximately $77 million from WRD and $73 million from IH in the second quarter of 2015 and approximately $157 million from WRD and $147 million from IH in the first six months of 2015 to GPD to conform to the current period presentation as part of GPD.

(iii)
Medical—the costs associated with our Medical organization, which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations.

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

Although we typically provide qualitative information about our Other costs on an annual basis, updated estimates are provided in the first six months of 2016, reflecting:(i) the reorganization of our IH business; (ii) the transfer of certain WRD functions to EH; and (iii) the transfer of certain development-related functions from WRD and IH to GPD. For information purposes only, for the first six months of 2016, we estimate that Other costs, in the aggregate and as described above, but excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $415 million for the first six months of 2016 in Other (income)/deductions––net); and (ii) net income from investments not attributable to an operating segment and included in Corporate (approximately $49 million for the first six months of 2016 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

Six Months Ended July 3, 2016
(PERCENTAGES)	IH	EH
WRD/GPD/Medical Costs
Selling, informational and administrative expenses	67% - 69%	31% - 33%
Research and development expenses	98% - 100%	0% - 2%
Other (income)/deductions––net	*	*
Total WRD/GPD/Medical Costs	96% - 98%	2% - 4%

Corporate/Other Unallocated Costs
Cost of sales	24% - 26%	74% - 76%
Selling, informational and administrative expenses	49% - 51%	49% - 51%
Research and development expenses	83% - 85%	15% - 17%
Other (income)/deductions––net	*	*
Total Corporate/Other Unallocated Costs	49% - 51%	49% - 51%

Total WRD/GPD/Medical and Corporate/Other Unallocated Costs
Cost of sales	24% - 26%	74% - 76%
Selling, informational and administrative expenses	50% - 52%	48% - 50%
Research and development expenses	95% - 97%	3% - 5%
Other (income)/deductions––net	*	*
Total WRD/GPD/Medical and Corporate/Other Unallocated Costs	65% - 67%	33% - 35%

*
Amounts not material. After excluding net interest expense included in Corporate and net income from investments not attributable to an operating segment and included in Corporate, Other (income)/deductions––net approximates $24 million of income for the first six months of 2016.

The percentages provided in the table above do not purport to reflect additional amounts that each of our operating segments would have incurred had each segment operated as a standalone company during the period presented.

•
WRD/GPD/Medical––The information provided in the table above for WRD, GPD and Medical was substantially all derived from our estimates of the costs incurred in connection with the R&D projects associated with each operating segment.

•
Corporate/Other Unallocated––The information provided in the table above for Corporate and Other Unallocated was derived mainly using proportional allocation methods based on global, regional or country revenues or global, regional or country headcount, as well as certain cost metrics, as appropriate, such as those derived from research and development and manufacturing costs, and, to a lesser extent, specific identification. Management believes that the allocations of Corporate and Other Unallocated costs are reasonable.

(c)	See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for a definition of these “Adjusted Income” components.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive and in some cases recurring (such as restructuring or legal charges), or unusual items that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP Adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

Innovative Health Operating Segment

•
IH Revenues increased 7% to $7.1 billion in the second quarter of 2016, compared to $6.6 billion in the same period in 2015, and increased 14% to $14.1 billion in the first six months of 2016, compared to $12.4 billion in the same period in 2015. Foreign exchange had an unfavorable impact of 2% on IH revenues in the second quarter of 2016, and 4% in the first six months of 2016, compared to the same periods in 2015. IH Revenues increased by 9% operationally in the second quarter of 2016 and 18% operationally in the first six months of 2016 compared to the same periods in 2015, primarily due to the following operational factors:

◦
continued strong momentum from Ibrance primarily in the U.S., as well as strong operational growth from Eliquis globally and Lyrica, Xeljanz, Consumer Healthcare and Chantix, all primarily in the U.S. (collectively, up approximately $900 million for the second quarter of 2016 and $2.0 billion for the first six months of 2016), partially offset by:

◦
the Prevnar/Prevenar 13 franchise, primarily driven by the expected decline in revenues for Prevnar 13 for adults in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter. International revenues for the pediatric indication for Prevenar 13 also decreased, primarily in emerging markets, reflecting timing of purchases from Gavi, the Vaccine Alliance, and certain other markets, compared to the prior-year quarter (down approximately $230 million for the second quarter of 2016); and

◦
a decline in Rebif revenues in the U.S. due to the expiration of the collaboration agreement to co-promote Rebif in the U.S., which expired at the end of 2015 (down approximately $90 million for the second quarter of 2016 and $140 million for the first six months of 2016).

Total IH revenues from emerging markets were $932 million in the second quarter of 2016, compared to $1.1 billion in the second quarter of 2015, reflecting a 2% operational decrease in the second quarter of 2016 plus the unfavorable impact of foreign exchange. IH revenues from emerging markets were $1.8 billion in the first six months of 2016, compared to $2.0 billion in the first six months of 2015, reflecting 8% operational growth in the first six months of 2016, which was more than offset by the unfavorable impact of foreign exchange.

•
Cost of sales as a percentage of Revenues decreased 0.1 percentage point in the second quarter of 2016, and decreased 0.4 percentage points in the first six months of 2016, compared to the same periods in 2015, primarily driven by a favorable change in product mix, including an increase in alliance revenues, which have no associated cost of sales, partially offset by unfavorable foreign exchange. The increase in Cost of sales of 6% in the second quarter of 2016, compared to the same period in 2015, was primarily driven by unfavorable foreign exchange and an increase in royalty expense, partially offset by favorable product mix. The increase in Cost of sales of 11% in the first six months of 2016, compared to the same period in 2015, was primarily driven by unfavorable foreign exchange, an increase in sales volumes and an increase in royalty expense.

•
The slight decrease in Selling, informational and administrative expenses in the second quarter of 2016, compared to the same period in 2015, reflects favorable foreign exchange, offset by additional investment in Prevnar 13 and Eliquis. The increase in Selling, informational and administrative expenses of 9% in the first six months of 2016, compared to the same period in 2015, reflects an increase in the allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor, and additional investment in Eliquis and Prevnar 13, partially offset by favorable foreign exchange.

•
The increase in Research and development expenses of 2% in the second quarter of 2016, compared to the same period in 2015, primarily reflects the increased costs associated with our avelumab alliance with Merck KGaA. The decrease in Research and development expenses of 13% in the first six months of 2016, compared to the same period in 2015, primarily reflects the non-recurrence of the $295 million upfront payment made to OPKO in the first quarter of 2015, partially offset by increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA and increased investment in certain late-stage pipeline programs, primarily bococizumab and tanezumab.

Essential Health Operating Segment

•
EH Revenues increased 16%, to $6.0 billion in the second quarter of 2016, compared to $5.2 billion in the same period in 2015, and increased 16% to $12.0 billion in the first six months of 2016, compared to $10.3 billion in the same period in 2015. Foreign exchange had an unfavorable impact of 4% on EH revenues in the second quarter of 2016, and 6% in the first six months of 2016, compared to the same periods in 2015. Revenues increased by 19% operationally in the second quarter of 2016 and 22% operationally in the first six months of 2016, compared to the same periods in 2015, primarily due to the inclusion of legacy Hospira operations of $1.1 billion in the second quarter of 2016 and $2.3 billion in the first six months of 2016, partially offset by the loss of exclusivity and associated generic competition for certain Peri-LOE Products, primarily Zyvox in the U.S. and certain developed Europe markets, as well as Lyrica in certain developed Europe markets. EH Revenues excluding the contribution from the legacy Hospira portfolio, decreased 3% operationally in the second quarter of 2016 and decreased 1% operationally in the first six months of 2016, compared to the same periods in 2015, primarily due to the following operational factors:

◦
the loss of exclusivity and associated generic competition for certain Peri-LOE Products, primarily Zyvox in the U.S. and certain developed Europe markets, as well as Lyrica in certain developed Europe markets (collectively, down by approximately $210 million in the second quarter of 2016 and $440 million in the first six months of 2016), partially offset by:

◦
growth in the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio primarily in emerging markets and the U.S. (up by approximately $80 million in the second quarter of 2016 and $170 million in the first six months of 2016); and

◦	growth in the Legacy Established Products portfolio primarily in the U.S. (up by approximately $60 million in the second quarter of 2016 and $270 million in the first six months of 2016).
Total EH revenues from emerging markets were $1.7 billion in the second quarter of 2016, compared to $1.8 billion in the second quarter of 2015, reflecting 8% operational growth in the second quarter of 2016, driven by the inclusion of legacy Hospira operations and reflecting operational growth from the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio, which was more than offset by the unfavorable impact of foreign exchange. Total EH revenues from emerging markets were $3.3 billion in the first six months of 2016, compared to $3.5 billion in the first six months of 2015, reflecting 9% operational growth in the first six months of 2016, driven by the inclusion of legacy Hospira operations and reflecting operational growth from the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio and the Legacy Established Products portfolio, which was more than offset by the unfavorable impact of foreign exchange.

•
Cost of sales as a percentage of Revenues increased 7.8 percentage points in the second quarter of 2016, and increased 6.3 percentage points in the first six months of 2016, compared to the same periods in 2015, primarily due to the inclusion of legacy Hospira operations, unfavorable foreign exchange and the impact of losses of exclusivity resulting in an unfavorable change in product mix. The increase in Cost of sales of 61% in the second quarter of 2016 and 53% in the first six months of 2016, compared to the same periods in 2015, was driven by the inclusion of legacy Hospira operations and the unfavorable impact from foreign exchange, partially offset by lower volumes as a result of products losing exclusivity.

•
Selling, informational and administrative expenses increased 5% in the second quarter of 2016, compared to the same period in 2015, primarily due to the inclusion of legacy Hospira operations, partially offset by lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and favorable foreign exchange. The increase in Selling, informational and administrative expenses of 5% in the first six months of 2016, compared to the same period in 2015, was primarily due to the inclusion of legacy Hospira operations, partially offset by favorable foreign exchange and lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives.

•
Research and development expenses increased 41% in the second quarter of 2016, and increased 39% in the first six months of 2016, compared to the same periods in 2015, reflecting the inclusion of legacy Hospira operations and increased investment in legacy Pfizer biosimilar development programs.

•
The favorable change in Other (income)/deductions––net in the first six months of 2016, compared to the same period in 2015, primarily reflects resolution of a contract disagreement and favorable foreign exchange.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and the first six months of 2016 reflect the following:

•
For Foreign currency translation adjustments, net, for the second quarter of 2016, primarily reflects the weakening of the U.S. dollar against the euro and Japanese yen; for the first six months of 2016, primarily reflects the strengthening of the U.S. dollar against the U.K. pound, partially offset by the weakening of the U.S. dollar against the euro and Japanese yen.

•
For Unrealized holding gains/(losses) on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, reflects the impact of the inclusion of Hospira’s pension and postretirement benefit plans in our results of operations, subsequent to its acquisition, partially offset by favorable foreign exchange, large gains in the international plans in 2015 and, to a lesser extent, settlement activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service credits and other, net, for the first six months of 2016, reflects an $82 million reduction in our U.S. Postretirement Plan obligation due to a plan change approved in June 2016 that introduced a cap on costs for certain groups within the plan, partially offset by the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

For information related to changes in Accumulated other comprehensive loss, see the “Analysis of the Condensed Consolidated Statements of Comprehensive Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests.

The changes in our asset and liability accounts as of July 3, 2016, compared to December 31, 2015, generally reflect, among other things, fluctuations in foreign currency exchange rates. The following explanations exclude the impact of foreign exchange.

•
For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business and an increase in the allowance for doubtful accounts, resulting from unfavorable developments with a distributor.

•	For Inventories, the change reflects planned inventory reductions, offset by inventory builds in the normal course of business.

•
For Other current assets, the change reflects an increase in VAT receivable balances due to a change in our supply chain, partially offset by a decrease in receivables associated with our derivative financial instruments.

•	For PP&E, the change reflects depreciation during the period, partially offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change reflects the acquisition of Anacor and the impact of measurement period adjustments related to our acquisition of Hospira (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions and Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets for additional information), partially offset by amortization and impairments for the period.

•
For Goodwill, the change primarily reflects the acquisition of Anacor (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions and Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets for additional information).

•
For Other noncurrent assets, the change reflects an increase in receivables associated with our derivative financial instruments and an increase in noncurrent VAT receivable balances due to a change in our supply chain.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•	For Dividends payable, the change reflects the difference between the first quarter 2016 dividends declared in 2015 and the third quarter dividends declared in June 2016.

•	For Accrued compensation and related items, the decrease reflects bonus payments made to employees during the first six months of 2016.

•
For Other current liabilities, the change reflects payments and accruals for certain legal matters and restructuring matters, and payments for interest, partially offset by an increase in VAT payable balances due to a change in our supply chain and the timing of other accruals and payments in the normal course of business.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change reflects a $1.0 billion voluntary pension contribution in January 2016, as well as the information provided in Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change reflects an increase in the payables associated with our derivative financial instruments and deferred revenue from a co-development agreement, partially offset by distributions under certain of our deferred compensation programs and changes in accruals in the normal course of business.

•
For Treasury stock, the change reflects $5 billion paid to GS&Co. in March 2016 pursuant to the terms of an accelerated share repurchase agreement. See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	July 3, 2016	June 28, 2015	% Change
Cash provided by/(used in):
Operating activities	$5,230	$4,770	10
Investing activities	(323)	4,487	*
Financing activities	(5,069)	(8,852)	(43)
Effect of exchange-rate changes on cash and cash equivalents	(68)	(78)	(14)
Net increase/(decrease) in Cash and cash equivalents	$(230)	$327	*

*	Calculation not meaningful.

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

Operating Activities

Our net cash provided by operating activities was $5.2 billion in the first six months of 2016, compared to $4.8 billion in the same period of 2015. The increase in net cash provided by operating activities reflects an increase in operating earnings, partially offset by the timing of receipts from customers and payments to vendors in the ordinary course of business and an increase in bonus payments made to employees.
In the first six months of 2016 and 2015, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and non-current liabilities. For the first six months of 2016 and 2015, this line item also includes the adjustments necessary to reflect the payments of certain legal claims accrued in prior periods, including for the first six months of 2016, Protonix-related matters, and for the first six months of 2015, Neurontin-related matters, partially offset by the deferral of an upfront payment received from Lilly as part of a collaborative arrangement. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.
For additional information about changes in other assets and liabilities account balances see also “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.

Investing Activities

Our net cash used by investing activities was $323 million in the first six months of 2016, compared to net cash provided by investing activities of $4.5 billion in the same period in 2015. The decrease in net cash provided by investing activities was primarily attributable to:

•
cash paid of $4.5 billion, net of cash acquired, for the acquisition of Anacor in the first six months of 2016 compared to cash paid of $679 million, net of cash acquired, primarily for the acquisition of Baxter’s portfolio of marketed vaccines in the first six months of 2015. (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions),

partially offset by:

•	net redemptions of investments of $5.1 billion in the first six months of 2016, compared to $5.3 billion in the first six months of 2015.

Financing Activities

Our net cash used in financing activities was $5.1 billion in first six months of 2016, compared to $8.9 billion in the same period in 2015. The decrease in net cash used in financing activities was primarily attributable to:

•	net proceeds on short-term borrowings and long-term debt of $2.9 billion in the first six months of 2016, compared to net payments on borrowings of $504 million in the first six months of 2015; and

•	purchases of common stock of $5.0 billion in the first six months of 2016, compared to $6.0 billion in the first six months of 2015;
partially offset by:

•	proceeds from the exercise of stock options of $696 million in the first six months of 2016, compared to $981 million in the first six months of 2015.
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

Our long-term debt is rated high-quality by both S&P and Moody’s. See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	July 3, 2016	December 31, 2015
Selected financial assets:
Cash and cash equivalents(a)	$3,411	$3,641
Short-term investments(a)	17,531	19,649
Long-term investments(a)	13,124	15,999
	34,067	39,290
Debt:
Short-term borrowings, including current portion of long-term debt	13,724	10,159
Long-term debt	30,457	28,740
	44,181	38,899
Selected net financial assets/(liabilities)(b)	$(10,114)	$391

Working capital(c)	$11,746	$14,405
Ratio of current assets to current liabilities	1.37:1	1.49:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.36	$10.48

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instruments held.

(b)
Selected net financial assets decreased due to an increase in short-term and long-term debt, the acquisition of Anacor and payments on long-term debt. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	The decrease in working capital is primarily due to an increase in short term borrowings, and the timing of accruals, cash receipts and payments in the ordinary course of business.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

On June 3, 2016, we completed a public offering of $5.0 billion aggregate principal amount of unsecured notes (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt).

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we have received limited payments in 2015 and 2016 from the Greek government on outstanding receivables; the majority of such receivables pertain to 2015 and 2016 revenues. Also, the Greek government has restructured its debt to other third parties in the third quarter of 2015. Accordingly, we have adjusted our allowance for doubtful accounts to reflect these events, and have $55 million in net receivables from the Greek government as of July 3, 2016. Reported revenues from Greece for the six months ended July 3, 2016 were $127 million.

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

As of July 3, 2016, we had about $752 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $97 million, were as follows: $65 million in Italy; $17 million in Portugal; $10 million in Greece; and $5 million in Spain.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt		Date of Last Rating Change
	Rating	Rating	Outlook
Moody’s	P-1	A1	Negative Outlook	May 2016
S&P	A-1+	AA	Stable	April 2016
Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 3, 2016, we had access to $7.9 billion of lines of credit, of which $867 million expire within one year. Of these lines of credit, $7.9 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2020, may be used to support our commercial paper borrowings.

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

Global Economic Conditions––U.K.
In June 2016, the U.K. electorate voted to leave the EU. The U.K. government has not formally notified the European Council of their intention to leave the EU, which would begin a two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process is expected to be highly complex, and may, if needed, be bi-laterally extended. The end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of August 2016); and the SIMADI rate of 640 (as of August 2016). Effective in March 2016, the CENCOEX rate was replaced by the DIPRO rate of 10 (as of August 2016); the SICAD rate ceased to be offered; and the SIMADI rate was planned to be replaced by the DICOM rate, but the DICOM rate is not published. The Venezuelan government continues to publish the SIMADI rate, and that rate has grown from 206 in March to about 640 (as of August 2016). Based on recent conditions in Venezuela, we resolved that our Venezuelan bolivar-denominated net monetary assets that are subject to revaluation are no longer expected to be substantially settled at the Venezuelan government CENCOEX official rate of 6.3 or the DIPRO rate of 10, but at a rate of 500 at the end of the second quarter.
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

On July 11, 2016, the Venezuelan government administration announced a new program under a State of Emergency decree that is intended to control the use of raw materials, production and distribution of products, specifically for medicines and foods. It is uncertain how this program will be applied to Pfizer in Venezuela. We continue to operate in Venezuela and have $12 million of net monetary assets and $84 million of non-monetary assets, excluding inventory carried at lower of cost or market, in Venezuela.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

On March 8, 2016, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. based on a price of $29.36 per share, which represented, based on the closing share price of our common stock on the NYSE on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. On June 20, 2016, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 18 million shares of our common stock from GS&Co. on June 20, 2016. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $32.38 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended		Six Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	July 3 2016(a)	June 28, 2015	July 3, 2016(a)	June 28, 2015(b)
Shares of common stock purchased	18	—	154	182
Cost of purchase	$—	$—	$5.0	6.0

(a)
Represents shares purchased pursuant to and received upon settlement of an accelerated share repurchase agreement. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities" in Part II, Item 2 of this Quarterly Report on Form 10-Q.

(b)
Includes approximately 151 million shares purchased for $5 billion pursuant to an accelerated share repurchase agreement. For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2015 Form 10-K.

After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion as of July 3, 2016.

Dividends on Common Stock

In June 2016, our Board of Directors declared a dividend of $0.30 per share, payable on September 1, 2016, to shareholders of record at the close of business on August 5, 2016.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of July 3, 2016

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
In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance the FASB has issued five ASUs, amending the guidance and effective date, and the SEC has rescinded certain related SEC guidance; the most recent of which was issued in May 2016.
January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

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
	January 1, 2019. Earlier application is permitted.	We have not yet completed our review of the impact of this guidance. However, we anticipate recognition of additional assets and corresponding liabilities related to leases on our balance sheet.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2016, the FASB issued new guidance on accounting for employee share-based payments. The new guidance changes existing guidance as follows:
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
2. The minimum statutory tax withholding requirement to qualify for equity classification has changed to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions.
3. Cash paid by an employer when directly withholding shares for tax-withholding purposes will be classified as a financing activity in the statement of cash flows.
4. An entity-wide accounting policy election may be made to either estimate the number of awards that are expected to vest (current GAAP) or to account for forfeitures when they occur.
January 1, 2017, with earlier application permitted.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. Although it is difficult to predict the impact as it is dependent on the timing of when employees exercise stock options and the fair value of our stock price at that time, we do not anticipate a material impact to our consolidated financial statements upon adoption.

In June 2016, the FASB issued new guidance on accounting for credit losses of financial instruments. The new guidance replaces the incurred losses methodology in current GAAP with a methodology that reflects expected credit losses using an allowance account.
	January 1, 2020. Earlier application is permitted as of fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.	We have not yet completed our review of the impact of this new guidance on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions of Hospira and Anacor, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2016” section of this MD&A, the anticipated costs and cost savings set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” and “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits, including cost savings, expected from our acquisition of Hospira; the expected timing of a decision regarding a potential separation of our IH and EH businesses, set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” section of this MD&A; and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2016 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•	risks related to our ability to develop and launch biosimilars;

•	the ability to meet generic and branded competition after the loss of patent protection for our products or competitor products;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the impact of existing and future legislation and regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment, and our ability to obtain timely or adequate pricing or formulary placement for our products;

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

•
interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates and the volatility following the U.K. referendum in which voters approved the exit from the EU;

•
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals;

•
the end result of any negotiations between the U.K. government and the EU regarding the terms of the U.K.’s exit from the EU, which could have implications on our research, commercial and general business operations in the U.K. and the EU;

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

•
risks and uncertainties related to our recent acquisitions of Hospira and Anacor, including, among other things, the ability to realize the anticipated benefits of the acquisitions of Hospira and Anacor, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira and Anacor will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transaction making it more difficult to maintain business and operational relationships; significant transaction costs; and unknown liabilities.

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

Our 2015 Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2016:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(a), (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 4, 2016 through May 1, 2016	7,854	$31.19	—	$11,355,862,076
May 2, 2016 through May 29 2016	6,352	$36.53	—	$11,355,862,076
May 30, 2016 through July 3, 2016	18,182,673	$32.39	18,157,790	$11,355,862,076
Total	18,196,879	$32.39	18,157,790

(a)
On October 23, 2014, we announced that the Board of Directors had authorized an $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015 (the October 2014 Stock Purchase Plan). In December 2015, the Board of Directors authorized a new $11 billion share repurchase program to be utilized over time. On March 8, 2016, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. based on a price of $29.36 per share, which represented, based on the closing share price of our common stock on the NYSE on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. On June 20, 2016, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 18 million shares of our common stock from GS&Co. on June 20, 2016. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $32.38 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion at July 3, 2016.

(b)
In addition to the amounts purchased under the accelerated share repurchase agreement, these columns reflect the following transactions during the second fiscal quarter of 2016: (i) the surrender to Pfizer of 40,088 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the surrender to Pfizer of 944 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; (iii) the surrender to Pfizer of 767 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options; and (iv) the clawback of a first quarter payment of total shareholder return units in accordance with the terms of the grant resulting in the reversal of the surrender of 2,710 shares of common stock to satisfy withholding obligations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Amendment No. 2 to Amended and Restated Deferred Compensation Plan, dated April 27, 2016.
Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Pfizer Inc.
(Registrant)

Dated:	August 11, 2016	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)