Form 10-Q
period 2016-10-02
PFIZER INC
filed 2016-11-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

At November 7, 2016, 6,068,355,132 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2015 Financial Report	Financial Report for the fiscal year ended December 31, 2015, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015
2015 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2015
AAV	Adeno-Associated Virus
ACA	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Allergan	Allergan plc
Alliance revenues	revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
AM-Pharma	AM-Pharma B.V.
Anacor	Anacor Pharmaceuticals, Inc.
Astellas	Astellas Pharma Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Bamboo	Bamboo Therapeutics, Inc.
Baxter	Baxter International Inc.
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
Celltrion	Celltrion Inc. and Celltrion Healthcare, Co., Ltd. (collectively)
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, Scandinavia, South Korea, Finland and New Zealand
DEUs	Dividend Equivalent Units
DVT	deep vein thrombosis
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GHD	growth hormone deficiency
GIST	gastrointestinal stromal tumors
GIP	Global Innovative Pharmaceutical segment
GPD	Global Product Development organization
GS&Co.	Goldman, Sachs & Co.
HER2-	human epidermal growth factor receptor 2-negative
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical Inc.
IH	Innovative Health
InnoPharma	InnoPharma, Inc.
IPR&D	in-process research and development

IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
Janssen	Janssen Biotech Inc.
King	King Pharmaceuticals, Inc.
LDL	low density lipoprotein
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCO	managed care organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDV	multi-dose vial
Medivation	Medivation, Inc.
Moody’s	Moody’s Investors Service
mRCC	metastatic renal cell carcinoma
NDA	new drug application
NOAC	Novel Oral Anticoagulant
NovaQuest	NovaQuest Co-Investment Fund II, L.P. or NovaQuest Co-Investment Fund V, L.P., as applicable
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	Pharmacy Benefit Manager
PCS	Pfizer CenterOne (previously known as Pfizer CentreSource)
PDUFA	Prescription Drug User Fee Act
PE	pulmonary embolism
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
PTUs	Profit Units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2016
RAR	Revenue Agent’s Report
RCC	renal cell carcinoma
recAP	recombinant human Alkaline Phosphatase
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SGA	small for gestational age
S&P	Standard and Poor’s
Teuto	Laboratório Teuto Brasileiro S.A.
TSRUs	Total Shareholder Return Units
U.K.	United Kingdom
U.S.	United States
VAT	value added tax
VOC	Global Vaccines, Oncology and Consumer Healthcare segment
WRD	Worldwide Research and Development
Zoetis	Zoetis Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenues	$13,045	$12,087	$39,196	$34,804
Costs and expenses:
Cost of sales(a)	3,085	2,219	9,111	6,238
Selling, informational and administrative expenses(a)	3,559	3,270	10,414	9,761
Research and development expenses(a)	1,881	1,722	5,360	5,342
Amortization of intangible assets	968	937	2,934	2,748
Restructuring charges and certain acquisition-related costs	531	581	988	727
Other (income)/deductions––net	1,417	661	2,815	670
Income from continuing operations before provision for taxes on income	1,604	2,697	7,575	9,319
Provision for taxes on income	284	567	1,194	2,178
Income from continuing operations	1,320	2,130	6,380	7,141
Discontinued operations––net of tax	—	8	—	14
Net income before allocation to noncontrolling interests	1,319	2,139	6,380	7,155
Less: Net income attributable to noncontrolling interests	—	9	25	23
Net income attributable to Pfizer Inc.	$1,320	$2,130	$6,355	$7,132

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.22	$0.34	$1.04	$1.15
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.22	$0.35	$1.04	$1.15

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.22	$0.34	$1.03	$1.14
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.21	$0.34	$1.03	$1.14

Weighted-average shares––basic	6,066	6,168	6,095	6,176
Weighted-average shares––diluted	6,138	6,243	6,164	6,259
Cash dividends paid per common share	$0.30	$0.28	$0.90	$0.84

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income before allocation to noncontrolling interests	$1,319	$2,139	$6,380	$7,155

Foreign currency translation adjustments, net	418	(535)	999	(2,170)
	418	(535)	999	(2,170)
Unrealized holding losses on derivative financial instruments, net	(126)	(217)	(970)	(80)
Reclassification adjustments for realized (gains)/losses(a)	150	(35)	280	(545)
	24	(251)	(690)	(625)
Unrealized holding gains/(losses) on available-for-sale securities, net	261	25	740	(502)
Reclassification adjustments for realized (gains)/losses(a)	(112)	69	(129)	815
	149	94	611	312
Benefit plans: actuarial losses, net	(82)	(144)	(101)	(122)
Reclassification adjustments related to amortization(b)	140	140	418	409
Reclassification adjustments related to settlements, net(b)	28	36	76	98
Other	69	(10)	51	120
	155	23	444	506
Benefit plans: prior service credits and other, net	95	—	182	506
Reclassification adjustments related to amortization(b)	(45)	(46)	(127)	(115)
Reclassification adjustments related to curtailments, net(b)	(8)	(4)	(14)	(21)
Other	6	(1)	12	(3)
	48	(51)	54	366
Other comprehensive income/(loss), before tax	794	(721)	1,418	(1,611)
Tax provision/(benefit) on other comprehensive income/(loss)(c)	116	(65)	111	267
Other comprehensive income/(loss) before allocation to noncontrolling interests	$678	$(656)	$1,307	$(1,878)

Comprehensive income before allocation to noncontrolling interests	$1,997	$1,483	$7,687	$5,277
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	2	24	(1)
Comprehensive income attributable to Pfizer Inc.	$1,997	$1,481	$7,664	$5,278

(a)	Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	October 2, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$2,094	$3,641
Short-term investments	12,277	19,649
Trade accounts receivable, less allowance for doubtful accounts: 2016—$672; 2015—$384	9,836	8,176
Inventories	7,507	7,513
Current tax assets	2,825	2,662
Other current assets	2,843	2,154
Assets held for sale	1,119	9
Total current assets	38,501	43,804
Long-term investments	9,507	15,999
Property, plant and equipment, less accumulated depreciation: 2016—$14,838; 2015—$13,502	13,284	13,766
Identifiable intangible assets, less accumulated amortization	54,238	40,356
Goodwill	56,281	48,242
Noncurrent deferred tax assets and other noncurrent tax assets	1,859	1,794
Other noncurrent assets	4,759	3,420
Total assets	$178,430	$167,381

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$13,633	$10,159
Trade accounts payable	3,476	3,620
Dividends payable	1,821	1,852
Income taxes payable	1,158	418
Accrued compensation and related items	2,048	2,359
Other current liabilities	12,623	10,990
Total current liabilities	34,759	29,399

Long-term debt	30,437	28,740
Pension benefit obligations, net	5,312	6,310
Postretirement benefit obligations, net	1,808	1,809
Noncurrent deferred tax liabilities	31,687	26,877
Other taxes payable	4,767	3,992
Other noncurrent liabilities	6,059	5,257
Total liabilities	114,829	102,384

Commitments and Contingencies

Preferred stock	25	26
Common stock	461	459
Additional paid-in capital	82,534	81,016
Treasury stock	(84,346)	(79,252)
Retained earnings	72,846	71,993
Accumulated other comprehensive loss	(8,214)	(9,522)
Total Pfizer Inc. shareholders’ equity	63,306	64,720
Equity attributable to noncontrolling interests	294	278
Total equity	63,601	64,998
Total liabilities and equity	$178,430	$167,381
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015
Operating Activities
Net income before allocation to noncontrolling interests	$6,380	$7,155
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,208	3,733
Asset write-offs and impairments	1,146	864
Write-down of HIS net assets to fair value less estimated costs to sell	1,422	—
Deferred taxes from continuing operations	(1,335)	(165)
Share-based compensation expense	532	488
Benefit plan contributions in excess of expense	(775)	(804)
Other adjustments, net	68	(184)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,718)	(1,297)
Net cash provided by operating activities	9,929	9,790

Investing Activities
Purchases of property, plant and equipment	(1,134)	(786)
Purchases of short-term investments	(15,170)	(21,068)
Proceeds from redemptions/sales of short-term investments	20,685	33,609
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	6,485	5,557
Purchases of long-term investments	(4,771)	(6,578)
Proceeds from redemptions/sales of long-term investments	6,915	4,535
Acquisitions of businesses, net of cash acquired	(17,679)	(16,322)
Acquisitions of intangible assets	(96)	(48)
Other investing activities, net	60	346
Net cash used in investing activities	(4,704)	(756)

Financing Activities
Proceeds from short-term borrowings	6,397	2,022
Principal payments on short-term borrowings	(3,321)	(16)
Net proceeds from/(payments on) short-term borrowings with original maturities of three months or less	(963)	1,907
Proceeds from issuance of long-term debt	5,031	—
Principal payments on long-term debt	(4,317)	(2,994)
Purchases of common stock	(5,000)	(6,160)
Cash dividends paid	(5,496)	(5,211)
Proceeds from exercise of stock options	946	1,165
Other financing activities, net	29	171
Net cash used in financing activities	(6,693)	(9,115)
Effect of exchange-rate changes on cash and cash equivalents	(79)	(162)
Net decrease in cash and cash equivalents	(1,547)	(244)
Cash and cash equivalents, beginning	3,641	3,343
Cash and cash equivalents, end	$2,094	$3,099

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,430	$1,414
Interest	1,177	1,162
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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 28, 2016 and August 23, 2015. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended October 2, 2016 and September 27, 2015.

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
In the condensed consolidated balance sheet as of December 31, 2015, we performed certain reclassifications to conform to the current period presentation of Other current assets, Other noncurrent assets, Short-term borrowings, including current portion of long-term debt and Long-term debt, and in the condensed consolidated statement of cash flows for the nine months ended September 27, 2015, we performed certain reclassifications to conform to the current presentation of Other changes in assets and liabilities, net of acquisitions and divestitures, Principal payments on short-term borrowings, and Principal payments on long-term debt, for debt issuance costs in accordance with the adoption of a new accounting standard. For additional information, see Note 1B.
On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical will acquire all of Pfizer’s global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical stock. HIS includes IV pumps, solutions, and devices. Pfizer has also agreed to certain restrictions on transfer of its ICU Medical shares for at least 18 months. Assets and liabilities associated with HIS were reclassified as held for sale in the condensed consolidated balance sheet as of October 2, 2016. The companies expect to complete the transaction in the first quarter of 2017, subject to customary closing conditions, including required regulatory approvals. For additional information, see Note 2B.

On September 28, 2016 (the acquisition date), we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation, and, in accordance with our domestic and international reporting periods, our consolidated financial statements for the three and nine months ended October 2, 2016 reflect three business days of legacy Medivation operations, which were immaterial. See Note 2A for additional information.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 24, 2016 (the acquisition date), we completed our acquisition of Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor, and, in accordance with our domestic reporting period, our consolidated financial statements for the three and nine months ended October 2, 2016 reflect approximately three months of legacy Anacor operations, which were immaterial. See Note 2A for additional information.

On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan entered into on November 22, 2015 was terminated by mutual agreement of the companies. The decision was driven by the actions announced by the U.S. Department of Treasury on April 4, 2016, which the companies concluded qualified as an “Adverse Tax Law Change” under the merger agreement. In connection with the termination of the merger agreement, on April 8, 2016 (which fell into Pfizer’s second fiscal quarter), Pfizer paid Allergan $150 million (pre-tax) for reimbursement of Allergan’s expenses associated with the terminated transaction (see Note 4). Pfizer and Allergan also released each other from any and all claims in connection with the merger agreement.
On September 3, 2015, we acquired Hospira and, commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira. As a result, legacy Hospira operations are reflected in our results of operations, EH’s operating results, and cash flows for the third quarter and first nine months of 2016. In accordance with our domestic and international reporting periods, our consolidated statements of income for the third quarter and first nine months of 2015 reflect only one month of legacy Hospira U.S. operations but no financial results from legacy Hospira international operations. Legacy Hospira assets and liabilities are reflected in our balance sheets as of October 2, 2016 and December 31, 2015. See Note 2A for additional information.
B. Adoption of New Accounting Standards

We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. The update does not impact the measurement or recognition of debt issuance costs. As of October 2, 2016, debt issuance costs were $89 million and are presented as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($88 million). In the December 31, 2015 condensed consolidated balance sheet, we have reclassified debt issuance costs of $79 million ($1 million from Other current assets and $79 million from Other noncurrent assets) and have presented them as contra-liabilities to Short-term borrowings, including current portion of long-term debt ($1 million) and Long-term debt ($79 million) to conform to the current period presentation. For additional information, see Note 7A.

We adopted a new standard as of January 1, 2016 that requires an acquirer to recognize adjustments made in the measurement period to provisional amounts of assets acquired and liabilities assumed in a business combination in the reporting period in which the adjustment amounts are determined. There was no material impact to our condensed consolidated financial statements in the third quarter and first nine months of 2016 from adopting this standard. For additional information, see Note 2A.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment

A. Acquisitions
Medivation, Inc.
On September 28, 2016 (the acquisition date), we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, $1.0 billion was not paid as of October 2, 2016, and was recorded in Other current liabilities. Medivation is now a wholly-owned subsidiary of Pfizer. Medivation is a biopharmaceutical company focused on developing and commercializing small molecules for oncology. Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within the tumor cell. Xtandi is being developed and commercialized through a collaboration between Pfizer and Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has two development-stage oncology assets in its pipeline: talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer, and pidilizumab, an immuno-oncology asset being developed for diffuse large B-cell lymphoma and other hematologic malignancies. In connection with this acquisition, we provisionally recorded $13.2 billion in Identifiable intangible assets, primarily consisting of $8.5 billion of Developed technology rights with an average useful life of approximately 12 years and $4.8 billion of In-process research and development, and provisionally recorded $5.5 billion of Goodwill, $4.4 billion of net deferred tax liabilities, and $374 million of assumed contingent consideration. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
Bamboo Therapeutics, Inc.
On August 1, 2016 (the acquisition date), we acquired all the remaining equity in Bamboo, a privately held biotechnology company focused on developing gene therapies for the potential treatment of patients with certain rare diseases relating to neuromuscular conditions and those affecting the central nervous system, for $150 million, plus potential milestone payments of up to $495 million contingent upon the progression of key assets through development, regulatory approval and commercialization. The total fair value of the consideration transferred for Bamboo was approximately $331 million, including cash of $130 million ($101 million, net of cash acquired), contingent consideration of $157 million, consisting of milestone payments, and the fair value of Pfizer’s previously held equity interest in Bamboo of $44 million. We previously purchased a minority stake in Bamboo in the first quarter of 2016 for a payment of approximately $43 million. Upon acquiring the remaining interest in Bamboo, we recognized a gain of $1 million on our existing investment in Other (income)/deductions––net. This acquisition provides us with several clinical and pre-clinical assets that complement our rare disease portfolio, an advanced recombinant AAV vector design and production technology, and a fully functional Phase I/II gene therapy manufacturing facility. Bamboo is now a wholly-owned subsidiary of Pfizer. In connection with this acquisition, we provisionally recorded $325 million of Identifiable intangible assets, consisting entirely of In-process research and development. We also provisionally recorded $130 million of Goodwill and $94 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.

Anacor Pharmaceuticals, Inc.

On June 24, 2016 (the acquisition date), we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion net of cash acquired), plus $698 million debt assumed. Anacor is now a wholly-owned subsidiary of Pfizer. Anacor is a biopharmaceutical company focused on novel small-molecule therapeutics derived from its boron chemistry platform. Included within Anacor’s pipeline is crisaborole, a non-steroidal topical PDE-4 inhibitor with anti-inflammatory properties. In connection with this acquisition, we recorded $698 million as the fair value of notes payable in cash, and provisionally recorded $5.0 billion in Identifiable intangible assets, primarily consisting of $4.8 billion of In-process research and development, and provisionally recorded $1.8 billion of Goodwill and $1.6 billion of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.

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

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in the first nine months of 2016 to the amounts initially recorded in 2015 (measurement period adjustments) with a corresponding change to goodwill. The measurement period adjustments did not have a material impact on our earnings in any period. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

(MILLIONS OF DOLLARS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2015)	Measurement Period Adjustments(a)	Amounts Recognized as of Acquisition Date (as adjusted) Final
Working capital, excluding inventories	$274	$68	$342
Inventories	1,924	(23)	1,901
PP&E	2,410	(57)	2,352
Identifiable intangible assets, excluding IPR&D	8,270	20	8,290
IPR&D	995	35	1,030
Other noncurrent assets	408	(46)	362
Long-term debt	(1,928)	—	(1,928)
Benefit obligations	(117)	—	(117)
Net income tax accounts	(3,394)	14	(3,380)
Other noncurrent liabilities	(39)	(23)	(61)
Total identifiable net assets	8,803	(12)	8,791
Goodwill	7,284	12	7,295
Net assets acquired/total consideration transferred	$16,087	$—	$16,087

(a)
The changes in the estimated fair values are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

•
Environmental Matters—In the ordinary course of business, Hospira incurs liabilities for environmental matters such as remediation work, asset retirement obligations and environmental guarantees and indemnifications. The contingencies for environmental matters are not significant to Pfizer’s financial statements.

•
Legal Matters—Hospira is involved in various legal proceedings, including product liability, patent, commercial, antitrust and environmental matters and government investigations, of a nature considered normal to its business. The contingencies arising from legal matters are not significant to Pfizer’s financial statements.

•
Tax Matters—In the ordinary course of business, Hospira incurs liabilities for income taxes. Income taxes are exceptions to both the recognition and fair value measurement principles associated with the accounting for business combinations. Reserves for income tax contingencies continue to be measured under the benefit recognition model as previously used by Hospira. Net liabilities for income taxes approximate $3.4 billion as of the acquisition date, which includes $109 million for uncertain tax positions. The net tax liability includes the recording of additional adjustments of approximately $3.2 billion for the tax impact of fair value adjustments and approximately $719 million for income tax matters that we intend to resolve in a manner different from what Hospira had planned or intended. For example, because we plan to repatriate certain overseas funds, we provided deferred taxes on Hospira’s unremitted earnings for which no taxes have been previously provided by Hospira as it was Hospira’s intention to indefinitely reinvest those earnings.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides supplemental pro forma information as if the acquisition of Hospira had occurred on January 1, 2014:
	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended	Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	September 27, 2015	September 27, 2015
Revenues	$12,957	$38,034
Net income attributable to Pfizer Inc. common shareholders	2,513	7,577
Diluted EPS attributable to Pfizer Inc. common shareholders	0.40	1.21
The unaudited supplemental pro forma consolidated results were prepared using the acquisition method of accounting and do not purport to reflect what the combined company’s results of operations would have been had the acquisition occurred on January 1, 2014, nor do they project the future results of operations of the combined company or reflect the expected realization of any cost savings associated with the acquisition. The actual results of operations of the combined company may differ significantly from the pro forma adjustments reflected here due to many factors.
The unaudited supplemental pro forma consolidated results reflect the historical financial information of Pfizer and Hospira, adjusted to give effect to the acquisition of Hospira as if it had occurred on January 1, 2014, primarily for the following pre-tax adjustments:

•	Elimination of Hospira’s historical intangible asset amortization expense (approximately $9 million in the third quarter of 2015 and $33 million in the first nine months of 2015).

•
Additional amortization expense (approximately $70 million in the third quarter of 2015 and $321 million in the first nine months of 2015) related to the fair value of identifiable intangible assets acquired.

•	Additional depreciation expense (approximately $14 million in the third quarter of 2015 and $57 million in the first nine months of 2015) related to the fair value adjustment to PP&E acquired.

•
Adjustment related to the non-recurring fair value adjustment to acquisition-date inventory estimated to have been sold (the elimination of $75 million of charges in the third quarter of 2015 and $66 million of charges in the first nine months of 2015).

•	Adjustment to decrease interest expense (approximately $3 million in the third quarter of 2015 and $23 million in the first nine months of 2015) related to the fair value adjustment of Hospira debt.

•
Adjustment for non-recurring acquisition-related costs directly attributable to the acquisition (the elimination of $680 million of charges in the third quarter of 2015 and $724 million of charges in the first nine months of 2015), reflecting non-recurring charges incurred by both Hospira and Pfizer, which would have been recorded in 2014 under the pro forma assumption that the Hospira acquisition was completed on January 1, 2014.

The above adjustments were adjusted for the applicable tax impact. The taxes associated with the adjustments related to the fair value adjustment for acquired intangible assets, PP&E, inventory and debt reflect the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred. The taxes associated with the elimination of Hospira’s historical intangible asset amortization expense and the adjustment for the acquisition-related costs directly attributable to the acquisition were based on the tax rate in the jurisdiction in which the related deductible costs were incurred.
Marketed Vaccines Business of Baxter International Inc.
On December 1, 2014 (which fell in the first fiscal quarter of 2015 for our international operations), we acquired Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis. In connection with this acquisition, we recorded $376 million in Identifiable intangible assets, primarily consisting of $371 million in Developed technology rights. We also recorded $194 million of Inventories and $12 million in Goodwill. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.
B. Assets and Liabilities Held for Sale
On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical will acquire all of Pfizer’s global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical stock. HIS includes IV pumps, solutions, and devices. Under the terms of the agreement, Pfizer will receive approximately $400 million in newly issued shares of ICU Medical common stock and $600 million in cash from ICU Medical, subject to customary adjustment for

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

net working capital. Upon completion of the transaction, which the companies expect to occur in the first quarter of 2017, subject to customary closing conditions, including required regulatory approvals, Pfizer will own approximately 16.6% of ICU Medical. Pfizer has also agreed to certain restrictions on transfer of its ICU Medical shares for at least 18 months. At October 2, 2016, we determined that the carrying value of the HIS net assets held for sale exceeded their fair value less estimated costs to sell, resulting in a pre-tax impairment charge of $1.4 billion, which is included in Other (income)/deductions––net (see Note 4).
Assets and liabilities associated with HIS were reclassified as held for sale in the condensed consolidated balance sheet as of October 2, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities. The amounts associated with HIS, as well as other assets classified as held for sale as of October 2, 2016 and December 31, 2015, consisted of the following:

(MILLIONS OF DOLLARS)	October 2, 2016	December 31, 2015
Assets Held for Sale
Inventories	$369	$—
Property, plant and equipment	441	—
Identifiable intangible assets	1,322	—
Goodwill	243	—
Other assets	60	—
Less: adjustment to HIS assets for net realizable value(a)	(1,394)	—
Total HIS assets held for sale	1,042	—
Other assets held for sale(b)	77	9
Assets held for sale	$1,119	$9

Liabilities Held for Sale
Accrued compensation and related items	$42	$—
Other liabilities	68	—
Total HIS liabilities held for sale	$110	$—

(a)
For the quarter ending October 2, 2016, we recorded an adjustment to HIS assets for net realizable value of $1,394 million plus estimated costs to sell of $28 million for a total impairment on HIS net assets of $1,422 million.

(b)	Other assets held for sale consist primarily of property, plant and equipment and other assets.
C. Research and Development and Collaborative Arrangements

Research and Development Arrangement with NovaQuest Co-Investment Fund II, L.P.
On November 1, 2016, we announced the discontinuation of the global clinical development program for bococizumab. Except for a refund to NovaQuest of development cost amounts prepaid by NovaQuest to the extent such amounts were not used for program expenses, no additional payments are expected to be received from or paid to NovaQuest under this agreement.
In May 2016, our agreement with NovaQuest became effective, under which NovaQuest agreed to fund up to $250 million in development costs related to certain Phase III clinical trials of Pfizer’s bococizumab compound and Pfizer agreed to use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding was expected to cover up to 40% of the development costs and was to be received over five quarters during 2016 and 2017. As there was a substantive and genuine transfer of risk to NovaQuest, the development funding applicable to program expenses through the third quarter of 2016 has been recognized by us as an obligation to perform contractual services and therefore has been recognized as a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2016 totaled $67.6 million and for the first nine months of 2016 totaled $136.9 million.
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.
In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. NovaQuest’s development funding is expected to cover up to 100% of the development

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2016 totaled $14.5 million and for the first nine months of 2016 totaled $29.5 million. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

Research and Development Arrangement with RPI Finance Trust

In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2016 totaled $11.0 million and for the first nine months of 2016 totaled $32.7 million. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited

In 2016, we determined that we had other-than-temporary declines in the value of Hisun Pfizer, our 49%-owned equity-method investment in China, and, therefore, we recognized a loss of $211 million for the first nine months of 2016 in Other (income)/deductions––net (see Note 4). The declines in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, primarily as a result of an increase in risk due to the continued slowdown in the Chinese economy and changes in the expected timing and number of new product introductions by Hisun Pfizer. As of October 2, 2016, the carrying value of our investment in Hisun Pfizer is $529 million, which is included in Long-term investments.
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

Investment in Laboratório Teuto Brasileiro S.A.

In 2016, we determined that we had an other-than-temporary decline in the value of Teuto, a 40%-owned generics company in Brazil, and, therefore, we recognized a loss of $50 million for the first nine months of 2016 in Other (income)/deductions––net (see Note 4) related to our equity-method investment. The decline in value resulted from lower expectations as to the future cash flows to be generated by Teuto, primarily due to a slowdown in Brazilian economic conditions, which have been impacted by political risk, higher inflation, and the depreciation of the Brazilian real.

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

E. Cost-Method Investment

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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. For up to a three-year period post-acquisition, we expect to incur costs of approximately $1 billion (not including costs of $215 million for full-year 2015 associated with the return of acquired in-process research and development rights as described in the Current-Period Key Activities section of Notes to Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives in our 2015 Financial Report) associated with the integration of Hospira.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We have the following initiatives underway associated with these programs:

•
Manufacturing plant network rationalization and optimization, where execution timelines are necessarily long. Our plant network strategy is expected to result in the exit of seven sites over the next several years. In connection with these activities, during 2014-2016, we expect to incur costs of approximately $400 million associated with prior acquisition activity and costs of approximately $1.1 billion associated with new non-acquisition-related cost-reduction initiatives. Through October 2, 2016, we incurred approximately $365 million and $828 million, respectively, associated with these initiatives.

•
The 2014 global commercial structure reorganization, which primarily includes the streamlining of certain functions, the realignment of regional locations and colleagues to support the businesses, as well as implementing the necessary system changes to support different reporting requirements. Through October 2, 2016, we incurred costs of approximately $219 million and have completed this initiative.

•
Other new cost-reduction/productivity initiatives, primarily related to commercial property rationalization and other consolidation and savings opportunities. In connection with these cost-reduction activities, during 2014-2016, we expect to incur costs of approximately $1.3 billion. Through October 2, 2016, we incurred approximately $895 million associated with these initiatives.

The costs expected to be incurred during 2014-2016, of approximately $3 billion in total for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.
Current-Period Key Activities

In the first nine months of 2016, we incurred approximately $1.2 billion in cost-reduction and acquisition-related costs (excluding transaction costs) primarily in connection with the integration of Hospira and the aforementioned programs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restructuring charges(a):
Employee terminations	$347	$241	$464	$306
Asset impairments	27	198	45	209
Exit costs	29	30	64	40
Total restructuring charges	404	469	574	555
Transaction costs(b)	54	64	114	70
Integration costs(c)	74	48	300	102
Restructuring charges and certain acquisition-related costs	531	581	988	727
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	46	23	145	67
Research and development expenses	1	1	5	3
Total additional depreciation––asset restructuring	47	24	151	71
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	46	23	127	64
Selling, informational and administrative expenses	23	16	56	55
Research and development expenses	8	2	17	13
Other (income)/deductions––net	1	2	2	3
Total implementation costs	78	42	202	135
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$655	$647	$1,341	$933

(a)
In the nine months ended October 2, 2016, Employee terminations represent the expected reduction of the workforce by approximately 2,100 employees, mainly in manufacturing, sales, research and corporate. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.

The restructuring charges for 2016 are associated with the following:

•
For the third quarter of 2016, the IH segment ($148 million); the EH segment ($28 million); WRD, GPD and Medical (M) (WRD/GPD/M) ($52 million); manufacturing operations ($108 million); and Corporate ($67 million).

•	For the first nine months of 2016, IH ($162 million); EH ($19 million); WRD/GPD/M ($104 million); manufacturing operations ($181 million); and Corporate ($107 million).
The restructuring charges for 2015 are associated with the following:

•	For the third quarter of 2015, IH ($9 million); EH ($280 million); WRD/GPD/M ($50 million); manufacturing operations ($26 million); and Corporate ($104 million).

•	For the first nine months of 2015, IH ($55 million); EH ($288 million); WRD/GPD/M ($66 million); manufacturing operations ($18 million); and Corporate ($127 million).
In September 2015, in order to eliminate certain redundancies in Pfizer’s biosimilar drug products pipeline created as a result of the acquisition of Hospira, Pfizer opted to return rights to Celltrion that Hospira had previously acquired to potential biosimilars to Rituxan® (rituximab) and Herceptin® (trastuzumab). As such, upon return of the acquired rights, in the third quarter and first nine months of 2015, we incurred charges of $205 million, which are comprised of (i) a write-off of the applicable IPR&D assets, totaling $160 million, which is included in Asset impairments; (ii) a write-off of amounts prepaid to Celltrion in the amount of $25 million, which is included in Asset impairments; and (iii) a payment to Celltrion of $20 million, which is included in Exit costs.

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services, most of which in the third quarter of 2016 are directly related to our acquisition of Medivation, and most of which in the first nine months of 2016 are directly related to our acquisitions of Medivation and Anacor, and the terminated transaction with Allergan. Transaction costs in 2015 represent external costs directly related to the acquisition of Hospira and primarily include expenditures for banking, legal, accounting and other similar services.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the third quarter of 2016, integration costs mostly relate to our acquisition of Hospira and for the first nine months of 2016, integration costs mostly relate to our acquisition of Hospira and the terminated transaction with Allergan. Integration costs in 2015 represent external incremental costs directly related to our acquisition of Hospira.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2015(a)	$1,109	$—	$48	$1,157
Provision	464	45	64	574
Utilization and other(b)	(360)	(45)	(50)	(455)
Balance, October 2, 2016(c)	$1,213	$—	$62	$1,275

(a)	Included in Other current liabilities ($776 million) and Other noncurrent liabilities ($381 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($714 million) and Other noncurrent liabilities ($561 million).

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Interest income(a)	$(123)	$(121)	$(357)	$(332)
Interest expense(a)	291	278	889	864
Net interest expense	168	157	532	533
Royalty-related income	(233)	(204)	(695)	(683)
Certain legal matters, net(b)	(40)	—	494	99
Net gains on asset disposals(c)	(47)	(35)	(81)	(230)
Impairment on remeasurement of HIS net assets(d)	1,422	—	1,422	—
Certain asset impairments(e)	133	633	1,080	658
Business and legal entity alignment costs(f)	69	60	180	224
Other, net(g)	(55)	50	(117)	70
Other (income)/deductions––net	$1,417	$661	$2,815	$670

(a)
Interest income increased in the first nine months of 2016, primarily due to higher investment returns. Interest expense increased in the third quarter and first nine months of 2016, primarily due to interest on legacy Hospira debt acquired in September 2015 and the addition of new fixed rate debt in the second quarter of 2016, partially offset by the maturity of other fixed rate debt in the second quarter of 2016.

(b)
In the first nine months of 2016, primarily includes amounts to resolve a Multi-District Litigation relating to Celebrex and Bextra pending against the Company in New York federal court for $486 million, which is subject to final court approval, partially offset by the reversal of a legal accrual where a loss is no longer deemed probable. In addition, the first nine months of 2016 includes a settlement related to a patent matter. See Note 12A2 for additional information.

(c)
In the first nine months of 2016, includes gains on sales/out-licensing of product and compound rights (approximately $49 million). In the first nine months of 2015, primarily includes gains on sales/out-licensing of product and compound rights (approximately $76 million) and gains on sales of investments in equity securities (approximately $160 million).

(d)
In the third quarter and first nine months of 2016, represents a charge related to the write-down of the HIS net assets to fair value less estimated costs to sell. In October 2016, ICU Medical and Pfizer announced that they entered into a definitive agreement under which ICU Medical will acquire all of Pfizer’s global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical stock. HIS includes IV pumps, solutions and devices. See Note 2B for additional information.

(e)
In the third quarter of 2016, primarily includes intangible asset impairment charges of $126 million, reflecting $97 million of sterile injectable IPR&D compounds acquired in connection with our acquisition of InnoPharma and $29 million of other IPR&D assets acquired in connection with our acquisition of King in 2011. The intangible asset impairment charges for the third quarter of 2016 are associated with the following: EH ($97 million) and IH ($29 million). In the first nine months of 2016, primarily includes intangible asset impairment charges of $767 million, reflecting (i) $331 million related to developed technology rights for a generic injectable antibiotic product for the treatment of bacterial infections; and (ii) $265 million related to an IPR&D compound for the treatment of anemia, both acquired in connection with our acquisition of Hospira; (iii) $97 million of sterile injectable IPR&D compounds acquired in connection with our acquisition of InnoPharma; and (iv) $74 million of other IPR&D assets, $45 million of which were acquired in connection with our acquisition of Hospira and $29 million of which were acquired in connection with our acquisition of King in 2011. The intangible asset impairment charges for the first nine months of 2016 are associated with the following: EH ($738 million) and IH ($29 million). In addition, the first nine months of 2016 includes an impairment loss of $211 million related to Pfizer’s

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

49%-owned equity-method investment with Zhejiang Hisun Pharmaceuticals Co., Ltd. in China, Hisun Pfizer, and an impairment loss of $50 million related to Pfizer's 40%-owned equity-method investment in Teuto. For additional information concerning Hisun Pfizer and Teuto, see Note 2D.
The intangible asset impairment charge for 2016 for the IPR&D compound for the treatment of anemia acquired in connection with our acquisition of Hospira reflects, among other things, the impact of regulatory delays, including delays resulting from a recent court ruling, requiring a 180-day waiting period after approval before a biosimilar product can be launched. The intangible asset impairment charges for 2016 for the sterile injectable IPR&D compounds acquired in connection with our acquisition of InnoPharma reflect, among other things, the impact of portfolio prioritization decisions and decreased commercial profiles of certain compounds. The intangible asset impairment charges for 2016 for developed technology rights and other IPR&D assets acquired in connection with our acquisition of Hospira reflect, among other things, the impact of new scientific findings, updated commercial forecasts, changes in pricing, and an increased competitive environment. The intangible asset impairment charges for 2016 for other IPR&D assets acquired in connection with our acquisition of King reflect changes in the competitive environment.
In the third quarter and first nine months of 2015, primarily includes an impairment loss of $470 million related to Pfizer's 49%-owned equity-method investment in Hisun Pfizer, and impairment charges for intangible assets of $163 million reflecting (i) $115 million related to developed technology rights for the treatment of attention deficit hyperactivity disorder; (ii) $28 million related to an IPR&D project for the treatment of attention deficit hyperactivity disorder; and (iii) $20 million related to an indefinite-lived Consumer Healthcare brand. The intangible asset impairment charges for the third quarter and first nine months of 2015 are associated with the following: IH ($20 million) and EH ($143 million). The intangible asset impairment charges for 2015 reflect, among other things, updated commercial forecasts due to increased competition.

(f)
In the third quarter and first nine months of 2016 and 2015, represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(g)
In the first nine months of 2016, includes among other things, $150 million paid to Allergan for reimbursement of Allergan’s expenses associated with the terminated transaction (see Note 1A). The first nine months of 2016, also includes income of $116 million from resolution of a contract disagreement.

The following table provides additional information about the intangible assets that were impaired during 2016 in Other (income)/deductions––net:
	Fair Value(a)				Nine Months Ended October 2, 2016
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$50	$—	$—	$50	$436
Intangible assets––Developed technology rights (b)	66	—	—	66	331
Total	$116	$—	$—	$116	$767

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C.

(b)
Reflects intangible assets written down to fair value in the first nine months of 2016. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 17.7% for the third quarter of 2016, compared to 21.0% for the third quarter of 2015 and was 15.8% for the first nine months of 2016, compared to 23.4% for the first nine months of 2015.
The lower effective tax rate for the third quarter of 2016 in comparison with the same period in 2015 was primarily due to:

•	a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; as well as

•	an increase in benefits associated with the U.S. R&D tax credit, which was not in effect in the prior year quarter but was permanently extended on December 18, 2015, partially offset by:

•
a decrease in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations; as well as

•
the unfavorable tax effects of an impairment charge related to the write-down of HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The lower effective tax rate for the first nine months of 2016 in comparison with the same period in 2015 was primarily due to:

•	a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business;

•
benefits related to the final resolution of an agreement in principle reached in February 2016 and finalized in April 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position;

•	benefits associated with our Venezuela operations; as well as

•	an increase in benefits associated with the U.S. R&D tax credit, which was not in effect in the first nine months of the prior year but was permanently extended on December 18, 2015, partially offset by:

•
a decrease in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations; as well as

•
the unfavorable tax effects of an impairment charge related to the write-down of HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets.

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

•
With respect to Hospira, the federal income tax audit of tax years 2010-2011 was effectively settled in the second quarter of 2016. The IRS is currently auditing tax years 2012-2013 and 2014 through short-year 2015. All other tax years are closed. The tax years under audit for Hospira are not considered material to Pfizer.

•	With respect to Anacor and Medivation, the open tax years are not considered material to Pfizer.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Foreign currency translation adjustments, net(a)	$—	$(7)	$(15)	$90
Unrealized holding losses on derivative financial instruments, net	—	(57)	(192)	(160)
Reclassification adjustments for realized (gains)/losses	32	15	81	43
	32	(42)	(112)	(117)
Unrealized holding gains/(losses) on available-for-sale securities, net	40	6	106	(63)
Reclassification adjustments for realized (gains)/losses	(14)	1	(16)	63
	26	7	90	—
Benefit plans: actuarial losses, net	(31)	(51)	(39)	(43)
Reclassification adjustments related to amortization	47	43	140	133
Reclassification adjustments related to settlements, net	10	12	27	35
Other	14	(9)	5	29
	40	(4)	133	154
Benefit plans: prior service credits and other, net	35	(4)	66	188
Reclassification adjustments related to amortization	(17)	(36)	(47)	(42)
Reclassification adjustments related to curtailments, net	(3)	18	(5)	(8)
Other	2	2	1	2
	18	(19)	15	139
Tax provision/(benefit) on other comprehensive income/(loss)	$116	$(65)	$111	$267

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(5,863)	$421	$(227)	$(4,733)	$880	$(9,522)
Other comprehensive income/(loss)(a)	1,016	(578)	522	310	39	1,308
Balance, October 2, 2016	$(4,847)	$(157)	$295	$(4,423)	$919	$(8,214)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $1 million loss for the first nine months of 2016.

As of October 2, 2016, with respect to derivative financial instruments, the amount of unrealized pre-tax losses estimated to be reclassified into income within the next 12 months is $129 million (which is expected to be offset primarily by gains resulting from reclassification adjustments related to available-for-sale securities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	October 2, 2016	December 31, 2015
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds and securities(b)	$304	$287
Available-for-sale debt securities(c)	17,522	32,078
Money market funds	1,724	934
Available-for-sale equity securities(c)	590	603
Derivative financial instruments in a receivable position(d):
Interest rate swaps	1,923	837
Foreign currency swaps	90	135
Foreign currency forward-exchange contracts	186	559
	22,340	35,433
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,270	1,388
Private equity securities, carried at equity-method or at cost(e), (f)	1,003	1,336
	2,272	2,724
Total selected financial assets	$24,613	$38,157
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$3	$139
Foreign currency swaps	1,349	1,489
Foreign currency forward-exchange contracts	503	81
	1,855	1,709
Other selected financial liabilities
Short-term borrowings:
Principal amount	13,602	10,160
Net fair value adjustments related to hedging and purchase accounting	47	2
Net unamortized discounts, premiums and debt issuance costs(h)	(16)	(3)
Total short-term borrowings, carried at historical proceeds, as adjusted(e)	13,633	10,159
Long-term debt:
Principal amount	28,073	27,573
Net fair value adjustments related to hedging and purchase accounting	2,447	1,294
Net unamortized discounts, premiums and debt issuance costs(h)	(83)	(127)
Total long-term debt, carried at historical proceeds, as adjusted(i)	30,437	28,740
	44,071	38,899
Total selected financial liabilities	$45,926	$40,608

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 2% that use Level 1 inputs and money market funds measured at net asset value.

(b)
As of October 2, 2016, trading funds and securities are composed of $196 million of trading equity funds, $12 million of trading securities and $96 million of trading debt funds. As of December 31, 2015, trading funds and securities are composed of $185 million of trading equity funds and $102 million of trading debt funds. As of October 2, 2016 and December 31, 2015, trading equity funds of $69 million and $85 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $91 million as of October 2, 2016; and foreign currency forward-exchange contracts with fair values of $136 million as of December 31, 2015.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of October 2, 2016 or December 31, 2015. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs. Short-term borrowings include foreign currency short-term borrowings with fair values of $547 million as of December 31, 2015, which are used as hedging instruments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)	Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $211 million and foreign currency forward-exchange contracts with fair values of $145 million as of October 2, 2016; and foreign currency swaps with fair values of $234 million and foreign currency forward-exchange contracts with fair values of $59 million as of December 31, 2015.

(h)
We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. See Note 1B for additional information.

(i)
The fair value of our long-term debt (not including the current portion of long-term debt) was $34.3 billion as of October 2, 2016 and $32.7 billion as of December 31, 2015. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Generally, the difference between the fair value of our long-term debt and the amount reported on the condensed consolidated balance sheet is due to a decline in relative market interest rates since the debt issuance.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	October 2, 2016	December 31, 2015
Assets
Cash and cash equivalents	$628	$978
Short-term investments	12,277	19,649
Other current assets(a)	293	587
Long-term investments	9,507	15,999
Other noncurrent assets(b)	1,907	944
	$24,613	$38,157
Liabilities
Short-term borrowings, including current portion of long-term debt(c)	$13,633	$10,159
Other current liabilities(d)	805	645
Long-term debt(c)	30,437	28,740
Other noncurrent liabilities(e)	1,050	1,064
	$45,926	$40,608

(a)
As of October 2, 2016, derivative instruments at fair value include interest rate swaps ($49 million), foreign currency swaps ($67 million) and foreign currency forward-exchange contracts ($177 million) and, as of December 31, 2015, include interest rate swaps ($2 million), foreign currency swaps ($46 million) and foreign currency forward-exchange contracts ($538 million).

(b)
As of October 2, 2016, derivative instruments at fair value include interest rate swaps ($1.9 billion), foreign currency swaps ($23 million) and foreign currency forward-exchange contracts ($9 million) and, as of December 31, 2015, include interest rate swaps ($835 million), foreign currency swaps ($89 million) and foreign currency forward-exchange contracts ($20 million).

(c)
We adopted a new standard as of January 1, 2016 that changed the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that associated debt, consistent with the presentation of a debt discount. See Note 1B for additional information.

(d)
As of October 2, 2016, derivative instruments at fair value include interest rate swaps ($1 million), foreign currency swaps ($320 million) and foreign currency forward-exchange contracts ($483 million) and, as of December 31, 2015, include interest rate swaps ($5 million), foreign currency swaps ($560 million) and foreign currency forward-exchange contracts ($80 million).

(e)
As of October 2, 2016, derivative instruments at fair value include interest rate swaps ($2 million), foreign currency swaps ($1.0 billion) and foreign currency forward-exchange contracts ($20 million) and, as of December 31, 2015, include interest rate swaps ($134 million), foreign currency swaps ($928 million) and foreign currency forward-exchange contracts ($1 million).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				October 2, 2016
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Corporate debt(a)	$2,399	$3,824	$2,088	$25	$8,336
Western European, Asian, Scandinavian and other government debt(b)	4,247	661	8	—	4,916
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	3	56	1	—	61
U.S. government debt	702	93	—	—	795
Western European, Scandinavian and other government agency debt(b)	1,245	137	—	—	1,383
Supranational debt(b)	306	346	—	—	652
Other asset-backed debt(c)	449	331	20	3	803
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	575	1	—	—	576
Held-to-maturity debt securities
Time deposits and other	1,046	1	—	—	1,048
Western European government debt(b)	222	—	—	—	222
Total debt securities	$11,195	$5,451	$2,118	$29	$18,792

(a)	Issued by a diverse group of corporations, largely consisting of financial institutions, virtually all of which are investment-grade.

(b)	Issued by governments, government agencies or supranational entities, as applicable, all of which are investment-grade.

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

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $8.0 billion as of October 2, 2016 and $4.9 billion as of December 31, 2015.

On June 24, 2016, we acquired Anacor and assumed its short-term debt with an acquisition date fair value of $698 million, which was redeemed in the second and third quarters of 2016.

D. Long-Term Debt

On June 3, 2016, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 2.09%. The notes are redeemable, in whole or in part, at any time at our option, at a redemption price equal to the greater of 100% of the principal amount of the notes or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate, plus an incremental spread ranging between 0.5% and 0.15%, depending on the maturity; plus, in each case, accrued and unpaid interest. Interest is payable semi-annually.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the principal amounts and components of unsecured long-term debt issued in the second quarter of 2016:
(MILLIONS OF DOLLARS)	Maturity Date	As of October 2, 2016
1.20% Notes (2018 Notes)	June 1, 2018	$1,250
1.45% Notes (2019 Notes)	June 3, 2019	850
1.95% Notes (2021 Notes)	June 3, 2021	1,150
2.75% Notes (2026 Notes)	June 3, 2026	1,250
4.40% Notes (2044 Notes)	May 15, 2044	500
Total long-term debt issued in the second quarter of 2016		$5,000

The following table provides the maturity schedule of our Long-term debt outstanding as of October 2, 2016:
(MILLIONS OF DOLLARS)	2017	2018	2019	2020	After 2020	Total
Maturities	$—	$3,618	$5,678	$383	$20,758	$30,437

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of October 2, 2016, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $36.4 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our 1.9 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of October 2, 2016, the aggregate notional amount of interest rate derivative financial instruments was $19.5 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Three Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$87	$(96)	$(39)	$(86)
Foreign currency forward-exchange contracts	2	—	(212)	(89)	(111)	120
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	—	—	—	(5)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	20	50	—	—	—	—
Foreign currency swaps	(4)	—	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	—	(12)	—	—
All other net	—	—	—	(32)	—	—
	$18	$49	$(126)	$(235)	$(150)	$35

	Nine Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(204)	$(594)	$(165)	$(451)
Foreign currency forward-exchange contracts	1	—	(770)	532	(118)	996
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	1	2	(15)	254	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(49)	(64)	—	—	—	—
Foreign currency swaps	(9)	(2)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	(26)	6	—	—
All other net	—	—	1	(18)	—	—
	$(56)	$(64)	$(1,014)	$180	$(283)	$545

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of October 2, 2016, the aggregate fair value of these derivative instruments that are in a net liability position was $542 million, for which we have posted collateral of $551 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any collateral to our counterparties.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of October 2, 2016, we had $2.1 billion due from a well-diversified, highly rated group (S&P ratings of mostly A or better) of bank counterparties around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request collateral payments depending on levels of exposure. As of October 2, 2016, we received cash collateral of $1.3 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	October 2, 2016	December 31, 2015
Finished goods	$2,680	$2,714
Work-in-process	3,965	3,932
Raw materials and supplies	862	867
Inventories(a)	$7,507	$7,513
Noncurrent inventories not included above(b)	$583	$594

(a)	The change from December 31, 2015 reflects, among other things, the reclassification of $369 million to Assets held for sale during the third quarter of 2016 (see Note 2B).

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	October 2, 2016			December 31, 2015
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$83,935	$(49,105)	$34,830	$77,613	$(47,193)	$30,419
Brands	2,117	(1,013)	1,104	1,973	(928)	1,044
Licensing agreements and other	1,801	(985)	816	1,619	(918)	701
	87,854	(51,103)	36,750	81,205	(49,040)	32,165
Indefinite-lived intangible assets
Brands and other	6,918		6,918	7,021		7,021
In-process research and development	10,569		10,569	1,171		1,171
	17,487		17,487	8,192		8,192
Identifiable intangible assets(a)	$105,341	$(51,103)	$54,238	$89,396	$(49,040)	$40,356

(a)
The increase in Identifiable intangible assets, less accumulated amortization, is primarily related to assets acquired as part of the acquisitions of Medivation, Anacor and Bamboo (see Note 2A), the impact of foreign exchange and the impact of measurement period adjustments related to our acquisition of Hospira (see Note 2A), partially offset by amortization, impairments and the reclassification of $1.3 billion to Assets held for sale during the third quarter of 2016 (see Note 2B). For information about impairments, see Note 4.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	October 2, 2016
	IH	EH	WRD
Developed technology rights	64%	35%	—%
Brands, finite-lived	74%	26%	—%
Brands, indefinite-lived	71%	29%	—%
In-process research and development	92%	5%	3%

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets, as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $988 million for the third quarter of 2016 and $950 million for the third quarter of 2015, and $3.0 billion for the first nine months of 2016 and $2.8 billion for the first nine months of 2015.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2015	$23,809	$24,433	$48,242
Additions(a)	7,403	12	7,415
Other(b)	494	130	624
Balance, October 2, 2016	$31,706	$24,575	$56,281

(a)
IH additions primarily relate to our acquisitions of Medivation, Anacor and Bamboo and are subject to change until we complete the valuations of assets acquired and liabilities assumed from Medivation, Anacor and Bamboo (see Note 2A).

(b)	Primarily reflects the impact of foreign exchange and, with respect to EH, the impact of the reclassification of $243 million to Assets held for sale during the third quarter of 2016 (see Note 2B).

Effective in the second quarter of 2016, our segments were reorganized to reflect that we now manage our innovative pharmaceutical and consumer healthcare operations as one business segment, IH (previously these businesses were managed as two segments: the GIP segment and the VOC segment). As a result of this change, our goodwill associated with our former GIP segment is required to be reallocated to new reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit. Therefore, we have not yet completed the allocation, but we expect that it will be completed in the current year.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Three Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net periodic benefit cost/(credit):
Service cost(e)	$69	$71	$5	$5	$41	$46	$11	$14
Interest cost(e)	218	169	18	13	58	77	33	26
Expected return on plan assets	(239)	(272)	—	—	(95)	(105)	(8)	(13)
Amortization of:
Actuarial losses	99	89	9	11	23	31	9	9
Prior service costs (credits)	1	(2)	—	—	(1)	(2)	(45)	(43)
Curtailments	2	1	1	—	—	—	(8)	(4)
Settlements	21	32	7	4	1	1	—	—
Special termination benefits	—	—	—	—	—	1	—	—
	$170	$88	$39	$33	$27	$49	$(9)	$(11)

	Nine Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(MILLIONS OF DOLLARS)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net periodic benefit cost/(credit):
Service cost(e)	$193	$216	$14	$17	$126	$140	$31	$41
Interest cost(e)	486	505	40	41	178	232	77	91
Expected return on plan assets	(721)	(813)	—	—	(291)	(314)	(25)	(39)
Amortization of:
Actuarial losses	297	253	27	34	70	94	23	28
Prior service costs (credits)	4	(5)	(1)	(1)	(2)	(5)	(127)	(104)
Curtailments	5	2	1	—	(1)	—	(14)	(20)
Settlements	52	76	23	21	2	1	—	—
Special termination benefits	—	—	—	—	—	1	—	—
	$316	$235	$105	$110	$81	$150	$(36)	$(5)

(a)
The increase in net periodic benefit costs for the three months ended October 2, 2016, compared to the three months ended September 27, 2015, for our U.S. qualified pension plans was primarily due to (i) higher interest costs resulting from a change in our approach in the third quarter of 2016 for measuring service and interest costs (the adjustment increased interest costs by $57 million related to prior periods in 2016 (see (e) below)), (ii) a lower expected return on plan assets resulting from a lower expected rate of return, as well as a net decrease of approximately $1.1 billion in the asset base, due in part to lump-sum payments made in 2015 to certain terminated vested colleagues to settle Pfizer’s pension obligation, partially offset by a voluntary contribution of $1.0 billion made at the beginning of January 2016, and (iii) an increase in the amounts amortized for actuarial losses, primarily as a result of the addition of Hospira qualified plans. The aforementioned increases were partially offset by lower settlement activity in 2016. The increase in net periodic benefit costs for the nine months ended October 2, 2016, compared to the nine months ended September 27, 2015, for our U.S. qualified pension plans was primarily driven by (i) a lower expected return on plan assets resulting from a lower expected rate of return, as well as a net decrease of approximately $1.1 billion in the asset base, due in part to lump-sum payments made in 2015 to certain terminated vested colleagues to settle Pfizer’s pension obligation, partially offset by a voluntary contribution of $1.0 billion made at the beginning of January 2016, and (ii) an increase in the amounts amortized for actuarial losses, primarily as a result of the addition of Hospira qualified plans. The aforementioned increases were partially offset by (i) lower service costs resulting from a higher discount rate, (ii) lower settlement activity, and (iii) lower interest costs resulting from a lower beginning benefit obligation.

(b)
The increase in net periodic benefit costs for the three months ended October 2, 2016, compared to the three months ended September 27, 2015, for our U.S. non-qualified pension plans was primarily due to (i) higher interest costs resulting from a change in our approach in the third quarter for measuring service and interest costs (the adjustment increased interest costs by $4 million related to prior periods in 2016

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(see (e) below)), and (ii) higher settlement activity. The aforementioned increases were partially offset by a decrease in the amounts amortized for actuarial losses resulting from the increase in 2015 in the discount rate used to determine the benefit obligation. The decrease in net periodic benefit costs for the nine months ended October 2, 2016, compared to the nine months ended September 27, 2015, for our U.S. non-qualified pension plans was primarily driven by (i) a decrease in the amounts amortized for actuarial losses resulting from the increase in 2015 in the discount rate used to determine the benefit obligation, and (ii) lower service costs resulting from a higher discount rate. The aforementioned decreases were partially offset by an increase in settlement activity.

(c)
The decrease in net periodic benefit costs for the three and nine months ended October 2, 2016, compared to the three and nine months ended September 27, 2015, for our international pension plans was primarily driven by (i) lower service and interest costs, resulting from a change in our approach for measuring service and interest costs (see (e) below), and (ii) a decrease in the amounts amortized for actuarial losses resulting from large gains in 2015, which decreased the plan net loss position. The aforementioned decreases to our net periodic benefit costs were partially offset by a decrease in the expected return on plan assets due to a lower expected rate of return on plan assets.

(d)
The decrease in net periodic benefit credit for the three months ended October 2, 2016, compared to the three months ended September 27, 2015, for our postretirement plans was primarily driven by (i) higher interest costs resulting from a change in our approach in the third quarter of 2016 for measuring service and interest costs (the adjustment increased interest costs by $8 million related to prior periods in 2016 (see (e) below)), and (ii) a decrease in expected return on plan assets, resulting from a decrease in plan assets, reflecting payments by the plan for IRC 401(h) reimbursements to Pfizer for eligible 2014 and 2015 prescription drug expenses for certain retirees. The aforementioned changes were partially offset by (i) higher curtailment gains and (ii) lower service costs resulting from a higher discount rate. The increase in net periodic benefit credit for the nine months ended October 2, 2016, compared to the nine months ended September 27, 2015, for our postretirement plans was primarily driven by (i) an increase in prior service credits due to the postretirement medical plan cap changes during 2016 and 2015, (ii) lower interest costs resulting from a lower benefit obligation, and (iii) lower service costs resulting from a higher discount rate. The aforementioned changes were partially offset by (i) a decrease in expected return on plan assets, primarily resulting from a decrease in plan assets, reflecting payments by the plan for IRC 401(h) reimbursements to Pfizer for eligible 2014 and 2015 prescription drug expenses for certain retirees, (ii) lower curtailment gains, and (iii) a decrease in the amounts amortized for actuarial losses resulting from the increase in 2015 in the discount rate used to determine the benefit obligation.

(e)
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for certain international pension and other postretirement benefit plans. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the respective plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the spot rates along the yield curve for certain international plans to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. The expected reduction in expense for 2016 associated with this change in estimate is $42 million, which is recognized evenly over each quarter of the year. Effective January 1, 2016, the Company made a similar change for its U.S. pension and other postretirement benefit plans, but in the third quarter of 2016, we determined that our use of the bond model required the measurement of such costs to be conceptually aligned with the measurement of the pension benefit obligation. As such, 2016 service and interest costs for the U.S. plans were measured utilizing a single weighted-average discount rate derived from the bond model consistent with the approach used in 2015, resulting in an adjustment to increase net periodic pension cost by $112 million in the third quarter of 2016.

As of and for the nine months ended October 2, 2016, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from/(reimbursements of) our general assets for the nine months ended October 2, 2016(a)	$1,000	$123	$145	$(28)
Expected contributions from our general assets during 2016(b)	$1,000	$146	$194	$20

(a)	Contributions to the postretirement plans reflect IRC 401(h) reimbursements totaling $198 million received for eligible 2014 and 2015 prescription drug expenses for certain retirees.

(b)
Contributions expected to be made for 2016 are inclusive of amounts contributed during the nine months ended October 2, 2016, including the $1.0 billion voluntary contribution that was made in January 2016 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
EPS Numerator––Basic
Income from continuing operations	$1,320	$2,130	$6,380	$7,141
Less: Net income attributable to noncontrolling interests	—	9	25	23
Income from continuing operations attributable to Pfizer Inc.	1,320	2,122	6,355	7,118
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	1,320	2,121	6,354	7,117
Discontinued operations––net of tax	—	8	—	14
Less: Discontinued operations––net of tax, attributable to noncontrolling interests	—	—	—	—
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders	—	8	—	14
Net income attributable to Pfizer Inc. common shareholders	$1,319	$2,130	$6,355	$7,131
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$1,320	$2,121	$6,355	$7,117
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	8	—	14
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$1,320	$2,130	$6,355	$7,131
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,066	6,168	6,095	6,176
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	72	75	68	83
Weighted-average number of common shares outstanding––Diluted	6,138	6,243	6,164	6,259
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	36	55	56	48

(a)
These common stock equivalents were outstanding for the nine months ended October 2, 2016 and September 27, 2015, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.

On March 8, 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (GS&Co.) to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. based on a price of $29.36 per share, which represented, based on the closing share price of our common stock on the NYSE on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. On June 20, 2016, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 18 million shares of our common stock from GS&Co. on June 20, 2016. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $32.38 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to this accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion at October 2, 2016.

A. Legal Proceedings

Our non-tax contingencies include, but are not limited to, the following:

•
Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. We are the plaintiff in the vast majority of these actions. An adverse outcome in actions in which we are the plaintiff could result in loss of patent protection for a drug, a significant loss of revenues from that drug or impairment of the value of associated assets.

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

The principal pending matters to which we are a party are discussed below. In determining whether a pending matter is a principal matter, we consider both quantitative and qualitative factors in order to assess materiality, such as, among other things, the amount of damages and the nature of any other relief sought in the proceeding, if such damages and other relief are specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be, or is, a

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

class action and, if not certified, our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters in which we are the plaintiff, we consider, among other things, the financial significance of the product protected by the patent. As a result of considering qualitative factors in our determination of principal matters, there are some matters discussed below with respect to which management believes that the likelihood of possible loss in excess of amounts accrued is remote.

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other countries. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our subsidiary, Hospira, is involved in patent and patent-related disputes over its attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

Actions In Which We Are The Plaintiff
EpiPen
In July 2010, King, which we acquired in 2011 and is a wholly-owned subsidiary, brought a patent-infringement action against Sandoz, Inc., a division of Novartis AG (Sandoz), in the U.S. District Court for the District of New Jersey in connection with Sandoz’s abbreviated new drug application filed with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Toviaz (fesoterodine)
We have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH (UCB), which owns the patents relating to Toviaz.

Beginning in May 2013, several generic drug manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “Orange Book”. Beginning in June 2013, we filed actions against all of those generic drug manufacturers in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. In June and July 2015, we settled with four of the generic defendants. The trial relating to the four remaining defendants occurred in July 2015. In April 2016, the District Court held that the patents that were the subject of the lawsuit were valid and infringed. The defendants’ deadline to appeal this decision expired in June 2016.

In December 2014, Mylan Pharmaceuticals, Inc. (Mylan Pharmaceuticals) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In January 2015, we filed an action against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tygacil (tigecycline)
In November 2014, Mylan Laboratories Limited (formerly Agila Specialties Private Limited) (Mylan Laboratories) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Mylan Laboratories asserts the invalidity and non-infringement of the polymorph patent for Tygacil and the formulation patent for Tygacil. Mylan Laboratories has not challenged the composition-of-matter patent. In January 2015, we filed suit against Mylan Laboratories in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the polymorph patent and the formulation patent for Tygacil.

In addition, in September 2015 and December 2015, we received notices of Section 505(b)(2) new drug applications filed by each of Mylan Laboratories and Accord Healthcare Inc. (Accord) for tigecycline injectable products. Mylan Laboratories and Accord assert the invalidity and non-infringement of the polymorph patent for Tygacil and two formulation patents for Tygacil that expire in 2028 and 2029, respectively. In October 2015, we filed suit against Mylan Laboratories in the U.S. District Court for the District of Delaware and in the U.S. District Court for the District of West Virginia asserting the validity and infringement of the patents that are the subject of the lawsuit. In February 2016, we filed suit against Accord in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Middle District of North Carolina asserting the validity and infringement of the patents that are the subject of the lawsuit.

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

In December 2015, Fresenius Kabi USA LLC (Fresenius) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In January 2016, Hospira filed suit against Fresenius in the U.S. District Court for the Northern District of Illinois asserting the validity and infringement of the patents that are the subject of the lawsuit.

In August 2016, Par Sterile Products, LLC (Par) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In September 2016, Hospira filed suit against Par in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents that are the subject of the lawsuit.

Matters Involving Our Collaboration/Licensing Partners

Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca PLC (AstraZeneca) to market in the U.S. the OTC version of Nexium (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and subsequently Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo), Lupin Limited and, in October 2015, Dr. Reddy’s Laboratories, Inc. & Ltd. (Dr. Reddy’s) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. From November 2014 through November 2015, AstraZeneca filed actions against each of Actavis Laboratories FL, Inc., Andrx, Perrigo, Lupin Limited and Dr. Reddy’s in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. We are not a party to AstraZeneca’s patent-infringement actions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Toviaz (fesoterodine)––Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories filed petitions with the U.S. Patent & Trademark Office requesting Inter Partes Reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022.  The patents are owned by UCB, and we have an exclusive, worldwide license to market Toviaz from UCB. In July 2016, the Patent Trial and Appeal Board agreed to institute Inter Partes Reviews of all five patents.
Action In Which We Are The Defendant
Inflectra (infliximab-dyyb)
In March 2015, Janssen and New York University, together, brought a patent-infringement action in the U.S. District Court for the District of Massachusetts against Hospira, Celltrion Healthcare Co. Ltd. and Celltrion Inc. alleging that infliximab-dyyb, to be marketed by Hospira in the U.S. under the brand name Inflectra, would infringe six patents relating to infliximab, its manufacture and use. Four of the patents have since been dismissed by the plaintiffs, leaving two patents at issue in the ongoing action: the infliximab antibody patent and a patent relating to cell culture media. In August 2016, the U.S. District Court for the District of Massachusetts ruled that the antibody patent was invalid, and Janssen has appealed that ruling to the Court of Appeals for the Federal Circuit.
A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of October 2, 2016, approximately 56,000 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

Celebrex and Bextra
Beginning in late 2004, several purported class actions were filed in federal and state courts alleging that Pfizer and certain of our current and former officers violated federal securities laws by misrepresenting the safety of Celebrex and Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and “ERISA” Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In March 2012, the court in the Multi-District Litigation certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In May 2014, the court in the Multi-District Litigation granted Pfizer’s motion to exclude the testimony of the plaintiffs’ loss causation and damages expert. We subsequently filed a motion for summary judgment seeking dismissal of the litigation, and the plaintiffs filed a motion for leave to submit an amended report by their expert. In July 2014, the court denied the plaintiffs’ motion for leave to submit an amended report and granted our motion for summary judgment, dismissing the plaintiffs’ claims in their entirety. In August 2014, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In April 2016, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. In July 2016, the parties reached an agreement in principle to resolve this matter for all defendants for $486 million, which was recorded in Other (income)/deductions––net for the nine months ended October 2, 2016. The agreement is subject to final court approval, and the payment will be made in accordance with the terms of the settlement agreement.

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
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the District Court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit. In August 2014, the U.S. Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction and sent the case back to the District Court for clarification of its

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ruling regarding the plaintiff’s employment claims. In November 2014, the District Court granted plaintiff’s motion for a partial final judgment certifying the dismissal of the false claims counts, and plaintiff appealed the order dismissing those claims to the U.S. Court of Appeals for the Second Circuit. In May 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s dismissal of the false claims counts, and it subsequently denied a petition for panel rehearing.  In November 2016, the District Court administratively closed Plaintiff’s employment law claims, subject to plaintiff requesting to reopen them by January 2017.

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

In September 2013 and 2014, the District Court dismissed with prejudice the claims by direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other MDL plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the U.S. Court of Appeals for the Third Circuit.

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
Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In November 2015, the District Court denied in part and granted in part our motion to dismiss the direct purchasers’ amended complaint. In February 2016, the District Court denied in part and granted in part our motion to dismiss the end-payers’ amended complaint, and in August 2016, the District Court dismissed substantially all of the end-payer’s remaining claims.
Intravenous Saline Solution
In November 2016, a purported class action was filed in the U.S. District Court for the Northern District of Illinois against Hospira, Hospira Worldwide, Inc. and certain other defendants relating to intravenous saline solution. The plaintiff seeks to represent a class consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. The plaintiff alleges that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. The plaintiff seeks treble damages (for itself and on behalf of the putative class) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013.
Xtandi
In April 2014, the Regents of the University of California (the Regents) filed a complaint against Medivation in California Superior Court in San Francisco. Medivation was acquired by Pfizer in September 2016 and is now a wholly-owned subsidiary of Pfizer. The Regents’ complaint seeks a 10% share, under a license agreement between Medivation and the Regents, of certain payments Medivation receives with respect to Xtandi under Medivation’s sub-licensing and collaboration agreement with Astellas. Trial is scheduled to commence in May 2017.
A3. Legal Proceedings––Commercial and Other Matters

Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers were sued in various state courts by a number of states alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. All but one of those actions have been resolved through settlement, dismissal or final judgment. The plaintiff state, Illinois, in the one remaining action claims that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. The action alleges, among other things, fraud and violation of the state’s unfair trade practices and consumer protection statutes and seeks monetary and other relief, including civil penalties and treble damages.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Monsanto-Related Matters
In 1997, Monsanto Company (Former Monsanto) contributed certain chemical manufacturing operations and facilities to a newly formed corporation, Solutia Inc. (Solutia), and spun off the shares of Solutia. In 2000, Former Monsanto merged with Pharmacia & Upjohn Company to form Pharmacia Corporation (Pharmacia). Pharmacia then transferred its agricultural operations to a newly created subsidiary, named Monsanto Company (New Monsanto), which it spun off in a two-stage process that was completed in 2002. Pharmacia was acquired by Pfizer in 2003 and is a wholly-owned subsidiary of Pfizer.
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

In August 2016, Pfizer Pharmaceuticals LLC (PPLLC) and the EPA began negotiations to resolve alleged past deviations from certain administrative provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. In September 2016, PPLLC and the EPA entered into a Consent Agreement and Final Order pursuant to which PPLLC will pay a $190,000 civil penalty to resolve the EPA’s allegation that, at certain times in the past, the Barceloneta facility did not file a risk management plan with the EPA.

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

A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2016

During the first nine months of 2016, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements in principle.
Sutent (sunitinib malate)
In May 2010, Mylan Pharmaceuticals notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent composition-of-matter patent, which expires in 2021, and two other patents that expire in 2020 and 2021, respectively. In June 2010, we filed suit against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware asserting the infringement of those three patents. The patent expiring in 2020 was dismissed from the case prior to trial. In October 2014, the court held that the two patents expiring in 2021 were valid and infringed. In October 2014, Mylan Pharmaceuticals appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In January 2016, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision upholding the validity and infringement of the two patents expiring in 2021.

Protonix
In 2009, the U.S. Department of Justice (DOJ) filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleged that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006, prior to Wyeth’s acquisition by Pfizer, violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed, and the complaints included substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number in the U.S. District Court for the District of Massachusetts asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. On February 12, 2016, Wyeth and the DOJ reached an agreement in principle to resolve the actions pending in the U.S. District Court for the District of Massachusetts for $784.6 million, which was recorded in Other (income)/deductions––net for the year ended December 31, 2015 and paid on April 29, 2016. In April 2016, the agreement was finalized. The final agreement does not include an admission of liability by Wyeth. In August 2016, the Court entered an Order of Dismissal.

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

The trial in this action was held in January 2014, and the Federal Court issued various findings in March 2014. On June 30, 2014, the Federal Court issued a judgment based on those findings, awarding Teva Canada Limited damages of approximately Canadian dollars 125 million, consisting of compensatory damages, pre-judgment interest and legal costs. This judgment was satisfied by Pfizer Canada Inc., as successor to the Wyeth companies, in July 2014. In September 2014, Pfizer Canada Inc. appealed the judgment and, in May 2016, the Federal Court of Appeal vacated the lower court’s decision and remanded the case to the lower court for further proceedings. The lower court will determine whether to affirm, decrease or raise this amount.

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

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
IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare. Key therapeutic areas include internal medicine, vaccines, oncology, inflammation & immunology, rare diseases and consumer healthcare and include leading brands, such as Prevnar/Prevenar 13, Xeljanz, Eliquis, Lyrica (U.S., Japan and certain other markets), Enbrel (outside the U.S. and Canada), Viagra (U.S. and Canada), Ibrance and Xtandi, as well as several well-known, OTC consumer products.

EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars and infusion systems. EH also includes a new EH research and development organization as well as our contract manufacturing business.

Effective as of the beginning of 2016, the following changes impact EH:

•
Our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is part of EH. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($116 million of PCS revenues and $15 million of PCS earnings in the third quarter of 2015, and $360 million of PCS revenues and $66 million of PCS earnings in the first nine months of 2015) to conform to the current period presentation as part of EH.

•
In connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. The new R&D organization within EH expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $68 million of costs in the third quarter of 2015 and $202 million of costs in the first nine months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

Effective as of the beginning of the second quarter of 2016, the following changes impact IH:

•
In connection with the formation of the GPD organization, a new unified center for late-stage development for our innovative products, which is generally responsible for the clinical development of assets that are in clinical trials for our

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WRD and Innovative portfolios, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $77 million of costs in the third quarter of 2015 and approximately $223 million of costs in the first nine months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.
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

•
GPD, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects. In connection with the formation of the GPD organization, certain development-related functions transferred from WRD and IH to GPD. In addition to the costs transferred from IH to GPD described above, we reclassified costs from WRD of approximately $78 million in the first quarter of 2016, approximately $86 million in the third quarter of 2015 and approximately $244 million in the first nine months of 2015 to GPD to conform to the current period presentation as part of GPD.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $178 billion as of October 2, 2016 and approximately $167 billion as of December 31, 2015.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Reportable Segments:
IH(b)	$7,332	$6,752	$4,187	$4,018
EH(c)	5,712	5,335	3,128	3,181
Total reportable segments	13,045	12,087	7,315	7,199
Other business activities(d)	—	—	(786)	(715)
Reconciling Items:
Corporate(e)	—	—	(1,504)	(1,376)
Purchase accounting adjustments(e)	—	—	(966)	(960)
Acquisition-related costs(e)	—	—	(280)	(541)
Certain significant items(f)	—	—	(1,969)	(837)
Other unallocated	—	—	(206)	(73)
	$13,045	$12,087	$1,604	$2,697

	Nine Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Reportable Segments:
IH(b)	$21,471	$19,120	$12,470	$10,831
EH(c)	17,725	15,683	9,985	9,540
Total reportable segments	39,196	34,804	22,454	20,371
Other business activities(d)	—	—	(2,190)	(2,127)
Reconciling Items:
Corporate(e)	—	—	(4,123)	(3,949)
Purchase accounting adjustments(e)	—	—	(3,103)	(2,698)
Acquisition-related costs(e)	—	—	(598)	(631)
Certain significant items(f)	—	—	(4,112)	(1,369)
Other unallocated	—	—	(753)	(278)
	$39,196	$34,804	$7,575	$9,319

(a)	Income from continuing operations before provision for taxes on income.

(b)
Effective as of the beginning of the second quarter of 2016, in connection with the formation of the GPD organization, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $77 million of costs in the third quarter of 2015 and approximately $223 million of costs in the first nine months of 2015 from IH to GPD to conform to the current period presentation as part of GPD. Additionally, Anacor's and Medivations’s commercial operations are included in IH's operating results in our condensed consolidated statements of income. As a result, commencing from the acquisition date of June 24, 2016, IH's operating results for the third quarter and first nine months of 2016 include approximately three months of legacy Anacor operations, which were immaterial, and commencing from the acquisition date of September, 28, 2016, IH's operating results for the third quarter and first nine months of 2016 reflect three business days of legacy Medivation operations, which were immaterial.

(c)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira commercial operations, including the legacy Hospira One-2-One contract manufacturing business, are included in EH’s operating results in our condensed consolidated statements of income for the third quarter and first nine months of 2016. In accordance with our domestic and international reporting periods, our results of operations and EH's operating results for the third quarter and first nine months of 2015 reflect only one month of legacy Hospira U.S. operations but no financial results from legacy Hospira international operations. See Note 2A for additional information. Effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is part of EH. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($116 million of PCS revenues and $15 million of PCS earnings in the third quarter of 2015, and $360 million of PCS revenues and $66 million of PCS earnings in the first nine months of 2015) to conform to the current period presentation as part of EH. As noted above, also effective as of the beginning of 2016, in connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. We have reclassified approximately $68 million of costs in the third quarter of 2015 and $202 million of costs in the first nine months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the third quarter of 2016, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $375 million, (ii) income for certain legal matters of $40 million, (iii) an impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell of $1.4 billion, (iv) certain asset impairment charges of $126 million, (v) charges for business and legal entity alignment of $69 million and (vi) other charges of $17 million. For additional information, see Note 2B, Note 3 and Note 4.
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
For Earnings in the first nine months of 2016, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $743 million, (ii) charges for certain legal matters of $506 million, (iii) an impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell of $1.4 billion, (iv) certain asset impairment charges of $1.1 billion, (v) charges for business and legal entity alignment of $180 million and (vi) other charges of $189 million. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the first nine months of 2015, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $302 million, (ii) certain asset impairment charges of $633 million, (iii) charges for business and legal entity alignment of $224 million, (iv) charges for certain legal matters of $92 million, and (v) other charges of $117 million. For additional information, see Note 3 and Note 4.
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
B. Geographic Information

The following table provides revenues by geographic area(a):
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
U.S.	$6,530	$5,565	17	$19,561	$14,993	30
Developed Europe(b)	2,218	2,315	(4)	6,982	7,006	—
Developed Rest of World(c)	1,711	1,513	13	4,940	4,562	8
Emerging Markets(d)	2,586	2,694	(4)	7,714	8,243	(6)
Revenues	$13,045	$12,087	8	$39,196	$34,804	13

(a)
On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira operations are included in our condensed consolidated statements of income for the third quarter and first nine months of 2016. In accordance with our domestic and international reporting periods, our results of operations and EH's operating results for the third quarter and first nine months of 2015 reflect only one month of legacy Hospira U.S. operations but no financial results from legacy Hospira international operations. On June 24, 2016, we acquired Anacor. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Anacor. As a result, legacy Anacor operations are included in our condensed consolidated statements of income for the third quarter and first nine months of 2016. In accordance with our domestic reporting period, our results of operations and IH's operating results for the third quarter and first nine months of 2016 include approximately three months of legacy Anacor operations. Additionally, on September 28, 2016, we acquired Medivation. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Medivation. As a result, legacy Medivation operations are included in our condensed consolidated statements of income for the third quarter and first nine months of 2016. In accordance with our domestic and international reporting periods, our results of operations and IH's operating results for the third quarter and first nine months of 2016 reflect three business days of legacy Medivation operations, which were immaterial. See Note 2A for additional information.

(b)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $1.7 billion and $1.8 billion in the third quarter of 2016 and 2015, respectively, and $5.3 billion and $5.4 billion in the first nine months of 2016 and 2015, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
PFIZER INNOVATIVE HEALTH (IH)(a)	$7,332	$6,752	$21,471	$19,120
Internal Medicine	$2,243	$1,954	$6,557	$5,500
Lyrica IH(b)	1,049	947	3,107	2,701
Viagra IH(c)	297	333	897	955
Chantix/Champix	198	159	631	491
Toviaz	60	59	191	193
BMP2	63	57	175	169
Alliance revenues(d)	417	343	1,139	841
All other Internal Medicine(m)	159	56	416	149
Vaccines	$1,641	$1,629	$4,576	$4,536
Prevnar/Prevenar 13	1,536	1,576	4,302	4,384
FSME/IMMUN-TicoVac	33	28	102	93
All other Vaccines	72	26	172	60
Oncology	$1,104	$786	$3,206	$2,026
Ibrance	550	230	1,492	408
Sutent	260	279	823	815
Xalkori	140	122	415	353
Inlyta	95	105	304	311
All other Oncology	60	50	172	139
Inflammation & Immunology (I&I)	$960	$987	$2,907	$2,816
Enbrel (Outside the U.S. and Canada)	701	844	2,201	2,426
Xeljanz	235	127	649	351
All other I&I	24	16	57	40
Rare Disease	$585	$579	$1,768	$1,776
BeneFIX	176	194	543	561
Genotropin	147	142	425	447
Refacto AF/Xyntha	140	130	408	392
Somavert	59	54	173	158
Rapamune	38	32	131	138
All other Rare Disease	25	27	88	80
Consumer Healthcare	$798	$817	$2,457	$2,465
PFIZER ESSENTIAL HEALTH (EH)(e)	$5,712	$5,335	$17,725	$15,683
Legacy Established Products (LEP)(f)	$2,708	$2,919	$8,373	$8,701
Lipitor	422	454	1,294	1,404
Premarin family	244	263	751	753
Norvasc	238	241	714	744
EpiPen	110	107	300	268
Xalatan/Xalacom	91	98	273	299
Relpax	83	91	248	254
Zoloft	72	95	228	274
Effexor	70	66	207	213
Zithromax/Zmax(g)	56	63	203	203
Xanax/Xanax XR	55	55	163	164
Cardura	49	52	143	158
Neurontin	45	45	136	148
Tikosyn	20	44	136	123
Depo-Provera	36	45	103	133
All other LEP	1,119	1,199	3,473	3,563
Sterile Injectable Pharmaceuticals (SIP)(h)	$1,461	$957	$4,481	$2,436
Medrol(g)	102	98	330	284
Sulperazon	102	72	304	251
Fragmin	80	84	240	246
Tygacil	69	81	203	231
All other SIP	1,108	621	3,405	1,424

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Peri-LOE Products(i)	$1,023	$1,229	$3,224	$4,073
Lyrica EH(b)	191	273	623	925
Celebrex	194	212	550	640
Pristiq	174	185	546	523
Vfend	140	165	459	510
Zyvox	94	165	334	696
Viagra EH(c)	89	97	286	318
Revatio	73	53	213	181
All Other Peri-LOE Products	68	79	214	280
Infusion Systems(j)	$281	$94	$879	$94
Biosimilars(k)	$83	$—	$228	$—
Pfizer CentreOne(l)	$156	$136	$540	$380
Revenues	$13,045	$12,087	$39,196	$34,804

Total Lyrica(b)	$1,240	$1,220	$3,730	$3,626
Total Viagra(c)	$387	$430	$1,183	$1,274
Total Alliance revenues	$419	$349	$1,155	$881

(a)
The IH business, previously known as the Innovative Products business, encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare and includes all legacy Medivation and Anacor commercial operations. Medivation’s and Anacor’s commercial operations are included in IH’s operating results in our condensed consolidated statements of income, commencing from the acquisition date of September 28, 2016 for Medivation and from the acquisition date of June 24, 2016 for Anacor. As a result, IH’s revenues for the third quarter and first nine months of 2016 include three business days of legacy Medivation operations and approximately three months of legacy Anacor operations, which were immaterial.

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

(e)
The EH business, previously known as the Established Products business, encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Infusion Systems, Biosimilars and Pfizer CentreOne and includes all legacy Hospira commercial operations. Hospira's commercial operations, including the legacy Hospira One-2-One sterile injectables contract manufacturing business, are included in EH’s operating results in our condensed consolidated statements of income, commencing from the acquisition date of September 3, 2015. Therefore, in accordance with our domestic and international reporting periods, our results of operations and EH's operating results for the third quarter and first nine months of 2015 reflect only one month of legacy Hospira U.S. operations but no financial results from legacy Hospira international operations. Also, effective as of the beginning of 2016, our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is part of EH. Pfizer CentreOne consists of (i) legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including our manufacturing and supply agreements with Zoetis; and (ii) legacy Hospira's One-2-One sterile injectables contract manufacturing operation. Prior to 2016, PCS was managed outside our operating segments and its revenues were reported as other business activities. We have reclassified prior period PCS revenues ($116 million in the third quarter of 2015 and $360 million in the first nine months of 2015) to conform to the current period presentation as part of EH.

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

(j)
Infusion Systems include Medication Management Systems products composed of infusion pumps and related software and services, as well as IV Infusion Products, including large volume IV solutions and their associated administration sets.

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

(m)	Includes Eliquis direct sales markets.
We performed certain reclassifications, primarily between Legacy Established Products and Sterile Injectable Pharmaceuticals, to conform to current period presentation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Event Regarding Equity

On October 26, 2016, the Compensation Committee approved the modification of current outstanding grants of TSRU awards, to permit a holder who is "retiree eligible" (at least age 55 with at least 10 years of service), to elect to exercise and convert his/her TSRUs when vested, into PTUs. The value received upon the election and conversion is calculated by taking the change in stock price (20 trading day average ending on the exercise date (Election Price) less the grant price) plus accumulated dividends from the grant date, times the number of TSRUs exercised. This value is divided by the Election Price to determine the number of PTUs. The PTUs will be entitled to earn DEUs, and the PTUs and DEUs will be settled in Pfizer common stock on the TSRUs original settlement date (i.e., the fifth or seventh anniversary of grant), and will be subject to all of the terms and conditions of the original grant including forfeiture provisions. This modification applies to approximately 2,900 employees, including members of senior management. There was no incremental compensation cost resulting from the modification.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of October 2, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended October 2, 2016 and September 27, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 10, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 53

This section provides information about the following: Our Business; our performance during the third quarter and first nine months of 2016 and 2015; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and our Financial Guidance for 2016.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 66
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 70
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Descriptions	Beginning on page 71
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 76
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 79
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 82
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 83
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 89
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 95
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 95
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 96
This section provides an analysis of our cash flows for the first nine months of 2016 and 2015.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 97

This section provides an analysis of selected measures of our liquidity and of our capital resources as of October 2, 2016 and December 31, 2015, as well as a discussion of our outstanding debt and other commitments that existed as of October 2, 2016 and December 31, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 102
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 103

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

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Revenues	$13,045	$12,087	8	$39,196	$34,804	13

Cost of sales	3,085	2,219	39	9,111	6,238	46
% of revenues	23.6%	18.4%		23.2%	17.9%

Selling, informational and administrative expenses	3,559	3,270	9	10,414	9,761	7
% of revenues	27.3%	27.1%		26.6%	28.0%

Research and development expenses	1,881	1,722	9	5,360	5,342	—
% of revenues	14.4%	14.2%		13.7%	15.3%

Amortization of intangible assets	968	937	3	2,934	2,748	7
% of revenues	7.4%	7.7%		7.5%	7.9%

Restructuring charges and certain acquisition-related costs	531	581	(9)	988	727	36
% of revenues	4.1%	4.8%		2.5%	2.1%

Other (income)/deductions––net	1,417	661	*	2,815	670	*
Income from continuing operations before provision for taxes on income	1,604	2,697	(41)	7,575	9,319	(19)
% of revenues	12.3%	22.3%		19.3%	26.8%

Provision for taxes on income	284	567	(50)	1,194	2,178	(45)
Effective tax rate	17.7%	21.0%		15.8%	23.4%

Income from continuing operations	1,320	2,130	(38)	6,380	7,141	(11)
% of revenues	10.1%	17.6%		16.3%	20.5%

Discontinued operations––net of tax	—	8	*	—	14	(99)

Net income before allocation to noncontrolling interests	1,319	2,139	(38)	6,380	7,155	(11)
% of revenues	10.1%	17.7%		16.3%	20.6%

Less: Net income attributable to noncontrolling interests	—	9	*	25	23	9
Net income attributable to Pfizer Inc.	$1,320	$2,130	(38)	$6,355	$7,132	(11)
% of revenues	10.1%	17.6%		16.2%	20.5%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.22	$0.34	(37)	$1.04	$1.15	(10)
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.22	$0.35	(37)	$1.04	$1.15	(10)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.22	$0.34	(37)	$1.03	$1.14	(9)
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.21	$0.34	(37)	$1.03	$1.14	(10)

Cash dividends paid per common share	$0.30	$0.28	7	$0.90	$0.84	7
* Calculation not meaningful.

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development and manufacture of healthcare products. Our global portfolio includes medicines, vaccines and medical devices, as well as many of the world’s best-known consumer healthcare products. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products and, to a much lesser extent, from alliance agreements, under which we co-promote products discovered or developed by other companies or us (Alliance revenues).

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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 28, 2016 and August 23, 2015. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended October 2, 2016 and September 27, 2015.
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

On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical will acquire all of Pfizer’s global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical stock. HIS includes IV pumps, solutions and devices. Under the terms of the agreement, Pfizer will receive approximately $400 million in newly issued shares of ICU Medical common stock and $600 million in cash from ICU Medical, subject to customary adjustments for net working capital. Upon completion of the transaction, which the companies expect to occur in the first quarter of 2017, subject to customary closing conditions, including required regulatory approvals, Pfizer will own approximately 16.6% of ICU Medical. Pfizer has also agreed to certain restrictions on transfer of its ICU Medical shares for at least 18 months. Assets and liabilities associated with HIS were reclassified as held for sale in the condensed consolidated balance sheet as of October 2, 2016. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale and the “Our Strategy” section of this MD&A below.
On September 28, 2016 (the acquisition date), we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, $1 billion was not paid as of October 2, 2016, and was recorded in Other current liabilities. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation, and, in accordance with our domestic and international reporting periods, our consolidated financial statements for the three and nine months ended October 2, 2016 reflect three business days of legacy Medivation operations, which were immaterial. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

On August 24, 2016, we announced that we entered into an agreement with AstraZeneca to acquire the development and commercialization rights to its small molecule anti-infectives business, primarily outside the U.S. The agreement includes the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets aztreonam-avibactam (ATM-AVI) and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, Pfizer will make an upfront payment of $550 million to AstraZeneca upon the close of the transaction and a deferred payment of $175 million in January 2019. In addition, AstraZeneca is eligible to receive up to $250 million in milestone payments, up to $600 million in sales-related payments, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions, including antitrust clearance in certain jurisdictions.
On June 24, 2016 (the acquisition date), we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor, and, in accordance with our domestic reporting period, our consolidated statements of income for the third quarter and first nine months of 2016 reflect approximately three months of legacy Anacor operations, which were immaterial. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.
On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan entered into on November 22, 2015 was terminated by mutual agreement of the companies. The decision was driven by the actions announced by the U.S. Department of Treasury on April 4, 2016, which the companies concluded qualified as an “Adverse Tax Law Change” under the merger agreement. In connection with the termination of the merger agreement, on April 8, 2016 (which fell into Pfizer’s second fiscal quarter), Pfizer paid Allergan $150 million (pre-tax) for reimbursement of Allergan’s expenses associated with the terminated transaction (see the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net). Pfizer and Allergan also released each other from any and all claims in connection with the merger agreement.
On September 3, 2015, we acquired Hospira and, commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Hospira. As a result, legacy Hospira operations are reflected in our results of operations, EH’s operating results, and cash flows for the third quarter and first nine months of 2016. In accordance with our domestic and international reporting periods, our consolidated statements of income for the third quarter and first nine months of 2015 reflect only one month of legacy Hospira U.S. operations but no financial results from legacy Hospira international operations. Legacy Hospira assets and liabilities are reflected in our balance sheets as of October 2, 2016 and December 31, 2015. See the “Our Business Development Initiatives” and the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

Our 2016 Performance

Revenues––Third Quarter 2016

Revenues in the third quarter of 2016 were $13.0 billion, an increase of 8% compared to the same period in 2015, which reflects an operational increase of $1.2 billion, or 10%, partially offset by the unfavorable impact of foreign exchange of $224 million, or 2%.

Revenues––First Nine Months 2016

Revenues in the first nine months of 2016 were $39.2 billion, an increase of 13% compared to the same period in 2015, which reflects an operational increase of $5.6 billion, or 16%, partially offset by the unfavorable impact of foreign exchange of $1.3 billion, or 4%.

Compared to the first nine months of 2015, revenues in the first nine months of 2016 were favorably impacted by approximately $800 million as a result of the first nine months of 2016 having four additional selling days in both the U.S. and international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015.

The following provides an analysis of the third quarter and the first nine months of 2016 operational revenue growth for Pfizer standalone revenues (excluding Hospira):
	Three Months Ended	Nine Months Ended
(BILLIONS OF DOLLARS)	October 2, 2016	October 2, 2016
Operational revenues––Pfizer-standalone increase:
Operational consolidated revenues increase	$1.2	$5.6
Less: Operational growth from legacy Hospira	(0.8)	(3.1)
Operational revenues––Pfizer-standalone increase	$0.4	$2.5

Components of operational revenues––Pfizer-standalone increase:
Operational revenue growth from certain key products––net	$0.8	$3.7
Operational revenue decrease due to product losses of exclusivity and the expiry of the collaboration agreement to co-promote Rebif in the U.S.	(0.4)	(1.2)
Operational revenues––Pfizer-standalone increase	$0.4	$2.5
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Overview” section below for more information, including a discussion of key drivers of our revenue performance.
Income from Continuing Operations Before Provision for Taxes on Income––Third Quarter 2016
Income from continuing operations before provision for taxes on income for the third quarter of 2016 was $1.6 billion, compared to $2.7 billion in the third quarter of 2015, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•
a $1.4 billion charge related to the write-down of HIS net assets to fair value less estimated costs to sell (see also the Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale);

•	higher cost of sales (up $866 million) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•
higher selling, informational and administrative expenses (up $289 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A); and

•	higher research and development expenses (up $159 million) (see also the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A), partially offset by:

•	lower asset impairments (down $501 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher Other, net income (up $105 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•
lower restructuring charges and certain acquisition-related costs (down $50 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

Income from Continuing Operations Before Provision for Taxes on Income––First Nine Months 2016
Income from continuing operations before provision for taxes on income for the first nine months of 2016 was $7.6 billion, compared to $9.3 billion in the first nine months of 2015, primarily reflecting, among other items, in addition to the operational and foreign exchange impacts for Revenues described above:

•	higher cost of sales (up $2.9 billion) (see also the “Costs and Expenses––Cost of Sales” section of this MD&A);

•
a $1.4 billion charge related to the write-down of HIS net assets to fair value less estimated costs to sell (see also the Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale);

•
higher selling, informational and administrative expenses (up $654 million) (see also the “Costs and Expenses––Selling, Informational and Administrative Expenses (SI&A) Expenses” section of this MD&A);

•	higher asset impairments (up $422 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•	higher charges for legal matters (up $395 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net);

•
higher restructuring charges and certain acquisition-related costs (up $261 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives); and

•	higher amortization of intangible assets (up $186 million) (see also the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A); and

•	lower net gains on asset disposals (down $149 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net),
partially offset by:

•	higher Other, net income (up $187 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net); and

•	lower charges for business and legal entity alignment costs (down $44 million) (see also the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net).
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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$143 million in the third quarter of 2016 and $120 million in the third quarter of 2015, and $302 million in the first nine months of 2016 and $276 million in the first nine months of 2015, recorded as a reduction to Revenues related to the Medicare “coverage gap” discount provision; and

•
$95 million in the third quarter of 2016 and $81 million in the third quarter of 2015, and $219 million in the first nine months of 2016 and $170 million in the first nine months of 2015, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

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

Additionally, federal and state policy efforts designed specifically to reduce patient out-of-pocket costs for medicines, or lower manufacturer prices and/or limit price increases could result in new mandatory rebates and discounts or other pricing restrictions. The current U.S. president-elect has introduced such policy proposals, and a November 2015 U.S. Department of Health and Human Services forum dedicated to drug pricing could lead to further proposals in the future. We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We continue to work with stakeholders to ensure access to medicines within an efficient and affordable healthcare system.

The ACA, which expanded the role of the U.S. government as a healthcare payer, is accelerating changes in the U.S. healthcare marketplace, and the potential for additional pricing and access pressures continues to be significant. Many of these developments may impact drug utilization, in particular branded drug utilization. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA originally to be imposed in 2018 (now to be imposed in 2020, per the terms of the fiscal year 2016 omnibus appropriations legislation), are already scaling back healthcare benefits, and an increasing number are implementing high deductible benefit designs. Some health plans and PBMs are seeking greater pricing predictability from pharmaceutical manufacturers in contractual negotiations. Other health plans and PBMs are increasing their focus on spending on specialty medicines by implementing co-insurance in place of a flat co-payment. Because co-insurance passes on a percentage of a drug’s cost to the patient, this shift has the potential to significantly increase patient out-of-pocket costs.

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
The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela and more recently Egypt, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” and the “Our Financial Guidance for 2016” sections of this MD&A.

•
In June 2016, the U.K. electorate voted to leave the EU. The U.K. government has not formally notified the European Council of their intention to leave the EU, and in November 2016, the High Court ruled that the government needed parliamentary approval to trigger Article 50 of the Lisbon Treaty, and begin negotiations. The U.K. government said it will appeal the decision and Britain’s Supreme Court is expected to consider the case in early December 2016. The U.K. Prime Minister said they still expect to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU at the end of March 2017. This process is expected to be highly complex, and, if needed, may be bilaterally extended. The end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

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
IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare. Key therapeutic areas include internal medicine, vaccines, oncology, inflammation & immunology, rare diseases and consumer healthcare and include leading brands, such as Prevnar/Prevenar 13, Xeljanz, Eliquis, Lyrica (U.S., Japan and certain other markets), Enbrel (outside the U.S. and Canada), Viagra (U.S. and Canada), Ibrance and Xtandi, as well as several well-known, OTC consumer products.

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

Effective as of the beginning of 2016, the following changes impact EH:

•
Our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is part of EH. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($116 million of PCS revenues and $15 million of PCS earnings in the third quarter of 2015, and $360 million of PCS revenues and $66 million of PCS earnings in the first nine months of 2015) to conform to the current period presentation as part of EH.

•
In connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. The new R&D organization within EH expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $68 million of costs in the third quarter of 2015 and $202 million of costs in the first nine months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

Effective as of the beginning of the second quarter of 2016, the following changes impact IH:

•
In connection with the formation of the GPD organization, a new unified center for late-stage development for our innovative products, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $77 million of costs in the third quarter of 2015 and approximately $223 million of costs in the first nine months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.

In September 2016, we announced our decision to maintain our current business structure and not pursue a split into two separate publicly-traded companies at this time. Following this decision, we will continue to operate two distinct businesses, each with a focus on our strategic priorities to grow and increase operational efficiency. For IH, this means a continued focus on R&D productivity and pipeline strength while maximizing the value of our recently launched brands and in-line portfolio. Our recent acquisitions expand our pipeline in the high priority therapeutic areas of medical dermatology with Anacor and oncology with Medivation. For EH, we will continue to invest in growth drivers and manage the portfolio to extract additional value while seeking opportunities for operating efficiencies. This strategy includes active management of our portfolio; maximizing growth of core product segments; acquisitions to strengthen core areas of our portfolio further, such as our pending acquisition of AstraZeneca’s small molecule anti-infectives business; and divestitures to increase focus on our core strengths. In line with this strategy, on October 6, 2016, we announced an agreement with ICU Medical, a global device manufacturer, to divest the infusion systems net assets, which we acquired as part of the Hospira transaction. We expect the transaction to close in the first quarter of 2017, subject to required regulatory approvals and satisfaction of customary conditions to closing. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale.
For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the 2016 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.
Research and Development Operations

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars, which are being developed by our EH R&D organization.
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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our six high-priority therapeutic areas––immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases––and in emerging markets and essential health medicines, including biosimilars. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our recent acquisitions of Medivation, Hospira and Anacor, our pending acquisition of AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies, including our collaborations with Cellectis SA, OPKO Health, Inc. and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses. We have considered whether a further separation of our IH and EH businesses would be in the best interests of our shareholders. In September 2016, we announced that, after an extensive evaluation, our Board of Directors and Executive Leadership Team determined that Pfizer is best positioned to maximize future shareholder value creation in its current structure and will not pursue splitting Pfizer Innovative Health and Pfizer Essential Health into two, separate publicly-traded companies at this time. We will move forward with a focus on our strategic priorities to grow and increase operational efficiency to be more competitive. For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment.

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
Recording of Assets Acquired and Liabilities Assumed
For the amounts recognized for the Hospira assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments recognized in the first nine months of 2016, see Notes to Condensed Consolidated Financial

Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions.
Measurement Period Adjustments
In the first nine months of 2016, we recorded measurement period adjustments that reduced, on a net basis, the preliminary estimate of the fair value of identifiable net assets acquired by $12 million with a corresponding increase to goodwill. The measurement period adjustments did not result from intervening events subsequent to the acquisition date. The change in the provisional amounts did not have a material impact on our earnings.
Additional Recent Transactions and Events
Additional recent transactions and events are described below:

•
Agreement to Sell Hospira Infusion Systems Net Assets to ICU Medical, Inc.––On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical will acquire all of Pfizer’s global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical stock. HIS includes IV pumps, solutions and devices. Under the terms of the agreement, Pfizer will receive approximately $400 million in newly issued shares of ICU Medical common stock and $600 million in cash from ICU Medical, subject to customary adjustments for net working capital. Upon completion of the transaction, which the companies expect to occur in the first quarter of 2017, subject to customary closing conditions, including required regulatory approvals, Pfizer will own approximately 16.6% of ICU Medical. Pfizer has also agreed to certain restrictions on transfer of its ICU Medical shares for at least 18 months. At October 2, 2016, we determined that the carrying value of the HIS net assets exceeded their fair value less estimated costs to sell, resulting in a pre-tax impairment charge of $1.4 billion which is included in Other (income)/deductions––net (see Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net). The difference between the carrying value and fair value may change prior to closing as a result of several factors, including changes in the market price of the shares to be received from ICU Medical and changes in the carrying value of the HIS net assets prior to closing. For example, a 10% per share increase or decrease in ICU Medical’s stock price between October 6, 2016 and the final closing date would have a corresponding decrease or increase in the net realizable value impairment charge of $44 million. For assets and liabilities classified as held for sale as part of our agreement to divest HIS as of October 2, 2016, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale.

•
Acquisition of Medivation, Inc.––On September 28, 2016 (the acquisition date), we acquired Medivation. For additional information, see the “Our Business” section of this MD&A. Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within the tumor cell. Xtandi is being developed and commercialized through a collaboration between Pfizer and Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has two development-stage oncology assets in its pipeline: talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer, and pidilizumab, an immuno-oncology asset being developed for diffuse large B-cell lymphoma and other hematologic malignancies. We expect this acquisition will accelerate our leadership in Oncology––a high priority area for our company.

•
Agreement to Acquire AstraZeneca’s Anti-Infectives Business––On August 24, 2016, we announced that we entered into an agreement with AstraZeneca to acquire the development and commercialization rights to its small molecule anti-infectives business, primarily outside the U.S. The agreement includes the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, Pfizer will make an upfront payment of $550 million to AstraZeneca upon the close of the transaction and a deferred payment of $175 million in January 2019. In addition, AstraZeneca is eligible to receive up to $250 million in milestone payments, up to $600 million in sales-related payments, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions, including antitrust clearance in certain jurisdictions.

•
Acquisition of Bamboo Therapeutics, Inc.––On August 1, 2016 (the acquisition date), we acquired all the remaining equity in Bamboo, a privately held biotechnology company, focused on developing gene therapies for the treatment of patients with certain rare diseases relating to neuromuscular conditions and those affecting the central nervous system, for $150 million, plus potential milestone payments of up to $495 million contingent upon the progression of key assets through development, regulatory approval and commercialization. We previously purchased a minority stake in Bamboo in the first quarter of 2016 for a payment of approximately $43 million. This acquisition provides us with several clinical and pre-clinical assets that complement our rare disease portfolio, an advanced recombinant AAV vector design and production technology, and a fully functional Phase I/II gene therapy manufacturing facility.

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

•
Research and Development Arrangement with NovaQuest Co-Investment Fund II, L.P.––On November 1, 2016, we announced the discontinuation of the global clinical development program for bococizumab. Except for a refund to NovaQuest of development cost amounts prepaid by NovaQuest to the extent such amounts were not used for program expenses, no additional payments are expected to be received from or paid to NovaQuest under this agreement. In May 2016, our agreement with NovaQuest became effective, under which NovaQuest agreed to fund up to $250 million in development costs related to certain Phase III clinical trials of Pfizer’s bococizumab compound and Pfizer agreed to use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding was expected to cover up to 40% of the development costs and was to be received over five quarters during 2016 and 2017. As there was a substantive and genuine transfer of risk to NovaQuest, the development funding applicable to program expenses through the third quarter of 2016 has been recognized by us as an obligation to perform contractual services and therefore has been recognized as a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2016 totaled $67.6 million and for the first nine months of 2016 totaled $136.9 million.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2016 totaled $14.5 million and for the first nine months of 2016 totaled $29.5 million. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Terminated Agreement to Combine with Allergan plc––On April 6, 2016, we announced that the merger agreement between Pfizer and Allergan entered into on November 22, 2015 was terminated by mutual agreement of the companies. For additional information, see the “Our Business” section of this MD&A.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2016 totaled $11.0 million and for the first nine months of 2016 totaled $32.7 million. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

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

•
Acquisition of Marketed Vaccines Business of Baxter International Inc.––On December 1, 2014 (which fell in the first fiscal quarter of 2015 for our international operations), we acquired Baxter’s portfolio of marketed vaccines for a final purchase price of $648 million. The portfolio that was acquired consists of NeisVac-C and FSME-IMMUN/TicoVac. NeisVac-C is a vaccine that helps protect against meningitis caused by group C meningococcal meningitis and FSME-IMMUN/TicoVac is a vaccine that helps protect against tick-borne encephalitis.

For a description of the more significant recent transactions through February 29, 2016, the filing date of our 2015 Form 10-K, see the “Our Business Development Initiatives” section of our 2015 Financial Report.

Our Financial Guidance for 2016

On November 1, 2016, we updated our 2016 financial guidance and related components as set forth below(a), (b):

Revenues	$52.0 to $53.0 billion
(previously $51.0 to $53.0 billion)
Adjusted cost of sales as a percentage of revenues	21.5% to 22.0%
(previously 21.0% to 22.0%)
Adjusted selling, informational and administrative expenses	$14.2 to $14.7 billion
(previously $13.7 to $14.7 billion)
Adjusted research and development expenses	$7.8 to $8.1 billion
(previously $7.4 to $7.8 billion)
Adjusted other (income)/deductions	Approximately ($600 million) of income
(previously approximately ($500 million) of income)
Effective tax rate on adjusted income	Approximately 24.0%
Adjusted diluted EPS	$2.38 to $2.43
(previously $2.38 to $2.48)

(a)	The 2016 financial guidance reflects the following:

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

•	Does not assume the completion of any business development transactions not completed as of October 2, 2016, including any one-time upfront payments associated with such transactions.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through the third quarter of 2016 and the mid-October 2016 exchange rates for the remainder of the year.

•
Guidance for 2016 revenues reflects the anticipated negative impact of $1.8 billion due to recent and expected generic competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Our November 1, 2016 announced decision to discontinue development of bococizumab. As a result, 2016 financial guidance for Adjusted R&D expenses was negatively impacted by $0.3 billion and 2016 financial guidance for Adjusted diluted EPS was negatively impacted by $0.04. This represents the estimated net impact of expected close down costs of approximately $400 million for these activities less spending no longer required for the trials.

•
Guidance for 2016 revenues also reflects the anticipated negative impact of $1.4 billion as a result of unfavorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2015, including $0.8 billion due to the estimated significant negative currency impact related to Venezuela. The anticipated negative impact on adjusted diluted EPS resulting from unfavorable changes in foreign exchange rates compared to foreign exchange rates from 2015 is approximately $0.20, including $0.08 due to the estimated significant negative currency impact related to Venezuela.

•	Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.2 billion shares.

(b)
For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

For additional information about our actual and anticipated costs and cost savings associated with our cost-reduction initiatives announced in 2014, our recent business development activities, and our global commercial structure, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

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

Benefit Plans

Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for certain international pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the respective plan obligations. For 2016, we elected to measure service and interest costs by applying the spot rates along the yield curve for certain international plans to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. The expected reduction in expense for 2016 associated with this change in estimate is $42 million, which is expected to be recognized evenly over each quarter of the year. Effective January 1, 2016, the Company made a similar change for its U.S. pension and other postretirement benefit plans, but in the third quarter of 2016, we determined that our use of the bond model required the measurement of such costs to be conceptually aligned with the measurement of the pension benefit obligation. As such, 2016 service and interest costs for the U.S. plans were measured utilizing a single weighted-average discount rate derived from the bond model consistent with the approach used in 2015, resulting in an adjustment to increase net periodic pension cost by $112 million in the third quarter of 2016.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	% Change in Revenues
Operating Segments(a):
IH	$7,332	$6,752	$4,244	$3,722	$3,088	$3,030	9	14	2
EH	5,712	5,335	2,286	1,843	3,426	3,492	7	24	(2)
Total revenues	$13,045	$12,087	$6,530	$5,565	$6,515	$6,522	8	17	—

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015	% Change in Revenues
Operating Segments(a):
IH	$21,471	$19,120	$12,308	$10,153	$9,163	$8,967	12	21	2
EH	17,725	15,683	7,253	4,840	10,472	10,844	13	50	(3)
Total revenues	$39,196	$34,804	$19,561	$14,993	$19,636	$19,811	13	30	(1)

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––Third Quarter 2016

Revenues in the third quarter of 2016 were $13.0 billion, an increase of 8% compared to the same period in 2015, which reflects an operational increase of $1.2 billion, or 10%, partially offset by the unfavorable impact of foreign exchange of $224 million, or 2%. The operational increase was primarily the result of:

•
the inclusion of a full quarter of revenues from legacy Hospira global operations of $1.1 billion in the third quarter of 2016 compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter of 2015, resulting in operational growth of $800 million in the third quarter of 2016; and

•
the continued growth from key brands including Ibrance, Xeljanz, Lyrica (IH) and Chantix/Champix, all primarily in the U.S., and Eliquis globally (collectively, up approximately $770 million in the third quarter of 2016), partially offset by:

•
the loss of exclusivity and associated biosimilar or generic (as applicable) competition for Enbrel, Zyvox and Lyrica (EH), primarily in most developed Europe markets (collectively, down approximately $220 million in the third quarter of 2016);

•	the year-end 2015 expiry of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $120 million in the third quarter of 2016);

•
a 4% operational decline from the legacy Established Products portfolio, primarily due to a decline from certain developed markets (down by approximately $110 million in the third quarter of 2016); and

•
the Prevnar/Prevenar 13 franchise, primarily driven by an expected decline in revenues for the adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter, partially offset by the impact of favorable timing of CDC purchases for the pediatric indication (down approximately $30 million in the third quarter of 2016).

Revenues––First Nine Months 2016

Revenues in the first nine months of 2016, were $39.2 billion, an increase of 13% compared to the same period in 2015, which reflects an operational increase of $5.6 billion, or 16%, partially offset by the unfavorable impact of foreign exchange of $1.3 billion, or 4%. Compared to the first nine months of 2015, revenues in the first nine months of 2016 were favorably impacted by approximately $800 million as a result of the first nine months of 2016 having four additional selling days in both the U.S. and international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015. The operational increase, which includes the impact of the additional selling days in the first nine months of 2016, was primarily the result of:

•
the inclusion of nine months of revenues from legacy Hospira global operations of $3.5 billion in the first nine months of 2016 compared to the inclusion of only one month of legacy Hospira U.S. operations in the first nine months of 2015, resulting in operational growth of $3.1 billion in the first nine months of 2016; and

•
the continued growth from key brands including Ibrance, Lyrica (IH), Xeljanz and Chantix/Champix and Consumer Healthcare, all primarily in the U.S., as well as Eliquis globally (collectively, up approximately $2.7 billion in the first nine months of 2016), partially offset by:

•
the loss of exclusivity and associated generic competition for Zyvox, primarily in the U.S. and certain developed Europe markets, Lyrica (EH) in most developed Europe markets and Celebrex in most developed markets, as well as biosimilar competition for Enbrel in most developed Europe markets (collectively, down approximately $730 million in the first nine months of 2016); and

•	the year-end 2015 expiry of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $260 million in the first nine months of 2016).
Geographically,

•
in the U.S., revenues increased $1.0 billion, or 17%, in the third quarter of 2016, and increased $4.6 billion, or 30%, in the first nine months of 2016, compared to the same periods in 2015, reflecting, among other things:

◦
the inclusion of a full quarter and nine months of revenues from legacy Hospira U.S. operations of approximately $840 million in the third quarter of 2016, and $2.6 billion in the first nine months of 2016, as compared to only one month of revenues from legacy Hospira U.S. operations of $330 million in the third quarter and first nine months of 2015, resulting in operational growth of approximately $510 million and $2.3 billion in the third quarter and first nine months of 2016, respectively; and

◦
the continued strong performance of several key products including Ibrance, Eliquis, Xeljanz, Lyrica (IH), and Chantix (collectively, up approximately $650 million in the third quarter of 2016 and $2.2 billion in the first nine months of 2016), partially offset by:

◦
the year-end 2015 expiry of the collaboration agreement to co-promote Rebif in the U.S. (down approximately $120 million in the third quarter of 2016 and $260 million in the first nine months of 2016);

◦	the loss of exclusivity and associated generic competition for Zyvox (down approximately $10 million in the third quarter of 2016 and $180 million in the first nine months of 2016); and

◦
with respect to the third quarter of 2016, the expected decline in revenues for Prevnar 13 primarily driven by the adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter (down approximately $40 million in the third quarter of 2016).

•
in our international markets, revenues decreased $8 million, or were relatively flat, in the third quarter of 2016, and decreased $176 million, or 1%, in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange unfavorably impacted international revenues by approximately $223 million, or 3%, in the third quarter of 2016 and unfavorably impacted international revenues by approximately $1.3 billion, or 6% in the first nine months of 2016. Operationally, revenues increased $216 million, or 3%, in the third quarter of 2016 and increased $1.1 billion, or 5%, in the first nine months of 2016, compared to the same periods in 2015, reflecting, among other things:

◦
the inclusion of legacy Hospira international operations of approximately $290 million in the third quarter of 2016 and $850 million in the first nine months of 2016, compared to no financial results from legacy Hospira international operations in the third quarter and first nine months of 2015;

◦	the continued strong performance of Eliquis (up approximately $80 million in the third quarter of 2016 and $260 million in the first nine months of 2016); and

◦
the continued strong volume growth from certain other products in emerging markets, excluding the contributions from legacy Hospira and Eliquis and, for the first nine months of 2016, lower revenues from the Prevenar 13 pediatric indication (collectively, up approximately $150 million in the third quarter of 2016 and $460 million in the first nine months of 2016), partially offset by:

◦
lower revenues primarily in most developed Europe markets for Enbrel, Zyvox and Lyrica (EH) as a result of the loss of exclusivity and associated biosimilar or generic (as applicable) competition (collectively, down approximately $200 million in the third quarter of 2016 and $470 million in the first nine months of 2016); and

◦
with respect to the first nine months of 2016, lower revenues for Prevenar 13, primarily for the pediatric indication, mostly in emerging markets, reflecting timing of purchases from Gavi, the Vaccine Alliance, and certain other markets, compared to the prior-year period (down approximately $60 million in the first nine months of 2016).

During the third quarter of 2016, international revenues represented 50% of total revenues, compared to 54% in the third quarter of 2015. Excluding foreign exchange, international revenues in the third quarter of 2016 represented 51% of total revenues. During the first nine months of 2016, international revenues represented 50% of total revenues compared to 57% in the first nine months of 2015. Excluding foreign exchange, international revenues in the first nine months of 2016 represented 52% of total revenues. The decline in the percentage of international revenues is primarily due to the inclusion of Hospira.
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

The following table provides information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Medicare rebates(a)	$285	$264	$777	$713
Medicaid and related state program rebates(a)	338	302	1,073	874
Performance-based contract rebates(a), (b)	629	579	1,854	1,625
Chargebacks(c)	1,465	1,285	4,318	3,537
Sales allowances(d)	1,177	1,121	3,268	3,015
Sales returns and cash discounts	356	318	1,044	945
Total(e)	$4,251	$3,869	$12,334	$10,708

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended October 2, 2016, associated with the following segments: IH ($1.8 billion) and EH ($2.4 billion). For the three months ended September 27, 2015, associated with the following segments: IH ($1.6 billion); and EH ($2.3 billion). For the nine months ended October 2, 2016, associated with the following segments: IH ($5.1 billion) and EH ($7.2 billion). For the nine months ended September 27, 2015, associated with the following segments: IH ($4.2 billion) and EH ($6.5 billion).

Total revenue deductions for the third quarter of 2016 increased 10% compared to the third quarter of 2015, and total revenue deductions for the first nine months of 2016 increased 15% compared to the first nine months of 2015. The increase in revenue deductions is consistent with increased sales, specifically as a result of:

•
an increase in chargebacks from EH products, primarily due to the inclusion of legacy Hospira sterile injectables in 2016, compared to the inclusion of only one month of legacy Hospira sterile injectables in 2015, and from certain IH products;

•
an increase in performance-based contract rebates primarily due to sales to managed care customers in the U.S. and, for the first nine months of 2016, higher rebates in certain developed Europe markets due to competitive pressures post loss of exclusivity for certain products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs.

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.2 billion as of October 2, 2016, of which approximately $2.8 billion is included in Other current liabilities, $344 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $3.9 billion as of December 31, 2015, of which approximately $2.6 billion is included in Other current liabilities, $272 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Products

The following table provides revenue information for several of our major products:
		Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)			% Change(a)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	October 2, 2016	Total	Oper.	October 2, 2016	Total	Oper.
TOTAL REVENUES		$13,045	8	10	$39,196	13	16
PFIZER INNOVATIVE HEALTH (IH)(b)		$7,332	9	10	$21,471	12	15
Internal Medicine		$2,243	15	14	$6,557	19	20
Lyrica IH(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,049	11	9	3,107	15	16
Viagra IH(d)	Erectile dysfunction	297	(11)	(11)	897	(6)	(6)
Chantix/Champix	An aid to smoking cessation treatment	198	24	24	631	29	30
Toviaz	Overactive bladder	60	1	(3)	191	(1)	(2)
BMP2	Development of bone and cartilage	63	12	12	175	4	4
Alliance revenues(e)	Various	417	22	20	1,139	35	35
All other Internal Medicine(n)	Various	159	*	*	416	*	*
Vaccines		$1,641	1	1	$4,576	1	2
Prevnar/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,536	(3)	(2)	4,302	(2)	—
FSME/IMMUN-TicoVac	Tick-borne encephalitis vaccine	33	20	20	102	10	10
All other Vaccines	Various	72	*	*	172	*	*
Oncology		$1,104	41	41	$3,206	58	60
Ibrance	Advanced breast cancer	550	*	*	1,492	*	*
Sutent	Advanced and/or metastatic RCC, refractory GIST and advanced pancreatic neuroendocrine tumor	260	(7)	(6)	823	1	5
Xalkori	ALK-positive NSCLC and ROS1-positive NSCLC	140	14	15	415	18	20
Inlyta	Advanced RCC	95	(9)	(11)	304	(2)	(1)
All other Oncology	Various	60	20	19	172	23	23
Inflammation & Immunology (I&I)		$960	(3)	2	$2,907	3	10
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	701	(17)	(12)	2,201	(9)	(2)
Xeljanz	Rheumatoid arthritis	235	85	86	649	85	87
All Other I&I	Various	24	55	40	57	45	36
Rare Disease		$585	1	2	$1,768	—	2
BeneFIX	Hemophilia	176	(10)	(9)	543	(3)	(1)
Genotropin	Replacement of human growth hormone	147	4	2	425	(5)	(3)
Refacto AF/Xyntha	Hemophilia	140	8	11	408	4	8
Somavert	Acromegaly	59	9	9	173	9	11
Rapamune	Prevention of organ rejection in kidney transplantation	38	18	24	131	(5)	2
All other Rare Disease	Various	25	(6)	(11)	88	10	9
Consumer Healthcare		$798	(2)	2	$2,457	—	5
PFIZER ESSENTIAL HEALTH (EH)(f)		$5,712	7	10	$17,725	13	18
Legacy Established Products (LEP)(g)		$2,708	(7)	(4)	$8,373	(4)	2
Lipitor	Reduction of LDL cholesterol	422	(7)	—	1,294	(8)	—
Premarin family	Symptoms of menopause	244	(7)	(7)	751	—	—
Norvasc	Hypertension	238	(1)	1	714	(4)	—
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	110	3	3	300	12	12
Xalatan/Xalacom	Glaucoma and ocular hypertension	91	(8)	(11)	273	(9)	(7)
Relpax	Treats the symptoms of migraine headache	83	(9)	(11)	248	(2)	(2)
Zoloft	Depression and certain anxiety disorders	72	(25)	(22)	228	(17)	(11)
Effexor	Depression and certain anxiety disorders	70	6	9	207	(3)	2
Zithromax/Zmax(h)	Bacterial infections	56	(11)	(10)	203	—	4
Xanax/Xanax XR	Anxiety disorders	55	(1)	(1)	163	(1)	2
Cardura	Hypertension/Benign prostatic hyperplasia	49	(5)	(5)	143	(10)	(6)
Neurontin	Seizures	45	—	6	136	(8)	3
Tikosyn	Maintenance of normal sinus rhythm, conversion of atrial fibrillation/flutter	20	(56)	(56)	136	11	11
Depo-Provera	Contraceptive	36	(21)	(18)	103	(22)	(18)
All other LEP	Various	1,119	(7)	(2)	3,473	(3)	5
Sterile Injectable Pharmaceuticals (SIP)(i)		$1,461	53	55	$4,481	84	88
Medrol(h)	Adrenocortical steroid	102	4	9	330	16	22
Sulperazon	Antibiotic	102	42	51	304	21	28
Fragmin	Anticoagulant	80	(6)	(2)	240	(3)	2
Tygacil	Antibiotic	69	(15)	(12)	203	(12)	(6)
All other SIP	Various	1,108	78	80	3,405	*	*

Peri-LOE Products(j)		$1,023	(17)	(15)	$3,224	(21)	(17)
Lyrica EH(c)	Epilepsy, neuropathic pain and generalized anxiety disorder	191	(30)	(27)	623	(33)	(30)
Celebrex	Arthritis pain and inflammation, acute pain	194	(8)	(8)	550	(14)	(11)
Pristiq	Depression	174	(6)	(5)	546	5	7
Vfend	Fungal infections	140	(15)	(14)	459	(10)	(6)
Zyvox	Bacterial infections	94	(43)	(41)	334	(52)	(48)
Viagra EH(d)	Erectile dysfunction	89	(8)	(3)	286	(10)	(4)
Revatio	Pulmonary arterial hypertension	73	37	36	213	18	19
All Other Peri-LOE Products	Various	68	(14)	(14)	214	(24)	(20)
Infusion Systems(k)	Various	$281	*	*	$879	*	*
Biosimilars(l)	Various	$83	*	*	$228	*	*
Pfizer CentreOne(m)		$156	15	15	$540	42	44
Total Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,240	2	1	$3,730	3	4
Total Viagra(d)	Erectile dysfunction	$387	(10)	(9)	$1,183	(7)	(5)
Total Alliance revenues	Various	$419	20	18	$1,155	31	31

(a)	As compared to the three and nine months ended September 27, 2015.

(b)
The IH business, previously known as the Innovative Products business, encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare and includes all legacy Medivation and Anacor commercial operations. Medivation's and Anacor's commercial operations are included in IH's operating results in our consolidated statements of income, commencing from the acquisition date of September 28, 2016 for Medivation and from the acquisition date of June 24, 2016 for Anacor. As a result, IH's revenues for the third quarter and first nine months of 2016 include three business days of legacy Medivation operations and approximately three months of legacy Anacor operations, which were immaterial.

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

(f)
The EH business, previously known as the Established Products business, encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Infusion Systems, Biosimilars and Pfizer CentreOne and includes all legacy Hospira commercial operations. For additional information about changes impacting EH, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

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

(k)
Infusion Systems include Medication Management Systems products composed of infusion pumps and related software and services, as well as IV Infusion Products, including large volume IV solutions and their associated administration sets.

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

(n)	Includes Eliquis direct sales markets.

*	Calculation not meaningful.
We performed certain reclassifications, primarily between Legacy Established Products and Sterile Injectable Pharmaceuticals, to conform to current period presentation.

Revenues––Selected Product Descriptions

All products have been impacted to some extent by the number of selling days in the first nine months of 2016 compared to the first nine months of 2015; the first nine months of 2016 had four additional selling days in both the U.S. and international markets. This imbalance in selling days will be offset in the fourth quarter of 2016 resulting in essentially the same number of selling days in 2016 as 2015.

•
Prevnar/Prevenar 13 (IH) is our pneumococcal conjugate vaccine for the prevention of pneumococcal disease. Overall, worldwide revenues for Prevnar/Prevenar 13 decreased 2% operationally in the third quarter of 2016, and were relatively flat operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in both the third quarter, and in the first nine months of 2016, compared to the same periods in 2015.

In the U.S., revenues for Prevnar 13 decreased 3% in the third quarter of 2016, compared to the same period in 2015, primarily due to the expected decline in revenues for Prevenar 13 for adults in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter. Revenues in the U.S. increased 1% in the first nine months of 2016, compared to the same period in 2015, primarily driven by the timing of government purchases for the pediatric indication and price increases in both the public and private markets, partially offset by the aforementioned decline of the “catch up” opportunity compared to the same period in 2015. We believe the “catch-up” opportunity (i.e., the opportunity to reach adults aged 65 and older who have not been previously vaccinated with Prevnar 13) in adults in the U.S. will continue to be large given current demographics and aging trends. However, the remaining population of adults aged 65 years and older will require additional effort to capture. As a result, the opportunity will diminish over time as this “catch-up” opportunity becomes fully realized.

Internationally, revenues for Prevenar 13 increased 1% operationally in the third quarter of 2016, compared to the same period in 2015, driven by a modest increase in the uptake for the adult indication in certain markets, and decreased 3% operationally in the first nine months of 2016, compared to the same period in 2015, driven by timing of orders from Gavi, the Vaccine Alliance, as well as in certain emerging markets. Foreign exchange had an unfavorable impact on international revenues of 2% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015.
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
In July 2016, the FDA approved an expanded age indication to include adults 18 through 49 years of age, in addition to the already approved indications for adults 50 years and older, for active immunization for the prevention of pneumonia and invasive disease caused by 13 Streptococcus pneumoniae (S. pneumoniae) serotypes (1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F, and 23F), and for children 6 weeks through 17 years of age (prior to the 18th birthday) for the prevention of invasive disease caused by the 13 Streptococcus pneumoniae strains in the vaccine. Prevenar 13 is now approved in the U.S., the EU and more than 40 other countries for use in adults 18 to 49 years of age. Prevnar 13 is the only pneumococcal vaccine approved across the entire lifespan.
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

•
Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)) is indicated in the U.S. for three neuropathic pain conditions, fibromyalgia and adjunctive therapy for adult patients with partial onset seizures. In certain markets outside the U.S., indications include neuropathic pain (peripheral and central), fibromyalgia, adjunctive treatment of epilepsy and generalized anxiety disorder. Worldwide revenues for Lyrica increased 1% operationally in the third quarter of 2016, and 4% operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2016, and had an unfavorable impact on worldwide revenues of 1% in the first nine months of 2016, compared to the same periods in 2015.

In the U.S., revenues increased 12% in the third quarter of 2016, and 19% in the first nine months of 2016, compared to the same periods in 2015, driven by volume growth and price increases.
Internationally, Lyrica revenues decreased 13% operationally in the third quarter of 2016, and 14% operationally in the first nine months of 2016 compared to the same periods in 2015, primarily due to losses of exclusivity in developed Europe markets, partially offset, in the first nine months of 2016, by operational growth in certain markets, primarily in Japan and Australia. Foreign exchange had a de minimis impact on international revenues in the third quarter of 2016, and had an unfavorable impact on international revenues of 3% in the first nine months of 2016, compared to the same periods in 2015.
Lyrica revenues in our IH segment increased 9% operationally in the third quarter of 2016, and 16% operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had a favorable impact of 1% on Lyrica IH revenues in the third quarter of 2016, and an unfavorable impact of 1% in the first nine months of 2016, compared to the same periods in 2015. In our EH segment, revenues from Lyrica decreased 27% operationally in the third quarter of 2016, and 30% operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had an unfavorable impact of 3% on Lyrica EH revenues in both the third quarter and the first nine months of 2016, compared to the same periods in 2015.

•
Enbrel (IH, outside the U.S. and Canada), indicated for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis, recorded a 12% operational decrease in worldwide revenues, excluding the U.S. and Canada, in the third quarter of 2016, compared to the same period in 2015, primarily due to the impact of the entrance of the first etanercept biosimilar, as well as mandated price reductions across certain markets in Europe. Worldwide revenues, excluding the U.S. and Canada, decreased 2% operationally in the first nine months of 2016, compared to the same period in 2015, primarily due to the impact of the entrance of the first etanercept biosimilar, as well as mandated price reductions across certain markets in Europe, partially offset by stronger demand and price increases in emerging markets, specifically in Latin America. Foreign exchange had an unfavorable impact on revenues of 5% in the third quarter of 2016, and 7% in the first nine months of 2016, compared to the same periods in 2015.

•
Ibrance (IH) was launched in the U.S. in February 2015, and subsequently in certain international markets as a treatment for a certain form of advanced breast cancer. Ibrance recorded worldwide revenues of $550 million in the third quarter of 2016, and $1.5 billion in the first nine months of 2016, nearly all of which were recorded in the U.S. The significant revenues relate to the strength of our scientific/clinical data, continued positive patient experience as well as Ibrance being the only registered product in this class of medicines in any country. Ibrance is currently approved in the U.S. and over 50 other countries with the most recent approval by the EMA on November 9, 2016.

•
Lipitor (EH) is indicated for the treatment of elevated LDL-cholesterol levels in the blood. Lipitor faces generic competition in all major developed markets. Branded Lipitor recorded worldwide revenues of $422 million, or relatively flat operationally in the third quarter of 2016, and $1.3 billion in the first nine months of 2016, or relatively flat operationally, compared to the same periods in 2015. Foreign exchange had an unfavorable impact on worldwide revenues of 7% in the third quarter of 2016, and 8% in the first nine months of 2016, compared to the same periods in 2015.

In the U.S., revenues decreased 33% in the third quarter of 2016 and 6% in the first nine months of 2016, compared to the same periods in 2015, primarily due to lower patient demand.
In our international markets, revenues increased 4% operationally in the third quarter of 2016, and 1% operationally in the first nine months of 2016, compared to the same periods in 2015, driven by strong volume growth in China, partially offset by lower volume in certain emerging markets, primarily in the Middle East, and in developed international markets, and pricing pressures in international markets. Foreign exchange had an unfavorable impact on international revenues of 8% in the third quarter of 2016, and 9% in the first nine months of 2016, compared to the same periods in 2015.

•
Viagra (IH (U.S. and Canada revenues)/EH (all other revenues excluding U.S. and Canada)) is indicated for the treatment of erectile dysfunction. Viagra worldwide revenues decreased 9% operationally in the third quarter of 2016, and 5% operationally in the first nine months of 2016, compared to the same periods in 2015, primarily due to new access constraints and increased rebates. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the third quarter of 2016, and 2% in the first nine months of 2016, compared to the same periods in 2015. Revenues in the U.S. decreased 11% in the third quarter of 2016, and 6% in the first nine months of 2016, compared to the same periods in 2015, primarily reflecting new access constraints, lower patient demand and higher rebates, partially offset by price increases, higher sales to the Department of Veterans Affairs and the Department of Defense and shifts in wholesaler buying patterns. International revenues decreased 3% operationally both in the third quarter and in the first nine months of 2016, compared to the same periods in 2015, primarily from lower volumes in China and in developed international markets. Foreign exchange had an unfavorable impact on international revenues of 5% in the third quarter of 2016, and 7% in the first nine months of 2016, compared to the same periods in 2015.

Viagra revenues in our IH segment decreased 11% operationally in the third quarter of 2016 and 6% operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had a de minimis impact on Viagra IH revenues in the third quarter and in the first nine months of 2016, compared to the same periods in 2015. In our EH segment, revenues from Viagra decreased 3% operationally in the third quarter of 2016, and 4% operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had an unfavorable impact of 5% on Viagra EH revenues in the third quarter of 2016, and an unfavorable impact of 7% in the first nine months of 2016, compared to the same periods in 2015.

•
Sutent (IH) is indicated for the treatment of advanced renal cell carcinoma, including mRCC; GIST after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues decreased 6% operationally in the third quarter of 2016, compared to the same period in 2015, primarily due to competitive pressures, cost containment measures and timing of shipments to certain emerging markets. Sutent worldwide revenues increased 5% operationally in the first nine months of 2016, compared to the same period in 2015, primarily due to price increases in the U.S., as well as strong demand across geographies in the first half of the year. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015.

•
Our Premarin family of products (EH) helps women address moderate-to-severe menopausal symptoms. Premarin worldwide revenues decreased 7% operationally in the third quarter of 2016, and were relatively flat operationally in the first nine months of 2016, compared to the same periods in 2015. Revenues in the U.S. decreased 7% in the third quarter of 2016, compared to the same period in 2015, primarily driven by prescription volume declines and lower market growth, partially offset by favorable pricing. Revenues in the U.S. increased 1% in the first nine months of 2016 compared to the same period in 2015, primarily driven by price increases, partially offset by prescription volume declines and lower market growth.

•
Norvasc (EH) is indicated for the treatment of hypertension. Norvasc worldwide revenues increased 1% operationally in the third quarter of 2016, and were relatively flat operationally in the first nine months of 2016, compared to the same periods in 2015. Results for the third quarter of 2016 were primarily impacted by strong demand in China, partially offset by generic erosion in Japan and volume declines in certain emerging markets, primarily in the Middle East. Results for the first nine months of 2016 were primarily impacted by generic erosion in Japan, offset by strong demand in China. Foreign exchange had an unfavorable impact on worldwide revenues of 2% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015.

•
Xeljanz (IH) is approved for use as a second-line therapy for the treatment of adult patients with moderate to severe active rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate and is available in 50 markets including the U.S., Japan, Australia, Turkey, Canada, Switzerland and Brazil. Xeljanz worldwide revenues increased 86% operationally in the third quarter of 2016, and 87% operationally in the first nine months of 2016, compared to the same periods in 2015. In the U.S., Xeljanz revenues increased 79% in both the third quarter and in the first nine months of 2016, compared to the same periods in 2015, driven by increased adoption among rheumatologists and growing awareness among patients as well as price increases.

Xeljanz recorded international revenues of $32 million in the third quarter of 2016 and $82 million in the first nine months of 2016. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the third quarter of 2016 and 2% in the first nine months of 2016, compared to the same periods in 2015.

•
Chantix/Champix (IH) is approved as an aid to smoking-cessation treatment in adults 18 years of age and older in multiple markets worldwide. Worldwide revenues increased 24% operationally in the third quarter of 2016, and 30% operationally in the first nine months of 2016, compared to the same periods in 2015. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2016, and an unfavorable impact on worldwide revenues of 2% in the first nine months of 2016, compared to the same periods in 2015.

In the U.S., Chantix revenues increased 38% in the third quarter of 2016, and 47% in the first nine months of 2016, compared to the same periods in 2015, primarily due to price increases, increased demand due to more effective branded direct-to-consumer campaigns and continued expansion of unrestricted managed care coverage.
Internationally, Champix revenues decreased 1% operationally in the third quarter of 2016, compared to the same period in 2015, primarily due to prescription market contraction due to electronic cigarette uptake and wholesaler buying patterns in the U.K., partially offset by demand in South Korea driven by reforms to the government sponsored smoking cessation subsidy program. Internationally, Champix revenues increased 3% operationally in the first nine months of 2016, compared to the same period in 2015, primarily due to growth in South Korea (driven by reforms to the government sponsored smoking cessation subsidy program), Spain and the Netherlands, partially offset by the timing of government purchases in Turkey. Foreign exchange had a de minimis impact on international revenues in the third quarter of 2016, and an unfavorable impact on international revenues of 5% in the first nine months of 2016, compared to the same periods in 2015.
In September 2016, a joint meeting of the FDA’s Psychopharmacologic Drugs Advisory Committee and Drug Safety Risk Management Advisory Committee reviewed data from EAGLES (Evaluating Adverse Events in a Global Smoking Cessation Study) evaluating the neuropsychiatric safety of Chantix. The Committees recommended by a majority vote to remove the boxed warning regarding serious neuropsychiatric adverse events from the Chantix labeling. The role of the Advisory Committees is to provide recommendations to the FDA; however, the FDA makes the final labeling decisions. Earlier this year, Pfizer submitted to the FDA a supplemental New Drug Application (sNDA) requesting updates to the Chantix labeling based on the safety and efficacy outcomes of EAGLES. In addition to requesting removal of the boxed warning, Pfizer proposed retaining the Warnings and Precautions section in the labeling regarding serious neuropsychiatric events occurring in patients attempting to quit smoking and updating it with EAGLES data.

•
Celebrex (EH) is indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain other markets. Celebrex recorded an 8% operational decrease in worldwide revenues in the third quarter of 2016, and an 11% operational decrease in worldwide revenues in the first nine months of 2016, compared to the same periods in 2015, primarily driven by the loss of exclusivity and associated generic competition in the U.S. and most developed international markets, partially offset by growth in China and other emerging markets. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2016, and an unfavorable impact on worldwide revenues of 3% in the first nine months of 2016, compared to the same periods in 2015.

Internationally, Celebrex revenues increased 1% operationally in the third quarter of 2016, compared to the same period in 2015, primarily driven by growth in China and other emerging markets, primarily in the Middle East. Internationally, revenues decreased 6% operationally in the first nine months of 2016, compared to the same period in 2015, driven by the loss of exclusivity and launch of multi-source generic competition in most developed markets, partially offset by volume growth in China and other emerging markets. Foreign exchange had an unfavorable impact on international revenues of 1% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015.

•
Pristiq (EH) is indicated for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been indicated for treatment of moderate-to-severe vasomotor symptoms associated with menopause in certain international markets. Worldwide revenues for Pristiq decreased 5% operationally in the third quarter of 2016, compared to the same period in 2015, primarily due to lower U.S. volumes partially offset by favorable pricing. Worldwide revenues for Pristiq increased 7% operationally in the first nine months of 2016, compared to the same period in 2015, primarily due to growth in the U.S. driven by favorable pricing. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the third quarter of 2016, and 2% in the first nine months of 2016, compared to the same periods in 2015.

•
BeneFIX and ReFacto AF/Xyntha (IH) are recombinant hemophilia products that assist patients with their lifelong hemophilia bleeding disorders. BeneFIX worldwide revenues decreased 9% operationally in the third quarter of 2016, and 1% operationally in the first nine months of 2016, compared to the same periods in 2015, primarily as a result of erosion of market share in the U.S. and certain Middle East and European countries due to the launch of new extended half-life treatment options. Foreign exchange had an unfavorable impact on worldwide revenues of 1% in the third quarter of 2016 and 2% in the first nine months of 2016, compared to the same periods in 2015.

ReFacto AF/Xyntha recorded an 11% operational increase in worldwide revenues in the third quarter of 2016, compared to the same period in 2015, driven by increased product demand primarily across various international markets. ReFacto AF/Xyntha recorded an 8% operational increase in the first nine months of 2016, compared to the same period in 2015, largely due to product demand across Europe and certain other international markets. Foreign exchange had an unfavorable impact on worldwide revenues of 3% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015.

•
Xalkori (IH) is indicated for the treatment of patients with locally advanced or metastatic NSCLC that is ALK-positive or ROS1-positive. Xalkori worldwide revenues increased 15% operationally in the third quarter of 2016, and 20% operationally in the first nine months of 2016, compared to the same periods in 2015, as a result of a steady increase in diagnostic rates for the ALK gene mutation across key markets, which has led to more patients being treated, and price increases in the U.S. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2016, and an unfavorable impact on worldwide revenues of 2% in the first nine months of 2016, compared to the same periods in 2015.

•
Zyvox (EH) is used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues decreased 41% operationally in the third quarter of 2016, and 48% operationally in the first nine months of 2016, compared to the same periods in 2015, due to generic competition in the U.S. and developed international markets and corresponding pricing pressures. Zyvox revenues in emerging markets increased 13% operationally in the third quarter of 2016, compared to the same period in 2015, primarily driven by growth in China and certain emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues of 3% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015.

•
Inlyta (IH) is indicated for the treatment of patients with advanced RCC after failure of a prior systemic treatment. Worldwide revenues decreased 11% operationally in the third quarter of 2016, and 1% operationally in the first nine months of 2016, compared to the same periods in 2015, primarily due to increased competition due to new entrants in the second line market primarily in the U.S., offsetting the growth in certain emerging markets, particularly in China, following the launch in the third quarter of 2015, as well as Argentina. Foreign exchange had a 1% favorable impact on worldwide revenues in the third quarter of 2016, and a 1% unfavorable impact on worldwide revenues in the first nine months of 2016, compared to the same periods in 2015.

•	Alliance revenues (IH/EH) increased 18% operationally in the third quarter of 2016, and 31% operationally in the first nine months of 2016, compared to the same periods in 2015, mainly due to:

◦	an increase in Eliquis alliance revenues due to increased market share, partially offset by:

◦
the year-end 2015 expiry of the collaboration agreement to co-promote Rebif in the U.S., which resulted in a decrease of approximately $120 million in the third quarter of 2016, and approximately $260 million in the first nine months of 2016, compared to the same periods in 2015.

Foreign exchange had a favorable impact on alliance revenues of 2% in the third quarter of 2016, and a de minimis impact on alliance revenues in the first nine months of 2016, compared to the same periods in 2015.

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
Eliquis utilization and adoption continues to expand across key markets. Over 4 million patients already have been prescribed Eliquis. It is now the number one prescribed NOAC among cardiologists in the U.S. Japan and several European countries.

•
Xtandi (enzalutamide) (IH) is being developed and commercialized through a collaboration between Pfizer and Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. Pfizer and Astellas also share certain development and other collaboration expenses and Pfizer receives tiered royalties as a percentage of international Xtandi net sales. Xtandi is approved for the following indications:

◦	treatment of patients with metastatic castration-resistant prostate cancer (mCRPC) in the U.S., Europe and many other countries worldwide; and

◦	treatment of patients with castration-resistant prostate cancer (CRPC) in Japan.
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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research primarily focuses on six high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; cardiovascular and metabolic diseases; oncology; vaccines; neuroscience and pain; and rare diseases. Another area of focus is biosimilars, which are being developed by our EH R&D organization. For additional information about the new EH R&D organization, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Commercial Operations” section of this MD&A.

A comprehensive update of Pfizer’s development pipeline was published on November 1, 2016 and is available at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for candidates from Phase 2 through registration.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Troxyca (oxycodone HCI/ naltrexone/HCI)	Extended-release capsules for the management of pain severe enough to require daily, around-the-clock long-term opioid treatment and for which alternative treatment options are inadequate	August 2016
Xalkori (Crizotinib)	Treatment of patients with ROS1-positive metastatic non-small cell lung cancer	March 2016
Xeljanz (Tofacitinib)	Extended-release 11mg tablets for the once-daily treatment of moderate to severe rheumatoid arthritis in patients who have had an inadequate response or intolerance to methotrexate	February 2016
Ibrance (Palbociclib)	Treatment of HR+, HER2- advanced or metastatic breast cancer in combination with fulvestrant in women with disease progression following endocrine therapy	February 2016

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Crisaborole (PF-06930164)	A non-steroidal topical anti-inflammatory PDE-4 inhibitor for the treatment of mild-to-moderate atopic dermatitis	March 2016
Retacrit(a)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
Tafamidis meglumine(b)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

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

(\b)
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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Ibrance (Palbociclib)	Approval in the EU for palbociclib in combination with endocrine therapy for the treatment of HR+, HER2- advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	November 2016	—
Ibrance (Palbociclib)	Application filed in Japan for palbociclib in combination with endocrine therapy for the treatment of inoperable or recurrent breast cancer	—	October 2016
Avelumab (PF-06834635) (MSB0010718C)	Application filed in the EU for the treatment of metastatic Merkel cell carcinoma	—	October 2016
Xalkori (Crizotinib)	Approval in the EU for the treatment of ROS1-positive non-small cell lung cancer	August 2016	—
Xalkori (Crizotinib)	Application filed in Japan for the treatment of ROS1-positive non-small cell lung cancer	—	August 2016
Inotuzumab ozogamicin	Application filed in the EU for the treatment of acute lymphoblastic leukemia	—	May 2016
Trumenba	Application filed in the EU for a prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	—	May 2016
Xeljanz (Tofacitinib)	Application filed in the EU for the treatment of patients with moderate to severe rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate	—	March 2016
Eliquis (Apixaban)(a)	Approval in Japan for the treatment and prevention of recurrence of venous thromboembolism (DVT and PE)	December 2015	—
Xalkori (Crizotinib)	Approval in the EU for first line treatment of ALK-positive non-small cell lung cancer	November 2015	—

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bosulif (Bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (Axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group
Ibrance (Palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (Palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Lyrica (Pregabalin)	CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma
Xtandi (Enzalutamide)	Treatment of non-metastatic castrate resistant prostate cancer
Xtandi (Enzalutamide)	Treatment of non-metastatic high risk hormone-sensitive prostate cancer
Xtandi (Enzalutamide)	Treatment of metastatic hormone sensitive prostate cancer
Xtandi (Enzalutamide)	Treatment of triple negative breast cancer
Xeljanz (Tofacitinib)	Treatment of ulcerative colitis
Xeljanz (Tofacitinib)	Treatment of psoriatic arthritis
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
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

Ertugliflozin	An oral SGLT2 inhibitor for the treatment of type 2 diabetes, which is being developed in collaboration with Merck & Co., Inc.
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of acute lymphoblastic leukemia (ex-EU)
PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO Health, Inc.
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(c)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(d)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(e)	A potential biosimilar to Humira® (adalimumab)
Rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of patients with germline breast cancer susceptibility gene BRCA mutated advanced breast cancer
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

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

In November 2016, we announced the discontinuation of the global clinical development program for bococizumab, our investigational Proprotein Convertase Subtilisin Kexin type 9 inhibitor (PCSK9i).
Inflectra™

In 2009, Hospira entered into an agreement to develop and market certain biosimilar molecules with Celltrion Inc. and Celltrion Healthcare, Co., Ltd. (collectively, Celltrion) including Inflectra™ (infliximab) for patients with autoimmune diseases. In Europe, Inflectra has now launched in 38 markets. Celltrion possesses the right to commercialize its infliximab product under the brand name Remsima™ in the same European markets as Hospira. We have exclusive commercialization rights from Celltrion to its infliximab product in the U.S., Canada and certain other territories. In December 2014, Hospira launched Inflectra in Canada. In April 2016, the FDA approved Inflectra (infliximab-dyyb) across all eligible indications of the reference product, Remicade® (infliximab). In October 2016, we announced that we will begin shipping Inflectra to wholesalers in the U.S. in late November 2016. Patent litigation associated with Inflectra is ongoing, in which Janssen and New York University allege that the marketing of Inflectra in the U.S. would infringe one or more patents. If an appellate court ultimately holds such patents are valid and infringed, we could be liable for patent infringement damages, including the possibility of owing Janssen its lost profits, and/or a requirement to cease selling Inflectra in the

U.S. during the term of one or more of the valid, infringed patents. Inflectra has also been approved in other certain markets, where we will market it under the brand name Remsima™.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.
COSTS AND EXPENSES

Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Cost of sales	$3,085	$2,219	39	$9,111	$6,238	46
As a percentage of Revenues	23.6%	18.4%		23.2%	17.9%
Cost of sales increased 39% in the third quarter of 2016 and 46% in the first nine months of 2016, compared to the same periods in 2015, primarily due to:

•	the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter and first nine months of 2015; and

•	the unfavorable impact of foreign exchange of 9% in the third quarter of 2016 and 6% in the first nine months of 2016.
The increase in Cost of sales as a percentage of revenues in the third quarter of 2016, compared to the same period in 2015, was primarily due to:

•
an unfavorable change in product mix due to (i) the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter of 2015, with products that carry a higher cost; and (ii) the impact of losses of exclusivity on products which formerly had a higher gross margin;

•	an increase in royalty expense; and

•	the unfavorable impact of foreign exchange,
partially offset by:

•	a favorable change in product mix related to legacy Pfizer products, excluding losses of exclusivity.
The increase in Cost of sales as a percentage of revenues in the first nine months of 2016, compared to the same period in 2015, was primarily due to:

•
an unfavorable change in product mix due to (i) the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the first nine months of 2015,with products that carry a higher cost, as well as the impact of acquired Hospira inventory which is measured at fair value on the acquisition date and amortized over the turn of the related inventory; and (ii) the impact of losses of exclusivity on products which formerly had a higher gross margin; and

•	the unfavorable impact of foreign exchange,
partially offset by:

•	a favorable change in product mix related to legacy Pfizer products, excluding losses of exclusivity.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Selling, informational and administrative expenses	$3,559	$3,270	9	$10,414	$9,761	7
As a percentage of Revenues	27.3%	27.1%		26.6%	28.0%
SI&A expenses increased 9% in the third quarter of 2016 compared to the same period in 2015, primarily due to:

•	increased investments to support certain recently launched products and other in-line biopharmaceutical products; and

•	the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter of 2015, partially offset by:

•	the favorable impact of foreign exchange of 2% in the third quarter of 2016; and

•	lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives.
SI&A expenses increased 7% in the first nine months of 2016 compared to the same period in 2015, primarily due to:

•	an increase in the allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor;

•	the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the first nine months of 2015; and

•	increased investments to support certain recently launched products and other in-line biopharmaceutical products, partially offset by:

•	the favorable impact of foreign exchange of 3% in the first nine months of 2016; and

•	lower field force, advertising and promotional expenses, reflecting the benefits of cost-reduction and productivity initiatives.
Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Research and development expenses	$1,881	$1,722	9	$5,360	$5,342	—
As a percentage of Revenues	14.4%	14.2%		13.7%	15.3%

R&D expenses increased 9% in the third quarter of 2016, compared to the same period in 2015, primarily due to:

•	increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA; and

•
the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter of 2015, and increased investment in legacy Hospira biosimilar and sterile injectable development programs, partially offset by:

•
development funding of $93 million under which we had an obligation to perform contractual services related to certain clinical trials of bococizumab, Ibrance and rivipansel (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Research and Development and Collaborative Arrangements).

R&D expenses were relatively flat in the first nine months of 2016, compared to the same period in 2015, primarily due to:

•	the non-recurrence of the $295 million upfront payment to OPKO in the first quarter of 2015 associated with a worldwide development and commercialization agreement; and

•
development funding of $199 million under which we had an obligation to perform contractual services related to certain clinical trials of bococizumab, Ibrance and rivipansel (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Research and Development and Collaborative Arrangements),

offset by:

•
the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter of 2015, and increased investment in legacy Hospira biosimilar and sterile injectable development programs;

•	increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA; and

•	increased investments in certain late-stage pipeline programs, including bococizumab for which we announced the discontinuation of our global clinical development program in November 2016.

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
For additional information by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Amortization of intangible assets	$968	$937	3	$2,934	$2,748	7
As a percentage of Revenues	7.4%	7.7%		7.5%	7.9%
Amortization of intangible assets increased 3% in the third quarter of 2016 and 7% in the first nine months of 2016, compared to the same periods in 2015, primarily due to purchase accounting charges of approximately $126 million pre-tax in the third quarter of 2016 and $383 million pre-tax for the first nine months of 2016 related to the identifiable intangible assets acquired from Hospira, partially offset by assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Restructuring charges and certain acquisition-related costs	$531	$581	(9)	$988	$727	36
Total additional depreciation—asset restructuring	47	24	97	151	71	*
Total implementation costs	78	42	83	202	135	49
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$655	$647	1	$1,341	$933	44

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

*	Calculation not meaningful.

Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $404 million in the third quarter of 2016 and $574 million for the first nine months of 2016 for employee termination costs, exit costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as our acquisitions of Hospira and Medivation; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $54 million in the third quarter of 2016, most of which are directly related to our acquisition of Medivation in September 2016, and $114 million for the first nine months of 2016, most of which are directly related to our acquisitions of Medivation and Anacor, as well as costs associated with our terminated transaction with Allergan; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes of $73 million in the third quarter of 2016, primarily related to our acquisition of Hospira and $300 million for the first nine months of 2016, primarily related to our acquisition of Hospira and the terminated transaction with Allergan. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million for full-year 2015 associated with the return of acquired in-process research and development rights), incurred for up to a three-year period post-acquisition.

In early 2014, we announced that we would be incurring costs in 2014-2016 related to new programs: our new global commercial structure reorganization and additional cost-reduction/productivity initiatives. We also have an ongoing manufacturing plant network rationalization and optimization initiative underway. For information about these programs and expected total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. The expected cumulative ongoing annual cost savings associated with the above-mentioned programs (but not including expected cost savings associated with the Hospira acquisition), are estimated to be approximately $3 billion. These savings will be recognized, for the most part, through the end of 2016. However, savings from charges incurred in the last half of 2016 are expected to largely occur in 2017.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Other (income)/deductions––net	$1,417	$661	*	$2,815	$670	*

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Provision for taxes on income	$284	$567	(50)	$1,194	$2,178	(45)
Effective tax rate on continuing operations	17.7%	21.0%		15.8%	23.4%
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2016 and 2015 below.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Pharmacia (acquired in 2003), Wyeth (acquired in 2009), King (acquired in 2011), Hospira (acquired in 2015), Anacor (acquired in June 2016) and Medivation (acquired in September 2016), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, and to a much lesser extent, depreciation related to the increase/decrease in fair value of the acquired fixed assets (primarily manufacturing facilities), amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

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

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended October 2, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,045	$—	$—	$—	$—	$13,045
Cost of sales	3,085	(32)	(3)	—	(93)	2,957
Selling, informational and administrative expenses	3,559	(5)	—	—	(23)	3,531
Research and development expenses	1,881	—	—	—	(8)	1,873
Amortization of intangible assets	968	(936)	—	—	—	32
Restructuring charges and certain acquisition-related costs	531	—	(277)	—	(254)	—
Other (income)/deductions––net	1,417	6	—	—	(1,590)	(168)
Income from continuing operations before provision for taxes on income	1,604	966	280	—	1,969	4,819
Provision for taxes on income(b)	284	366	73	—	370	1,094
Income from continuing operations	1,320	600	207	—	1,599	3,726
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to Pfizer Inc.	1,320	600	207	—	1,599	3,726
Earnings per common share attributable to Pfizer Inc.––diluted	0.21	0.10	0.03	—	0.26	0.61

	Nine Months Ended October 2, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$39,196	$—	$—	$—	$—	$39,196
Cost of sales	9,111	(284)	(3)	—	(240)	8,584
Selling, informational and administrative expenses	10,414	(13)	—	—	(59)	10,342
Research and development expenses	5,360	1	—	—	(24)	5,336
Amortization of intangible assets	2,934	(2,841)	—	—	—	94
Restructuring charges and certain acquisition-related costs	988	—	(595)	—	(393)	—
Other (income)/deductions––net	2,815	33	—	—	(3,395)	(547)
Income from continuing operations before provision for taxes on income	7,575	3,103	598	—	4,112	15,388
Provision for taxes on income(b)	1,194	962	47	—	1,377	3,581
Income from continuing operations	6,380	2,141	550	—	2,735	11,807
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	6,355	2,141	550	—	2,735	11,782
Earnings per common share attributable to Pfizer Inc.––diluted	1.03	0.35	0.09	—	0.44	1.91
See end of tables for notes (a) and (b).

	Three Months Ended September 27, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,087	$—	$—	$—	$—	$12,087
Cost of sales	2,219	(87)	(12)	—	(13)	2,108
Selling, informational and administrative expenses	3,270	—	—	—	6	3,276
Research and development expenses	1,722	2	—	—	1	1,725
Amortization of intangible assets	937	(904)	—	—	—	33
Restructuring charges and certain acquisition-related costs	581	—	(529)	—	(52)	—
Other (income)/deductions––net	661	28	—	—	(779)	(90)
Income from continuing operations before provision for taxes on income	2,697	960	541	—	837	5,035
Provision for taxes on income(b)	567	271	167	—	294	1,298
Income from continuing operations	2,130	689	374	—	543	3,736
Discontinued operations––net of tax	8	—	—	(8)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	2,130	689	374	(8)	543	3,728
Earnings per common share attributable to Pfizer Inc.––diluted	0.34	0.11	0.06	—	0.09	0.60

	Nine Months Ended September 27, 2015
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$34,804	$—	$—	$—	$—	$34,804
Cost of sales	6,238	(89)	(37)	—	(73)	6,037
Selling, informational and administrative expenses	9,761	2	—	—	(37)	9,726
Research and development expenses	5,342	5	—	—	(12)	5,334
Amortization of intangible assets	2,748	(2,648)	—	—	—	100
Restructuring charges and certain acquisition-related costs	727	—	(594)	—	(133)	—
Other (income)/deductions––net	670	33	—	—	(1,113)	(410)
Income from continuing operations before provision for taxes on income	9,319	2,698	631	—	1,369	14,017
Provision for taxes on income(b)	2,178	770	191	—	406	3,545
Income from continuing operations	7,141	1,928	440	—	962	10,472
Discontinued operations––net of tax	14	—	—	(14)	—	—
Net income attributable to noncontrolling interests	23	—	—	—	—	23
Net income attributable to Pfizer Inc.	7,132	1,928	440	(14)	962	10,449
Earnings per common share attributable to Pfizer Inc.––diluted	1.14	0.31	0.07	—	0.15	1.67

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 22.7% in the third quarter of 2016, compared with 25.8% in the third quarter of 2015. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as an increase in tax benefits associated with the U.S. R&D tax credit, which was not in effect in the prior year quarter but was permanently extended on December 18, 2015, partially offset by a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations. The effective tax rate on Non-GAAP Adjusted income was 23.3% in the first nine months of 2016, compared with 25.3% in the first nine months of 2015. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as an increase in tax benefits associated with the U.S. R&D tax credit, which was not in effect in the first nine months of the prior year but was permanently extended on December 18, 2015, partially offset by a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Purchase accounting adjustments
Amortization, depreciation and other(a)	$934	$873	$2,819	$2,609
Cost of sales	32	87	284	89
Total purchase accounting adjustments––pre-tax	966	960	3,103	2,698
Income taxes(b)	(366)	(271)	(962)	(770)
Total purchase accounting adjustments––net of tax	600	689	2,141	1,928
Acquisition-related costs
Restructuring charges(c)	150	417	181	422
Transaction costs(c)	54	64	114	70
Integration costs(c)	73	48	300	102
Additional depreciation––asset restructuring(d)	3	12	3	37
Total acquisition-related costs––pre-tax	280	541	598	631
Income taxes(e)	(73)	(167)	(47)	(191)
Total acquisition-related costs––net of tax	207	374	550	440
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	(8)	—	(14)
Certain significant items
Restructuring charges(g)	254	52	393	133
Implementation costs and additional depreciation––asset restructuring(h)	122	55	350	169
Certain legal matters, net(i)	(40)	—	506	92
Impairment on remeasurement of HIS net assets(i)	1,422	—	1,422	—
Certain asset impairments(i)	126	633	1,073	633
Business and legal entity alignment costs(j)	69	60	180	224
Other(k)	17	36	189	117
Total certain significant items––pre-tax	1,969	837	4,112	1,369
Income taxes(l)	(370)	(294)	(1,377)	(406)
Total certain significant items––net of tax	1,599	543	2,735	962
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$2,406	$1,598	$5,426	$3,317

(a)	Included primarily in Amortization of intangible assets.

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

(d)	Included in Cost of sales. Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The nine months ended October 2, 2016 were unfavorably impacted by the remeasurement of certain deferred tax liabilities resulting from plant network restructuring activities.

(f)	Included in Discontinued operations––net of tax. For the three and nine months ended September 27, 2015, represents post-close adjustments.

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

For the three months ended October 2, 2016, virtually all included in Cost of sales ($89 million), Selling, informational and administrative expenses ($23 million) and Research and development expenses ($8 million). For the three months ended September 27, 2015, virtually all included in Cost of sales ($34 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($3 million). For the nine months ended October 2, 2016, virtually all included in Cost of sales ($269 million), Selling, informational and administrative expenses ($56 million) and Research and development expenses ($22 million). For the nine months ended September 27, 2015, virtually all included in Cost of sales ($95 million), Selling, informational and administrative expenses ($55 million) and Research and development expenses ($16 million).

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

(k)
In the third quarter of 2016, included in Cost of sales ($4 million) and Other (income)/deductions––net ($13 million). For the third quarter of 2015, included in Cost of sales ($21 million income), Selling, informational and administrative expenses ($22 million income), Research and development expenses ($4 million income) and Other (income)/deductions––net ($84 million). For the first nine months of 2016, included in Cost of sales ($29 million income), Selling, informational and administrative expenses ($3 million), Research and development expenses ($2 million) and Other (income)/deductions––net ($213 million). For the first nine months of 2015, included in Cost of sales ($21 million income), Selling, informational and administrative expenses ($19 million income), Research and development expenses ($4 million income) and Other (income)/deductions––net ($161 million).

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The third quarter of 2016 was unfavorably impacted by the tax effects of an impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets. The first nine months of 2016 were favorably impacted by benefits related to the final resolution of an agreement in principle reached in February 2016 and finalized in April 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position, as well as benefits associated with our Venezuela operations, partially offset by the unfavorable tax effects of an impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets.

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

Effective as of the beginning of 2016, the following changes impact EH:

•
Our entire contract manufacturing business, Pfizer CentreOne (previously known as Pfizer CentreSource or PCS), is part of EH. Pfizer CentreOne consists of (i) the revenues and expenses of legacy Pfizer's contract manufacturing and active pharmaceutical ingredient sales operation, including the revenues and expenses related to our manufacturing and supply agreements with Zoetis; and (ii) the revenues and expenses of legacy Hospira's One-2-One sterile injectables contract manufacturing operation, which has been included in EH since we acquired Hospira on September 3, 2015. Prior to 2016, PCS was managed outside our operating segments as part of PGS and reported as "Other Business Activities". We have reclassified prior period PCS operating results ($116 million of PCS revenues and $15 million of PCS earnings in the third quarter of 2015, and $360 million of PCS revenues and $66 million of PCS earnings in the first nine months of 2015) to conform to the current period presentation as part of EH.

•
In connection with the formation of a new EH R&D organization, certain functions transferred from Pfizer’s WRD organization to the new EH R&D organization. The new R&D organization within EH expects to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. We have reclassified approximately $68 million of costs in the third quarter of 2015 and $202 million of costs in the first nine months of 2015 from WRD to EH to conform to the current period presentation as part of EH.

Effective as of the beginning of the second quarter of 2016, the following changes impact IH:

•
In connection with the formation of the GPD organization, a new unified center for late-stage development for our innovative products, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs in the first quarter of 2016, approximately $77 million of costs in the third quarter of 2015 and approximately $223 million of costs in the first nine months of 2015 from IH to GPD to conform to the current period presentation as part of GPD.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Third Quarter of 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,332	$5,712	$—	$13,045	$—	$13,045
Cost of sales	1,039	1,546	372	2,957	128	3,085
% of revenue	14.2%	27.1%	*	22.7%	*	23.6%
Selling, informational and administrative expenses	1,647	813	1,071	3,531	28	3,559
Research and development expenses	671	292	911	1,873	8	1,881
Amortization of intangible assets	25	7	—	32	936	968
Restructuring charges and certain acquisition-related costs	—	—	—	—	531	531
Other (income)/deductions––net	(237)	(73)	142	(168)	1,584	1,417
Income from continuing operations before provision for taxes on income	$4,187	$3,128	$(2,496)	$4,819	$(3,215)	$1,604
See end of tables for notes (a) through (d).

	Nine Months Ended October 2, 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$21,471	$17,725	$—	$39,196	$—	$39,196
Cost of sales	2,930	4,677	977	8,584	527	9,111
% of revenue	13.6%	26.4%	*	21.9%	*	23.2%
Selling, informational and administrative expenses	4,947	2,435	2,960	10,342	72	10,414
Research and development expenses	1,815	876	2,645	5,336	23	5,360
Amortization of intangible assets	74	20	—	94	2,841	2,934
Restructuring charges and certain acquisition-related costs	—	—	—	—	988	988
Other (income)/deductions––net	(764)	(267)	484	(547)	3,362	2,815
Income from continuing operations before provision for taxes on income	$12,470	$9,985	$(7,066)	$15,388	$(7,813)	$7,575

	Third Quarter of 2015
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$6,752	$5,335	$—	$12,087	$—	$12,087
Cost of sales	876	1,159	74	2,108	111	2,219
% of revenue	13.0%	21.7%	*	17.4%	*	18.4%
Selling, informational and administrative expenses	1,524	799	953	3,276	(7)	3,270
Research and development expenses	558	241	926	1,725	(3)	1,722
Amortization of intangible assets	23	10	—	33	904	937
Restructuring charges and certain acquisition-related costs	—	—	—	—	581	581
Other (income)/deductions––net	(247)	(54)	211	(90)	751	661
Income from continuing operations before provision for taxes on income	$4,018	$3,181	$(2,164)	$5,035	$(2,337)	$2,697

	Nine Months Ended September 27, 2015
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$19,120	$15,683	$—	$34,804	$—	$34,804
Cost of sales	2,579	3,203	255	6,037	200	6,238
% of revenue	13.5%	20.4%	*	17.3%	*	17.9%
Selling, informational and administrative expenses	4,546	2,343	2,837	9,726	35	9,761
Research and development expenses	1,873	660	2,801	5,334	7	5,342
Amortization of intangible assets	70	30	—	100	2,648	2,748
Restructuring charges and certain acquisition-related costs	—	—	—	—	727	727
Other (income)/deductions––net	(778)	(93)	461	(410)	1,080	670
Income from continuing operations before provision for taxes on income	$10,831	$9,540	$(6,354)	$14,017	$(4,698)	$9,319

(a)
Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment. On September 3, 2015, we acquired Hospira. Commencing from the acquisition date, our condensed consolidated statement of income includes the operating results of Hospira. As a result, legacy Hospira commercial operations, including the legacy Hospira One-2-One contract manufacturing business, are included in EH’s operating results in our condensed consolidated statements of income for the third quarter and first nine months of 2016. In accordance with our domestic and international reporting periods, our consolidated statements of income for the third quarter and first nine months of 2015 reflect only one month of legacy Hospira U.S. operations but no financial results from legacy Hospira international operations. Additionally, Medivation’s and Anacor's commercial operations are included in IH's operating results in our consolidated statements of income, commencing from the acquisition date of September 28, 2016 for Medivation and from the acquisition date of June 24, 2016 for Anacor. As a result, IH's operating results for the third quarter and first nine months of 2016 include three business days of legacy Medivation operations and approximately three months of legacy Anacor operations, which were all immaterial. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Third Quarter of 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	104	268	372
Selling, informational and administrative expenses	—	1	32	1,041	(3)	1,071
Research and development expenses	575	172	1	168	(5)	911
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	5	—	—	191	(54)	142
Loss from continuing operations before provision for taxes on income	$(580)	$(173)	$(33)	$(1,504)	$(206)	$(2,496)

	Nine Months Ended October 2, 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	194	783	977
Selling, informational and administrative expenses	—	1	93	2,817	48	2,960
Research and development expenses	1,629	487	—	522	6	2,645
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(22)	—	—	590	(83)	484
Loss from continuing operations before provision for taxes on income	$(1,608)	$(488)	$(94)	$(4,123)	$(753)	$(7,066)

	Third Quarter of 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	29	44	74
Selling, informational and administrative expenses	—	—	34	905	14	953
Research and development expenses	526	163	7	223	7	926
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(15)	—	—	219	8	211
Loss from continuing operations before provision for taxes on income	$(510)	$(163)	$(41)	$(1,376)	$(73)	$(2,164)

	Nine Months Ended September 27, 2015
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Medical(iii)	Corporate(iv)	Other Unallocated(v)	Total
Revenues	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	77	178	255
Selling, informational and administrative expenses	—	—	88	2,712	37	2,837
Research and development expenses	1,611	467	20	683	20	2,801
Amortization of intangible assets	—	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—	—
Other (income)/deductions––net	(59)	—	—	476	44	461
Loss from continuing operations before provision for taxes on income	$(1,552)	$(467)	$(108)	$(3,949)	$(278)	$(6,354)

(i)
WRD—the research and development expenses managed by our WRD organization, which is generally responsible for research projects for our IH business until proof-of-concept is achieved and then for transitioning those projects to the IH segment via the newly formed GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including EH R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities. In connection with the formation of the new EH R&D organization, certain functions transferred from WRD to the new EH R&D organization. We have reclassified approximately $68 million of costs in the third quarter of 2015 and $202 million of costs in the first nine months of 2015 from WRD to EH to conform to the current period presentation as part of EH. Also, in connection with the formation of the new GPD organization, beginning in the second quarter of 2016, certain development-related functions transferred from WRD to GPD. See note (ii) below for additional information.

(ii)
GPD––the costs associated with our newly formed GPD organization, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects. In connection with the formation of the GPD organization, certain development-related functions transferred from WRD and IH to GPD. We have reclassified costs of approximately $78 million from WRD and $76 million from IH in the first quarter of 2016, approximately $86 million from WRD and $77 million from IH in the third quarter of 2015 and approximately $244 million from WRD and $223 million from IH in the first nine months of 2015 to GPD to conform to the current period presentation as part of GPD.

(iii)
Medical—the costs associated with our Pfizer Medical organization, which is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations.

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

Although we typically provide qualitative information about our Other costs on an annual basis, updated estimates are provided in the first nine months of 2016, reflecting:(i) the reorganization of our IH business; (ii) the transfer of certain WRD functions to EH; and (iii) the transfer of certain development-related functions from WRD and IH to GPD. For information purposes only, for the first nine months of 2016, we estimate that Other costs, in the aggregate and as described above, but excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $616 million for the first nine months of 2016 in Other (income)/deductions––net); and (ii) net income from investments not attributable to an operating segment and included in Corporate (approximately $76 million for the first nine months of 2016 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

Nine Months Ended October 2, 2016
(PERCENTAGES)	IH	EH
WRD/GPD/Medical Costs
Selling, informational and administrative expenses	69% - 71%	29% - 31%
Research and development expenses	98% - 100%	0% - 2%
Other (income)/deductions––net	*	*
Total WRD/GPD/Medical Costs	97% - 99%	1% - 3%

Corporate/Other Unallocated Costs
Cost of sales	19% - 21%	79% - 81%
Selling, informational and administrative expenses	50% - 52%	48% - 50%
Research and development expenses	81% - 83%	17% - 19%
Other (income)/deductions––net	*	*
Total Corporate/Other Unallocated Costs	47% - 49%	51% - 53%

Total WRD/GPD/Medical and Corporate/Other Unallocated Costs
Cost of sales	19% - 21%	79% - 81%
Selling, informational and administrative expenses	51% - 53%	47% - 49%
Research and development expenses	94% - 96%	4% - 6%
Other (income)/deductions––net	*	*
Total WRD/GPD/Medical and Corporate/Other Unallocated Costs	64% - 66%	34% - 36%

*
Amounts not material. After excluding net interest expense included in Corporate and net income from investments not attributable to an operating segment and included in Corporate, Other (income)/deductions––net approximates $57 million of income for the first nine months of 2016.

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

Innovative Health Operating Segment

•
IH Revenues increased 9% to $7.3 billion in the third quarter of 2016, compared to $6.8 billion in the same period in 2015, and increased 12% to $21.5 billion in the first nine months of 2016, compared to $19.1 billion in the same period in 2015. Foreign exchange had an unfavorable impact of 1% on IH revenues in the third quarter of 2016, and an unfavorable impact of 3% in the first nine months of 2016, compared to the same periods in 2015. IH Revenues increased by 10% operationally in the third quarter of 2016 and 15% operationally in the first nine months of 2016 compared to the same periods in 2015, primarily due to the following operational factors:

◦
continued growth from Ibrance, primarily in the U.S., Eliquis globally, as well as Xeljanz, Lyrica, Chantix and Consumer Healthcare, all primarily in the U.S. (collectively, up approximately $790 million for the third quarter of 2016 and $2.7 billion for the first nine months of 2016), partially offset by:

◦
a decline in Rebif revenues in the U.S. due to the year-end 2015 expiry of the collaboration agreement to co-promote Rebif in the U.S., as well as lower revenues for Enbrel in most developed Europe markets, primarily due to biosimilar competition (down approximately $220 million for the third quarter of 2016 and $300 million for the first nine months of 2016); and

◦
the Prevnar/Prevenar 13 franchise, primarily driven by an expected decline in revenues for the adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity compared to the prior-year quarter, partially offset by the impact of favorable timing of CDC purchases for the pediatric indication (down approximately $30 million for the third quarter of 2016 and $20 million, or relatively flat, for the first nine months of 2016).

Total IH revenues from emerging markets were $944 million in the third quarter of 2016, compared to $985 million in the third quarter of 2015, reflecting 10% operational growth in the third quarter of 2016, which was more than offset by the unfavorable impact of foreign exchange of 14%. IH revenues from emerging markets were $2.7 billion in the first nine months of 2016, compared to $3.0 billion in the first nine months of 2015, reflecting 8% operational growth in the first nine months of 2016, which was more than offset by the unfavorable impact of foreign exchange of 16%.

•
Cost of sales as a percentage of Revenues increased 1.2 percentage points in the third quarter of 2016, compared to the same period in 2015, driven by the unfavorable impact of foreign exchange, partially offset by an increase in alliance revenues, which have no associated cost of sales. Cost of sales as a percentage of Revenues was essentially flat in first nine months of 2016, compared to the first nine months of 2015. The increase in Cost of sales of 19% in the third quarter of 2016, compared to the same period in 2015, was primarily driven by the unfavorable impact of foreign exchange, an increase in royalty expense and increased sales volumes. The increase in Cost of sales of 14% in the first nine months of 2016, compared to the same period in 2015, was primarily driven by the unfavorable impact of foreign exchange, an increase in sales volumes and an increase in royalty expense.

•
The increase in Selling, informational and administrative expenses of 8% in the third quarter of 2016, compared to the same period in 2015, reflects increased investment across select key products, including Eliquis, Xeljanz and Prevnar 13, partially offset by the favorable impact of foreign exchange. The increase in Selling, informational and administrative expenses of 9% in the first nine months of 2016, compared to the same period in 2015, reflects an increase in the allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor, and additional investment across select key products, including Eliquis and Ibrance, partially offset by the favorable impact of foreign exchange.

•
The increase in Research and development expenses of 20% in the third quarter of 2016, compared to the same period in 2015, primarily reflects increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA. The decrease in Research and development expenses of 3% in the first nine months of 2016, compared to the same period in 2015, primarily reflects the non-recurrence of the $295 million upfront payment made to OPKO in the first quarter of 2015, partially offset by increased costs associated with our oncology programs, primarily our avelumab alliance with Merck KGaA and increased investment in certain late-stage pipeline programs, including bococizumab (for which we announced the discontinuation of our global clinical development program during the fourth quarter of 2016) (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Research and Development and Collaborative Arrangements).

Essential Health Operating Segment
Third Quarter 2016

•
EH Revenues increased 7%, to $5.7 billion in the third quarter of 2016, compared to $5.3 billion in the same period in 2015. Foreign exchange had an unfavorable impact of 3% on EH revenues in the third quarter of 2016, compared to the same period in 2015. Revenues increased by 10% operationally in the third quarter of 2016, compared to the same period in 2015, primarily due to the inclusion of a full quarter of revenues from legacy Hospira global operations of $1.1 billion in the third quarter of 2016, compared to $330 million in the third quarter of 2015, due to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter of 2015, and to a lesser extent, the performance of the legacy Pfizer Sterile Injectables Pharmaceuticals portfolio, partially offset by the loss of exclusivity and associated generic competition for certain Peri-LOE Products, primarily Lyrica and Zyvox, both primarily in most developed Europe markets. EH Revenues excluding the contribution from the legacy Hospira portfolio, decreased 5% operationally in the third quarter of 2016, compared to the same period in 2015, primarily due to the following operational factors:

◦
a 15% operational decline from the Peri-LOE Products portfolio, largely due to the loss of exclusivity and associated generic competition for Lyrica and Zyvox, both primarily in most developed Europe markets (down by approximately $180 million in the third quarter of 2016); and

◦	a 4% operational decline from the legacy Established Products portfolio, primarily due to a decline from certain developed markets (down by approximately $110 million in the third quarter of 2016), partially offset by:

◦	7% operational growth from the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio, mostly in emerging markets and the U.S. (up by approximately $50 million in the third quarter of 2016).
Total EH revenues from emerging markets were $1.6 billion in the third quarter of 2016, compared to $1.7 billion in the third quarter of 2015, reflecting 9% operational growth in the third quarter of 2016, driven by the inclusion of legacy Hospira operations and reflecting operational growth from the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio and the Legacy Established Products portfolio, which was more than offset by the unfavorable impact of foreign exchange of 13%.
First Nine Months of 2016

•
EH Revenues increased 13% to $17.7 billion in the first nine months of 2016, compared to $15.7 billion in the same period in 2015. Foreign exchange had an unfavorable impact of 5% in the first nine months of 2016, compared to the same period in 2015. Revenues increased by 18% operationally in the first nine months of 2016, compared to the same period in 2015, primarily due to the inclusion of nine months of revenues from legacy Hospira global operations of $3.5 billion in the first nine months of 2016, compared to $330 million in the first nine months of 2015 due to the inclusion of only one month of legacy Hospira U.S. operations in the first nine months of 2015, partially offset by the loss of exclusivity and associated generic competition for certain Peri-LOE Products, primarily Zyvox in the U.S. and certain developed Europe markets, as well as Lyrica in certain developed Europe markets. EH Revenues excluding the contribution from the legacy Hospira portfolio, decreased 2% operationally in the first nine months of 2016, compared to the same period in 2015, primarily due to the following operational factors:

◦
a 17% operational decline from the Peri-LOE Products portfolio, primarily due to the loss of exclusivity and associated generic competition for certain Peri-LOE Products, primarily Zyvox in the U.S. and certain developed Europe markets as well as Lyrica in certain developed Europe markets (down by approximately $710 million in the first nine months of 2016), partially offset by:

◦
10% operational growth in the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio, mostly in emerging markets and the U.S. (up by approximately $220 million in the first nine months of 2016); and

◦	2% operational growth in the Legacy Established Products portfolio, largely in the U.S. and emerging markets (up by approximately $160 million in the first nine months of 2016).
Total EH revenues from emerging markets were $5.0 billion in the first nine months of 2016, compared to $5.3 billion in the first nine months of 2015, reflecting 9% operational growth in the first nine months of 2016, driven by the inclusion of legacy Hospira operations and reflecting operational growth from the legacy Pfizer Sterile Injectable Pharmaceuticals portfolio and the Legacy Established Products portfolio, which was more than offset by the unfavorable impact of foreign exchange of 14%.

Third Quarter and First Nine Months of 2016

•
Cost of sales as a percentage of Revenues increased 5.3 percentage points in the third quarter of 2016, and increased 6.0 percentage points in the first nine months of 2016, compared to the same periods in 2015, primarily due to the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter and first nine months of 2015, the unfavorable impact of foreign exchange and the impact of product losses of exclusivity resulting in an unfavorable change in product mix. The increase in Cost of sales of 33% in the third quarter of 2016 and 46% in the first nine months of 2016, compared to the same periods in 2015, was driven by the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter and first nine months of 2015 and the unfavorable impact of foreign exchange, partially offset by lower volumes in developed markets.

•
Selling, informational and administrative expenses increased 2% in the third quarter of 2016, and 4% in the first nine months of 2016, compared to the same periods in 2015, primarily due to the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter and first nine months of 2015, partially offset by lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and the favorable impact of foreign exchange.

•
Research and development expenses increased 21% in the third quarter of 2016, and increased 33% in the first nine months of 2016, compared to the same periods in 2015, reflecting the inclusion of legacy Hospira global operations in 2016, compared to the inclusion of only one month of legacy Hospira U.S. operations in the third quarter and first nine months of 2015 and increased investment in legacy Hospira biosimilar and sterile injectable development programs.

•
The favorable change in Other (income)/deductions––net in the first nine months of 2016, compared to the same period in 2015, primarily reflects resolution of a contract disagreement and the favorable impact of foreign exchange.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and the first nine months of 2016 reflect the following:

•
For Foreign currency translation adjustments, net, for the third quarter of 2016 and for the first nine months of 2016, primarily reflects the weakening of the U.S. dollar against the euro, Australian dollar and Japanese yen, partially offset by the strengthening of the U.S. dollar against U.K. pound.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial losses, net, for the third quarter of 2016, reflects (i) the impact of favorable foreign exchange and (ii) a decrease in the impact of remeasurement activity from the prior year. For the first nine months of 2016, reflects (i) a decrease in the impact of favorable foreign exchange from the prior year and (ii) a decrease in the impact of remeasurement activity from the prior year. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service credits and other, net, for the third quarter of 2016, reflects an increase of $95 million as a result of changes to our Puerto Rico Postretirement Plan. For the first nine months of 2016, reflects a decrease in the impact of plan changes from the prior year. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

The changes in our asset and liability accounts as of October 2, 2016, compared to December 31, 2015, generally reflect, among other things, the impact of assets acquired and liabilities assumed as part of the acquisitions of Medivation, Bamboo and Anacor (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions and Note 9. Identifiable Intangible Assets and Goodwill for additional information), the reclassification of assets and liabilities related to the pending sale of Pfizer’s global infusion therapy net assets, HIS, to ICU Medical (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale and Note 9. Identifiable Intangible Assets and Goodwill for additional information) and fluctuations in foreign currency exchange rates. The following explanations exclude the impact of the acquisitions of Medivation, Bamboo and Anacor, the pending sale of HIS to ICU Medical and foreign exchange.

•
For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business and an increase in the allowance for doubtful accounts, resulting from unfavorable developments with a distributor.

•	For Inventories, the change reflects inventory builds in the normal course of business, partially offset by planned inventory reductions.

•
For Other current assets, the change reflects an increase in VAT receivable balances due to a change in our supply chain, partially offset by a decrease in receivables associated with our derivative financial instruments.

•	For PP&E, the change reflects depreciation during the period, partially offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization and impairments for the period (see Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net for additional information on impairments for the period).

•
For Other noncurrent assets, the change reflects an increase in receivables associated with our derivative financial instruments and an increase in noncurrent VAT receivable balances due to a change in our supply chain.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•	For Accrued compensation and related items, the decrease reflects prior year’s bonus payments made to employees, partially offset by current year’s accruals.

•
For Other current liabilities, the change reflects consideration due for the acquisition of Medivation (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions), an increase in VAT payable balances due to a change in our supply chain, partially offset by payments and accruals for certain legal and restructuring matters, and payments for interest and the timing of other accruals and payments in the normal course of business.

•
For Pension benefit obligations, net and Postretirement benefit obligations, net, the change reflects a $1.0 billion voluntary pension contribution in January 2016, as well as the information provided in Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Other noncurrent liabilities, the change reflects an increase in the payables associated with our restructuring matters and deferred revenue from a co-development agreement, partially offset by payments and accruals for certain legal matters, and changes in accruals in the normal course of business.

•
For Treasury stock, the change reflects $5 billion paid to GS&Co. in March 2016 pursuant to the terms of an accelerated share repurchase agreement. See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	October 2, 2016	September 27, 2015	% Change
Cash provided by/(used in):
Operating activities	$9,929	$9,790	1
Investing activities	(4,704)	(756)	*
Financing activities	(6,693)	(9,115)	(27)
Effect of exchange-rate changes on cash and cash equivalents	(79)	(162)	(51)
Net decrease in Cash and cash equivalents	$(1,547)	$(244)	*

*	Calculation not meaningful.

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

Operating Activities

Our net cash provided by operating activities was $9.9 billion in the first nine months of 2016, compared to $9.8 billion in the same period in 2015. The slight increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business and an increase in bonus payments made to employees.
In the first nine months of 2016 and 2015, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and non-current liabilities. For the first nine months of 2016 and 2015, this line item also includes the adjustments necessary to reflect the payments of certain legal claims accrued in prior periods, including for the first nine months of 2016, Protonix-related matters, and for the first nine months of 2015, Neurontin-related matters, partially offset by the deferral of an upfront payment received from Lilly as part of a collaborative arrangement. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.
For additional information about changes in other assets and liabilities account balances see also “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.

Investing Activities

Our net cash used in investing activities was $4.7 billion in the first nine months of 2016, compared to net cash used in investing activities of $756 million in the same period in 2015. The increase in net cash used in investing activities was primarily attributable to:

•
net redemptions/proceeds from sale of investments of $14.1 billion in the first nine months of 2016, compared to net redemptions/proceeds of investments of $16.1 billion in the first nine months of 2015; and

•
cash paid of $17.7 billion, net of cash acquired, primarily for the acquisitions of Medivation, Bamboo and Anacor in the first nine months of 2016 compared to cash paid of $16.3 billion, net of cash acquired, primarily for the acquisition of Hospira and the acquisition of Baxter’s portfolio of marketed vaccines in the first nine months of 2015. (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Acquisitions).

Financing Activities

Our net cash used in financing activities was $6.7 billion in first nine months of 2016, compared to net cash used in financing activities of $9.1 billion in the same period in 2015. The decrease in net cash used in financing activities was primarily attributable to:

•	the issuance of long-term debt of $5 billion on June 3, 2016; and

•	purchases of common stock of $5.0 billion in the first nine months of 2016, compared to $6.2 billion in the first nine months of 2015, partially offset by:

•	net proceeds on short-term borrowings of $2.1 billion in the first nine months of 2016, compared to net proceeds on borrowings of $3.9 billion in the first nine months of 2015;

•	higher repayments on long-term debt of $4.3 billion in the first nine months of 2016, compared to $3.0 billion in the first nine months of 2015;

•	higher cash dividends paid of $5.5 billion in the first nine months of 2016, compared to $5.2 billion in the first nine months of 2015; and

•	lower proceeds from the exercise of stock options of $946 million in the first nine months of 2016, compared to $1.2 billion in the first nine months of 2015.
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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	October 2, 2016	December 31, 2015
Selected financial assets:
Cash and cash equivalents(a)	$2,094	$3,641
Short-term investments(a)	12,277	19,649
Long-term investments(a)	9,507	15,999
	23,879	39,290
Debt:
Short-term borrowings, including current portion of long-term debt	13,633	10,159
Long-term debt	30,437	28,740
	44,071	38,899
Selected net financial assets/(liabilities)(b)	$(20,192)	$391

Working capital(c)	$3,742	$14,405
Ratio of current assets to current liabilities	1.11:1	1.49:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.44	$10.48

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of the credit risk related to our financial instruments held.

(b)
The change in selected net financial assets/(liabilities) is predominantly a result of cash paid for acquisitions of businesses, particularly Medivation and Anacor. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high quality financial asset portfolio and access to capital markets. Both Moody’s and S&P rating agencies maintained our strong investment-grade corporate debt-rating subsequent to the acquisitions. For additional information, see the “Credit Ratings” section of this MD&A.

(c)
The decrease in working capital is primarily due to a decrease in short-term investments and an increase in short term borrowings, and the timing of accruals, cash receipts and payments in the ordinary course of business, partially offset by the reclassification of Assets held for sale (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Assets and Liabilities Held for Sale, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment: Assets and Liabilities Held for Sale). Our financing and investing activities were partially funded from the decrease in short-term investments and the increase in short-term borrowings.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

On June 3, 2016, we completed a public offering of $5.0 billion aggregate principal amount of unsecured notes with a weighted average effective interest rate of 2.09% (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt).

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we have received limited payments in 2015 and 2016 from the Greek government on outstanding receivables; such receivables pertain to 2015 and 2016 revenues. Also, the Greek government has restructured its debt to other third parties in the third quarter of 2016. Accordingly, we have adjusted our allowance for doubtful accounts to reflect these events, and have $65 million in net receivables from the Greek government as of October 2, 2016. Reported revenues from all customers in Greece for the nine months ended October 2, 2016 were $195 million.

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

As of October 2, 2016, we had about $693 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $93 million, were as follows: $64 million in Italy; $20 million in Portugal; $6 million in Greece; and $3 million in Spain.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt	Date of Last Rating Change
	Rating	Rating
Moody’s(a)	P-1	A1	October 2009
S&P(b)	A-1+	AA	October 2009

(a)	In September 2016, Moody's updated their credit outlook from negative outlook to stable.

(b)	In April 2016, S&P updated their credit outlook from negative watch to stable.

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of October 2, 2016, we had access to $7.9 billion of lines of credit, of which $866 million expire within one year. Of these lines of credit, $7.9 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2020, may be used to support our commercial paper borrowings.

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

Global Economic Conditions––U.K.
In June 2016, the U.K. electorate voted to leave the EU. The U.K. government has not formally notified the European Council of their intention to leave the EU, and in November 2016, the High Court ruled that the government needed parliamentary approval to trigger Article 50 of the Lisbon Treaty, and begin negotiations. The U.K. government said it will appeal the decision and Britain’s Supreme Court is expected to consider the case in early December 2016. The U.K. Prime Minister said they still expect to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU at the end of March 2017. This process is expected to be highly complex, and may, if needed, be bi-laterally extended. The end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

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

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of October 2016); and the SIMADI rate of 650 (as of October 2016). Effective in March 2016, the CENCOEX rate was replaced by the DIPRO rate of 10 (as of October 2016); the SICAD rate ceased to be offered; and the SIMADI rate was planned to be replaced by the DICOM rate, but the DICOM rate is not published. The Venezuelan government continues to publish the SIMADI rate, which is commonly referred to as the DICOM rate, and that rate has grown from 206 in March to about 650 (as of October 2016). Based on recent conditions in Venezuela, we resolved that our Venezuelan bolivar-denominated net monetary assets that are subject to revaluation are no longer expected to be substantially settled at the Venezuelan government CENCOEX official rate of 6.3 or the DIPRO official rate of 10, but at a rate of 500 at the end of the second quarter and third quarter of 2016.
We cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the DICOM rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. We expect to restructure our operations in the coming months.
On July 11, 2016, the Venezuelan government administration announced a new program under a State of Emergency decree that is intended to control the use of raw materials, production and distribution of products, specifically for medicines and foods. It is uncertain how this program will be applied to Pfizer in Venezuela. We continue to operate in Venezuela and have $12 million of net monetary assets and $61 million of non-monetary assets, excluding inventory carried at lower of cost or market, in Venezuela at August 28, 2016, our international quarter-end.

Expected Future Payments in Connection with Decision to Discontinue the Global Clinical Development Program for Bococizumab

On November 1, 2016, we announced the discontinuation of the global clinical development program for bococizumab. We anticipate incurring future payments of approximately $400 million in the fourth quarter of 2016 to close out the studies, which, after taking into account net costs of the studies that would have been incurred in the fourth quarter absent discontinuation of the program, will result in an estimated incremental fourth-quarter 2016 unfavorable impact to Research and development expenses of approximately $300 million. We have incorporated this estimated impact in our updated 2016 financial guidance. See the “Our Financial Guidance for 2016” section of this MD&A.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended		Nine Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	October 2 2016	September 27, 2015(a)	October 2 2016(b)	September 27, 2015(c)
Shares of common stock purchased	—	—	154	182
Cost of purchase	$—	$0.2	$5.0	6.2

(a)
Represents $160 million paid to GS&Co. in July 2015 to settle an accelerated share repurchase agreement entered into on February 9, 2015 with GS&Co. to repurchase shares of our common stock under our previously announced share repurchase authorization. This agreement was completed in July 2015, and pursuant to the agreement’s settlement terms, we elected to settle the agreement in cash and paid an additional $160 million to GS&Co. on July 13, 2015, resulting in a total of approximately $5.2 billion paid to GS&Co.

(b)
Represents shares purchased pursuant to and received upon settlement of an accelerated share repurchase agreement entered into on March 8, 2016. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities" in Part II, Item 2 of this Quarterly Report on Form 10-Q.

(c)
Includes approximately 151 million shares purchased for $5.2 billion pursuant to an accelerated share repurchase agreement (see note (a) above). For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2015 Form 10-K.

After giving effect to the accelerated share repurchase agreements, our remaining share-purchase authorization is approximately $11.4 billion as of October 2, 2016.

Dividends on Common Stock

In September 2016, our Board of Directors declared a dividend of $0.30 per share, payable on December 1, 2016, to shareholders of record at the close of business on November 11, 2016.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of October 2, 2016

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
We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.

In August 2016, the FASB issued new guidance on the classification of certain transactions in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted, including adoption in an interim period.	We do not expect the provisions of this new standard will have a material impact on our consolidated financial statements.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In October 2016, the FASB issued an update to its guidance on income tax accounting. The new guidance replaces the prohibition against recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party with a requirement to do so, unless the asset transferred is inventory.
	January 1, 2018. Earlier application is permitted in the first interim period of an annual reporting period.	We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. The impact of adoption will be recorded to Retained earnings.
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
2. Requires a qualitative assessment of equity investments without readily determinable fair values to identify impairment.
3. Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements.
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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions of Hospira, Anacor and Medivation and our pending acquisition of AstraZeneca's small molecule anti-infectives business, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2016” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira, set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook” and “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our acquisitions of Hospira, Anacor and Medivation; and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2016 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the success of external business-development activities, including the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all, including our ability and the ability of ICU Medical and AstraZeneca to satisfy the conditions to closing the sale of our HIS net assets to ICU Medical, and the acquisition of the small molecule anti-infectives business from AstraZeneca, respectively;

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

•
risks related to our ability to develop and launch biosimilars, including risks associated with "at risk" launches, defined as the marketing of a product by Pfizer before the final resolution of litigation (including any appeals) brought by a third party alleging that such marketing would infringe one or more patents owned or controlled by the third party;

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

•
U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; patient out-of-pocket costs for medicines, manufacturer prices and/or price increases that could result in new mandatory rebates and discounts or other pricing restrictions; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; restrictions on direct-to-consumer advertising; limitations on interactions with healthcare professionals; or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines; as well as pricing pressures for our products as a result of highly competitive insurance markets;

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

•
risks and uncertainties related to our recent acquisitions of Hospira, Anacor and Medivation, including, among other things, the ability to realize the anticipated benefits of the acquisitions of Hospira, Anacor and Medivation, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; significant transaction costs; and unknown liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2016:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 4, 2016 through July 31, 2016	7,898	$35.54	—	$11,355,862,076
August 1, 2016 through August 28 2016	16,271	$36.50	—	$11,355,862,076
August 29, 2016 through October 2, 2016	43,475	$34.80	—	$11,355,862,076
Total	67,644	$35.29	—

(a)
On October 23, 2014, we announced that the Board of Directors had authorized an $11 billion share-purchase plan, and share purchases commenced thereunder in January 2015 (the October 2014 Stock Purchase Plan). In December 2015, the Board of Directors authorized a new $11 billion share repurchase program to be utilized over time. On March 8, 2016, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on March 10, 2016, we paid $5 billion to GS&Co. and received an initial delivery of approximately 136 million shares of our common stock from GS&Co. based on a price of $29.36 per share, which represented, based on the closing share price of our common stock on the NYSE on March 8, 2016, approximately 80% of the notional amount of the accelerated share repurchase agreement. On June 20, 2016, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 18 million shares of our common stock from GS&Co. on June 20, 2016. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $32.38 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, our remaining share-purchase authorization is approximately $11.4 billion at October 2, 2016.

(b)
These columns reflect the following transactions during the third fiscal quarter of 2016: (i) the surrender to Pfizer of 44,460 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the open market purchase by the trustee of 23,098 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender of 86 shares of common stock to satisfy withholding obligations in connection with the settlement of total shareholder return units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of August 20, 2016, by and among Pfizer Inc., Montreal, Inc. and Medivation, Inc. is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2016 (File No. 001-03619). (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Merger Agreement.)

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

Pfizer Inc.
(Registrant)

Dated:	November 10, 2016	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)