Form 10-Q
period 2017-04-02
PFIZER INC
filed 2017-05-11
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer  X                 Accelerated filer  ___                  Non-accelerated filer  ___             Smaller reporting company  ___        Emerging growth company  ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____	NO X

At May 8, 2017, 5,967,844,470 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2016 Financial Report	Financial Report for the fiscal year ended December 31, 2016, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
AAV	Adeno-Associated Virus
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Allergan	Allergan plc
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Anacor	Anacor Pharmaceuticals, Inc.
Astellas	Astellas Pharma US, Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Bamboo	Bamboo Therapeutics, Inc.
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
Cellectis	Cellectis SA
Citibank	Citibank N.A.
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
HER2-	human epidermal growth factor receptor 2-negative
HIS	Hospira Infusion Systems
Hisun	Zhejiang Hisun Pharmaceuticals Co., Ltd.
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
King	King Pharmaceuticals, Inc.
LDL	low density lipoprotein
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity

MCO	Managed Care Organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDV	multi-dose vial
Medivation	Medivation, Inc.
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NovaQuest	NovaQuest Co-Investment Fund V, L.P.
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	Pharmacy Benefit Manager
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2017
RCC	renal cell carcinoma
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor’s
Teuto	Laboratório Teuto Brasileiro S.A.
U.K.	United Kingdom
U.S.	United States
VAT	value added tax
WRD	Worldwide Research and Development
Zoetis	Zoetis Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	April 2, 2017	April 3, 2016
Revenues	$12,779	$13,005
Costs and expenses:
Cost of sales(a)	2,470	2,851
Selling, informational and administrative expenses(a)	3,308	3,385
Research and development expenses(a)	1,708	1,731
Amortization of intangible assets	1,186	1,006
Restructuring charges and certain acquisition-related costs	157	141
Other (income)/deductions––net	(1)	330
Income from continuing operations before provision for taxes on income	3,951	3,561
Provision for taxes on income(b)	821	513
Income from continuing operations(b)	3,130	3,048
Discontinued operations––net of tax	—	—
Net income before allocation to noncontrolling interests(b)	3,130	3,048
Less: Net income attributable to noncontrolling interests	9	9
Net income attributable to Pfizer Inc.(b)	$3,121	$3,038

Earnings per common share––basic(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.52	$0.49
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.52	$0.49

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.49
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.51	$0.49

Weighted-average shares––basic	6,006	6,150
Weighted-average shares––diluted	6,092	6,225
Cash dividends paid per common share	$0.32	$0.30

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

(b)
Amounts for the three months ended April 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards.

Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Net income before allocation to noncontrolling interests	$3,130	$3,048

Foreign currency translation adjustments, net	228	67
	228	67
Unrealized holding losses on derivative financial instruments, net	(9)	(273)
Reclassification adjustments for realized gains(a)	(241)	(339)
	(251)	(612)
Unrealized holding gains on available-for-sale securities, net	150	129
Reclassification adjustments for realized losses(a)	137	209
	287	339
Benefit plans: actuarial gains, net	1	—
Reclassification adjustments related to amortization(b)	163	139
Reclassification adjustments related to settlements, net(b)	52	26
Other	45	38
	261	203
Benefit plans: prior service costs and other, net	—	—
Reclassification adjustments related to amortization(b)	(45)	(41)
Reclassification adjustments related to curtailments, net(b)	(7)	(6)
Other	1	5
	(52)	(42)
Other comprehensive income/(loss), before tax	474	(44)
Tax provision/(benefit) on other comprehensive income/(loss)(c)	25	(41)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$449	$(4)

Comprehensive income before allocation to noncontrolling interests	$3,579	$3,044
Less: Comprehensive income attributable to noncontrolling interests	15	4
Comprehensive income attributable to Pfizer Inc.	$3,563	$3,040

(a)	Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	April 2, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$4,057	$2,595
Short-term investments	10,503	15,255
Trade accounts receivable, less allowance for doubtful accounts: 2017—$588; 2016—$609	8,892	8,225
Inventories	7,415	6,783
Current tax assets	2,791	3,041
Other current assets	2,218	2,249
Assets held for sale	3	801
Total current assets	35,878	38,949
Long-term investments	7,346	7,116
Property, plant and equipment, less accumulated depreciation: 2017—$15,050; 2016—$14,807	13,238	13,318
Identifiable intangible assets, less accumulated amortization	52,427	52,648
Goodwill	54,656	54,449
Noncurrent deferred tax assets and other noncurrent tax assets	1,909	1,812
Other noncurrent assets	3,329	3,323
Total assets	$168,784	$171,615

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2017—$3,292; 2016—$4,225	$7,680	$10,688
Trade accounts payable	3,393	4,536
Dividends payable	—	1,944
Income taxes payable	790	437
Accrued compensation and related items	1,858	2,487
Other current liabilities	11,143	11,023
Total current liabilities	24,864	31,115

Long-term debt	36,330	31,398
Pension benefit obligations, net	5,300	6,406
Postretirement benefit obligations, net	1,742	1,766
Noncurrent deferred tax liabilities	30,857	30,753
Other taxes payable	4,027	4,000
Other noncurrent liabilities	6,918	6,337
Total liabilities	110,038	111,776

Commitments and Contingencies

Preferred stock	23	24
Common stock	463	461
Additional paid-in capital	83,111	82,685
Treasury stock	(89,414)	(84,364)
Retained earnings	74,847	71,774
Accumulated other comprehensive loss	(10,594)	(11,036)
Total Pfizer Inc. shareholders’ equity	58,435	59,544
Equity attributable to noncontrolling interests	311	296
Total equity	58,746	59,840
Total liabilities and equity	$168,784	$171,615
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Operating Activities
Net income before allocation to noncontrolling interests	$3,130	$3,048
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,555	1,425
Asset write-offs and impairments	35	146
Loss on sale of HIS net assets	37	—
Deferred taxes from continuing operations	38	(204)
Share-based compensation expense	218	143
Benefit plan contributions in excess of expense	(986)	(853)
Other adjustments, net	(211)	229
Other changes in assets and liabilities, net of acquisitions and divestitures(a)	(2,225)	(2,125)
Net cash provided by operating activities	1,589	1,808

Investing Activities
Purchases of property, plant and equipment	(358)	(301)
Purchases of short-term investments	(701)	(3,489)
Proceeds from redemptions/sales of short-term investments	2,235	7,922
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	3,778	493
Purchases of long-term investments	(740)	(1,308)
Proceeds from redemptions/sales of long-term investments	846	1,142
Acquisitions of businesses, net of cash acquired	(585)	(110)
Other investing activities, net	297	6
Net cash provided by investing activities	4,772	4,355

Financing Activities
Proceeds from short-term borrowings	2,554	682
Principal payments on short-term borrowings	(2,530)	(1,350)
Net proceeds from/(payments on) short-term borrowings with original maturities of three months or less	(2,113)	1,724
Proceeds from issuance of long-term debt	5,273	—
Principal payments on long-term debt	(1,253)	(1,536)
Purchases of common stock	(5,000)	(5,000)
Cash dividends paid	(1,945)	(1,854)
Proceeds from exercise of stock options	313	296
Other financing activities, net(a)	(220)	(132)
Net cash used in financing activities	(4,921)	(7,171)
Effect of exchange-rate changes on cash and cash equivalents	21	(73)
Net increase/(decrease) in cash and cash equivalents	1,461	(1,080)
Cash and cash equivalents, beginning	2,595	3,641
Cash and cash equivalents, end	$4,057	$2,561

Supplemental Cash Flow Information
Non-cash transactions:
Receipt of ICU Medical common stock(b)	$428	$—
Promissory note from ICU Medical(b)	75	—
Cash paid (received) during the period for:
Income taxes	$195	$518
Interest	216	409
Interest rate hedges	32	(27)

(a)
Amounts for the three months ended April 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Note 1B.

(b)
In connection with the sale of HIS net assets to ICU Medical, on February 3, 2017, Pfizer received 3.2 million newly issued shares of ICU Medical common stock valued at $428 million and a promissory note in the amount of $75 million. For additional information, see Note 2B.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three months ended February 26, 2017 and February 28, 2016. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended April 2, 2017 and April 3, 2016.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The interim financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of our condensed consolidated balance sheets and condensed consolidated statements of income. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2016 Form 10-K.

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). Beginning in the second quarter of 2016, we reorganized our operating segments to reflect that we manage our innovative pharmaceutical and consumer healthcare operations as one business segment, IH. We have revised prior-period segment information to reflect the reorganization. For additional information, see Note 13 and Notes to Consolidated Financial Statements––Note 18. Segment, Geographic and Other Revenue Information in Pfizer’s 2016 Financial Report.
Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Our recent significant business development activities include:

•
On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in the condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s financial results, for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while our financial results, and EH’s financial results, for the first quarter of 2016 reflect three months of legacy HIS global operations. Assets and liabilities associated with HIS are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our condensed consolidated financial statements and EH’s operating results for the first quarter of 2017 reflect approximately two months of legacy AstraZeneca small molecule anti-infectives business international operations, which were immaterial.

•
On September 28, 2016, we acquired Medivation for $81.50 per share. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation. As a result, legacy Medivation operations are reflected in our results of operations, IH’s operating results, and cash flows for the first quarter of 2017, but not for the first quarter of 2016.

•
On June 24, 2016, we acquired Anacor for $99.25 per share. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor. As a result, legacy Anacor operations, which were not material, are reflected in our results of operations, IH’s operating results, and cash flows for the first quarter of 2017, but not for the first quarter of 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For additional information, see Note 2 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Assets and Liabilities Held for Sale, Licensing Agreements, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment in Pfizer’s 2016 Financial Report.
B. Adoption of New Accounting Standards
In the fourth quarter of 2016, we adopted a new accounting standard for certain elements of the accounting for share-based payments as of January 1, 2016. Specifically, the new standard requires excess tax benefits or deficiencies (including tax benefits of dividend equivalents) of share-based compensation to be recognized as a component of the Provision for taxes on income, whereas excess tax benefits or deficiencies previously were recognized in Additional paid-in capital. The net tax benefit for the Company was $22 million for the first quarter of 2016. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit.
Another element of the new accounting standard requires that we now present excess tax benefits as operating activities in our consolidated statements of cash flow. We elected to adopt this presentation on a prospective basis as of January 1, 2016. Additionally, cash paid by us when directly withholding shares for tax-withholding purposes is now a cash outflow from financing activities. This reclassification was required to be adopted retrospectively. As a result, $26 million of cash outflows for the first quarter of 2016 was reclassified from operating activities to financing activities in the condensed consolidated statement of cash flows. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards included in our 2016 Financial Report.

We adopted a new standard as of January 1, 2017 that amended guidance on the assessment of whether an entity is the primary beneficiary of a variable interest entity. Under this new guidance, when evaluating whether an entity is the primary beneficiary, a single decision maker must consider its indirect interest held through related parties under common control proportionately. There was no material impact to our condensed consolidated financial statements from adopting this standard.

We adopted a new standard as of January 1, 2017 related to inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. There was no material impact to our condensed consolidated financial statements from adopting this standard.
Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment

A. Acquisitions
AstraZeneca’s Small Molecule Anti-Infectives Business (EH)
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, we made an upfront payment of approximately $552 million to AstraZeneca upon the close of the transaction and will make a deferred payment of $175 million in January 2019. In addition, AstraZeneca is eligible to receive up to $250 million in milestone payments and up to $600 million if sales of Zavicefta™ exceed certain thresholds during the next nine years, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets for a period ending on the later of ten years or the loss of patent protection or loss of regulatory exclusivity. The total royalty payments are unlimited during the royalty term and the undiscounted payments are expected to be in the range of approximately $250 million to $425 million. The total fair value of consideration transferred for AstraZeneca’s small molecule anti-infectives business was approximately $1,045 million, which includes $555 million in cash plus the fair value of contingent consideration of $490 million (which is composed of the deferred payment and the expected milestone and royalty payments). Of the cash consideration, approximately $3 million was not paid as of April 2, 2017, and was recorded in Other current liabilities. In connection with this acquisition, we provisionally recorded $902 million in Identifiable intangible assets, primarily consisting of $683 million in Developed technology rights and $219 million in IPR&D. We also recorded $96 million in Other current assets related to the economic value of inventory which was retained by AstraZeneca for sale on our behalf, $68 million in Goodwill and $20 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets and the liabilities assumed has not yet been finalized.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Medivation, Inc. (IH)
On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, approximately $365 million was not paid as of April 2, 2017, and was recorded in Other current liabilities. Medivation is now a wholly-owned subsidiary of Pfizer. Medivation is a biopharmaceutical company focused on developing and commercializing small molecules for oncology. Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells. Xtandi is being developed and commercialized through a collaboration with Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has two development-stage oncology assets in its pipeline: talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer, and pidilizumab, an immuno-oncology asset. In connection with this acquisition, we provisionally recorded $13.1 billion in Identifiable intangible assets, primarily consisting of $8.7 billion of Developed technology rights with an average useful life of approximately 12 years and $4.4 billion of IPR&D, and provisionally recorded $5.5 billion of Goodwill, $4.4 billion of net income tax liabilities, and $340 million of assumed contingent consideration. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
Bamboo Therapeutics, Inc. (R&D)
On August 1, 2016, we acquired all the remaining equity in Bamboo, a privately-held biotechnology company focused on developing gene therapies for the potential treatment of patients with certain rare diseases relating to neuromuscular conditions and those affecting the central nervous system, for $150 million, plus potential milestone payments of up to $495 million contingent upon the progression of key assets through development, regulatory approval and commercialization. The total fair value of the consideration transferred for Bamboo was approximately $331 million, including cash of $130 million ($101 million, net of cash acquired), contingent consideration of $157 million, consisting of milestone payments, and the fair value of Pfizer’s previously held equity interest in Bamboo of $44 million. We previously purchased a minority stake in Bamboo in the first quarter of 2016 for a payment of approximately $43 million. Upon acquiring the remaining interest in Bamboo, in the third quarter of 2016, we recognized a gain of $1 million on our existing investment in Other (income)/deductions––net. This acquisition provides us with several clinical and pre-clinical assets that complement our rare disease portfolio, an advanced recombinant AAV vector design and production technology, and a fully functional Phase I/II gene therapy manufacturing facility. Bamboo is now a wholly-owned subsidiary of Pfizer. In connection with this acquisition, we provisionally recorded $325 million of Identifiable intangible assets, consisting entirely of IPR&D. We also provisionally recorded $133 million of Goodwill and $93 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.

Anacor Pharmaceuticals, Inc. (IH)

On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion net of cash acquired), plus $698 million debt assumed. Anacor is now a wholly-owned subsidiary of Pfizer. Anacor is a biopharmaceutical company focused on novel small-molecule therapeutics derived from its boron chemistry platform. Anacor’s crisaborole, a non-steroidal topical PDE-4 inhibitor with anti-inflammatory properties, was approved by the FDA on December 14, 2016 under the trade name, Eucrisa. In connection with this acquisition, we recorded $698 million as the fair value of notes payable in cash, and provisionally recorded $4.9 billion in Identifiable intangible assets, primarily consisting of $4.8 billion of IPR&D, and provisionally recorded $647 million of Goodwill and $352 million of net income tax liabilities. We do not expect significant adjustments to the allocation of the consideration transferred to the assets acquired and the liabilities assumed; however, the assessment has not yet been finalized.

B. Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)
On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical would acquire all of our global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical common stock. HIS includes IV pumps, solutions, and devices. As a result of the recent performance of HIS relative to ICU Medical’s expectations, on January 5, 2017, we entered into a revised agreement with ICU Medical under which ICU Medical would acquire HIS for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing.
The revised transaction closed on February 3, 2017. At closing, under the terms of the revised agreement, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed), which we valued at approximately $428 million (based upon the closing price of ICU Medical common stock on the closing date less a discount for lack of marketability) and are reported in Long-term investments on the condensed consolidated balance sheet as of April 2, 2017, a

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

promissory note in the amount of $75 million, which is reported in Other noncurrent assets on the condensed consolidated balance sheet as of April 2, 2017, and net cash of approximately $200 million before customary adjustments for net working capital, which is reported in Other investing activities, net on the condensed consolidated statement of cash flows for the three months ended April 2, 2017. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. After receipt of the ICU Medical shares, we own approximately 16% of ICU Medical as of April 2, 2017. We have agreed to certain restrictions on transfer of our ICU Medical shares for 18 months after the closing date. The promissory note from ICU Medical has a term of three years and bears interest at LIBOR plus 2.25% for the first year and LIBOR plus 2.50% for the second and third years. In the first quarter of 2017, we recognized a pre-tax loss of approximately $37 million in Other (income)/deductions––net upon the closing of the transaction in February 2017, representing an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell.
While we have received the full purchase price excluding the contingent amount as of the February 3, 2017 closing, the sale of the HIS net assets was not completed in certain non-U.S. jurisdictions due to temporary regulatory or operational constraints. In these jurisdictions, which represent a relatively small portion of the HIS net assets, we continue to operate the net assets for the net economic benefit of ICU Medical, and we are indemnified by ICU Medical against risks associated with such operations during the interim period, subject to our obligations under the definitive transaction agreements. We expect the sale of the HIS net assets in these jurisdictions to be completed by the first quarter of 2018. As such, and as we have already received all of the non-contingent proceeds from the sale and ICU Medical is contractually obligated to complete the transaction, we have treated these jurisdictions as sold for accounting purposes.
In connection with the sale transaction, we entered into certain transitional agreements designed to facilitate the orderly transition of the HIS net assets to ICU Medical. These agreements primarily relate to administrative services, which are generally to be provided for a period of up to 24 months after the closing date. We will also manufacture and supply certain HIS products for ICU Medical and ICU Medical will manufacture and supply certain retained Pfizer products for us after closing, generally for a term of five years. These agreements are not material to Pfizer and none confers upon us the ability to influence the operating and/or financial policies of ICU Medical subsequent to the sale.
C. Collaboration Arrangement

Collaboration with Merck & Co., Inc.

In 2013, we entered into a worldwide, except for Japan, collaboration agreement with Merck for the development and commercialization of ertugliflozin (PF-04971729), our investigational oral sodium glucose cotransporter (SGLT2) inhibitor currently in Phase 3 development for the treatment of type 2 diabetes. Under the agreement, we are collaborating with Merck on the clinical development and commercialization of ertugliflozin, and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets.

In the first quarter of 2017, we received a $90 million milestone payment from Merck upon the FDA’s acceptance for review of the NDAs for ertugliflozin and two fixed-dose combinations (ertugliflozin plus Januvia (sitagliptin) and ertugliflozin plus metformin), which has been deferred and primarily reported in Other noncurrent liabilities and is being recognized in Other (income)/deductions––net over a multi-year period. We are eligible for additional payments associated with the achievement of future clinical, regulatory and commercial milestones. We share potential revenues and certain costs with Merck on a 60%/40% basis, with Pfizer having the 40% share.
D. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited

In the first quarter of 2016, we determined that we had an other-than-temporary decline in the value of Hisun Pfizer, our 49%-owned equity-method investment in China, and, therefore, we recognized a loss of $81 million in Other (income)/deductions––net (see Note 4). The decline in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, primarily as a result of an increase in risk due to the continued slowdown in the Chinese economy. As of April 2, 2017, the carrying value of our investment in Hisun Pfizer is $270 million, which is included in Long-term investments. We are continuing to evaluate strategic alternatives with Hisun. These strategic alternatives could impact the value of our investment in Hisun Pfizer in future periods.

In valuing our investment in Hisun Pfizer, we used discounted cash flow techniques, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal, economic and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk.

Investment in Laboratório Teuto Brasileiro S.A.

We have an option to acquire the remaining 60% of Teuto, a 40%-owned generics company in Brazil, and Teuto’s other shareholders have an option to sell their 60% stake in the company to us. Under the terms of our original agreement with Teuto’s other shareholders, 2016 was the final year in which the call and put options could be exercised. We and the other Teuto shareholders have agreed to extend the period in which the options can be exercised to June 30, 2017. Our investment in Teuto is accounted for under the equity method due to the significant influence we have over the operations of Teuto through our board representation, minority veto rights and 40% voting interest.
In the first quarter of 2016, we determined that we had an other-than-temporary decline in the value of Teuto, and, therefore, we recognized a loss of $50 million in Other (income)/deductions––net (see Note 4) related to our equity-method investment. The decline in value resulted from lower expectations as to the future cash flows to be generated by Teuto, primarily due to a slowdown in Brazilian economic conditions, which have been impacted by political risk, higher inflation, and the depreciation of the Brazilian Real.
In valuing our investment in Teuto, we used discounted cash flow techniques, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal, economic and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk.
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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. For up to a three-year period post-acquisition, we expect to incur costs of approximately $1 billion (not including costs of $215 million for full-year 2015 associated with the return of acquired IPR&D rights as described in the Current-Period Key Activities section of Notes to Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives in our 2016 Financial Report) associated with the integration of Hospira.
In 2016, we substantially completed previously disclosed cost-reduction initiatives begun in 2014 associated with our global commercial structure reorganization, manufacturing plant network rationalization and optimization initiatives, and additional cost-reduction/productivity initiatives across the enterprise.
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost reduction/productivity initiatives, which we expect to complete by the end of 2019. These initiatives will encompass all areas of our cost base and will include:

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Optimization of our manufacturing plant network to support IH and EH products and pipelines. During 2017-2019, we expect to incur costs of approximately $750 million related to this initiative. Through April 2, 2017, we incurred approximately $49 million associated with this initiative.

•
Activities in non-manufacturing related areas, which include further centralization of our corporate and platform functions, as well as other activities where opportunities are identified. During 2017-2019, we expect to incur costs of approximately $150 million related to this initiative. Through April 2, 2017, we incurred approximately $29 million associated with this initiative.

The costs expected to be incurred during 2017-2019, of approximately $900 million for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.
Current-Period Key Activities

For the three months ended April 2, 2017, we incurred costs of $78 million associated with the 2017-2019 program, $78 million associated with the integration of Hospira and $47 million associated with all other acquisition-related initiatives.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Restructuring charges(a):
Employee terminations	$19	$24
Asset impairments	24	1
Exit costs	2	4
Total restructuring charges	45	30
Transaction costs(b)	12	24
Integration costs(c)	101	87
Restructuring charges and certain acquisition-related costs	157	141
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	14	45
Research and development expenses	—	4
Total additional depreciation––asset restructuring	14	49
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	15	43
Selling, informational and administrative expenses	9	12
Research and development expenses	7	6
Total implementation costs	31	62
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$202	$252

(a)
In the three months ended April 2, 2017, restructuring charges are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as our acquisitions of Medivation and Anacor. In the three months ended April 3, 2016, restructuring charges are largely associated with cost-reduction and productivity initiatives not associated with acquisitions. In the three months ended April 2, 2017, Employee terminations represent the expected reduction of the workforce by approximately 150 employees, mainly in manufacturing, sales, research and corporate. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.

The restructuring charges for the three months ended April 2, 2017 are associated with the following:

•	IH ($9 million); EH ($18 million income); WRD/GPD ($10 million); manufacturing operations ($24 million); and Corporate ($19 million).
The restructuring charges for the three months ended April 3, 2016 are associated with the following:

•	IH ($9 million); EH ($3 million); WRD/GPD ($3 million); manufacturing operations ($14 million); and Corporate ($1 million).

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services, virtually all of which in the first quarter of 2017 are directly related to our acquisition of Medivation. Transaction costs in the first quarter of 2016 were primarily related to the terminated transaction with Allergan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the first quarter of 2017 and 2016, integration costs were primarily related to our acquisition of Hospira.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2016(a)	$1,547	$—	$36	$1,583
Provision	19	24	2	45
Utilization and other(b)	(159)	(24)	4	(179)
Balance, April 2, 2017(c)	$1,406	$—	$42	$1,449

(a)	Included in Other current liabilities ($863 million) and Other noncurrent liabilities ($720 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($718 million) and Other noncurrent liabilities ($731 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Interest income(a)	$(81)	$(113)
Interest expense(a)	309	306
Net interest expense	228	193
Royalty-related income(b)	(86)	(187)
Certain legal matters, net(c)	8	274
Net gains on asset disposals(d)	(132)	(9)
Loss on sale of HIS net assets(e)	37	—
Certain asset impairments(f)	12	131
Business and legal entity alignment costs(g)	21	51
Other, net(h)	(90)	(122)
Other (income)/deductions––net	$(1)	$330

(a)
Interest income decreased in the first quarter of 2017, primarily driven by a lower investment balance. Interest expense increased slightly in the first quarter of 2017, primarily as a result of higher interest rates on interest rate swaps associated with fixed rate debt, mostly offset by the retirement of high-coupon debt and the issuance of new low-coupon debt.

(b)
Royalty-related income decreased in the first quarter of 2017, primarily due to lower royalty income for Enbrel of $117 million, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by the addition of Xtandi royalty-related income of $35 million.

(c)	In the first quarter of 2016, primarily includes an accrual for a then unresolved legal matter and a settlement related to a patent matter.

(d)
In the first quarter of 2017, primarily includes gains on sales of investments in equity and debt securities (approximately $54 million), a gain on sale of property (approximately $48 million) and gains on sales/out-licensing of product and compound rights (approximately $42 million). In the first quarter of 2016, primarily includes gains on sales/out-licensing of product and compound rights (approximately $16 million).

(e)
In the first quarter of 2017, represents an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical.

(f)
In the first quarter of 2016, primarily includes an impairment loss of $81 million related to Pfizer’s 49%-owned equity-method investment with Hisun in China, Hisun Pfizer, and an impairment loss of $50 million related to Pfizer’s 40%-owned equity-method investment in Teuto. For additional information concerning Hisun Pfizer and Teuto, see Note 2D.

(g)
Represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(h)	In the first quarter of 2016, primarily includes, among other things, income of $116 million from resolution of a contract disagreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 20.8% for the first quarter of 2017, compared to 14.4% for the first quarter of 2016.
The higher effective tax rate for the first quarter of 2017 in comparison with the same period in 2016 was primarily due to:

•
the non-recurrence of benefits related to the final resolution of an agreement in principle reached in February 2016 and finalized in April 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our initial assessment in 2015 of the likelihood of prevailing on the technical merits of our tax position;

•	the non-recurrence of benefits associated with our Venezuela operations;

•
a decrease in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations; as well as

•	the tax impact on an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical, partially offset by:

•	the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•
With respect to Pfizer, the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2011-2013 are currently under audit. Tax years 2014-2017 are open, but not under audit. All other tax years are closed.

•
With respect to Hospira, the IRS is currently auditing tax years 2012-2013 and 2014 through short-year 2015. All other tax years are closed. The tax years under audit for Hospira are not considered material to Pfizer.

•	With respect to Anacor and Medivation, the open tax years are not considered material to Pfizer.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2010-2017), Japan (2015-2017), Europe (2011-2017, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2017, primarily reflecting Brazil) and Puerto Rico (2010-2017).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Foreign currency translation adjustments, net(a)	$(21)	$(14)
Unrealized holding gains/(losses) on derivative financial instruments, net	3	(36)
Reclassification adjustments for realized gains	(52)	(72)
	(49)	(108)
Unrealized holding gains on available-for-sale securities, net	38	17
Reclassification adjustments for realized losses	11	26
	48	43
Benefit plans: actuarial gains, net	—	—
Reclassification adjustments related to amortization	50	47
Reclassification adjustments related to settlements, net	12	9
Other	5	(1)
	66	55
Benefit plans: prior service costs and other, net	—	—
Reclassification adjustments related to amortization	(17)	(15)
Reclassification adjustments related to curtailments, net	(3)	(2)
Other	—	1
	(19)	(16)
Tax provision/(benefit) on other comprehensive income/(loss)	$25	$(41)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2016	$(6,659)	$348	$(131)	$(5,473)	$879	$(11,036)
Other comprehensive income/(loss)(a)	242	(201)	239	195	(32)	442
Balance, April 2, 2017	$(6,417)	$147	$108	$(5,278)	$847	$(10,594)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $7 million income for the first three months of 2017.

As of April 2, 2017, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments estimated to be reclassified into income within the next 12 months is $78 million, which is expected to be offset primarily by losses resulting from reclassification adjustments related to foreign currency exchange-denominated intercompany sales and gains related to available-for-sale securities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	April 2, 2017	December 31, 2016
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds and securities(b)	$297	$325
Available-for-sale debt securities(c)	13,236	18,632
Money market funds	1,706	1,445
Available-for-sale equity securities(c)	553	540
Derivative financial instruments in a receivable position(d):
Interest rate swaps	648	625
Foreign currency swaps	232	79
Foreign currency forward-exchange contracts	179	551
	16,852	22,198
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,857	1,242
Restricted stock and private equity securities, carried at cost or at equity-method(e), (f)	1,187	735
	3,044	1,977
Total selected financial assets	$19,896	$24,175
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$227	$148
Foreign currency swaps	1,396	1,374
Foreign currency forward-exchange contracts	143	143
	1,765	1,665
Other selected financial liabilities
Short-term borrowings:
Principal amount	7,678	10,674
Net fair value adjustments related to hedging and purchase accounting	10	24
Net unamortized discounts, premiums and debt issuance costs	(8)	(11)
Total short-term borrowings, carried at historical proceeds, as adjusted(e)	7,680	10,688
Long-term debt:
Principal amount	35,590	30,529
Net fair value adjustments related to hedging and purchase accounting	896	998
Net unamortized discounts, premiums and debt issuance costs	(156)	(130)
Total long-term debt, carried at historical proceeds, as adjusted(h)	36,330	31,398
	44,010	42,085
Total selected financial liabilities	$45,775	$43,750

(a)
We use a market approach in valuing financial instruments on a recurring basis. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 2% that use Level 1 inputs and money market funds measured at net asset value.

(b)
As of April 2, 2017, trading funds and securities are composed of $238 million of trading equity funds and $59 million of trading debt funds. As of December 31, 2016, trading funds and securities are composed of $236 million of trading equity funds and $89 million of trading debt funds. As of April 2, 2017 and December 31, 2016, trading equity funds of $53 million and $71 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $36 million as of April 2, 2017; and foreign currency forward-exchange contracts with fair values of $162 million as of December 31, 2016.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of April 2, 2017 or December 31, 2016. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)
Restricted stock as of April 2, 2017 is primarily composed of $428 million representing the value of 3.2 million shares of ICU Medical common stock received on February 3, 2017. See Note 2B for additional information. Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency swaps with fair values of $261 million and foreign currency forward-exchange contracts with fair values of $106 million as of April 2, 2017; and foreign currency swaps with fair values of $269 million and foreign currency forward-exchange contracts with fair values of $113 million as of December 31, 2016.

(h)
The fair value of our long-term debt (not including the current portion of long-term debt) was $40.4 billion as of April 2, 2017 and $34.9 billion as of December 31, 2016. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Long-term debt includes foreign currency long-term borrowings with fair values of $4.3 billion as of April 2, 2017, which are used as hedging instruments.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	April 2, 2017	December 31, 2016
Assets
Cash and cash equivalents	$986	$547
Short-term investments	10,503	15,255
Other current assets(a)	511	567
Long-term investments	7,346	7,116
Other noncurrent assets(b)	549	689
	$19,896	$24,175
Liabilities
Short-term borrowings, including current portion of long-term debt	$7,680	$10,688
Other current liabilities(c)	434	443
Long-term debt	36,330	31,398
Other noncurrent liabilities(d)	1,331	1,222
	$45,775	$43,750

(a)
As of April 2, 2017, derivative instruments at fair value include interest rate swaps ($159 million), foreign currency swaps ($195 million) and foreign currency forward-exchange contracts ($156 million) and, as of December 31, 2016, include interest rate swaps ($26 million), foreign currency swaps ($43 million) and foreign currency forward-exchange contracts ($497 million).

(b)
As of April 2, 2017, derivative instruments at fair value include interest rate swaps ($489 million), foreign currency swaps ($37 million) and foreign currency forward-exchange contracts ($23 million) and, as of December 31, 2016, include interest rate swaps ($599 million), foreign currency swaps ($36 million) and foreign currency forward-exchange contracts ($54 million).

(c)
As of April 2, 2017, derivative instruments at fair value include foreign currency swaps ($296 million) and foreign currency forward-exchange contracts ($138 million) and, as of December 31, 2016, include interest rate swaps ($1 million), foreign currency swaps ($300 million) and foreign currency forward-exchange contracts ($143 million).

(d)
As of April 2, 2017, derivative instruments at fair value include interest rate swaps ($226 million), foreign currency swaps ($1.1 billion) and foreign currency forward-exchange contracts ($5 million) and, as of December 31, 2016, include interest rate swaps ($147 million) and foreign currency swaps ($1.1 billion).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				April 2, 2017
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Corporate debt(a)	$2,418	$2,709	$1,567	$14	$6,708
Western European, Scandinavian and other government debt(b)	3,090	422	—	—	3,512
Western European, Scandinavian and other government agency debt(b)	875	137	—	—	1,012
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	556	—	—	—	556
Other asset-backed debt(c)	355	120	17	3	495
U.S. government debt	427	60	—	—	487
Supranational debt(b)	220	245	—	—	465
Held-to-maturity debt securities
Time deposits and other	1,505	—	3	—	1,509
Western European government debt(b)	348	—	—	—	348
Total debt securities	$9,795	$3,693	$1,587	$17	$15,092

(a)	Issued by a diverse group of corporations, with a significant concentration in the technology sector, all of which are investment-grade.

(b)	Issued by governments, government agencies or supranational entities, as applicable, all of which are high quality.

(c)
Includes receivable-backed,loan-backed, and mortgage-backed securities, all of which are high quality and in senior positions in the capital structure of the security. Receivable-backed securities are collateralized by credit cards receivables, loan-backed securities are collateralized by senior secured obligations of a diverse pool of companies or student loans, and mortgage-backed securities are collateralized by diversified pools of residential and commercial mortgages.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $4.1 billion as of April 2, 2017 and $5.8 billion as of December 31, 2016.

D. Long-Term Debt

The following table provides the principal amounts of senior unsecured long-term debt issued in the first quarter of 2017:
		As of April 2, 2017
(MILLIONS)	Maturity Date	Euro	U.S. Dollar
3-month EURIBOR + 0.20% floating rate notes (0% floor)	March 6, 2019	€1,250	$1,335
0.00% euro notes(a)	March 6, 2020	1,000	1,068
0.25% euro notes(a)	March 6, 2022	1,000	1,068
1.00% euro notes(a)	March 6, 2027	750	801
Total euro long-term debt issued in the first quarter of 2017(b)		€4,000	$4,271
4.20% notes(c)	March 17, 2047		1,065
Total long-term debt issued in the first quarter of 2017			$5,336

(a)
Redeemable at any time, in whole, or in part, at our option prior to 30 to 90 days of maturity date at the comparable German government bond rate, plus 0.15%; plus, in each case, accrued and unpaid interest. The fixed rate euro notes are also redeemable at our option, in whole, or in part, within 30 to 90 days of maturity date.

(b)The weighted average effective interest rate for the euro notes at issuance was 0.23%.

(c)	The notes, issued in U.S. dollars in Taiwan, are redeemable, at our option, in whole but not in part, on each March 17 on or after March 17, 2020.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the maturity schedule of our Long-term debt outstanding as of April 2, 2017:
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	After 2021	Total
Maturities	$3,235	$4,682	$1,422	$4,270	$22,721	$36,330

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of April 2, 2017, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $26.3 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.9 billion U.K. pound debt maturing in 2038.
We designate foreign currency forward-exchange contracts as cash flow hedges of a portion of our forecasted euro, Japanese yen, U.K. pound, Australian dollar, and Canadian dollar-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge. As of April 2, 2017, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted sales was $3.2 billion, with a pre-tax gain of $112 million deferred in Accumulated other comprehensive loss. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $96 million within the next 12 months into Cost of sales. In the first quarter of 2017, we recognized a $45 million gain as an offset to Cost of sales.

Interest Rate Risk

As of April 2, 2017, the aggregate notional amount of interest rate derivative financial instruments designated as fair value hedges was $14.9 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Three Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$88	$55	$46	$118
Foreign currency forward-exchange contracts	(3)	1	(96)	(328)	195	221
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	—	(2)	—	(12)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(141)	(1)	—	—	—	—
Foreign currency swaps	1	(23)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	—	(26)	—	—
Foreign currency long-term debt	—	—	(57)	—	—	—
	$(143)	$(25)	$(66)	$(311)	$242	$339

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of sales, included in Cost of sales in the condensed consolidated statements of income.

OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
Includes gains and losses attributable to derivative instruments designated and qualifying as fair value hedges (primarily interest rate swaps), as well as the offsetting gains and losses attributable to the hedged items in such hedging relationships.

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of April 2, 2017, the aggregate fair value of these derivative instruments that are in a net liability position was $837 million, for which we have posted collateral of $882 million in the normal course of business. If there had been a ratings downgrade, we would not have been required to post any collateral to our counterparties.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. As of April 2, 2017, we had $890 million due from a well-diversified, high quality group of technology sector companies around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request collateral payments depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of April 2, 2017, we received cash collateral of $242 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	April 2, 2017	December 31, 2016
Finished goods	$3,160	$2,293
Work-in-process	3,445	3,696
Raw materials and supplies	809	793
Inventories(a)	$7,415	$6,783
Noncurrent inventories not included above(b)	$665	$683

(a)
The change from December 31, 2016 reflects the build of inventory primarily for new product launches and to meet targeted levels for certain products, partially offset by inventory reductions in the normal course of business, including those related to demand.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	April 2, 2017			December 31, 2016
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$89,027	$(50,894)	$38,133	$83,390	$(49,650)	$33,740
Brands	2,096	(1,060)	1,037	2,092	(1,032)	1,060
Licensing agreements and other	1,871	(1,031)	840	1,869	(1,005)	864
	92,994	(52,985)	40,009	87,351	(51,687)	35,664
Indefinite-lived intangible assets
Brands and other	6,895		6,895	6,883		6,883
IPR&D(a)	5,522		5,522	10,101		10,101
	12,418		12,418	16,984		16,984
Identifiable intangible assets(b)	$105,411	$(52,985)	$52,427	$104,335	$(51,687)	$52,648

(a)
The decrease in IPR&D primarily reflects the transfer of $4.8 billion from IPR&D to Developed technology rights to reflect the approval of Eucrisa, partially offset by IPR&D acquired as part of the acquisition of AstraZeneca’s small molecule anti-infectives business (see Note 2A).

(b)
The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization, partially offset by assets acquired as part of the acquisition of AstraZeneca’s small molecule anti-infectives business (see Note 2A).

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	April 2, 2017
	IH	EH	WRD
Developed technology rights	68%	32%	—%
Brands, finite-lived	74%	26%	—%
Brands, indefinite-lived	71%	29%	—%
IPR&D	81%	12%	6%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for the first quarter of 2017 and $1.0 billion for the first quarter of 2016.
B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2016	$30,134	$24,315	$54,449
Additions(a)	3	68	71
Other(b)	171	(35)	136
Balance, April 2, 2017	$30,308	$24,348	$54,656

(a)
EH additions primarily relate to our acquisition of AstraZeneca’s small molecule anti-infectives business and is subject to change until we complete the valuation of assets acquired and liabilities assumed from AstraZeneca (see Note 2A).

(b)	Primarily reflects the impact of foreign exchange and an adjustment of our estimate of goodwill associated with the HIS net assets sold.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016
Net periodic benefit cost/(credit):
Service cost	$68	$63	$6	$5	$41	$42	$11	$10
Interest cost	162	134	14	12	50	60	23	22
Expected return on plan assets	(259)	(241)	—	—	(84)	(98)	(9)	(8)
Amortization of:
Actuarial losses	115	99	13	9	28	23	8	7
Prior service costs (credits)	2	1	—	—	(1)	—	(46)	(41)
Curtailments	5	2	—	—	—	—	(7)	(6)
Settlements	31	15	21	10	1	1	—	—
	$124	$73	$53	$35	$35	$27	$(21)	$(16)

As of and for the three months ended April 2, 2017, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the three months ended April 2, 2017	$1,000	$75	$49	$53
Expected contributions from our general assets during 2017(a)	$1,095	$152	$165	$188

(a)
Contributions expected to be made for are inclusive of amounts contributed during the three months ended April 2, 2017, including the $1.0 billion voluntary contribution that was made in January 2017 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended
(IN MILLIONS)	April 2, 2017	April 3, 2016
EPS Numerator––Basic
Income from continuing operations	$3,130	$3,048
Less: Net income attributable to noncontrolling interests	9	9
Income from continuing operations attributable to Pfizer Inc.	3,121	3,038
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,121	3,038
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$3,121	$3,038
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,121	$3,038
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	—
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,121	$3,038
EPS Denominator
Weighted-average number of common shares outstanding––Basic	6,006	6,150
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements(a)	86	75
Weighted-average number of common shares outstanding––Diluted(a)	6,092	6,225
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(b)	48	91

(a)
Amounts for the three months ended April 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, that requires, when applying the treasury stock method for shares that could be repurchased, that the assumed proceeds no longer include the amount of excess tax benefit (see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards included in our 2016 Financial Report).

(b)
These common stock equivalents were outstanding for the three months ended April 2, 2017 and April 3, 2016, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.
On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on February 6, 2017, we paid $5 billion to Citibank and received an initial delivery of approximately 126 million shares of our common stock from Citibank at a price of $31.73 per share, which represented, based on the closing price of our common stock on the NYSE on February 2, 2017, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of April 2, 2017, the common stock received is included in Treasury Stock. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2017, Citibank may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to Citibank, with the number of shares to be delivered or the amount of such payment, as well as the final average price per share, based on the difference between the volume-weighted average price, less a discount, of Pfizer’s common stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. At April 2, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

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

The principal pending matters to which we are a party are discussed below. In determining whether a pending matter is a principal matter, we consider both quantitative and qualitative factors in order to assess materiality, such as, among other things, the amount of damages and the nature of any other relief sought in the proceeding, if such damages and other relief are specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be, or is, a class action and, if not certified, our view of the likelihood that a class will be certified by the court; the jurisdiction in which

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the proceeding is pending; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters in which we are the plaintiff, we consider, among other things, the financial significance of the product protected by the patent. As a result of considering qualitative factors in our determination of principal matters, there are some matters discussed below with respect to which management believes that the likelihood of possible loss in excess of amounts accrued is remote.

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other countries. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products. We may also become involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our subsidiary, Hospira, is involved in patent and patent-related disputes over its attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, Wyeth) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited (collectively, Sun), in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Alembic and Sun, each seeking approval to market generic versions of bosutinib. Both Alembic and Sun are challenging patents, which expire in 2026, covering polymorphic forms of bosutinib and methods of treating chronic myelogenous leukemia. In March 2017, Wyeth brought a patent-infringement action against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, MSN), in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed with the FDA by MSN, seeking approval to market a generic version of bosutinib, and challenging a patent expiring in 2026 covering polymorphic forms of bosutinib.
EpiPen
In July 2010, King, which we acquired in 2011 and is a wholly-owned subsidiary, brought a patent-infringement action against Sandoz in the U.S. District Court for the District of New Jersey in connection with Sandoz’s abbreviated new drug application filed with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Flector Patch (diclofenac)
In October 2015, the owners (Teikoku Seiyaku Co., Ltd. and Altergon SA) of a patent covering Pfizer's Flector Patch product, along with the New Drug Application holder (IBSA Institut Biochemique SA), brought a patent-infringement action against Actavis Laboratories UT, Inc. in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed by Actavis Laboratories UT, Inc. with the FDA requesting approval to launch a generic version of Flector Patch prior to the 2019 expiration of the patent. In August 2016, Pfizer subsidiary Alpharma Pharmaceuticals LLC was added as a plaintiff to the lawsuit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In August 2016, Par Sterile Products, LLC (Par) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In September 2016, Hospira filed suit against Par in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents that are the subject of the lawsuit. In December 2016, the case was stayed pending the outcome of Hospira’s suit against Amneal (including all appeals).
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

In December 2014, Mylan Pharmaceuticals, Inc. (Mylan Pharmaceuticals) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In January 2015, we filed an action against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. In January 2017, the District Court issued a verdict finding that the five patents that are the subject of the lawsuit are valid and infringed.

In December 2016, Torrent Pharmaceuticals, Ltd. (Torrent) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In February 2017, we filed an action against Torrent in the U.S. District Court for the District of Delaware, asserting the infringement of the same five patents that are the subject of the action against Mylan Pharmaceuticals.

Xeljanz (tofacitinib)
In February 2017, we brought a patent-infringement action against MicroLabs USA Inc. and MicroLabs Ltd. (collectively, MicroLabs) in the U.S. District Court for the District of Delaware asserting the infringement and validity of three patents

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

challenged by MicroLabs in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets. Of the three patents that are the subject of the lawsuit, one covers the active ingredient and expires in December 2020, the second covers an enantiomer of tofacitinib and expires in 2022, and the third covers a polymorphic form of tofacitinib and expires in 2023. Three other patents for Xeljanz expiring in December 2020 have not been challenged by MicroLabs.

Separately, also in February 2017, we brought a patent-infringement action against Sun Pharmaceutical Industries Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering a polymorphic form of tofacitinib, expiring in 2023, that was challenged by Sun Pharmaceutical Industries Ltd. in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 11 mg extended release tablets.

In March 2017, we brought a patent infringement action against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) in the U.S. District Court for the District of Delaware asserting the infringement and validity of the same three patents that are the subject of the action against MicroLabs, which Zydus challenged in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets.

Also in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A and Laboratorios Del Dr. Esteve, S.A. (collectively Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets.

Xtandi (enzalutamide)
In December 2016, Medivation and Medivation Prostate Therapeutics, Inc. (collectively, the Medivation Group); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc. (collectively, Astellas); and The Regents of the University of California filed patent-infringement suits in the U.S. District Court for the District of Delaware against Actavis Laboratories FL, Inc. and Actavis LLC (collectively, Actavis); and Zydus; and Apotex Inc. and Apotex Corp. (collectively, Apotex) in connection with those companies’ respective abbreviated new drug applications filed with the FDA for approval to market generic versions of enzalutamide. The generic manufacturers are challenging patents, which expire as early as 2026, covering enzalutamide and treatments for prostate cancer.

Matters Involving Our Collaboration/Licensing Partners

Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca PLC (AstraZeneca) to market in the U.S. the OTC version of Nexium (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and subsequently Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo), Lupin Limited and, in October 2015, Dr. Reddy’s Laboratories, Inc. & Ltd. (Dr. Reddy’s) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. From November 2014 through November 2015, AstraZeneca filed actions against each of Actavis Laboratories FL, Inc., Andrx, Perrigo, Lupin Limited and Dr. Reddy’s in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. In March 2017, the cases against Actavis and Andrx were settled on terms not material to Pfizer. We are not a party to AstraZeneca’s patent-infringement actions.

Toviaz (fesoterodine)––Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories filed petitions with the U.S. Patent & Trademark Office requesting Inter Partes Reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. The patents are owned by UCB, and we have an exclusive, worldwide license to market Toviaz from UCB. In July 2016, the Patent Trial and Appeal Board agreed to institute Inter Partes Reviews of all five patents. Amerigen Pharmaceuticals Limited, Alembic Pharmaceuticals Limited and Torrent Pharmaceuticals Limited have joined the Inter-Partes Reviews.

Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. The patents currently are set to expire in 2019, 2023, and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2023 patent, and one generic company challenged all three patents.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actions In Which We Are The Defendant
Inflectra (infliximab-dyyb)
In March 2015, Janssen and New York University, together, brought a patent-infringement action in the U.S. District Court for the District of Massachusetts against Hospira, Celltrion Healthcare Co. Ltd. and Celltrion Inc. alleging that infliximab-dyyb, to be marketed by Hospira in the U.S. under the brand name Inflectra, would infringe six patents relating to infliximab, its manufacture and use. Claims with respect to four of the patents have since been dismissed by the plaintiffs, leaving two patents at issue in the ongoing action: the infliximab antibody patent and a patent relating to cell culture media. In August 2016, the U.S. District Court for the District of Massachusetts ruled that the antibody patent was invalid, and Janssen has appealed that ruling to the Court of Appeals for the Federal Circuit.
A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of April 2, 2017, approximately 56,300 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

Numerous lawsuits are pending against Pfizer in various federal and state courts seeking damages for alleged personal injury from exposure to products allegedly containing asbestos and other allegedly hazardous materials sold by Pfizer and certain of its previously owned subsidiaries.
There also are a small number of lawsuits pending in various federal and state courts seeking damages for alleged exposure to asbestos in facilities owned or formerly owned by Pfizer or its subsidiaries.

Effexor

•	Personal Injury Actions
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Effexor. Among other types of actions, the Effexor personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Effexor by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages. In August 2013, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Effexor (Venlafaxine Hydrochloride) Products Liability Litigation MDL-2458) in the U.S. District Court for the Eastern District of Pennsylvania. Almost all plaintiffs have voluntarily dismissed their actions. The Multi-District Litigation, as well as the coordinated state court proceedings in California, has been administratively stayed.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement but declined to dismiss the other direct purchaser plaintiff claims. In January 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payer plaintiffs, which plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit. Motions to dismiss remain pending as to the end-payer plaintiffs’ remaining claims.

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

In September 2013 and 2014, the District Court dismissed with prejudice the claims by direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other Multi-District Litigation plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the U.S. Court of Appeals for the Third Circuit.

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
In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Lipitor (Atorvastatin Calcium) Marketing, Sales Practices and Products Liability Litigation (No. II) MDL-2502) in the U.S. District Court for the District of South Carolina. In 2016, certain cases in the Multi-District Litigation were remanded to federal courts in California and certain state courts. In January 2017, the District Court granted our motion for summary judgment, dismissing substantially all of the remaining cases pending in the Multi-District Litigation. In January 2017, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit.

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
In April 2016, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In Re: Viagra (Sildenafil Citrate) Products Liability Litigation, MDL-2691) in the U.S. District Court for the Northern District of California. In December 2016, federal actions filed against Lilly and filed against both us and Lilly, were transferred for coordinated pre-trial proceedings to the Multi-District Litigation (In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation, MDL-2691).
Chantix/Champix
Beginning in December 2008, purported class actions were filed against us in the Ontario Superior Court of Justice (Toronto Region), the Superior Court of Quebec (District of Montreal), the Court of Queen’s Bench of Alberta, Judicial District of Calgary, and the Superior Court of British Columbia (Vancouver Registry) on behalf of all individuals and third-party payers in Canada who have purchased and ingested Champix or reimbursed patients for the purchase of Champix. Each of these actions asserts claims under Canadian product liability law, including with respect to the safety and efficacy of Champix and, on behalf of the putative class, seeks monetary relief, including punitive damages. In June 2012, the Ontario Superior Court of Justice certified the Ontario proceeding as a class action, defining the class as consisting of the following: (i) all persons in Canada who ingested Champix during the period from April 2, 2007 to May 31, 2010 and who experienced at least one of a number of specified neuropsychiatric adverse events; (ii) all persons who are entitled to assert claims in respect of Champix pursuant to Canadian legislation as the result of their relationship with a class member; and (iii) all health insurers who are entitled to assert claims in respect of Champix pursuant to Canadian legislation. The Ontario Superior Court of Justice certified the class against Pfizer Canada Inc. only and ruled that the action against Pfizer should be stayed until after the trial of the issues that are common to the class members. The actions in Quebec, Alberta and British Columbia have been stayed in favor of the Ontario action, which was proceeding on a national basis. In April 2017, the Ontario Superior Court issued an order granting plaintiffs’ motion for voluntary discontinuance of the Ontario action, with the discontinuance to come into effect in 60 days from the date the order was issued.

Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In November 2015, the District Court denied in part and granted in part our motion to dismiss the direct purchasers’ amended complaint. In February 2016, the District Court denied in part and granted in part our motion to dismiss the end-payers’ amended complaint, and in August 2016, the District Court dismissed substantially all of the end-payer’s remaining claims. In February 2017, the District Court dismissed with prejudice all of the end-payers’ claims. In March 2017, the end-payers appealed the District Court’s order dismissing their claims with prejudice to the U.S. Court of Appeals for the Fourth Circuit.
Intravenous Solutions
Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Hospira, Hospira Worldwide, Inc. and certain other defendants relating to intravenous saline solution. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, which includes intravenous saline solution, to ICU Medical. The litigation is the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Separately, in April 2017, Pfizer, Hospira and an employee of Pfizer received grand jury subpoenas issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoenas seek documents related to the sale, manufacture, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. The Department of Justice investigation is also the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement. In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira for similar information. Hospira has produced records to the New York Attorney General and will coordinate with ICU Medical to produce records to the New York Attorney General as appropriate going forward, and Hospira and Pfizer will coordinate with ICU Medical to produce records to the Department of Justice.
Xtandi
In April 2014, the Regents of the University of California (the Regents) filed a complaint against the Medivation Group in California Superior Court in San Francisco. Medivation was acquired by Pfizer in September 2016 and is now a wholly-owned subsidiary of Pfizer. The Regents’ complaint seeks a 10% share, under a license agreement between the Medivation Group and the Regents, of certain payments the Medivation Group receives with respect to Xtandi under the Medivation Group’s sub-licensing and collaboration agreement with Astellas. Trial is scheduled to commence in May 2017.
Hormone Therapy Consumer Class Action
A certified consumer class action is pending against Wyeth in the U.S. District Court for the Southern District of California based on the alleged off-label marketing of its hormone therapy products. The case was originally filed in December 2003. The class consists of California consumers who purchased Wyeth’s hormone-replacement products between January 1995 and January 2003 and who do not seek personal injury damages therefrom. The class seeks compensatory and punitive damages, including a full refund of the purchase price.
Eliquis
A number of individual and multi-plaintiff lawsuits have been filed against us and Bristol-Myers Squibb Company in various federal and state courts pursuant to which plaintiffs seek to recover for personal injuries, including wrongful death, due to bleeding as a result of the alleged ingestion of Eliquis. Plaintiffs seek compensatory and punitive damages.
In February 2017, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In Re: Eliquis (Apixaban) Products Liability Litigation MDL-2754) in the U.S. District Court for the Southern District of New York.

EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by direct and indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan N.V., and Mylan N.V. Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who directly purchased or paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. Against Pfizer and/or its affiliates, plaintiffs generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust or consumer protection laws. At least one lawsuit also alleges that Pfizer and/or Mylan N.V. violated the federal Racketeer Influenced and Corrupt Organizations Act. Plaintiffs also filed various consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan Pharmaceuticals regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2009 on behalf of the putative indirect purchaser class and since 2013 on behalf of the putative direct purchaser class.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Monsanto-Related Matters
In 1997, Monsanto Company (Former Monsanto) contributed certain chemical manufacturing operations and facilities to a newly formed corporation, Solutia Inc. (Solutia), and spun off the shares of Solutia. In 2000, Former Monsanto merged with Pharmacia & Upjohn Company to form Pharmacia. Pharmacia then transferred its agricultural operations to a newly created subsidiary, named Monsanto Company (New Monsanto), which it spun off in a two-stage process that was completed in 2002. Pharmacia was acquired by Pfizer in 2003 and is a wholly-owned subsidiary of Pfizer.
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

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, lodged a complaint and consent decree with the federal District Court for the District of New Jersey that will allow Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. We have accrued for the estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Phenytoin Sodium Capsules
In 2012, Pfizer sold the U.K. Marketing Authorisation for phenytoin sodium capsules to a third party, but retained the right to supply the finished product to that third party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws. In December 2016, the CMA imposed a £84.2 million fine on Pfizer and Pfizer Limited. Pfizer appealed the CMA Decision to The Competition Appeal Tribunal in February 2017.

Civil Investigative Demand relating to Pharmacy Benefit Managers
In March 2016, Pfizer received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York related to Pfizer’s contractual relationships with pharmacy benefit managers with respect to certain pharmaceutical products over the period from January 1, 2006 to the present. We have been providing information to the government in response to this Civil Investigative Demand.

Subpoenas relating to Copayment Assistance Organizations
In December 2015 and July 2016, Pfizer received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to the Patient Access Network Foundation and other 501(c)(3) organizations that provide financial assistance to Medicare patients. We have been providing information to the government in response to these subpoenas.
Intravenous Solutions
See Note 12A2. Legal Proceedings––Product Litigation––Intravenous Solutions above for information regarding government investigations related to sales of intravenous solution products.
B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 2, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.
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
We regularly review our segments and the approach used by management for performance evaluation and resource allocation.

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

EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars, select branded products including anti-infectives and, through February 2, 2017, HIS. EH also includes an R&D organization, as well as our contract manufacturing business.

Leading brands include:
- Prevnar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Viagra (U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil and
  Centrum)
Leading brands include: - Lipitor - Premarin family - Norvasc - Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries) - Celebrex - Pristiq - Several sterile injectable products
Other Costs and Business Activities

Certain pre-tax costs are not allocated to our operating segment results, such as costs associated with the following:

•
WRD, which is generally responsible for research projects for our IH business until proof-of-concept is achieved and then for transitioning those projects to the IH segment via the GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including EH R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

•
GPD, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects.

•
Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments. Effective in the first quarter of 2017, Corporate also includes the costs associated with our Pfizer Medical organization (Medical), previously reported as part of Other Business Activities. Medical is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations.

•
Other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment as business unit (segment) management does not manage these costs, (which include manufacturing variances associated with production).

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, which are substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $169 billion as of April 2, 2017 and approximately $172 billion as of December 31, 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Reportable Segments:
IH(b)	$7,415	$7,033	$4,649	$4,103
EH(c)	5,364	5,972	3,006	3,659
Total reportable segments	12,779	13,005	7,655	7,762
Other business activities(d), (e)	—	—	(688)	(668)
Reconciling Items:
Corporate(e)	—	—	(1,344)	(1,390)
Purchase accounting adjustments(e)	—	—	(1,172)	(1,153)
Acquisition-related costs(e)	—	—	(124)	(116)
Certain significant items(f)	—	—	(157)	(638)
Other unallocated	—	—	(219)	(235)
	$12,779	$13,005	$3,951	$3,561

(a)	Income from continuing operations before provision for taxes on income.

(b)
Medivation’s and Anacor’s commercial operations are included in IH’s operating results in our condensed consolidated statements of income, commencing from their respective acquisition dates of September 28, 2016 and June 24, 2016. Therefore, our results of operations, and IH’s operating results, for the first quarter of 2016 do not include financial results from Medivation or Anacor. In connection with the formation in early 2016 of the GPD organization, beginning in the second quarter of 2016, certain development-related functions transferred from IH to GPD. We have reclassified approximately $76 million of costs from IH to GPD in the first quarter of 2016.

(c)
On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, financial results for EH for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results for EH for the first quarter of 2016 reflect three months of legacy HIS global operations. The financial results of AstraZeneca’s small molecule anti-infectives business, which is primarily outside the U.S., are included in our condensed consolidated financial statements commencing from the acquisition date of December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations. Therefore, in accordance with our international reporting period, our condensed consolidated statement of income and EH’s operating results for the first quarter of 2017 reflect approximately two months of legacy AstraZeneca small molecule anti-infectives business international operations, which were immaterial.

(d)
Other business activities includes the costs managed by our WRD and GPD organizations. Effective in the first quarter of 2017, Medical, previously reported as part of Other Business Activities, was reclassified to Corporate. We have reclassified approximately $27 million of costs from Other Business Activities to Corporate in the first quarter of 2016 to conform to the current period presentation.

(e)	For a description, see the “Other Costs and Business Activities” section above.

(f)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the first quarter of 2017, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $78 million, (ii) charges for certain legal matters of $8 million, (iii) an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $37 million, (iv) charges for business and legal entity alignment of $21 million and (v) other charges of $13 million. For additional information, see Note 2B, Note 3 and Note 4.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following table provides revenues by geographic area(a):
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
U.S.	$6,637	$6,661	—
Developed Europe(b)	2,021	2,346	(14)
Developed Rest of World(c)	1,554	1,516	3
Emerging Markets(d)	2,567	2,482	3
Revenues	$12,779	$13,005	(2)

(a)
Medivation’s and Anacor’s commercial operations are included in our condensed consolidated statements of income, commencing from their respective acquisition dates of September 28, 2016 and June 24, 2016. Therefore, our results of operations for the first quarter of 2016 do not include financial results from Medivation or Anacor. On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The commercial operations of HIS are included in our condensed consolidated statements of income through February 2, 2017 and, therefore, our financial results for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results in our condensed consolidated statements of income for the first quarter of 2016 reflect three months of legacy HIS global operations.

(b)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.6 billion and $1.8 billion in the first quarter of 2017 and 2016, respectively.

(c)	Developed Rest of World region includes the following markets: Japan, Canada, Australia, South Korea and New Zealand.

(d)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
PFIZER INNOVATIVE HEALTH (IH)(a)	$7,415	$7,033
Internal Medicine	$2,377	$2,124
Lyrica IH(b)	1,131	1,011
Eliquis alliance revenues and direct sales	564	373
Viagra IH(c)	249	300
Chantix/Champix	239	220
Toviaz	63	64
BMP2	62	51
All other Internal Medicine	69	105
Vaccines	$1,465	$1,570
Prevnar 13/Prevenar 13	1,392	1,509
All other Vaccines	73	62
Oncology	$1,347	$1,001
Ibrance	679	429
Sutent	250	278
Xalkori	142	139
Xtandi alliance revenues	131	—
Inlyta	85	101
All other Oncology	61	55
Inflammation & Immunology (I&I)	$871	$947
Enbrel (Outside the U.S. and Canada)	588	733
Xeljanz	250	197
Eucrisa	9	—
All other I&I	24	17
Rare Disease	$507	$568
BeneFIX	149	185
Refacto AF/Xyntha	130	129
Genotropin	104	125
Somavert	56	55
All other Rare Disease	67	75
Consumer Healthcare	$848	$822
PFIZER ESSENTIAL HEALTH (EH)(d)	$5,364	$5,972
Legacy Established Products (LEP)(e)	$2,606	$2,800
Lipitor	404	411
Norvasc	228	236
Premarin family	228	256
Relpax	82	78
EpiPen	81	97
Zithromax	79	80
Xalatan/Xalacom	77	89
Zoloft	68	79
Effexor	66	70
Xanax	55	52
All other LEP	1,238	1,352
Sterile Injectable Pharmaceuticals (SIP)(f)	$1,552	$1,524
Sulperazon	122	96
Medrol	120	113
Tygacil	74	76
Fragmin	71	78
Precedex	64	69
All other SIP	1,100	1,092

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Peri-LOE Products(g)	$822	$1,090
Celebrex	175	172
Lyrica EH(b)	141	218
Pristiq	116	178
Vfend	107	156
Viagra EH(c)	89	96
Zyvox	77	127
Revatio	65	66
All other Peri-LOE Products	53	76
Biosimilars(h)	$105	$66
Inflectra/Remsima	78	36
All other Biosimilars	27	30
Pfizer CentreOne(i)	$182	$188
Hospira Infusion Systems (HIS)(j)	$97	$304
Revenues	$12,779	$13,005

Total Lyrica(b)	$1,271	$1,229
Total Viagra(c)	$339	$396
Total Alliance revenues	$656	$360

(a)
The IH business encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare and includes all legacy Medivation and Anacor commercial operations. Medivation’s and Anacor’s commercial operations are included in IH’s operating results in our consolidated statements of income, commencing from their respective acquisition dates of September 28, 2016 and June 24, 2016. Therefore, our first-quarter 2016 results of operations, and IH’s operating results, do not include financial results from Medivation or Anacor. Through December 31, 2016, includes Duavive/Duavee and Viviant (recorded in All other Internal Medicine in 2016), which were transferred from Innovative Health to Essential Health effective January 1, 2017 (recorded in All other LEP (EH) beginning January 1, 2017), in order to align these products with our management of the women’s health portfolio within EH.

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

(d)
The EH business encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, HIS (through February 2, 2017), Biosimilars and Pfizer CentreOne and includes all legacy Hospira commercial operations. On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in EH’s operating results through February 2, 2017, and, therefore, financial results for EH for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results for EH for the first quarter of 2016 reflect three months of legacy HIS global operations.

(e)
Legacy Established Products primarily include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products). Effective January 1, 2017, All other LEP includes Duavive/Duavee and Viviant, which were transferred from Innovative Health (recorded in All other Internal Medicine (IH) in 2016), in order to align these products with our management of the women’s health portfolio within EH. See note (a) above.

(f)	Sterile Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).

(g)
Peri-LOE Products include products that have recently lost or are anticipated to soon lose patent protection. These products include: Lyrica in Europe, Russia, Turkey, Israel and Central Asia; Viagra in all countries (excluding the U.S. and Canada); and worldwide revenues for Celebrex, Pristiq, Zyvox, Vfend, Revatio and Inspra.

(h)
Biosimilars include Inflectra/Remsima (biosimilar infliximab) in the U.S. and certain international markets, Nivestim (biosimilar filgrastim) in certain European, Asian and Africa/Middle East markets and Retacrit (biosimilar epoetin zeta) in certain European and Africa/Middle East markets.

(i)
Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements, including with Zoetis.

(j)
HIS (through February 2, 2017) includes Medication Management Systems products composed of infusion pumps and related software and services, as well as IV Infusion Products, including large volume IV solutions and their associated administration sets.

We performed certain reclassifications, primarily within Pfizer CentreOne, to conform to the current period presentation.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of April 2, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended April 2, 2017 and April 3, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 11, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 44

This section provides information about the following: Our Business; our performance during the first quarter of 2017 and 2016; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2017.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 56
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 59
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Discussion	Beginning on page 60
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 63
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 67
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 70
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 70
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 75
This section provides a discussion of the performance of each of our operating segments.
●	Selected Balance Sheet Information by Operating Segment	Beginning on page 80
This section provides a discussion of certain balance sheet accounts by Operating Segment.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 80
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 81
This section provides a discussion of changes in certain balance sheet accounts, including Accumulated other comprehensive loss.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 82
This section provides an analysis of our cash flows for the first three months of 2017 and 2016.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 83

This section provides an analysis of selected measures of our liquidity and of our capital resources as of April 2, 2017 and December 31, 2016, as well as a discussion of our outstanding debt and other commitments that existed as of April 2, 2017 and December 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 87
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 90

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

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	April 2, 2017	April 3, 2016	% Change
Revenues	$12,779	$13,005	(2)

Cost of sales	2,470	2,851	(13)
% of revenues	19.3%	21.9%

Selling, informational and administrative expenses	3,308	3,385	(2)
% of revenues	25.9%	26.0%

Research and development expenses	1,708	1,731	(1)
% of revenues	13.4%	13.3%

Amortization of intangible assets	1,186	1,006	18
% of revenues	9.3%	7.7%

Restructuring charges and certain acquisition-related costs	157	141	11
% of revenues	1.2%	1.1%

Other (income)/deductions––net	(1)	330	*
Income from continuing operations before provision for taxes on income	3,951	3,561	11
% of revenues	30.9%	27.4%

Provision for taxes on income	821	513	60
Effective tax rate	20.8%	14.4%

Income from continuing operations	3,130	3,048	3
% of revenues	24.5%	23.4%

Discontinued operations––net of tax	—	—	—

Net income before allocation to noncontrolling interests	3,130	3,048	3
% of revenues	24.5%	23.4%

Less: Net income attributable to noncontrolling interests	9	9	(8)
Net income attributable to Pfizer Inc.	$3,121	$3,038	3
% of revenues	24.4%	23.4%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.52	$0.49	6
Net income attributable to Pfizer Inc. common shareholders	$0.52	$0.49	6

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.49	6
Net income attributable to Pfizer Inc. common shareholders	$0.51	$0.49	6

Cash dividends paid per common share	$0.32	$0.30	7
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

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). For additional information, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Our Strategy––Commercial Operations” section of this MD&A below.

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2016 Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, the ability to replenish innovative biopharmaceutical products, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and of our 2016 Financial Report and Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three months ended February 26, 2017 and February 28, 2016. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended April 2, 2017 and April 3, 2016.

References to developed and emerging markets in this MD&A include:
Developed markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand

Emerging markets (includes, but is not limited to)	Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey
References to operational variances in this MD&A pertain to period-over-period growth rates that exclude the impact of foreign exchange. The operational variances are determined by multiplying or dividing, as appropriate, our current period U.S. dollar results by the current period average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the prior-year period average foreign exchange rates. Although exchange rate changes are part of our business, they are not within our control. Exchange rate changes, however, can mask positive or negative trends in the business; therefore, we believe presenting operational variances provides useful information in evaluating the results of our business.

Our significant business development activities include:

•
On February 3, 2017, we completed the sale of Pfizer’s global infusion therapy net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. At closing, we received 3.2 million newly issued shares of ICU Medical common stock, which we valued at approximately $428 million, a promissory note in the amount of $75 million and net cash of approximately $200 million before customary adjustments for net working capital. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. The operating results of HIS are included in the condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, financial results for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results for the first quarter of 2016 reflect three months of legacy HIS global operations. Assets and liabilities associated with HIS are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). The total fair value of the consideration transferred for this business was approximately $555 million in cash plus contingent consideration of $490 million. Of this cash consideration, approximately $3 million was not paid as of April 2, 2017, and was recorded in Other current liabilities. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our condensed consolidated financial statements for the first quarter of 2017 reflect approximately two months of legacy AstraZeneca small molecule anti-infectives business international operations, which were immaterial.

•
On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, approximately $365 million was not paid as of April 2, 2017, and was recorded in Other current liabilities. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation. As a result, legacy Medivation operations are reflected in our results of operations, IH’s operating results, and cash flows for the first quarter of 2017, but not for the first quarter of 2016.

•
On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor. As a result, legacy Anacor operations are reflected in our results of operations, IH’s operating results, and cash flows for the first quarter of 2017, but not for the first quarter of 2016.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment and the “Our Strategy” and “Our Business Development Initiatives” sections of this MD&A below.

Our First Quarter 2017 Performance

Revenues––First Quarter 2017

Revenues in the first quarter of 2017 decreased 2% compared to the same period in 2016, which reflects an operational decrease of 1%, and an unfavorable impact of foreign exchange of 1%.

Compared to the first quarter of 2016, revenues for the first quarter of 2017 were unfavorably impacted by approximately $300 million as a result of one less selling day in the U.S. and two fewer selling days in international markets. This imbalance in selling days will result in one less U.S. selling day and one less international selling day in full-year 2017, as compared to 2016.

The following provides an analysis of the 2017 revenue decline:
(MILLIONS OF DOLLARS)

Revenues, for the three months ended April 3, 2016	$13,005

Acquisition-related growth
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	131

Disposition-related impact
Approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to three months of legacy HIS global operations in the same period in 2016	(207)

Operational growth/(decline)
Growth from key brands, including Ibrance and Eliquis (globally), Lyrica (IH) and Xeljanz (both primarily in the U.S.), as well as growth in the Pfizer Sterile Injectable Pharmaceuticals portfolio and Biosimilars	706
Decline from the Peri-LOE Products portfolio and the Legacy Established Products portfolio, as well as lower revenues for Enbrel (in most developed Europe markets), Prevnar 13/Prevenar 13 (globally) and Viagra (IH) (in the U.S.)	(688)
Other operational factors, net	(53)
Operational decline, net	(110)

Operational revenues	12,895
Unfavorable impact of foreign exchange	(116)
Revenues, for the three months ended April 2, 2017	$12,779
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Overview” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income––First Quarter 2017
The following provides an analysis of the increase in Income from continuing operations before provision for taxes on income for the first quarter of 2017:

(MILLIONS OF DOLLARS)
Income from continuing operations before provision for taxes on income, for the three months ended April 3, 2016	$3,561

Unfavorable change in revenues	(226)

Favorable changes:
Lower Cost of sales(a)	381
Lower certain legal matters, net(b)	266
Higher net gains on asset disposals(b)	123
Lower certain asset impairments(b)	119
Lower Selling, informational and administrative expenses(c)	76
Lower Research and development expenses(d)	23
Unfavorable changes:
Higher Amortization of intangible assets(e)	(180)
Lower royalty-related income(b)	(101)
Loss on sale of HIS net assets(b)	(37)
All other items	(54)
Income from continuing operations before provision for taxes on income, for the three months ended April 2, 2017	$3,951

(a)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(b)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net.

(c)	See the “Costs and Expenses––Selling, Informational and Administrative Expenses ” section of this MD&A.

(d)	See the “Costs and Expenses––Research and Development Expenses” section of this MD&A.

(e)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
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
As a result of a patent litigation settlement with several generic manufacturers, generic versions of Pristiq launched in the U.S. in March 2017. See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2016 Financial Report for additional information about (i) recent losses and expected losses of product exclusivity in the U.S., Europe or Japan impacting product revenues and (ii) recent losses of collaboration rights impacting alliance revenues.

We expect to lose exclusivity for various other products in various markets over the next few years, including, among others, Viagra in the U.S. in December 2017 and the expiration of the basic product patent for Lyrica in the U.S. in December 2018. For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2016 Form 10-K.

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

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2016 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•	$58 million in the first quarter of 2017 and $96 million in the first quarter of 2016, recorded as a reduction to Revenues related to the Medicare “coverage gap” discount provision; and

•
$37 million in the first quarter of 2017 and $32 million in the first quarter of 2016, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

Governments, MCOs and other payer groups continue to seek increasing discounts on our products through a variety of means, such as leveraging their purchasing power, implementing price controls, and demanding price cuts (directly or by rebate actions). In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to patients and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global economic pressures. In the U.S., a primary government activity with implications for pharmaceutical pricing is deficit reduction. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations. Significant Medicare reductions could also result if Congress proceeds with certain proposals to convert the Medicare fee-for-service program into a premium support program, or if it chooses to implement the recommendations made annually by the Medicare Payment Advisory Commission, which are primarily intended to extend the fiscal solvency of the Medicare program. Similar reductions to Medicare spending could result if the threshold for action by the Independent Payment Advisory Board (IPAB) is reached, and the Secretary of the Department of Health and Human Services (to whom responsibility for developing savings proposals specified in the ACA is likely to default in the absence of a seated IPAB) is required to identify savings.
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

Adoption of other new legislation at the federal or state level could further affect demand for, or pricing of, our products. In 2017, we may face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, including through the American Health Care Act of 2017, which was approved by the U.S. House of Representatives in May 2017. The U.S. Senate has indicated that it will use the American Health Care Act as a starting point for its own ACA repeal and replacement bill, the final form of which is uncertain, as is its likelihood of passage. Although the revenues generated for Pfizer by the Medicaid expansion and health insurance exchanges under the ACA have been exceeded by the new rebates, discounts, and taxes, there is no assurance that repeal or replacement of the ACA will not adversely affect our business and financial results, particularly if replacement legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business. We will continue to work with law makers and advocate for solutions that effectively improve patient health outcomes and lower costs to the healthcare system.

The potential for additional pricing and access pressures in the commercial sector continues to be significant. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA to be imposed in 2020, are already scaling back healthcare benefits and an increasing number are implementing high deductible benefit designs. This is a trend that is likely to continue, especially if proposals to limit the tax exclusion for employer sponsored health insurance ultimately become law. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. Pricing pressures for our products may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
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

Outside the U.S., governments, including the different EU Member States, may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, value-based pricing, and international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries). This international patchwork of price regulation and differing economic conditions and assessments of value across countries has led to different prices in different countries and some third-party trade in our products between countries.
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

In addition, several important multilateral organizations, such as the United Nations (UN) and the Organization for Economic Cooperation and Development (OECD), are increasing policy pressures and scrutiny of international pharmaceutical pricing through issuing reports and policy recommendations (e.g., 2016 UN High Level Panel Report on Access to Medicines and 2017 OECD Report on New Health Technologies––Managing Access, Value and Sustainability). Government adoption of these recommendations may lead to additional pricing pressures.

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

For additional information, see the “Regulatory Environment––Pipeline Productivity” and “Competition” sections of our 2016 Financial Report.

The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally.

•
Governments, corporations, and insurance companies, which provide insurance benefits to patients, have implemented increases in cost-sharing and restrictions on access to medicines, potentially causing patients to switch to generic products, delay treatments, skip doses or use less effective treatments. Government financing pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through public or private health technology assessments), or other means of cost control. Examples include Europe, Japan, China, Canada, South Korea and a number of other international markets. The U.S. continues to maintain competitive insurance markets, but has also seen significant increases in patient cost-sharing and growing government influence as government programs continue to grow as a source of coverage.

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
The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela and more recently Egypt, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” and the “Our Financial Guidance for 2017” sections of this MD&A.

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In January 2017, the U.K. Prime Minister announced a 12-point plan of negotiating objectives and confirmed that the U.K. government will not seek continued membership of the EU single market. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process is expected to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

We generated approximately 2% of our worldwide revenues from the U.K. in the first quarter of 2017. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
Pfizer maintains a strong financial position while operating in a complex global environment. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality by both S&P and Moody’s. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. For further discussion of our financial condition and credit ratings, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

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
●
IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare.
Key therapeutic areas include internal medicine, vaccines, oncology, inflammation & immunology, rare diseases and consumer healthcare.
●
EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded generics, generic sterile injectable products, biosimilars, select branded products including anti-infectives and, through February 2, 2017, HIS. EH also includes an R&D organization, as well as our contract manufacturing business.

●
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
●
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

●
IH will have continued focus on R&D productivity and pipeline strength while maximizing the value of our recently launched brands and in-line portfolio. Our acquisitions of Anacor and Medivation expanded our pipeline in the high priority therapeutic areas of inflammation and immunology and oncology.
●
For EH, we continue to invest in growth drivers and manage the portfolio to extract additional value while seeking opportunities for operating efficiencies. This strategy includes active management of our portfolio; maximizing growth of core product segments; acquisitions to strengthen core areas of our portfolio further, such as our recent acquisition of AstraZeneca’s small molecule anti-infectives business; and divestitures to increase focus on our core strengths. In line with this strategy, on February 3, 2017, we completed the sale of Pfizer’s global infusion therapy net assets, representing the infusion systems net assets that we acquired as part of the Hospira transaction, HIS, to ICU Medical.

Leading brands include:
- Prevnar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Viagra (U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil and
  Centrum)
Leading brands include: - Lipitor - Premarin family - Norvasc - Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries) - Celebrex - Pristiq - Several sterile injectable products
For additional information about the first quarter of 2017 performance and selected balance sheet information as of December 31, 2016, for each of our operating segments, see the “Analysis of Operating Segment Information” and the “Selected Balance Sheet Information by Operating Segment” sections of this MD&A.
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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D spending is conducted through a number of matrix organizations:

•
Research Units within our WRD organization are generally responsible for research assets for our IH business (assets that have not yet achieved proof-of-concept). Our Research Units are organized in a variety of ways (by therapeutic area or combinations of therapeutic areas, by discipline, by location, etc.) to enhance flexibility, cohesiveness and focus. Because of our structure, we can rapidly redeploy resources within a Research Unit between various projects as necessary because the workforce shares similar skills, expertise and/or focus.

•	Our R&D organization within the EH business supports the large base of EH products and is expected to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars.

•
Our GPD organization is a unified center for late-stage development for our innovative products and is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD is expected to enable more efficient and effective development and enhance our ability to accelerate and progress assets through our pipeline. GPD combines certain previously separate development-related functions from the IH business and the WRD organization to achieve a development capability that is expected to deliver high-quality, efficient, and well-executed clinical programs by enabling greater speed, greater cost efficiencies, and reduced complexity across our development portfolio. GPD also provides technical support and other services to Pfizer R&D projects.

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
While a significant portion of R&D is done internally, we continue to seek out promising chemical and biological lead molecules and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects, as well as our product lines, by entering into collaborations, alliances and license agreements with other companies, as well as leveraging acquisitions and equity- or debt-based investments. These agreements enable us to co-develop, license or acquire promising compounds, technologies or capabilities. We also enter into agreements pursuant to which a third party agrees to fund a portion of the development costs of one of our pipeline products in exchange for rights to receive potential milestone payments, revenue sharing payments, profit sharing payments and/or royalties. Collaboration, alliance, license and funding agreements and equity- or debt-based investments allow us to share risk and cost and to access external scientific and technological expertise, and enable us to advance our own products as well as in-licensed or acquired products.
For additional information about R&D by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A. For additional information about our pending new drug applications and supplemental filings, see the “Analysis of the Condensed Consolidated Statements of Income––Product Developments––Biopharmaceutical” section of this MD&A. For additional information about recent transactions and strategic investments that we believe have the potential to advance our pipeline, see the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity. Also, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by other companies that we believe were improperly granted. Such challenges may include negotiation and litigation, which may not be successful. For additional information about our current efforts to enforce our intellectual property rights, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see “Risks Related to Intellectual Property” in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.
Capital Allocation and Expense Management
We seek to maintain a strong balance sheet and robust liquidity so that we continue to have the financial resources necessary to take advantage of prudent commercial, research and business development opportunities and to directly enhance shareholder value through share repurchases and dividends. For additional information about our financial condition, liquidity, capital resources, share repurchases (including accelerated share repurchases) and dividends, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A. For additional information about our recent business development activities, see the “Our Strategy––Our Business Development Initiatives” section of this MD&A.
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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our acquisitions of Hospira, Medivation, Anacor, and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies, including our collaborations with Cellectis, OPKO and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses. For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2.
Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment.
The more significant recent transactions and events are described below:

•
Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)––On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. In connection with this transaction, we recognized a loss of approximately $37 million in Other (income)/deductions––net in the first quarter of 2017, representing an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell. We may record additional adjustments to the loss on the sale of HIS net assets in future periods, pending final working capital adjustments, local market closes, among other agreement provisions, which we do not expect to have a material impact on our consolidated financial statements.

•
Acquisition of AstraZeneca’s Small Molecule Anti-Infectives Business (EH)––On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). The total fair value of the consideration transferred for this business was approximately $555 million in cash plus contingent consideration of $490 million.

•
Acquisition of Medivation, Inc. (IH)––On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells. Xtandi is being developed and commercialized through a collaboration with Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has two development-stage oncology assets in its pipeline: talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer, and pidilizumab, an immuno-oncology asset.

•
Acquisition of Bamboo Therapeutics, Inc. (R&D)––On August 1, 2016, we acquired all the remaining equity in Bamboo, a privately-held biotechnology company, focused on developing gene therapies for the potential treatment of patients with certain rare diseases relating to neuromuscular conditions and those affecting the central nervous system, for $150 million, plus potential milestone payments of up to $495 million contingent upon the progression of key assets through development, regulatory approval and commercialization. We previously purchased a minority stake in Bamboo in the first quarter of 2016 for a payment of approximately $43 million. This acquisition provides us with several clinical and pre-clinical assets that complement our rare disease portfolio, an advanced recombinant AAV vector design and production technology, and a fully functional Phase I/II gene therapy manufacturing facility.

•
Acquisition of Anacor Pharmaceuticals, Inc. (IH)––On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion net of cash acquired) plus $698 million debt assumed. Anacor’s crisaborole, a non-steroidal topical PDE-4 inhibitor with anti-inflammatory properties, was approved by the FDA on December 14, 2016 under the trade name, Eucrisa, for the treatment of mild-to-moderate atopic dermatitis in patients two years of age and older, commonly referred to as a type of eczema. Anacor also holds the rights to Kerydin, a topical treatment for onychomycosis (toenail fungus) that is distributed and commercialized by Sandoz in the U.S.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the first quarter of 2017 totaled $17.2 million. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the first quarter of 2017 and 2016 totaled $14.5 million and $8.8 million, respectively. If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

For a description of the more significant recent transactions through February 23, 2017, the filing date of our 2016 Form 10-K, see the “Our Business Development Initiatives” section of our 2016 Financial Report.

Our Financial Guidance for 2017

On May 2, 2017, we reaffirmed our 2017 financial guidance issued on January 31, 2017.

Pfizer’s complete 2017 financial guidance is summarized below(a), (b):
Revenues	$52.0 to $54.0 billion
Adjusted cost of sales as a percentage of revenues	20.0% to 21.0%
Adjusted selling, informational and administrative expenses	$13.7 to $14.7 billion
Adjusted research and development expenses	$7.5 to $8.0 billion
Adjusted other (income)/deductions	Approximately $100 million of deductions
Effective tax rate on adjusted income	Approximately 23.0%
Adjusted diluted EPS	$2.50 to $2.60

(a)	The financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of April 2, 2017, including any one-time upfront payments associated with such transactions.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through first-quarter 2017 and mid-April 2017 exchange rates for the remainder of the year.

•
Reflects an anticipated negative revenue impact of $2.4 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Reflects the anticipated negative impact of $0.5 billion on revenues and $0.03 on adjusted diluted EPS as a result of unfavorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2016.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of between 6.0 to 6.1 billion shares, which reflects our $5.0 billion accelerated share repurchase agreement executed in February 2017.

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
For information about our actual costs and anticipated costs and cost savings associated with our three-year cost-reduction initiative entered into in the fourth quarter of 2016, the Hospira acquisition, our recent business development activities, and global commercial structure, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Our 2017 financial guidance is subject to a number of factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; and Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2016 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (Note 1D); (ii) Fair Value (Note 1E); (iii) Revenues (Note 1G); (iv) Asset Impairments (Note 1K); (v) Income Tax Contingencies (Note 1O); (vi) Pension and Postretirement Benefit Plans (Note 1P); and Legal and Environmental Contingencies (Note 1Q).

For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2016 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions in our 2016 Form 10-K.
For a discussion of recently adopted accounting standards, See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016	% Change in Revenues
Operating Segments(a):
IH	$7,415	$7,033	$4,493	$4,114	$2,922	$2,919	5	9	—
EH	5,364	5,972	2,144	2,547	3,220	3,425	(10)	(16)	(6)
Total revenues	$12,779	$13,005	$6,637	$6,661	$6,142	$6,344	(2)	—	(3)

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

The percentages of worldwide revenues by geographic area are as follows:
Revenues––First Quarter 2017
The decrease in Revenues in the first quarter of 2017 reflects an operational decrease of $110 million, or 1%, and an unfavorable impact of foreign exchange of $116 million, or 1%. In the U.S., revenues were flat in the first quarter of 2017, compared to the same period in 2016. International revenues decreased 1% operationally in the first quarter of 2017, compared to the same period in 2016. Foreign exchange had an unfavorable impact of approximately 2% on international revenues. Emerging markets revenues increased $157 million, or 6% operationally, in the first quarter of 2017, compared to the same period in 2016. Foreign exchange had an unfavorable impact of approximately 3% on emerging markets revenues. This operational growth in emerging markets was primarily driven by our IH segment as well as our Sterile Injectable Pharmaceuticals portfolio. Compared to the first quarter of 2016, revenues for the first quarter of 2017 were unfavorably impacted by approximately $300 million as a result of one less selling day in the U.S. and two fewer selling days in international markets. This imbalance in selling days will result in one less U.S. selling day and one less international selling day in full-year 2017, as compared to 2016.

The following provides an analysis of the change in revenues by geographic areas in the first quarter of 2017:
(MILLIONS OF DOLLARS)	Three Months Ended April 2, 2017
	Worldwide	U.S.	International

Acquisition-related growth:
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	$131	$131	$—

Disposition-related impact:
Approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to three months of legacy HIS global operations in the same period in 2016	(207)	(175)	(32)

Operational growth/(decline):
Continued growth from key brands, including Ibrance and Eliquis globally, as well as Lyrica (IH) and Xeljanz, both primarily in the U.S.	620	446	174
Growth/(decline) in the Pfizer Sterile Injectable Pharmaceuticals portfolio	45	(13)	58
Growth in Biosimilars, primarily driven by Inflectra in certain developed Europe markets and in the U.S.	41	17	24
Decline from Peri-LOE Products, including Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, Lyrica in most developed Europe markets and Zyvox in developed Europe markets and in the U.S.	(253)	(79)	(174)
Growth/(decline) in the Legacy Established Products portfolio	(153)	(162)	8
Lower revenues for Enbrel in most developed Europe markets, primarily due to continued biosimilar competition	(117)	—	(117)
Decline in Prevnar 13/Prevenar 13 revenues, primarily driven by the continued decline in revenues for the adult indication in the U.S. due to a smaller remaining “catch up” opportunity compared to the same period in 2016, partially offset by the favorable impact from the timing of government purchases for the pediatric indication. International revenues decreased primarily due to the unfavorable timing of government purchases in certain emerging markets for the pediatric indication, partially offset by modest growth of the adult indication in certain developed Europe markets	(113)	(93)	(20)
Decline in Viagra (IH) revenues in the U.S. primarily due to lower market demand	(51)	(51)	—
Other operational factors, net	(53)	(44)	(9)
Operational decline, net	(110)	(24)	(87)

Unfavorable impact of foreign exchange	(116)	—	(116)
Revenues decrease	$(226)	$(24)	$(203)
For additional information about operating segment revenues, see the “Analysis of Operating Segment Information” section of this MD&A. For additional information about certain specific products, see the “Analysis of the Condensed Consolidated Statements of Income—Revenues and Product Developments—Revenues—Selected Product Discussion” section of this MD&A.

Revenue Deductions

Our gross product revenues are subject to a variety of deductions that are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent chargebacks, rebates and sales allowances to wholesalers, and, to a lesser extent, distributors like MCOs, retailers and government agencies with respect to our pharmaceutical products. Those deductions represent estimates of rebates and discounts related to gross sales for the reporting period and, as such, knowledge and judgment of market conditions and practice are required when estimating the impact of these revenue deductions on gross sales for a reporting period.

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

The following table provides information about revenue deductions:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Medicare rebates(a)	$260	$276
Medicaid and related state program rebates(a)	445	371
Performance-based contract rebates(a), (b)	729	589
Chargebacks(c)	1,498	1,439
Sales allowances(d)	1,111	976
Sales returns and cash discounts	324	364
Total(e)	$4,367	$4,015

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

(b)
Performance-based contract rebates include contract rebates with MCOs within the U.S., including health maintenance organizations and PBMs, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Outside the U.S., performance-based contract rebates include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to U.S. wholesalers for honoring contracted prices to third parties.

(d)	Sales allowances primarily represent price reductions that are contractual or legislatively mandated outside the U.S., discounts and distribution fees.

(e)
For the three months ended April 2, 2017, associated with the following segments: IH ($1.9 billion) and EH ($2.5 billion). For the three months ended April 3, 2016, associated with the following segments: IH ($1.6 billion); and EH ($2.4 billion).

Total revenue deductions for the first quarter of 2017 increased 9% compared to the first quarter of 2016, primarily as a result of:

•
an increase in performance-based contract rebates primarily due to sales to managed care customers in the U.S. and higher rebates in certain markets outside the U.S. due to competitive pressures post-loss of exclusivity for certain products and volume-based rebates;

•	an increase in sales allowances;

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs; and

•	an increase in chargebacks from EH products, primarily legacy Pfizer Sterile Injectable Pharmaceuticals.
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.2 billion as of April 2, 2017, of which approximately $2.8 billion is included in Other current liabilities, $369 million is included in Other noncurrent liabilities and approximately $1.0 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.3 billion as of December 31, 2016, of which approximately $2.8 billion is included in Other current liabilities, $357 million is included in Other noncurrent liabilities and approximately $1.2 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Products

The following table provides revenue information for several of our major products:
		Three Months Ended
(MILLIONS OF DOLLARS)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	April 2, 2017	Total	Oper.
TOTAL REVENUES		$12,779	(2)	(1)
PFIZER INNOVATIVE HEALTH (IH)(b)		$7,415	5	6
Internal Medicine		$2,377	12	12
Lyrica IH(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,131	12	12
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	564	51	52
Viagra IH(d)	Erectile dysfunction	249	(17)	(17)
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	239	9	9
Toviaz	Overactive bladder	63	—	—
BMP2	Development of bone and cartilage	62	21	21
All other Internal Medicine	Various	69	(35)	(35)
Vaccines		$1,465	(7)	(6)
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,392	(8)	(7)
All other Vaccines	Various	73	18	21
Oncology		$1,347	35	36
Ibrance	Advanced breast cancer	679	58	59
Sutent	Advanced and/or metastatic RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	250	(10)	(9)
Xalkori	ALK-positive NSCLC and ROS1-positive NSCLC	142	2	4
Xtandi alliance revenues	Advanced prostate cancer	131	*	*
Inlyta	Advanced RCC	85	(16)	(15)
All other Oncology	Various	61	10	10
Inflammation & Immunology (I&I)		$871	(8)	(7)
Enbrel (Outside the U.S. and Canada)	Rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	588	(20)	(18)
Xeljanz	Rheumatoid arthritis	250	27	27
Eucrisa	Mild to moderate atopic dermatitis (eczema)	9	*	*
All other I&I	Various	24	38	36
Rare Disease		$507	(11)	(9)
BeneFIX	Hemophilia	149	(19)	(18)
Refacto AF/Xyntha	Hemophilia	130	1	5
Genotropin	Replacement of human growth hormone	104	(17)	(16)
Somavert	Acromegaly	56	3	5
All other Rare Disease	Various	67	(11)	(10)
Consumer Healthcare		$848	3	3
PFIZER ESSENTIAL HEALTH (EH)(e)		$5,364	(10)	(9)
Legacy Established Products (LEP)(f)		$2,606	(7)	(5)
Lipitor	Reduction of LDL cholesterol	404	(2)	2
Norvasc	Hypertension	228	(3)	—
Premarin family	Symptoms of menopause	228	(11)	(11)
Relpax	Symptoms of migraine headache	82	6	6
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	81	(16)	(17)
Zithromax	Bacterial infections	79	(1)	4
Xalatan/Xalacom	Glaucoma and ocular hypertension	77	(13)	(15)
Zoloft	Depression and certain anxiety disorders	68	(14)	(13)
Effexor	Depression and certain anxiety disorders	66	(5)	(4)
Xanax	Anxiety disorders	55	5	6
All other LEP	Various	1,238	(8)	(7)
Sterile Injectable Pharmaceuticals (SIP)(g)		$1,552	2	3
Sulperazon	Antibiotic	122	27	34
Medrol	Adrenocortical steroid	120	6	7
Tygacil	Antibiotic	74	(2)	(1)
Fragmin	Anticoagulant	71	(8)	(6)
Precedex	Sedative	64	(7)	(9)
All other SIP	Various	1,100	1	2
Peri-LOE Products(h)		$822	(25)	(23)
Celebrex	Arthritis pain and inflammation, acute pain	175	2	2
Lyrica EH(c)	Epilepsy, neuropathic pain and generalized anxiety disorder	141	(35)	(32)
Pristiq	Depression	116	(35)	(36)
Vfend	Fungal infections	107	(32)	(30)
Viagra EH(d)	Erectile dysfunction	89	(7)	(3)
Zyvox	Bacterial infections	77	(39)	(39)
Revatio	Pulmonary arterial hypertension	65	(3)	(2)
All other Peri-LOE Products	Various	53	(30)	(28)

		Three Months Ended
(MILLIONS OF DOLLARS)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	April 2, 2017	Total	Oper.
Biosimilars(i)	Various	$105	57	62
Inflectra/Remsima	Inflammatory diseases	78	*	*
All other Biosimilars	Various	27	(12)	(8)
Pfizer CentreOne(j)		$182	(3)	(3)
Hospira Infusion Systems (HIS)(k)	Various	$97	(68)	(68)
Total Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,271	3	4
Total Viagra(d)	Erectile dysfunction	$339	(14)	(14)
Total Alliance revenues	Various	$656	82	83

(a)	As compared to the three months ended April 3, 2016.

(b)
The IH business encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare and includes all legacy Medivation and Anacor commercial operations. Medivation’s and Anacor’s commercial operations are included in IH’s operating results in our consolidated statements of income, commencing from their respective acquisition dates of September 28, 2016 and June 24, 2016. Therefore, our first-quarter 2016 results of operations, and IH’s operating results, do not include financial results from Medivation or Anacor. Through December 31, 2016, includes Duavive/Duavee and Viviant (recorded in All other Internal Medicine in 2016), which were transferred from Innovative Health to Essential Health effective January 1, 2017 (recorded in All other LEP (EH) beginning January 1, 2017), in order to align these products with our management of the women’s health portfolio within EH.

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

(e)
The EH business encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, HIS (through February 2, 2017), Biosimilars and Pfizer CentreOne and includes all legacy Hospira commercial operations. On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in EH’s operating results through February 2, 2017, and, therefore, financial results for EH for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results for EH for the first quarter of 2016 reflect three months of legacy HIS global operations.

(f)
Legacy Established Products primarily include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products). Effective January 1, 2017, All other LEP includes Duavive/Duavee and Viviant, which were transferred from Innovative Health (recorded in All other Internal Medicine (IH) in 2016), in order to align these products with our management of the women’s health portfolio within EH. See note (b) above.

(g)	Sterile Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).

(h)
Peri-LOE Products include products that have recently lost or are anticipated to soon lose patent protection. These products include: Lyrica in Europe, Russia, Turkey, Israel and Central Asia; Viagra in all countries (excluding the U.S. and Canada); and worldwide revenues for Celebrex, Pristiq, Zyvox, Vfend, Revatio and Inspra.

(i)
Biosimilars include Inflectra/Remsima (biosimilar infliximab) in the U.S. and certain international markets, Nivestim (biosimilar filgrastim) in certain European, Asian and Africa/Middle East markets and Retacrit (biosimilar epoetin zeta) in certain European and Africa/Middle East markets.

(j)
Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements, including with Zoetis.

(k)
HIS (through February 2, 2017) includes Medication Management Systems products composed of infusion pumps and related software and services, as well as IV Infusion Products, including large volume IV solutions and their associated administration sets.

*	Calculation not meaningful or greater than 100%.
Revenues––Selected Product Discussion

The information included in “Revenues—Selected Product Discussion” below should be read in conjunction with the revenue information included in the “Revenues—Major Products” section.
All products have been impacted to some extent by the number of selling days in the first quarter of 2017 compared to the first quarter of 2016. Revenues for the first quarter of 2017 were unfavorably impacted by approximately $300 million as a result of one less selling day in the U.S. and two fewer selling days in international markets. This imbalance in selling days will result in one less U.S. selling day and one less international selling day in the full year 2017 as compared to 2016.

•
Prevnar 13/Prevenar 13 (IH) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter, compared to the same period in 2016.

In the U.S., revenues for Prevnar 13 decreased 9% in the first quarter of 2017, compared to the same period in 2016, primarily driven by the decline in revenues for the adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults age 65 and older who have not been previously vaccinated with Prevnar 13) compared to the prior-year quarter. Given the success since the launch of the adult indication, approximately 50% of the eligible patient pool 65 years and above in the U.S. has already been vaccinated. While the remaining eligible population is large, this cohort is much more difficult to capture. The decrease was partially offset by the timing of government purchases for the pediatric indication.
Internationally, revenues for Prevenar 13 decreased 4% operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to unfavorable timing of government purchases in certain emerging markets for the pediatric indication, partially offset by modest growth of the adult indication in certain developed Europe markets. Foreign exchange had an unfavorable impact on international revenues in the first quarter of 2017, compared to the same period in 2016.
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

•
Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017 compared to the same period in 2016.

In the U.S., revenues increased 14% in the first quarter of 2017, compared to the same period in 2016, driven by increased demand and positive price impact.
Internationally, Lyrica revenues decreased 14% operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to losses of exclusivity in developed Europe markets and a new National Health Insurance (NHI) price in Japan starting in April 2016, partially offset by operational growth in certain markets, primarily in Australia, Asia and the Middle East. Foreign exchange had an unfavorable impact on international revenues in the first quarter of 2017, compared to the same period in 2016.
Lyrica worldwide revenues in our IH segment increased operationally in the first quarter of 2017, compared to the same period in 2016, primarily driven by increased demand and positive price impact in the U.S. and increased demand in Australia and Korea. Foreign exchange had a de minimis impact on Lyrica IH revenues in the first quarter of 2017, compared to the same period in 2016. In our EH segment, worldwide revenues from Lyrica decreased operationally in the first quarter of 2017, compared to the same period in 2016, due to losses of exclusivity in developed Europe markets. Foreign exchange had an unfavorable impact on Lyrica EH worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Ibrance (IH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016, most of which were recorded in the U.S. The significant revenues relate to our scientific/clinical data, continued positive patient experience as well as Ibrance being the first (in the U.S.) and only (outside of the U.S.) registered product in this class of medicines. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Enbrel (IH, outside the U.S. and Canada) worldwide revenues, excluding the U.S. and Canada, decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to continued biosimilar competition, which is expected to continue. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Lipitor (EH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016. In the U.S., revenues decreased 27% in the first quarter of 2017, compared to the same period in 2016, primarily due to lower volumes.

In our international markets, revenues increased 5% operationally in the first quarter of 2017, compared to the same period in 2016, driven by strong demand in China, partially offset by lower volumes in Japan and certain Middle East markets, as well as pricing pressures in China. Foreign exchange had an unfavorable impact on international revenues in the first quarter of 2017, compared to the same period in 2016.

•
Viagra (IH (U.S. and Canada revenues)/EH (all other revenues excluding U.S. and Canada)) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to lower market demand. Foreign exchange had a de minimis impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016. Revenues in the U.S. decreased 17% in the first quarter of 2017, compared to the same period in 2016, primarily due to lower market demand. International revenues decreased 3% operationally in the first quarter of 2017, compared to the same period in 2016, primarily from lower volumes in China. Foreign exchange had an unfavorable impact on international revenues in the first quarter of 2017, compared to the same period in 2016.

In our EH segment, worldwide revenues from Viagra decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily from lower volumes in China, partially offset by increased demand in certain emerging markets in Europe and the Middle East. Foreign exchange had an unfavorable impact on Viagra EH revenues in the first quarter of 2017, compared to the same period in 2016.

•
Xeljanz (IH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016. In the U.S., Xeljanz revenues increased 21% in the first quarter of 2017, compared to the same period in 2016, driven by increased adoption among rheumatologists, growing awareness among patients, improvements in payer access and price increases. Foreign exchange had a de minimis impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Sutent (IH) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to competitive pressure in the U.S. and Europe and cost containment measures in certain developed international markets, partially offset by price increases in the U.S. and strong demand in Japan and certain emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Chantix/Champix (IH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016. Foreign exchange had a de minimis impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

In the U.S., Chantix revenues increased 12% in the first quarter of 2017, compared to the same period in 2016, primarily due to price increases, increased demand due to more effective branded direct-to-consumer campaigns, including the promotion of the Reduce-to-Quit Approach, and continued expansion of unrestricted managed care coverage.

•
Norvasc (EH) worldwide revenues were flat operationally in the first quarter of 2017, compared to the same period in 2016. Results for the first quarter of 2017 were impacted by lower volumes in certain Middle East markets, generic competition in Japan and pricing pressures in China, offset by strong demand in China. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
The Premarin family of products (EH) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016. Revenues in the U.S. decreased 12% in the first quarter of 2017, compared to the same period in 2016, primarily driven by prescription volume declines and lower market growth, partially offset by price increases.

Internationally, Premarin revenues decreased 3% operationally in the first quarter of 2017, compared to 2016, primarily due to lower volume in Mexico, partially offset by price increases. Foreign exchange had a favorable impact on international revenues in the first quarter of 2017, compared to the same period in 2016.

•
Celebrex (EH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016, primarily driven by favorable rebates in the U.S. and volume growth in emerging markets, primarily China and certain Middle East markets. This was partially offset by the loss of exclusivity and associated generic competition in the U.S. and most developed international markets. Foreign exchange had a de minimis impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
BeneFIX and ReFacto AF/Xyntha (IH)––BeneFIX worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily as a result of erosion of market share in the U.S. and European countries due to increasing adoption of extended half-life treatment options. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

ReFacto AF/Xyntha worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016, largely due to increased product demand in certain emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016. In the U.S., ReFacto AF/Xyntha revenues decreased 18% in the first quarter of 2017, compared to the same period in 2016, primarily due to increasing adoption of extended half-life treatment options.

•
Xalkori (IH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016, driven by international markets, as a result of a steady increase in diagnostic rates for the ALK gene mutation across key markets outside the U.S., which has led to more patients being treated. This increase was partially offset by declines in the U.S. and Japan due to competitive pressure partially mitigated by the March 2016 FDA approval of the supplemental NDA to treat patients with metastatic NSCLC whose tumors are ROS1-positive. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Pristiq (EH) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to loss of exclusivity in the U.S. in March 2017. Foreign exchange had a favorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Inlyta (IH) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016, primarily due to increased competition in the U.S. and Europe, partially offset by performance in key emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Inflectra/Remsima (EH) worldwide revenues increased operationally in the first quarter of 2017, compared to the same period in 2016, due to continued uptake in developed markets in Europe, and the U.S. launch in the fourth quarter of 2016, partially offset by pricing pressures in Europe.

•
Zyvox (EH) worldwide revenues decreased operationally in the first quarter of 2017, compared to the same period in 2016, due to generic competition in developed international markets and the U.S. and corresponding pricing pressures, partially offset by strong volume growth in China. Foreign exchange had a de minimis impact on worldwide revenues in the first quarter of 2017, compared to the same period in 2016.

•
Eucrisa (IH) is approved in the U.S. for the treatment of mild to moderate atopic dermatitis for patients two years of age and older. The FDA approved Eucrisa on December 14, 2016, and Eucrisa was launched in the U.S. late in the first quarter of 2017. Eucrisa is a novel non-steroidal topical ointment and is the first new prescription treatment for atopic dermatitis approved in over 10 years.

•	Alliance revenues (IH/EH) increased operationally in the first quarter of 2017, compared to the same period in 2016, mainly due to:

◦	an increase in Eliquis alliance revenues due to higher demand resulting from increased market penetration of novel oral anticoagulants and market share gains; and

◦	the inclusion of Xtandi alliance revenues of $131 million in the U.S. resulting from the September 2016 acquisition of Medivation.
Foreign exchange had an unfavorable impact on alliance revenues in the first quarter of 2017, compared to the same period in 2016.

•
Eliquis (IH) has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis except for in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets, beginning in the third quarter of 2015. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

•
Xtandi (IH) is being developed and commercialized through a collaboration with Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. Pfizer and Astellas also share certain development and other collaboration expenses and Pfizer receives tiered royalties as a percentage of international Xtandi net sales (recorded in Other (income)/deductions—net). While there has been some displacement in Xtandi revenues relative to demand growth in the U.S., reflecting an increase in utilization of patient assistance programs which provide free medicines to patients, we expect patient assistance program utilization as a percentage of total demand to stabilize and moderate gradually throughout 2017.

See the “Analysis of the Consolidated Statements of Income—Revenues—Selected Product Descriptions” section of our 2016 Financial Report for additional information regarding the primary indications or class of the selected products discussed above.
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

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include:

•	delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise;

•	innovating new capabilities that can position Pfizer for long-term leadership; and

•	creating new models for biomedical collaboration that will expedite the pace of innovation and productivity.

Our R&D primarily focuses on:

•	Biosimilars;

•	Inflammation and Immunology;

•	Metabolic Disease and Cardiovascular Risks;

•	Neuroscience;

•	Oncology

•	Rare Diseases; and

•	Vaccines.
For additional information about our R&D organization, including the EH R&D organization, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Description of Research and Development Operations” section of this MD&A.
A comprehensive update of Pfizer’s development pipeline was published on May 2, 2017 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Bavencio (Avelumab)
Treatment for patients with locally advanced or metastatic urothelial carcinoma with disease progression on or after platinum-based therapy, which is being developed in collaboration with Merck KGaA, Germany
May 2017
Bavencio (Avelumab)	Treatment of adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	March 2017
Eucrisa (Crisaborole)	A non-steroidal topical anti-inflammatory PDE-4 inhibitor for the treatment of mild-to-moderate atopic dermatitis	December 2016
Troxyca (oxycodone HCI/ naltrexone/HCI)	Extended-release capsules for the management of pain severe enough to require daily, around-the-clock long-term opioid treatment and for which alternative treatment options are inadequate	August 2016

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Xeljanz (Tofacitinib)	Treatment of adult patients with active psoriatic arthritis	May 2017
PF-06438179(a)	A potential biosimilar to Remicade® (infliximab)	April 2017
Ertugliflozin	Treatment of type 2 diabetes, which is being developed in collaboration with Merck	March 2017
Inotuzumab ozogamicin	Treatment of acute lymphoblastic leukemia	February 2017
Lyrica (Pregabalin)	Controlled Release (once-a-day) dosing	February 2017
Mylotarg (Gemtuzumab ozogamicin)	Treatment of acute myeloid leukemia	January 2017
Retacrit(b)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
Tafamidis meglumine(c)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
Remicade® is a registered trademark of Janssen. In February 2016, we divested the rights for development and commercialization of PF-06438179, a potential biosimilar to Remicade® (infliximab) in the 28 countries that form the EEA to Sandoz, which was a condition to the European Commission’s approval of the Hospira transaction. We retain commercialization rights to PF-06438179 in all countries outside of the EEA.

(b)
Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of Johnson & Johnson. In October 2015, we received a “complete response” letter from the FDA with respect to our biologics license application for Retacrit, our proposed biosimilar to epoetin alfa, which was submitted for all indications of the reference product. In December 2016, we completed the resubmission of the biologics license application to the FDA for Retacrit in response to the “complete response” letter. We are continuing to work closely with the FDA on next steps.

(c)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer initiated study B3461028 in December 2013, a global Phase 3 study to support a potential new indication in transthyretin cardiomypathy, which includes transthyretin familial amyloid cardiomyopathy (TTR-FAC) and wild-type cardiomyopathy (WT-CM). We anticipate results from this study in 2018, and continue to work with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Sutent (Sunitinib)	Application filed in the EU for the adjuvant treatment of renal cell carcinoma	—	April 2017
Xeljanz (Tofacitinib)	Approval in the EU for Xeljanz in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying antirheumatic drugs. Xeljanz can be given as monotherapy in case of intolerance to methotrexate or when treatment with methotrexate is inappropriate	March 2017	—
Ertugliflozin	Application filed in the EU for the treatment of type 2 diabetes, which is being developed in collaboration with Merck	—	February 2017
Mylotarg (Gemtuzumab ozogamicin)	Application filed in the EU for the treatment of acute myeloid leukemia	—	December 2016
Ibrance (Palbociclib)	Approval in the EU for palbociclib in combination with endocrine therapy for the treatment of HR+, HER2- advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	November 2016	—
Ibrance (Palbociclib)	Application filed in Japan for palbociclib in combination with endocrine therapy for the treatment of inoperable or recurrent breast cancer	—	October 2016
Bavencio (Avelumab)	Application filed in the EU for the treatment of metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	October 2016
Xalkori (Crizotinib)	Approval in the EU for the treatment of ROS1-positive non-small cell lung cancer	August 2016	—
Xalkori (Crizotinib)	Application filed in Japan for the treatment of ROS1-positive non-small cell lung cancer	—	August 2016
Inotuzumab ozogamicin(a)	Application filed in the EU for the treatment of acute lymphoblastic leukemia	—	May 2016
Trumenba(b)	Application filed in the EU for a prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 through 25 years of age	—	May 2016

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)
In April 2017, the EMA’s Committee for Medicinal Products for Human Use issued an opinion recommending that inotuzumab ozogamicin be granted approval as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor Philadelphia chromosome negative (Ph-) acute lymphoblastic leukemia (ALL) and Philadelphia chromosome positive (Ph+) ALL, who have previously failed treatment with at least one tyrosine kinase inhibitor (TKI).

(b)
In March 2017, the EMA’s Committee for Medicinal Products for Human Use issued an opinion recommending that Trumenba be granted approval for active immunization of individuals 10 years and older to prevent invasive meningococcal disease caused by Neisseria meningitidis serogroup B.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (Avelumab)
A monoclonal antibody that inhibits PD-L1, in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with
Merck KGaA, Germany

Bavencio (Avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (Avelumab)
A monoclonal antibody that inhibits PD-L1 for treatment of stage IIIb/IV non-small cell lung cancer that has progressed after a platinum-containing doublet, which is being developed in collaboration with Merck KGaA,
Germany

Bavencio (Avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of platinum-resistant/refractory ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (Avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (Avelumab)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (Avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/
gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (Avelumab)
A monoclonal antibody that inhibits PD-L1 for the third-line treatment of advanced or metastatic gastric/
gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (Avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Bosulif (Bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (Axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ Pharmaceuticals Group
Ibrance (Palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (Palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Sutent (Sunitinib)	Adjuvant treatment of renal cell carcinoma (ex-EU)
Xtandi (Enzalutamide)	Treatment of non-metastatic castrate resistant prostate cancer
Xtandi (Enzalutamide)	Treatment of non-metastatic high risk hormone-sensitive prostate cancer
Xtandi (Enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer
Xtandi (Enzalutamide)	Treatment of triple negative breast cancer
Xeljanz (Tofacitinib)	Treatment of ulcerative colitis
Xeljanz (Tofacitinib)	Treatment of psoriatic arthritis (ex-U.S.)
Vyndaqel (Tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
Dacomitinib
A pan-human epidermal growth factor receptor (HER) tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with estimated glomerular filtration rate (eGFR) activating mutations, which is being developed in collaboration with SFJ Pharmaceuticals Group

Lorlatinib (PF-06463922)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile colitis
PF-05280014(a)	A potential biosimilar to Herceptin® (trastuzumab)
PF-05280586(b)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(c)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(d)	A potential biosimilar to Humira® (adalimumab)
Rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
Somatrogon (PF-06836922	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
Talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of patients with germline breast cancer susceptibility gene BRCA mutated advanced breast cancer
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)	Rituxan® is a registered trademark of Biogen MA Inc.

(c)	Avastin® is a registered trademark of Genentech, Inc.

(d)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Cost of sales	$2,470	$2,851	(13)
As a percentage of Revenues	19.3%	21.9%
Cost of sales decreased 13% in the first quarter of 2017, compared to the same period in 2016, primarily due to:

•
the $193 million nonrecurring 2016 unfavorable impact of acquired Hospira inventory, which is measured at fair value on the acquisition date and was amortized over the turn of the related inventory in 2016;

•	a decrease in costs associated with our cost-reduction/productivity initiatives;

•
the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016; and

•	the favorable impact of foreign exchange,
partially offset by:

•	an unfavorable change in product mix, including products that have lost exclusivity.
The decrease in Cost of sales as a percentage of revenues in the first quarter of 2017, compared to the same period in 2016, was primarily due to:

•	the non-recurrence of the unfavorable impact of acquired Hospira inventory, which is measured at fair value on the acquisition date and amortized over the turn of the related inventory in 2016;

•	a decrease in costs associated with our cost-reduction/productivity initiatives;

•
the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016; and

•	an increase in alliance revenues, which have no associated cost of sales, partially offset by:

•	an unfavorable change in product mix, including products that have lost exclusivity.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Selling, informational and administrative expenses	$3,308	$3,385	(2)
As a percentage of Revenues	25.9%	26.0%
SI&A expenses decreased 2% in the first quarter of 2017 compared to the same period in 2016, primarily due to:

•
the non-recurrence of an allowance for doubtful trade accounts receivable of approximately $280 million, resulting from unfavorable developments with a distributor that was recorded in the first quarter of 2016; and

•
the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016, partially offset by:

•	additional investments across several of our key products; and

•	an increase in charitable contributions.

Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Research and development expenses	$1,708	$1,731	(1)
As a percentage of Revenues	13.4%	13.3%

R&D expenses decreased 1% in the first quarter of 2017, compared to the same period in 2016, primarily due to:

•	the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016; and

•
the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016, partially offset by:

•	increased costs associated with our oncology programs, including Medivation operations.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Amortization of intangible assets	$1,186	$1,006	18
As a percentage of Revenues	9.3%	7.7%
Amortization of intangible assets increased 18% in the first quarter of 2017, compared to the same period in 2016, primarily due to the inclusion of amortization expense of approximately $258 million (pre-tax) related to the identifiable intangible assets acquired from Medivation and Anacor, partially offset by assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Restructuring charges and certain acquisition-related costs	$157	$141	11
Total additional depreciation—asset restructuring	14	49	(71)
Total implementation costs	31	62	(50)
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$202	$252	(20)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $45 million in the first quarter of 2017 for employee termination costs, exit costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as our acquisitions of Medivation and Anacor; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $12 million in the first quarter of 2017, virtually all of which are directly related to our acquisition of Medivation; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes of $101 million in the first quarter of 2017, primarily related to our acquisition of Hospira. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Included in Restructuring charges and certain acquisition-related costs in the first quarter of 2016 are (i) restructuring charges of $30 million for employee termination costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $24 million, most of which are directly related to our terminated transaction with Allergan plc; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes, of $87 million, primarily related to our acquisition of Hospira.
In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million, and have achieved approximately $660 million of cost savings through April 2, 2017. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million for full-year 2015 associated with the return of acquired IPR&D rights), incurred for up to a three-year period post-acquisition.
In 2016, we substantially completed previously disclosed cost-reduction initiatives begun in 2014 associated with our global commercial structure reorganization, manufacturing plant network rationalization and optimization initiatives, and additional cost-reduction/productivity initiatives across the enterprise. Through December 31, 2016, we incurred $3.1 billion (pre-tax) in total costs for the 2014-2016 program. The cumulative ongoing annual cost savings associated with the 2014-2016 program (but not including expected cost savings associated with the Hospira acquisition), are approximately $3.1 billion. These savings were recognized, for the most part, through the end of 2016. However, savings from costs incurred in the last half of 2016 are expected to largely occur in 2017 and are reflected in our 2017 financial guidance.

New Cost-Reduction/Productivity Initiatives—2017 through 2019 Activities
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we have identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, we have initiated new enterprise-wide cost-reduction/productivity initiatives, which we expect to complete by the end of 2019. These initiatives will encompass all areas of our cost base and will include further centralization of our corporate and platform functions and optimization of our manufacturing plant network to support IH and EH products and pipelines, as well as activities in other areas where opportunities are identified. The action plans related to these new initiatives are underway and, in order to achieve targeted savings of approximately $1.2 billion by 2020, we expect to incur total costs of approximately $900 million over the next three years. Of this amount, we expect about 80% to be manufacturing operations related and we expect about a quarter of the total charges will be non-cash. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

The expected cost savings in 2017 associated with these activities are reflected in our 2017 financial guidance.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Other (income)/deductions––net	$(1)	$330	*

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.

PROVISION FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Provision for taxes on income	$821	$513	60
Effective tax rate on continuing operations	20.8%	14.4%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.
NON-GAAP FINANCIAL MEASURE (ADJUSTED INCOME)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, vaccines and consumer healthcare (OTC) products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2016 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net, each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure and the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, substitutes for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

The following are examples of how the Adjusted income and Adjusted diluted earnings per share measures are utilized:

•	senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income and Adjusted diluted earnings per share basis;

•	our annual budgets are prepared on an Adjusted income and Adjusted diluted earnings per share basis; and

•
senior management’s annual compensation is derived, in part, using Adjusted income and Adjusted diluted earnings per share measures. See the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2016 Financial Report for additional information.

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

We also recognize that, as internal measures of performance, the Adjusted income and its components and Adjusted diluted earnings per share measures have limitations, and we do not restrict our performance-management process solely to these metrics. A limitation of these measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a group of pharmaceutical industry peers (pre-2015) or a publicly-traded pharmaceutical index, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2017 and 2016 below.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Wyeth (acquired in 2009), Hospira (acquired in 2015), Anacor (acquired in June 2016) and Medivation (acquired in September 2016), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, and to a much lesser extent, depreciation related to the increase/decrease in fair value of the acquired fixed assets (primarily manufacturing facilities), amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Commitments and Contingencies: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended April 2, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,779	$—	$—	$—	$—	$12,779
Cost of sales	2,470	(7)	(3)	—	(26)	2,434
Selling, informational and administrative expenses	3,308	(6)	—	—	(14)	3,288
Research and development expenses	1,708	4	—	—	(7)	1,705
Amortization of intangible assets	1,186	(1,151)	—	—	—	35
Restructuring charges and certain acquisition-related costs	157	—	(121)	—	(36)	—
Other (income)/deductions––net	(1)	(13)	—	—	(74)	(88)
Income from continuing operations before provision for taxes on income	3,951	1,172	124	—	157	5,404
Provision for taxes on income(b)	821	340	43	—	(1)	1,204
Income from continuing operations	3,130	832	82	—	157	4,201
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	3,121	832	82	—	157	4,192
Earnings per common share attributable to Pfizer Inc.––diluted	0.51	0.14	0.01	—	0.03	0.69
See end of tables for notes (a) and (b).

	Three Months Ended April 3, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,005	$—	$—	$—	$—	$13,005
Cost of sales	2,851	(200)	—	—	(87)	2,565
Selling, informational and administrative expenses	3,385	(1)	—	—	(15)	3,368
Research and development expenses	1,731	2	—	—	(10)	1,723
Amortization of intangible assets	1,006	(975)	—	—	—	31
Restructuring charges and certain acquisition-related costs	141	—	(116)	—	(26)	—
Other (income)/deductions––net	330	20	—	—	(500)	(149)
Income from continuing operations before provision for taxes on income	3,561	1,153	116	—	638	5,468
Provision for taxes on income(b), (c)	513	324	(99)	—	544	1,282
Income from continuing operations(c)	3,048	829	215	—	94	4,186
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.(c)	3,038	829	215	—	94	4,177
Earnings per common share attributable to Pfizer Inc.––diluted	0.49	0.13	0.03	—	0.02	0.67

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 22.3% in the first quarter of , compared with 23.4% in the first quarter of 2016. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

(c)
GAAP Reported and Non-GAAP Adjusted amounts for the three months ended April 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, requiring: (i) excess tax benefits or deficiencies (including tax benefits of dividend equivalents) of share-based compensation to be recognized as a component of the Provision for taxes on income (the net tax benefit was $22 million in the first quarter of 2016) and (ii) in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Adoption of New Accounting Standards in Pfizer’s 2016 Financial Report.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

Adjusted income, as shown above, excludes the following items:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,165	$954
Cost of sales	7	200
Total purchase accounting adjustments––pre-tax	1,172	1,153
Income taxes(b)	(340)	(324)
Total purchase accounting adjustments––net of tax	832	829
Acquisition-related costs
Restructuring charges(c)	9	4
Transaction costs(c)	12	24
Integration costs(c)	101	87
Additional depreciation––asset restructuring(d)	3	—
Total acquisition-related costs––pre-tax	124	116
Income taxes(e)	(43)	99
Total acquisition-related costs––net of tax	82	215
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	—
Certain significant items
Restructuring charges(g)	36	26
Implementation costs and additional depreciation––asset restructuring(h)	42	111
Certain legal matters, net(i)	8	286
Loss on sale of HIS net assets(i)	37	—
Certain asset impairments(i)	—	131
Business and legal entity alignment costs(j)	21	51
Other(k)	13	34
Total certain significant items––pre-tax	157	638
Income taxes(l)	1	(544)
Total certain significant items––net of tax	157	94
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,071	$1,138

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs primarily represent external costs for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

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

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended April 2, 2017, included in Cost of sales ($26 million), Selling, informational and administrative expenses ($9 million) and Research and development expenses ($7 million). For the three months ended April 3, 2016, virtually all included in Cost of sales ($88 million), Selling, informational and administrative expenses ($12 million) and Research and development expenses ($10 million).

(i)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. ).

(j)
Included in Other (income)/deductions––net. Represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities as well as to streamline our intercompany supply operations to better support each business.

(k)
For the three months ended April 2, 2017, included in Other (income)/deductions––net ($7 million) and Selling, informational and administrative expenses ($5 million). For the three months ended April 3, 2016, primarily all included in Other (income)/deductions––net.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The three months ended April 2, 2017 was unfavorably impacted by the taxes on an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical. The three months ended April 3, 2016 was favorably impacted by benefits related to the final resolution of an agreement in principle reached in February 2016 and finalized in April 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our initial assessment in 2015 of the likelihood of prevailing on the technical merits of our tax position, as well as benefits associated with our Venezuela operations.

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

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Three Months Ended April 2, 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,415	$5,364	$—	$12,779	$—	$12,779
Cost of sales	849	1,450	136	2,434	36	2,470
% of revenue	11.4%	27.0%	*	19.1%	*	19.3%
Selling, informational and administrative expenses	1,514	708	1,066	3,288	20	3,308
Research and development expenses	523	252	930	1,705	3	1,708
Amortization of intangible assets	26	9	—	35	1,151	1,186
Restructuring charges and certain acquisition-related costs	—	—	—	—	157	157
Other (income)/deductions––net	(146)	(61)	119	(88)	87	(1)
Income/(loss) from continuing operations before provision for taxes on income	$4,649	$3,006	$(2,251)	$5,404	$(1,453)	$3,951
See end of tables for notes (a) through (d).

	Three Months Ended April 3, 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,033	$5,972	$—	$13,005	$—	$13,005
Cost of sales	894	1,453	217	2,565	287	2,851
% of revenue	12.7%	24.3%	*	19.7%	*	21.9%
Selling, informational and administrative expenses	1,686	737	946	3,368	16	3,385
Research and development expenses	562	276	885	1,723	8	1,731
Amortization of intangible assets	24	7	—	31	975	1,006
Restructuring charges and certain acquisition-related costs	—	—	—	—	141	141
Other (income)/deductions––net	(235)	(160)	246	(149)	480	330
Income/(loss) from continuing operations before provision for taxes on income	$4,103	$3,659	$(2,294)	$5,468	$(1,907)	$3,561

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.
On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, financial results for EH for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results for EH for the first quarter of 2016 reflect three months of legacy HIS global operations.
The financial results of AstraZeneca’s small molecule anti-infectives business, which is primarily outside the U.S., are included in EH’s operating results in our consolidated statement of income, commencing from the acquisition date of December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations. Therefore, in accordance with our international reporting period, our results of operations and EH’s operating results for the first quarter of 2017 reflect approximately two months of legacy AstraZeneca small molecule anti-infectives business international operations, which were immaterial.
Medivation’s and Anacor’s commercial operations are included in IH’s operating results in our condensed consolidated statements of income, commencing from their respective acquisition dates of September 28, 2016 and June 24, 2016. Therefore, IH’s operating results for the first quarter of 2016 do not include financial results from Medivation or Anacor. See Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment: Acquisitions for additional information.

(b)	Other comprises the costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Three Months Ended April 2, 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(26)	162	136
Selling, informational and administrative expenses	—	(1)	1,061	6	1,066
Research and development expenses	526	181	220	5	930
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(18)	—	90	48	119
Loss from continuing operations before provision for taxes on income	$(508)	$(180)	$(1,344)	$(219)	$(2,251)

	Three Months Ended April 3, 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	40	177	217
Selling, informational and administrative expenses	—	—	927	18	946
Research and development expenses	528	154	197	6	885
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(14)	—	226	34	246
Loss from continuing operations before provision for taxes on income	$(514)	$(154)	$(1,390)	$(235)	$(2,294)

(i)
WRD—the R&D expenses managed by our WRD organization, which is generally responsible for research projects for our IH business until proof-of-concept is achieved and then for transitioning those projects to the IH segment via the GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRD organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects, including EH R&D projects. WRD is also responsible for facilitating all regulatory submissions and interactions with regulatory agencies, including all safety-event activities. In connection with the formation of the GPD organization, effective in the second quarter of 2016, certain development-related functions transferred from WRD to GPD. See note (ii) below for additional information.

(ii)
GPD––the costs associated with our GPD organization, which is generally responsible for the clinical development of assets that are in clinical trials for our WRD and Innovative portfolios. GPD also provides technical support and other services to Pfizer R&D projects. In connection with the formation in early 2016 of the GPD organization, effective in the second quarter of 2016, certain development-related functions transferred from WRD and IH to GPD. We have reclassified approximately $78 million of costs from WRD and $76 million of costs from IH to GPD in the first quarter of 2016.

(iii)
Corporate—the costs associated with Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments. Effective in the first quarter of 2017, Corporate also includes the costs associated with our Pfizer Medical organization (Medical), previously reported as part of Other Business Activities. Medical is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations. We have reclassified approximately $27 million of Medical costs from Other Business Activities to Corporate in the first quarter of 2016 to conform to the current period presentation. In the first quarter of 2017, we recognized a $45 million gain as an offset to Cost of sales related to euro, Japanese yen and U.K. pound-denominated forward contacts designated as hedges of foreign exchange-denominated intercompany sales.

(iv)
Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production).

For information purposes only, the following tables present reconciliations of our segment operating results to segment operating results including estimated Other costs generally associated with each segment. While we do not manage our segments or have performance goals under such an allocated manner, we believe that some investors may find this information useful in their analyses.

The estimated Other costs generally associated with our operating segments do not purport to reflect the additional amounts that each of our operating segments would have incurred had each segment operated as a standalone company during the period presented. For information purposes only, for the first quarter of 2017, we estimate that Other costs, as described above, for combined WRD and GPD costs of $688 million, and combined Corporate and Other Unallocated costs of $1.4 billion after excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $240 million for the first quarter of 2017 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $39 million for the first quarter of 2017 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

	Three Months Ended April 2, 2017
		Estimated Other Costs Associated with IH(ii)
(MILLIONS OF DOLLARS)	Innovative Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Innovative Health with Estimated Other Costs Associated with Innovative Health Non-GAAP Adjusted(ii), (iii)
Revenues	$7,415	$—	$—	$7,415
Cost of sales	849	—	1	850
Selling, informational and administrative expenses	1,514	—	637	2,151
Research and development expenses	523	700	192	1,415
Amortization of intangible assets	26	—	—	26
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(146)	(18)	(38)	(203)
Income from continuing operations before provision for taxes on income	4,649	(681)	(792)	3,176

	Three Months Ended April 2, 2017
		Estimated Other Costs Associated with EH(ii)
(MILLIONS OF DOLLARS)	Essential Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Essential Health with Estimated Other Costs Associated with Essential Health Non-GAAP Adjusted(ii), (iii)
Revenues	$5,364	$—	$—	$5,364
Cost of sales	1,450	—	134	1,584
Selling, informational and administrative expenses	708	—	429	1,137
Research and development expenses	252	6	32	290
Amortization of intangible assets	9	—	—	9
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(61)	—	(25)	(86)
Income from continuing operations before provision for taxes on income	3,006	(6)	(570)	2,429

(i)
Amount represents the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment. See note (a) above for more information.

(ii)
Represents costs not assessed to an operating segment, as business unit (segment) management does not manage these costs. For a description of these other costs and business activities, see note (b) above.

•	WRD/GPD––The information provided for WRD and GPD was substantially all derived from our estimates of the costs incurred in connection with the R&D projects associated with each operating segment.

•
Corporate/Other Unallocated––The information provided for Corporate and Other Unallocated was derived mainly using proportional allocation methods based on global, regional or country revenues or global, regional or country headcount, as well as certain cost metrics, as appropriate, such as those derived from research and development and manufacturing costs, and, to a lesser extent, specific identification and estimates. Management believes that the allocations of Corporate and Other Unallocated costs are reasonable.

The estimated Other costs generally associated with our operating segments do not purport to reflect the additional amounts that each of our operating segments would have incurred had each segment operated as a standalone company during the period presented.

(iii)	See note (c) below for an explanation of our Non-GAAP Adjusted financial measure.

(c)	See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for a definition of these “Adjusted Income” components.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges), that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

Innovative Health Operating Segment

•
IH Revenues increased $381 million, or 5%, to $7.4 billion in the first quarter of 2017, compared to $7.0 billion in the same period in 2016. Foreign exchange had an unfavorable impact of 1% on IH revenues in the first quarter of 2017, compared to the same period in 2016. IH Revenues increased by 6% operationally in the first quarter of 2017, compared to the same period in 2016.

The following provides an analysis of the revenue increase for IH:
(MILLIONS OF DOLLARS)	Three Months Ended April 2, 2017
Acquisitions
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	$131

Operational growth/(decline)
Continued growth from key brands, including Ibrance and Eliquis globally, as well as Lyrica and Xeljanz, both primarily in the U.S.	620
Lower revenues for Enbrel in most developed Europe markets, primarily due to continued biosimilar competition	(117)
Decline in Prevnar 13/Prevenar 13 revenues, primarily driven by the continued decline in revenues for the adult indication in the U.S. due to a smaller remaining “catch up” opportunity compared to the same period in 2016, partially offset by the favorable impact from the timing of government purchases for the pediatric indication. International revenues decreased primarily due to the unfavorable timing of government purchases in certain emerging markets for the pediatric indication, partially offset by modest growth of the adult indication in certain developed Europe markets	(113)
Decline in Viagra revenues in the U.S. primarily due to lower market demand	(51)
Other operational factors, net	(47)
Operational growth, net	423

Unfavorable impact of foreign exchange	(42)
IH Revenues increase	$381
Total IH revenues from emerging markets were $933 million in the first quarter of 2017, compared to $872 million in the first quarter of 2016, reflecting an 8% operational increase in the first quarter of 2017, partially offset by the unfavorable impact of foreign exchange of 1%.

•
Cost of sales as a percentage of Revenues decreased 1.3 percentage points in the first quarter of 2017, compared to the same period in 2016, driven by a favorable change in product mix, including an increase in alliance revenues, which have no associated cost of sales. The decrease in Cost of sales of 5% in the first quarter of 2017, compared to the same period in 2016, was primarily driven by favorable product mix and favorable foreign exchange, partially offset by an increase in royalty expense.

•
The decrease in Selling, informational and administrative expenses of 10% in the first quarter of 2017, compared to the same period in 2016, was primarily driven by the non-recurrence of an allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor that was recorded in the first quarter of 2016, partially offset by additional investment across several of our key products.

•
The decrease in Research and development expenses of 7% in the first quarter of 2017, compared to the same period in 2016, primarily reflects the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016, partially offset by increased costs associated with our oncology programs, including legacy Medivation operations.

•
The unfavorable change in Other (income)/deductions––net in the first quarter of 2017, compared to the same period in 2016, primarily reflects a net decrease in royalty income, due to lower royalty income for Enbrel, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by the addition of Xtandi royalty-related income.

Essential Health Operating Segment

•
EH Revenues decreased $608 million, or 10%, to $5.4 billion in the first quarter of 2017, compared to $6.0 billion in the same period in 2016. Foreign exchange had an unfavorable impact of 1% on EH revenues in the first quarter of 2017, compared to the same period in 2016. EH Revenues decreased by 9% operationally in the first quarter of 2017, compared to the same period in 2016. Excluding the performance of HIS in both periods, EH Revenues declined 6% operationally in the first quarter of 2017, compared to the same period in 2016.

The following provides an analysis of the revenue decrease for EH:
(MILLIONS OF DOLLARS)	Three Months Ended April 2, 2017

Disposition
Approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to three months of legacy HIS global operations in the first quarter of 2016	$(207)

Operational growth/(decline)
Decline from Peri-LOE Products, including Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, Lyrica in most developed Europe markets and Zyvox in developed Europe markets and in the U.S.	(253)
Decline in the Legacy Established Products portfolio	(153)
Growth in the Pfizer Sterile Injectable Pharmaceuticals portfolio as well as growth in Biosimilars, primarily driven by Inflectra in certain developed Europe markets and in the U.S.	86
Other operational factors, net	(6)
Operational decline, net	(534)

Unfavorable impact of foreign exchange	(74)
EH Revenues decrease	$(608)
Total EH revenues in developed markets were $3.7 billion in the first quarter of 2017, compared to $4.4 billion in the first quarter of 2016, reflecting a 14% operational decline in the first quarter of 2017, primarily driven by operational declines in the Peri-LOE Products portfolio, legacy HIS operations as well as the Legacy Established Products portfolio, partially offset by operational growth in Biosimilars. Foreign exchange had a de minimis impact on total EH revenues in developed markets in the first quarter of 2017, compared to the same period in 2016. Excluding the performance of HIS in both periods, EH revenues in developed markets declined 10% operationally in the first quarter of 2017, compared to the same period in 2016.
Total EH revenues from emerging markets were $1.6 billion in the first quarter of 2017, compared to $1.6 billion in the first quarter of 2016, reflecting 5% operational growth in the first quarter of 2017, primarily driven by operational growth from the Pfizer Sterile Injectable Pharmaceuticals portfolio, largely offset by the unfavorable impact of foreign exchange of 4%. Excluding the performance of HIS in both periods, EH revenues in emerging markets grew 6% operationally in the first quarter of 2017, compared to the same period in 2016.

•	Cost of sales as a percentage of Revenues increased 2.7 percentage points in the first quarter of 2017, compared to the same period in 2016, primarily due to:

◦	cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy;

◦	charges related to a product recall that occurred in the first quarter of 2017; and

◦	the impact of product losses of exclusivity,
partially offset by:

◦
the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016.

•	The slight decrease in Cost of sales in the first quarter of 2017, compared to the same period in 2016, primarily reflects:

◦
the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016;

◦	the favorable impact of foreign exchange; and

◦	a net decrease in royalty expense,
partially offset by:

◦	cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy; and

◦	charges related to a product recall that occurred in the first quarter of 2017.

•
Selling, informational and administrative expenses decreased 4% in the first quarter of 2017, compared to the same period in 2016, primarily due to the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016.

•
Research and development expenses decreased 9% in the first quarter of 2017, compared to the same period in 2016, primarily due to the inclusion of approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations in the first quarter of 2017, compared to the inclusion of three months of legacy HIS global operations in the first quarter of 2016, and the close-out of certain post-marketing clinical trials.

•
The unfavorable change in Other (income)/deductions––net in the first quarter of 2017, compared to the same period in 2016, primarily reflects the non-recurrence of a resolution of a contract disagreement in the first quarter of 2016, partially offset by the favorable impact of foreign exchange.

SELECTED BALANCE SHEET INFORMATION BY OPERATING SEGMENT

For information purposes only, the following table contains selected balance sheet information by operating segment, reflecting the more meaningful operating accounts at the segment level. This information has been developed for annual disclosure purposes only. Although we manage our assets and liabilities on a total company basis, not by operating segment, as many of our operating assets are shared or commingled, we believe that some investors may find this information useful.

	As of December 31, 2016
(MILLIONS OF DOLLARS)	IH(a), (b)	EH(a), (b)	Corporate/Unallocated(a), (c)	Total Company
Trade accounts receivable, less allowance for doubtful accounts	$4,615	$3,610	$—	$8,225
Inventories	3,027	3,756	—	6,783
Trade accounts payable	2,808	1,695	34	4,536
Other selected balance sheet information:
Noncurrent inventories(d)	53	630	—	683

(a)
The selected balance sheet information is presented as of December 31, 2016 after all significant intercompany balances and transactions between legal entities have been eliminated. For subsidiaries operating outside the U.S., the selected balance sheet information is included as of November 30, 2016.

The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had either of the operating segments been managed as a standalone company as of, or prior to, December 31, 2016 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for either of the operating segments on a carve-out basis as of December 31, 2016.
Management believes that the selected balance sheet information by operating segment is reasonable.

(b)	The selected balance sheet information for each operating segment has been developed as follows:

•	Trade accounts receivable, less allowance for doubtful accounts––significantly all amounts were derived using specific identification methods.

•
Inventories (including noncurrent portion)––these amounts were derived using specific identification methods and with respect to shared inventory components, these amounts were derived using proportional allocation methods based on associated manufacturing costs and related product-specific inventory.

•
Trade accounts payable––the amounts were derived using specific identification methods and using proportional allocation methods based on associated manufacturing costs, certain research and development costs or other operating costs, as appropriate.

(c)	Corporate/Unallocated includes a portion of the following line item:

•	Trade accounts payable––the portion of this account included as Corporate/Unallocated primarily relates to liabilities associated with specific legal entities not identified with operating segments.

(d)	Included in Other noncurrent assets on the consolidated balance sheet.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the first quarter of 2017 reflect the following:

•
For Foreign currency translation adjustments, net, primarily reflects the weakening of the U.S. dollar against the Australian dollar, Brazilian real and the Canadian dollar, partially offset by the strengthening of the U.S. dollar against the euro.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains on available-for-sale securities, net, reflect the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains, net, primarily reflects the reclassification into income for amounts related to (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income; and (ii) settlement activity, as well as the impact of favorable foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

The changes in our asset and liability accounts as of April 2, 2017, compared to December 31, 2016, generally reflect, among other things, the impact of assets acquired and liabilities assumed as part of the acquisition of AstraZeneca’s small molecule anti-infectives business and fluctuations in foreign currency exchange rates. The following explanations exclude the impact of the acquisition of AstraZeneca’s small molecule anti-infectives business, the sale of HIS to ICU Medical (see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment and Note 9. Identifiable Intangible Assets and Goodwill for additional information) and foreign exchange.

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change reflects the build of inventory primarily for new product launches and to meet targeted levels for certain products, partially offset by inventory reductions in the normal course of business, including those related to demand.

•
For Other current assets, the change reflects an increase in VAT receivable balances due to a change in our supply chain, partially offset by a decrease in receivables from royalty agreements as a result of contract terminations, as well as the timing of receipts and payments in the normal course of business.

•	For PP&E, the change reflects depreciation during the period, partially offset by capital additions in the normal course of business.

•	For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period.

•	For Other noncurrent assets, the change reflects a decrease in receivables associated with our derivative financial instruments.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business, including the impact of efforts to improve working capital efficiencies.

•	For Accrued compensation and related items, the decrease reflects normal bonus payments made to employees, partially offset by current year’s accruals.

•
For Other current liabilities, the change reflects an increase due to the timing of payments for accrued interest, security purchases, restructuring and charitable contributions, as well as net funds due to ICU Medical for net economic benefit payments (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment: Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)), partially offset by payments to settle liabilities related to the closeout of bococizumab clinical studies and restructuring matters, and payments in the normal course of business.

•	For Pension benefit obligations, net, the decrease primarily reflects the $1.0 billion voluntary pension contribution in January 2017.

•
For Other noncurrent liabilities, the change reflects an increase in deferred revenue from a milestone payment received from Merck for the ertugliflozin collaboration agreement (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment: Collaboration Arrangement) and deferred consideration for transitional and manufacturing service agreements received from ICU Medical (see Notes to Condensed Consolidated Financial Statements––Note 2B.

Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment: Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)) and an increase in liabilities associated with our derivative financial instruments, partially offset by distributions from deferred compensation plans, and changes in accruals in the normal course of business.

•
For Treasury stock, the change reflects $5 billion paid to Citibank in February 2017 pursuant to the terms of an accelerated share repurchase agreement. See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	April 2, 2017	April 3, 2016	% Change
Cash provided by/(used in):
Operating activities(a)	$1,589	$1,808	(12)
Investing activities	4,772	4,355	10
Financing activities(a)	(4,921)	(7,171)	(31)
Effect of exchange-rate changes on cash and cash equivalents	21	(73)	*
Net increase/(decrease) in Cash and cash equivalents	$1,461	$(1,080)	*

*	Calculation not meaningful.

(a)
Amounts for the three months ended April 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, that requires that cash flows present (i) excess tax benefits as Other tax accounts, net as part of operating activities, rather than financing activities on a prospective basis beginning in the year of adoption, and (ii) cash paid by us when directly withholding shares for tax-withholding purposes as a cash outflow from financing activities, rather than operating activities and is reflected in the year of adoption. The year-to-date excess tax benefit was $26 million in the first quarter of 2016. For cash paid by us for withholding purposes, $131 million for the first quarter of 2016 is presented as financing activities in the condensed consolidated statements of cash flows. (see Notes to Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards).

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

Operating Activities
Our net cash provided by operating activities was $1.6 billion in the first three months of 2017, compared to $1.8 billion in the same period in 2016. The decrease in net cash provided by operating activities reflects the decrease in our net income after adjustments for the non-cash changes, as well as the timing of receipts from customers and payments to vendors in the ordinary course of business.
In the first three months of 2017, the line item Other adjustments, net primarily reflects, among other items, the decrease in the provision for bad debt expense and an increase in net gains on sales of property, plant and equipment.
In the first three months of 2017 and 2016, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.
For additional information about changes in other assets and liabilities account balances see also “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.

Investing Activities

Our net cash provided by investing activities was $4.8 billion in the first three months of 2017, compared to $4.4 billion in the same period in 2016. The increase in net cash provided by investing activities was primarily attributable to:

•	net proceeds from sales of investments of $5.4 billion in the first three months of 2017, compared to net proceeds from sales of investments of $4.8 billion in the first three months of 2016,

partially offset by:

•
an increase in cash paid for acquisitions, net of cash acquired, of $475 million, primarily for the acquisition of AstraZeneca’s small molecule anti-infectives business in the first three months of 2017 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement, Equity-Method Investments and Cost-Method Investment: Acquisitions).

Financing Activities

Our net cash used in financing activities was $4.9 billion in first three months of 2017, compared to $7.2 billion in the same period in 2016. The decrease in net cash used in financing activities was primarily attributable to:

•	the issuance of long-term debt of $5.3 billion in the first three months of 2017 (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt),
partially offset by:

•	net payments on short-term borrowings of $2.1 billion in the first three months of 2017, compared to net proceeds on short-term borrowings of $1.1 billion in the first three months of 2016.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We continue our efforts to improve cash inflows through working capital efficiencies. We target specific areas of focus including accounts receivable, inventories, accounts payable, and other working capital, which allows us to optimize our operating cash flows. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future, which include:

•	the working capital requirements of our operations, including our R&D activities;

•	investments in our business;

•	dividend payments and potential increases in the dividend rate;

•	share repurchases;

•	the cash requirements associated with our cost-reduction/productivity initiatives;

•	paying down outstanding debt;

•	contributions to our pension and postretirement plans; and

•	business-development activities.

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	April 2, 2017	December 31, 2016
Selected financial assets:
Cash and cash equivalents(a)	$4,057	$2,595
Short-term investments(a)	10,503	15,255
Long-term investments(a)	7,346	7,116
	21,906	24,967
Debt:
Short-term borrowings, including current portion of long-term debt	7,680	10,688
Long-term debt	36,330	31,398
	44,010	42,085
Selected net financial liabilities(b)	$(22,103)	$(17,118)

Working capital(c)	$11,014	$7,834
Ratio of current assets to current liabilities	1.44:1	1.25:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$9.80	$9.81

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities is predominantly a result of the increase in long term debt. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. Both Moody’s and S&P rating agencies maintained our strong investment-grade corporate debt rating subsequent to the acquisitions of Medivation and Anacor. For additional information, see the “Credit Ratings” section of this MD&A.

(c)
The increase in working capital is primarily due to a decrease in short-term borrowings, which occurred as a result of our issuance of long-term debt, and the timing of accruals, cash receipts and payments in the ordinary course of business, partially offset by a decrease in short-term investments.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and the “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

On March 17, 2017, we completed a public offering of $1.065 billion principal amount of senior unsecured notes due 2047 with an interest rate of 4.20%, and on March 6, 2017, we completed a public offering of €4.0 billion principal amount of senior unsecured notes with a weighted-average effective interest rate of 0.23% (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt).

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we received delayed payments for 2016 revenues from the Greek government; the vast majority of Greece government receivables pertain to 2017 revenues. Also, the Greek government has restructured its debt to other third parties in the third quarter of 2016. We determined our allowance for doubtful accounts to reflect these events, and have $33 million in net receivables from the Greek government as of April 2, 2017. Reported revenues from all customers in Greece for the quarter ended April 2, 2017 were $62 million.

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

As of April 2, 2017, we had about $490 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $62 million, were as follows: $43 million in Italy; $14 million in Portugal; $3 million in Greece; and $2 million in Spain.

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

Our assessments about the recoverability of accounts receivables can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions included in our 2016 Financial Report.
Credit Ratings

Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt	Date of Last Rating Change
	Rating	Rating
Moody’s(a)	P-1	A1	October 2009
S&P(b)	A-1+	AA	October 2009

(a)	In September 2016, Moody’s updated their credit outlook from negative outlook to stable.

(b)	In April 2016, S&P updated their credit outlook from negative watch to stable.
Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 2, 2017, we had access to $7.7 billion of lines of credit, of which $676 million expire within one year. Of these lines of credit, $7.7 billion were unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2021, may be used to support our commercial paper borrowings.

Global Economic Conditions––General

The global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. We monitor our liquidity position continuously in the face of evolving economic conditions.

Global Economic Conditions––U.K.
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In January 2017, the U.K. Prime Minister announced a 12-point plan of negotiating objectives and confirmed that the U.K. government will not seek continued membership of the EU single market. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process is expected to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

We generated approximately 2% of our worldwide revenues from the U.K. in the first quarter of 2017. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of February 2017); and the SIMADI rate of 700 (as of February 2017). Effective in March 2016, the CENCOEX rate was replaced by the DIPRO rate of 10 (as of February 2017); the SICAD rate ceased to be offered; and the SIMADI rate was planned to be replaced by the DICOM rate, but the DICOM rate is not published. The Venezuelan government continues to publish the SIMADI rate, which is commonly referred to as the DICOM rate, and that rate has grown from 206 in March 2016 to about 717 (as of May 2017). Based on recent conditions in Venezuela, we resolved that our Venezuelan bolivar-denominated net monetary assets that are subject to revaluation are no longer expected to be substantially settled at the Venezuelan government CENCOEX official rate of 6.3 or the DIPRO official rate of 10, but at a rate of 500 at the end of the second quarter and third quarter of 2016, and 670 at the end of the fourth quarter of 2016 and at the end of the first quarter of 2017.
We cannot predict whether there will be further devaluations of the Venezuelan currency or whether our use of the DICOM rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. We continue to operate under adverse conditions in Venezuela.
On July 11, 2016, the Venezuelan government administration announced a new program under a State of Emergency decree that is intended to control the use of raw materials, production and distribution of products, specifically for medicines and foods. It is uncertain how this program will be applied to Pfizer in Venezuela. We continue to operate in Venezuela and have $8 million of net monetary assets and $49 million of non-monetary assets, excluding inventory carried at lower of cost or market, in Venezuela at February 26, 2017, our international quarter-end.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 2, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.
Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

Our October 2014 $11 billion share-purchase plan was exhausted in the first quarter of 2017. In December 2015, the Board of Directors authorized an $11 billion share repurchase program, and share repurchases commenced thereunder in the first quarter of 2017.

On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced accelerated share repurchase agreements:
	Three Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	April 2 2017(a)	April 3, 2016(b)
Shares of common stock purchased	126	136
Cost of purchase	$5.0	$5.0

(a)
Represents shares purchased pursuant to an accelerated share repurchase agreement with Citibank. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

(b)
Represents shares purchased pursuant to an accelerated share repurchase agreement entered into on March 8, 2016. For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2016 Financial Report.

At April 2, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

Dividends on Common Stock

In April 2017, our Board of Directors declared a dividend of $0.32 per share, payable on June 1, 2017, to shareholders of record at the close of business on May 12, 2017.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of April 2, 2017

The following table provides a brief description of recently issued accounting standards, not yet adopted:
Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance the FASB has issued six ASUs, amending the guidance and effective date, and the SEC has rescinded certain related SEC guidance; the most recent of these changes was issued in December 2016.
January 1, 2018.
We have made substantial progress in completing our review of the impact of this guidance across our various business arrangements and revenue-related activities, and do not expect the adoption of this standard to have a material impact on our financial statements and revenue recognition practices, or our internal controls. Under the development portion of our collaboration agreements, we expect the milestone payments, which are recorded in Other (income)/deductions––net, to be amortized over the development period rather than the life of the agreement, as we currently do. We continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions. In addition, we continue to monitor other changes, such as changes in our business, new collaboration arrangements, business combinations, etc., which may impact our current conclusions prior to the adoption date.

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
January 1, 2018.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, as of April 2, 2017, we have $553 million in available-for-sale equity securities and approximately $1.2 billion of restricted stock and private equity securities which will be subject to the new rules. Further, for the three months ended April 2, 2017, we recognized $176 million of unrealized holding gains on available-for-sale equity securities in Other Comprehensive income/(loss), which would have been recorded to Other (income)/deductions––net under the new rules.

In August 2016, the FASB issued new guidance on the classification of certain transactions in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, upon adoption, we expect to reclassify approximately $362 million of cash outflows related to debt redemption in 2016 from operating activities to financing activities. We also expect to reclassify approximately $28 million of cash inflows from trust-owned life insurance contracts in 2016 from operating activities to investing activities. In addition, the new guidance may impact the classification of certain cash flows related to contingent consideration in a business acquisition, depending on the ultimate settlement amount of the contingency.

In October 2016, the FASB issued new guidance on the presentation of restricted cash in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, our restricted cash balances as of the end of 2016 were approximately $18.1 million of short-term restricted cash and $45.3 million of long-term restricted cash.

In October 2016, the FASB issued an update to its guidance on income tax accounting. The new guidance replaces the prohibition against recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party with a requirement to do so, unless the asset transferred is inventory.
January 1, 2018.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, we anticipate that after adoption, our effective tax rate could be impacted by the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. The impact of adoption will be recorded as a cumulative effect adjustment to Retained earnings.

In January 2017, the FASB issued new guidance to clarify the definition of a business. The new guidance provides a new framework for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If the fair value of the gross assets acquired is concentrated in a single identifiable asset, the transaction will not qualify for treatment as a business. The new guidance also requires that to be considered a business, a set of integrated activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs, without regard as to whether a market participant could replace missing elements. In addition, the new guidance narrows the definition of the term “output” to make it consistent with how outputs are described in the updated revenue recognition guidance.
January 1, 2018. Earlier application is permitted.
We have not yet completed our review of the impact of this guidance. However, we anticipate that after adoption, fewer transactions will be accounted for as business acquisitions (decreasing the amount of goodwill incurred and potentially increasing IPR&D expense) or disposals of a business.

In February 2017, the FASB issued amended guidance related to the derecognition of nonfinancial assets.	January 1, 2018. Earlier application is permitted.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost. Under the new rules, entities that sponsor defined benefit plans will present net benefit cost as follows:
1. Service cost will be included in the same income statement line items where other employee compensation costs are reported.
2. The other components of net benefit cost will be presented outside of income from operations, if such a subtotal is presented.
3. Only the service cost component will be capitalized, when applicable (for example, as a cost of inventory, internal-use software, or a self-constructed fixed asset).
If a separate line item is used to present the other components of net benefit cost, it should have an appropriate description. If a separate line item or items is not used, the line item or items in the income statement where the other components of net benefit cost are included must be disclosed.
January 1, 2018.
We have not yet completed our review of this new guidance on our consolidated financial statements, although we anticipate that after adoption, the net benefit costs other than service costs will be reclassified to Other (income)/deductions—net from their current classification within Cost of sales, Selling, informational and administrative expenses, and Research and development expenses. Effective January 1, 2018, future accruals under the Pfizer Consolidated Pension Plan (our largest U. S. defined benefit plan), will freeze, and the Pfizer defined contribution savings plan will provide additional annual contributions to those previously accruing benefits under the Pfizer Consolidated Pension Plan. This change will result in elimination of future service costs for the plan.

In May 2017, the FASB issued new guidance on the accounting for modifications of share-based payment awards. The new guidance clarifies that changes in the terms or conditions of a share-based payment award be accounted for as a modification unless all the following conditions are met:
1.
The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified.
2.
The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.
The modification does not change the classification of the award as an equity instrument or a liability instrument.
	January 1, 2018. Early application is permitted, including in interim periods.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
In February 2016, the FASB issued an update to its guidance on leases. The new ASU provides guidance for both lessee and lessor accounting models. Among other things, the new guidance requires that a right of use asset and a lease liability be recognized for leases with a duration of greater than one year.
January 1, 2019. Earlier application is permitted.
We have not yet completed our review of the impact of this guidance. However, we anticipate recognition of at least $1 billion of additional assets and corresponding liabilities on our balance sheet. We are currently assessing the potential impact of embedded leases on our financial statements.

In March 2017, the FASB issued new guidance that shortens the amortization period for certain callable debt securities held at a premium. The new guidance requires the premium to be amortized to the earliest call date.

January 1, 2019. Early application is permitted, including in interim periods, so long as any adjustments are reflected as of the beginning of the fiscal year that includes the interim period in which the guidance is applied.
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
In January 2017, the FASB issued new guidance for goodwill impairment testing. The new guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit.
January 1, 2020. Earlier application is permitted.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, we do not expect this new guidance to have a material impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2017” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions, and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2017 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•	the success of external business-development activities, including the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all;

•
competitive developments, including the impact on our competitive position of new product entrants, in-line branded products, generic products, private label products, biosimilars and product candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

•
the implementation by the FDA and regulatory authorities in certain other countries of an abbreviated legal pathway to approve biosimilar products, which could subject our biologic products to competition from biosimilar products, with attendant competitive pressures, after the expiration of any applicable exclusivity period and patent rights;

•
risks related to our ability to develop and launch biosimilars, including risks associated with “at risk” launches, defined as the marketing of a product by Pfizer before the final resolution of litigation (including any appeals) brought by a third party alleging that such marketing would infringe one or more patents owned or controlled by the third party;

•	the ability to meet competition from generic, branded and biosimilar products after the loss or expiration of patent protection for our products or competitor products;

•	the ability to successfully market both new and existing products domestically and internationally;

•
difficulties or delays in manufacturing, including possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions or voluntary recall of a product;

•	trade buying patterns;

•	the impact of existing and future legislation and regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or formulary placement for our products;

•
the impact of any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented, and/or any significant additional taxes or fees that may be imposed on the pharmaceutical industry as part of any broad deficit-reduction effort;

•
the impact of any U.S. healthcare reform or legislation, including any repeal, substantial modification or invalidation of any or all of the provisions of the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and the passage or failure of the American Health Care Act;

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

•	contingencies related to actual or alleged environmental contamination;

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•	any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;

•	legal defense costs, insurance expenses and settlement costs;

•
the risk of an adverse decision or settlement and the adequacy of reserves related to legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial, environmental, government investigations, employment and other legal proceedings, including various means for resolving asbestos litigation, as well as tax issues;

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

•	any significant issues involving our largest wholesale distributors, which account for a substantial portion of our revenues;

•	the possible impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain on our revenues and on patient confidence in the integrity of our medicines;

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

•	any significant issues that may arise related to our joint ventures and other third-party business arrangements;

•	changes in U.S. generally accepted accounting principles;

•	changes in interpretations of existing laws and regulations, or changes in laws and regulations, in the U.S. and other countries;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, product recalls, withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives and of the internal separation of our commercial operations into our current operating structure;

•	the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

•	risks related to internal control over financial reporting; and

•
risks and uncertainties related to our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including, among other things, the ability to realize the anticipated benefits of the acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; significant transaction costs; and unknown liabilities.

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

Our 2016 Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The operating segment information provided in this report does not purport to represent the revenues, costs and income from continuing operations before provision for taxes on income that each of our operating segments would have recorded had each segment operated as a standalone company during the periods presented. The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had any of the operating segments been managed as a standalone company as of, or prior to, December 31, 2016 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for any of the operating segments on a carve-out basis as of December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2016 Financial Report.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2017:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(a), (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2017 through January 29, 2017	25,427	$32.59	—	$11,355,862,076
January 30, 2017 through February 26 2017	127,312,839	$31.75	126,063,662	$6,355,862,076
February 27, 2017 through April 2, 2017	4,455,187	$34.45	—	$6,355,862,076
Total	131,793,453	$31.84	126,063,662

(a)
Our October 2014 $11 billion share-purchase plan was exhausted in the first quarter of 2017. In December 2015, the Board of Directors authorized an $11 billion share repurchase program, and share repurchase commenced thereunder in the first quarter of 2017. On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on February 6, 2017, we paid $5 billion to Citibank and received an initial delivery of approximately 126 million shares of our common stock from Citibank at a price of $31.73 per share, which represented, based on the closing price of our common stock on the NYSE on February 2, 2017, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of April 2, 2017, the common stock received is included in Treasury Stock. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2017, Citibank may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to Citibank, with the number of shares to be delivered or the amount of such payment, as well as the final average price per share, based on the difference between the volume-weighted average price, less a discount, of Pfizer’s common stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. At April 2, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

(b)
In addition to the amounts purchased under the accelerated share repurchase agreement, these columns reflect the following transactions during the first fiscal quarter of 2017: (i) the surrender to Pfizer of 3,240,616 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the surrender to Pfizer of 1,506,981 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; (iii) the surrender of 976,042 shares of common stock to satisfy withholding obligations in connection with the settlement of total shareholder return units; (iv) the open market purchase by the trustee of 5,467 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (v) the surrender to Pfizer of 685 shares of common stock to satisfy tax withholding obligations in connection with the vesting of stock options issued to employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF		XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation Linkbase XBRL Taxonomy Extension Label Linkbase XBRL Taxonomy Extension Presentation Linkbase XBRL Taxonomy Extension Definition Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	May 11, 2017	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)