Form 10-Q
period 2017-07-02
PFIZER INC
filed 2017-08-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

At August 7, 2017, 5,947,349,054 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2016 Financial Report	Financial Report for the fiscal year ended December 31, 2016, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
AAV	Adeno-Associated Virus
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Allergan	Allergan plc
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Anacor	Anacor Pharmaceuticals, Inc.
Astellas	Astellas Pharma U.S., Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Bamboo	Bamboo Therapeutics, Inc.
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
Cellectis	Cellectis SA
Citibank	Citibank N.A.
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development
HER2-	human epidermal growth factor receptor 2-negative
HIS	Hospira Infusion Systems
Hisun	Zhejiang Hisun Pharmaceuticals Co., Ltd.
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
King	King Pharmaceuticals, Inc.
LDL	low density lipoprotein
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity

MCO	Managed Care Organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation, Inc.
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NovaQuest	NovaQuest Co-Investment Fund V, L.P.
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	Pharmacy Benefit Manager
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2017
RCC	renal cell carcinoma
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SFJ	SFJ Pharmaceuticals Group
S&P	Standard and Poor’s
Teuto	Laboratório Teuto Brasileiro S.A.
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
WRD	Worldwide Research and Development
Zoetis	Zoetis Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenues	$12,896	$13,147	$25,675	$26,152
Costs and expenses:
Cost of sales(a)	2,663	3,174	5,134	6,026
Selling, informational and administrative expenses(a)	3,425	3,471	6,733	6,856
Research and development expenses(a)	1,780	1,748	3,487	3,478
Amortization of intangible assets	1,208	961	2,394	1,966
Restructuring charges and certain acquisition-related costs	70	316	228	457
Other (income)/deductions––net	(66)	1,068	(68)	1,398
Income from continuing operations before provision for taxes on income	3,815	2,410	7,767	5,971
Provision for taxes on income(b)	739	347	1,560	861
Income from continuing operations(b)	3,077	2,062	6,207	5,110
Discontinued operations––net of tax	2	1	1	1
Net income before allocation to noncontrolling interests(b)	3,078	2,063	6,208	5,111
Less: Net income attributable to noncontrolling interests	5	16	14	25
Net income attributable to Pfizer Inc.(b)	$3,073	$2,047	$6,194	$5,085

Earnings per common share––basic(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.52	$0.34	$1.04	$0.83
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.52	$0.34	$1.04	$0.83

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.33	$1.02	$0.82
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.51	$0.33	$1.02	$0.82

Weighted-average shares––basic	5,958	6,068	5,982	6,110
Weighted-average shares––diluted	6,037	6,149	6,065	6,188
Cash dividends paid per common share	$0.32	$0.30	$0.64	$0.60

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

(b)
Amounts for the three and six months ended July 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards.

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income before allocation to noncontrolling interests	$3,078	$2,063	$6,208	$5,111

Foreign currency translation adjustments, net	247	515	474	581
Reclassification adjustments(a)	111	—	112	—
	358	515	586	581
Unrealized holding losses on derivative financial instruments, net	(90)	(571)	(99)	(845)
Reclassification adjustments for realized (gains)/losses(b)	(208)	469	(449)	130
	(297)	(102)	(548)	(714)
Unrealized holding gains on available-for-sale securities, net	164	350	314	479
Reclassification adjustments for realized (gains)/losses(b)	(40)	(226)	97	(16)
	124	124	412	463
Benefit plans: actuarial gains/(losses), net	61	(19)	62	(19)
Reclassification adjustments related to amortization(c)	145	139	308	278
Reclassification adjustments related to settlements, net(c)	(1)	22	51	48
Other	(80)	(57)	(35)	(18)
	124	85	385	288
Benefit plans: prior service (costs)/credits and other, net	(2)	87	(2)	87
Reclassification adjustments related to amortization(c)	(46)	(41)	(91)	(81)
Reclassification adjustments related to curtailments, net(c)	(4)	—	(11)	(6)
Other	—	1	1	6
	(52)	48	(104)	6
Other comprehensive income, before tax	258	669	732	624
Tax provision/(benefit) on other comprehensive income(d)	(163)	36	(138)	(5)
Other comprehensive income before allocation to noncontrolling interests	$421	$633	$870	$629

Comprehensive income before allocation to noncontrolling interests	$3,499	$2,696	$7,078	$5,740
Less: Comprehensive income attributable to noncontrolling interests	13	21	29	24
Comprehensive income attributable to Pfizer Inc.	$3,486	$2,676	$7,049	$5,715

(a)
The foreign currency translation adjustments reclassified into Other (income)/deductions—net in the condensed consolidated statements of income primarily result from the agreement to sell our 40% ownership investment in Teuto. See Note 2D. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

(b)	Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income.

(c)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(d)	See Note 5C. Tax Matters: Tax Provision/(Benefit) on Other Comprehensive Income.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	July 2, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$2,585	$2,595
Short-term investments	11,748	15,255
Trade accounts receivable, less allowance for doubtful accounts: 2017—$579; 2016—$609	9,476	8,225
Inventories	7,584	6,783
Current tax assets	3,113	3,041
Other current assets	1,877	2,249
Assets held for sale	3	801
Total current assets	36,385	38,949
Long-term investments	7,008	7,116
Property, plant and equipment, less accumulated depreciation: 2017—$15,506; 2016—$14,807	13,386	13,318
Identifiable intangible assets, less accumulated amortization	51,348	52,648
Goodwill	55,014	54,449
Noncurrent deferred tax assets and other noncurrent tax assets	1,952	1,812
Other noncurrent assets	3,466	3,323
Total assets	$168,558	$171,615

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2017—$3,072; 2016—$4,225	$9,514	$10,688
Trade accounts payable	3,439	4,536
Dividends payable	1,904	1,944
Income taxes payable	552	437
Accrued compensation and related items	1,625	2,487
Other current liabilities	10,148	11,023
Total current liabilities	27,182	31,115

Long-term debt	34,191	31,398
Pension benefit obligations, net	5,371	6,406
Postretirement benefit obligations, net	1,705	1,766
Noncurrent deferred tax liabilities	30,879	30,753
Other taxes payable	4,096	4,000
Other noncurrent liabilities	6,440	6,337
Total liabilities	109,863	111,776

Commitments and Contingencies

Preferred stock	23	24
Common stock	463	461
Additional paid-in capital	83,373	82,685
Treasury stock	(89,416)	(84,364)
Retained earnings	74,107	71,774
Accumulated other comprehensive loss	(10,181)	(11,036)
Total Pfizer Inc. shareholders’ equity	58,368	59,544
Equity attributable to noncontrolling interests	326	296
Total equity	58,694	59,840
Total liabilities and equity	$168,558	$171,615
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016
Operating Activities
Net income before allocation to noncontrolling interests	$6,208	$5,111
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,129	2,812
Asset write-offs and impairments	97	983
Loss on sale of HIS net assets	64	—
Deferred taxes from continuing operations	320	(10)
Share-based compensation expense	388	387
Benefit plan contributions in excess of expense	(1,079)	(857)
Other adjustments, net	(433)	170
Other changes in assets and liabilities, net of acquisitions and divestitures(a)	(3,853)	(3,182)
Net cash provided by operating activities	4,841	5,414

Investing Activities
Purchases of property, plant and equipment	(806)	(702)
Purchases of short-term investments	(2,394)	(8,744)
Proceeds from redemptions/sales of short-term investments	3,520	14,757
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	3,424	(249)
Purchases of long-term investments	(1,663)	(3,126)
Proceeds from redemptions/sales of long-term investments	1,539	2,427
Acquisitions of businesses, net of cash acquired	(1,000)	(4,616)
Acquisitions of intangible assets	(41)	(96)
Other investing activities, net	455	26
Net cash provided by/(used in) investing activities	3,034	(323)

Financing Activities
Proceeds from short-term borrowings	4,799	2,307
Principal payments on short-term borrowings	(5,110)	(2,291)
Net proceeds from short-term borrowings with original maturities of three months or less	261	2,182
Proceeds from issuance of long-term debt	5,273	5,031
Principal payments on long-term debt	(4,473)	(4,317)
Purchases of common stock	(5,000)	(5,000)
Cash dividends paid	(3,855)	(3,675)
Proceeds from exercise of stock options	411	696
Other financing activities, net(a)	(228)	(186)
Net cash used in financing activities	(7,922)	(5,253)
Effect of exchange-rate changes on cash and cash equivalents	37	(68)
Net decrease in cash and cash equivalents	(10)	(230)
Cash and cash equivalents, beginning	2,595	3,641
Cash and cash equivalents, end	$2,585	$3,411

Supplemental Cash Flow Information
Non-cash transactions:
Receipt of ICU Medical common stock(b)	$428	$—
Promissory note from ICU Medical(b)	75	—
Cash paid (received) during the period for:
Income taxes	$1,121	$1,111
Interest	881	903
Interest rate hedges	(226)	(306)

(a)
Amounts for the three and six months ended July 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

(b)
In connection with the sale of HIS net assets to ICU Medical, on February 3, 2017, Pfizer received 3.2 million newly issued shares of ICU Medical common stock valued at $428 million and a promissory note in the amount of $75 million. For additional information, see Note 2B. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Sale of Hospira Infusion Systems Net Assets.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 28, 2017 and May 29, 2016. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended July 2, 2017 and July 3, 2016.

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

Our recent significant business development activities include:

•
On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in the condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the second quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the second quarter of 2016 reflect three months of HIS global operations. Our financial results, and EH’s operating results, for the first six months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while our financial results, and EH’s operating results, for the first six months of 2016 reflect six months of HIS global operations. Assets and liabilities associated with HIS are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, and EH’s operating results, for the second quarter and first six months of 2017 reflect approximately three months and five months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca.

•
On September 28, 2016, we acquired Medivation for $81.50 per share. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation. Therefore, Medivation operations are reflected in our financial results, IH’s operating results, and cash flows for the second quarter and first six months of 2017, but not for the second quarter and first six months of 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
On June 24, 2016, we acquired Anacor for $99.25 per share. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor. Therefore, Anacor operations are reflected in our financial results, IH’s operating results, and cash flows for the second quarter and first six months of 2017, but for only five days in the second quarter and first six months of 2016.

For additional information, see Note 2 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments in Pfizer’s 2016 Financial Report.
B. Adoption of New Accounting Standards
In the fourth quarter of 2016, we adopted a new accounting standard for certain elements of the accounting for share-based payments as of January 1, 2016. Specifically, the new standard requires excess tax benefits or deficiencies (including tax benefits of dividend equivalents) of share-based compensation to be recognized as a component of the Provision for taxes on income, whereas excess tax benefits or deficiencies previously were recognized in Additional paid-in capital. The net tax benefit for the Company was $28 million for the second quarter of 2016 and $50 million for the first six months of 2016. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit.
Another element of the new accounting standard requires that we now present excess tax benefits as operating activities in our consolidated statements of cash flow. We elected to adopt this presentation on a prospective basis as of January 1, 2016. Additionally, cash paid by us when directly withholding shares for tax-withholding purposes is now a cash outflow from financing activities. This reclassification was required to be adopted retrospectively. As a result, $51 million of cash outflows for the first six months of 2016 was reclassified from operating activities to financing activities in the condensed consolidated statement of cash flows. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards included in our 2016 Financial Report.

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
Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments

A. Acquisitions
AstraZeneca’s Small Molecule Anti-Infectives Business (EH)
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, we made an upfront payment of approximately $552 million to AstraZeneca upon the close of the transaction and an additional $3 million payment for a contractual purchase price adjustment in the second quarter of 2017. We also made a $50 million milestone payment to AstraZeneca in the second quarter of 2017 and will make a deferred payment of $175 million in January 2019. In addition, AstraZeneca is eligible to receive up to $200 million in additional milestone payments, and up to $600 million if sales of Zavicefta™ exceed certain thresholds during the next nine years, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets for a period ending on the later of ten years or the loss of patent protection or loss of regulatory exclusivity. The total royalty payments are unlimited during the royalty term and the undiscounted payments are expected to be in the range of approximately $250 million to $425 million. The total fair value of consideration transferred for AstraZeneca’s small molecule anti-infectives business was approximately $1,045 million, which includes $555 million in cash, plus the fair value of contingent consideration of $490 million (which is composed of the deferred payment, the $50 million milestone

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payment made in the second quarter of 2017 and the future expected milestone and royalty payments). In connection with this acquisition, we provisionally recorded $902 million in Identifiable intangible assets, primarily consisting of $683 million in Developed technology rights and $219 million in IPR&D. We also recorded $96 million in Other current assets related to the economic value of inventory which was retained by AstraZeneca for sale on our behalf, $68 million in Goodwill and $20 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets and the liabilities assumed has not yet been finalized.
Medivation, Inc. (IH)
On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, approximately $365 million was not paid as of December 31, 2016, and was recorded in Other current liabilities. Substantially all of the remaining consideration was paid as of July 2, 2017. Medivation is now a wholly-owned subsidiary of Pfizer. Medivation is a biopharmaceutical company focused on developing and commercializing small molecules for oncology. Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells. Xtandi is being developed and commercialized through a collaboration with Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has a development-stage oncology asset in its pipeline, talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer. In connection with this acquisition, we provisionally recorded $13.0 billion in Identifiable intangible assets, primarily consisting of $8.7 billion of Developed technology rights with an average useful life of approximately 12 years and $4.3 billion of IPR&D, and provisionally recorded $5.6 billion of Goodwill, $4.3 billion of net income tax liabilities, and $259 million of assumed contingent consideration. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
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

Anacor Pharmaceuticals, Inc. (IH)
On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion net of cash acquired), plus $698 million debt assumed. Anacor is now a wholly-owned subsidiary of Pfizer. Anacor is a biopharmaceutical company focused on novel small-molecule therapeutics derived from its boron chemistry platform. Anacor’s crisaborole, a non-steroidal topical PDE-4 inhibitor with anti-inflammatory properties, was approved by the FDA on December 14, 2016 under the trade name Eucrisa. In connection with this acquisition, we recorded $698 million as the fair value of notes payable in cash, and recorded $4.9 billion in Identifiable intangible assets, primarily consisting of $4.8 billion of IPR&D, and recorded $646 million of Goodwill and $346 million of net income tax liabilities. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

B. Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)
On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical would acquire all of our global infusion therapy net assets, HIS, for approximately $1 billion in cash and ICU Medical common stock. HIS includes IV pumps, solutions, and devices. As a result of the performance of HIS relative to ICU Medical’s expectations, on January 5, 2017, we entered into a revised agreement with ICU Medical under which ICU Medical would acquire HIS for up to

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing.
The revised transaction closed on February 3, 2017. At closing, under the terms of the revised agreement, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed), which we valued at approximately $428 million (based upon the closing price of ICU Medical common stock on the closing date less a discount for lack of marketability) and which are reported in Long-term investments on the condensed consolidated balance sheet as of July 2, 2017, a promissory note in the amount of $75 million, which is reported in Other noncurrent assets on the condensed consolidated balance sheet as of July 2, 2017, and net cash of approximately $200 million before customary adjustments for net working capital, which is reported in Other investing activities, net on the condensed consolidated statement of cash flows for the six months ended July 2, 2017. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. After receipt of the ICU Medical shares, we own approximately 16% of ICU Medical. We have agreed to certain restrictions on transfer of our ICU Medical shares for 18 months after the closing date. The promissory note from ICU Medical has a term of three years and bears interest at LIBOR plus 2.25% for the first year and LIBOR plus 2.50% for the second and third years. In the second quarter and first six months of 2017, we recognized pre-tax losses of approximately $28 million and $64 million, respectively, in Other (income)/deductions––net, (see Note 4), representing incremental charges to amounts previously recorded to write down the HIS net assets to fair value less costs to sell.
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
C. Collaboration Arrangement

Collaboration with Merck & Co., Inc.
In 2013, we entered into a worldwide, except for Japan, collaboration agreement with Merck for the development and commercialization of ertugliflozin (PF-04971729), our investigational oral sodium glucose cotransporter (SGLT2) inhibitor currently in Phase 3 development for the treatment of type 2 diabetes. Under the agreement, we are collaborating with Merck on the clinical development of ertugliflozin, and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets.
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
D. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited
In the first and second quarters of 2016, we determined that we had other-than-temporary declines in the value of Hisun Pfizer, our 49%-owned equity-method investment in China, and, therefore, we recognized losses of $81 million and $130 million, respectively, in Other (income)/deductions––net (see Note 4). The declines in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, primarily as a result of an increase in risk due to the continued slowdown in the Chinese economy and changes in the expected timing and number of new product introductions by Hisun Pfizer. As of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

July 2, 2017, the carrying value of our investment in Hisun Pfizer is $270 million, which is included in Long-term investments. We are continuing to evaluate strategic alternatives with Hisun. These strategic alternatives could impact the value of our investment in Hisun Pfizer in future periods.

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

Investment in Laboratório Teuto Brasileiro S.A.
We entered into an agreement on June 30, 2017 to exit our investment in Teuto, a 40%-owned generics company in Brazil, and sell our 40% interest in Teuto to the majority shareholders. As part of the agreement, we have waived our option to acquire the remaining 60% of Teuto, and Teuto’s other shareholders have waived their option to sell their 60% stake in the company to us. The transaction is expected to close in the third quarter of 2017. As a result, in the second quarter of 2017, we recognized a net loss of approximately $30 million in Other (income)/deductions––net (see Note 4), which included the impairment of our equity-method investment in Teuto, the reversal of a contingent liability associated with the majority shareholders’ option to sell their 60% stake in the company to us, and the recognition in earnings of the currency translation adjustment associated with the Teuto investment.
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
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives will encompass all areas of our cost base and will include:

•
Optimization of our manufacturing plant network to support IH and EH products and pipelines. During 2017-2019, we expect to incur costs of approximately $750 million related to this initiative. Through July 2, 2017, we incurred approximately $91 million associated with this initiative.

•
Activities in non-manufacturing related areas, which include further centralization of our corporate and platform functions, as well as other activities where opportunities are identified. During 2017-2019, we expect to incur costs of approximately $150 million related to this initiative. Through July 2, 2017, we incurred approximately $73 million associated with this initiative.

The costs expected to be incurred during 2017-2019, of approximately $900 million for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about a quarter of the charges will be non-cash.
Current-Period Key Activities

For the first six months of 2017, we incurred costs of $163 million associated with the 2017-2019 program, $107 million associated with the integration of Hospira and $85 million associated with all other acquisition-related initiatives.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restructuring charges(a):
Employee terminations	$10	$93	$29	$117
Asset impairments	—	16	24	18
Exit costs	4	31	6	35
Total restructuring charges	14	141	59	170
Transaction costs(b)	6	36	18	60
Integration costs(c)	50	139	151	227
Restructuring charges and certain acquisition-related costs	70	316	228	457
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	21	52	35	99
Research and development expenses	—	1	—	5
Total additional depreciation––asset restructuring	21	53	35	104
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	36	38	51	81
Selling, informational and administrative expenses	15	20	24	33
Research and development expenses	11	5	17	9
Other (income)/deductions––net	—	1	—	1
Total implementation costs	62	64	93	124
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$153	$433	$356	$685

(a)
In the second quarter and first six months of 2017, restructuring charges are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as our acquisitions of mainly Anacor for the second quarter of 2017 and mainly Anacor and Medivation for the first six months of 2017. In the second quarter and first six months of 2016, restructuring charges are largely associated with cost-reduction and productivity initiatives not associated with acquisitions. In the six months ended July 2, 2017, Employee terminations primarily include pension and postretirement benefit costs, partially offset by revisions of our estimates of severance benefits.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.
The restructuring activities for 2017 are associated with the following:

•	For the second quarter of 2017, IH ($3 million income); EH ($8 million); WRD/GPD ($3 million); manufacturing operations ($1 million income); and Corporate ($7 million).

•	For the first six months of 2017, IH ($6 million); EH ($10 million income); WRD/GPD ($13 million); manufacturing operations ($24 million); and Corporate ($26 million).
The restructuring activities for 2016 are associated with the following:

•	For the second quarter of 2016, IH ($5 million); EH ($11 million income); WRD/GPD ($49 million); manufacturing operations ($59 million); and Corporate ($39 million).

•	For the first six months of 2016, IH ($14 million); EH ($8 million income); WRD/GPD ($52 million); manufacturing operations ($73 million); and Corporate ($40 million).

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services, virtually all of which in the second quarter and first six months of 2017 are directly related to our acquisition of Medivation. Transaction costs in the second quarter of 2016 were mostly related to the Anacor acquisition and in the first six months of 2016, were mostly related to the Anacor acquisition and our terminated transaction with Allergan.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the second quarter and first six months of 2017, integration costs were primarily related to our acquisitions of Hospira and Medivation, including a net gain of $12 million related to the settlement of the Hospira U.S. qualified defined benefit pension plan (see Note 10). In the second quarter and first six months of 2016, integration costs were primarily related to our acquisition of Hospira and the terminated transaction with Allergan.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2016(a)	$1,547	$—	$36	$1,583
Provision	29	24	6	59
Utilization and other(b)	(293)	(24)	(6)	(323)
Balance, July 2, 2017(c)	$1,282	$—	$36	$1,319

(a)	Included in Other current liabilities ($863 million) and Other noncurrent liabilities ($720 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($602 million) and Other noncurrent liabilities ($717 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Interest income(a)	$(94)	$(122)	$(175)	$(234)
Interest expense(a)	312	292	621	598
Net interest expense	218	170	446	363
Royalty-related income(b)	(105)	(274)	(191)	(461)
Certain legal matters, net(c)	3	261	11	534
Net gains on asset disposals(d)	(62)	(31)	(194)	(39)
Loss on sale of HIS net assets(e)	28	—	64	—
Certain asset impairments(f)	—	816	13	947
Business and legal entity alignment costs(g)	17	60	38	111
Other, net(h)	(164)	66	(254)	(57)
Other (income)/deductions––net	$(66)	$1,068	$(68)	$1,398

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
Interest income decreased in the second quarter and first six months of 2017, primarily due to lower investment returns driven by a lower investment balance. Interest expense increased in the second quarter and first six months of 2017, primarily as a result of higher short-term interest rates, offset, in part, by the retirement of high-coupon debt and the issuance of new low-coupon debt.

(b)
Royalty-related income decreased in the second quarter and first six months of 2017, primarily due to lower royalty income for Enbrel of $157 million and $275 million, respectively, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by the addition of Xtandi royalty-related income of $51 million and $87 million, respectively.

(c)
In the second quarter and first six months of 2016, primarily includes amounts to resolve a Multi-District Litigation relating to Celebrex and Bextra that was pending against the Company in New York federal court for $486 million, partially offset by the reversal of a legal accrual where a loss was no longer deemed probable. In addition, the first six months of 2016 includes a settlement related to a patent matter.

(d)
In the second quarter of 2017, primarily includes gains on sales and redemptions of investments in equity and debt securities (approximately $64 million) and gains on sales/out-licensing of product and compound rights (approximately $27 million), partially offset by a net loss related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the remaining 60% ownership interest (approximately $30 million). In the first six months of 2017, primarily includes gains on sales and redemptions of investments in equity and debt securities (approximately $118 million), gains on sales/out-licensing of product and compound rights (approximately $69 million) and a gain on sale of property (approximately $50 million), partially offset by the net loss related to the sale of our investment in Teuto discussed above. In the first six months of 2016, primarily includes gains on sales/out-licensing of product and compound rights (approximately $31 million).

(e)
In the second quarter and first six months of 2017, represents incremental charges to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical.

(f)
In the second quarter and first six months of 2016, primarily includes intangible asset impairment charges of $641 million, reflecting (i) $331 million related to developed technology rights for a generic injectable antibiotic product for the treatment of bacterial infections; (ii) $265 million related to an IPR&D compound for the treatment of anemia; and (iii) $45 million of other IPR&D assets, all acquired in connection with our acquisition of Hospira and associated with the EH segment. In addition, 2016 includes an impairment loss of $130 million in the second quarter and $211 million in the first six months related to Pfizer’s 49%-owned equity-method investment with Hisun in China, Hisun Pfizer, and the first six months of 2016 includes an impairment loss of $50 million related to Pfizer’s 40%-owned equity-method investment in Teuto. For additional information concerning Hisun Pfizer and Teuto, see Note 2D.

(g)
In the second quarter and first six months of 2017 and 2016, represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(h)
In the second quarter and first six months of 2017, primarily includes, among other things, dividend income of $114 million and $157 million, respectively, from our investment in ViiV. In the second quarter and first six months of 2016, primarily includes, among other things, $150 million paid to Allergan for reimbursement of Allergan’s expenses associated with the terminated transaction. The first six months of 2016 also includes income of $116 million from resolution of a contract disagreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 19.4% for the second quarter of 2017, compared to 14.4% for the second quarter of 2016 and was 20.1% for the first six months of 2017, compared to 14.4% for the first six months of 2016.
The higher effective tax rate for the second quarter of 2017 in comparison with the same period in 2016 was primarily due to an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
The higher effective tax rate for the first six months of 2017 in comparison with the same period in 2016 was primarily due to:

•
the non-recurrence of benefits related to the final resolution of an agreement in principle reached in February 2016 and finalized in April 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our initial assessment in 2015 of the likelihood of prevailing on the technical merits of our tax position;

•	the non-recurrence of benefits associated with our Venezuela operations; as well as

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income

The following table provides the components of Tax provision/(benefit) on other comprehensive income:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Foreign currency translation adjustments, net(a)	$(109)	$(1)	$(130)	$(15)
Unrealized holding losses on derivative financial instruments, net	(1)	(157)	2	(193)
Reclassification adjustments for realized (gains)/losses	(88)	122	(140)	49
	(89)	(35)	(138)	(144)
Unrealized holding gains on available-for-sale securities, net	18	49	55	65
Reclassification adjustments for realized (gains)/losses	(7)	(28)	4	(2)
	11	21	59	63
Benefit plans: actuarial gains/(losses), net	22	(8)	22	(8)
Reclassification adjustments related to amortization	43	47	92	93
Reclassification adjustments related to settlements, net	(4)	8	8	17
Other	(17)	(9)	(13)	(9)
	43	38	110	93
Benefit plans: prior service (costs)/credits and other, net	—	31	—	31
Reclassification adjustments related to amortization	(17)	(15)	(33)	(30)
Reclassification adjustments related to curtailments, net	(1)	—	(4)	(2)
Other	—	(2)	—	(1)
	(19)	14	(38)	(3)
Tax provision/(benefit) on other comprehensive income	$(163)	$36	$(138)	$(5)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2016	$(6,659)	$348	$(131)	$(5,473)	$879	$(11,036)
Other comprehensive income/(loss)(a)	702	(410)	352	276	(66)	855
Balance, July 2, 2017	$(5,957)	$(62)	$221	$(5,198)	$814	$(10,181)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $15 million income for the first six months of 2017.

As of July 2, 2017, with respect to derivative financial instruments, the amount of unrealized pre-tax net losses on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $100 million, which is expected to be offset primarily by gains related to available-for-sale securities and gains resulting from reclassification adjustments related to foreign currency exchange-denominated forecasted intercompany inventory sales.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	July 2, 2017	December 31, 2016
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds and securities(b)	$323	$325
Available-for-sale debt securities(c)	14,995	18,632
Money market funds	1,021	1,445
Available-for-sale equity securities(c)	488	540
Derivative financial instruments in a receivable position(d):
Interest rate swaps	640	625
Foreign currency swaps	34	79
Foreign currency forward-exchange contracts	144	551
	17,645	22,198
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,554	1,242
Restricted stock and private equity securities, carried at cost or at equity-method(e), (f)	1,125	735
	2,678	1,977
Total selected financial assets	$20,323	$24,175
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(g):
Interest rate swaps	$166	$148
Foreign currency swaps	939	1,374
Foreign currency forward-exchange contracts	254	143
	1,359	1,665
Other selected financial liabilities
Short-term borrowings:
Principal amount	9,523	10,674
Net fair value adjustments related to hedging and purchase accounting	4	24
Net unamortized discounts, premiums and debt issuance costs	(14)	(11)
Total short-term borrowings, carried at historical proceeds, as adjusted(e)	9,514	10,688
Long-term debt:
Principal amount	33,357	30,529
Net fair value adjustments related to hedging and purchase accounting	986	998
Net unamortized discounts, premiums and debt issuance costs	(151)	(130)
Total long-term debt, carried at historical proceeds, as adjusted(h)	34,191	31,398
	43,705	42,085
Total selected financial liabilities	$45,064	$43,750

(a)
We use a market approach in valuing financial instruments on a recurring basis. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 4% that use Level 1 inputs and money market funds that are measured at net asset value.

(b)
As of July 2, 2017, trading funds and securities are composed of $244 million of trading equity funds and $78 million of trading debt funds. As of December 31, 2016, trading funds and securities are composed of $236 million of trading equity funds and $89 million of trading debt funds. As of July 2, 2017 and December 31, 2016, trading equity funds of $55 million and $71 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $60 million as of July 2, 2017; and foreign currency forward-exchange contracts with fair values of $162 million as of December 31, 2016.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of July 2, 2017 or December 31, 2016. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)
Restricted stock as of July 2, 2017 is primarily composed of $428 million representing the value of 3.2 million shares of ICU Medical common stock received on February 3, 2017, with a fair value of $544 million as of July 2, 2017 based on the closing price of ICU Medical common stock less a discount for lack of marketability. See Note 2B for additional information. Our private equity securities represent investments in the life sciences sector.

(g)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $72 million as of July 2, 2017; and foreign currency swaps with fair values of $269 million and foreign currency forward-exchange contracts with fair values of $113 million as of December 31, 2016.

(h)
The fair value of our long-term debt (not including the current portion of long-term debt) was $38.5 billion as of July 2, 2017 and $34.9 billion as of December 31, 2016. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Long-term debt includes foreign currency long-term borrowings with fair values of $4.5 billion as of July 2, 2017, which are used as hedging instruments.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	July 2, 2017	December 31, 2016
Assets
Cash and cash equivalents	$749	$547
Short-term investments	11,748	15,255
Other current assets(a)	251	567
Long-term investments	7,008	7,116
Other noncurrent assets(b)	568	689
	$20,323	$24,175
Liabilities
Short-term borrowings, including current portion of long-term debt	$9,514	$10,688
Other current liabilities(c)	234	443
Long-term debt	34,191	31,398
Other noncurrent liabilities(d)	1,125	1,222
	$45,064	$43,750

(a)
As of July 2, 2017, derivative instruments at fair value include interest rate swaps ($106 million), foreign currency swaps ($8 million) and foreign currency forward-exchange contracts ($137 million) and, as of December 31, 2016, include interest rate swaps ($26 million), foreign currency swaps ($43 million) and foreign currency forward-exchange contracts ($497 million).

(b)
As of July 2, 2017, derivative instruments at fair value include interest rate swaps ($534 million), foreign currency swaps ($27 million) and foreign currency forward-exchange contracts ($7 million) and, as of December 31, 2016, include interest rate swaps ($599 million), foreign currency swaps ($36 million) and foreign currency forward-exchange contracts ($54 million).

(c)
As of July 2, 2017, derivative instruments at fair value include foreign currency swaps ($5 million) and foreign currency forward-exchange contracts ($229 million) and, as of December 31, 2016, include interest rate swaps ($1 million), foreign currency swaps ($300 million) and foreign currency forward-exchange contracts ($143 million).

(d)
As of July 2, 2017, derivative instruments at fair value include interest rate swaps ($166 million), foreign currency swaps ($933 million) and foreign currency forward-exchange contracts ($26 million) and, as of December 31, 2016, include interest rate swaps ($147 million) and foreign currency swaps ($1.1 billion).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				July 2, 2017
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Corporate debt(a)	$2,561	$2,613	$1,579	$16	$6,770
Western European, Asian, and other government debt(b)	4,863	377	—	—	5,240
Western European, Scandinavian and other government agency debt(b)	1,120	46	6	—	1,172
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	404	84	—	—	488
Other asset-backed debt(c)	302	102	4	—	408
U.S. government debt	328	35	9	—	371
Supranational debt(b)	351	194	—	—	546
Held-to-maturity debt securities
Time deposits and other	1,275	—	3	—	1,279
Western European government debt(b)	275	—	—	—	275
Total debt securities	$11,479	$3,452	$1,601	$16	$16,548

(a)	Issued by a diverse group of corporations, with a significant concentration in the technology and energy sectors, all of which are investment-grade.

(b)	Issued by governments, government agencies or supranational entities, as applicable, all of which are high quality.

(c)
Includes receivable-backed, loan-backed, and mortgage-backed securities, all of which are high quality and in senior positions in the capital structure of the security. Receivable-backed securities are collateralized by credit cards receivables, loan-backed securities are collateralized by senior secured obligations of a diverse pool of companies or student loans, and mortgage-backed securities are collateralized by diversified pools of residential and commercial mortgages.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $6.1 billion as of July 2, 2017 and $5.8 billion as of December 31, 2016.

D. Long-Term Debt

The following table provides the amounts of senior unsecured long-term debt issued in the first quarter of 2017:
		Principal
		As of July 2, 2017
(MILLIONS)	Maturity Date	Euro	U.S. Dollar
3-month EURIBOR + 0.20% floating rate notes (0% floor)	March 6, 2019	€1,250	$1,427
0.00% euro notes(a)	March 6, 2020	1,000	1,141
0.25% euro notes(a)	March 6, 2022	1,000	1,141
1.00% euro notes(a)	March 6, 2027	750	856
Total euro long-term debt issued in the first quarter of 2017(b)		€4,000	$4,566
4.20% notes(c)	March 17, 2047		1,065
Total long-term debt issued in the first quarter of 2017(d)			$5,631

(a)
Redeemable at any time, in whole, or in part, at our option prior to 30 to 90 days of maturity date at the comparable German government bond rate, plus 0.15%; plus, in each case, accrued and unpaid interest. The fixed rate euro notes are also redeemable at our option, in whole, or in part, within 30 to 90 days of maturity date.

(b)	The weighted-average effective interest rate for the euro notes at issuance was 0.23%.

(c)	The notes, issued in U.S. dollars in Taiwan, are redeemable, at our option, in whole but not in part, on each March 17 on or after March 17, 2020.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)	The aggregate amount at issuance date was $5,279 million. The increase in the amount since the date of issuance is due to foreign currency exchange.

The following table provides the maturity schedule of our Long-term debt outstanding as of July 2, 2017:
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	After 2021	Total
Maturities	$484	$4,774	$1,494	$4,418	$23,021	$34,191

E. Other Noncurrent Liabilities

In June 2017, the EU approved Besponsa (inotuzumab ozogamicin) as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia. In connection with this approval, we incurred an obligation to make guaranteed fixed annual payments over a nine year period aggregating $148 million related to a research and development arrangement. As a result, we recorded the estimated net present value of $118 million as an intangible asset in Developed technology rights, and $115 million in Other noncurrent liabilities and $3 million in Other current liabilities in the second quarter of 2017.

F. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of July 2, 2017, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $26.4 billion. The derivative financial instruments primarily hedge or offset exposures in the euro and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.9 billion U.K. pound debt maturing in 2038.
We designate foreign currency forward-exchange contracts as cash flow hedges of a portion of our forecasted euro, Japanese yen, U.K. pound, Canadian dollar, and Australian dollar-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge. As of July 2, 2017, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted sales was $3.5 billion, with a pre-tax loss of $23 million deferred in Accumulated other comprehensive loss. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $2 million within the next 12 months into Cost of sales. We recognized a $26 million gain in the second quarter of 2017 and a $71 million gain in the first six months of 2017 as an offset to Cost of sales.

Interest Rate Risk

As of July 2, 2017, the aggregate notional amount of interest rate derivative financial instruments designated as fair value hedges was $12.4 billion. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Three Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$149	$(345)	$225	$(243)
Foreign currency forward-exchange contracts	(4)	(2)	(239)	(227)	(17)	(226)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	—	3	—	(3)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(3)	(46)	—	—	—	—
Foreign currency swaps	(2)	(3)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(295)	—	—	—
	$(9)	$(48)	$(384)	$(575)	$208	$(470)

	Six Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$237	$(290)	$271	$(126)
Foreign currency forward-exchange contracts	(6)	(1)	(335)	(558)	178	(8)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	—	1	—	(15)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(144)	(69)	—	—	—	—
Foreign currency swaps	(1)	(4)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	—	(26)	—	—
Foreign currency long-term debt	—	—	(352)	—	—	—
	$(151)	$(73)	$(450)	$(889)	$450	$(134)

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of July 2, 2017, the aggregate fair value of these derivative instruments that are in a net liability position was $409 million, for which we have posted collateral of $400 million in the normal course of business. If there had been a ratings downgrade, we would not have been required to post any collateral to our counterparties.

G. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. As of July 2, 2017, we had amounts due from a well-diversified, high quality group of bank ($959 million), technology ($941 million) and energy sector ($806 million) companies around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request collateral payments depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of July 2, 2017, we received cash collateral of $279 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	July 2, 2017	December 31, 2016
Finished goods	$2,911	$2,293
Work-in-process	3,860	3,696
Raw materials and supplies	813	793
Inventories(a)	$7,584	$6,783
Noncurrent inventories not included above(b)	$754	$683

(a)
The change from December 31, 2016 primarily reflects the build of inventory primarily for and in advance of new product launches and to meet targeted levels for certain products, partially offset by inventory reductions in the normal course of business.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	July 2, 2017			December 31, 2016
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$89,531	$(52,341)	$37,191	$83,390	$(49,650)	$33,740
Brands	2,113	(1,088)	1,025	2,092	(1,032)	1,060
Licensing agreements and other	1,876	(1,058)	818	1,869	(1,005)	864
	93,520	(54,487)	39,033	87,351	(51,687)	35,664
Indefinite-lived intangible assets
Brands and other	6,902		6,902	6,883		6,883
IPR&D(a)	5,413		5,413	10,101		10,101
	12,315		12,315	16,984		16,984
Identifiable intangible assets(b)	$105,835	$(54,487)	$51,348	$104,335	$(51,687)	$52,648

(a)
The changes in the gross carrying amount of Developed technology rights and IPR&D primarily reflect the transfer of $4.8 billion from IPR&D to Developed technology rights to reflect the approval of Eucrisa, the Developed technology rights and IPR&D acquired as part of the acquisition of AstraZeneca’s small molecule anti-infectives business (see Note 2A), the Developed technology rights of $118 million recorded in connection with the EU approval of Besponsa (see Note 7E), as well as measurement period adjustments related to Medivation (see Note 2A).

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

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	July 2, 2017
	IH	EH	WRD
Developed technology rights	68%	32%	—%
Brands, finite-lived	74%	26%	—%
Brands, indefinite-lived	71%	29%	—%
IPR&D	81%	13%	7%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for the second quarter of 2017 and $977 million for the second quarter of 2016, and $2.4 billion for the first six months of 2017 and $2.0 billion for the first six months of 2016.
B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2016	$30,134	$24,315	$54,449
Additions(a)	89	68	157
Other(b)	207	201	407
Balance, July 2, 2017	$30,430	$24,584	$55,014

(a)
IH additions primarily relate to our Medivation acquisition and EH additions relate to our acquisition of AstraZeneca’s small molecule anti-infectives business and both are subject to change until we complete the valuation of assets acquired and liabilities assumed (see Note 2A).

(b)	Primarily reflects the impact of foreign exchange and an adjustment of our estimate of goodwill associated with the HIS net assets sold.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(income):
	Three Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net periodic benefit cost/(credit):
Service cost	$67	$62	$6	$5	$42	$43	$11	$10
Interest cost	159	134	13	11	50	60	23	22
Expected return on plan assets	(252)	(240)	—	—	(85)	(98)	(9)	(8)
Amortization of:
Actuarial losses	97	99	12	9	28	24	8	7
Prior service costs (credits)	1	1	—	—	(1)	(1)	(46)	(41)
Curtailments	4	1	—	—	—	(1)	(5)	(1)
Settlements	(7)	16	4	6	2	—	—	—
	$69	$73	$35	$31	$37	$27	$(19)	$(11)

	Six Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net periodic benefit cost/(credit):
Service cost	$135	$125	$12	$9	$83	$85	$21	$20
Interest cost	321	268	28	23	100	119	45	44
Expected return on plan assets	(511)	(481)	—	—	(169)	(196)	(18)	(17)
Amortization of:
Actuarial losses	212	199	25	18	56	46	15	15
Prior service costs (credits)	3	2	—	(1)	(2)	(1)	(92)	(82)
Curtailments	9	3	—	—	—	(1)	(12)	(6)
Settlements	24	31	24	16	3	1	—	—
	$193	$146	$88	$66	$71	$53	$(40)	$(27)

(a)
In April 2017, we settled the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan. We purchased a group annuity contract on behalf of the remaining plan participants with a third-party insurance provider. As a result, we were relieved of the $156 million net pension benefit obligation and recorded a pretax settlement gain of $41 million, partially offset by the recognition of actuarial losses and prior service costs upon plan settlement of approximately $30 million in Restructuring charges and certain acquisition-related costs during the second quarter of 2017 (see Note 3).

As of and for the six months ended July 2, 2017, we contributed and expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the six months ended July 2, 2017	$1,095	$95	$92	$109
Expected contributions from our general assets during 2017(a)	$1,095	$141	$167	$199

(a)
Contributions expected to be made for 2017 are inclusive of amounts contributed during the six months ended July 2, 2017, including the $1.0 billion voluntary contribution that was made in January 2017 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Six Months Ended
(IN MILLIONS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
EPS Numerator––Basic
Income from continuing operations	$3,077	$2,062	$6,207	$5,110
Less: Net income attributable to noncontrolling interests	5	16	14	25
Income from continuing operations attributable to Pfizer Inc.	3,071	2,046	6,193	5,085
Less: Preferred stock dividends––net of tax	—	—	—	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,071	2,046	6,192	5,084
Discontinued operations––net of tax	2	1	1	1
Net income attributable to Pfizer Inc. common shareholders	$3,073	$2,047	$6,194	$5,085
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,071	$2,046	$6,193	$5,084
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	2	1	1	1
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,073	$2,047	$6,194	$5,085
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,958	6,068	5,982	6,110
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements(a)	80	81	83	78
Weighted-average number of common shares outstanding––Diluted(a)	6,037	6,149	6,065	6,188
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a), (b)	47	51	47	71

(a)
Amounts for the second quarter and first six months ended July 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, that requires, when applying the treasury stock method for shares that could be repurchased, that the assumed proceeds no longer include the amount of excess tax benefit (see Note 1B).

(b)
These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 5B.
On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on February 6, 2017, we paid $5 billion to Citibank and received an initial delivery of approximately 126 million shares of our common stock from Citibank at a price of $31.73 per share, which represented, based on the closing price of our common stock on the NYSE on February 2, 2017, approximately 80% of the notional amount of the accelerated share repurchase agreement. On May 16, 2017, the accelerated share repurchase agreement with Citibank was completed, which, per the terms of the agreement, resulted in Citibank owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 24 million shares of our common stock from Citibank on May 19, 2017. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $33.31 per share. The common stock received is included in Treasury Stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. At July 2, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other countries. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering several of their products that may impact our licenses or co-promotion rights to such products. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the United States. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our subsidiary, Hospira, is involved in patent and patent-related disputes over its attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Flector Patch (diclofenac)
In October 2015, the owners (Teikoku Seiyaku Co., Ltd. and Altergon SA) of a patent covering Pfizer’s Flector Patch product, along with the New Drug Application holder (IBSA Institut Biochemique SA), brought a patent-infringement action against Actavis Laboratories UT, Inc. in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed by Actavis Laboratories UT, Inc. with the FDA requesting approval to launch a generic version of Flector Patch prior to the 2019 expiration of the patent. In August 2016, Pfizer subsidiary Alpharma Pharmaceuticals LLC was added as a plaintiff to the lawsuit.
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

In December 2014, Mylan Pharmaceuticals, Inc. (Mylan Pharmaceuticals) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In January 2015, we filed an action against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware, asserting the infringement of five of the patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. In January 2017, the District Court issued a verdict finding that the five patents that are the subject of the lawsuit are valid and infringed. In August 2017, the District Court issued a written decision consistent with the verdict, finding the five patents valid and infringed.

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
Xeljanz (tofacitinib)
In February 2017, we brought a patent-infringement action against MicroLabs USA Inc. and MicroLabs Ltd. (collectively, MicroLabs) in the U.S. District Court for the District of Delaware asserting the infringement and validity of three patents challenged by MicroLabs in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets. Of the three patents that are the subject of the lawsuit, one covers the active ingredient and expires in December 2020, the second covers an enantiomer of tofacitinib and expires in 2022, and the third covers a polymorphic form of tofacitinib and expires in 2023. Three other patents for Xeljanz expiring in December 2020 have not been challenged by MicroLabs.

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

In March 2017, we brought a patent-infringement action against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) in the U.S. District Court for the District of Delaware asserting the infringement and validity of the same three patents that are the subject of the action against MicroLabs, which Zydus challenged in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets.

Also in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. (collectively Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets.
Xtandi (enzalutamide)
In December 2016, Medivation and Medivation Prostate Therapeutics, Inc. (collectively, the Medivation Group); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc. (collectively, Astellas); and The Regents of the University of California filed patent-infringement suits in the U.S. District Court for the District of Delaware against Actavis Laboratories FL, Inc. and Actavis LLC (collectively, Actavis); Zydus; and Apotex Inc. and Apotex Corp. (collectively, Apotex) in connection with those companies’ respective abbreviated new drug applications filed with the FDA for approval to market generic versions of enzalutamide. The generic manufacturers are challenging patents, which expire as early as 2026, covering enzalutamide and treatments for prostate cancer. In May 2017, the Medivation Group filed a patent-infringement suit against Roxane Laboratories Inc. (Roxane) in the same court in connection with Roxane’s abbreviated new drug application with the FDA for approval to market a generic version of enzalutamide.

Matters Involving Our Collaboration/Licensing Partners
Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca PLC (AstraZeneca) to market in the U.S. the OTC version of Nexium (Nexium 24HR). Beginning in October 2014, Actavis Laboratories FL, Inc., and subsequently Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo), Lupin Limited and, in October 2015, Dr. Reddy’s Laboratories, Inc. & Ltd. (Dr. Reddy’s) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. From November 2014 through November 2015, AstraZeneca filed actions against each of Actavis Laboratories FL, Inc., Andrx, Perrigo, Lupin Limited and Dr. Reddy’s in the U.S. District Court for the District of New Jersey asserting the infringement of the challenged patents. In March and June 2017, the cases against Actavis/ Andrx and Perrigo, respectively, were settled on terms not material to Pfizer. We are not a party to AstraZeneca’s patent-infringement actions.

Toviaz (fesoterodine)––Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories filed petitions with the U.S. Patent and Trademark Office requesting inter partes reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. The patents are owned by UCB, and we have an exclusive, worldwide license to market Toviaz from UCB. In July 2016, the Patent Trial and Appeal Board agreed to institute inter partes reviews of all five patents. Amerigen Pharmaceuticals Limited,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Alembic Pharmaceuticals Limited and Torrent Pharmaceuticals Limited have joined the inter partes reviews. In July 2017, the U.S. Patent and Trademark Office issued decisions upholding all five patents.

Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. The patents currently are set to expire in 2019, 2023, and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2023 patent, and one generic company challenged all three patents.

Bavencio (avelumab)
In July 2017, BMS, E.R. Squibb & Sons LLC, Ono Pharmaceutical Co. Ltd., and Tasuku Honjo brought a patent-infringement action in the U.S. District Court for the District of Delaware against Pfizer, Merck KGaA, and EMD Serono, alleging that Bavencio (avelumab) infringes one patent relating to methods for treating tumors with anti-PD-L1 antibodies, which expires in 2023.
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
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of July 2, 2017, approximately 56,400 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
Zoloft
A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Zoloft. Among other types of actions, the Zoloft personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Zoloft by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Zoloft. In April 2012, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Zoloft Products Liability Litigation MDL-2342) in the U.S. District Court for the Eastern District of Pennsylvania. A number of plaintiffs have voluntarily dismissed their actions. In April 2016, the District Court granted our motion for summary judgment, dismissing the claims of almost all of the remaining plaintiffs. In May 2016, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. In June 2017, the U.S. Court of Appeals for the Third Circuit affirmed the District Court’s decision.
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
Chantix/Champix
Beginning in December 2008, purported class actions were filed against us in the Ontario Superior Court of Justice (Toronto Region), the Superior Court of Quebec (District of Montreal), the Court of Queen’s Bench of Alberta, Judicial District of Calgary, and the Superior Court of British Columbia (Vancouver Registry) on behalf of all individuals and third-party payers in Canada who have purchased and ingested Champix or reimbursed patients for the purchase of Champix. Each of these actions asserts claims under Canadian product liability law, including with respect to the safety and efficacy of Champix and, on behalf of the putative class, seeks monetary relief, including punitive damages. In June 2012, the Ontario Superior Court of Justice certified the Ontario proceeding as a class action, defining the class as consisting of the following: (i) all persons in Canada who ingested Champix during the period from April 2, 2007 to May 31, 2010 and who experienced at least one of a number of specified neuropsychiatric adverse events; (ii) all persons who are entitled to assert claims in respect of Champix pursuant to Canadian legislation as the result of their relationship with a class member; and (iii) all health insurers who are entitled to assert claims in respect of Champix pursuant to Canadian legislation. The Ontario Superior Court of Justice certified the class against Pfizer Canada Inc. only and ruled that the action against Pfizer should be stayed until after the trial of the issues that are common to the class members. The actions in Quebec, Alberta and British Columbia were stayed in favor of the Ontario action, which was proceeding on a national basis. In April 2017, the Ontario Superior Court issued an order granting plaintiffs’ motion for voluntary discontinuance of the Ontario action, which became effective in June 2017. Also, in April 2017 and July 2017, respectively, the British Columbia and Quebec actions were discontinued on consent, effective immediately. We expect that the resolution of the remaining Alberta action will not be material to us.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Separately, in April 2017, Pfizer, Hospira and two employees of Pfizer received grand jury subpoenas issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoenas seek documents related to the sale, manufacture, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. The Department of Justice investigation is also the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement. In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira for similar information. Hospira has produced records to the New York Attorney General and will coordinate with ICU Medical to produce records to the New York Attorney General as appropriate going forward, and Hospira and Pfizer will coordinate with ICU Medical to produce records to the Department of Justice.
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
EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by direct and indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan N.V., and Mylan N.V. Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who directly purchased or paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. Against Pfizer and/or its affiliates, plaintiffs generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust or consumer protection laws. At least one lawsuit also alleges that Pfizer and/or Mylan N.V. violated the federal Racketeer Influenced and Corrupt Organizations Act. Plaintiffs also filed various consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan Pharmaceuticals regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2009 on behalf of the putative indirect purchaser class and since 2013 on behalf of the putative direct purchaser class. In August 2017, the actions were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation (In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices and Antitrust Litigation, MDL-2785) in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan N.V. and/or its affiliates to which Pfizer, King and Meridian are not parties.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries as a result of the purported ingestion of certain proton pump inhibitors. The cases against us involve Nexium 24HR and/or Protonix and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In August 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re: Proton-Pump Inhibitor Products Liability Litigation (No. II)) in the U.S. District Court for the District of New Jersey.
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
In connection with its spin-off that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities related to Pharmacia’s former agricultural business. New Monsanto has defended and indemnified, and/or is defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, the agricultural business.
In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto’s chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are primarily limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto’s chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia’s and New Monsanto’s assumption of, and agreement to, indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto’s chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and/or New Monsanto are defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses.
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
Civil Investigative Demand relating to Pharmacy Benefit Managers
In March 2016, Pfizer received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York related to Pfizer’s contractual relationships with pharmacy benefit managers with respect to certain pharmaceutical products over the period from January 1, 2006 to the present. We have provided information to the government in response to this Civil Investigative Demand.
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
U.S. Department of Justice Investigation relating to Greenstone
As of July 2017, the U.S. Department of Justice’s Antitrust Division is investigating our Greenstone generics business. We believe this is related to an ongoing antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone.
Intravenous Solutions
See Note 12A2. Legal Proceedings––Product Litigation––Intravenous Solutions above for information regarding government investigations related to sales of intravenous solution products.
A5. Legal Proceedings––Matters Resolved During the First Six Months of 2017
During 2017, certain matters, including the matter discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.
Xtandi
In April 2014, the Regents of the University of California (the Regents) filed a complaint against the Medivation Group in California Superior Court in San Francisco. Medivation was acquired by Pfizer in September 2016 and is now a wholly-owned subsidiary of Pfizer. The Regents’ complaint sought a 10% share, under a license agreement between the Medivation Group and the Regents, of certain payments the Medivation Group receives with respect to Xtandi under the Medivation Group’s sub-licensing and collaboration agreement with Astellas. Trial was scheduled to commence in May 2017. In July 2017, the parties resolved the matter through a settlement on terms not material to Pfizer, which was recorded in the second quarter of 2017 as a measurement period adjustment related to the Medivation acquisition.
B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 2, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.
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
As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.
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
- Prevnar 13/Prevenar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Viagra (U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil and
  Centrum)
Leading brands include: - Lipitor - Premarin family - Norvasc - Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries) - Celebrex - Inflectra/Remsima - Several sterile injectable products
Other Costs and Business Activities

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

•
Other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production).

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $169 billion as of July 2, 2017 and approximately $172 billion as of December 31, 2016.

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Reportable Segments:
IH	$7,671	$7,105	$4,666	$4,179
EH	5,226	6,042	2,787	3,198
Total reportable segments	12,896	13,147	7,453	7,377
Other business activities(b), (c)	—	—	(758)	(674)
Reconciling Items:
Corporate(c)	—	—	(1,222)	(1,289)
Purchase accounting adjustments(c)	—	—	(1,201)	(984)
Acquisition-related costs(c)	—	—	(68)	(202)
Certain significant items(d)	—	—	(191)	(1,506)
Other unallocated	—	—	(199)	(312)
	$12,896	$13,147	$3,815	$2,410

	Six Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Reportable Segments:
IH	$15,086	$14,139	$9,316	$8,282
EH	10,590	12,013	5,793	6,857
Total reportable segments	25,675	26,152	15,109	15,139
Other business activities(b), (c)	—	—	(1,445)	(1,343)
Reconciling Items:
Corporate(c)	—	—	(2,566)	(2,680)
Purchase accounting adjustments(c)	—	—	(2,373)	(2,137)
Acquisition-related costs(c)	—	—	(192)	(317)
Certain significant items(d)	—	—	(348)	(2,144)
Other unallocated	—	—	(418)	(548)
	$25,675	$26,152	$7,767	$5,971

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
Income from continuing operations before provision for taxes on income. IH’s earnings in the second quarter and first six months of 2017 include dividend income of $114 million and $157 million, respectively, from our investment in ViiV. For additional information, see Note 4.

(b)
Other business activities includes the costs managed by our WRD and GPD organizations. Effective in the first quarter of 2017, Medical, previously reported as part of Other Business Activities, was reclassified to Corporate. We have reclassified approximately $34 million and $61 million of costs from Other Business Activities to Corporate in the second quarter and first six months of 2016, respectively, to conform to the current period presentation.

(c)	For a description, see the “Other Costs and Business Activities” section above.

(d)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the second quarter of 2017, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $85 million, (ii) an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $28 million, (iii) charges for business and legal entity alignment of $17 million and (iv) other charges of $61 million. For additional information, see Note 2B, Note 3 and Note 4.
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
For Earnings in the first six months of 2017, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $163 million, (ii) charges for certain legal matters of $8 million, (iii) incremental charges to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $64 million, (iv) charges for business and legal entity alignment of $38 million and (v) other charges of $74 million. For additional information, see Note 2B, Note 3 and Note 4.
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
B. Geographic Information
As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
U.S.	$6,345	$6,370	—	$12,982	$13,031	—
Developed Europe(a)	2,124	2,418	(12)	4,145	4,764	(13)
Developed Rest of World(b)	1,611	1,713	(6)	3,165	3,229	(2)
Emerging Markets(c)	2,815	2,646	6	5,382	5,128	5
Revenues	$12,896	$13,147	(2)	$25,675	$26,152	(2)

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.7 billion and $1.8 billion in the second quarter of 2017 and 2016, respectively, and $3.3 billion and $3.6 billion in the first six months of 2017 and 2016, respectively.

(b)	Developed Rest of World region includes the following markets: Japan, Canada, Australia, South Korea and New Zealand.

(c)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues
As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides detailed revenue information:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
PFIZER INNOVATIVE HEALTH (IH)(a)	$7,671	$7,105	$15,086	$14,139
Internal Medicine	$2,412	$2,190	$4,789	$4,314
Lyrica IH(b)	1,101	1,048	2,231	2,059
Eliquis alliance revenues and direct sales	605	404	1,169	776
Viagra IH(c)	255	300	505	600
Chantix/Champix	248	213	487	434
Toviaz	62	67	125	131
BMP2	57	61	119	112
All other Internal Medicine	84	97	153	203
Vaccines	$1,270	$1,365	$2,735	$2,935
Prevnar 13/Prevenar 13	1,154	1,258	2,547	2,766
FSME/IMMUN-TicoVac	50	42	76	69
All other Vaccines	66	65	112	100
Oncology	$1,589	$1,101	$2,935	$2,102
Ibrance	853	514	1,532	942
Sutent	279	285	529	563
Xalkori	155	137	296	275
Xtandi alliance revenues	141	—	272	—
Inlyta	88	108	172	209
Bosulif	59	41	106	78
All other Oncology	14	16	28	34
Inflammation & Immunology (I&I)	$992	$999	$1,863	$1,947
Enbrel (Outside the U.S. and Canada)	617	766	1,205	1,500
Xeljanz	336	217	587	414
Eucrisa	9	—	17	—
All other I&I	31	16	54	33
Rare Disease	$562	$614	$1,069	$1,182
BeneFIX	153	183	302	367
Refacto AF/Xyntha	139	139	269	268
Genotropin	135	152	238	277
Somavert	61	59	117	114
All other Rare Disease	74	81	141	156
Consumer Healthcare	$846	$837	$1,694	$1,659
PFIZER ESSENTIAL HEALTH (EH)(d)	$5,226	$6,042	$10,590	$12,013
Legacy Established Products (LEP)(e)	$2,707	$2,864	$5,313	$5,664
Lipitor	445	461	849	872
Premarin family	245	251	473	507
Norvasc	231	240	458	476
EpiPen	90	93	171	190
Xalatan/Xalacom	81	94	158	182
Relpax	60	87	143	165
Zithromax	62	67	140	147
Effexor	73	67	139	137
Zoloft	69	77	137	156
Xanax	52	55	107	108
All other LEP	1,300	1,371	2,538	2,723
Sterile Injectable Pharmaceuticals (SIP)(f)	$1,444	$1,497	$2,996	$3,021
Medrol	123	115	243	228
Sulperazon	110	105	232	201
Fragmin	71	82	142	160
Precedex	67	66	132	135
Tygacil	57	59	131	134
All other SIP	1,016	1,070	2,116	2,162

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Peri-LOE Products(g)	$782	$1,111	$1,604	$2,201
Celebrex	178	183	353	355
Lyrica EH(b)	154	214	294	431
Vfend	101	162	208	319
Viagra EH(c)	93	101	183	197
Pristiq	46	194	161	372
Zyvox	75	114	152	240
Revatio	67	74	131	140
All other Peri-LOE Products	68	69	121	146
Biosimilars(h)	$121	$78	$226	$145
Inflectra/Remsima	94	45	172	81
All other Biosimilars	27	33	54	64
Pfizer CentreOne(i)	$171	$196	$353	$384
Hospira Infusion Systems (HIS)(j)	$—	$295	$97	$599
Revenues	$12,896	$13,147	$25,675	$26,152

Total Lyrica(b)	$1,254	$1,261	$2,526	$2,490
Total Viagra(c)	$349	$401	$687	$796
Total Alliance revenues	$715	$376	$1,370	$736

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

(h)
Biosimilars include Inflectra/Remsima (biosimilar infliximab) in the U.S. and certain international markets, Nivestim (biosimilar filgrastim) in certain European, Asian and Africa/Middle Eastern markets and Retacrit (biosimilar epoetin zeta) in certain European and Africa/Middle Eastern markets.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 2, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 2, 2017 and July 3, 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2017 and July 3, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 10, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 46

This section provides information about the following: Our Business; our performance during the second quarter and first six months of 2017 and 2016; Our Operating Environment; the Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2017.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 59
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 63
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Discussion	Beginning on page 64
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 67
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 71
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 74
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 75
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 81
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 89
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 89
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 90
This section provides an analysis of our cash flows for the first six months of 2017 and 2016.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 92

This section provides an analysis of selected measures of our liquidity and of our capital resources as of July 2, 2017 and December 31, 2016, as well as a discussion of our outstanding debt and other commitments that existed as of July 2, 2017 and December 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 96
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 99

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A, relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, approvals, performance and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans and plans relating to share repurchases and dividends. Also included in this section is a discussion of legal proceedings and contingencies.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Revenues	$12,896	$13,147	(2)	$25,675	$26,152	(2)

Cost of sales	2,663	3,174	(16)	5,134	6,026	(15)
% of revenues	20.7%	24.1%		20.0%	23.0%

Selling, informational and administrative expenses	3,425	3,471	(1)	6,733	6,856	(2)
% of revenues	26.6%	26.4%		26.2%	26.2%

Research and development expenses	1,780	1,748	2	3,487	3,478	—
% of revenues	13.8%	13.3%		13.6%	13.3%

Amortization of intangible assets	1,208	961	26	2,394	1,966	22
% of revenues	9.4%	7.3%		9.3%	7.5%

Restructuring charges and certain acquisition-related costs	70	316	(78)	228	457	(50)
% of revenues	0.5%	2.4%		0.9%	1.7%

Other (income)/deductions––net	(66)	1,068	*	(68)	1,398	*
Income from continuing operations before provision for taxes on income	3,815	2,410	58	7,767	5,971	30
% of revenues	29.6%	18.3%		30.2%	22.8%

Provision for taxes on income	739	347	*	1,560	861	81
Effective tax rate	19.4%	14.4%		20.1%	14.4%

Income from continuing operations	3,077	2,062	49	6,207	5,110	21
% of revenues	23.9%	15.7%		24.2%	19.5%

Discontinued operations––net of tax	2	1	*	1	1	*

Net income before allocation to noncontrolling interests	3,078	2,063	49	6,208	5,111	21
% of revenues	23.9%	15.7%		24.2%	19.5%

Less: Net income attributable to noncontrolling interests	5	16	(66)	14	25	(45)
Net income attributable to Pfizer Inc.	$3,073	$2,047	50	$6,194	$5,085	22
% of revenues	23.8%	15.6%		24.1%	19.4%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.52	$0.34	53	$1.04	$0.83	24
Net income attributable to Pfizer Inc. common shareholders	$0.52	$0.34	53	$1.04	$0.83	24

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.33	53	$1.02	$0.82	24
Net income attributable to Pfizer Inc. common shareholders	$0.51	$0.33	53	$1.02	$0.82	24

Cash dividends paid per common share	$0.32	$0.30	7	$0.64	$0.60	7
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and six months ended May 28, 2017 and May 29, 2016. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended July 2, 2017 and July 3, 2016.

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

Our significant business development activities include:

•
On February 3, 2017, we completed the sale of Pfizer’s global infusion therapy net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. At closing, we received 3.2 million newly issued shares of ICU Medical common stock, which we valued at approximately $428 million, a promissory note in the amount of $75 million and net cash of approximately $200 million before customary adjustments for net working capital. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. The operating results of HIS are included in the condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the second quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the second quarter of 2016 reflect three months of HIS global operations. Our financial results, and EH’s operating results, for the first six months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while our financial results, and EH’s operating results, for the first six months of 2016 reflect six months of HIS global operations. Assets and liabilities associated with HIS are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). The total fair value of the consideration transferred for this business was approximately $555 million in cash plus contingent consideration of $490 million. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our condensed consolidated financial statements, EH’s operating results, and cash flows for the second quarter and first six months of 2017 reflect approximately three months and five months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca.

•
On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, approximately $365 million was not paid as of December 31, 2016, and was recorded in Other current liabilities. Substantially all of the remaining consideration was paid as of July 2, 2017. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation. Therefore, Medivation operations are reflected in our results of operations, IH’s operating results, and cash flows for the second quarter and first six months of 2017, but not for the second quarter and first six months of 2016.

•
On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor. Therefore, Anacor operations are reflected in our results of operations, IH’s operating results, and cash flows for the second quarter and first six months of 2017, but for only five days in the second quarter and first six months of 2016.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments and the “Our Strategy” and “Our Business Development Initiatives” sections of this MD&A below.

Our 2017 Performance

Revenues

Revenues in the second quarter of 2017 decreased 2% compared to the same period in 2016, which reflects an operational decrease of $48 million and an unfavorable impact of foreign exchange of 2%. Revenues in the first six months of 2017 decreased 2% compared to the same period in 2016, which reflects an operational decrease of $159 million and an unfavorable impact of foreign exchange of 1%.
The following provides an analysis of the decreases in revenues for the second quarter and first six months of 2017:

(MILLIONS OF DOLLARS)	Three Months	Six Months

Revenues, for the three months and six months ended July 3, 2016	$13,147	$26,152

Acquisition-related operational growth
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	141	272

Disposition-related operational impact - February 2017 sale of HIS(a)	(296)	(503)

Other operational growth/(decline)
Continued growth from key brands(b) and growth from Biosimilars	778	1,439
Declines from Peri-LOE Products, Enbrel (driven by declines in most developed Europe markets), the Legacy Established Products portfolio as well as Prevnar 13/Prevenar 13 (driven by declines in the U.S.) and for the first six months of 2017, also includes declines in Viagra (IH) (primarily in the U.S.)	(621)	(1,368)
Other operational factors, net	(50)	1
Operational decline, net	(48)	(159)

Operational revenues	13,099	25,993
Unfavorable impact of foreign exchange	(202)	(318)
Revenues, for the three months and six months ended July 2, 2017	$12,896	$25,675

(a)
In the second quarter of 2017, financial results do not reflect any contribution from HIS global operations, compared to the inclusion of three months of HIS global operations in the same period in 2016. In the first six months of 2017, financial results include approximately one month of HIS domestic operations and approximately two months of HIS international operations in the first six months of 2017, compared to six months of HIS global operations in the same period in 2016.

(b)	Key brands include Ibrance and Eliquis (globally) as well as Lyrica (IH) and Xeljanz (both primarily in the U.S.).
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Overview” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increases in Income from continuing operations before provision for taxes on income for the second quarter and first six months of 2017:

(MILLIONS OF DOLLARS)	Three Months	Six Months

Income from continuing operations before provision for taxes on income, for the three months and six months ended July 3, 2016	$2,410	$5,971

Unfavorable change in revenues	(251)	(477)

Favorable changes:
Lower certain asset impairments(a)	816	935
Lower Cost of sales(b)	511	892
Lower certain legal matters, net(a)	257	523
Lower Restructuring charges and certain acquisition-related costs(c)	246	230
Higher net gains on asset disposals(a)	32	155
Higher dividend income(a)	106	150
Lower Selling, information and administrative expenses(d)	46	122
Lower business and legal entity alignment costs(a)	43	73

Unfavorable changes:
Higher Amortization of intangible assets(e)	(248)	(427)
Lower royalty-related income(a)	(169)	(271)

All other items, net	17	(107)
Income from continuing operations before provision for taxes on income, for the three months and six months ended July 2, 2017	$3,815	$7,767

(a)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions––Net.

(b)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(c)	See the “Costs and Expenses––Restructuring Charges and Certain Acquisition-Related Costs and Cost-Reduction/Productivity Initiatives” section of this MD&A.

(d)	See the “Costs and Expenses––Selling, Informational and Administrative Expenses ” section of this MD&A.

(e)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with generic manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. We have lost exclusivity for a number of our products in certain markets and we have lost collaboration rights with respect to a number of our alliance products in certain markets, and we expect certain products to face significantly increased generic competition over the next few years. Also, if one of our patents is found to be invalid by judicial, court or administrative proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the United States. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace.
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

For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2016 Form 10-K.
We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Major Products” and “Revenues––Selected Product Discussion” sections of this MD&A. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2016 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$81 million in the second quarter of 2017 and $63 million in the second quarter of 2016, and $139 million in the first six months of 2017 and $159 million in the first six months of 2016, recorded as a reduction to Revenues related to the Medicare “coverage gap” discount provision; and

•
$95 million in the second quarter of 2017 and $92 million in the second quarter of 2016, and $132 million in the first six months of 2017 and $124 million in the first six months of 2016, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

Governments, MCOs and other payer groups continue to seek increasing discounts on our products through a variety of means, such as leveraging their purchasing power, implementing price controls, and demanding price cuts (directly or by rebate actions). In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low direct cost to patients and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global economic pressures. In the U.S., a primary government activity with implications for pharmaceutical pricing is deficit reduction. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broad deficit-reduction effort could have an adverse impact on our results of operations. Significant Medicare reductions could also result if Congress proceeds with certain proposals to convert the Medicare fee-for-service program into a premium support program, or if it chooses to implement the recommendations made annually by the Medicare Payment Advisory Commission, which are primarily intended to extend the fiscal solvency of the Medicare program. Similar reductions to Medicare spending could result if the threshold for action by the Independent Payment Advisory Board (IPAB) is reached, and the Secretary of the Department of Health and Human Services (to whom responsibility for developing savings proposals specified in the ACA is likely to default in the absence of a seated IPAB) is required to identify savings. Current projections by the Centers for Medicare and Medicaid Services Office of the Actuary indicate that the IPAB threshold will not be reached before 2021.
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
Additionally, efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. There has recently been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals, and there are indications that there could be a Presidential Executive Order that would focus on pharmaceuticals. We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We continue to work with stakeholders to ensure access to medicines within an efficient and affordable healthcare system.

Adoption of other new legislation at the federal or state level could further affect demand for, or pricing of, our products. In 2017, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, though the likelihood of repeal of the ACA is now low given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. It is possible that the Presidential administration could withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees, although the revenues generated for Pfizer by the health insurance exchanges under the ACA are minor. There is no assurance that any replacement for or modification or repeal of the ACA will not adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. There have also been recent state legislative efforts to address drug costs, which efforts have generally focused on increasing transparency about drug costs or limiting drug prices. Recent legislation enacted includes, for example, a 2017 Maryland law that prohibits pharmaceutical manufacturers from selling certain off-patent or generic drugs at prices that include “unconscionable” price increases. We cannot predict the success of current or future federal or state legislative efforts. We will continue to work with law makers and advocate for solutions that effectively improve patient health outcomes and lower costs to the healthcare system.

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

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In January 2017, the U.K. Prime Minister announced a 12-point plan of negotiating objectives and confirmed that the U.K. government will not seek continued membership in the EU single market. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process is expected to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

We generated approximately 2% of our worldwide revenues from the U.K. in the first six months of 2017. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
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
- Prevnar 13/Prevenar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Viagra (U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil and
  Centrum)
Leading brands include: - Lipitor - Premarin family - Norvasc - Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries) - Celebrex - Inflectra/Remsima - Several sterile injectable products
For additional information about the 2017 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.

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

Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity. Also, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by other companies that we believe were improperly granted. Such challenges may include negotiation and litigation, which may not be successful. For additional information about our current efforts to enforce our intellectual property rights and certain other patent proceedings, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Commitments and Contingencies: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see “Risks Related to Intellectual Property” in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K.
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
Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments.
The more significant recent transactions and events are described below:

•
Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)––On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. In connection with this transaction, in the second quarter and first six months of 2017, we recognized pre-tax losses of approximately $28 million and $64 million, respectively, in Other (income)/deductions––net, representing incremental charges to amounts previously recorded to write down the HIS net assets to fair value less costs to sell. We may record additional adjustments to the loss on the sale of HIS net assets in future periods, pending final working capital adjustments and local market closes, among other agreement provisions, which we do not expect to have a material impact on our consolidated financial statements.

•
Acquisition of AstraZeneca’s Small Molecule Anti-Infectives Business (EH)––On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). The total fair value of the consideration transferred for this business was approximately $555 million in cash plus the fair value of contingent consideration of $490 million.

•
Acquisition of Medivation, Inc. (IH)––On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells. Xtandi is being developed and commercialized through a collaboration with Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has a development-stage oncology asset in its pipeline, talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer.

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

•
Acquisition of Anacor Pharmaceuticals, Inc. (IH)––On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion net of cash acquired) plus $698 million debt assumed. Anacor’s crisaborole, a non-steroidal topical PDE-4 inhibitor with anti-inflammatory properties, was approved by the FDA on December 14, 2016 under the trade name Eucrisa, for the treatment of mild-to-moderate atopic dermatitis in patients two years of age and older, commonly referred to as a type of eczema. Anacor also holds the rights to Kerydin, a topical treatment for onychomycosis (toenail fungus) that is distributed and commercialized by Sandoz in the U.S.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter of 2017 totaled $14.8 million and for the first six months of 2017 totaled $32.0 million. The reduction to Research and development expenses for the second quarter and first six months of 2016 totaled $15.0 million. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter of 2017 totaled $12.3 million and for the first six months of 2017 totaled $26.8 million. The reduction to Research and development expenses for the second quarter of 2016 totaled $12.9 million and for the first six months of 2016 totaled $21.7 million. If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

•
Approval of Besponsa––In June 2017, the European Union approved Besponsa (inotuzumab ozogamicin) as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia (ALL). In connection with this approval, we incurred an obligation to make guaranteed fixed annual payments over a nine year period aggregating $148 million related to a research and development arrangement. As a result, we recorded the estimated net present value of $118 million as Developed technology rights, and $115 million in Other noncurrent liabilities and $3 million in Other current liabilities in the second quarter of 2017. If Besponsa is approved in the United States for ALL, we will incur an obligation for additional fixed payments over a nine year period aggregating $296 million.

•
Pending approval in the EU of Mylotarg––Mylotarg was developed, in part, through a research arrangement with a third party. If Mylotarg is approved in the EU in 2018 for the treatment of acute myeloid leukemia, we will incur an obligation for additional fixed payments over a 10 year period aggregating $310 million.

For a description of the more significant recent transactions through February 23, 2017, the filing date of our 2016 Form 10-K, see the “Our Business Development Initiatives” section of our 2016 Financial Report.

Our Financial Guidance for 2017
On August 1, 2017, we updated our 2017 financial guidance previously issued on January 31, 2017 and reaffirmed on May 2, 2017. Specifically, we raised the midpoint of our Adjusted diluted EPS guidance range by $0.02 to a range of $2.54 to $2.60 to reflect a $300 million increase to the guidance for Adjusted other (income)/deductions due to lower-than-forecasted net interest expense as well as higher-than-forecasted royalty income from certain products and dividend income from ViiV.
Additionally, the updated financial guidance absorbs $75 million of Adjusted research and development expenses that were recorded in the second quarter of 2017 resulting from an agreement we entered into in May 2017 with Sangamo to develop and commercialize gene therapy programs for Hemophilia A, including SB-525, one of Sangamo’s four lead product candidates.

Pfizer’s updated 2017 financial guidance is presented below(a), (b):
Revenues	$52.0 to $54.0 billion
Adjusted cost of sales as a percentage of revenues	20.0% to 21.0%
Adjusted selling, informational and administrative expenses	$13.7 to $14.7 billion
Adjusted research and development expenses	$7.5 to $8.0 billion
Adjusted other (income)/deductions	Approximately $200 million of income
(previously approximately $100 million of deductions)
Effective tax rate on adjusted income	Approximately 23.0%
Adjusted diluted EPS	$2.54 to $2.60
(previously $2.50 to $2.60)

(a)	The 2017 financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of July 2, 2017, including any one-time upfront payments associated with such transactions.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through June 2017 and mid-July 2017 exchange rates for the remainder of the year.

•
Reflects an anticipated negative revenue impact of $2.4 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Reflects the anticipated negative impact of $0.2 billion on revenues and $0.01 on adjusted diluted EPS as a result of unfavorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2016.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of between 6.0 and 6.1 billion shares, which reflects the impact of our $5.0 billion accelerated share repurchase agreement executed in February 2017 and completed in May 2017.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview

The following table provides worldwide revenues by operating segment and geographic area:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	% Change in Revenues
Operating Segments(a):
IH	$7,671	$7,105	$4,437	$3,950	$3,233	$3,156	8	12	2
EH	5,226	6,042	1,908	2,420	3,318	3,621	(14)	(21)	(8)
Total revenues	$12,896	$13,147	$6,345	$6,370	$6,551	$6,777	(2)	—	(3)

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	% Change in Revenues
Operating Segments(a):
IH	$15,086	$14,139	$8,930	$8,064	$6,155	$6,075	7	11	1
EH	10,590	12,013	4,052	4,967	6,537	7,046	(12)	(18)	(7)
Total revenues	$25,675	$26,152	$12,982	$13,031	$12,693	$13,121	(2)	—	(3)

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

The percentages of worldwide revenues by geographic area are as follows:

Revenues––Second Quarter of 2017 vs. Second Quarter of 2016

The following provides an analysis of the change in revenues by geographic areas in the second quarter of 2017:
(MILLIONS OF DOLLARS)	Three Months Ended July 2, 2017
	Worldwide	U.S.	International

Acquisition-related operational growth:
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	$141	$141	$—

Disposition-related operational impact:
Financial results in the second quarter of 2017 do not reflect any contribution from HIS global operations, compared to the inclusion of three months of HIS global operations in the same period in 2016 (February 2017 sale)	(296)	(230)	(65)

Other operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Xeljanz and Lyrica (IH), both primarily in the U.S.	730	498	232
Growth from Biosimilars, primarily driven by Inflectra in certain developed Europe markets and in the U.S.	47	23	24
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Vfend and Lyrica (EH), both in developed Europe markets	(305)	(159)	(146)
Lower revenues for Enbrel driven by declines in most developed Europe markets, primarily due to continued biosimilar competition	(133)	—	(133)
Decline in the Legacy Established Products portfolio	(99)	(103)	4
Global decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the unfavorable timing of government purchases for the pediatric indication and the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the prior-year quarter. International revenues increased primarily due to the favorable timing of government purchases in certain emerging markets for the pediatric indication.	(84)	(123)	39
Other operational factors, net	(50)	(72)	22
Operational decline, net	(48)	(25)	(24)

Unfavorable impact of foreign exchange	(202)	—	(202)
Revenues decrease	$(251)	$(25)	$(226)

Emerging markets revenues increased $170 million, or 6%, in the second quarter of 2017 to $2.8 billion, reflecting an operational increase of $247 million, or 9%. Foreign exchange had an unfavorable impact of approximately 3% on emerging markets revenues. This operational growth in emerging markets was primarily driven by our IH segment as well as our Legacy Established Products portfolio.

Revenues––First Six Months of 2017 vs. First Six Months of 2016

The following provides an analysis of the change in revenues by geographic areas in the first six months of 2017:
(MILLIONS OF DOLLARS)	Six Months Ended July 2, 2017
	Worldwide	U.S.	International

Acquisition-related operational growth:
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	$272	$272	$—

Disposition-related operational impact:
Approximately one month of HIS domestic operations and approximately two months of HIS international operations in the first six months of 2017, compared to six months of HIS global operations in the same period in 2016 (February 2017 sale)	(503)	(406)	(97)

Other operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Lyrica (IH) and Xeljanz, both primarily in the U.S.	1,351	944	407
Growth from Biosimilars, primarily driven by Inflectra in certain developed Europe markets and in the U.S.	88	40	48
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Lyrica (EH) and Vfend, both in developed Europe markets	(559)	(239)	(320)
Lower revenues for Enbrel driven by declines in most developed Europe markets, primarily due to continued biosimilar competition	(265)	—	(265)
Decline in the Legacy Established Products portfolio	(252)	(264)	12
Global decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the prior-year period and the unfavorable timing of government purchases for the pediatric indication. International revenues increased primarily due to the favorable timing of government purchases in certain emerging markets for the pediatric indication.	(197)	(216)	19
Decline in Viagra (IH) revenues primarily in the U.S.	(95)	(95)	(1)
Other operational factors, net	1	(85)	86
Operational decline, net	(159)	(49)	(110)

Unfavorable impact of foreign exchange	(318)	—	(318)
Revenues decrease	$(477)	$(49)	$(428)

Emerging markets revenues increased $254 million, or 5%, in the first six months of 2017 to $5.4 billion, reflecting an operational increase of $404 million, or 8%. Foreign exchange had an unfavorable impact of approximately 3% on emerging markets revenues. This operational growth in emerging markets was primarily driven by our IH segment as well as our Sterile Injectable Pharmaceuticals portfolio.
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

The following table provides information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Medicare rebates(a)	$316	$216	$575	$492
Medicaid and related state program rebates(a)	451	364	896	735
Performance-based contract rebates(a), (b)	819	636	1,547	1,225
Chargebacks(c)	1,480	1,414	2,978	2,853
Sales allowances(d)	1,189	1,115	2,300	2,091
Sales returns and cash discounts	372	324	697	688
Total(e)	$4,626	$4,067	$8,993	$8,083

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended July 2, 2017, associated with the following segments: IH ($2.2 billion) and EH ($2.5 billion). For the three months ended July 3, 2016, associated with the following segments: IH ($1.6 billion); and EH ($2.4 billion). For the six months ended July 2, 2017, associated with the following segments: IH ($4.0 billion) and EH ($5.0 billion). For the six months ended July 3, 2016, associated with the following segments: IH ($3.3 billion) and EH ($4.8 billion).

Total revenue deductions for the second quarter of 2017 increased 14% compared to the second quarter of 2016, and total revenue deductions for the first six months of 2017 increased 11% compared to the first six months of 2016, primarily as a result of:

•	an increase in performance-based contract rebates primarily due to sales to managed care customers in the U.S., as well as higher rebates in certain markets outside the U.S.;

•	an increase in sales allowances primarily in markets outside the U.S.;

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs; and

•	an increase in chargebacks from certain IH products, partially offset by decreases across several EH products.
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.4 billion as of July 2, 2017, of which approximately $2.9 billion is included in Other current liabilities, $369 million is included in Other noncurrent liabilities and approximately $1.1 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.3 billion as of December 31, 2016, of which approximately $2.8 billion is included in Other current liabilities, $357 million is included in Other noncurrent liabilities and approximately $1.2 billion is included against Trade accounts receivable, less allowance for doubtful accounts, in our condensed consolidated balance sheet.

Revenues—Major Products

The following table provides revenue information for several of our major products. As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.
		Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)			% Change(a)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	July 2, 2017	Total	Oper.	July 2, 2017	Total	Oper.
TOTAL REVENUES		$12,896	(2)	—	$25,675	(2)	(1)
PFIZER INNOVATIVE HEALTH (IH)(b)		$7,671	8	9	$15,086	7	8
Internal Medicine		$2,412	10	11	$4,789	11	11
Lyrica IH(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,101	5	5	2,231	8	8
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	605	50	52	1,169	51	52
Viagra IH(d)	Erectile dysfunction	255	(15)	(15)	505	(16)	(16)
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	248	16	17	487	12	13
Toviaz	Overactive bladder	62	(8)	(6)	125	(4)	(3)
BMP2	Development of bone and cartilage	57	(6)	(6)	119	6	6
All other Internal Medicine	Various	84	(13)	(13)	153	(25)	(24)
Vaccines		$1,270	(7)	(5)	$2,735	(7)	(6)
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,154	(8)	(7)	2,547	(8)	(7)
FSME/IMMUN-TicoVac	Tick-borne encephalitis vaccine	50	18	23	76	10	15
All other Vaccines	Various	66	1	6	112	13	17
Oncology		$1,589	44	46	$2,935	40	41
Ibrance	Advanced breast cancer	853	66	67	1,532	63	63
Sutent	Advanced and/or metastatic RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	279	(2)	—	529	(6)	(4)
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	155	13	15	296	8	10
Xtandi alliance revenues	Advanced prostate cancer	141	*	*	272	*	*
Inlyta	Advanced RCC	88	(19)	(17)	172	(18)	(16)
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	59	44	45	106	35	36
All other Oncology	Various	14	(11)	(11)	28	(18)	(18)
Inflammation & Immunology (I&I)		$992	(1)	1	$1,863	(4)	(3)
Enbrel (Outside the U.S. and Canada)	Rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	617	(20)	(17)	1,205	(20)	(18)
Xeljanz	Rheumatoid arthritis	336	55	56	587	42	42
Eucrisa	Mild to moderate atopic dermatitis (eczema)	9	*	*	17	*	*
All other I&I	Various	31	90	90	54	63	62
Rare Disease		$562	(8)	(6)	$1,069	(10)	(8)
BeneFIX	Hemophilia	153	(16)	(15)	302	(18)	(16)
Refacto AF/Xyntha	Hemophilia	139	—	4	269	—	4
Genotropin	Replacement of human growth hormone	135	(12)	(10)	238	(14)	(13)
Somavert	Acromegaly	61	3	6	117	3	5
All other Rare Disease	Various	74	(8)	(6)	141	(9)	(8)
Consumer Healthcare		$846	1	2	$1,694	2	3
PFIZER ESSENTIAL HEALTH (EH)(e)		$5,226	(14)	(12)	$10,590	(12)	(10)
Legacy Established Products (LEP)(f)		$2,707	(5)	(3)	$5,313	(6)	(4)
Lipitor	Reduction of LDL cholesterol	445	(3)	—	849	(3)	1
Premarin family	Symptoms of menopause	245	(2)	(2)	473	(7)	(7)
Norvasc	Hypertension	231	(4)	—	458	(4)	—
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	90	(4)	(3)	171	(10)	(10)
Xalatan/Xalacom	Glaucoma and ocular hypertension	81	(13)	(12)	158	(13)	(14)
Relpax	Symptoms of migraine headache	60	(31)	(30)	143	(14)	(13)
Zithromax	Bacterial infections	62	(9)	(4)	140	(5)	—
Effexor	Depression and certain anxiety disorders	73	8	11	139	2	3
Zoloft	Depression and certain anxiety disorders	69	(11)	(8)	137	(13)	(10)
Xanax	Anxiety disorders	52	(6)	(5)	107	(1)	—
All other LEP	Various	1,300	(5)	(3)	2,538	(7)	(5)
Sterile Injectable Pharmaceuticals (SIP)(g)		$1,444	(4)	(2)	$2,996	(1)	—
Medrol	Steroid anti-inflammatory	123	7	8	243	7	7
Sulperazon	Treatment of infections	110	4	10	232	15	21
Fragmin	Slows blood clotting	71	(14)	(9)	142	(11)	(8)
Precedex	Sedation agent in surgery or intensive care	67	2	1	132	(3)	(4)
Tygacil	Tetracycline class antibiotic	57	(3)	(2)	131	(2)	(1)
All other SIP	Various	1,016	(5)	(4)	2,116	(2)	(1)

		Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)			% Change(a)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	July 2, 2017	Total	Oper.	July 2, 2017	Total	Oper.
Peri-LOE Products(h)		$782	(30)	(27)	$1,604	(27)	(25)
Celebrex	Arthritis pain and inflammation, acute pain	178	(3)	—	353	(1)	1
Lyrica EH(c)	Epilepsy, neuropathic pain and generalized anxiety disorder	154	(28)	(25)	294	(32)	(29)
Vfend	Fungal infections	101	(38)	(36)	208	(35)	(33)
Viagra EH(d)	Erectile dysfunction	93	(7)	(3)	183	(7)	(3)
Pristiq	Depression	46	(76)	(76)	161	(57)	(57)
Zyvox	Bacterial infections	75	(34)	(32)	152	(37)	(36)
Revatio	Pulmonary arterial hypertension	67	(10)	(9)	131	(6)	(5)
All other Peri-LOE Products	Various	68	(2)	2	121	(17)	(14)
Biosimilars(i)	Various	$121	55	60	$226	56	61
Inflectra/Remsima	Inflammatory diseases	94	*	*	172	*	*
All other Biosimilars	Various	27	(18)	(15)	54	(15)	(12)
Pfizer CentreOne(j)		$171	(13)	(12)	$353	(8)	(8)
Hospira Infusion Systems (HIS)(k)	Various	$—	*	*	$97	(84)	(84)
Total Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,254	(1)	—	$2,526	1	2
Total Viagra(d)	Erectile dysfunction	$349	(13)	(12)	$687	(14)	(13)
Total Alliance revenues	Various	$715	90	92	$1,370	86	88

(a)	As compared to the three and six months ended July 3, 2016.

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

(i)
Biosimilars include Inflectra/Remsima (biosimilar infliximab) in the U.S. and certain international markets, Nivestim (biosimilar filgrastim) in certain European, Asian and Africa/Middle Eastern markets and Retacrit (biosimilar epoetin zeta) in certain European and Africa/Middle Eastern markets.

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

*	Indicates calculation not meaningful or greater than 100%.

Amounts may not add due to rounding. All percentages have been calculated using unrounded amounts.
Revenues––Selected Product Discussion

The information included in “Revenues—Selected Product Discussion” below should be read in conjunction with the revenue information included in the “Revenues—Major Products” section.

•
Prevnar 13/Prevenar 13 (IH) worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in both the second quarter and first six months of 2017, compared to the same periods in 2016.

In the U.S., revenues for Prevnar 13 decreased 16% in the second quarter of 2017, compared to the same period in 2016, primarily due to the unfavorable timing of government purchases for the pediatric indication and the continued decline in revenues for the adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults age 65 and older who have not been previously vaccinated with Prevnar 13) compared to the prior-year quarter. Given the success since the launch of the adult indication, approximately 52% of the eligible patient pool 65 years and above in the U.S. has already been vaccinated. While the remaining eligible population is large, this cohort is much more difficult to capture. In the U.S., revenues for Prevnar 13 decreased 12% in the first six months of 2017, compared to the same period in 2016, primarily due to the aforementioned smaller remaining “catch up” opportunity for the adult indication compared to the same period in 2016, and the unfavorable timing of government purchases for the pediatric indication.
Internationally, revenues for Prevenar 13 increased 8% operationally in the second quarter of 2017 and 2% operationally in the first six months of 2017, compared to the same periods in 2016, primarily due to the favorable timing of government purchases in certain emerging markets for the pediatric indication. Foreign exchange had an unfavorable impact on international revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, however, the CDC announced formally that it will conduct this review in 2018. A potential adverse change in the ACIP recommendation could negatively impact future Prevnar 13 revenues. Currently, we are working with a number of U.S. investigators to monitor the proportion of community-acquired pneumonia caused by the serotypes included in Prevnar 13 and continue to observe trends.

•
Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)) worldwide revenues were relatively flat operationally in the second quarter of 2017 and increased operationally in the first six months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017 compared to the same periods in 2016.

In the U.S., revenues increased 6% in the second quarter of 2017 and 10% in the first six months of 2017, compared to the same periods in 2016, driven by sustained demand and positive price impact.
Internationally, Lyrica revenues decreased 9% operationally in the second quarter of 2017 and 11% operationally in the first six months of 2017, compared to the same periods in 2016, primarily due to losses of exclusivity in developed Europe markets. Foreign exchange had an unfavorable impact on international revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.
Lyrica revenues in our IH segment increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily driven by sustained demand and positive price impact in the U.S. Foreign exchange had a de minimis impact on Lyrica IH revenues in the second quarter and first six months of 2017, compared to the same periods in 2016. In our EH segment, worldwide revenues from Lyrica decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, due to losses of exclusivity in developed Europe markets. Foreign exchange had an unfavorable impact on Lyrica EH worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Ibrance (IH) worldwide revenues increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, most of which were recorded in the U.S. The significant revenue growth reflects our scientific/clinical data, continued positive patient experience as well as Ibrance being the first (in the U.S.) and only (in major markets outside of the U.S.) registered product in this class of medicines. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter of 2017 and had a de minimis impact in the first six months of 2017, compared to the same periods in 2016.

•
Enbrel (IH, outside the U.S. and Canada) worldwide revenues, excluding the U.S. and Canada, decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily due to on-going biosimilar competition, which is expected to continue. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Lipitor (EH) worldwide revenues were flat operationally in the second quarter of 2017 and increased operationally in the first six months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016. In the U.S., revenues decreased 21% in the second quarter of 2017 and 24% in the first six months of 2017, compared to the same periods in 2016, primarily due to lower volumes.

In our international markets, revenues increased 2% operationally in the second quarter of 2017 and 4% operationally in the first six months of 2017, compared to the same periods in 2016, driven by strong demand in China, partially offset by lower volumes in Japan and certain Middle Eastern markets, as well as pricing pressures in China. Foreign exchange had an unfavorable impact on international revenues in the second quarter of 2017 and first six months of 2017, compared to the same periods in 2016.

•
Viagra (IH (U.S. and Canada revenues)/EH (all other revenues excluding U.S. and Canada)) worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily due to lower market demand. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

Revenues in the U.S. decreased 15% in the second quarter of 2017 and 16% in the first six months of 2017, compared to the same periods in 2016, primarily due to lower market demand. International revenues decreased 3% operationally in the second quarter of 2017, compared to the same period in 2016, primarily from price reductions in China. International revenues decreased 3% operationally in the first six months of 2017, compared to the same period in 2016, primarily from lower volumes and price reductions in China, partially offset by increased demand in certain Middle Eastern markets. Foreign exchange had an unfavorable impact on international revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Xeljanz (IH) worldwide revenues increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016. In the U.S., Xeljanz revenues increased 53% in the second quarter of 2017 and 38% in the first six months of 2017, compared to the same periods in 2016, primarily driven by increased adoption among rheumatologists, growing awareness among patients and improvements in payer access. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter of 2017 and had a de minimis impact in the first six months of 2017, compared to the same periods in 2016.

•
Sutent (IH) worldwide revenues were relatively flat operationally in the second quarter of 2017 and decreased operationally in the first six months of 2017, compared to the same periods in 2016. The decrease in the first six months of 2017 was primarily due to competitive pressure in the U.S. and Europe and cost containment measures in certain developed international markets. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Chantix/Champix (IH) worldwide revenues increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

In the U.S., Chantix revenues increased 24% in the second quarter of 2017 and 18% in the first six months of 2017, compared to the same periods in 2016 primarily due to increased promotional activities, educating health care providers on updates to the Chantix label, including removal of the boxed warning, the addition of EAGLES safety and efficacy data, improved patient access and positive price impact.

•
The Premarin family of products (EH) worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016. Revenues in the U.S. decreased 2% in the second quarter and 7% in the first six months of 2017, compared to the same periods in 2016, primarily driven by volume declines and lower market growth, mainly offset by a positive price impact.

Internationally, Premarin revenues decreased 12% operationally in the second quarter of 2017, compared to the same period in 2016, primarily due to lower volume in Brazil. Internationally, Premarin revenues decreased 8% operationally in the first six months of 2017, compared to the same period in 2016, primarily due to lower volumes in Mexico and the U.K. Foreign exchange had a de minimis impact on international revenues in the second quarter of 2017 and had a favorable impact in the first six months of 2017, compared to the same periods in 2016.

•
Norvasc (EH) worldwide revenues were relatively flat operationally in the second quarter and first six months of 2017, compared to the same periods in 2016. Results for the second quarter of 2017 were impacted by generic competition in Japan and pricing pressures in China, offset by strong demand in China and Middle Eastern markets. Results for the first six months of 2017 were impacted by generic competition in Japan and pricing pressures in China, offset by strong demand in China. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Celebrex (EH) worldwide revenues were relatively flat operationally in the second quarter of 2017 and increased operationally in the first six months of 2017, compared to the same periods in 2016. The increase in the first six months of 2017 was primarily driven by volume growth in emerging markets, primarily China and certain Middle Eastern markets, and favorable rebates in the U.S. This was partially offset by the loss of exclusivity and associated generic competition in the U.S. and most developed international markets. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
BeneFIX and ReFacto AF/Xyntha (IH)––BeneFIX worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily as a result of erosion of market share in the U.S. and European countries due to increasing adoption of extended half-life treatment options as well as a price decrease in the U.K. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

ReFacto AF/Xyntha worldwide revenues increased operationally in both the second quarter and first six months of 2017, compared to the same periods in 2016, largely due to increased product demand in certain emerging markets, partially offset by declines in developed markets in Europe and the U.S. primarily driven by increasing adoption of extended half-life treatment options. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Xalkori (IH) worldwide revenues increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, as a result of a steady increase in diagnostic rates for the ALK gene mutation across key markets outside the U.S., which has led to more patients being treated. This increase was partially offset by volume declines in the U.S. and Japan due to competitive pressure, partially mitigated by the March 2016 FDA approval of the supplemental NDA to treat patients with metastatic NSCLC whose tumors are ROS1-positive. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Inlyta (IH) worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily due to increased competition in the U.S. and Europe, partially offset by performance in key emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Inflectra/Remsima (EH) worldwide revenues increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, due to continued uptake in developed markets in Europe, and the U.S. launch in the fourth quarter of 2016, partially offset by pricing pressures in Europe. Inflectra uptake in the U.S. is being driven by a number of factors including Inflectra’s clinical data package, patient support programs, price and the access/reimbursement environment. To date, reimbursement coverage has been mixed. While we achieved 100% Medicare coverage, we have experienced access challenges among national commercial payers where our lower priced product has not received access at parity to the innovator product and remains in a disadvantaged position despite recent price increases taken by the innovator product. We will look at all relevant factors impacting reimbursement given our extensive experience working with commercial payers to enable greater access for Inflectra.

•
Pristiq (EH) worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily due to loss of exclusivity in the U.S. in March 2017 resulting in significant generic competition. Foreign exchange had a de minimis impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Zyvox (EH) worldwide revenues decreased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, due to generic competition in developed international markets and the U.S. and corresponding pricing pressures, partially offset by strong volume growth in China. Foreign exchange had an unfavorable impact on worldwide revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

•
Eucrisa (IH) is approved in the U.S. for the treatment of mild to moderate atopic dermatitis for patients two years of age and older. The FDA approved Eucrisa on December 14, 2016, and Eucrisa was launched in the U.S. late in the first quarter of 2017. Eucrisa is a novel non-steroidal topical ointment and is the first topical prescription treatment for atopic dermatitis approved in over 10 years. While there was solid uptake in the demand for Eucrisa and sequential prescription demand increased, net revenues have not followed the same pattern of growth. We expect this will normalize with net revenue sequential growth in the third quarter of 2017.

•	Alliance revenues (IH/EH) increased operationally in the second quarter and first six months of 2017, compared to the same periods in 2016, mainly due to:

◦	an increase in Eliquis alliance revenues due to higher demand resulting from increased market penetration of novel oral anticoagulants and market share gains; and

◦
the inclusion of Xtandi alliance revenues of $141 million in the second quarter of 2017 and $272 million in the first six months of 2017 in the U.S. resulting from the September 2016 acquisition of Medivation.

Foreign exchange had an unfavorable impact on alliance revenues in the second quarter and first six months of 2017, compared to the same periods in 2016.

◦
Eliquis (IH) has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets, beginning in the third quarter of 2015. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

◦
Xtandi (IH) is being developed and commercialized through a collaboration with Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. Pfizer and Astellas also share certain development and other collaboration expenses and Pfizer receives tiered royalties as a percentage of international Xtandi net sales (recorded in Other (income)/deductions—net). While there has been some displacement in Xtandi revenues relative to demand growth in the U.S., reflecting an increase in utilization of patient assistance programs which provide free medicines to patients, we expect patient assistance program utilization as a percentage of total demand to normalize as we move into next year.

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
A comprehensive update of Pfizer’s development pipeline was published on August 1, 2017 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
May 2017
Bavencio (avelumab)	Treatment of adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	March 2017
Eucrisa (crisaborole)	A non-steroidal topical anti-inflammatory PDE-4 inhibitor for the treatment of mild-to-moderate atopic dermatitis	December 2016

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Xeljanz (tofacitinib)	Treatment of adult patients with moderately to severely active ulcerative colitis	July 2017
Sutent (sunitinib)	Adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy	May 2017
Xeljanz (tofacitinib)(a)	Treatment of adult patients with active psoriatic arthritis	May 2017
PF-06438179(b)	A potential biosimilar to Remicade® (infliximab)	April 2017
ertugliflozin	Treatment of type 2 diabetes, which is being developed in collaboration with Merck	March 2017
inotuzumab ozogamicin	Treatment of acute lymphoblastic leukemia	February 2017
Lyrica (pregabalin)	Controlled Release (once-a-day) dosing	February 2017
Mylotarg (gemtuzumab ozogamicin)(c)	Treatment of acute myeloid leukemia	January 2017
Retacrit(d)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
tafamidis meglumine(e)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	In August 2017, the FDA’s Arthritis Advisory Committee voted ten to one to recommend approval of the proposed dose of tofacitinib for the treatment of adult patients with active psoriatic arthritis.

(b)
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

(c)
In July 2017, the FDA’s Oncologic Drugs Advisory Committee (ODAC) voted six to one that Mylotarg in combination with chemotherapy has a favorable risk:benefit profile for patients with newly-diagnosed CD33-positive acute myeloid leukemia.

(d)
Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of Johnson & Johnson. In October 2015, we received a “complete response” letter from the FDA with respect to our biologics license application (BLA) for Retacrit, our proposed biosimilar to epoetin alfa, which was submitted for all indications of the reference product. In December 2016, we completed the resubmission of the BLA to the FDA for Retacrit in response to the “complete response” letter. In May 2017, the FDA’s ODAC voted to recommend Retacrit for approval. In June 2017, we received a “complete response” letter from the FDA, relating to matters noted in a Warning Letter issued in February 2017 following a routine inspection of the company’s facility in McPherson, Kansas in 2016. This facility was listed as the potential manufacturing site in the BLA for the proposed epoetin alfa biosimilar. The issues noted in the Warning Letter do not relate specifically to the manufacture of epoetin alfa. No additional clinical data was requested at this time and we continue to work closely with the FDA on next steps.

(e)
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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
PF-05280014(a)	Application filed in the EU for a potential biosimilar to Herceptin® (trastuzumab)	—	July 2017
Besponsa (inotuzumab ozogamicin)	Approval in the EU for the treatment of adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia	June 2017	—
Trumenba	Approval in the EU for a prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningtidis serogroup B in individuals 10 years of age and older	May 2017	—
Xalkori (crizotinib)	Approval in Japan for the treatment of ROS1-positive non-small cell lung cancer	May 2017	—
Xeljanz (tofacitinib)	Application filed in Japan for the treatment of ulcerative colitis	—	May 2017
Sutent (sunitinib)	Application filed in the EU for the adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy	—	April 2017
inotuzumab ozogamicin	Application filed in Japan for the treatment of acute lymphoblastic leukemia	—	April 2017
Xeljanz (tofacitinib)	Approval in the EU for Xeljanz in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying antirheumatic drugs. Xeljanz can be given as monotherapy in case of intolerance to methotrexate or when treatment with methotrexate is inappropriate	March 2017	—
ertugliflozin	Application filed in the EU for the treatment of type 2 diabetes, which is being developed in collaboration with Merck	—	February 2017
Mylotarg (gemtuzumab ozogamicin)	Application filed in the EU for the treatment of acute myeloid leukemia	—	December 2016
Ibrance (palbociclib)	Approval in the EU for palbociclib in combination with endocrine therapy for the treatment of HR+, HER2- advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	November 2016	—
Ibrance (palbociclib)	Application filed in Japan for palbociclib in combination with endocrine therapy for the treatment of inoperable or recurrent breast cancer	—	October 2016
Bavencio (avelumab)(b)	Application filed in the EU for the treatment of metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	October 2016
Xalkori (crizotinib)	Approval in the EU for the treatment of ROS1-positive non-small cell lung cancer	August 2016	—

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)	In July 2017, the EMA’s Committee for Medicinal Products for Human Use recommended the approval of avelumab as a monotherapy for the treatment of adult patients with metastatic Merkel cell carcinoma.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
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

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Bosulif (bosutinib)	First-line treatment for patients with chronic phase Philadelphia chromosome positive chronic myelogenous leukemia, which is being developed in collaboration with Avillion Group
Inlyta (axitinib)	Adjuvant treatment of renal cell carcinoma, which is being developed in collaboration with SFJ
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Xtandi (enzalutamide)	Treatment of non-metastatic castration resistant prostate cancer
Xtandi (enzalutamide)	Treatment of non-metastatic high risk hormone-sensitive prostate cancer
Xtandi (enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer
Xeljanz (tofacitinib)	Treatment of ulcerative colitis (ex-U.S.)
Xeljanz (tofacitinib)	Treatment of psoriatic arthritis (ex-U.S.)
Vyndaqel (tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy
In May 2017, we and our partner Astellas announced discontinuation of the planned ENDEAR trial (a phase III study comparing the efficacy and safety of Xtandi in combination with paclitaxel chemotherapy or as monotherapy versus placebo with paclitaxel in patients with advanced, diagnostic-positive, triple-negative breast cancer); no patients were ever enrolled in the trial.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
dacomitinib
A pan-human epidermal growth factor receptor (HER) tyrosine kinase inhibitor for the first-line treatment of patients with advanced non-small cell lung cancer with estimated glomerular filtration rate (eGFR) activating mutations, which is being developed in collaboration with SFJ

lorlatinib (PF-06463922)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile colitis
PF-05280014(a)	A potential biosimilar to Herceptin® (trastuzumab) (ex-EU)
PF-05280586(b)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(c)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(d)	A potential biosimilar to Humira® (adalimumab)
rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of patients with germline breast cancer susceptibility gene BRCA mutated advanced breast cancer
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)	Rituxan® is a registered trademark of Biogen MA Inc.

(c)	Avastin® is a registered trademark of Genentech, Inc.

(d)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

The changes in expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in operating results through February 2, 2017 and, therefore, operating results for the second quarter of 2017 do not reflect HIS global operations, while operating results for the second quarter of 2016 reflect three months of HIS global operations. Operating results for the first six months of 2017 include approximately one month of HIS domestic operations and approximately two months of HIS international operations, while operating results for the first six months of 2016 reflect six months of HIS global operations.
Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Cost of sales	$2,663	$3,174	(16)	$5,134	$6,026	(15)
As a percentage of Revenues	20.7%	24.1%		20.0%	23.0%
Cost of sales decreased 16% in the second quarter of 2017, and 15% in the first six months of 2017, compared to the same periods in 2016, primarily due to:

•
the nonrecurring unfavorable impact of $30 million in the second quarter of 2016 and $212 million in the first six months of 2016 of acquired Hospira inventory, which is measured at fair value on the acquisition date and was amortized over the turn of the related inventory;

•	recognition of synergies related to our cost-reduction/productivity initiatives;

•
the favorable impact of the sale of HIS global operations (which carried a higher cost of sales than other products) of $156 million in the second quarter of 2017, and $282 million in the first six months of 2017; and

•	the favorable impact of foreign exchange of $192 million in the second quarter of 2017, and $220 million in the first six months of 2017.
The decrease in Cost of sales as a percentage of revenues in the second quarter of 2017 and the first six months of 2017, compared to the same periods in 2016, was primarily due to all of the factors discussed above plus an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Selling, informational and administrative expenses	$3,425	$3,471	(1)	$6,733	$6,856	(2)
As a percentage of Revenues	26.6%	26.4%		26.2%	26.2%
SI&A expenses decreased 1% in the second quarter of 2017, compared to the same period in 2016, primarily due to:

•	lower spending for certain products, primarily Prevnar 13/Prevenar 13;

•	the favorable impact of foreign exchange of $44 million; and

•	the favorable impact of the sale of HIS global operations of $31 million, partially offset by:

•	additional investment across several of our key products, primarily Eucrisa, Xeljanz, Xtandi and Ibrance; and

•	increased spending for biosimilars, primarily related to the U.S. launch of Inflectra.
SI&A expenses decreased 2% in the first six months of 2017, compared to the same period in 2016, primarily due to:

•
the non-recurrence of an allowance for doubtful trade accounts receivable of approximately $280 million, resulting from unfavorable developments with a distributor that was recorded in the first quarter of 2016;

•	lower spending for certain products, primarily Prevnar 13/Prevenar 13;

•	the favorable impact of foreign exchange of $67 million; and

•	the favorable impact of the sale of HIS global operations of $55 million, partially offset by:

•	additional investment across several of our key products, primarily Eucrisa, Xeljanz, Xtandi and Ibrance;

•	increased spending for biosimilars, primarily related to the U.S. launch of Inflectra; and

•	an increase in charitable contributions.
Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Research and development expenses	$1,780	$1,748	2	$3,487	$3,478	—
As a percentage of Revenues	13.8%	13.3%		13.6%	13.3%

R&D expenses increased 2% in the second quarter of 2017, compared to the same period in 2016, primarily due to:

•	increased costs associated with our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017;

•	increased costs associated with our oncology programs, primarily clinical trial spend on Medivation assets;

•	lower development funding credits primarily related to the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016; and

•	an expense of $75 million resulting from our May 2017 agreement with Sangamo to develop and commercialize gene therapy programs for Hemophilia A, partially offset by:

•	lower expenses due to the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016;

•	the close-out of certain post-marketing clinical trials; and

•	the favorable impact of the sale of HIS global operations.
R&D expenses were relatively flat in the first six months of 2017, compared to the same period in 2016, primarily due to:

•	increased costs associated with our oncology programs, primarily clinical trial spend on Medivation assets;

•	increased costs associated with our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017;

•	an expense of $75 million resulting from our May 2017 agreement with Sangamo to develop and commercialize gene therapy programs for Hemophilia A; and

•	lower development funding credits primarily related to the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016, largely offset by:

•	lower expenses due to the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016;

•	the close-out of certain post-marketing clinical trials; and

•	the favorable impact of the sale of HIS global operations.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Amortization of intangible assets	$1,208	$961	26	$2,394	$1,966	22
As a percentage of Revenues	9.4%	7.3%		9.3%	7.5%
Amortization of intangible assets increased 26% in the second quarter of 2017 and 22% in the first six months of 2017, compared to the same periods in 2016, primarily due to the inclusion of amortization expense of approximately $272 million (pre-tax) in the second quarter of 2017 and approximately $530 million (pre-tax) in the first six months of 2017 related to the identifiable intangible assets acquired from Medivation and Anacor, partially offset by assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Restructuring charges and certain acquisition-related costs	$70	$316	(78)	$228	$457	(50)
Total additional depreciation—asset restructuring	21	53	(60)	35	104	(66)
Total implementation costs	62	64	(3)	93	124	(25)
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$153	$433	(65)	$356	$685	(48)

(a)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses and/or Selling, informational and administrative expenses, as appropriate.

Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $14 million in the second quarter of 2017 and $59 million for the first six months of 2017 for employee termination costs, exit costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as our acquisitions of mainly Anacor for the second quarter of 2017 and mainly Anacor and Medivation for the first six months of 2017; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $6 million in the second quarter of 2017 and $18 million for the first six months of 2017, virtually all of which are directly related to our acquisition of Medivation; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes of $50 million in the second quarter of 2017 and $151 million for the first six months of 2017, primarily related to our acquisitions of Hospira and Medivation. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Included in Restructuring charges and certain acquisition-related costs are (i) restructuring charges of $141 million in the second quarter of 2016 and $170 million for the first six months of 2016 for employee termination costs, exit costs and asset impairments, which are largely associated with cost-reduction and productivity initiatives not associated with acquisitions; (ii) transaction costs, such as banking, legal, accounting and other similar services, of $36 million in the second quarter of 2016, most of which are directly related to our acquisition of Anacor, and $60 million for the first six months of 2016, most of which include costs related to the Anacor acquisition, as well as the terminated transaction with Allergan; and (iii) integration costs, representing external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes, of $139 million in the second quarter of 2016 and $227 million for the first six months of 2016, primarily related to our acquisition of Hospira and the terminated transaction with Allergan.
In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million, and have achieved approximately $700 million of cost savings through July 2, 2017. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million for full-year 2015 associated with the return of acquired IPR&D rights), incurred for up to a three-year period post-acquisition.

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

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Other (income)/deductions––net	$(66)	$1,068	*	$(68)	$1,398	*

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Provision for taxes on income	$739	$347	*	$1,560	$861	81
Effective tax rate on continuing operations	19.4%	14.4%		20.1%	14.4%

*	Calculation not meaningful.
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

We also recognize that, as internal measures of performance, the Adjusted income and its components and Adjusted diluted earnings per share measures have limitations, and we do not restrict our performance-management process solely to these metrics. A limitation of these measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a publicly-traded pharmaceutical index, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2017 and 2016 below.

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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended July 2, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,896	$—	$—	$—	$—	$12,896
Cost of sales	2,663	(10)	(9)	—	(50)	2,595
Selling, informational and administrative expenses	3,425	(10)	—	—	(30)	3,385
Research and development expenses	1,780	1	—	—	(11)	1,771
Amortization of intangible assets	1,208	(1,167)	—	—	—	41
Restructuring charges and certain acquisition-related costs	70	—	(59)	—	(11)	—
Other (income)/deductions––net	(66)	(15)	—	—	(89)	(170)
Income from continuing operations before provision for taxes on income	3,815	1,201	68	—	191	5,275
Provision for taxes on income(b)	739	344	22	—	103	1,207
Income from continuing operations	3,077	857	46	—	88	4,068
Discontinued operations––net of tax	2	—	—	(2)	—	—
Net income attributable to noncontrolling interests	5	—	—	—	—	5
Net income attributable to Pfizer Inc.	3,073	857	46	(2)	88	4,063
Earnings per common share attributable to Pfizer Inc.––diluted	0.51	0.14	0.01	—	0.01	0.67

	Six Months Ended July 2, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$25,675	$—	$—	$—	$—	$25,675
Cost of sales	5,134	(17)	(12)	—	(76)	5,029
Selling, informational and administrative expenses	6,733	(16)	—	—	(44)	6,673
Research and development expenses	3,487	5	—	—	(17)	3,476
Amortization of intangible assets	2,394	(2,318)	—	—	—	76
Restructuring charges and certain acquisition-related costs	228	—	(180)	—	(47)	—
Other (income)/deductions––net	(68)	(28)	—	—	(163)	(258)
Income from continuing operations before provision for taxes on income	7,767	2,373	192	—	348	10,679
Provision for taxes on income(b)	1,560	684	64	—	102	2,410
Income from continuing operations	6,207	1,689	128	—	246	8,269
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	14	—	—	—	—	14
Net income attributable to Pfizer Inc.	6,194	1,689	128	(1)	246	8,255
Earnings per common share attributable to Pfizer Inc.––diluted	1.02	0.28	0.02	—	0.04	1.36
See end of tables for notes (a) and (b)

	Three Months Ended July 3, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,147	$—	$—	$—	$—	$13,147
Cost of sales	3,174	(52)	—	—	(60)	3,062
Selling, informational and administrative expenses	3,471	(7)	—	—	(21)	3,443
Research and development expenses	1,748	(1)	—	—	(6)	1,740
Amortization of intangible assets	961	(930)	—	—	—	31
Restructuring charges and certain acquisition-related costs	316	—	(202)	—	(114)	—
Other (income)/deductions––net	1,068	7	—	—	(1,305)	(230)
Income from continuing operations before provision for taxes on income	2,410	984	202	—	1,506	5,101
Provision for taxes on income(b), (c)	347	272	73	—	463	1,156
Income from continuing operations(c)	2,062	712	129	—	1,042	3,945
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	16	—	—	—	—	16
Net income attributable to Pfizer Inc.(c)	2,047	712	129	(1)	1,042	3,929
Earnings per common share attributable to Pfizer Inc.––diluted(c)	0.33	0.12	0.02	—	0.17	0.64

	Six Months Ended July 3, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$26,152	$—	$—	$—	$—	$26,152
Cost of sales	6,026	(252)	—	—	(147)	5,627
Selling, informational and administrative expenses	6,856	(8)	—	—	(36)	6,811
Research and development expenses	3,478	1	—	—	(16)	3,463
Amortization of intangible assets	1,966	(1,905)	—	—	—	61
Restructuring charges and certain acquisition-related costs	457	—	(317)	—	(140)	—
Other (income)/deductions––net	1,398	27	—	—	(1,805)	(380)
Income from continuing operations before provision for taxes on income	5,971	2,137	317	—	2,144	10,569
Provision for taxes on income(b) (c)	861	596	(26)	—	1,007	2,438
Income from continuing operations(c)	5,110	1,541	344	—	1,136	8,131
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.(c)	5,085	1,541	344	(1)	1,136	8,105
Earnings per common share attributable to Pfizer Inc.––diluted(c)	0.82	0.25	0.06	—	0.18	1.31

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 22.9% in the second quarter of 2017, which was comparable to the effective tax rate of 22.7% in the second quarter of 2016. The effective tax rate on Non-GAAP Adjusted income was 22.6% in the first six months of 2017, compared with 23.1% in the first six months of 2016. This decline was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

(c)
GAAP Reported and Non-GAAP Adjusted amounts for the three and six months ended July 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, requiring: (i) excess tax benefits or deficiencies (including tax benefits of dividend equivalents) of share-based compensation to be recognized as a component of the Provision for taxes on income (the net tax benefit was $28 million in the first quarter of 2016 and $50 million in the first six months of 2016) and (ii) in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Adoption of New Accounting Standards in Pfizer’s 2016 Financial Report.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,191	$932	$2,356	$1,885
Cost of sales	10	52	17	252
Total purchase accounting adjustments––pre-tax	1,201	984	2,373	2,137
Income taxes(b)	(344)	(272)	(684)	(596)
Total purchase accounting adjustments––net of tax	857	712	1,689	1,541
Acquisition-related costs
Restructuring charges(c)	3	26	12	30
Transaction costs(c)	6	36	18	60
Integration costs(c)	50	139	151	227
Additional depreciation––asset restructuring(d)	9	—	12	—
Total acquisition-related costs––pre-tax	68	202	192	317
Income taxes(e)	(22)	(73)	(64)	26
Total acquisition-related costs––net of tax	46	129	128	344
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	(2)	(1)	(1)	(1)
Certain significant items
Restructuring charges(g)	11	114	47	140
Implementation costs and additional depreciation––asset restructuring(h)	74	117	116	228
Certain legal matters, net(i)	—	261	8	546
Loss on sale of HIS net assets(i)	28	—	64	—
Certain asset impairments(i)	—	816	—	947
Business and legal entity alignment costs(i)	17	60	38	111
Other(j)	61	138	74	172
Total certain significant items––pre-tax	191	1,506	348	2,144
Income taxes(k)	(103)	(463)	(102)	(1,007)
Total certain significant items––net of tax	88	1,042	246	1,136
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$990	$1,882	$2,061	$3,020

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs represent external costs for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

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

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended July 2, 2017, included in Cost of sales ($48 million), Selling, informational and administrative expenses ($15 million) and Research and development expenses ($11 million). For the three months ended July 3, 2016, virtually all included in Cost of sales ($90 million), Selling, informational and administrative expenses ($20 million) and Research and development expenses ($6 million). For the six months ended July 2, 2017, included in Cost of sales ($75 million), Selling, informational and administrative expenses ($24 million) and Research and development expenses ($17 million). For the six months ended July 3, 2016, virtually all included in Cost of sales ($180 million), Selling, informational and administrative expenses ($33 million) and Research and development expenses ($14 million).

(i)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
For the three months ended July 2, 2017, virtually all included in Other (income)/deductions––net ($45 million) and Selling, informational and administrative expenses ($15 million). For the six months ended July 2, 2017, virtually all included in Other (income)/deductions––net ($52 million) and Selling, informational and administrative expenses ($20 million). For the three and six months ended July 3, 2016, primarily all included in Other (income)/deductions––net. For the three and six months ended July 2, 2017, includes a net loss of $30 million related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the remaining 60% ownership interest. For the three and six months ended July 3, 2016, primarily includes $150 million paid to Allergan for reimbursement of Allergan’s expenses associated with the terminated transaction.

(k)
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

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our two operating segments—the IH segment and the EH segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information, as well as the “Selected Balance Sheet Information by Operating Segment” section of the MD&A in our Form 10-Q for the quarter ended April 2, 2017.
As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Second Quarter of 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,671	$5,226	$—	$12,896	$—	$12,896
Cost of sales	982	1,421	192	2,595	69	2,663
% of revenue	12.8%	27.2%	*	20.1%	*	20.7%
Selling, informational and administrative expenses	1,664	777	944	3,385	40	3,425
Research and development expenses	548	255	968	1,771	9	1,780
Amortization of intangible assets	24	17	—	41	1,167	1,208
Restructuring charges and certain acquisition-related costs	—	—	—	—	70	70
Other (income)/deductions––net	(212)	(32)	74	(170)	104	(66)
Income/(loss) from continuing operations before provision for taxes on income	$4,666	$2,787	$(2,179)	$5,275	$(1,459)	$3,815

	Six Months Ended July 2, 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$15,086	$10,590	$—	$25,675	$—	$25,675
Cost of sales	1,830	2,872	327	5,029	104	5,134
% of revenue	12.1%	27.1%	*	19.6%	*	20.0%
Selling, informational and administrative expenses	3,178	1,485	2,010	6,673	60	6,733
Research and development expenses	1,071	506	1,899	3,476	12	3,487
Amortization of intangible assets	50	26	—	76	2,318	2,394
Restructuring charges and certain acquisition-related costs	—	—	—	—	228	228
Other (income)/deductions––net	(359)	(93)	193	(258)	191	(68)
Income/(loss) from continuing operations before provision for taxes on income	$9,316	$5,793	$(4,430)	$10,679	$(2,913)	$7,767

	Second Quarter of 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,105	$6,042	$—	$13,147	$—	$13,147
Cost of sales	997	1,678	388	3,062	112	3,174
% of revenue	14.0%	27.8%	*	23.3%	*	24.1%
Selling, informational and administrative expenses	1,615	885	943	3,443	28	3,471
Research and development expenses	583	308	849	1,740	7	1,748
Amortization of intangible assets	24	7	—	31	930	961
Restructuring charges and certain acquisition-related costs	—	—	—	—	316	316
Other (income)/deductions––net	(292)	(34)	96	(230)	1,298	1,068
Income/(loss) from continuing operations before provision for taxes on income	$4,179	$3,198	$(2,276)	$5,101	$(2,691)	$2,410
See end of tables for notes (a) through (d).

	Six Months Ended July 3, 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$14,139	$12,013	$—	$26,152	$—	$26,152
Cost of sales	1,891	3,131	605	5,627	399	6,026
% of revenue	13.4%	26.1%	*	21.5%	*	23.0%
Selling, informational and administrative expenses	3,300	1,622	1,889	6,811	44	6,856
Research and development expenses	1,145	584	1,734	3,463	15	3,478
Amortization of intangible assets	48	13	—	61	1,905	1,966
Restructuring charges and certain acquisition-related costs	—	—	—	—	457	457
Other (income)/deductions––net	(528)	(194)	342	(380)	1,778	1,398
Income/(loss) from continuing operations before provision for taxes on income	$8,282	$6,857	$(4,570)	$10,569	$(4,598)	$5,971

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Second Quarter of 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(5)	197	192
Selling, informational and administrative expenses	—	—	942	3	944
Research and development expenses	580	187	202	(1)	968
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(9)	—	83	1	74
Loss from continuing operations before provision for taxes on income	$(571)	$(187)	$(1,222)	$(199)	$(2,179)

	Six Months Ended July 2, 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(31)	358	327
Selling, informational and administrative expenses	—	(1)	2,003	8	2,010
Research and development expenses	1,106	367	422	4	1,899
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(28)	—	173	48	193
Loss from continuing operations before provision for taxes on income	$(1,079)	$(366)	$(2,566)	$(418)	$(4,430)

	Second Quarter of 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	51	337	388
Selling, informational and administrative expenses	—	—	909	33	943
Research and development expenses	527	161	156	6	849
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(13)	—	173	(64)	96
Loss from continuing operations before provision for taxes on income	$(514)	$(161)	$(1,289)	$(312)	$(2,276)

	Six Months Ended July 3, 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	91	514	605
Selling, informational and administrative expenses	—	—	1,837	52	1,889
Research and development expenses	1,054	315	354	11	1,734
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(27)	—	399	(29)	342
Loss from continuing operations before provision for taxes on income	$(1,028)	$(315)	$(2,680)	$(548)	$(4,570)

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

(iii)
Corporate—the costs associated with Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments. Effective in the first quarter of 2017, Corporate also includes the costs associated with our Pfizer Medical organization (Medical), previously reported as part of Other Business Activities. Medical is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations. We have reclassified approximately $34 million and $61 million of Medical costs from Other Business Activities to Corporate in the second quarter and first six months of 2016, respectively, to conform to the current period presentation. We recognized a $26 million gain in the second quarter of 2017 and a $71 million gain in the first six months of 2017 as an offset to Cost of sales related to foreign currency forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales.

(iv)
Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production).

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
For information purposes only, for the first six months of 2017, we estimate that Other costs, as described above, for combined WRD and GPD costs of $1.4 billion, and combined Corporate and Other Unallocated costs of $2.6 billion after excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $470 million for the first six months of 2017 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $96 million for the first six months of 2017 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

	Six Months Ended July 2, 2017
		Estimated Other Costs Associated with IH(ii)
(MILLIONS OF DOLLARS)	Innovative Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Innovative Health with Estimated Other Costs Associated with Innovative Health Non-GAAP Adjusted(ii), (iii)
Revenues	$15,086	$—	$—	$15,086
Cost of sales	1,830	—	26	1,857
Selling, informational and administrative expenses	3,178	(1)	1,176	4,353
Research and development expenses	1,071	1,461	393	2,924
Amortization of intangible assets	50	—	—	50
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(359)	(28)	(73)	(459)
Income from continuing operations before provision for taxes on income	9,316	(1,432)	(1,521)	6,362

	Six Months Ended July 2, 2017
		Estimated Other Costs Associated with EH(ii)
(MILLIONS OF DOLLARS)	Essential Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Essential Health with Estimated Other Costs Associated with Essential Health Non-GAAP Adjusted(ii), (iii)
Revenues	$10,590	$—	$—	$10,590
Cost of sales	2,872	—	301	3,173
Selling, informational and administrative expenses	1,485	—	835	2,321
Research and development expenses	506	13	33	552
Amortization of intangible assets	26	—	—	26
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(93)	—	(80)	(173)
Income from continuing operations before provision for taxes on income	5,793	(13)	(1,089)	4,691

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

Second Quarter of 2017 vs. Second Quarter of 2016
Innovative Health Operating Segment
Revenues
IH Revenues increased $565 million, or 8%, to $7.7 billion, reflecting a 9% operational increase. Foreign exchange had an unfavorable impact of 1% on IH Revenues.

The following provides an analysis of the increase in IH Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the three months ended July 3, 2016	$7,105

Acquisition-related operational growth:
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	141

Other operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Xeljanz and Lyrica, both primarily in the U.S.	730
Lower revenues for Enbrel driven by declines in most developed Europe markets, primarily due to continued biosimilar competition	(133)
Global decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the unfavorable timing of government purchases for the pediatric indication and the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the prior-year quarter. International revenues increased primarily due to the favorable timing of government purchases in certain emerging markets for the pediatric indication.	(84)
Other operational factors, net	6
Operational growth, net	660

Unfavorable impact of foreign exchange	(95)
IH Revenues increase	565
IH Revenues, for the three months ended July 2, 2017	$7,671
Total IH revenues from emerging markets increased $149 million, or 16%, to $1.1 billion, reflecting an 18% operational increase. Foreign exchange had an unfavorable impact of 2% on total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 1.2 percentage points, primarily driven by a favorable change in product mix, including an increase in alliance revenue, which have no associated cost of sales, as well as the favorable impact of foreign exchange, partially offset by an increase in royalty expense.

•	The decrease in Cost of sales of 2% was primarily driven by the favorable impact of foreign exchange and favorable product mix, partially offset by an increase in royalty expense.

•
The increase in Selling, informational and administrative expenses of 3% was primarily driven by additional investment across several of our key products, primarily Eucrisa, Xeljanz, Xtandi and Ibrance. The increase was partially offset by lower spending for certain other products, primarily Prevnar 13/Prevenar 13, and the favorable impact of foreign exchange.

•
The decrease in Research and development expenses of 6% primarily reflects the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016, partially offset by increased costs associated with our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017, our oncology programs, primarily clinical trial spend on legacy Medivation assets, as well as an expense of approximately $28 million, representing IH’s portion of the $75 million expense resulting from our May 2017 agreement with Sangamo to develop and commercialize gene therapy programs for Hemophilia A.

•
The unfavorable change in Other (income)/deductions––net primarily reflects (i) a net decrease in royalty income of approximately $165 million, primarily due to lower royalty income for Enbrel of $157 million, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by the addition of $51 million in Xtandi royalty income, and (ii) an increase of $106 million in dividend income from our investment in ViiV.

Essential Health Operating Segment
Revenues
EH Revenues decreased $816 million, or 14%, to $5.2 billion, reflecting a 12% operational decrease, of which 5% operationally was due to the sale of HIS. Foreign exchange had an unfavorable impact of 2% on EH Revenues.
The following provides an analysis of the decrease in EH Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the three months ended July 3, 2016	$6,042

Disposition-related operational impact:
Financial results in the second quarter of 2017 do not reflect any contribution from HIS global operations, compared to the inclusion of three months of HIS global operations in the same period in 2016 (February 2017 sale)	(296)

Other operational growth/(decline):
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Vfend and Lyrica, both in developed Europe markets	(305)
Decline in the Legacy Established Products portfolio	(99)
Growth from Biosimilars, primarily driven by Inflectra in certain developed Europe markets and in the U.S.	47
Other operational factors, net	(56)
Operational decline, net	(709)

Unfavorable impact of foreign exchange	(107)
EH Revenues decrease	(816)
EH Revenues, for the three months ended July 2, 2017	$5,226
Total EH revenues in developed markets decreased $836 million, or 19%, to $3.5 billion, reflecting an 18% operational decline. The operational decline was driven primarily by operational declines from Peri-LOE Products, a 5% unfavorable impact of the sale of HIS and a decline in the Legacy Established Products portfolio, partially offset by operational growth from Biosimilars. Foreign exchange had an unfavorable impact of 1% on total EH revenues in developed markets.
Total EH revenues from emerging markets increased $20 million, or 1%, to $1.7 billion, reflecting 5% operational growth, primarily driven by operational growth from the Legacy Established Products portfolio and Sterile Injectable Pharmaceuticals portfolio, largely offset by the unfavorable impact of foreign exchange of 3%. Excluding HIS in both periods, EH revenues in emerging markets grew 6% operationally.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the second quarter of 2017 do not reflect HIS global operations, while operating results for EH for the second quarter of 2016 reflect three months of HIS global operations.

•
Cost of sales as a percentage of Revenues decreased 0.6 percentage points primarily due to the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products, and the favorable impact of foreign exchange, partially offset by cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy, and the impact of product losses of exclusivity.

•
The decrease in Cost of sales of 15% was primarily due to the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products, and the favorable impact of foreign exchange, partially offset by cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy.

•
Selling, informational and administrative expenses decreased 12%, primarily due to lower advertising, promotional, field force and certain other expenses related to disputes in the ordinary course of business, as well as the favorable impact of the sale of HIS, partially offset by increased spending for biosimilars, primarily related to the U.S. launch of Inflectra.

•	Research and development expenses decreased 17%, primarily due to the close-out of certain post-marketing clinical trials and the favorable impact of the sale of HIS.

First Six Months of 2017 vs. First Six Months of 2016
Innovative Health Operating Segment
Revenues
IH Revenues increased $947 million, or 7%, to $15.1 billion, reflecting an 8% operational increase. Foreign exchange had an unfavorable impact of 1% on IH Revenues.
The following provides an analysis of the increase in IH Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the six months ended July 3, 2016	$14,139

Acquisition-related operational growth:
Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	272

Other operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Lyrica and Xeljanz, both primarily in the U.S.	1,351
Lower revenues for Enbrel driven by declines in most developed Europe markets, primarily due to continued biosimilar competition	(265)
Global decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the prior-year period and the unfavorable timing of government purchases for the pediatric indication. International revenues increased primarily due to the favorable timing of government purchases in certain emerging markets for the pediatric indication.	(197)
Decline in Viagra revenues primarily in the U.S.	(95)
Other operational factors, net	18
Operational growth, net	1,084

Unfavorable impact of foreign exchange	(137)
IH Revenues increase	947
IH Revenues, for the six months ended July 2, 2017	$15,086
Total IH revenues from emerging markets increased $210 million, or 12%, to $2.0 billion, reflecting a 13% operational increase. Foreign exchange had an unfavorable impact of 1% on Total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 1.2 percentage points driven by a favorable change in product mix, including an increase in alliance revenue, which have no associated cost of sales, as well as the favorable impact of foreign exchange, partially offset by an increase in royalty expense.

•	The decrease in Cost of sales of 3% was primarily driven by favorable product mix and favorable foreign exchange, partially offset by an increase in royalty expense.

•
The decrease in Selling, informational and administrative expenses of 4% was primarily driven by the non-recurrence of an allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor that was recorded in the first quarter of 2016, lower spending for certain products, primarily Prevnar 13/Prevenar 13, and favorable foreign exchange, partially offset by additional investment across several of our key products, primarily Eucrisa, Xeljanz, Xtandi and Ibrance.

•
The decrease in Research and development expenses of 6% primarily reflects the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016, partially offset by increased costs associated with our oncology programs, including clinical trial spend on legacy Medivation assets, our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017, as well as an expense of $28 million, representing IH’s portion of the $75 million expense resulting from our May 2017 agreement with Sangamo to develop and commercialize gene therapy programs for Hemophilia A.

•
The unfavorable change in Other (income)/deductions––net primarily reflects (i) a net decrease in royalty income of approximately $259 million, primarily due to lower royalty income for Enbrel of $275 million, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by the addition of $87 million of Xtandi royalty income, and (ii) an increase of $150 million in dividend income from our investment in ViiV.

Essential Health Operating Segment
Revenues
EH Revenues decreased $1.4 billion, or 12%, to $10.6 billion, reflecting a 10% operational decrease, of which 4% operationally was due to the sale of HIS. Foreign exchange had an unfavorable impact of 2% on EH Revenues.
The following provides an analysis of the decrease in EH Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the six months ended July 3, 2016	$12,013

Disposition-related operational impact:
Approximately one month of HIS domestic operations and approximately two months of HIS international operations in the first six months of 2017, compared to six months of HIS global operations in the same period in 2016 (February 2017 sale)	(503)

Other operational growth/(decline):
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Lyrica and Vfend, both in developed Europe markets	(559)
Decline in the Legacy Established Products portfolio	(252)
Growth from Biosimilars, primarily driven by Inflectra in certain developed Europe markets and in the U.S.	88
Other operational factors, net	(17)
Operational decline, net	(1,243)

Unfavorable impact of foreign exchange	(181)
EH Revenues decrease	(1,424)
EH Revenues, for the six months ended July 2, 2017	$10,590
Total EH revenues in developed markets decreased $1.5 billion, or 17%, to $7.2 billion, reflecting a 16% operational decline. The operational decline was driven primarily by operational declines from Peri-LOE Products, a 5% unfavorable impact of the sale of HIS and a decline in the Legacy Established Products portfolio, partially offset by operational growth from Biosimilars. Foreign exchange had a 1% unfavorable impact on total EH revenues in developed markets.
Total EH revenues from emerging markets increased $44 million, or 1%, to $3.4 billion, reflecting 5% operational growth, primarily driven by operational growth from the Sterile Injectable Pharmaceuticals portfolio and the Legacy Established Products portfolio, largely offset by the unfavorable impact of foreign exchange of 4%. Excluding HIS in both periods, EH revenues in emerging markets grew 6% operationally.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the first six months of 2017 include approximately one month of HIS domestic operations and approximately two months of HIS international operations, while operating results for EH for the first six months of 2016 reflect six months of HIS global operations.

•
Cost of sales as a percentage of Revenues increased 1.1 percentage points, primarily due to cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy, and the impact of product losses of exclusivity, partially offset by the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products, and the favorable impact of foreign exchange.

•
The decrease in Cost of sales of 8% primarily reflects the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products, and the favorable impact of foreign exchange, partially offset by cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy.

•
Selling, informational and administrative expenses decreased 8%, primarily due to lower advertising, promotional, field force and certain other expenses related to disputes in the ordinary course of business, as well as the favorable impact of the sale of HIS and the favorable impact of foreign exchange, partially offset by increased spending for biosimilars, primarily related to the U.S. launch of Inflectra.

•	Research and development expenses decreased 13%, primarily due to the close-out of certain post-marketing clinical trials and the favorable impact of the sale of HIS.

•
The unfavorable change in Other (income)/deductions––net primarily reflects the non-recurrence of a resolution of a contract disagreement in the first quarter of 2016, partially offset by a gain on the redemption of an acquired bond and the favorable impact of foreign exchange.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2017 reflect the following:

•
For Foreign currency translation adjustments, net, for the second quarter of 2017, primarily reflects the weakening of the U.S. dollar against the euro and British pound, partially offset by the strengthening of the U.S. dollar against the Australian dollar; for the first six months of 2017, primarily reflects the weakening of the U.S. dollar against the euro, British pound and the Swedish krona. For the second quarter and first six months of 2017, also includes the reclassification of amounts related to the agreement to sell our 40% ownership investment in Teuto. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains on available-for-sale securities, net, reflect the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, for the second quarter and first six months of 2017, primarily reflects (i) the remeasurement gain due to the settlement of the Hospira U.S. qualified defined benefit plan; (ii) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income; and (iii) the unfavorable impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

The changes in our asset and liability accounts as of July 2, 2017, compared to December 31, 2016, generally reflect, among other things, the impact of assets acquired and liabilities assumed as part of the acquisition of AstraZeneca’s small molecule anti-infectives business, measurement period adjustments related to the acquisitions of Medivation and Anacor and fluctuations in foreign currency exchange rates. The following explanations exclude the impact of the acquisition of AstraZeneca’s small molecule anti-infectives business, measurement period adjustments related to the acquisitions of Medivation and Anacor, as well as the sale of HIS to ICU Medical (see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments and Note 9. Identifiable Intangible Assets and Goodwill for additional information) and foreign exchange.

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change primarily reflects the build of inventory primarily for and in advance of new product launches and to meet targeted levels for certain products, partially offset by inventory reductions in the normal course of business.

•
For Other current assets, the change reflects a decrease in receivables associated with our derivative financial instruments, a decrease in receivables from royalty agreements as a result of contract terminations, as well as the timing of receipts and payments in the normal course of business.

•	For PP&E, the change reflects depreciation during the period, partially offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period, partially offset by intangible assets recorded in connection with the EU approval of Besponsa. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7E. Financial Instruments: Other Noncurrent Liabilities.

•	For Other noncurrent assets, the change reflects net increases in the normal course of business, partially offset by a decrease in receivables associated with our derivative financial instruments.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business, including the impact of efforts to improve working capital efficiencies.

•
For Accrued compensation and related items, the decrease reflects normal bonus payments made to employees and a reduction related to the termination of a Hospira U.S. qualified defined benefit pension plan, partially offset by current year’s accruals. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Other Postretirement Benefit Plans.

•	For Other current liabilities, the change reflects a decrease in liabilities associated with:

◦	payment for consideration transferred for Medivation;

◦	payments for restructuring activities, liabilities related to the closeout of bococizumab clinical studies and product liability claims;

◦	a decrease in liabilities associated with our derivative financial instruments; and

◦	the timing of payments for accrued interest,
partially offset by:

◦
an accrual for net funds due to ICU Medical for net economic benefit payments (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)); and

◦	the impact of timing of payments in the normal course of business.

•	For Pension benefit obligations, net, the decrease primarily reflects the $1.0 billion voluntary pension contribution in January 2017 and payments to plan participants.

•	For Other noncurrent liabilities, the change reflects a reduction from:

◦
the reversal of a contingent liability as a result of exiting our investment in Teuto (see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Equity Method Investments);

◦	a decrease in liabilities associated with our derivative financial instruments; and

◦	an increase in reclassification of short-term liabilities and accruals in the normal course of business, partially offset by:

◦
an increase to record an obligation in connection with the EU approval of Besponsa (see Notes to Condensed Consolidated Financial Statements—Note 7E. Financial Instruments: Other Noncurrent Liabilities); and

◦
an increase in deferred revenue from a milestone payment received from Merck for the ertugliflozin collaboration agreement (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Collaboration Arrangement).

•
For Treasury stock, the change reflects $5 billion paid to Citibank in February 2017 pursuant to the terms of an accelerated share repurchase agreement. See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	July 2, 2017	July 3, 2016	% Change
Cash provided by/(used in):
Operating activities(a)	$4,841	$5,414	(11)
Investing activities	3,034	(323)	*
Financing activities(a)	(7,922)	(5,253)	51
Effect of exchange-rate changes on cash and cash equivalents	37	(68)	*
Net decrease in Cash and cash equivalents	$(10)	$(230)	(96)

*	Calculation not meaningful.

(a)
Amounts for the six months ended July 3, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, that requires that cash flows present (i) excess tax benefits as Other tax accounts, net as part of operating activities, rather than financing activities on a prospective basis beginning in the year of adoption, and (ii) cash paid by us when directly withholding shares for tax-withholding purposes as a cash outflow from financing activities, rather than operating activities and is reflected in the year of adoption. The year-to-date excess tax benefit was $51 million in the first six months of 2016. For cash paid by us for withholding purposes, $133 million for the first six months of 2016 is presented as financing activities in the condensed consolidated statement of cash flows (see Notes to Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards).

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

Operating Activities

Our net cash provided by operating activities was $4.8 billion in the first six months of 2017, compared to $5.4 billion in the same period in 2016. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, as well as an increase in our net income after adjustments for the non-cash changes.
In the first six months of 2017, the line item Other adjustments, net primarily reflects, among other items, the decrease in the provision for bad debt expense, an increase in dividends from equity-method investments reclassified to investing activities in 2017 and an increase in net gains on sales of PP&E.
In the first six months of 2017 and 2016, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and noncurrent liabilities. For the first six months of 2016, this line item also includes the adjustments necessary to reflect the payments of certain legal claims accrued in prior periods, including for Protonix-related matters. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.
For additional information about changes in other assets and liabilities account balances, see also “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.
Investing Activities
Our net cash provided by investing activities was $3.0 billion in the first six months of 2017, compared to net cash used in investing activities of $323 million in the same period in 2016. The change in net cash provided by investing activities was primarily attributable to:

•
a decrease in cash used for acquisitions—cash paid of $1.0 billion, net of cash acquired, primarily for the acquisition of AstraZeneca’s small molecule anti-infectives business in 2017 and substantially all of the remaining consideration for the Medivation acquisition, compared to cash paid of $4.5 billion, net of cash acquired, for the acquisition of Anacor in 2016 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Acquisitions); and

•	an increase in Other investing activities, net, including dividends received from equity-method investments, partially offset by:

•	less net proceeds generated from the sale of investments of $638 million in 2017 for cash needs.
Financing Activities
Our net cash used in financing activities was $7.9 billion in first six months of 2017, compared to $5.3 billion in the same period in 2016. The change in net cash used in financing activities was primarily attributable to:

•	$2.2 billion less proceeds raised from net short-term borrowings in the first six months of 2017, compared to the first six months of 2016, partially offset by:

•
the issuance of long-term debt of $5.3 billion in the first six months of 2017, compared to $5.0 billion in the same period in 2016 (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt).

Supplemental Schedule of Non-Cash Investing and Financing Information
For further details on supplemental cash flow information, see Condensed Consolidated Statements of Cash Flows.
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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	July 2, 2017	December 31, 2016
Selected financial assets:
Cash and cash equivalents(a)	$2,585	$2,595
Short-term investments(a)	11,748	15,255
Long-term investments(a)	7,008	7,116
	21,340	24,967
Debt:
Short-term borrowings, including current portion of long-term debt	9,514	10,688
Long-term debt	34,191	31,398
	43,705	42,085
Selected net financial liabilities(b)	$(22,364)	$(17,118)

Working capital(c)	$9,203	$7,834
Ratio of current assets to current liabilities	1.34:1	1.25:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$9.82	$9.81

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities is primarily driven by (i) our decrease in short-term investments, the proceeds of which were used for various cash needs and (ii) the net increase in long-term debt. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. Both Moody’s and S&P rating agencies maintained our strong investment-grade corporate debt rating subsequent to the acquisitions of Medivation and Anacor. For additional information, see the “Credit Ratings” section of this MD&A.

(c)
The increase in working capital is primarily due to the timing of accruals, cash receipts and payments in the ordinary course of business, an increase in inventory related to new products, and a decline in short-term borrowings, partially offset by a decline in short-term investments used for various cash needs.

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we received delayed payments for 2016 revenues from the Greek government; the vast majority of Greece government receivables pertain to 2017 revenues. Also, the Greek government restructured its debt to other third parties in the third quarter of 2016. We determined our allowance for doubtful accounts to reflect these events, and have $29 million in net receivables from the Greek government as of July 2, 2017. Reported revenues from all customers in Greece for the six months ended July 2, 2017 were $121 million.

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

As of July 2, 2017, we had about $506 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $65 million, were as follows: $45 million in Italy; $14 million in Portugal; $3 million in Greece; and $3 million in Spain.

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
Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 2, 2017, we had access to $7.7 billion of lines of credit, of which $665 million expire within one year. Of these lines of credit, $7.7 billion were unused, of which our lenders have committed to loan us $7.0 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2021, may be used to support our commercial paper borrowings.

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

Global Economic Conditions––U.K.
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In January 2017, the U.K. Prime Minister announced a 12-point plan of negotiating objectives and confirmed that the U.K. government will not seek continued membership in the EU single market. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process is expected to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU.

We generated approximately 2% of our worldwide revenues from the U.K. in the first six months of 2017. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These are the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of August 2017); and, after the international quarter end, there was a change in the Venezuelan government foreign exchange system resulting in the SIMADI rate of 2,970 (as of August 2017). Effective in March 2016, the CENCOEX rate was replaced by the DIPRO rate of 10 (as of February 2017); the SICAD rate ceased to be offered; and the SIMADI rate was planned to be replaced by the DICOM rate, but the DICOM rate is not published. The Venezuelan government continues to publish the SIMADI rate, which is commonly referred to as the DICOM rate, and that rate has grown from 206 in March 2016 to about 2,970 (as of August 2017). Based on conditions in Venezuela, we resolved that our Venezuelan bolivar-denominated net monetary assets that are subject to revaluation are no longer expected to be substantially settled at the Venezuelan government CENCOEX official rate of 6.3 or the DIPRO official rate of 10, but at a rate of 500 at the end of the second quarter and third quarter of 2016, and 670 at the end of the fourth quarter of 2016 and at the end of the first and second quarter of 2017.

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
On July 11, 2016, the Venezuelan government administration announced a new program under a State of Emergency decree that is intended to control the use of raw materials, production and distribution of products, specifically for medicines and foods. It is uncertain how this program will be applied to Pfizer in Venezuela. We continue to operate under adverse conditions in Venezuela and have $17 million of net monetary assets and $44 million of non-monetary assets, excluding inventory carried at lower of cost or market, in Venezuela at May 28, 2017, our international quarter-end.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 2, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced accelerated share repurchase agreements:
	Three Months Ended		Six Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	July 2, 2017(a)	July 3, 2016(b)	July 2, 2017(a)	July 3, 2016(b)
Shares of common stock purchased	24	18	150	154
Cost of purchase	$—	$—	$5.0	$5.0

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

At July 2, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

Dividends on Common Stock

In June 2017, our Board of Directors declared a dividend of $0.32 per share, payable on September 1, 2017, to shareholders of record at the close of business on August 4, 2017.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of July 2, 2017

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
January 1, 2018.
We have made substantial progress in completing our review of the impact of this guidance across our various business arrangements and revenue-related activities, and do not expect the adoption of this standard to have a material impact on our financial statements and revenue recognition practices, or our internal controls. We expect that milestone payments received in our collaboration agreements, which are recorded in Other (income)/deductions––net, and currently amortized over the life of the agreement, will, for many arrangements, be amortized over the development period. We are reviewing our disclosures for revenue recognition and do not anticipate significant changes will be needed to conform with the disclosure requirements of the new guidance. We continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions. In addition, we continue to monitor other changes, such as changes in our business, new collaboration arrangements, business combinations, etc., which may impact our current conclusions prior to the adoption date.

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
January 1, 2018.
We have substantially completed our review and will continue to assess events which may occur prior to adoption. As of July 2, 2017, we have $488 million in available-for-sale equity securities and approximately $694 million of restricted stock and private equity securities which will be subject to the new rules. Further, for the six months ended July 2, 2017, we recognized $170 million of unrealized holding gains on available-for-sale equity securities in Other comprehensive income, which would have been recorded to Other (income)/deductions––net under the new rules. We expect the adoption of this new accounting standard may increase the volatility of our income in future periods due to changes in the fair value of equity investments. The impact of adoption will be recorded as a cumulative effect adjustment to Retained earnings.

In August 2016, the FASB issued new guidance on the classification of certain transactions in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted.
We have substantially completed our review and will continue to assess events which may occur prior to adoption. Upon adoption, we expect to reclassify approximately $362 million of cash outflows related to debt redemption in 2016 from operating activities to financing activities. We also expect to reclassify approximately $32 million of cash inflows from trust-owned life insurance contracts in 2016 from operating activities to investing activities. Cash outflows from trust-owned life insurance contracts represent benefit payments and are classified as operating activities. In addition, the new guidance may impact the classification of certain cash flows related to contingent consideration in a business acquisition, depending on the ultimate settlement amount of the contingency.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In October 2016, the FASB issued new guidance on the presentation of restricted cash in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, our restricted cash balances as of the end of 2016 were approximately $18.1 million of short-term restricted cash and $45.3 million of long-term restricted cash. Our restricted cash balances as of July 2, 2017 were approximately $0.4 million of short-term restricted cash and $51.5 million of long-term restricted cash.

In October 2016, the FASB issued an update to its guidance on income tax accounting. The new guidance replaces the prohibition against recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party with a requirement to do so, unless the asset transferred is inventory.
January 1, 2018.
Our analysis of the standard indicates that our estimate of the impact to our consolidated financial statements, using current assumptions, is not material. However, while we currently do not have any specific plans, we cannot predict intercompany asset transfers other than inventory that may occur in the future, as they are dependent on economic and operational factors that may change over time. For example, an acquisition might cause us to realign legal entities and to transfer assets between entities as we integrate an acquired company into Pfizer. We anticipate that after adoption, our effective tax rate could be impacted by the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. The impact of adoption will be recorded as a cumulative effect adjustment to Retained earnings.

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
January 1, 2018. Earlier application is permitted.
We have made substantial progress in completing our review of this guidance. The new accounting standard is applicable on a prospective basis upon adoption and therefore has no impact on completed transactions. We expect that subsequent to our anticipated adoption date of January 1, 2018, fewer transactions will be accounted for as business acquisitions (decreasing the amount of goodwill incurred and potentially increasing IPR&D expense) or disposals of a business. We will continue to monitor for changes in our business, and business combination or other transactions which might close after adoption and be impacted by these new standards.

In February 2017, the FASB issued amended guidance related to the derecognition of nonfinancial assets.	January 1, 2018. Earlier application is permitted.	We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, we are not expecting a material impact on existing transactions.
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
January 1, 2018.
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements, although we anticipate that after adoption, the net benefit costs other than service costs will be reclassified to Other (income)/deductions—net from their current classification within Cost of sales, Selling, informational and administrative expenses, and Research and development expenses. Effective January 1, 2018, future accruals under the Pfizer Consolidated Pension Plan (our largest U.S. defined benefit plan), will freeze, and the Pfizer defined contribution savings plan will provide additional annual contributions to those previously accruing benefits under the Pfizer Consolidated Pension Plan. This change will result in elimination of future service costs for the plan.

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
We have not yet completed our review of the impact of this new guidance on our consolidated financial statements. However, any impact will be dependent upon whether we make any future modifications of share-based payment awards, and we have no plans to modify share-based payment awards at this time.

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
January 1, 2019. Earlier application is permitted.
We have not yet completed our review of the impact of this guidance. However, we anticipate recognition of at least $2 billion of additional assets and corresponding liabilities on our balance sheet. We are currently assessing the potential impact of embedded leases on our consolidated financial statements, given our manufacturing outsourcing and other agreements. In connection with this guidance we will need to design new processes and technological solutions to provide the appropriate financial accounting and disclosure data.

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
In July 2017, the FASB issued new guidance on accounting for certain financial instruments with characteristics of liabilities and equity, and accounting for certain financial instruments with down round features (a feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument).
	January 1, 2019. Earlier application is permitted.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, approvals, performance and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2017” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions, the anticipated product performance set forth in “Revenues and Product Developments—Revenues—Selected Product Discussion" of this MD&A and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2017 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the success of external business-development activities, including the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all or to realize the anticipated benefits of such transactions;

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

•
risks and uncertainties related to our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for Xtandi and expand Xtandi into the non-metastatic castration-resistant prostate cancer setting; significant transaction costs; and unknown liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2017:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(a), (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 3, 2017 through April 30, 2017	19,093	$34.08	—	$6,355,862,076
May 1, 2017 through May 28 2017	24,055,296	$33.31	24,047,727	$6,355,862,076
May 29, 2017 through July 2, 2017	46,290	$32.23	—	$6,355,862,076
Total	24,120,679	$33.31	24,047,727

(a)
Our October 2014 $11 billion share-purchase plan was exhausted in the first quarter of 2017. In December 2015, the Board of Directors authorized an $11 billion share repurchase program, and share repurchases commenced thereunder in the first quarter of 2017. On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on February 6, 2017, we paid $5 billion to Citibank and received an initial delivery of approximately 126 million shares of our common stock from Citibank at a price of $31.73 per share, which represented, based on the closing price of our common stock on the NYSE on February 2, 2017, approximately 80% of the notional amount of the accelerated share repurchase agreement. On May 16, 2017, the accelerated share repurchase agreement with Citibank was completed, which, per the terms of the agreement, resulted in Citibank owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 24 million shares of our common stock from Citibank on May 19, 2017. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $33.31 per share. The common stock received is included in Treasury Stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. At July 2, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

(b)
In addition to the amounts purchased under the accelerated share repurchase agreement, these columns reflect the following transactions during the second fiscal quarter of 2017: (i) the surrender to Pfizer of 66,444 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the surrender to Pfizer of 366 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; (iii) the surrender of 25 shares of common stock to satisfy withholding obligations in connection with the settlement of total shareholder return units; (iv) the open market purchase by the trustee of 5,805 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (v) the surrender to Pfizer of 312 shares of common stock to satisfy tax withholding obligations in connection with the vesting of stock options issued to employees.

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

Pfizer Inc.
(Registrant)

Dated:	August 10, 2017	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)