Form 10-Q
period 2017-10-01
PFIZER INC
filed 2017-11-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

At November 6, 2017, 5,960,707,317 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2016 Financial Report	Financial Report for the fiscal year ended December 31, 2016, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
AAV	Adeno-Associated Virus
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Allergan	Allergan plc
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Anacor	Anacor Pharmaceuticals, Inc.
Astellas	Astellas Pharma U.S., Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Avillion	Avillion LLP
Bamboo	Bamboo Therapeutics, Inc.
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
Cellectis	Cellectis SA
Citibank	Citibank N.A.
cGMPs	current Good Manufacturing Practices
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, Eastern Europe, Central Europe, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development
HER2-	human epidermal growth factor receptor 2-negative
HIS	Hospira Infusion Systems
Hisun	Zhejiang Hisun Pharmaceuticals Co., Ltd.
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
InnoPharma	InnoPharma, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
King	King Pharmaceuticals, Inc.
LDL	low density lipoprotein

LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCO	Managed Care Organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation, Inc.
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NovaQuest	NovaQuest Co-Investment Fund V, L.P.
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	Pharmacy Benefit Manager
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2017
RCC	renal cell carcinoma
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SFJ	SFJ Pharmaceuticals Group
SIP	Sterile Injectable Pharmaceuticals
S&P	Standard and Poor’s
Teuto	Laboratório Teuto Brasileiro S.A.
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
WRD	Worldwide Research and Development
Zoetis	Zoetis Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues	$13,168	$13,045	$38,843	$39,196
Costs and expenses:
Cost of sales(a)	2,847	3,085	7,980	9,111
Selling, informational and administrative expenses(a)	3,500	3,559	10,233	10,414
Research and development expenses(a)	1,859	1,881	5,346	5,360
Amortization of intangible assets	1,177	968	3,571	2,934
Restructuring charges and certain acquisition-related costs	149	531	377	988
Other (income)/deductions––net	51	1,417	(16)	2,815
Income from continuing operations before provision for taxes on income	3,585	1,604	11,351	7,575
Provision for taxes on income(b)	727	249	2,287	1,109
Income from continuing operations(b)	2,858	1,355	9,064	6,465
Discontinued operations––net of tax	—	—	1	—
Net income before allocation to noncontrolling interests(b)	2,858	1,355	9,066	6,465
Less: Net income attributable to noncontrolling interests	18	—	32	25
Net income attributable to Pfizer Inc.(b)	$2,840	$1,355	$9,034	$6,440

Earnings per common share––basic(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.48	$0.22	$1.51	$1.06
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.48	$0.22	$1.51	$1.06

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.47	$0.22	$1.49	$1.04
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.47	$0.22	$1.49	$1.04

Weighted-average shares––basic	5,951	6,066	5,972	6,095
Weighted-average shares––diluted(b)	6,041	6,150	6,057	6,175
Cash dividends paid per common share	$0.32	$0.30	$0.96	$0.90

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

(b)
Amounts for the three and nine months ended October 2, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards.

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income before allocation to noncontrolling interests	$2,858	$1,355	$9,066	$6,465

Foreign currency translation adjustments, net	878	417	1,352	998
Reclassification adjustments(a)	(3)	—	110	—
	875	417	1,461	998
Unrealized holding losses on derivative financial instruments, net	(50)	(126)	(149)	(970)
Reclassification adjustments for realized (gains)/losses(b)	56	150	(393)	280
	6	24	(542)	(690)
Unrealized holding gains on available-for-sale securities, net	384	261	698	740
Reclassification adjustments for realized gains(b)	(278)	(112)	(181)	(129)
	106	149	518	611
Benefit plans: actuarial losses, net	(103)	(82)	(41)	(101)
Reclassification adjustments related to amortization(c)	140	140	448	418
Reclassification adjustments related to settlements, net(c)	38	28	89	76
Other	(76)	69	(111)	51
	(1)	155	384	444
Benefit plans: prior service (costs)/credits and other, net	—	95	(2)	182
Reclassification adjustments related to amortization(c)	(46)	(45)	(138)	(127)
Reclassification adjustments related to curtailments, net(c)	(3)	(8)	(14)	(14)
Other	1	6	2	12
	(48)	48	(151)	54
Other comprehensive income, before tax	938	793	1,669	1,417
Tax provision/(benefit) on other comprehensive income(d)	(80)	116	(218)	111
Other comprehensive income before allocation to noncontrolling interests	$1,018	$677	$1,888	$1,306

Comprehensive income before allocation to noncontrolling interests	$3,876	$2,031	$10,953	$7,771
Less: Comprehensive income attributable to noncontrolling interests	19	—	48	24
Comprehensive income attributable to Pfizer Inc.	$3,857	$2,032	$10,906	$7,747

(a)
The foreign currency translation adjustments reclassified into Other (income)/deductions—net in the condensed consolidated statements of income primarily result from sale of our 40% ownership investment in Teuto. See Note 2D. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

(b)
Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. For additional information on amounts reclassified into Cost of sales, see Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

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
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	October 1, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$2,779	$2,595
Short-term investments	14,146	15,255
Trade accounts receivable, less allowance for doubtful accounts: 2017—$590; 2016—$609	10,002	8,225
Inventories	7,925	6,783
Current tax assets	3,263	3,041
Other current assets	2,158	2,249
Assets held for sale	16	801
Total current assets	40,291	38,949
Long-term investments	7,311	7,116
Property, plant and equipment, less accumulated depreciation: 2017—$15,906; 2016—$14,807	13,505	13,318
Identifiable intangible assets, less accumulated amortization	49,721	52,648
Goodwill	56,078	54,449
Noncurrent deferred tax assets and other noncurrent tax assets	1,858	1,812
Other noncurrent assets	3,388	3,323
Total assets	$172,151	$171,615

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2017—$3,072; 2016—$4,225	$9,448	$10,688
Trade accounts payable	3,480	4,536
Dividends payable	1,909	1,944
Income taxes payable	1,003	437
Accrued compensation and related items	1,932	2,487
Other current liabilities	10,446	11,023
Total current liabilities	28,217	31,115

Long-term debt	34,503	31,398
Pension benefit obligations, net	5,531	6,406
Postretirement benefit obligations, net	1,687	1,766
Noncurrent deferred tax liabilities	30,411	30,753
Other taxes payable	4,304	4,000
Other noncurrent liabilities	6,388	6,337
Total liabilities	111,041	111,776

Commitments and Contingencies

Preferred stock	22	24
Common stock	463	461
Additional paid-in capital	83,827	82,685
Treasury stock	(89,421)	(84,364)
Retained earnings	75,043	71,774
Accumulated other comprehensive loss	(9,164)	(11,036)
Total Pfizer Inc. shareholders’ equity	60,770	59,544
Equity attributable to noncontrolling interests	340	296
Total equity	61,110	59,840
Total liabilities and equity	$172,151	$171,615
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016
Operating Activities
Net income before allocation to noncontrolling interests(a)	$9,066	$6,465
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,695	4,208
Asset write-offs and impairments	326	1,146
Loss on sale of HIS net assets	52	1,422
Deferred taxes from continuing operations	241	(1,335)
Share-based compensation expense	595	532
Benefit plan contributions in excess of expense	(1,042)	(775)
Other adjustments, net	(561)	68
Other changes in assets and liabilities, net of acquisitions and divestitures(a)	(3,644)	(1,582)
Net cash provided by operating activities(a)	9,728	10,151

Investing Activities
Purchases of property, plant and equipment	(1,256)	(1,134)
Purchases of short-term investments	(6,469)	(15,170)
Proceeds from redemptions/sales of short-term investments	5,783	20,685
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	2,758	6,485
Purchases of long-term investments	(2,526)	(4,771)
Proceeds from redemptions/sales of long-term investments	2,417	6,915
Acquisitions of businesses, net of cash acquired	(1,000)	(17,679)
Acquisitions of intangible assets	(188)	(96)
Other investing activities, net	519	60
Net cash provided by/(used in) investing activities	38	(4,704)

Financing Activities
Proceeds from short-term borrowings	7,003	6,397
Principal payments on short-term borrowings	(7,691)	(3,321)
Net proceeds from/(payments on) short-term borrowings with original maturities of three months or less	555	(963)
Proceeds from issuance of long-term debt	5,273	5,031
Principal payments on long-term debt	(4,474)	(4,317)
Purchases of common stock	(5,000)	(5,000)
Cash dividends paid	(5,750)	(5,496)
Proceeds from exercise of stock options	656	946
Other financing activities, net(a)	(223)	(192)
Net cash used in financing activities(a)	(9,650)	(6,915)
Effect of exchange-rate changes on cash and cash equivalents	67	(79)
Net increase/(decrease) in cash and cash equivalents	184	(1,547)
Cash and cash equivalents, beginning	2,595	3,641
Cash and cash equivalents, end	$2,779	$2,094

Supplemental Cash Flow Information
Non-cash transactions:
Receipt of ICU Medical common stock(b)	$428	$—
Promissory note from ICU Medical(b)	75	—
Cash paid (received) during the period for:
Income taxes	$1,424	$1,430
Interest	1,101	1,177
Interest rate hedges	(183)	(356)

(a)
Amounts for the three and nine months ended October 2, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

(b)
In connection with the sale of HIS net assets to ICU Medical, on February 3, 2017, Pfizer received 3.2 million newly issued shares of ICU Medical common stock initially valued at $428 million and a promissory note in the amount of $75 million. For additional information, see Note 2B. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Sale of Hospira Infusion Systems Net Assets.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 27, 2017 and August 28, 2016. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended October 1, 2017 and October 2, 2016.

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

Our recent significant business development activities include:

•
On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the third quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the third quarter of 2016 reflect three months of HIS global operations. Our financial results, and EH’s operating results, for the first nine months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while our financial results, and EH’s operating results, for the first nine months of 2016 reflect nine months of HIS global operations. Assets and liabilities associated with HIS are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the third quarter and first nine months of 2017 reflect approximately three months and eight months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca.

•
On September 28, 2016, we acquired Medivation for $81.50 per share. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation. Therefore, Medivation operations are reflected in our financial results, IH’s operating results, and cash flows for the third quarter and first nine months of 2017. In accordance with our domestic and international reporting periods, our consolidated financial statements for the third quarter and first nine months of 2016 reflect three business days of Medivation operations, which were immaterial.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
On June 24, 2016, we acquired Anacor for $99.25 per share. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor. Therefore, Anacor operations are reflected in our financial results, IH’s operating results, and cash flows for the third quarter and first nine months of 2017. In accordance with our domestic and international reporting periods, our consolidated financial statements for the third quarter and first nine months of 2016 reflect approximately three months of Anacor operations.

For additional information, see Note 2 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments in Pfizer’s 2016 Financial Report.
B. Adoption of New Accounting Standards
In the fourth quarter of 2016, we adopted a new accounting standard for certain elements of the accounting for share-based payments as of January 1, 2016. Specifically, the new standard requires excess tax benefits or deficiencies (including tax benefits of dividend equivalents) of share-based compensation to be recognized as a component of the Provision for taxes on income, whereas excess tax benefits or deficiencies previously were recognized in Additional paid-in capital. The net tax benefit for the Company was $35 million for the third quarter of 2016 and $85 million for the first nine months of 2016. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit.
Another element of the new accounting standard requires that we now present excess tax benefits as operating activities in our consolidated statement of cash flows. We elected to adopt this presentation on a prospective basis as of January 1, 2016. Additionally, cash paid by us when directly withholding shares for tax-withholding purposes is now a cash outflow from financing activities. This reclassification was required to be adopted retrospectively. As a result, $87 million of cash outflows for the first nine months of 2016 was reclassified from operating activities to financing activities in the condensed consolidated statement of cash flows. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards included in our 2016 Financial Report.

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
Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments

A. Acquisitions
AstraZeneca’s Small Molecule Anti-Infectives Business (EH)
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, we made an upfront payment of approximately $552 million to AstraZeneca upon the close of the transaction and an additional $3 million payment for a contractual purchase price adjustment in the second quarter of 2017. We also made a $50 million milestone payment in the second quarter of 2017, we expect to make an additional milestone payment of $125 million in our first fiscal quarter of 2018 and we will make a deferred payment of $175 million to AstraZeneca in January 2019. In addition, AstraZeneca may be eligible to receive an additional milestone payment of $75 million if the related milestone is achieved prior to December 31, 2021, and up to $600 million if sales of Zavicefta™ exceed certain thresholds prior to January 1, 2026, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets for a period ending on the later of ten years from first commercial sale or the loss of patent protection or loss of regulatory exclusivity. The total royalty payments are unlimited during the royalty term and the undiscounted payments are expected to be in the range of approximately $250 million to $425 million. The total fair value

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of consideration transferred for AstraZeneca’s small molecule anti-infectives business was approximately $1,045 million, which includes $555 million in cash, plus the fair value of contingent consideration of $490 million (which is composed of the deferred payment, the $50 million milestone payment made in the second quarter of 2017 and the future expected milestone and royalty payments). In connection with this acquisition, we provisionally recorded $879 million in Identifiable intangible assets, primarily consisting of $660 million in Developed technology rights and $219 million in IPR&D. We also recorded $92 million in Other current assets related to the economic value of inventory which was retained by AstraZeneca for sale on our behalf, $92 million in Goodwill and $17 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets and the liabilities assumed has not yet been finalized.
Medivation, Inc. (IH)
On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, approximately $365 million was not paid as of December 31, 2016, and was recorded in Other current liabilities. Substantially all of the remaining consideration was paid as of October 1, 2017. Medivation is now a wholly-owned subsidiary of Pfizer. Medivation is a biopharmaceutical company focused on developing and commercializing small molecules for oncology. Medivation’s portfolio includes Xtandi (enzalutamide), an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells. Xtandi is being developed and commercialized through a collaboration with Astellas. Astellas has exclusive commercialization rights for Xtandi outside the U.S. In addition, Medivation has a development-stage oncology asset in its pipeline, talazoparib, which is currently in a Phase 3 study for the treatment of BRCA-mutated breast cancer. In connection with this acquisition, we recorded $12.2 billion in Identifiable intangible assets, primarily consisting of $8.1 billion of Developed technology rights with an average useful life of approximately 12 years and $4.1 billion of IPR&D, and recorded $6.1 billion of Goodwill, $4.0 billion of net income tax liabilities, and $259 million of assumed contingent consideration. In 2017 and 2016, we recorded measurement period adjustments to the estimated fair values initially recorded in 2016, which resulted in a reduction in Identifiable intangible assets of approximately $1.0 billion with a corresponding change to Goodwill and net income tax liabilities. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The third quarter and first nine months of 2017 results include a decrease of approximately $38 million to Amortization of intangible assets which reflects the cumulative pre-tax impact of the measurement period adjustments to Identifiable intangible assets that were amortized to the income statement since the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.
Bamboo Therapeutics, Inc. (IH)
On August 1, 2016, we acquired all the remaining equity in Bamboo, a privately-held biotechnology company focused on developing gene therapies for the potential treatment of patients with certain rare diseases relating to neuromuscular conditions and those affecting the central nervous system, for $150 million, plus potential milestone payments of up to $495 million contingent upon the progression of key assets through development, regulatory approval and commercialization. The total fair value of the consideration transferred for Bamboo was approximately $343 million, including cash of $130 million ($101 million, net of cash acquired), contingent consideration of $167 million, consisting of milestone payments, and the fair value of Pfizer’s previously held equity interest in Bamboo of $45 million. We previously purchased a minority stake in Bamboo in the first quarter of 2016 for a payment of approximately $43 million. Upon acquiring the remaining interest in Bamboo in the third quarter of 2016, we recognized a gain of $2 million on our existing investment in Other (income)/deductions––net over the one- year allocation period. This acquisition provides us with several clinical and pre-clinical assets that complement our rare disease portfolio, an advanced recombinant AAV vector design and production technology, and a fully functional Phase I/II gene therapy manufacturing facility. Bamboo is now a wholly-owned subsidiary of Pfizer. In connection with this acquisition, we recorded $330 million of Identifiable intangible assets, consisting entirely of IPR&D. We also recorded $142 million of Goodwill and $94 million of net deferred tax liabilities. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The revised transaction closed on February 3, 2017. At closing, under the terms of the revised agreement, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed), which we initially valued at approximately $428 million (based upon the closing price of ICU Medical common stock on the closing date less a discount for lack of marketability) and which are reported as available-for-sale equity securities at fair value in Long-term investments on the condensed consolidated balance sheet as of October 1, 2017, a promissory note in the amount of $75 million, which is reported in Other noncurrent assets on the condensed consolidated balance sheet as of October 1, 2017, and net cash of approximately $200 million before customary adjustments for net working capital, which is reported in Other investing activities, net on the condensed consolidated statement of cash flows for the nine months ended October 1, 2017. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. After receipt of the ICU Medical shares, we own approximately 16% of ICU Medical. We have agreed to certain restrictions on transfer of our ICU Medical shares for 18 months after the closing date. The promissory note from ICU Medical has a term of three years and bears interest at LIBOR plus 2.25% for the first year and LIBOR plus 2.50% for the second and third years. We recognized pre-tax income of approximately $12 million in the third quarter of 2017 and pre-tax losses of approximately $52 million in the first nine months of 2017 in Other (income)/deductions––net, representing adjustments to amounts previously recorded to write down the HIS net assets to fair value less costs to sell. For additional information, see Note 4 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments in Pfizer’s 2016 Financial Report.
While we have received the full purchase price excluding the contingent amount as of the February 3, 2017 closing, the sale of the HIS net assets was not completed in certain non-U.S. jurisdictions due to temporary regulatory or operational constraints. In these jurisdictions, which represent a relatively small portion of the HIS net assets, we have continued to operate the net assets for the net economic benefit of ICU Medical, and we are indemnified by ICU Medical against risks associated with such operations during the interim period, subject to our obligations under the definitive transaction agreements. Sales of the HIS net assets have occurred in certain of these jurisdictions as of October 1, 2017 and we expect the sale of the HIS net assets in the remaining jurisdictions to be fully completed by the first quarter of 2018. As such, and as we have already received all of the non-contingent proceeds from the sale and ICU Medical is contractually obligated to complete the transaction, we have treated these jurisdictions as sold for accounting purposes.
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
C. Collaboration Arrangement

Collaboration with Merck & Co., Inc.
In 2013, we entered into a worldwide, except for Japan, collaboration agreement with Merck for the development and commercialization of ertugliflozin (PF-04971729), our oral sodium glucose cotransporter (SGLT2) inhibitor for the treatment of type 2 diabetes currently under regulatory review. Under the agreement, we are collaborating with Merck on the clinical development of ertugliflozin, and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets.

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
D. Equity-Method Investments

Investment in Hisun Pfizer Pharmaceuticals Company Limited
In 2016, we determined that we had other-than-temporary declines in the value of Hisun Pfizer, our 49%-owned equity-method investment in China, and, therefore, we recognized a loss of $211 million for the first nine months of 2016 in Other (income)/deductions––net (see Note 4). The declines in value resulted from lower expectations as to the future cash flows to be generated by Hisun Pfizer, primarily as a result of an increase in risk due to the continued slowdown in the Chinese economy and changes in the expected timing and number of new product introductions by Hisun Pfizer. As of October 1, 2017, the carrying value of our investment in Hisun Pfizer is $270 million, which is included in Long-term investments. We are continuing to evaluate strategic alternatives with Hisun. These strategic alternatives could impact the value of our investment in Hisun Pfizer in future periods.

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

Investment in Laboratório Teuto Brasileiro S.A.
We entered into an agreement on June 30, 2017 to exit our investment in Teuto, a 40%-owned generics company in Brazil, and sell our 40% interest in Teuto to the majority shareholders. As part of the agreement, we have waived our option to acquire the remaining 60% of Teuto, and Teuto’s other shareholders have waived their option to sell their 60% stake in the company to us. As a result, in the second quarter of 2017, we recognized a net loss of approximately $30 million in Other (income)/deductions––net (see Note 4), which included the impairment of our equity-method investment in Teuto, the reversal of a contingent liability associated with the majority shareholders’ option to sell their 60% stake in the company to us, and the recognition in earnings of the currency translation adjustment associated with the Teuto investment. The transaction closed on August 16, 2017.
In 2016, we determined that we had an other-than-temporary decline in the value of Teuto, and, therefore, we recognized a loss of $50 million for the first nine months of 2016 in Other (income)/deductions––net (see Note 4) related to our equity-method investment. The decline in value resulted from lower expectations as to the future cash flows to be generated by Teuto, primarily due to a slowdown in Brazilian economic conditions, which have been impacted by political risk, higher inflation, and the depreciation of the Brazilian real.
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
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives will encompass all areas of our cost base and will include:

•
Optimization of our manufacturing plant network to support IH and EH products and pipelines. During 2017-2019, we expect to incur costs of approximately $800 million related to this initiative. Through October 1, 2017, we incurred approximately $122 million associated with this initiative.

•
Activities in non-manufacturing related areas, which include further centralization of our corporate and platform functions, as well as other activities where opportunities are identified. During 2017-2019, we expect to incur costs of approximately $200 million related to this initiative. Through October 1, 2017, we incurred approximately $131 million associated with this initiative.

The costs expected to be incurred during 2017-2019, of approximately $1.0 billion for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about 20% of the total charges will be non-cash.
Current-Period Key Activities

For the first nine months of 2017, we incurred costs of $253 million associated with the 2017-2019 program, $238 million associated with the integration of Hospira and $110 million associated with all other acquisition-related initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restructuring charges(a):
Employee terminations	$(20)	$347	$9	$464
Asset impairments(b)	101	27	126	45
Exit costs	10	29	16	64
Total restructuring charges	91	404	150	574
Transaction costs(c)	(14)	54	4	114
Integration costs(d)	73	74	224	300
Restructuring charges and certain acquisition-related costs	149	531	377	988
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	39	46	74	145
Research and development expenses	—	1	—	5
Total additional depreciation––asset restructuring	39	47	74	151
Implementation costs recorded in our condensed consolidated statements of income as follows(f):
Cost of sales	26	46	77	127
Selling, informational and administrative expenses	22	23	46	56
Research and development expenses	9	8	26	17
Other (income)/deductions––net	—	1	—	2
Total implementation costs	57	78	150	202
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$245	$655	$601	$1,341

(a)
In the third quarter and first nine months of 2017, restructuring charges are primarily associated with our acquisitions of Hospira and Medivation, as well as cost-reduction and productivity initiatives not associated with acquisitions. In the third quarter and first nine months of 2016, restructuring charges are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as our acquisitions of Hospira and Medivation. In the third quarter and first nine months ended October 1, 2017, Employee terminations primarily include revisions of our estimates of severance benefits. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination.

The restructuring activities for 2017 are associated with the following:

•	For the third quarter of 2017, IH ($4 million); EH ($1 million); WRD/GPD ($15 million); manufacturing operations ($47 million); and Corporate ($25 million).

•	For the first nine months of 2017, IH ($10 million); EH ($9 million income); WRD/GPD ($29 million); manufacturing operations ($70 million); and Corporate ($51 million).
The restructuring activities for 2016 are associated with the following:

•	For the third quarter of 2016, IH ($148 million); EH ($28 million); WRD/GPD ($52 million); manufacturing operations ($108 million); and Corporate ($67 million).

•	For the first nine months of 2016, IH ($162 million); EH ($19 million); WRD/GPD ($104 million); manufacturing operations ($181 million); and Corporate ($107 million).

(b)	The asset impairment charges for the third quarter and the first nine months of 2017 are largely associated with our acquisitions of Hospira and Medivation.

(c)
Transaction costs represent external costs for banking, legal, accounting and other similar services, which in the third quarter of 2017 reflect the reversal of an accrual related to the acquisition of Medivation. Transaction costs for the first nine months of 2017 are directly related to our acquisitions of Hospira, Anacor and Medivation. Transaction costs in the third quarter of 2016 were mostly related to the Medivation acquisition, and in the first nine months of 2016, were mostly related to the Medivation and Anacor acquisitions, and our terminated transaction with Allergan.

(d)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the third quarter and first nine months of 2017, integration costs primarily relate to our acquisitions of Hospira and Medivation. The first nine months of 2017 also include a net gain of $12 million related to the settlement of the Hospira U.S. qualified defined benefit pension plan (see Note 10). In the third quarter of 2016, integration

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs were mostly related to our acquisition of Hospira, and in the first nine months of 2016, integration costs were mostly related to our acquisition of Hospira and our terminated transaction with Allergan.

(e)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(f)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2016(a)	$1,547	$—	$36	$1,583
Provision	9	126	16	150
Utilization and other(b)	(401)	(126)	(24)	(551)
Balance, October 1, 2017(c)	$1,154	$—	$28	$1,182

(a)	Included in Other current liabilities ($863 million) and Other noncurrent liabilities ($720 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($533 million) and Other noncurrent liabilities ($650 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Interest income(a)	$(99)	$(123)	$(275)	$(357)
Interest expense(a)	320	291	940	889
Net interest expense	220	168	666	532
Royalty-related income(b)	(140)	(233)	(331)	(695)
Certain legal matters, net(c)	183	(40)	194	494
Net gains on asset disposals(d)	(155)	(47)	(349)	(81)
Loss on sale and impairment on remeasurement of HIS net assets(e)	(12)	1,422	52	1,422
Certain asset impairments(f)	130	133	143	1,080
Business and legal entity alignment costs(g)	16	69	54	180
Other, net(h)	(191)	(55)	(445)	(117)
Other (income)/deductions––net	$51	$1,417	$(16)	$2,815

(a)
Interest income decreased in the third quarter and first nine months of 2017, primarily driven by a lower investment balance. Interest expense increased in the third quarter and first nine months of 2017, primarily as a result of higher short-term interest rates, offset, in part, by the retirement of high-coupon debt and the issuance of new low-coupon debt.

(b)
Royalty-related income decreased in the third quarter and first nine months of 2017, primarily due to lower royalty income for Enbrel of $139 million and $414 million, respectively, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by the addition of Xtandi royalty-related income of $73 million and $160 million, respectively.

(c)
In the third quarter and first nine months of 2017, primarily includes a $94 million charge to resolve a class action lawsuit filed by direct purchasers relating to Celebrex, which is subject to the negotiation of a final settlement agreement and court approval, and a $79 million charge to reflect damages awarded by a jury in a patent matter. In the first nine months of 2016, primarily includes amounts to resolve a Multi-District Litigation relating to Celebrex and Bextra that was pending against the Company in New York federal court for $486 million, partially offset by the reversal of a legal accrual where a loss was no longer deemed probable. In addition, the first nine months of 2016 includes a settlement related to a patent matter.

(d)
In the third quarter of 2017, primarily includes gains on sales/out-licensing of product and compound rights (approximately $71 million) and gains on sales and redemptions of investments in equity and debt securities (approximately $66 million). In the first nine months of 2017, primarily includes gains on sales and redemptions of investments in equity and debt securities (approximately $183 million), gains on sales/out-licensing of product and compound rights (approximately $141 million) and a gain on sale of property (approximately $52 million), partially offset by a net loss related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the remaining 60% ownership interest (approximately $30 million). In the first nine months of 2016, includes gains on sales/out-licensing of product and compound rights (approximately $49 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(e)
In the third quarter and first nine months of 2017, represents adjustments to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical. In the third quarter and first nine months of 2016, represents a charge related to the write-down of the HIS net assets to fair value less estimated costs to sell.

(f)
In the third quarter and first nine months of 2017, primarily includes an intangible asset impairment charge of $127 million related to developed technology rights, acquired in connection with our acquisition of Hospira, for a generic sterile injectable product for the treatment of edema associated with certain conditions. The intangible asset impairment charge for the third quarter and first nine months of 2017 is associated with EH and reflects, among other things, updated commercial forecasts and an increased competitive environment. In the third quarter of 2016, primarily includes intangible asset impairment charges of $126 million, reflecting $97 million of sterile injectable IPR&D compounds acquired in connection with our acquisition of InnoPharma and $29 million of other IPR&D assets acquired in connection with our acquisition of King in 2011. The intangible asset impairment charges for the third quarter of 2016 are associated with the following: EH ($97 million) and IH ($29 million). In the first nine months of 2016, primarily includes intangible asset impairment charges of $767 million, reflecting (i) $331 million related to developed technology rights for a generic injectable antibiotic product for the treatment of bacterial infections; and (ii) $265 million related to an IPR&D compound for the treatment of anemia, both acquired in connection with our acquisition of Hospira; (iii) $97 million of sterile injectable IPR&D compounds acquired in connection with our acquisition of InnoPharma; and (iv) $74 million of other IPR&D assets, $45 million of which were acquired in connection with our acquisition of Hospira and $29 million of which were acquired in connection with our acquisition of King in 2011. The intangible asset impairment charges for the first nine months of 2016 are associated with the following: EH ($738 million) and IH ($29 million). In addition, the first nine months of 2016 includes an impairment loss of $211 million related to Pfizer’s 49%-owned equity-method investment with Hisun in China, Hisun Pfizer, and an impairment loss of $50 million related to Pfizer’s 40%-owned equity-method investment in Teuto. For additional information concerning Hisun Pfizer and Teuto, see Note 2D.

The intangible asset impairment charge for 2016 for the IPR&D compound for the treatment of anemia acquired in connection with our acquisition of Hospira reflects, among other things, the impact of regulatory delays, including delays resulting from a court ruling, which required a 180-day waiting period after approval before a biosimilar product can be launched. The intangible asset impairment charges for 2016 for the sterile injectable IPR&D compounds acquired in connection with our acquisition of InnoPharma reflect, among other things, the impact of portfolio prioritization decisions and decreased commercial profiles of certain compounds. The intangible asset impairment charges for 2016 for developed technology rights and other IPR&D assets acquired in connection with our acquisition of Hospira reflect, among other things, the impact of new scientific findings, updated commercial forecasts, changes in pricing, and an increased competitive environment. The intangible asset impairment charges for 2016 for other IPR&D assets acquired in connection with our acquisition of King reflect changes in the competitive environment.

(g)
In the third quarter and first nine months of 2017 and 2016, represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(h)
In the third quarter and first nine months of 2017, includes, among other things, dividend income of $54 million and $211 million, respectively, from our investment in ViiV, and income of $62 million from resolution of a contract disagreement. In the first nine months of 2016, includes, among other things, $150 million paid to Allergan for reimbursement of Allergan’s expenses associated with the terminated transaction and income of $116 million from resolution of a contract disagreement.

The following table provides additional information about the intangible assets that were impaired during 2017 in Other (income)/deductions––net:
	Fair Value(a)				Nine Months Ended October 1, 2017
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Developed technology rights(b)	$50	$—	$—	$50	$127

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.

(b)
Reflects intangible assets written down to fair value in the third quarter of 2017. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 20.3% for the third quarter of 2017, compared to 15.5% for the third quarter of 2016 and was 20.1% for the first nine months of 2017, compared to 14.6% for the first nine months of 2016.
The higher effective tax rate for the third quarter of 2017 in comparison with the same period in 2016 was primarily due to:

•	an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by:

•
the non-recurrence of the unfavorable tax effects of an impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets.

The higher effective tax rate for the first nine months of 2017 in comparison with the same period in 2016 was primarily due to:

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

•
the non-recurrence of the unfavorable tax effects of an impairment charge related to the write-down of HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets.

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

•
With respect to Hospira, the federal income tax audit for tax years 2012-2013 was effectively settled in the third quarter of 2017. The IRS is currently auditing tax year 2014 through short-year 2015. All other tax years are closed. The tax years under audit for Hospira are not considered material to Pfizer.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income

The following table provides the components of Tax provision/(benefit) on other comprehensive income:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Foreign currency translation adjustments, net(a)	$(62)	$—	$(192)	$(15)
Unrealized holding losses on derivative financial instruments, net	28	—	30	(192)
Reclassification adjustments for realized (gains)/losses	(29)	32	(169)	81
	(1)	32	(139)	(112)
Unrealized holding gains on available-for-sale securities, net	37	40	93	106
Reclassification adjustments for realized gains	(49)	(14)	(45)	(16)
	(12)	26	47	90
Benefit plans: actuarial losses, net	(37)	(31)	(15)	(39)
Reclassification adjustments related to amortization	60	47	152	140
Reclassification adjustments related to settlements, net	22	10	30	27
Other	(33)	14	(46)	5
	11	40	121	133
Benefit plans: prior service (costs)/credits and other, net	—	35	—	66
Reclassification adjustments related to amortization	(17)	(17)	(50)	(47)
Reclassification adjustments related to curtailments, net	(1)	(3)	(5)	(5)
Other	1	2	1	1
	(17)	18	(55)	15
Tax provision/(benefit) on other comprehensive income	$(80)	$116	$(218)	$111

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2016	$(6,659)	$348	$(131)	$(5,473)	$879	$(11,036)
Other comprehensive income/(loss)(a)	1,638	(403)	470	263	(96)	1,872
Balance, October 1, 2017	$(5,021)	$(55)	$339	$(5,210)	$783	$(9,164)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $16 million income for the first nine months of 2017.

As of October 1, 2017, with respect to derivative financial instruments, the amount of unrealized pre-tax net losses on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $154 million, which is expected to be offset primarily by gains related to available-for-sale securities and gains resulting from reclassification adjustments related to foreign currency exchange-denominated forecasted intercompany inventory sales.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(MILLIONS OF DOLLARS)	October 1, 2017	December 31, 2016
Selected financial assets measured at fair value on a recurring basis(a)
Trading funds and securities(b)	$347	$325
Available-for-sale debt securities(c)	16,598	18,632
Money market funds	1,824	1,445
Available-for-sale equity securities(c)	1,032	540
Derivative financial instruments in a receivable position(d):
Interest rate swaps	630	625
Foreign currency swaps	92	79
Foreign currency forward-exchange contracts	110	551
	20,631	22,198
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (e)	1,464	1,242
Restricted stock and private equity securities, carried at cost or at equity-method(e)	719	735
	2,183	1,977
Total selected financial assets	$22,815	$24,175
Selected financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(f):
Interest rate swaps	$154	$148
Foreign currency swaps	710	1,374
Foreign currency forward-exchange contracts	309	143
	1,173	1,665
Other selected financial liabilities
Short-term borrowings:
Principal amount	9,460	10,674
Net fair value adjustments related to hedging and purchase accounting	2	24
Net unamortized discounts, premiums and debt issuance costs	(15)	(11)
Total short-term borrowings, carried at historical proceeds, as adjusted(e)	9,448	10,688
Long-term debt:
Principal amount	33,671	30,529
Net fair value adjustments related to hedging and purchase accounting	981	998
Net unamortized discounts, premiums and debt issuance costs	(149)	(130)
Total long-term debt, carried at historical proceeds, as adjusted(g)	34,503	31,398
	43,951	42,085
Total selected financial liabilities	$45,124	$43,750

(a)
We use a market approach in valuing financial instruments on a recurring basis. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except 5% that use Level 1 inputs.

(b)
As of October 1, 2017, trading funds and securities are composed of $274 million of trading equity funds and $74 million of trading debt funds. As of December 31, 2016, trading funds and securities are composed of $236 million of trading equity funds and $89 million of trading debt funds. As of October 1, 2017 and December 31, 2016, trading equity funds of $63 million and $71 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

(c)	Gross unrealized gains and losses are not significant, except as of October 1, 2017, available-for-sale equity securities’ unrealized gains are $406 million and unrealized losses are $119 million.

(d)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $40 million as of October 1, 2017; and foreign currency forward-exchange contracts with fair values of $162 million as of December 31, 2016.

(e)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities at cost, and short-term borrowings not measured at fair value on a recurring basis were not significant as of October 1, 2017 or December 31, 2016. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities carried at cost are based on Level 3 inputs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $60 million as of October 1, 2017; and foreign currency swaps with fair values of $269 million and foreign currency forward-exchange contracts with fair values of $113 million as of December 31, 2016.

(g)
The fair value of our long-term debt (not including the current portion of long-term debt) was $39.0 billion as of October 1, 2017 and $34.9 billion as of December 31, 2016. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach. Long-term debt includes foreign currency long-term borrowings with fair values of $4.7 billion as of October 1, 2017, which are used as hedging instruments.

The following table provides the classification of these selected financial assets and liabilities in our condensed consolidated balance sheets:
(MILLIONS OF DOLLARS)	October 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$526	$547
Short-term investments	14,146	15,255
Other current assets(a)	288	567
Long-term investments	7,311	7,116
Other noncurrent assets(b)	543	689
	$22,815	$24,175
Liabilities
Short-term borrowings, including current portion of long-term debt	$9,448	$10,688
Other current liabilities(c)	277	443
Long-term debt	34,503	31,398
Other noncurrent liabilities(d)	896	1,222
	$45,124	$43,750

(a)
As of October 1, 2017, derivative instruments at fair value include interest rate swaps ($97 million), foreign currency swaps ($86 million) and foreign currency forward-exchange contracts ($105 million) and, as of December 31, 2016, include interest rate swaps ($26 million), foreign currency swaps ($43 million) and foreign currency forward-exchange contracts ($497 million).

(b)
As of October 1, 2017, derivative instruments at fair value include interest rate swaps ($532 million), foreign currency swaps ($6 million) and foreign currency forward-exchange contracts ($5 million) and, as of December 31, 2016, include interest rate swaps ($599 million), foreign currency swaps ($36 million) and foreign currency forward-exchange contracts ($54 million).

(c)
As of October 1, 2017, derivative instruments at fair value include foreign currency forward-exchange contracts ($276 million) and interest rate swaps ($1 million) and, as of December 31, 2016, include interest rate swaps ($1 million), foreign currency swaps ($300 million) and foreign currency forward-exchange contracts ($143 million).

(d)
As of October 1, 2017, derivative instruments at fair value include interest rate swaps ($153 million), foreign currency swaps ($710 million) and foreign currency forward-exchange contracts ($33 million) and, as of December 31, 2016, include interest rate swaps ($147 million) and foreign currency swaps ($1.1 billion).

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:
	Years				October 1, 2017
(MILLIONS OF DOLLARS)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total
Available-for-sale debt securities
Corporate debt(a)	$2,741	$2,591	$1,525	$17	$6,874
Western European, Asian, and other government debt(b)	6,071	268	—	—	6,339
Western European, Scandinavian and other government agency debt(b)	1,955	42	—	—	1,998
Supranational debt(b)	387	195	—	—	582
Government National Mortgage Association and other U.S. government guaranteed asset-backed securities	42	424	—	—	466
Other asset-backed debt(c)	161	61	3	—	226
U.S. government debt	—	112	—	—	112
Held-to-maturity debt securities
Time deposits and other	1,133	—	3	—	1,137
Western European government debt(b)	326	—	—	—	326
Total debt securities	$12,818	$3,694	$1,532	$18	$18,061

(a)	Issued by a diverse group of corporations, with a significant concentration in the technology sector, virtually all of which are investment-grade.

(b)	Issued by governments, government agencies or supranational entities, as applicable, all of which are high quality.

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

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $6.1 billion as of October 1, 2017 and $5.8 billion as of December 31, 2016.

D. Long-Term Debt

The following table provides the amounts of senior unsecured long-term debt issued in the first quarter of 2017:
		Principal
		As of October 1, 2017
(MILLIONS)	Maturity Date	Euro	U.S. Dollar
3-month EURIBOR + 0.20% floating rate notes (0% floor)	March 6, 2019	€1,250	$1,479
0.00% euro notes(a)	March 6, 2020	1,000	1,183
0.25% euro notes(a)	March 6, 2022	1,000	1,183
1.00% euro notes(a)	March 6, 2027	750	887
Total euro long-term debt issued in the first quarter of 2017(b)		€4,000	$4,732
4.20% notes(c)	March 17, 2047		1,065
Total long-term debt issued in the first quarter of 2017(d)			$5,797

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the maturity schedule of our Long-term debt outstanding as of October 1, 2017:
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	After 2021	Total
Maturities	$481	$4,825	$1,534	$4,502	$23,162	$34,503

E. Other Noncurrent Liabilities

In August 2017, the U.S. approved Besponsa (inotuzumab ozogamicin) and in June 2017, the EU approved Besponsa as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $296 million related to a research and development arrangement. As a result, we have recorded the estimated net present value of $248 million as an intangible asset in Developed technology rights, and we have recorded $233 million in Other noncurrent liabilities and $15 million in Other current liabilities as of October 1, 2017. In connection with the EU approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $148 million related to a research and development arrangement. As a result, we recorded the estimated net present value of $123 million as an intangible asset in Developed technology rights, and we have recorded $117 million in Other noncurrent liabilities and $6 million in Other current liabilities as of October 1, 2017.

F. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of October 1, 2017, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures was $31.5 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.0 billion U.K. pound debt maturing in 2038.
We designate foreign currency forward-exchange contracts as cash flow hedges of a portion of our forecasted euro, Japanese yen, U.K. pound, Canadian dollar, and Australian dollar-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge. As of October 1, 2017, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted sales was $3.9 billion, with a pre-tax loss of $97 million deferred in Accumulated other comprehensive loss. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $63 million within the next 12 months into Cost of sales. We recognized a $4 million loss in the third quarter of 2017 and a $67 million gain in the first nine months of 2017 as an offset to Cost of sales.

Interest Rate Risk

As of October 1, 2017, the aggregate notional amount of interest rate derivative financial instruments designated as fair value hedges was $12.4 billion. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Three Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$218	$87	$148	$(39)
Foreign currency forward-exchange contracts	1	2	(269)	(212)	(204)	(111)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	—	—	—	—	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	33	20	—	—	—	—
Foreign currency swaps	—	(4)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	(166)	—	—	—
All other net	—	—	1	—	—	—
	$34	$18	$(216)	$(126)	$(55)	$(150)

	Nine Months Ended
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$455	$(204)	$419	$(165)
Foreign currency forward-exchange contracts	(5)	1	(604)	(770)	(26)	(118)
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency forward-exchange contracts	—	1	—	(15)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	(111)	(49)	—	—	—	—
Foreign currency swaps	(1)	(9)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	—	(26)	—	—
Foreign currency long-term debt	—	—	(518)	—	—	—
All other net	—	—	1	1	—	—
	$(117)	$(56)	$(666)	$(1,014)	$394	$(283)

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

(d)
For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income––Unrealized holding losses on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income––Foreign currency translation adjustments, net.

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of October 1, 2017, the aggregate fair value of these derivative instruments that are in a net liability position was $491 million, for which we have posted collateral of $505 million in the normal course of business. If there had been a ratings downgrade, we would not have been required to post any additional collateral to our counterparties.

G. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. As of October 1, 2017, we had $946 million due from a well-diversified, high quality group of technology companies around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request collateral payments depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of October 1, 2017, we received cash collateral of $232 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	October 1, 2017	December 31, 2016
Finished goods	$2,977	$2,293
Work-in-process	4,070	3,696
Raw materials and supplies	879	793
Inventories(a)	$7,925	$6,783
Noncurrent inventories not included above(b)	$669	$683

(a)
The change from December 31, 2016 reflects the build of inventory primarily for and in advance of new or potential product launches and increases to meet targeted levels for certain products in the normal course of business, including those related to demand.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	October 1, 2017			December 31, 2016
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$89,585	$(53,960)	$35,625	$83,390	$(49,650)	$33,740
Brands	2,135	(1,127)	1,008	2,092	(1,032)	1,060
Licensing agreements and other	1,930	(1,071)	859	1,869	(1,005)	864
	93,650	(56,158)	37,492	87,351	(51,687)	35,664
Indefinite-lived intangible assets
Brands and other	6,937		6,937	6,883		6,883
IPR&D(a)	5,292		5,292	10,101		10,101
	12,229		12,229	16,984		16,984
Identifiable intangible assets(b)	$105,879	$(56,158)	$49,721	$104,335	$(51,687)	$52,648

(a)
The changes in the gross carrying amount of Developed technology rights and IPR&D primarily reflect (i) the transfer of $4.8 billion from IPR&D to Developed technology rights to reflect the approval of Eucrisa, (ii) the Developed technology rights and IPR&D acquired as part of the acquisition of AstraZeneca’s small molecule anti-infectives business (see Note 2A), (iii) the Developed technology rights of $371 million recorded in connection with the EU and U.S. approvals of Besponsa (see Note 7E), partially offset by (iv) measurement period adjustments related to Medivation (see Note 2A) and (v) impairments of Developed technology rights (see Note 4).

(b)
The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization, measurement period adjustments related to Medivation (see Note 2A), as well as impairments of Developed technology rights (see Note 4), partially offset by assets acquired as part of the acquisition of AstraZeneca’s small molecule anti-infectives business (see Note 2A) and the assets recorded in connection with the EU and U.S. approvals of Besponsa (see Note 7E).

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	October 1, 2017
	IH	EH	WRD
Developed technology rights	68%	32%	—%
Brands, finite-lived	75%	25%	—%
Brands, indefinite-lived	71%	29%	—%
IPR&D	80%	13%	7%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for the third quarter of 2017 and $988 million for the third quarter of 2016, and $3.6 billion for the first nine months of 2017 and $3.0 billion for the first nine months of 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2016	$30,134	$24,315	$54,449
Additions(a)	572	92	664
Other(b)	491	475	966
Balance, October 1, 2017	$31,197	$24,882	$56,078

(a)
IH additions primarily represent measurement period adjustments related to our Medivation acquisition, and EH additions relate to our acquisition of AstraZeneca’s small molecule anti-infectives business, which are subject to change until we complete the valuation of assets acquired and liabilities assumed (see Note 2A).

(b)	Primarily reflects the impact of foreign exchange and an adjustment of our estimate of goodwill associated with the HIS net assets sold.
Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(income):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net periodic benefit cost/(credit):
Service cost	$67	$69	$6	$5	$44	$41	$10	$11
Interest cost	157	218	13	18	52	58	23	33
Expected return on plan assets	(248)	(239)	—	—	(87)	(95)	(9)	(8)
Amortization of:
Actuarial losses	91	99	12	9	29	23	8	9
Prior service costs (credits)	—	1	—	—	(1)	(1)	(45)	(45)
Curtailments	1	2	—	1	(2)	—	(3)	(8)
Settlements	30	21	7	7	—	1	—	—
	$99	$170	$39	$39	$35	$27	$(17)	$(9)

	Nine Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net periodic benefit cost/(credit):
Service cost	$202	$193	$18	$14	$127	$126	$32	$31
Interest cost	478	486	41	40	152	178	68	77
Expected return on plan assets	(759)	(721)	—	—	(256)	(291)	(27)	(25)
Amortization of:
Actuarial losses	302	297	37	27	86	70	23	23
Prior service costs (credits)	3	4	(1)	(1)	(3)	(2)	(137)	(127)
Curtailments	10	5	—	1	(2)	(1)	(15)	(14)
Settlements	54	52	32	23	3	2	—	—
	$292	$316	$127	$105	$106	$81	$(57)	$(36)

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of and for the nine months ended October 1, 2017, we contributed and expect to contribute in 2017 from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the nine months ended October 1, 2017	$1,095	$121	$134	$158
Expected contributions from our general assets during 2017(a)	$1,095	$146	$170	$204

(a)
Contributions expected to be made for 2017 are inclusive of amounts contributed during the nine months ended October 1, 2017, including the $1.0 billion voluntary contribution that was made in January 2017 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share (EPS):
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
EPS Numerator––Basic
Income from continuing operations(a)	$2,858	$1,355	$9,064	$6,465
Less: Net income attributable to noncontrolling interests	18	—	32	25
Income from continuing operations attributable to Pfizer Inc.(a)	2,840	1,355	9,032	6,440
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders(a)	2,839	1,355	9,032	6,439
Discontinued operations––net of tax	—	—	1	—
Net income attributable to Pfizer Inc. common shareholders(a)	$2,839	$1,355	$9,033	$6,439
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions(a)	$2,840	$1,355	$9,032	$6,440
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	—	1	—
Net income attributable to Pfizer Inc. common shareholders and assumed conversions(a)	$2,840	$1,355	$9,034	$6,440
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,951	6,066	5,972	6,095
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements(a)	89	84	85	80
Weighted-average number of common shares outstanding––Diluted(a)	6,041	6,150	6,057	6,175
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a), (b)	47	38	47	60

(a)
Amounts for the third quarter and first nine months ended October 2, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, that requires, when applying the treasury stock method for shares that could be repurchased, that the assumed proceeds no longer include the amount of excess tax benefit (see Note 1B).

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
Accelerated share repurchase agreement––On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on February 6, 2017, we paid $5 billion to Citibank and received an initial delivery of approximately 126 million shares of our common stock from Citibank at a price of $31.73 per share, which represented, based on the closing price of our common stock on the NYSE on February 2, 2017, approximately 80% of the notional amount of the accelerated share repurchase agreement. On May 16, 2017, the accelerated share repurchase agreement with Citibank was completed, which, per the terms of the agreement, resulted in Citibank owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 24 million shares of our common stock from Citibank on May 19, 2017. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $33.31 per share. The common stock received is included in Treasury Stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. At October 1, 2017, our remaining share-purchase authorization was approximately $6.4 billion.
Pending approval in the EU of Mylotarg––Mylotarg was developed, in part, through a research arrangement with a third party. If Mylotarg is approved in the EU in 2018 for the treatment of acute myeloid leukemia, we will incur an obligation for additional fixed payments over a 10-year period aggregating $310 million.

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

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, Wyeth) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited (collectively, Sun), in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Alembic and Sun, each seeking approval to market generic versions of bosutinib. Alembic is challenging patents, which expire in 2026, covering polymorphic forms of bosutinib and methods of treating chronic myelogenous leukemia. Sun is challenging the patent covering polymorphic forms of bosutinib that expires in 2026. In March 2017, Wyeth brought a patent-infringement action against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, MSN), in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed with the FDA by MSN, seeking approval to market a generic version of bosutinib, and challenging a patent expiring in 2026 covering polymorphic forms of bosutinib. In September 2017, the case against MSN was dismissed. Also, in September 2017, Wyeth brought an additional patent-infringement action against Sun in the U.S. District Court for the District of Delaware asserting the infringement and validity of two other patents challenged by Sun, which expire in 2025 and 2026 respectively, covering compositions of bosutinib and methods of treating chronic myelogenous leukemia.

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
Flector Patch (diclofenac)
In October 2015, the owners (Teikoku Seiyaku Co., Ltd. and Altergon SA) of a patent covering Pfizer’s Flector Patch product, along with the New Drug Application holder (IBSA Institut Biochemique SA), brought a patent-infringement action against Actavis Laboratories UT, Inc. in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed by Actavis Laboratories UT, Inc. with the FDA requesting approval to launch a generic version of Flector Patch prior to the 2019 expiration of the patent. In August 2016, Pfizer subsidiary Alpharma Pharmaceuticals LLC was added as a plaintiff to the lawsuit. In August 2017, this case was settled on terms not material to Pfizer.
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

In December 2014, Mylan Pharmaceuticals, Inc. (Mylan Pharmaceuticals) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In January 2015, we filed an action against Mylan Pharmaceuticals in the U.S. District Court for the District of Delaware, asserting the infringement of five of the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

patents for Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. In January 2017, the District Court issued a verdict finding that the five patents that are the subject of the lawsuit are valid and infringed. In August 2017, the District Court issued a written decision consistent with the verdict, finding the five patents valid and infringed. In September 2017, Mylan Pharmaceuticals appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

In December 2016, Torrent Pharmaceuticals, Ltd. (Torrent) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Toviaz and asserting the invalidity, unenforceability and/or non-infringement of all of our patents for Toviaz that are listed in the Orange Book. In February 2017, we filed an action against Torrent in the U.S. District Court for the District of Delaware, asserting the infringement of the same five patents that are the subject of the action against Mylan Pharmaceuticals. In September 2017, this case was dismissed.
Xeljanz (tofacitinib)
In February 2017, we brought a patent-infringement action against MicroLabs USA Inc. and MicroLabs Ltd. (collectively, MicroLabs) in the U.S. District Court for the District of Delaware asserting the infringement and validity of three patents challenged by MicroLabs in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets. Of the three patents that are the subject of the lawsuit, one covers the active ingredient and expires in December 2025, the second covers an enantiomer of tofacitinib and expires in 2022, and the third covers a polymorphic form of tofacitinib and expires in 2023. Three other patents for Xeljanz expiring in December 2020 have not been challenged by MicroLabs.

Separately, also in February 2017, we brought a patent-infringement action against Sun Pharmaceutical Industries Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering a polymorphic form of tofacitinib, expiring in 2023, that was challenged by Sun Pharmaceutical Industries Ltd. in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In November 2017, we brought an additional patent-infringement action against Sun Pharmaceuticals Industries Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of another patent challenged by Sun Pharmaceuticals Industries Ltd, which covers the active ingredient and expires in December 2025.

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

Also in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. (collectively Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets. In October 2017, we brought an additional patent-infringement action against Breckenridge in the U.S. District Court for the District of Delaware asserting the infringement and validity of four additional patents challenged by Breckenridge, three of which expire in December 2020 and one of which expires in December 2025.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Matters Involving Our Collaboration/Licensing Partners
Nexium 24HR (esomeprazole)
We have an exclusive license from AstraZeneca PLC (AstraZeneca) to market in the U.S. the OTC version of Nexium (Nexium 24HR). Between October 2014 and November 2016, Actavis Laboratories FL, Inc. (Actavis), Andrx Labs, LLC (Andrx), Perrigo Company plc (Perrigo), Lupin Limited, Dr. Reddy’s Laboratories, Inc. & Ltd. (Dr. Reddy’s), Hetero USA Inc. (Hetero), Aurobindo Pharma USA Inc. (Aurobindo) and Cipla Limited (Cipla) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Nexium 24HR prior to the expiration of one or more of AstraZeneca’s patents listed in the Orange Book for Nexium 24HR. AstraZeneca filed actions against each of these companies in the U.S. District Court for the District of New Jersey asserting infringement of the challenged patents. In March 2017, the cases against Actavis and Andrx were settled on terms not material to Pfizer. In June 2017, the cases against Perrigo, Dr. Reddy’s and Lupin Limited were settled on terms not material to Pfizer. In August 2017, the cases against Hetero and Aurobindo were settled on terms not material to Pfizer. In October 2017, AstraZeneca’s action against Cipla was settled on terms not material to Pfizer. We were not a party to AstraZeneca’s patent-infringement actions.

Toviaz (fesoterodine)––Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories (collectively, Mylan) filed petitions with the U.S. Patent and Trademark Office requesting inter partes reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. The patents are owned by UCB, and we have an exclusive, worldwide license to market Toviaz from UCB. In July 2016, the Patent Trial and Appeal Board agreed to institute inter partes reviews of all five patents. Amerigen Pharmaceuticals Limited (Amerigen), Alembic Pharmaceuticals Limited and Torrent Pharmaceuticals Limited have joined the inter partes reviews. In July 2017, the U.S. Patent and Trademark Office issued decisions upholding all five patents. In September 2017, Mylan and Amerigen appealed the U.S. Patent and Trademark Office decisions to the U.S. Court of Appeals for the Federal Circuit.

Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. The patents currently are set to expire in 2019, 2026, and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents.

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
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of October 1, 2017, approximately 56,500 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
In October 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement but declined to dismiss the other direct purchaser plaintiff claims. In January 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payer plaintiffs, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. In August 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded the claims to the District Court.
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

In September 2013 and 2014, the District Court dismissed with prejudice the claims by direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other Multi-District Litigation plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the U.S. Court of Appeals for the Third Circuit. In August 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded substantially all of the claims to the District Court.

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
In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Lipitor (Atorvastatin Calcium) Marketing, Sales Practices and Products Liability Litigation (No. II) MDL-2502) in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the Multi-District Litigation were remanded to certain state courts. In January 2017, the District Court granted our motion for summary judgment, dismissing substantially all of the remaining cases pending in the Multi-District Litigation. In January 2017, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In November 2015, the District Court denied in part and granted in part our motion to dismiss the direct purchasers’ amended complaint. In February 2016, the District Court denied in part and granted in part our motion to dismiss the end-payers’ amended complaint, and in August 2016, the District Court dismissed substantially all of the end-payer’s remaining claims. In February 2017, the District Court dismissed with prejudice all of the end-payers’ claims. In March 2017, the end-payers appealed the District Court’s order dismissing their claims with prejudice to the U.S. Court of Appeals for the Fourth Circuit. In August 2017, the District Court granted the direct purchasers’ motion for class certification. In October 2017, Pfizer and the direct purchasers entered into an agreement-in-principle, which is subject to the negotiation of a final settlement agreement and court approval, to resolve the direct purchasers’ class action for $94 million.
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
In February 2017, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In Re: Eliquis (Apixaban) Products Liability Litigation MDL-2754) in the U.S. District Court for the Southern District of New York. In July 2017, the District Court dismissed substantially all of the actions that were pending in the Multi-District Litigation. In

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

August 2017, certain plaintiffs appealed the District Court’s dismissal to the U.S. Court of Appeals for the Second Circuit. Additional cases continue to be transferred to the Multi-District Litigation.
EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan N.V., and Mylan N.V. Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In August 2017, a similar lawsuit brought on behalf of a purported class of direct purchaser plaintiffs against Pfizer, King, Meridian and Mylan was voluntarily dismissed without prejudice. Against Pfizer and/or its affiliates, plaintiffs generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust or consumer protection laws. At least one lawsuit also alleges that Pfizer and/or Mylan N.V. violated the federal Racketeer Influenced and Corrupt Organizations Act. Plaintiffs also filed various consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan Pharmaceuticals regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2009. In August 2017, the actions were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation (In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices and Antitrust Litigation, MDL-2785) in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan N.V. and/or its affiliates to which Pfizer, King and Meridian are not parties.
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
Docetaxel
A number of lawsuits have been filed against Hospira and Pfizer in various federal and state courts alleging that plaintiffs who were treated with Docetaxel developed permanent hair loss. The significant majority of the cases also name other defendants, including the manufacturer of the branded product, Taxotere. Plaintiffs seek compensatory and punitive damages.
In October 2016, the federal cases were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re Taxotere (Docetaxel) Products Liability Litigation, MDL-2740) in the U.S. District Court for the Eastern District of Louisiana.
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
In connection with its spin-off that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities related to Pharmacia’s former agricultural business. New Monsanto has defended and/or is defending Pharmacia in connection with various claims and litigation arising out of, or related to, the agricultural business, and has been indemnifying Pharmacia when liability has been imposed or settlement has been reached regarding such claims and litigation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto’s chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are primarily limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto’s chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia’s and New Monsanto’s assumption of, and agreement to, indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto’s chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and/or New Monsanto are defending Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses, and have been indemnifying Pharmacia when liability has been imposed or settlement has been reached regarding such claims and litigation.
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
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health.
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
A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2017
During 2017, certain matters, including the matter discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.
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
B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 1, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.
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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $172 billion as of October 1, 2017 and December 31, 2016.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Reportable Segments:
IH	$8,118	$7,332	$4,875	$4,187
EH	5,050	5,712	2,765	3,128
Total reportable segments	13,168	13,045	7,640	7,315
Other business activities(b), (c)	—	—	(759)	(753)
Reconciling Items:
Corporate(c)	—	—	(1,382)	(1,537)
Purchase accounting adjustments(c)	—	—	(1,154)	(966)
Acquisition-related costs(c)	—	—	(155)	(280)
Certain significant items(d)	—	—	(449)	(1,969)
Other unallocated	—	—	(156)	(206)
	$13,168	$13,045	$3,585	$1,604

	Nine Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Reportable Segments:
IH	$23,204	$21,471	$14,190	$12,470
EH	15,639	17,725	8,558	9,985
Total reportable segments	38,843	39,196	22,748	22,454
Other business activities(b), (c)	—	—	(2,205)	(2,096)
Reconciling Items:
Corporate(c)	—	—	(3,948)	(4,217)
Purchase accounting adjustments(c)	—	—	(3,527)	(3,103)
Acquisition-related costs(c)	—	—	(347)	(598)
Certain significant items(d)	—	—	(797)	(4,112)
Other unallocated	—	—	(573)	(753)
	$38,843	$39,196	$11,351	$7,575

(a)
Income from continuing operations before provision for taxes on income. IH’s earnings in the third quarter and first nine months of 2017 include dividend income of $54 million and $211 million, respectively, from our investment in ViiV. For additional information, see Note 4.

(b)
Other business activities includes the costs managed by our WRD and GPD organizations. Effective in the first quarter of 2017, Medical, previously reported as part of Other Business Activities, was reclassified to Corporate. We have reclassified approximately $33 million and $94 million of costs from Other Business Activities to Corporate in the third quarter and first nine months of 2016, respectively, to conform to the current period presentation.

(c)	For a description, see the “Other Costs and Business Activities” section above.

(d)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the third quarter of 2017, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $90 million, (ii) charges for certain legal matters of $183 million, (iii) income of $12 million, representing an adjustment to amounts previously recorded to write down the HIS net assets to fair value less costs to sell, (iv) certain asset impairment charges of $127 million, (v) charges for business and legal entity alignment of $16 million and (vi) other charges of $45 million. For additional information, see Note 2B, Note 3 and Note 4.
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
For Earnings in the first nine months of 2017, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $253 million, (ii) charges for certain legal matters of $191 million, (iii) incremental charges to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $52 million, (iv) certain asset impairment charges of $127 million, (v) charges for business and legal entity alignment of $54 million and (vi) other charges of $119 million. For additional information, see Note 2B, Note 3 and Note 4.
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
B. Geographic Information
As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.

The following table provides revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
U.S.	$6,534	$6,530	—	$19,516	$19,561	—
Developed Europe(a)	2,163	2,218	(2)	6,309	6,982	(10)
Developed Rest of World(b)	1,632	1,711	(5)	4,797	4,940	(3)
Emerging Markets(c)	2,839	2,586	10	8,222	7,714	7
Revenues	$13,168	$13,045	1	$38,843	$39,196	(1)

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.7 billion in both the third quarter of 2017 and 2016, and $5.0 billion and $5.3 billion in the first nine months of 2017 and 2016, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides detailed revenue information:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
PFIZER INNOVATIVE HEALTH (IH)(a)	$8,118	$7,332	$23,204	$21,471
Internal Medicine	$2,455	$2,243	$7,245	$6,557
Lyrica IH(b)	1,150	1,049	3,382	3,107
Eliquis alliance revenues and direct sales	644	449	1,813	1,225
Chantix/Champix	240	198	727	631
Viagra IH(c)	206	297	711	897
BMP2	79	63	198	175
Toviaz	62	60	187	191
All other Internal Medicine	75	128	228	330
Vaccines	$1,649	$1,641	$4,385	$4,576
Prevnar 13/Prevenar 13	1,522	1,536	4,069	4,302
FSME/IMMUN-TicoVac	43	33	119	102
All other Vaccines	85	72	197	172
Oncology	$1,616	$1,104	$4,551	$3,206
Ibrance	878	550	2,410	1,492
Sutent	276	260	805	823
Xalkori	146	140	442	415
Xtandi alliance revenues	150	2	422	2
Inlyta	84	95	256	304
Bosulif	57	43	163	121
All other Oncology	26	15	54	49
Inflammation & Immunology (I&I)	$1,000	$960	$2,863	$2,907
Enbrel (Outside the U.S. and Canada)	613	701	1,818	2,201
Xeljanz	348	235	935	649
Eucrisa	15	—	33	—
All other I&I	23	24	78	57
Rare Disease	$569	$585	$1,637	$1,768
BeneFIX	151	176	453	543
Refacto AF/Xyntha	140	140	409	408
Genotropin	136	147	375	425
Somavert	65	59	182	173
All other Rare Disease	77	64	218	219
Consumer Healthcare	$829	$798	$2,522	$2,457
PFIZER ESSENTIAL HEALTH (EH)(d)	$5,050	$5,712	$15,639	$17,725
Legacy Established Products (LEP)(e)	$2,681	$2,708	$7,995	$8,373
Lipitor	491	422	1,341	1,294
Premarin family	238	244	711	751
Norvasc	226	238	684	714
EpiPen	82	110	253	300
Xalatan/Xalacom	83	91	241	273
Effexor	76	70	215	207
Zoloft	78	72	215	228
Zithromax	61	56	202	203
Relpax	50	83	193	248
Xanax	58	55	164	163
All other LEP	1,237	1,268	3,776	3,992
Sterile Injectable Pharmaceuticals (SIP)(f)	$1,273	$1,461	$4,270	$4,481
Medrol	109	102	352	330
Sulperazon	114	102	345	304
Fragmin	79	80	221	240
Tygacil	60	69	192	203
Precedex	51	64	182	199
All other SIP	860	1,044	2,977	3,206

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Peri-LOE Products(g)	$794	$1,023	$2,398	$3,224
Celebrex	212	194	564	550
Lyrica EH(b)	134	191	428	623
Vfend	97	140	305	459
Viagra EH(c)	102	89	285	286
Pristiq	69	174	230	546
Zyvox	68	94	220	334
Revatio	58	73	189	213
All other Peri-LOE Products	55	68	176	214
Biosimilars(h)	$141	$83	$367	$228
Inflectra/Remsima	112	49	284	130
All other Biosimilars	28	34	82	97
Pfizer CentreOne(i)	$161	$156	$514	$540
Hospira Infusion Systems (HIS)(j)	$—	$281	$97	$879
Revenues	$13,168	$13,045	$38,843	$39,196

Total Lyrica(b)	$1,285	$1,240	$3,810	$3,730
Total Viagra(c)	$308	$387	$996	$1,183
Total Alliance revenues	$741	$419	$2,112	$1,155

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

(d)
The EH business encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Biosimilars, Pfizer CentreOne and HIS (through February 2, 2017) and includes all legacy Hospira commercial operations.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of October 1, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2017 and October 2, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 9, 2017

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

This section provides information about the following: Our Business; our performance during the third quarter and first nine months of 2017 and 2016; Our Operating Environment; the Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2017.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 61
This section includes a Revenues Overview section as well as the following sub-sections:
	○ Revenues - Major Products	Beginning on page 65
This sub-section provides revenue information for several of our major biopharmaceutical products.
	○ Revenues - Selected Product Discussion	Beginning on page 66
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 70
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 74
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 77
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 77
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 83
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 91
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 91
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 93
This section provides an analysis of our cash flows for the first nine months of 2017 and 2016.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 94

This section provides an analysis of selected measures of our liquidity and of our capital resources as of October 1, 2017 and December 31, 2016, as well as a discussion of our outstanding debt and other commitments that existed as of October 1, 2017 and December 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 98
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 102

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A, relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, manufacturing and products supply and plans relating to share repurchases and dividends. Also included in this section is a discussion of legal proceedings and contingencies.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Revenues	$13,168	$13,045	1	$38,843	$39,196	(1)

Cost of sales(a)	2,847	3,085	(8)	7,980	9,111	(12)
% of revenues	21.6%	23.6%		20.5%	23.2%

Selling, informational and administrative expenses(a)	3,500	3,559	(2)	10,233	10,414	(2)
% of revenues	26.6%	27.3%		26.3%	26.6%

Research and development expenses(a)	1,859	1,881	(1)	5,346	5,360	—
% of revenues	14.1%	14.4%		13.8%	13.7%

Amortization of intangible assets	1,177	968	22	3,571	2,934	22
% of revenues	8.9%	7.4%		9.2%	7.5%

Restructuring charges and certain acquisition-related costs	149	531	(72)	377	988	(62)
% of revenues	1.1%	4.1%		1.0%	2.5%

Other (income)/deductions––net	51	1,417	(96)	(16)	2,815	*
Income from continuing operations before provision for taxes on income	3,585	1,604	*	11,351	7,575	50
% of revenues	27.2%	12.3%		29.2%	19.3%

Provision for taxes on income(b)	727	249	*	2,287	1,109	*
Effective tax rate	20.3%	15.5%		20.1%	14.6%

Income from continuing operations(b)	2,858	1,355	*	9,064	6,465	40
% of revenues	21.7%	10.4%		23.3%	16.5%

Discontinued operations––net of tax	—	—	—	1	—	*

Net income before allocation to noncontrolling interests	2,858	1,355	*	9,066	6,465	40
% of revenues	21.7%	10.4%		23.3%	16.5%

Less: Net income attributable to noncontrolling interests	18	—	*	32	25	27
Net income attributable to Pfizer Inc.(b)	$2,840	$1,355	*	$9,034	$6,440	40
% of revenues	21.6%	10.4%		23.3%	16.4%

Earnings per common share––basic(b): :
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.48	$0.22	*	$1.51	$1.06	43
Net income attributable to Pfizer Inc. common shareholders	$0.48	$0.22	*	$1.51	$1.06	43

Earnings per common share––diluted(b):
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.47	$0.22	*	$1.49	$1.04	43
Net income attributable to Pfizer Inc. common shareholders	$0.47	$0.22	*	$1.49	$1.04	43

Cash dividends paid per common share	$0.32	$0.30	7	$0.96	$0.90	7
* Calculation not meaningful.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill:Identifiable Intangible Assets.

(b)
Amounts for the three and nine months ended October 2, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards.

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

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2016 Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, the ability to replenish innovative biopharmaceutical products, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and of our 2016 Financial Report and Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 27, 2017 and August 28, 2016. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended October 1, 2017 and October 2, 2016.

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

In October 2017, we announced that we are reviewing strategic alternatives for our Consumer Healthcare business. A range of options will be considered, including a full or partial separation of the Consumer Healthcare business from Pfizer through a spin-off, sale or other transaction, and we may ultimately determine to retain the business. Our other significant business development activities include:

•
On February 3, 2017, we completed the sale of Pfizer’s global infusion therapy net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. At closing, we received 3.2 million newly issued shares of ICU Medical common stock, which we initially valued at approximately $428 million, a promissory note in the amount of $75 million and net cash of approximately $200 million before customary adjustments for net working capital. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the third quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the third quarter of 2016 reflect three months of HIS global operations. Our financial results, and EH’s operating results, for the first nine months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while our financial results, and EH’s operating results, for the first nine months of 2016 reflect nine months of HIS global operations. Assets and liabilities associated with HIS are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2016. The HIS assets held for sale are reported in Assets held for sale and HIS liabilities held for sale are reported in Other current liabilities.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. The total fair value of the consideration transferred for this business was approximately $555 million in cash plus contingent consideration of $490 million. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the third quarter and first nine months of 2017 reflect approximately three months and eight months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca.

•
On September 28, 2016, we acquired Medivation for $81.50 per share. The total fair value of consideration transferred for Medivation was approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Of this consideration, approximately $365 million was not paid as of December 31, 2016, and was recorded in Other current liabilities. Substantially all of the remaining consideration was paid as of October 1, 2017. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Medivation. Therefore, Medivation operations are reflected in our financial results, IH’s operating results, and cash flows for the third quarter and first nine months of 2017. In accordance with our domestic and international reporting periods, our consolidated financial statements for the third quarter and first nine months of 2016 reflect three business days of Medivation operations, which were immaterial.

•
On June 24, 2016, we acquired Anacor for $99.25 per share. The total fair value of consideration transferred for Anacor was approximately $4.9 billion in cash ($4.5 billion, net of cash acquired), plus $698 million debt assumed. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of Anacor. Therefore, Anacor operations are reflected in our financial results, IH’s operating results, and cash flows for the third quarter and first nine months of 2017. In accordance with our domestic and international reporting periods, our consolidated financial statements for the third quarter and first nine months of 2016 reflect approximately three months of Anacor operations.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments and the “Our Strategy” and “Our Business Development Initiatives” sections of this MD&A below.

Impact of Recent Hurricanes in Puerto Rico

We have manufacturing and commercial operations in Puerto Rico, which were impacted by the recent hurricanes toward the end of the third quarter in 2017. While our three manufacturing sites sustained some damage and became inoperable due to issues impacting Puerto Rico overall, we have made significant progress in repairing our facilities in anticipation of ramping up to full operations over the coming months. As of the date of this Form 10-Q filing, some packaging production has begun at our facilities. We expect our facilities to reach full capacity in early 2018, but there could be certain product shortages in the coming months. Our commercial sales offices in Puerto Rico have been operational since October 9, 2017.
In the third quarter of 2017, we recorded $55 million in Cost of sales for inventory losses, overhead costs related to the period in which the plants could not operate, and incremental costs to date resulting from the hurricanes in Puerto Rico. We may record additional losses in future periods but we are unable to predict them with certainty at this time. As a result of dual source supply options and sufficient pre-hurricane inventory levels, we currently expect the impact on future revenues to be insignificant. We will continue to monitor the situation closely and make any updates to our outlook if warranted.

Product Manufacturing

We periodically encounter difficulties or delays in manufacturing, including due to legal or regulatory actions, such as warning letters, suspension of manufacturing or voluntary recall of a product. Within our Essential Health portfolio, we have been experiencing product shortages with some products. The product shortages are primarily for products from the legacy Hospira portfolio and are largely driven by capacity constraints and technical issues. In February 2017, for example, we received a warning letter from the FDA communicating the FDA’s view that certain violations of cGMP regulations exist at Hospira’s manufacturing facility in McPherson, Kansas. We are undertaking corrective actions to address the concerns raised by the FDA. Communication with the FDA is ongoing. Until the violations are corrected, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates related to products manufactured at McPherson, Kansas. Any continued product shortage interruption at this manufacturing facility could negatively impact our financial results, specifically in our Sterile Injectable Pharmaceuticals portfolio. In addition to the McPherson facility, we continue to remediate issues at other legacy Hospira facilities manufacturing sterile injectables within our Essential Health portfolio. We expect to make substantial progress on our remediation efforts during 2018.

Our 2017 Performance

Revenues

Revenues in the third quarter of 2017 increased 1% compared to the same period in 2016, which reflects an operational increase of $178 million, or 1%, slightly offset by the unfavorable impact of foreign exchange.
Revenues in the first nine months of 2017 decreased 1% compared to the same period in 2016, which reflects an operational increase of $19 million and an unfavorable impact of foreign exchange of 1%.
The following provides an analysis of the changes in revenues for the third quarter and first nine months of 2017:

(MILLIONS OF DOLLARS)	Three Months	Nine Months

Revenues, for the three months and nine months ended October 2, 2016	$13,045	$39,196

Disposition-related operational impact––February 2017 sale of HIS(a)	(280)	(783)

Other operational growth/(decline)
Continued growth from key brands(b) and growth from Biosimilars	806	2,245
Growth in Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	148	420
Declines from Peri-LOE Products, Enbrel (driven by declines in most developed Europe markets), Prevnar 13/Prevenar 13 (driven by declines in the U.S.), and Viagra (IH) (primarily in the U.S.), as well as a decline in our SIP portfolio, and for the first nine months of 2017, also includes a decline in the LEP portfolio	(598)	(1,951)
Other operational factors, net	102	87
Operational growth, net	178	19

Operational revenues	13,222	39,215
Unfavorable impact of foreign exchange	(54)	(372)
Revenues, for the three months and nine months ended October 1, 2017	$13,168	$38,843

(a)
In the third quarter of 2017, financial results do not reflect any contribution from HIS global operations, compared to the inclusion of three months of HIS global operations in the same period in 2016. In the first nine months of 2017, financial results include approximately one month of HIS domestic operations and approximately two months of HIS international operations, compared to nine months of HIS global operations in the same period in 2016.

(b)	Key brands include Ibrance and Eliquis (globally) as well as Lyrica (IH) and Xeljanz (both primarily in the U.S.).
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Overview” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increases in Income from continuing operations before provision for taxes on income for the third quarter and first nine months of 2017:

(MILLIONS OF DOLLARS)	Three Months	Nine Months

Income from continuing operations before provision for taxes on income, for the three months and nine months ended October 2, 2016	$1,604	$7,575

Favorable/(Unfavorable) change in revenues	123	(353)

Favorable/(Unfavorable) changes:
Nonrecurrence of 2016 impairment on remeasurement of HIS net assets and lower loss on sale of HIS(a)	1,434	1,369
Lower Cost of sales(b)	238	1,130
Lower certain asset impairments(a)	3	937
Lower Restructuring charges and certain acquisition-related costs(c)	381	611
(Higher)/lower certain legal matters, net(a)	(223)	300
Higher net gains on asset disposals(a)	108	268
Higher dividend income(a)	54	204
Lower Selling, information and administrative expenses(d)	59	181
Lower business and legal entity alignment costs(a)	53	126
Higher Amortization of intangible assets(e)	(209)	(637)
Lower royalty-related income(a)	(93)	(363)

All other items, net	52	4
Income from continuing operations before provision for taxes on income, for the three months and nine months ended October 1, 2017	$3,585	$11,351

(a)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(b)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(c)	See the “Costs and Expenses––Restructuring Charges and Certain Acquisition-Related Costs and Cost-Reduction/Productivity Initiatives” section of this MD&A.

(d)	See the “Costs and Expenses––Selling, Informational and Administrative Expenses” section of this MD&A.

(e)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with generic manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. We have lost exclusivity for a number of our products in certain markets and we have lost collaboration rights with respect to a number of our alliance products in certain markets, and we expect certain products to face significantly increased generic competition over the next few years. Also, if one of our patents is found to be invalid by judicial, court or administrative proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace.
As a result of a patent litigation settlement with several generic manufacturers, generic versions of Pristiq launched in the U.S. in March 2017. See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2016 Financial Report for additional information about (i) recent losses and expected losses of product exclusivity in the U.S., Europe and/or Japan impacting product revenues and (ii) recent losses of collaboration rights impacting alliance revenues.

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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$157 million in the third quarter of 2017 and $143 million in the third quarter of 2016, and $296 million in the first nine months of 2017 and $302 million in the first nine months of 2016, recorded as a reduction to Revenues related to the Medicare “coverage gap” discount provision; and

•
$87 million in the third quarter of 2017 and $95 million in the third quarter of 2016, and $218 million in the first nine months of 2017 and $219 million in the first nine months of 2016, recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

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

Adoption of other new legislation at the federal or state level could further affect demand for, or pricing of, our products. We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, though the likelihood of repeal of the ACA is now low given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. In October 2017, the President signed an Executive Order directing federal agencies to modify how the ACA is implemented and announced that his administration will withhold the cost-

sharing subsidies paid to health insurance exchange plans serving low-income enrollees. The revenues generated for Pfizer by the health insurance exchanges under the ACA are minor, so the impact of the recent administration actions is expected to be limited. There is no assurance that any replacement, modification or repeal of the ACA will not adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. We also may face uncertainties if our industry is looked to for savings to fund certain legislation, such as reauthorization of the Children’s Health Insurance Program, or lifting the debt ceiling. There have also been recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices. Recent legislation enacted includes, for example, a 2017 Maryland law that prohibits a generic drug manufacturer or wholesale distributor from engaging in price gouging in the sale of certain off-patent or generic drugs, and a 2017 California law that requires manufacturers to provide advanced notification of price increases to certain purchasers and report specified drug pricing information to the state. We cannot predict the success of current or future federal or state legislative efforts. We will continue to work with law makers and advocate for solutions that effectively improve patient health outcomes and lower costs to the healthcare system.

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

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In January 2017, the U.K. Prime Minister announced a 12-point plan of negotiating objectives and confirmed that the U.K. government will not seek continued membership in the EU single market. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process continues to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval of our products.

We generated approximately 2% of our worldwide revenues from the U.K. in the first nine months of 2017. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
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
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our acquisitions of Hospira, Medivation, Anacor, and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies, including our collaborations with Cellectis, OPKO and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses. In October 2017, we announced that we are reviewing strategic alternatives for our Consumer Healthcare business. A range of options will be considered, including a full or partial separation of the Consumer Healthcare business from Pfizer through a spin-off, sale or other transaction, and we may ultimately determine to retain the business. We expect that any decision regarding strategic alternatives for Consumer Healthcare would be made during 2018. For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments.
The more significant recent transactions and events are described below:

•
Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)––On February 3, 2017, we completed the sale of our global infusion therapy net assets, HIS, to ICU Medical. In connection with this transaction, we recognized pre-tax income of approximately $12 million in the third quarter of 2017 and pre-tax losses of approximately $52 million in the first nine months of 2017 in Other (income)/deductions––net, representing adjustments to amounts previously recorded to write down the HIS net assets to fair value less costs to sell. We may record additional adjustments to the loss on the sale of HIS net assets in future periods, pending final working capital adjustments and local market closes, among other agreement provisions, which we do not expect to have a material impact on our consolidated financial statements.

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

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately twelve quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2017 totaled $16.8 million and for the first nine months of 2017 totaled $48.8 million. The reduction to Research and development expenses for the third quarter of 2016 totaled $14.5 million and for the first nine months of 2016 totaled $29.5 million. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2017 totaled $27.6 million and for the first nine months of 2017 totaled $54.4 million. The reduction to Research and development expenses for the third quarter of 2016 totaled $11.0 million and for the first nine months of 2016 totaled $32.7 million. If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

•
Approval of Besponsa––In August 2017, the U.S. approved Besponsa (inotuzumab ozogamicin) and in June 2017, the EU approved Besponsa as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $296 million related to a research and development arrangement. As a result, we have recorded the estimated net present value of $248 million as an intangible asset in Developed technology rights, and we have recorded $233 million in Other noncurrent liabilities and $15 million in Other current liabilities as of October 1, 2017. In connection with the EU approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $148 million related to a research and development arrangement. As a result, we have recorded the estimated net present value of $123 million as an intangible asset in Developed technology rights, and we have recorded $117 million in Other noncurrent liabilities and $6 million in Other current liabilities as of October 1, 2017.

For a description of the more significant recent transactions through February 23, 2017, the filing date of our 2016 Form 10-K, see the “Our Business Development Initiatives” section of our 2016 Financial Report.

Our Financial Guidance for 2017
On October 31, 2017, we updated our 2017 financial guidance. Specifically, we narrowed the ranges for certain 2017 financial guidance components, including a $0.03 increase to the midpoint of our range for adjusted diluted EPS guidance to a range of $2.58 to $2.62. The midpoint of our new guidance range for adjusted diluted EPS implies 8% growth compared with last year.

Pfizer’s updated 2017 financial guidance is presented below(a), (b):
Revenues	$52.4 to $53.1 billion
(previously $52.0 to $54.0 billion)
Adjusted cost of sales as a percentage of revenues	20.0% to 20.5%
(previously 20.0% to 21.0%)
Adjusted selling, informational and administrative expenses	$14.0 to $14.5 billion
(previously $13.7 to $14.7 billion)
Adjusted research and development expenses	$7.5 to $7.8 billion
(previously $7.5 to $8.0 billion)
Adjusted other (income)/deductions	Approximately $500 million of income
(previously approximately $200 million of income)
Effective tax rate on adjusted income	Approximately 23.0%
Adjusted diluted EPS	$2.58 to $2.62
(previously $2.54 to $2.60)

(a)	The 2017 financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of October 1, 2017, including any one-time upfront payments associated with such transactions.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through September 2017 and mid-October 2017 exchange rates for the remainder of the year.

•
Reflects an anticipated negative revenue impact of $2.3 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Reflects the anticipated negative impact of $0.1 billion on revenues and $0.01 on adjusted diluted EPS as a result of unfavorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2016.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues––Overview
The following graphs show revenues by geography (dollars in billions):

The following tables provide worldwide revenues by operating segment and by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	% Change in Revenues
Operating Segments(a):
IH	$8,118	$7,332	$4,777	$4,244	$3,341	$3,088	11	13	8
EH	5,050	5,712	1,756	2,286	3,294	3,426	(12)	(23)	(4)
Total revenues	$13,168	$13,045	$6,534	$6,530	$6,634	$6,515	1	—	2

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016	% Change in Revenues
Operating Segments(a):
IH	$23,204	$21,471	$13,708	$12,308	$9,496	$9,163	8	11	4
EH	15,639	17,725	5,808	7,253	9,831	10,472	(12)	(20)	(6)
Total revenues	$38,843	$39,196	$19,516	$19,561	$19,327	$19,636	(1)	—	(2)

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––Third Quarter of 2017 vs. Third Quarter of 2016

The following provides an analysis of the change in revenues by geographic areas in the third quarter of 2017:
(MILLIONS OF DOLLARS)	Three Months Ended October 1, 2017
	Worldwide	U.S.	International

Disposition-related operational impact:
Financial results in the third quarter of 2017 do not reflect any contribution from HIS global operations, compared to the inclusion of three months of HIS global operations in the same period in 2016 (February 2017 sale)	$(280)	$(220)	$(60)

Other operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Lyrica (IH) and Xeljanz, both primarily in the U.S.	751	460	291
Growth in Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	148	148	—
Growth from Biosimilars	55	34	21
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Lyrica (EH) and Vfend, both primarily in developed Europe markets	(220)	(103)	(117)
Decline from the Sterile Injectable Pharmaceuticals portfolio, primarily due to legacy Hospira product shortages in the U.S.	(182)	(196)	14
Lower revenues for Viagra (IH) in the U.S. primarily due to wholesaler destocking in advance of anticipated generic competition beginning in December 2017	(91)	(91)	—
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(89)	—	(89)
Decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the prior-year quarter, partially offset by growth from the pediatric indication. International revenues increased primarily due to the favorable overall impact of timing of government purchases in certain emerging markets and the launch of Prevenar 13 in China for the pediatric indication.	(16)	(40)	24
Other operational factors, net	102	12	89
Operational growth, net	178	4	174

Unfavorable impact of foreign exchange	(54)	—	(54)
Revenues increase	$123	$4	$120
Emerging markets revenues increased $254 million, or 10%, in the third quarter of 2017 to $2.8 billion, reflecting an operational increase of $280 million, or 11%. Foreign exchange had an unfavorable impact of approximately 1% on emerging markets revenues. The operational increase in emerging markets was primarily driven by our IH segment as well as our Legacy Established Products and Sterile Injectable Pharmaceuticals portfolios.

Revenues––First Nine Months of 2017 vs. First Nine Months of 2016

The following provides an analysis of the change in revenues by geographic areas in the first nine months of 2017:
(MILLIONS OF DOLLARS)	Nine Months Ended October 1, 2017
	Worldwide	U.S.	International

Disposition-related operational impact:
Approximately one month of HIS domestic operations and approximately two months of HIS international operations in the first nine months of 2017, compared to nine months of HIS global operations in the same period in 2016 (February 2017 sale)	$(783)	$(626)	$(158)

Other operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Lyrica (IH) and Xeljanz, both primarily in the U.S.	2,102	1,404	698
Growth in Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	420	420	—
Growth from Biosimilars	143	74	69
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Lyrica (EH) and Vfend, both primarily in developed Europe markets	(779)	(342)	(437)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(353)	—	(353)
Decline in the Legacy Established Products portfolio	(250)	(314)	64
Decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the first nine months of 2016, partially offset by growth from the pediatric indication. International revenues increased primarily due to the favorable overall impact of timing of government purchases in certain emerging markets and the launch of Prevenar 13 in China for the pediatric indication.	(213)	(256)	44
Decline in Viagra (IH) revenues mainly in the U.S. primarily due to lower market growth	(186)	(186)	(1)
Decline from the Sterile Injectable Pharmaceuticals portfolio, primarily due to legacy Hospira product shortages in the U.S.	(169)	(253)	84
Other operational factors, net	87	33	54
Operational growth (decline), net	19	(45)	64

Unfavorable impact of foreign exchange	(372)	—	(372)
Revenues decrease	$(353)	$(45)	$(308)
Emerging markets revenues increased $508 million, or 7%, in the first nine months of 2017 to $8.2 billion, reflecting an operational increase of $684 million, or 9%. Foreign exchange had an unfavorable impact of approximately 2% on emerging markets revenues. The operational increase in emerging markets was primarily driven by our IH segment as well as our Legacy Established Products and Sterile Injectable Pharmaceuticals portfolios.
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

The following table provides information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Medicare rebates(a)	$355	$285	$931	$777
Medicaid and related state program rebates(a)	439	338	1,335	1,073
Performance-based contract rebates(a), (b)	773	629	2,321	1,854
Chargebacks(c)	1,608	1,465	4,585	4,318
Sales allowances(d)	1,419	1,177	3,718	3,268
Sales returns and cash discounts	329	356	1,025	1,044
Total(e)	$4,923	$4,251	$13,916	$12,334

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended October 1, 2017, associated with the following segments: IH ($2.4 billion) and EH ($2.5 billion). For the three months ended October 2, 2016, associated with the following segments: IH ($1.8 billion); and EH ($2.4 billion). For the nine months ended October 1, 2017, associated with the following segments: IH ($6.4 billion) and EH ($7.5 billion). For the nine months ended October 2, 2016, associated with the following segments: IH ($5.1 billion) and EH ($7.2 billion).

Total revenue deductions for the third quarter of 2017 increased 16% compared to the third quarter of 2016, and total revenue deductions for the first nine months of 2017 increased 13% compared to the first nine months of 2016, primarily as a result of:

•	an increase in performance-based contract rebates primarily due to sales to managed care customers in the U.S., as well as higher rebates in certain markets outside the U.S.;

•	an increase in sales allowances primarily in markets outside the U.S.;

•	an increase in chargebacks from certain IH products, partially offset by decreases across several EH products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of updated estimates of sales related to these programs.
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.6 billion as of October 1, 2017, of which (i) approximately $2.5 billion represents accrued rebates included in Other current liabilities, and (ii) approximately $2.1 billion represents other accruals included in Other current liabilities ($472 million), Other noncurrent liabilities ($344 million) and against Trade accounts receivable, less allowance for doubtful accounts ($1.3 billion), in our condensed consolidated balance sheet. Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $4.3 billion as of December 31, 2016, of which (i) approximately $2.3 billion represents accrued rebates included in Other current liabilities, and (ii) approximately $2.0 billion represents other accruals included in Other current liabilities ($509 million), Other noncurrent liabilities ($357 million) and against Trade accounts receivable, less allowance for doubtful accounts ($1.2 billion), in our condensed consolidated balance sheet.

Revenues—Major Products

The following table provides revenue information for several of our major products. As described in Note 1A, acquisitions and divestitures have impacted our results of operations in 2017 and 2016.
		Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)			% Change(a)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	Oct 1, 2017	Total	Oper.	Oct 1, 2017	Total	Oper.
TOTAL REVENUES		$13,168	1	1	$38,843	(1)	—
PFIZER INNOVATIVE HEALTH (IH)(b)		$8,118	11	11	$23,204	8	9
Internal Medicine		$2,455	9	10	$7,245	10	11
Lyrica IH(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,150	10	11	3,382	9	9
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	644	43	43	1,813	48	49
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	240	21	22	727	15	15
Viagra IH(d)	Erectile dysfunction	206	(31)	(31)	711	(21)	(21)
BMP2	Development of bone and cartilage	79	24	24	198	13	13
Toviaz	Overactive bladder	62	4	5	187	(2)	—
All other Internal Medicine	Various	75	(41)	(41)	228	(31)	(31)
Vaccines		$1,649	1	—	$4,385	(4)	(4)
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,522	(1)	(1)	4,069	(5)	(5)
FSME/IMMUN-TicoVac	Tick-borne encephalitis vaccine	43	31	29	119	17	19
All other Vaccines	Various	85	17	16	197	14	17
Oncology		$1,616	46	46	$4,551	42	43
Ibrance	Advanced breast cancer	878	60	59	2,410	61	62
Sutent	Advanced and/or metastatic RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	276	6	6	805	(2)	(1)
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	146	4	4	442	6	8
Xtandi alliance revenues	Advanced prostate cancer	150	*	*	422	*	*
Inlyta	Advanced RCC	84	(12)	(10)	256	(16)	(14)
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	57	34	35	163	35	36
All other Oncology	Various	26	74	76	54	10	11
Inflammation & Immunology (I&I)		$1,000	4	4	$2,863	(1)	—
Enbrel (Outside the U.S. and Canada)	Rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	613	(13)	(13)	1,818	(17)	(16)
Xeljanz	Rheumatoid arthritis	348	48	49	935	44	44
Eucrisa	Mild to moderate atopic dermatitis (eczema)	15	*	*	33	*	*
All other I&I	Various	23	(3)	1	78	35	36
Rare Disease		$569	(3)	(3)	$1,637	(7)	(6)
BeneFIX	Hemophilia	151	(14)	(14)	453	(17)	(16)
Refacto AF/Xyntha	Hemophilia	140	—	(1)	409	—	3
Genotropin	Replacement of human growth hormone	136	(7)	(6)	375	(12)	(10)
Somavert	Acromegaly	65	11	10	182	6	7
All other Rare Disease	Various	77	21	21	218	(1)	1
Consumer Healthcare		$829	4	4	$2,522	3	3
PFIZER ESSENTIAL HEALTH (EH)(e)		$5,050	(12)	(11)	$15,639	(12)	(11)
Legacy Established Products (LEP)(f)		$2,681	(1)	—	$7,995	(5)	(3)
Lipitor	Reduction of LDL cholesterol	491	16	18	1,341	4	6
Premarin family	Symptoms of menopause	238	(2)	(2)	711	(5)	(5)
Norvasc	Hypertension	226	(5)	(3)	684	(4)	(1)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	82	(25)	(25)	253	(16)	(15)
Xalatan/Xalacom	Glaucoma and ocular hypertension	83	(9)	(8)	241	(12)	(12)
Effexor	Depression and certain anxiety disorders	76	8	9	215	4	5
Zoloft	Depression and certain anxiety disorders	78	9	11	215	(6)	(4)
Zithromax	Bacterial infections	61	10	11	202	(1)	3
Relpax	Symptoms of migraine headache	50	(39)	(39)	193	(22)	(22)
Xanax	Anxiety disorders	58	5	4	164	1	2
All other LEP	Various	1,237	(2)	(1)	3,776	(5)	(4)
Sterile Injectable Pharmaceuticals (SIP)(g)		$1,273	(13)	(12)	$4,270	(5)	(4)
Medrol	Steroid anti-inflammatory	109	7	7	352	7	7
Sulperazon	Treatment of infections	114	11	13	345	14	18
Fragmin	Slows blood clotting	79	(1)	(1)	221	(8)	(6)
Tygacil	Tetracycline class antibiotic	60	(12)	(12)	192	(5)	(5)
Precedex	Sedation agent in surgery or intensive care	51	(21)	(20)	182	(8)	(9)
All other SIP	Various	860	(18)	(17)	2,977	(7)	(6)

		Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)			% Change(a)			% Change(a)
PRODUCT	PRIMARY INDICATIONS OR CLASS	Oct 1, 2017	Total	Oper.	Oct 1, 2017	Total	Oper.
Peri-LOE Products(h)		$794	(22)	(22)	$2,398	(26)	(24)
Celebrex	Arthritis pain and inflammation, acute pain	212	9	11	564	3	4
Lyrica EH(c)	Epilepsy, neuropathic pain and generalized anxiety disorder	134	(30)	(31)	428	(31)	(29)
Vfend	Fungal infections	97	(31)	(29)	305	(33)	(32)
Viagra EH(d)	Erectile dysfunction	102	14	16	285	—	3
Pristiq	Depression	69	(61)	(61)	230	(58)	(58)
Zyvox	Bacterial infections	68	(28)	(27)	220	(34)	(33)
Revatio	Pulmonary arterial hypertension	58	(20)	(20)	189	(11)	(11)
All other Peri-LOE Products	Various	55	(19)	(17)	176	(17)	(15)
Biosimilars(i)	Various	$141	70	67	$367	61	63
Inflectra/Remsima	Inflammatory diseases	112	*	*	284	*	*
All other Biosimilars	Various	28	(16)	(18)	82	(15)	(14)
Pfizer CentreOne(j)		$161	3	3	$514	(5)	(5)
Hospira Infusion Systems (HIS)(k)	Various	$—	*	*	$97	(89)	(89)
Total Lyrica(c)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,285	4	5	$3,810	2	3
Total Viagra(d)	Erectile dysfunction	$308	(20)	(20)	$996	(16)	(15)
Total Alliance revenues	Various	$741	77	78	$2,112	83	84

(a)	As compared to the three and nine months ended October 2, 2016.

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

(e)
The EH business encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Biosimilars, Pfizer CentreOne and HIS (through February 2, 2017) and includes all legacy Hospira commercial operations.

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

*	Indicates calculation not meaningful.

Amounts may not add due to rounding. All percentages have been calculated using unrounded amounts.
Revenues––Selected Product Discussion

The information included in “Revenues—Selected Product Discussion” below should be read in conjunction with the revenue information included in the “Revenues—Major Products” section.

•
Prevnar 13/Prevenar 13 (IH) worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

In the U.S., revenues for Prevnar 13 decreased 4% in the third quarter of 2017 and 9% in the first nine months of 2017, compared to the same periods in 2016, primarily due to the continued decline in revenues for the Adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults age 65 and older who have not been previously vaccinated with Prevnar 13) compared to the prior-year period, partially offset by growth from the pediatric indication. Given the success since the launch of the Adult indication, approximately 53% of the eligible patient pool 65 years and above in the U.S. has already been vaccinated. While the remaining eligible population is large, this cohort is much more difficult to capture.
Internationally, revenues for Prevenar 13 increased 5% operationally in the third quarter of 2017 and 3% operationally in the first nine months of 2017, compared to the same periods in 2016, primarily due to the favorable overall impact of timing of government purchases in certain emerging markets and the launch of Prevenar 13 in China for the pediatric indication. Foreign exchange had a de minimis impact on international revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

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

•
Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)) worldwide revenues increased operationally in the third quarter and the first nine months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

In the U.S., Lyrica revenues increased 12% in the third quarter of 2017 and 10% in the first nine months of 2017, compared to the same periods in 2016, driven by sustained demand and positive price impact.
Internationally, Lyrica revenues decreased 8% operationally in the third quarter of 2017 and 10% operationally in the first nine months of 2017, compared to the same periods in 2016, primarily due to losses of exclusivity in developed Europe markets. Foreign exchange had an unfavorable impact on international revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.
Lyrica revenues in our IH segment increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily driven by sustained demand and positive price impact in the U.S. Foreign exchange had an unfavorable impact on Lyrica IH revenues in the third quarter and a de minimis impact in the first nine months of 2017, compared to the same periods in 2016.
In our EH segment, worldwide revenues from Lyrica decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, due to losses of exclusivity in developed Europe markets. Foreign exchange had a favorable impact on Lyrica EH worldwide revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

•
Ibrance (IH) worldwide revenues, most of which were recorded in the U.S., increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. The significant revenue growth reflects our scientific/clinical data, continued positive patient experience as well as Ibrance being the class leader among cyclin-dependent kinase inhibitors in major markets. Foreign exchange had a favorable impact on worldwide revenues in the third quarter of 2017 and had an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

•
Enbrel (IH, outside the U.S. and Canada) worldwide revenues, excluding the U.S. and Canada, decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to on-going biosimilar competition in most developed Europe markets, which is expected to continue. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

•
Lipitor (EH) worldwide revenues increased operationally in the third quarter and the first nine months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter of 2017 and first nine months of 2017, compared to the same periods in 2016. In the U.S., revenues increased more than 100% in the third quarter of 2017 and 11% in the first nine months of 2017, compared to the same periods in 2016, primarily due to favorable rebates.

In our international markets, revenues increased 11% operationally in the third quarter of 2017, compared to the same period in 2016, driven by increased demand in China and certain Middle Eastern markets, partially offset by lower volumes in Japan and pricing pressures in China. International revenues increased 6% operationally in the first nine months of 2017, compared to the same period in 2016, driven by increased demand in China, partially offset by lower volumes in Japan and certain Middle Eastern markets, as well as pricing pressures in China. Foreign exchange had an unfavorable impact on international revenues in the third quarter of 2017 and first nine months of 2017, compared to the same periods in 2016.

•
Viagra (IH (U.S. and Canada revenues)/EH (all other revenues excluding U.S. and Canada)) worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. The decrease in the third quarter of 2017, compared to the same period in 2016, was primarily due to wholesaler destocking in advance of anticipated generic competition in the U.S. beginning in December 2017. The decrease in the first nine months of 2017, compared to the same period in 2016, was primarily due to lower market growth. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

Revenues in the U.S. decreased 32% in the third quarter of 2017, compared to the same period in 2016, primarily due to wholesaler destocking in advance of anticipated generic competition beginning in December 2017. Revenues in the U.S. decreased 21% in the first nine months of 2017, compared to the same period in 2016, primarily due to lower market growth. International revenues increased 15% operationally in the third quarter of 2017, compared to the same period in 2016, primarily from demand in emerging markets, primarily in China. International revenues increased 3% operationally in the first nine months of 2017, compared to the same period in 2016, primarily from increased demand in emerging markets, mainly China and certain Middle Eastern markets, partially offset by price reductions in China. Foreign exchange had an unfavorable impact on international revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

•
Xeljanz (IH) worldwide revenues increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. In the U.S., Xeljanz revenues increased 44% in the third quarter of 2017 and 40% in the first nine months of 2017, compared to the same periods in 2016, primarily driven by increased adoption among rheumatologists, growing awareness among patients and improvements in payer access. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter of 2017 and had a de minimis impact in the first nine months of 2017, compared to the same periods in 2016.

•
BeneFIX and ReFacto AF/Xyntha (IH)––BeneFIX worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily as a result of erosion of market share in the U.S. and European countries due to increasing adoption of extended half-life treatment options as well as a price decrease in the U.K. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

ReFacto AF/Xyntha worldwide revenues decreased operationally in the third quarter of 2017 and increased operationally in the first nine months of 2017, compared to the same periods in 2016. The increase in the first nine months of 2017 was largely due to increased product demand in certain emerging markets, partially offset by declines in developed markets in Europe and the U.S., primarily driven by increasing adoption of extended half-life treatment options. Foreign exchange had a favorable impact on worldwide revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

•
Sutent (IH) worldwide revenues increased operationally in the third quarter of 2017 and decreased operationally in the first nine months of 2017, compared to the same periods in 2016. The increase in the third quarter of 2017 was primarily driven by increased performance in certain emerging markets. The decrease in the first nine months of 2017 was primarily due to competitive pressure in the U.S. and Europe and cost containment measures in certain developed international markets, partially offset by increased performance in certain emerging markets. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

•
Chantix/Champix (IH) worldwide revenues increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter of 2017 and a de minimis impact in the first nine months of 2017, compared to the same periods in 2016.

In the U.S., Chantix revenues increased 27% in the third quarter of 2017 and 21% in the first nine months of 2017, compared to the same periods in 2016, primarily due to increased promotional activities, educating healthcare providers on updates to the Chantix label, including removal of the boxed warning, the addition of EAGLES safety and efficacy data, improved patient access and positive price impact.

•
The Premarin family of products (EH) worldwide revenues decreased operationally in the third quarter of 2017 and first nine months of 2017, compared to the same periods in 2016. Revenues in the U.S. decreased 2% in the third quarter and 5% in the first nine months of 2017, compared to the same periods in 2016, primarily driven by lower volume, partially offset by a positive price impact.

Internationally, Premarin revenues decreased 8% operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to lower volumes in certain emerging markets and, with respect to the first nine months of 2017, the U.K., partially offset by price increases. Foreign exchange had a favorable impact on international revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

•
Norvasc (EH) worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. Results for the third quarter of 2017 and first nine months of 2017 were impacted by generic competition in Japan, lower volumes in certain Middle Eastern markets and pricing pressures in China, partially offset by demand in China. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

•
Celebrex (EH) worldwide revenues increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016. The increase in the third quarter of 2017, compared to the same period in 2016, was primarily driven by favorable rebates in the U.S. and increased demand in China, partially offset by generic competition in the U.S., lower volumes in certain Middle Eastern markets and pricing pressures in China and Mexico. The increase in the first nine months of 2017, compared to the same period in 2016, was primarily driven by favorable rebates in the U.S. and volume growth in emerging markets, primarily China, partially offset by generic competition in the U.S. and most developed international markets and pricing pressures in China and Mexico. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

•
Xalkori (IH) worldwide revenues increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, as a result of a steady increase in diagnostic rates for the ALK gene mutation across key markets outside the U.S., which has led to more patients being treated. This increase was partially offset by volume declines in the U.S. and Japan due to competitive pressure, partially mitigated by the March 2016 FDA approval of the supplemental NDA to treat patients with metastatic NSCLC whose tumors are ROS1-positive as detected by an FDA-approved test. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

•
Inflectra/Remsima (EH) worldwide revenues increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, due to continued uptake in developed markets in Europe, and the U.S. launch in the fourth quarter of 2016, partially offset by pricing pressures in Europe. Foreign exchange had a favorable impact on worldwide revenues in the third quarter of 2017 and an unfavorable impact in the first nine months of 2017, compared to the same periods in 2016.

Inflectra uptake in the U.S. is being driven by a number of factors including Inflectra’s clinical data package, patient support programs, price and the access/reimbursement environment. To date, reimbursement coverage has been mixed. While we achieved 100% Medicare coverage, we have experienced access challenges among commercial payers where our lower priced product has not received access at parity to the innovator product and remains in a disadvantaged position despite recent price increases taken by the innovator product. We will look at all relevant factors impacting reimbursement given our extensive experience working with commercial payers to enable greater access for Inflectra. Additionally, in September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against Johnson & Johnson (J&J) alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade® (infliximab) violate federal antitrust laws.

•
Inlyta (IH) worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to increased competition in the U.S. and Europe, partially offset by performance in key emerging markets. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

•
Pristiq (EH) worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to loss of exclusivity in the U.S. in March 2017. Foreign exchange had a de minimis impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

Zyvox (EH) worldwide revenues decreased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, due to generic competition in developed international markets and the U.S. and corresponding pricing pressures, partially offset by volume growth in China. Foreign exchange had an unfavorable impact on worldwide revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

•
Eucrisa (IH) is approved in the U.S. for the treatment of mild to moderate atopic dermatitis for patients two years of age and older. The FDA approved Eucrisa on December 14, 2016, and Eucrisa was launched in the U.S. late in the first quarter of 2017. Eucrisa is a novel non-steroidal topical ointment and is the first topical prescription treatment for atopic dermatitis approved in over 10 years. Prescription volume continued to strengthen through the third quarter of 2017 supported by the launch of our direct-to-consumer campaign.

•	Alliance revenues (IH/EH) increased operationally in the third quarter and first nine months of 2017, compared to the same periods in 2016, mainly due to:

◦	an increase in Eliquis alliance revenues due to higher demand resulting from increased market penetration of novel oral anticoagulants and market share gains; and

◦
the inclusion of Xtandi alliance revenues of $150 million in the third quarter of 2017 and $422 million in the first nine months of 2017 in the U.S. resulting from the September 2016 acquisition of Medivation. We expect patient assistance program (which provides free medicines to patients) utilization as a percentage of total demand to normalize as we move into next year.

Foreign exchange had an unfavorable impact on alliance revenues in the third quarter and first nine months of 2017, compared to the same periods in 2016.

◦
Eliquis (IH) has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

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
A comprehensive update of Pfizer’s development pipeline was published on October 31, 2017 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Lyrica (pregabalin)	Extended-release tablets CV as once-daily therapy for the management of neuropathic pain associated with diabetic peripheral neuropathy and the management of post-herpetic neuralgia	October 2017
Mylotarg (gemtuzumab ozogamicin)	Treatment of adults with newly diagnosed CD33-positive acute myeloid leukemia (AML), and adults and children 2 years and older with relapsed or refractory CD33-positive AML	September 2017
Besponsa (inotuzumab ozogamicin)	Treatment of adults with relapsed or refractory B-cell precursor acute lymphoblastic leukemia	August 2017
Bavencio (avelumab)
Treatment for patients with locally advanced or metastatic urothelial carcinoma with disease progression on or after platinum-based therapy, which is being developed in collaboration with Merck KGaA, Germany
May 2017
Bavencio (avelumab)	Treatment of adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	March 2017
Eucrisa (crisaborole)	A non-steroidal topical anti-inflammatory PDE-4 inhibitor for the treatment of mild-to-moderate atopic dermatitis	December 2016

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
PF-05280014(a)	A potential biosimilar to Herceptin® (trastuzumab)	August 2017
Bosulif (bosutinib)	Treatment of patients with newly diagnosed chronic phase Philadelphia chromosome-positive chronic myeloid leukemia, which is being developed in collaboration with Avillion	August 2017
Xeljanz (tofacitinib)	Treatment of adult patients with moderately to severely active ulcerative colitis	July 2017
Sutent (sunitinib)(b)	Adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy	May 2017
Xeljanz (tofacitinib)(c)	Treatment of adult patients with active psoriatic arthritis	May 2017
PF-06438179(d)	A potential biosimilar to Remicade® (infliximab)	April 2017
ertugliflozin	Treatment of type 2 diabetes, which is being developed in collaboration with Merck	March 2017
Retacrit(e)	A potential biosimilar to Epogen® and Procrit® (epotein alfa)	February 2015
tafamidis meglumine(f)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)
In September 2017, the FDA’s Oncologic Drug Advisory Committee (ODAC) voted six in favor and six against the benefit-risk profile for Sutent as adjuvant treatment of adult patients at high risk of recurrent renal cell carcinoma after nephrectomy (surgical removal of the cancer-containing kidney).

(c)	In August 2017, the FDA’s Arthritis Advisory Committee voted ten to one to recommend approval of the proposed dose of tofacitinib for the treatment of adult patients with active psoriatic arthritis.

(d)
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

(e)
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

(f)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer initiated study B3461028 in December 2013, a global Phase 3 study to support a potential new indication in transthyretin cardiomyopathy, which includes transthyretin familial amyloid cardiomyopathy (TTR-FAC) and wild-type cardiomyopathy (WT-CM). We anticipate results from this study in 2018, and continue to work with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xeljanz (tofacitinib)	Application filed in the EU for treatment of psoriatic arthritis	—	September 2017
Ibrance (palbociclib)	Approval in Japan for Ibrance in combination with endocrine therapy for the treatment of HR+, HER2- inoperable or recurrent breast cancer	September 2017	—
Bavencio (avelumab)	Approval in Japan for the treatment of curatively unresectable Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	September 2017	—
Bavencio (avelumab)	Approval in the EU for the treatment of adult patients with metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	September 2017	—
Xeljanz (tofacitinib)	Application filed in the EU for the treatment of ulcerative colitis	—	August 2017
Bosulif (bosutinib)	Application filed in the EU for the treatment of patients with newly diagnosed chronic phase Philadelphia chromosome-positive chronic myeloid leukemia, which is being developed in collaboration with Avillion	—	August 2017
PF-06438179(a)	Application filed in Japan for a potential biosimilar to Remicade® (infliximab)	—	August 2017
PF-05280014(b)	Application filed in the EU for a potential biosimilar to Herceptin® (trastuzumab)	—	July 2017
Besponsa (inotuzumab ozogamicin)	Approval in the EU for the treatment of adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia	June 2017	—
Trumenba	Approval in the EU for a prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningtidis serogroup B in individuals 10 years of age and older	May 2017	—
Xalkori (crizotinib)	Approval in Japan for the treatment of ROS1-positive non-small cell lung cancer	May 2017	—
Xeljanz (tofacitinib)	Application filed in Japan for the treatment of ulcerative colitis	—	May 2017
Sutent (sunitinib)	Application filed in the EU for the adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy	—	April 2017
inotuzumab ozogamicin	Application filed in Japan for the treatment of acute lymphoblastic leukemia	—	April 2017
Xeljanz (tofacitinib)	Approval in the EU for Xeljanz in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying antirheumatic drugs. Xeljanz can be given as monotherapy in case of intolerance to methotrexate or when treatment with methotrexate is inappropriate	March 2017	—
ertugliflozin	Application filed in the EU for the treatment of type 2 diabetes, which is being developed in collaboration with Merck	—	February 2017
Mylotarg (gemtuzumab ozogamicin)	Application filed in the EU for the treatment of acute myeloid leukemia	—	December 2016
Ibrance (palbociclib)	Approval in the EU for palbociclib in combination with endocrine therapy for the treatment of HR+, HER2- advanced or metastatic breast cancer, as well as for the treatment of recurrent advanced breast cancer	November 2016	—

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

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

lorlatinib (PF-06463922)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile colitis
PF-05280586(a)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(b)	A potential biosimilar to Avastin® (bevacizumab)
PF-06410293(c)	A potential biosimilar to Humira® (adalimumab)
rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of patients with germline breast cancer susceptibility gene BRCA mutated advanced breast cancer
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)	Rituxan® is a registered trademark of Biogen MA Inc.

(b)	Avastin® is a registered trademark of Genentech, Inc.

(c)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

The changes in expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in our operating results through February 2, 2017 and, therefore, operating results for the third quarter of 2017 do not reflect HIS global operations, while operating results for the third quarter of 2016 reflect three months of HIS global operations. Operating results for the first nine months of 2017 include approximately one month of HIS domestic operations and approximately two months of HIS international operations, while operating results for the first nine months of 2016 reflect nine months of HIS global operations.
Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Cost of sales	$2,847	$3,085	(8)	$7,980	$9,111	(12)
As a percentage of Revenues	21.6%	23.6%		20.5%	23.2%
Cost of sales decreased 8% in the third quarter of 2017, and 12% in the first nine months of 2017, compared to the same periods in 2016, primarily due to:

•
the favorable impact of the sale of HIS global operations (which carried a higher cost of sales than other products) of $152 million in the third quarter of 2017, and $433 million in the first nine months of 2017;

•	the favorable impact of foreign exchange of $223 million and the favorable offset of hedging gains of $66 million, both in the first nine months of 2017;

•
the nonrecurring unfavorable impact of $4 million in the third quarter of 2016 and $216 million in the first nine months of 2016 of acquired Hospira inventory, which is measured at fair value on the acquisition date and was amortized over the turn of the related inventory;

•	recognition of synergies related to our cost-reduction/productivity initiatives; and

•	a favorable change in product mix, including an operational decline in the SIP portfolio and the favorability attributed to products that have lost exclusivity, partially offset by:

•
$55 million in inventory losses, overhead costs related to the period in which our Puerto Rico plants were not operational, and incremental costs to date, all of which resulted from the recent hurricanes in Puerto Rico.

The decrease in Cost of sales as a percentage of revenues in the third quarter of 2017 and the first nine months of 2017, compared to the same periods in 2016, was primarily due to all of the factors discussed above, as well as an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Selling, informational and administrative expenses	$3,500	$3,559	(2)	$10,233	$10,414	(2)
As a percentage of Revenues	26.6%	27.3%		26.3%	26.6%
SI&A expenses decreased 2% in the third quarter of 2017, compared to the same period in 2016, primarily due to:

•
lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and lower expenses associated with products that recently lost marketing exclusivity;

•	the favorable impact of the sale of HIS global operations of $39 million;

•	lower spending for certain products, primarily Prevnar 13/Prevenar 13; and

•	the favorable impact of foreign exchange of $11 million,
partially offset by:

•	additional investment across several of our key products, primarily Eucrisa, Ibrance and Xtandi; and

•	increased spending for biosimilars, primarily related to the U.S. launch of Inflectra.
SI&A expenses decreased 2% in the first nine months of 2017, compared to the same period in 2016, primarily due to:

•
the non-recurrence of an allowance for doubtful trade accounts receivable of approximately $265 million, resulting from unfavorable developments with a distributor that was recorded in the first quarter of 2016;

•
lower advertising, promotional and field force expenses associated with products that recently lost marketing exclusivity and certain other expenses related to disputes in the ordinary course of business;

•	lower spending for certain products, primarily Prevnar 13/Prevenar 13;

•	the favorable impact of the sale of HIS global operations of $95 million; and

•	the favorable impact of foreign exchange of $78 million,
partially offset by:

•	additional investment across several of our key products, primarily Eucrisa, Ibrance, Xtandi and Xeljanz;

•	increased spending for biosimilars, primarily related to the U.S. launch of Inflectra; and

•	an increase in charitable contributions.
Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Research and development expenses	$1,859	$1,881	(1)	$5,346	$5,360	—
As a percentage of Revenues	14.1%	14.4%		13.8%	13.7%
R&D expenses decreased 1% in the third quarter of 2017 and were relatively flat in the first nine months of 2017, compared to the same periods in 2016, primarily due to:

•	lower expenses due to the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016;

•	the close-out of certain post-marketing clinical trials; and

•	the favorable impact of the sale of HIS global operations,
partially offset by:

•
increased costs associated with our oncology programs, primarily clinical trial spend on Medivation assets, as well as, in the third quarter of 2017, increased costs associated with our immuno-oncology development programs;

•	lower development funding credits primarily related to the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016;

•	an expense of $75 million resulting from our May 2017 agreement with Sangamo to develop and commercialize gene therapy programs for Hemophilia A;

•	increased costs associated with our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017; and

•	increased costs associated with our tanezumab development program.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Amortization of intangible assets	$1,177	$968	22	$3,571	$2,934	22
As a percentage of Revenues	8.9%	7.4%		9.2%	7.5%
Amortization of intangible assets increased 22% in the third quarter of 2017 and 22% in the first nine months of 2017, compared to the same periods in 2016, primarily due to the inclusion of amortization expense of approximately $221 million (pre-tax) in the third quarter of 2017 and approximately $751 million (pre-tax) in the first nine months of 2017 related to the identifiable intangible assets acquired from Medivation and Anacor, partially offset by assets that became fully amortized at the end of their estimated useful lives.

See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Restructuring charges	$91	$404	(77)	$150	$574	(74)
Transaction costs	(14)	54	*	4	114	(97)
Integration costs	73	74	(1)	224	300	(26)
Restructuring charges and certain acquisition-related costs	149	531	(72)	377	988	(62)
Total additional depreciation—asset restructuring	39	47	(17)	74	151	(51)
Total implementation costs	57	78	(27)	150	202	(26)
Costs associated with acquisitions and cost-reduction/productivity initiatives(a)	$245	$655	(63)	$601	$1,341	(55)

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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million, and have achieved approximately $700 million of cost savings through October 1, 2017. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million for full-year 2015 associated with the return of acquired IPR&D rights), incurred for up to a three-year period post-acquisition.
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
New Cost-Reduction/Productivity Initiatives—2017 through 2019 Activities
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we have identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, we have initiated new enterprise-wide cost-reduction/productivity initiatives, which we expect to complete by the end of 2019. These initiatives will encompass all areas of our cost base and will include further centralization of our corporate and platform functions and optimization of our manufacturing plant network to support IH and EH products and pipelines, as well as activities in other areas where opportunities are identified. The action plans related to these new initiatives are underway and, in order to achieve targeted savings of approximately $1.3 billion by 2020, we expect to incur total costs of approximately $1.0 billion over the next three years. Of this amount, we expect about 80% to be manufacturing operations related and we expect about 20% of the total charges will be non-cash. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

The expected cost savings in 2017 associated with these activities are reflected in our 2017 financial guidance.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Other (income)/deductions––net	$51	$1,417	(96)%	$(16)	$2,815	*

*	Calculation not meaningful.

For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Provision for taxes on income	$727	$249	*	$2,287	$1,109	*
Effective tax rate on continuing operations	20.3%	15.5%		20.1%	14.6%

*	Calculation not meaningful.
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2017 and 2016 below.

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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended October 1, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,168	$—	$—	$—	$—	$13,168
Cost of sales	2,847	(28)	(26)	—	(92)	2,699
Selling, informational and administrative expenses	3,500	—	—	—	(22)	3,478
Research and development expenses	1,859	1	—	—	(9)	1,851
Amortization of intangible assets	1,177	(1,120)	—	—	—	57
Restructuring charges and certain acquisition-related costs	149	—	(129)	—	(21)	—
Other (income)/deductions––net	51	(7)	—	—	(305)	(261)
Income from continuing operations before provision for taxes on income	3,585	1,154	155	—	449	5,343
Provision for taxes on income(b)	727	306	72	—	161	1,267
Income from continuing operations	2,858	848	83	—	288	4,077
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	18	—	—	—	—	18
Net income attributable to Pfizer Inc.	2,840	848	83	—	288	4,059
Earnings per common share attributable to Pfizer Inc.––diluted	0.47	0.14	0.01	—	0.05	0.67

	Nine Months Ended October 1, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$38,843	$—	$—	$—	$—	$38,843
Cost of sales	7,980	(45)	(38)	—	(168)	7,729
Selling, informational and administrative expenses	10,233	(15)	—	—	(67)	10,151
Research and development expenses	5,346	7	—	—	(26)	5,326
Amortization of intangible assets	3,571	(3,438)	—	—	—	133
Restructuring charges and certain acquisition-related costs	377	—	(309)	—	(68)	—
Other (income)/deductions––net	(16)	(35)	—	—	(468)	(519)
Income from continuing operations before provision for taxes on income	11,351	3,527	347	—	797	16,023
Provision for taxes on income(b)	2,287	990	137	—	263	3,677
Income from continuing operations	9,064	2,537	211	—	534	12,345
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	32	—	—	—	—	32
Net income attributable to Pfizer Inc.	9,034	2,537	211	(1)	534	12,313
Earnings per common share attributable to Pfizer Inc.––diluted	1.49	0.42	0.03	—	0.09	2.03
See end of tables for notes (a) and (b).

	Three Months Ended October 2, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,045	$—	$—	$—	$—	$13,045
Cost of sales	3,085	(32)	(3)	—	(93)	2,957
Selling, informational and administrative expenses	3,559	(5)	—	—	(23)	3,531
Research and development expenses	1,881	—	—	—	(8)	1,873
Amortization of intangible assets	968	(936)	—	—	—	32
Restructuring charges and certain acquisition-related costs	531	—	(277)	—	(254)	—
Other (income)/deductions––net	1,417	6	—	—	(1,590)	(168)
Income from continuing operations before provision for taxes on income	1,604	966	280	—	1,969	4,819
Provision for taxes on income(b), (c)	249	366	73	—	370	1,058
Income from continuing operations(c)	1,355	600	207	—	1,599	3,761
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to Pfizer Inc.(c)	1,355	600	207	—	1,599	3,761
Earnings per common share attributable to Pfizer Inc.––diluted(c)	0.22	0.10	0.03	—	0.26	0.61

	Nine Months Ended October 2, 2016
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$39,196	$—	$—	$—	$—	$39,196
Cost of sales	9,111	(284)	(3)	—	(240)	8,584
Selling, informational and administrative expenses	10,414	(13)	—	—	(59)	10,342
Research and development expenses	5,360	1	—	—	(24)	5,336
Amortization of intangible assets	2,934	(2,841)	—	—	—	94
Restructuring charges and certain acquisition-related costs	988	—	(595)	—	(393)	—
Other (income)/deductions––net	2,815	33	—	—	(3,395)	(547)
Income from continuing operations before provision for taxes on income	7,575	3,103	598	—	4,112	15,388
Provision for taxes on income(b), (c)	1,109	962	47	—	1,377	3,496
Income from continuing operations(c)	6,465	2,141	550	—	2,735	11,892
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.(c)	6,440	2,141	550	—	2,735	11,867
Earnings per common share attributable to Pfizer Inc.––diluted(c)	1.04	0.35	0.09	—	0.44	1.92

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 23.7% in the third quarter of 2017, compared with 22.0% in the third quarter of 2016. The increase was primarily due to an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. The effective tax rate on Non-GAAP Adjusted income was 22.9% in the first nine months of 2017, compared with 22.7% in the first nine months of 2016. The increase was primarily due to a decrease in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations, partially offset by a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

(c)
GAAP Reported and Non-GAAP Adjusted amounts for the three and nine months ended October 2, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, requiring: (i) excess tax benefits or deficiencies (including tax benefits of dividend equivalents) of share-based compensation to be recognized as a component of the Provision for taxes on income (the net tax benefit was $35 million in the third quarter of 2016 and $85 million in the first nine months of 2016) and (ii) in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Adoption of New Accounting Standards in Pfizer’s 2016 Financial Report.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,126	$934	$3,482	$2,819
Cost of sales	28	32	45	284
Total purchase accounting adjustments––pre-tax	1,154	966	3,527	3,103
Income taxes(b)	(306)	(366)	(990)	(962)
Total purchase accounting adjustments––net of tax	848	600	2,537	2,141
Acquisition-related costs
Restructuring charges(c)	70	150	82	181
Transaction costs(c)	(14)	54	4	114
Integration costs(c)	73	73	224	300
Additional depreciation––asset restructuring(d)	26	3	38	3
Total acquisition-related costs––pre-tax	155	280	347	598
Income taxes(e)	(72)	(73)	(137)	(47)
Total acquisition-related costs––net of tax	83	207	211	550
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	—	(1)	—
Certain significant items
Restructuring charges(g)	21	254	68	393
Implementation costs and additional depreciation––asset restructuring(h)	69	122	185	350
Certain legal matters, net(i)	183	(40)	191	506
Loss on sale and impairment on remeasurement of HIS net assets(i)	(12)	1,422	52	1,422
Certain asset impairments(i)	127	126	127	1,073
Business and legal entity alignment costs(i)	16	69	54	180
Other(j)	45	17	119	189
Total certain significant items––pre-tax	449	1,969	797	4,112
Income taxes(k)	(161)	(370)	(263)	(1,377)
Total certain significant items––net of tax	288	1,599	534	2,735
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,219	$2,406	$3,280	$5,426

(a)	Included primarily in Amortization of intangible assets.

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

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended October 1, 2017, included in Cost of sales ($38 million), Selling, informational and administrative expenses ($22 million) and Research and development expenses ($9 million). For the three months ended October 2, 2016, virtually all included in Cost of sales ($89 million), Selling, informational and administrative expenses ($23 million) and Research and development expenses ($8 million). For the nine months ended October 1, 2017, included in Cost of sales ($113 million), Selling, informational and administrative expenses ($46 million) and Research and development expenses ($26 million). For the nine months ended October 2, 2016, virtually all included in Cost of sales ($269 million), Selling, informational and administrative expenses ($56 million) and Research and development expenses ($22 million).

(i)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
For the three months ended October 1, 2017, included in Cost of sales ($54 million) and Other (income)/deductions––net ($9 million income. For the three months ended October 2, 2016, included in Cost of sales ($4 million) and Other (income)/deductions––net ($13 million). For the nine months ended October 1, 2017, included in Cost of sales ($55 million), Selling, informational and administrative expenses ($21 million) and Other (income)/deductions––net ($43 million). For the nine months ended October 2, 2016, included in Cost of sales ($29 million income), Selling, informational and administrative expenses ($3 million), Research and development expenses ($2 million) and Other (income)/deductions––net ($213 million). In the three months and nine months ended October 1, 2017, includes $55 million in inventory losses, overhead costs related to the period in which our Puerto Rico plants were not operational, and incremental costs to date, all of which resulted from the recent hurricanes in Puerto Rico and are included in Cost of sales. For the nine months ended October 1, 2017, includes a net loss of $30 million related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the remaining 60% ownership interest. For the nine months ended October 2, 2016, primarily includes $150 million paid to Allergan for reimbursement of Allergan’s expenses associated with the terminated transaction.

(k)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The third quarter of 2016 was unfavorably impacted by the tax effects of an impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets. The first nine months of 2016 were favorably impacted by benefits related to the final resolution of an agreement in principle reached in February 2016 and finalized in April 2016 to resolve certain claims related to Protonix, which resulted in the receipt of information that raised our initial assessment in 2015 of the likelihood of prevailing on the technical merits of our tax position, as well as benefits associated with our Venezuela operations, partially offset by the unfavorable tax effects of the impairment charge related to the write-down of the HIS net assets to fair value less estimated costs to sell, mainly related to goodwill, which is not deductible for tax purposes, and the jurisdictional mix of intangible assets.

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

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Third Quarter of 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$8,118	$5,050	$—	$13,168	$—	$13,168
Cost of sales	1,082	1,448	170	2,699	147	2,847
% of revenue	13.3%	28.7%	*	20.5%	*	21.6%
Selling, informational and administrative expenses	1,736	727	1,016	3,478	22	3,500
Research and development expenses	639	249	964	1,851	8	1,859
Amortization of intangible assets	40	17	—	57	1,120	1,177
Restructuring charges and certain acquisition-related costs	—	—	—	—	149	149
Other (income)/deductions––net	(253)	(155)	147	(261)	312	51
Income/(loss) from continuing operations before provision for taxes on income	$4,875	$2,765	$(2,297)	$5,343	$(1,759)	$3,585

	Nine Months Ended October 1, 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$23,204	$15,639	$—	$38,843	$—	$38,843
Cost of sales	2,912	4,319	497	7,729	252	7,980
% of revenue	12.6%	27.6%	*	19.9%	*	20.5%
Selling, informational and administrative expenses	4,914	2,212	3,026	10,151	82	10,233
Research and development expenses	1,709	755	2,862	5,326	20	5,346
Amortization of intangible assets	90	43	—	133	3,438	3,571
Restructuring charges and certain acquisition-related costs	—	—	—	—	377	377
Other (income)/deductions––net	(611)	(248)	341	(519)	503	(16)
Income/(loss) from continuing operations before provision for taxes on income	$14,190	$8,558	$(6,725)	$16,023	$(4,671)	$11,351

	Third Quarter of 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,332	$5,712	$—	$13,045	$—	$13,045
Cost of sales	1,039	1,546	372	2,957	128	3,085
% of revenue	14.2%	27.1%	*	22.7%	*	23.6%
Selling, informational and administrative expenses	1,647	813	1,071	3,531	28	3,559
Research and development expenses	671	292	911	1,873	8	1,881
Amortization of intangible assets	25	7	—	32	936	968
Restructuring charges and certain acquisition-related costs	—	—	—	—	531	531
Other (income)/deductions––net	(237)	(73)	142	(168)	1,584	1,417
Income/(loss) from continuing operations before provision for taxes on income	$4,187	$3,128	$(2,496)	$4,819	$(3,215)	$1,604
See end of tables for notes (a) through (d).

	Nine Months Ended October 2, 2016
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$21,471	$17,725	$—	$39,196	$—	$39,196
Cost of sales	2,930	4,677	977	8,584	527	9,111
% of revenue	13.6%	26.4%	*	21.9%	*	23.2%
Selling, informational and administrative expenses	4,947	2,435	2,960	10,342	72	10,414
Research and development expenses	1,815	876	2,645	5,336	23	5,360
Amortization of intangible assets	74	20	—	94	2,841	2,934
Restructuring charges and certain acquisition-related costs	—	—	—	—	988	988
Other (income)/deductions––net	(764)	(267)	484	(547)	3,362	2,815
Income/(loss) from continuing operations before provision for taxes on income	$12,470	$9,985	$(7,066)	$15,388	$(7,813)	$7,575

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Third Quarter of 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	28	142	170
Selling, informational and administrative expenses	—	—	993	23	1,016
Research and development expenses	568	193	194	8	964
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(2)	—	167	(18)	147
Loss from continuing operations before provision for taxes on income	$(566)	$(193)	$(1,382)	$(156)	$(2,297)

	Nine Months Ended October 1, 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(3)	500	497
Selling, informational and administrative expenses	—	(1)	2,995	31	3,026
Research and development expenses	1,674	560	616	12	2,862
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(29)	—	339	31	341
Loss from continuing operations before provision for taxes on income	$(1,645)	$(559)	$(3,948)	$(573)	$(6,725)

	Third Quarter of 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	104	268	372
Selling, informational and administrative expenses	—	1	1,073	(3)	1,071
Research and development expenses	575	172	169	(5)	911
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	5	—	191	(54)	142
Loss from continuing operations before provision for taxes on income	$(580)	$(173)	$(1,537)	$(206)	$(2,496)

	Nine Months Ended October 2, 2016
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	194	783	977
Selling, informational and administrative expenses	—	1	2,910	48	2,960
Research and development expenses	1,629	487	523	6	2,645
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(22)	—	590	(83)	484
Loss from continuing operations before provision for taxes on income	$(1,608)	$(488)	$(4,217)	$(753)	$(7,066)

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

(iii)
Corporate—the costs associated with Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement) and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments. Effective in the first quarter of 2017, Corporate also includes the costs associated with our Pfizer Medical organization (Medical), previously reported as part of Other Business Activities. Medical is responsible for the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations. We have reclassified approximately $33 million and $94 million of Medical costs from Other Business Activities to Corporate in the third quarter and first nine months of 2016, respectively, to conform to the current period presentation.

We recognized a $4 million loss in the third quarter of 2017 and a $67 million gain in the first nine months of 2017 as an offset to Cost of sales related to foreign currency forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7F. Derivative Financial Instruments and Hedging Activities.

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

For information purposes only, for the first nine months of 2017, we estimate that Other costs, as described above, for combined WRD and GPD costs of $2.2 billion, and combined Corporate and Other Unallocated costs of $4.0 billion after excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $704 million for the first nine months of 2017 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $146 million for the first nine months of 2017 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

	Nine Months Ended October 1, 2017
		Estimated Other Costs Associated with IH(ii)
(MILLIONS OF DOLLARS)	Innovative Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Innovative Health with Estimated Other Costs Associated with Innovative Health Non-GAAP Adjusted(ii), (iii)
Revenues	$23,204	$—	$—	$23,204
Cost of sales	2,912	—	68	2,980
Selling, informational and administrative expenses	4,914	(1)	1,688	6,601
Research and development expenses	1,709	2,220	575	4,504
Amortization of intangible assets	90	—	—	90
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(611)	(29)	(84)	(725)
Income from continuing operations before provision for taxes on income	14,190	(2,190)	(2,246)	9,754

	Nine Months Ended October 1, 2017
		Estimated Other Costs Associated with EH(ii)
(MILLIONS OF DOLLARS)	Essential Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Essential Health with Estimated Other Costs Associated with Essential Health Non-GAAP Adjusted(ii), (iii)
Revenues	$15,639	$—	$—	$15,639
Cost of sales	4,319	—	429	4,749
Selling, informational and administrative expenses	2,212	—	1,338	3,550
Research and development expenses	755	15	53	823
Amortization of intangible assets	43	—	—	43
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(248)	—	(104)	(353)
Income from continuing operations before provision for taxes on income	8,558	(15)	(1,716)	6,827

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

Third Quarter of 2017 vs. Third Quarter of 2016
Innovative Health Operating Segment
Revenues
IH Revenues increased $786 million, or 11%, to $8.1 billion, reflecting an 11% operational increase. Foreign exchange had a de minimis impact on IH Revenues.
The following provides an analysis of the increase in IH Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the three months ended October 2, 2016	$7,332

Operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Lyrica and Xeljanz, both primarily in the U.S.	751
Growth in Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	148
Lower revenues for Viagra in the U.S. primarily due to wholesaler destocking in advance of anticipated generic competition beginning in December 2017	(91)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(89)
Decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the prior-year quarter, partially offset by growth from the pediatric indication. International revenues increased primarily due to the favorable overall impact of timing of government purchases in certain emerging markets and the launch of Prevenar 13 in China for the pediatric indication.	(16)
Other operational factors, net	95
Operational growth, net	799

Unfavorable impact of foreign exchange	(13)
IH Revenues increase	786
IH Revenues, for the three months ended October 1, 2017	$8,118
Total IH revenues from emerging markets increased $167 million, or 18%, to $1.1 billion on both a reported and operational basis. Foreign exchange had a de minimis impact on total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 0.8 percentage points, primarily driven by a favorable change in product mix, including an increase in alliance revenue, which have no associated cost of sales, partially offset by an increase in royalty expense, mostly related to Ibrance, and the unfavorable impact of foreign exchange.

•
The increase in Cost of sales of 4% was primarily driven by an increase in royalty expense, mostly related to Ibrance, and the unfavorable impact of foreign exchange, partially offset by a favorable change in product mix.

•
The increase in Selling, informational and administrative expenses of 5% was primarily driven by additional investment across several of our key products, primarily Eucrisa, Ibrance and Xtandi. The increase was partially offset by lower spending for certain other products, primarily Prevnar 13/Prevenar 13, and the favorable impact of foreign exchange.

•	The decrease in Research and development expenses of 5% primarily reflects:

◦	the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016, partially offset by increased costs associated with:

◦	our oncology programs, primarily clinical trial spend on legacy Medivation assets and our immuno-oncology development programs;

◦	our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017; and

◦	our tanezumab development program.

•	The favorable change in Other (income)/deductions––net primarily reflects:

◦	the addition of $73 million in Xtandi royalty income;

◦	a $54 million increase in dividend income from our investment in ViiV; and

◦	a $50 million milestone payment received for an out-licensed product, partially offset by:

◦
lower royalty income for Enbrel of $139 million, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013).

Essential Health Operating Segment
Revenues
EH Revenues decreased $662 million, or 12%, to $5.0 billion, reflecting an 11% operational decrease, of which 5% operationally was due to the sale of HIS. Foreign exchange had an unfavorable impact of 1% on EH Revenues.
The following provides an analysis of the decrease in EH Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the three months ended October 2, 2016	$5,712

Disposition-related operational impact:
Financial results in the third quarter of 2017 do not reflect any contribution from HIS global operations, compared to the inclusion of three months of HIS global operations in the same period in 2016 (February 2017 sale)	(280)

Other operational growth/(decline):
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Lyrica and Vfend, both primarily in developed Europe	(220)
Decline from the Sterile Injectable Pharmaceuticals portfolio, primarily due to legacy Hospira product shortages in the U.S.	(182)
Growth from Biosimilars	55
Other operational factors, net	6
Operational decline, net	(621)

Unfavorable impact of foreign exchange	(41)
EH Revenues decrease	(662)
EH Revenues, for the three months ended October 1, 2017	$5,050
Total EH revenues in developed markets decreased $749 million, or 18%, to $3.3 billion, reflecting an 18% operational decline, of which 6% operationally was due to the unfavorable impact of the sale of HIS. Total EH revenues in developed markets were also negatively impacted by a 33% operational decline from Peri-LOE Products and a 20% operational decline from the Sterile Injectable Pharmaceuticals portfolio primarily due to legacy Hospira product supply shortages in the U.S., partially offset by 65% operational growth from Biosimilars. Foreign exchange had a de minimis impact on total EH revenues in developed markets.
Total EH revenues from emerging markets increased $87 million, or 5%, to $1.7 billion, reflecting 7% operational growth, primarily driven by 6% operational growth from the Legacy Established Products portfolio and 14% operational growth from the Sterile Injectable Pharmaceuticals portfolio. Foreign exchange had an unfavorable impact of 1%. Excluding HIS from both periods, EH revenues in emerging markets grew 8% operationally.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the third quarter of 2017 do not reflect HIS global operations, while operating results for EH for the third quarter of 2016 reflect three months of HIS global operations.

•
Cost of sales as a percentage of Revenues increased 1.6 percentage points primarily due to cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy, and the impact of product losses of exclusivity, partially offset by the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products.

•	The decrease in Cost of sales of 6% was primarily due to:

◦	the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products;

◦	a net decrease in royalty expense and, to a lesser extent,

◦	lower volumes driven by, among other things, the Sterile Injectable Pharmaceuticals (SIP) portfolio, primarily due to legacy Hospira product shortages in the U.S., partially offset by:

◦	cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy.

•
Selling, informational and administrative expenses decreased 11%, mainly due to lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and lower expenses associated with products that recently lost marketing exclusivity, as well as the favorable impact of the sale of HIS, partially offset by increased spending for biosimilars, primarily related to the U.S. launch of Inflectra.

•	Research and development expenses decreased 15%, primarily due to the close-out of certain post-marketing clinical trials and the favorable impact of the sale of HIS.

•	The favorable change in Other (income)/deductions––net primarily reflects income from resolution of a contract disagreement and the favorable impact of foreign exchange.
First Nine Months of 2017 vs. First Nine Months of 2016
Innovative Health Operating Segment
Revenues
IH Revenues increased $1,733 million, or 8%, to $23.2 billion, reflecting a 9% operational increase. Foreign exchange had an unfavorable impact of 1% on IH Revenues.
The following provides an analysis of the increase in IH Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the nine months ended October 2, 2016	$21,471

Operational growth/(decline):
Continued growth from key brands including Ibrance and Eliquis globally, as well as Lyrica and Xeljanz, both primarily in the U.S.	2,102
Growth in Xtandi alliance revenues in the U.S. (September 2016 acquisition of Medivation)	420
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(353)
Decline in Prevnar 13/Prevenar 13 revenues. U.S. revenues decreased primarily due to the continued decline in revenues for the Adult indication due to a smaller remaining “catch up” opportunity compared to the first nine months of 2016, partially offset by growth from the pediatric indication. International revenues increased primarily due to the favorable overall impact of timing of government purchases in certain emerging markets and the launch of Prevenar 13 in China for the pediatric indication.	(213)
Lower revenues for Viagra in the U.S. primarily due to lower market growth	(186)
Other operational factors, net	113
Operational growth, net	1,883

Unfavorable impact of foreign exchange	(150)
IH Revenues increase	1,733
IH Revenues, for the nine months ended October 1, 2017	$23,204
Total IH revenues from emerging markets increased $377 million, or 14%, to $3.1 billion, reflecting a 15% operational increase. Foreign exchange had an unfavorable impact of 1% on Total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 1.1 percentage points primarily driven by a favorable change in product mix, including an increase in alliance revenue, which have no associated cost of sales, partially offset by an increase in royalty expense, mostly related to Ibrance.

•
The decrease in Cost of sales of 1% was primarily driven by favorable product mix and the favorable impact of foreign exchange, partially offset by an increase in royalty expense, mostly related to Ibrance.

•
The decrease in Selling, informational and administrative expenses of 1% was primarily driven by the non-recurrence of an allowance for doubtful trade accounts receivable, resulting from unfavorable developments with a distributor that was recorded in the first quarter of 2016, lower spending for certain products, primarily Prevnar 13/Prevenar 13, and the favorable impact of foreign exchange, partially offset by additional investment across several of our key products, primarily Eucrisa, Ibrance, Xtandi and Xeljanz.

•	The decrease in Research and development expenses of 6% primarily reflects:

◦	the discontinuation of the global clinical development program for bococizumab in the fourth quarter of 2016, partially offset by:

◦	increased costs associated with:

▪	our oncology programs, including clinical trial spend on legacy Medivation assets;

▪	our C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017; and

▪	our tanezumab development program; and

◦	an expense of $28 million, representing IH’s portion of the $75 million expense resulting from our May 2017 agreement with Sangamo to develop and commercialize gene therapy programs for Hemophilia A.

•	The unfavorable change in Other (income)/deductions––net primarily reflects:

◦
lower royalty income for Enbrel of $414 million, resulting from the expiration on October 31, 2016 of the 36-month royalty period under the collaboration agreement for Enbrel in the U.S. and Canada (the collaboration period under the agreement expired on October 31, 2013), partially offset by:

◦	an increase of $204 million in dividend income from our investment in ViiV;

◦	the addition of $160 million of Xtandi royalty income; and

◦	a $50 million milestone payment received for an out-licensed product.

Essential Health Operating Segment
Revenues
EH Revenues decreased $2.1 billion, or 12%, to $15.6 billion, reflecting a 11% operational decrease, of which 4% operationally was due to the sale of HIS. Foreign exchange had an unfavorable impact of 1% on EH Revenues.
The following provides an analysis of the decrease in EH Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the nine months ended October 2, 2016	$17,725

Disposition-related operational impact:
Approximately one month of HIS domestic operations and approximately two months of HIS international operations in the first nine months of 2017, compared to nine months of HIS global operations in the same period in 2016 (February 2017 sale)	(783)

Other operational growth/(decline):
Decline from Peri-LOE Products, including declines in Pristiq in the U.S., which lost marketing exclusivity in the U.S. in March 2017, as well as Lyrica and Vfend, both primarily in developed Europe	(779)
Decline in the Legacy Established Products portfolio	(250)
Decline from the Sterile Injectable Pharmaceuticals portfolio, primarily due to legacy Hospira product shortages in the U.S.	(169)
Growth from Biosimilars	143
Other operational factors, net	(26)
Operational decline, net	(1,864)

Unfavorable impact of foreign exchange	(222)
EH Revenues decrease	(2,086)
EH Revenues, for the nine months ended October 1, 2017	$15,639
Total EH revenues in developed markets decreased $2.2 billion, or 17%, to $10.5 billion, reflecting a 17% operational decline, of which 5% operationally was due to the unfavorable impact of the sale of HIS. Total EH revenues in developed markets were also negatively impacted by a 36% operational decline from Peri-LOE Products, a 7% operational decline in the Legacy Established Products portfolio and a 9% operational decline from the Sterile Injectable Pharmaceuticals portfolio, partially offset by 64% operational growth from Biosimilars. Foreign exchange had an unfavorable impact of 1%.
Total EH revenues from emerging markets increased $131 million, or 3%, to $5.1 billion, reflecting 6% operational growth, primarily driven by 5% operational growth from the Legacy Established Products portfolio and 15% operational growth from the Sterile Injectable Pharmaceuticals portfolio. Foreign exchange had an unfavorable impact of 3%. Excluding HIS in both periods, EH revenues in emerging markets grew 7% operationally.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the first nine months of 2017 include approximately one month of HIS domestic operations and approximately two months of HIS international operations, while operating results for EH for the first nine months of 2016 reflect nine months of HIS global operations.

•
Cost of sales as a percentage of Revenues increased 1.2 percentage points, primarily due to cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy, and the impact of product losses of exclusivity, partially offset by the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products, and the favorable impact of foreign exchange.

•	The decrease in Cost of sales of 8% primarily reflects;

◦	the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products;

◦	the favorable impact of foreign exchange;

◦	a net decrease in royalty expense and, to a lesser extent,

◦	lower volumes driven by, among other things, the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., partially offset by:

◦	cost increases reflecting the shift to EH of certain legacy Hospira costs that were previously unallocated to EH as a result of harmonizing the Hospira cost policy.

•
Selling, informational and administrative expenses decreased 9% primarily due to lower advertising, promotional, and field force expenses associated with products that recently lost marketing exclusivity and certain other expenses related to disputes in the ordinary course of business, as well as the favorable impact of the sale of HIS and the favorable impact of foreign exchange, partially offset by increased spending for biosimilars, primarily related to the U.S. launch of Inflectra.

•	Research and development expenses decreased 14%, primarily due to the close-out of certain post-marketing clinical trials and the favorable impact of the sale of HIS.

•
The unfavorable change in Other (income)/deductions––net primarily reflects the non-recurrence of a resolution of a contract disagreement in the first quarter of 2016, partially offset by a gain on the redemption of an acquired bond.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and first nine months of 2017 reflect the following:

•
For Foreign currency translation adjustments, net, for the third quarter of 2017, primarily reflects the weakening of the U.S. dollar against the euro, Canadian dollar and Australian dollar; for the first nine months of 2017, primarily reflects the weakening of the U.S. dollar against the euro, Canadian dollar, Swedish krona and the Australian dollar. For the first nine months of 2017, also includes the reclassification of amounts related to the agreement to sell our 40% ownership investment in Teuto. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Equity-Method Investments.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains on available-for-sale securities, net, reflect the impact of fair value remeasurements and the reclassification of realized amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial losses, net, for the third quarter and first nine months of 2017, primarily reflects (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income; (ii) the unfavorable impact of foreign exchange; and (iii) an increase in actuarial losses due to an interim remeasurement. The first nine months of 2017 also reflects the remeasurement gain due to the settlement of the Hospira U.S. qualified defined benefit plan. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

The changes in our asset and liability accounts as of October 1, 2017, compared to December 31, 2016, generally reflect, among other things, the impact of assets acquired and liabilities assumed as part of the acquisition of AstraZeneca’s small molecule anti-infectives business, measurement period adjustments related to the acquisition of Medivation, and fluctuations in foreign currency exchange rates. The following explanations exclude the impact of the acquisition of AstraZeneca’s small molecule anti-infectives business, measurement period adjustments related to the acquisition of Medivation, as well as the sale of HIS to ICU Medical and foreign exchange (see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments and Note 9. Identifiable Intangible Assets and Goodwill for additional information).

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change reflects the build of inventory primarily for and in advance of new or potential product launches and increases to meet targeted levels for certain products in the normal course of business, including those related to demand.

•
For Other current assets, the change reflects a decrease in receivables associated with our derivative financial instruments, as well as the timing of receipt and payments in the normal course of business, partially offset by an increase in VAT receivable balances due to a change in our supply chain.

•	For PP&E, the change primarily reflects depreciation during the period and reductions due to restructuring efforts, partially offset by capital additions in the normal course of business.

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period, partially offset by intangible assets recorded in connection with the EU and U.S. approvals of Besponsa. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7E. Financial Instruments: Other Noncurrent Liabilities.

•	For Other noncurrent assets, the change reflects a decrease in receivables associated with our derivative financial instruments, partially offset by net increases in the normal course of business.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business, including the impact of efforts to improve working capital efficiencies.

•
For Accrued compensation and related items, the decrease reflects normal bonus payments made to employees and a reduction related to the termination of a Hospira U.S. qualified defined benefit pension plan, partially offset by current year’s accruals. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•	For Other current liabilities, the change reflects a decrease in liabilities associated with:

◦	payment for consideration transferred for Medivation;

◦	payments for restructuring activities and payments for liabilities related to the closeout of bococizumab clinical studies; and

◦	our derivative financial instruments,
partially offset by:
◦an increase related to accrued healthcare fees;

◦
an accrual for net funds due to ICU Medical for net economic benefit payments (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)); and

◦	the impact of timing of payments in the normal course of business.

•	For Pension benefit obligations, net, the decrease primarily reflects the $1.0 billion voluntary pension contribution in January 2017 and payments to plan participants.

•	For Other noncurrent liabilities, the change reflects a decrease in liabilities associated with:

◦	an increase in reclassification of short-term liabilities;

◦	our derivative financial instruments; and

◦
the reversal of a contingent liability as a result of exiting our investment in Teuto (see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Equity Method Investments),

partially offset by:

◦
an increase of $351 million to record obligations in connection with the EU and U.S. approvals of Besponsa (see Notes to Condensed Consolidated Financial Statements—Note 7E. Financial Instruments: Other Noncurrent Liabilities);

◦
an increase in deferred revenue from a milestone payment received from Merck for the ertugliflozin collaboration agreement (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Collaboration Arrangement); and

◦	accruals in the normal course of business.

•
For Treasury stock, the change reflects $5 billion paid to Citibank in February 2017 pursuant to the terms of an accelerated share repurchase agreement. See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	October 1, 2017	October 2, 2016	% Change
Cash provided by/(used in):
Operating activities(a)	$9,728	$10,151	(4)
Investing activities	38	(4,704)	*
Financing activities(a)	(9,650)	(6,915)	40
Effect of exchange-rate changes on cash and cash equivalents	67	(79)	*
Net increase/(decrease) in Cash and cash equivalents	$184	$(1,547)	*

*	Calculation not meaningful.

(a)
Amounts for the nine months ended October 2, 2016 have been revised from previously reported amounts to reflect the adoption of a new accounting standard in the fourth quarter of 2016, as of January 1, 2016, that requires that cash flows present (i) excess tax benefits as Other tax accounts, net as part of operating activities, rather than financing activities on a prospective basis beginning in the year of adoption, and (ii) cash paid by us when directly withholding shares for tax-withholding purposes as a cash outflow from financing activities, rather than operating activities and is reflected in the year of adoption. The year-to-date excess tax benefit was $87 million in the first nine months of 2016. For cash paid by us for withholding purposes, $134 million for the first nine months of 2016 is presented as financing activities in the condensed consolidated statement of cash flows (see Notes to Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards).

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
Operating Activities

Our net cash provided by operating activities was $9.7 billion in the first nine months of 2017, compared to $10.2 billion in the same period in 2016. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, as well as an increase in benefit plan contributions.
In the first nine months of 2017, the line item Other adjustments, net primarily reflects, among other items, the decrease in the provision for bad debt expense, an increase in dividends from an equity-method investment reclassified to investing activities in 2017 and an increase in net gains on sales of PP&E.
In the first nine months of 2017 and 2016, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and noncurrent liabilities. For the first nine months of 2016, this line item also includes the adjustments necessary to reflect the payments of certain legal claims accrued in prior periods, including for Protonix-related matters. For additional information about accounts receivable, see also the “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” section of this MD&A.
For additional information about changes in other assets and liabilities account balances, see also “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.

Investing Activities
Our net cash provided by investing activities was $38 million in the first nine months of 2017, compared to net cash used in investing activities of $4.7 billion in the same period in 2016. The change in net cash provided by investing activities was primarily attributable to:

•
a decrease in cash used for acquisitions—cash paid of $1.0 billion, net of cash acquired, primarily for the acquisition of AstraZeneca’s small molecule anti-infectives business in 2017 and substantially all of the remaining consideration for the Medivation acquisition, compared to cash paid of $17.7 billion, net of cash acquired, primarily for the acquisitions of Medivation, Bamboo and Anacor in 2016 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Collaborative Arrangement and Equity-Method Investments: Acquisitions); and

•	an increase in Other investing activities, net, including dividends received from an equity-method investment, partially offset by:

•	less net proceeds generated from the sale of investments of $12.2 billion in 2017 for cash needs.
Financing Activities
Our net cash used in financing activities was $9.6 billion in first nine months of 2017, compared to $6.9 billion in the same period in 2016. The change in net cash used in financing activities was primarily attributable to:

•	$2.2 billion less proceeds raised from net short-term borrowings in the first nine months of 2017, compared to the first nine months of 2016; and

•	$5.8 billion cash dividends paid in the first nine months of 2017, compared to $5.5 billion in the same period in 2016, partially offset by:

•
the issuance of long-term debt of $5.3 billion in the first nine months of 2017, compared to $5.0 billion in the same period in 2016 (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt).

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	October 1, 2017	December 31, 2016
Selected financial assets:
Cash and cash equivalents(a)	$2,779	$2,595
Short-term investments(a)	14,146	15,255
Long-term investments(a)	7,311	7,116
	24,236	24,967
Debt:
Short-term borrowings, including current portion of long-term debt	9,448	10,688
Long-term debt	34,503	31,398
	43,951	42,085
Selected net financial liabilities(b)	$(19,714)	$(17,118)

Working capital(c)	$12,074	$7,834
Ratio of current assets to current liabilities	1.43:1	1.25:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.20	$9.81

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

(c)
The increase in working capital is primarily due to the timing of accruals, cash receipts and payments in the ordinary course of business, a decline in short-term borrowings and an increase in inventory related to new or potential products, partially offset by a decline in short-term investments used for various cash needs and the sale of HIS assets to ICU Medical.

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

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale. Specifically, we received delayed payments for 2016 revenues from the Greek government; virtually all Greece government receivables pertain to 2017 revenues. Also, the Greek government restructured its debt to other third parties in the third quarter of 2016. We determined our allowance for doubtful accounts to reflect these events, and have $35 million in net receivables from the Greek government as of October 1, 2017. Reported revenues from all customers in Greece for the nine months ended October 1, 2017 were $180 million.

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

As of October 1, 2017, we had about $533 million in aggregate gross accounts receivable from governments and/or government agencies in Italy, Spain, Greece and Portugal where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $65 million, were as follows: $40 million in Italy; $18 million in Portugal; $4 million in Greece; and $3 million in Spain.

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
Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of October 1, 2017, we had access to $7.8 billion of lines of credit, of which $689 million expire within one year. Of these lines of credit, $7.7 billion were unused, of which our lenders have committed to loan us $7.0 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2021, may be used to support our commercial paper borrowings.

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

Global Economic Conditions––U.K.
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In January 2017, the U.K. Prime Minister announced a 12-point plan of negotiating objectives and confirmed that the U.K. government will not seek continued membership in the EU single market. In March 2017, the U.K. government formally notified the

European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. This process continues to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval of our products.

We generated approximately 2% of our worldwide revenues from the U.K. in the first nine months of 2017. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

In the second quarter of 2015, the Venezuelan government identified three official rates of exchange. These were the CENCOEX rate of 6.3; the SICAD rate of 13.5 (as of November 2017); and the SIMADI rate of 3,345 (as of November 2017). Effective in March 2016, the CENCOEX rate was replaced by the DIPRO rate of 10 (as of February 2017); the SICAD rate ceased to be offered; and the SIMADI rate was planned to be replaced by the DICOM rate. The Venezuelan government continued to publish the SIMADI rate, which was commonly referred to as the DICOM rate, and then began to publish the DICOM rate beginning in August 2017. That SIMADI, now DICOM, rate has grown from 206 in March 2016 to about 3,345 (as of November 2017). Based on conditions in Venezuela, we resolved that our Venezuelan bolivar-denominated net monetary assets that are subject to revaluation are no longer expected to be substantially settled at the Venezuelan government CENCOEX official rate of 6.3 or the DIPRO official rate of 10, but at a rate of 500 at the end of the second quarter and third quarter of 2016, and 670 at the end of the fourth quarter of 2016, and at the end of the first and second quarters of 2017, and 2,640 at the end of the third quarter of 2017.
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
On July 11, 2016, the Venezuelan government administration announced a new program under a State of Emergency decree that is intended to control the use of raw materials, production and distribution of products, specifically for medicines and foods. It is uncertain how this program will be applied to Pfizer in Venezuela. We continue to operate under adverse conditions in Venezuela and have $6 million of net monetary assets and $40 million of non-monetary assets, excluding inventory carried at lower of cost or market, in Venezuela at August 27, 2017, our international quarter-end.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 1, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced accelerated share repurchase agreements:
	Three Months Ended		Nine Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	October 1, 2017	October 2, 2016	October 1, 2017(a)	October 2, 2016(b)
Shares of common stock purchased	—	—	150	154
Cost of purchase	$—	$—	$5.0	$5.0

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

At October 1, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

Dividends on Common Stock

In September 2017, our Board of Directors declared a dividend of $0.32 per share, payable on December 1, 2017, to shareholders of record at the close of business on November 10, 2017.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of October 1, 2017

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
January 1, 2018.
We have made substantial progress in completing our review of the impact of this guidance across our various business arrangements and revenue-related activities, and do not expect the adoption of this standard to have a material impact on our reported Revenues in our consolidated financial statements, revenue recognition processes, or our internal controls. We are reviewing our disclosures for revenue recognition and do not anticipate significant changes will be needed to conform with the disclosure requirements of the new guidance.
The interpretation and applicability of the new revenue recognition standard to collaboration arrangements in certain industries is still being assessed. We expect that milestone payments received in our collaboration agreements, which are recorded in Other (income)/deductions––net, and currently amortized over the life of the agreement, will, for many arrangements, be amortized over the remaining development period or sooner, if there is a distinct and separable licensing component. We are required to apply the new rules to existing contracts as if the new principles had always existed, and therefore, upon adoption, we expect to record a cumulative effect adjustment to Retained earnings as of the adoption date in the range of $350 million to $550 million to accelerate what would have been future income under the current rules into prior periods. The financial statement impact on pre-tax income is expected to be less than $100 million in any future annual period.
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
In September 2017, the FASB issued a proposed amendment to this new standard which is intended to clarify certain aspects of the guidance.
January 1, 2018.
We have substantially completed our review of the impact of this new guidance on our consolidated financial statements, and will continue to assess events which may occur prior to adoption. As of October 1, 2017, we have $1.0 billion in available-for-sale equity securities and approximately $273 million of restricted stock and private equity securities which will be subject to the new rules. Further, for the nine months ended October 1, 2017, we recognized $406 million of previously unrealized holding gains and $119 million of previously unrealized losses on available-for-sale equity securities in Other comprehensive income, which would have been recorded to Other (income)/ deductions––net under the new rules. The impact of adoption will be recorded as a cumulative effect adjustment to Retained earnings. We expect the adoption of this new accounting standard may increase the volatility of our income in future periods due to changes in the fair value of equity investments. We do not expect that the proposed amendment, as currently drafted, will have any substantive impact to our assessment discussed above. We continue to monitor changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.

In August 2016, the FASB issued new guidance on the classification of certain transactions in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted.
We have substantially completed our review and will continue to assess events which may occur prior to adoption. Retrospective application is required. Upon adoption, we expect to reclassify approximately $362 million of cash outflows related to debt redemption in 2016 from operating activities to financing activities. We also expect to reclassify approximately $32 million of cash inflows from trust-owned life insurance contracts in 2016 from operating activities to investing activities. Cash outflows from trust-owned life insurance contracts represent benefit payments and are classified as operating activities. In addition, although there is no impact on the presented historical comparative financial statements, the new guidance may impact the classification of certain cash flows related to contingent consideration in a business acquisition, depending on the ultimate settlement amount of the reported contingency liability.

In October 2016, the FASB issued new guidance on the presentation of restricted cash in the Statement of Cash Flows.	January 1, 2018. Earlier application is permitted.
We have substantially completed our review and will continue to assess events which may occur prior to adoption. Retrospective application is required. Our restricted cash balances as of the end of 2016 were approximately $18.1 million of short-term restricted cash and $45.3 million of long-term restricted cash. Our restricted cash balances as of October 1, 2017 were approximately $6.4 million of short-term restricted cash and $68.7 million of long-term restricted cash.

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
We have substantially completed our review and will continue to assess events which may occur prior to adoption. The new guidance applies to the full or partial sale or transfer of nonfinancial assets, including intangible assets, real estate and inventory, under which the gain or loss is the difference between the consideration received and the carrying value of the asset. The new guidance does not impact out-licensing arrangements. We are not expecting a material impact on existing transactions. We will continue to monitor for changes in our business and transactions which might be impacted by these new standards. The impact of adoption, if any, will be recorded as a cumulative effect adjustment to Retained Earnings.

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
January 1, 2018.
We have made substantial progress in completing our review of the impact of this new guidance. We anticipate that upon adoption, the net benefit costs other than service costs will be reclassified to Other (income)/deductions-net from their current classification within Cost of sales, Selling, informational and administrative expenses, and Research and development expenses. We expect to adopt the practical expedient which allows us to ignore capitalized pension expense in the retrospective adjustments in our Statements of Income. Net benefit cost/(income) other than service costs was $154 million for the year ended December 31, 2016 and $89 million for the nine months ended October 1, 2017 (see Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefits for further details). We are still assessing the impact on our results of operations for business segment reporting, changes in accounting processes, such as inventory standard costing methodologies, and policies.
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
We have substantially completed our review and will continue to assess events that may occur prior to adoption. The new accounting standard is applicable on a prospective basis upon adoption and therefore has no impact on completed transactions. The impact of adopting this guidance will be dependent upon whether we make any future modifications of share-based payment awards, and we have no plans to modify share-based payment awards at this time.

In February 2016, the FASB issued an update to its guidance on leases. The new ASU provides guidance for both lessee and lessor accounting models. Among other things, the new guidance requires that a right of use asset and a lease liability be recognized for leases with a duration of greater than one year.
January 1, 2019. Earlier application is permitted.
We have made substantial progress in completing our review of the impact of this new guidance. We anticipate recognition of at least $2 billion of additional assets and corresponding liabilities on our balance sheet. We are currently assessing the potential impact of embedded leases on our consolidated financial statements, given our manufacturing outsourcing, service arrangements and other agreements. In connection with this guidance we will need to design new global processes and technological solutions to provide the appropriate financial accounting and disclosure data. We continue to monitor changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our conclusions.

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
In August 2017, the FASB issued new guidance making targeted improvements to accounting for hedging activities. The objective of this amendment is to improve financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, and also to simplify the application of hedge accounting guidance.
	January 1, 2019. Early adoption is permitted, including in interim periods.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements and, pending our final review, we may consider early adoption.
In June 2016, the FASB issued new guidance on accounting for credit losses of financial instruments. The new guidance replaces the probable initial recognition threshold for incurred loss estimates in current GAAP with a methodology that reflects expected credit loss estimates.
January 1, 2020. Earlier application is permitted as of fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.
We are assessing the impact of the provisions of this new guidance on our consolidated financial statements. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for our financial instruments, using information such as historical estimates and current economic environmental conditions, plus the use of reasonable supportable forecast information.

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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the expected impact of the recent hurricanes in Puerto Rico set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Impact of Recent Hurricanes in Puerto Rico” section of this MD&A, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, the anticipated timeframe for any decision regarding strategic alternatives for Pfizer Consumer Healthcare set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Our Business Development Initiatives” section of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, the financial guidance set forth in the “Our Financial Guidance for 2017” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions, the anticipated product performance set forth in “Revenues and Product Developments—Revenues—Selected Product Discussion” of this MD&A and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2017 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
risks associated with preliminary, early stage or interim data, including the risk that final results of studies for which preliminary, early stage or interim data have been provided and/or additional clinical trials may be different from (including less favorable than) the preliminary, early stage or interim data results and may not support further clinical development of the applicable product candidate or indication;

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

•
difficulties or delays in manufacturing, including delays caused by natural events, such as hurricanes; supply shortages at our facilities; and legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions or voluntary recall of a product;

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

•
risks and uncertainties related to our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for Xtandi and expand Xtandi into the non-metastatic castration-resistant prostate cancer setting; significant transaction costs; and unknown liabilities; and

•
risks and uncertainties related to our evaluation of strategic alternatives for our Consumer Healthcare business, including, among other things, the ability to realize the anticipated benefits of any strategic alternatives we may pursue for our Consumer Healthcare business, including the potential for disruption to our business resulting from the evaluation of strategic alternatives for Pfizer Consumer Healthcare; the possibility that we may not be able to realize a higher value for Pfizer Consumer Healthcare through strategic alternatives; and unknown liabilities.

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

Item 1A. Risk Factors
The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K are incorporated by reference herein. We are including the following revised risk factor, which updates and supersedes the corresponding risk factor disclosed in our 2016 Form 10-K, and should be read in conjunction with our description of risk factors in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K:
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

Regulatory agencies periodically inspect our drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions or voluntary recall of a product, any of which could have a material adverse effect on our business, financial condition and results of operations. In February 2017, we received a warning letter from the FDA communicating the FDA’s view that certain violations of cGMP regulations exist at Hospira’s manufacturing facility in McPherson, Kansas. We are undertaking corrective actions to address the concerns raised by the FDA. Communication with the FDA is ongoing. Until the violations are corrected and confirmed by the FDA, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates related to products manufactured at McPherson, Kansas. In addition, in September 2017, Meridian, a subsidiary of Pfizer Inc., received a warning letter from the FDA asserting the FDA’s view that certain violations of cGMP and Quality System Regulations exist at Meridian’s manufacturing sites in St. Louis, Missouri. We are undertaking corrective actions to address the concerns raised by the FDA, and communication with the FDA is ongoing. Until the violations are corrected and confirmed by the FDA, the FDA may refuse to grant premarket approval of applications and/or the FDA may refuse to grant export certificates related to products manufactured at St. Louis, Missouri.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2017:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 3, 2017 through July 30, 2017	12,102	$33.46	—	$6,355,862,076
July 31, 2017 through August 27, 2017	51,568	$33.03	—	$6,355,862,076
August 28, 2017 through October 1, 2017	33,579	$34.06	—	$6,355,862,076
Total	97,249	$33.44	—

(a)
Our October 2014 $11 billion share-purchase plan was exhausted in the first quarter of 2017. In December 2015, the Board of Directors authorized an $11 billion share repurchase program, and share repurchases commenced thereunder in the first quarter of 2017. On February 2, 2017, we entered into an accelerated share repurchase agreement with Citibank to repurchase $5 billion of our common stock. Pursuant to the terms of the agreement, on February 6, 2017, we paid $5 billion to Citibank and received an initial delivery of approximately 126 million shares of our common stock from Citibank at a price of $31.73 per share, which represented, based on the closing price of our common stock on the NYSE on February 2, 2017, approximately 80% of the notional amount of the accelerated share repurchase agreement. On May 16, 2017, the accelerated share repurchase agreement with Citibank was completed, which, per the terms of the agreement, resulted in Citibank owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 24 million shares of our common stock from Citibank on May 19, 2017. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $33.31 per share. The common stock received is included in Treasury Stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. At October 1, 2017, our remaining share-purchase authorization was approximately $6.4 billion.

(b)
These columns reflect the following transactions during the third fiscal quarter of 2017: (i) the surrender to Pfizer of 91,487 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees; (ii) the surrender to Pfizer of 100 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees; (iii) the surrender of 16 shares of common stock to satisfy withholding obligations in connection with the settlement of total shareholder return units; and (iv) the open market purchase by the trustee of 5,646 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Amendment No. 1 to the Pfizer Supplemental Savings Plan
Exhibit 10.2	-	Pfizer Inc. Global Performance Plan
Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF		XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation Linkbase XBRL Taxonomy Extension Label Linkbase XBRL Taxonomy Extension Presentation Linkbase XBRL Taxonomy Extension Definition Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	November 9, 2017	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)