Form 10-K
period 2017-12-31
PFIZER INC
filed 2018-02-22
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-3619
PFIZER INC.
(Exact name of registrant as specified in its charter)

Delaware	13-5315170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

235 East 42nd Street New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 733-2323 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.05 par value	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange
0.000% Notes due 2020	New York Stock Exchange
0.250% Notes due 2022	New York Stock Exchange
1.000% Notes due 2027	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 2, 2017, was approximately $200 billion. This excludes shares of common stock held by directors and executive officers at July 2, 2017. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 20, 2018 was 5,952,864,751 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2017 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders	Part III

Pfizer Inc.	2017 Form 10-K	i

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this 2017 Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this 2017 Form 10-K, most of which are explained or defined below.

2017 Financial Report	Exhibit 13 to this 2017 Form 10-K
2017 Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2017
2018 Proxy Statement	Proxy Statement for the 2018 Annual Meeting of Shareholders
ACA	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Anacor	Anacor Pharmaceuticals, Inc.
ANDA	Abbreviated New Drug Application
Astellas	Astellas Pharma US, Inc.
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
cGMPs	current Good Manufacturing Practices
CFDA	China Food and Drug Administration
DEA	U.S. Drug Enforcement Agency
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EFPIA	European Federation of Pharmaceutical Industries and Associations
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
HIS	Hospira Infusion Systems
Hospira	Hospira, Inc.
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	In-process Research and Development
LOE	Loss of Exclusivity
MCO	Managed Care Organization
Medivation	Medivation, Inc.
NDA	New Drug Application
NYSE	New York Stock Exchange
OTC	over-the-counter
PBM	Pharmacy Benefit Manager
PGS	Pfizer Global Supply
PMDA	Pharmaceuticals and Medical Device Agency in Japan
R&D	Research and Development
SEC	U.S. Securities and Exchange Commission
Tax Cuts and Jobs Act or TCJA	H.R.1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”
U.K.	United Kingdom
U.S.	United States

Pfizer Inc.	2017 Form 10-K	ii

Pfizer at a Glance Working together for a healthier world

~$52.5 Billion in Revenues in 2017

9 Products with Direct Product and/or Alliance Revenues of Greater than $1 Billion in 2017

2 Distinct Business Segments — Pfizer Innovative Health (~$31.4 Billion 2017 Revenues) / Pfizer Essential Health (~$21.1 Billion 2017 Revenues)

6 Primary Therapeutic Areas in Pfizer Innovative Health — Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare

4 Pfizer Essential Health Product Categories — Global Brands (Legacy Established Products & Peri-LOE Products), Sterile Injectable Pharmaceuticals, Biosimilars and Pfizer CentreOne

>125 Countries Where We Sell Our Products

87 Projects in Clinical Research & Development(1)

~$7.7 Billion 2017 R&D Expense

58 Manufacturing Sites Worldwide Operated by PGS(2)

~90,200 Employees Globally(2)

(1) As of January 31, 2018
(2) As of December 31, 2017
This summary does not include information that will be incorporated by reference into Part III of this 2017 Form 10-K from our 2018 Proxy Statement.

Pfizer Inc.	2017 Form 10-K	iii

PART I

ITEM 1.	BUSINESS
ABOUT PFIZER

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

Our significant recent business development activities include:

•
On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. HIS, which was acquired as part of the Hospira acquisition in September 2015, includes IV pumps, solutions and devices.

•
On December 22, 2016, for $1,045 million we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., which includes the newly approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets aztreonam-avibactam and ceftaroline fosamil-avibactam.

•
On September 28, 2016, we acquired Medivation for approximately $14.3 billion in cash ($13.9 billion, net of cash acquired). Medivation is a biopharmaceutical company focused on developing and commercializing small molecules for oncology.

•
On June 24, 2016, we acquired Anacor for approximately $4.9 billion in cash ($4.5 billion net of cash acquired), plus $698 million debt assumed. Anacor is a biopharmaceutical company focused on novel small-molecule therapeutics derived from its boron chemistry platform.

•
On September 3, 2015, we acquired Hospira, a leading provider of sterile injectable drugs and infusion technologies as well as a provider of biosimilars, for approximately $16.1 billion in cash ($15.7 billion, net of cash acquired).

For a further discussion of our strategy and our business development initiatives, see the Notes to Consolidated Financial Statements—Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Our Business Development Initiatives section in our 2017 Financial Report.

Our businesses are heavily regulated in most of the countries in which we operate. In the U.S., the principal authority regulating our operations is the FDA. The FDA regulates the safety and efficacy of the products we offer and our research, quality, manufacturing processes, product promotion, advertising and product labeling. Similar regulations exist in most other countries, and in many countries the government also regulates our prices. In the EU, the EMA regulates the scientific evaluation, supervision and safety monitoring of our products, and employs a centralized procedure for approval of drugs for the EU and the European Economic Area countries. In Japan, the PMDA is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. Health authorities in many middle and lower income countries require marketing approval by a recognized regulatory authority (i.e., similar to the authority of the FDA or EMA) before they begin to conduct their application review process and/or issue their final approval. For additional information, see the Government Regulation and Price Constraints section below.

Note: Some amounts in this 2017 Form 10-K may not add due to rounding. All percentages have been calculated using unrounded amounts.
AVAILABLE INFORMATION AND PFIZER WEBSITE

Our website is located at www.pfizer.com. This 2017 Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available (free of charge) on our website, in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

Throughout this 2017 Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our 2018 Proxy Statement and the 2017 Financial Report, portions of which are filed as Exhibit 13 to this 2017 Form 10-K, and which also will be contained in Appendix A to our 2018 Proxy Statement. The SEC allows us to disclose important information by referring to it in that manner. Please refer to this information. Our 2017 Annual Report to Shareholders consists of the 2017 Financial Report and the Corporate and Shareholder Information attached to the 2018 Proxy Statement. Our 2017 Financial Report will be available on our website on or about February 22, 2018. Our 2018 Proxy Statement will be available on our website on or about March 15, 2018.

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

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for Members of the Board of Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters; Charter of the Lead Independent Director; and transactions in Pfizer securities by Directors and Officers; as well as Chief Executive Officer and Chief Financial Officer certifications, are available on our website. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017. We will disclose any future amendments to, or waivers from, provisions of the Pfizer Policies on Business Conduct affecting our Chief Executive Officer, Chief Financial Officer and Controller on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules. Information relating to shareholder services, including the Computershare Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website.

The information contained on our website, our Facebook, YouTube and LinkedIn pages or our Twitter accounts does not, and shall not be deemed to, constitute a part of this 2017 Form 10-K. Pfizer’s references to the URLs for websites are intended to be inactive textual references only.

Pfizer Inc.	2017 Form 10-K	1

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

Some additional information about our business segments as of the date of the filing of this 2017 Form 10-K follows:

IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare.
Key therapeutic areas include internal medicine, vaccines, oncology, inflammation & immunology, rare disease and consumer healthcare.

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

For EH, we continue to invest in growth drivers and manage the portfolio to extract additional value while seeking opportunities for operating efficiencies. This strategy includes active management of our portfolio; maximizing growth of core product segments; acquisitions to strengthen core areas of our portfolio further, such as our recent acquisition of AstraZeneca’s small molecule anti-infectives business; and divestitures to increase focus on our core strengths. In line with this strategy, on February 3, 2017, we completed the sale of Pfizer’s global infusion systems net assets, representing the infusion systems net assets that we acquired as part of the Hospira transaction, HIS, to ICU Medical.

Leading brands include:
- Prevnar 13/Prevenar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil
  and Centrum)

Leading brands include:
- Lipitor
- Premarin family
- Norvasc
- Lyrica (Europe, Russia, Turkey, Israel and Central Asia
    countries)
- Celebrex
- Viagra*
- Inflectra/Remsima
- Several sterile injectable products

*
Viagra lost exclusivity in the U.S. in December 2017. Beginning in the first quarter of 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through December 2017, will be reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra worldwide revenues will be reported in EH from 2018 forward.

For a further discussion of these operating segments, see the Innovative Health and Essential Health sections below and the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected Income Statement Information, Geographic Information and Significant Product Revenues, the table captioned Revenues by Segment and Geography in the Analysis of the Consolidated Statements of Income section, and the Analysis of Operating Segment Information section in our 2017 Financial Report, which are incorporated by reference.

Pfizer Inc.	2017 Form 10-K	2

INNOVATIVE HEALTH

The key therapeutic areas comprising our IH business segment include:

Therapeutic Area	Description	Key Products
Internal Medicine	Includes innovative brands from two therapeutic areas, Cardiovascular Metabolic and Neuroscience and Pain, as well as regional brands.	Lyrica (outside Europe, Russia, Turkey, Israel and Central Asia countries), Chantix/Champix and Eliquis (jointly developed and commercialized with BMS)
Vaccines
Includes innovative vaccines brands across all ages—infants, adolescents and adults—in pneumococcal disease, meningitis and tick borne encephalitis, with a focus on healthcare-acquired infections and maternal health.

Prevnar 13/Prevenar 13 (pediatric/adult), Trumenba and FSME-IMMUN
Oncology	Includes innovative oncology brands of biologics, small molecules and immunotherapies across a wide range of cancers.	Ibrance, Sutent, Xalkori, Inlyta and Xtandi (jointly developed and commercialized with Astellas)
Inflammation and Immunology	Includes innovative brands for chronic immune and inflammatory diseases.	Enbrel (outside the U.S. and Canada), Xeljanz and Eucrisa
Rare Disease	Includes innovative brands for a number of rare diseases, including hematology, neuroscience, and inherited metabolic disorders.	BeneFix, Genotropin, and Refacto AF/Xyntha
Consumer Healthcare
Includes over-the-counter (OTC) brands with a focus on dietary supplements, pain management, gastrointestinal and respiratory and personal care. According to Euromonitor International’s retail sales data, in 2017, Pfizer’s Consumer Healthcare business was the fifth-largest branded multi-national, OTC consumer healthcare business in the world and produced two of the ten largest selling consumer healthcare brands (Centrum and Advil) in the world.

Dietary Supplements: Centrum brands, Caltrate and Emergen-C

Pain Management: Advil brands and ThermaCare

Gastrointestinal: Nexium 24HR/Nexium Control and Preparation H

Respiratory and Personal Care: Robitussin, Advil Cold & Sinus and ChapStick

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

We recorded direct product and/or alliance revenues of more than $1 billion for each of seven IH products in 2017 and 2016 and for each of five IH products in 2015:

Innovative Health $1B+ Products
2017	2016	2015
Prevnar 13/Prevenar 13	Prevnar 13/Prevenar 13	Prevnar 13/Prevenar 13
Lyrica IH	Lyrica IH	Lyrica IH
Ibrance	Enbrel	Enbrel
Eliquis*	Ibrance	Viagra IH
Enbrel	Eliquis*	Sutent
Xeljanz	Viagra IH
Sutent	Sutent
* Eliquis includes alliance revenues and direct sales in 2017 and 2016.
Geographic Revenues for Innovative Health*
*Dev Int’l = Developed Markets except U.S.; Em Mkts = Emerging Markets

For a discussion of certain IH products and additional information regarding the revenues of our IH business, including revenues of major IH products, see the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information and the Analysis of the Consolidated Statements of Income—Revenues—Major Products and —Revenues—Selected Product Discussion sections in our 2017 Financial Report; and for additional information on the key operational revenue drivers of our IH business, see the Analysis of Operating Segment Information—Innovative Health Operating Segment section of our 2017 Financial Report. For a discussion on the risks associated with our dependence on certain of our major products, see Item 1A. Risk Factors—Dependence on Key In-Line Products below.
ESSENTIAL HEALTH

The product categories in our EH business segment include:

Product Category	Description	Key Products
Global Brands—Legacy Established Products	Includes products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products).	Lipitor, Premarin family and Norvasc
Global Brands— Peri-LOE Products	Includes products that have recently lost or are anticipated to soon lose patent protection.	Lyrica (Europe, Russia, Turkey, Israel and Central Asia), Viagra*, Celebrex, Pristiq, Zyvox, Vfend, Revatio and Inspra
Sterile Injectable Pharmaceuticals	Includes generic injectables and proprietary specialty injectables (excluding Peri-LOE Products).	Medrol, Sulperazon, Fragmin and Tygacil
Biosimilars	Includes recombinant and monoclonal antibodies, primarily in inflammation, oncology and supportive care.
Inflectra/Remsima (biosimilar infliximab) (U.S. and certain international markets), Nivestim (biosimilar filgrastim) (certain European, Asian and Africa/Middle East markets) and Retacrit (biosimilar epoetin zeta) (certain European and Africa/Middle East markets)

Pfizer CentreOne	Includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements, including with Zoetis Inc.	--

*
Viagra lost exclusivity in the U.S. in December 2017. Beginning in the first quarter of 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through December 2017, will be reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra worldwide revenues will be reported in EH from 2018 forward.

Through February 2, 2017, our EH business segment also included HIS, which includes Medication Management products composed of infusion pumps and related software and services, as well as intravenous infusion products, including large volume intravenous solutions and their associated administration sets. On February 3, 2017, we completed the sale of HIS to ICU Medical. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH).

We recorded direct product revenues of more than $1 billion for one EH product in 2017, two EH products in 2016 and three EH products in 2015:

Essential Health $1B+ Products
2017	2016	2015
Lipitor	Lipitor	Lipitor
	Premarin family of products	Lyrica EH
		Premarin family of products
Geographic Revenues for Essential Health*
*Dev Int’l = Developed Markets except U.S.; Em Mkts = Emerging Markets

For a discussion of certain EH products and additional information regarding the revenues of our EH business, including revenues of major EH products, see the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information and the Analysis of the Consolidated Statements of Income—Revenues—Major Products and —Revenues—Selected Product Discussion sections in our 2017 Financial Report; and for additional information on the key operational revenue drivers of our EH business, see the Analysis of Operating Segment Information—Essential Health Operating Segment section of our 2017 Financial Report. For a discussion on the risks associated with our dependence on certain of our major products, see Item 1A. Risk Factors—Dependence on Key In-Line Products below.
COLLABORATION AND CO-PROMOTION AGREEMENTS

We are party to collaboration and/or co-promotion agreements relating to certain biopharmaceutical products, including Eliquis, Xtandi and Bavencio.

Eliquis has been jointly developed and is being commercialized in collaboration with BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

Xtandi is being developed and commercialized through a collaboration with Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. In addition, Pfizer and Astellas share certain development and other collaboration expenses, and Pfizer receives tiered royalties as a percentage of international Xtandi net sales (recorded in Other (Income)/Deductions––Net). Xtandi is an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells.

Bavencio is being developed and commercialized in collaboration with Merck KGaA. Both companies jointly fund all development and commercialization costs, and split equally any profits generated from selling any anti-PD-L1 or anti-PD-1

Pfizer Inc.	2017 Form 10-K	3

products from this collaboration. Bavencio is currently approved in metastatic Merkel cell carcinoma in the U.S., Europe and Japan, as well as received accelerated approval for second line treatment of locally advanced or metastatic urothelial carcinoma in the U.S.

Collaboration rights for Enbrel (in the U.S. and Canada), Spiriva and Rebif have expired. For additional information, including a description of certain of these expired collaboration and co-promotion agreements, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Intellectual Property Rights and Collaboration/Licensing Rights section in our 2017 Financial Report and Item 1A. Risk Factors––Dependence on Key In-Line Products and ––Collaborations and Other Relationships with Third Parties sections below.
RESEARCH AND DEVELOPMENT

Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs.
Our R&D Priorities and Strategy

Our R&D priorities include delivering a pipeline of differentiated therapies and vaccines with the greatest medical and commercial potential, advancing our capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and productivity. To that end, our research and development primarily focuses on:

•	Biosimilars;

•	Inflammation and Immunology;

•	Metabolic Disease and Cardiovascular Risks;

•	Oncology;

•	Rare Diseases; and

•	Vaccines.

In January 2018, we announced our decision to end internal neuroscience discovery and early development efforts and re-allocate funding to other areas where we have stronger scientific leadership. We plan to create a dedicated neuroscience venture fund to support continued efforts to advance the field. The development of tanezumab and potential treatments for rare neuromuscular disorders is not impacted by this decision.

While a significant portion of R&D is done internally, we continue to seek out promising chemical and biological lead molecules and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects, as well as our product lines, by entering into collaborations, alliances and license agreements with other companies, as well as leveraging acquisitions and equity- or debt-based investments. We also enter into agreements pursuant to which a third party agrees to fund a portion of the development costs of one of our pipeline products in exchange for rights to receive potential milestone payments, revenue sharing payments, profit sharing payments and/or royalties. For additional information on these collaborations, agreements and investments, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Description of Research and Development Operations section in our 2017 Financial Report.

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

Our R&D spending is conducted through a number of matrix organizations. Research Units within our Worldwide Research and Development (WRD) organization are generally responsible for research and early-stage development assets for our IH business (assets that have not yet achieved proof-of-concept). Our science-based and other platform-services organizations, where a significant portion of our R&D spending occurs, provide end-to-end scientific and technical expertise and other services to the various R&D projects, and are organized into science-based functions (which are part of our WRD organization), such as Pharmaceutical Sciences, Medicinal Chemistry, Regulatory and Drug Safety, and non-science-based functions, such as Facilities, Business Technology and Finance. Our R&D organization within the EH business supports the large base of EH products and is expected to develop potential new sterile injectable drugs and therapeutic solutions, as well as biosimilars. Our Global Product Development organization is a unified center for late-stage development for our innovative products and is generally responsible for the operational execution of clinical development of assets that are in clinical trials for our WRD and Innovative portfolios.

For discussion regarding these R&D matrix organizations and additional information on our R&D operations, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Description of Research and Development Operations and Costs and Expenses—Research and Development (R&D) Expenses sections in our 2017 Financial Report.

Our R&D Pipeline and Competition

Innovation is critical to the success of our company, and drug discovery and development is time-consuming, expensive and unpredictable. According to the Pharmaceutical Benchmarking Forum, out of 17 compounds entering preclinical development, on average, only one is approved by a regulatory authority in a major market (U.S., the EU or Japan). The process from early discovery or design to development to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process, and candidates may not receive regulatory approval even after many years of research and development.

As of January 30, 2018, we had the following number of projects in various stages of R&D:
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

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Analysis of the Consolidated Statements of Income—Product Developments—Biopharmaceutical section in our 2017 Financial Report, which is incorporated by reference.

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

Pfizer Inc.	2017 Form 10-K	4

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

We sell our products in over 125 countries. Revenues from operations outside the U.S. of $26.5 billion accounted for 50% of our total revenues in 2017. By total revenues, Japan and China are our two largest national markets outside the U.S. For a geographic breakdown of revenues, see the table captioned Geographic Information in the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information in our 2017 Financial Report, and the table captioned Revenues by Segment and Geography in our 2017 Financial Report. Those tables are incorporated by reference.
Our international operations are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries, including, among other things, currency fluctuations, capital and exchange control regulations and expropriation and other restrictive government actions. See Item 1A. Risk Factors—Risks Affecting International Operations below. Our international businesses are also subject to government-imposed constraints, including laws and regulations on pricing, reimbursement, and access to our products. See Government Regulation and Price Constraints—Outside the United States below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments, depending upon market conditions. For additional information, see the Notes to Consolidated Financial Statements—Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2017 Financial Report, as well as the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section in our 2017 Financial Report. Those sections of our 2017 Financial Report are incorporated by reference.

Pfizer Inc.	2017 Form 10-K	5

MARKETING

In our global biopharmaceutical businesses, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants and pharmacists; Managed Care Organizations that provide insurance coverage, such as hospitals, Integrated Delivery Systems, Pharmacy Benefit Managers and health plans; and employers and government agencies who hire MCOs to provide health benefits to their employees. We also market directly to consumers in the U.S. through direct-to-consumer advertising that seeks to communicate the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues, and our patient assistance programs.

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

In 2017, our top three biopharmaceutical wholesalers accounted for approximately 38% of our total revenues (and approximately 79% of our total U.S. revenues).

% of 2017 Total Revenues and U.S. Revenues from
Major Biopharmaceutical Wholesalers and Other Customers
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

In various markets, a period of regulatory exclusivity may be provided to certain therapeutics upon approval. The scope and term of such exclusivity will vary but, in general, the period of regulatory exclusivity will run concurrently with the term of any existing patent rights associated with the therapeutic.

In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period and/or the granted patent term extension), are those for the medicines set forth in the table below. Unless otherwise indicated, the years set forth in the table below pertain to the basic product patent expiration for the respective products. Patent term extensions, supplementary protection certificates and pediatric exclusivity periods are not reflected in the expiration dates listed in the table below, unless they have been granted by the issuing authority. In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions, to methods of manufacturing, or to use of the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect our drug from generic or, as applicable, biosimilar competition after the expiration of the basic patent.

Drug	U.S. Basic Product Patent Expiration Year	Major EU Basic Product Patent Expiration Year	Japan Basic Product Patent Expiration Year
Viagra	2012(1)	2013	2013(1)
Lyrica	2018	2014(2)	2022(3)
Chantix	2020	2021	2022
Sutent	2021	2021	2024
Ibrance	2023	2023	2023
Inlyta	2025	2025	2025
Xeljanz	2025	2027(4)	2025
Prevnar 13/Prevenar 13	2026	2026(5)	2029
Eucrisa	2026	N/A(6)	N/A(6)
Eliquis(7)	2026	2026	2026
Xtandi(8)	2027	*(8)	*(8)
Besponsa	2027	2023	2028(9)
Xalkori	2029	2027	2028
Bavencio(10)	2033	2032	2032

(1)
In addition to the basic product patent covering Viagra, which expired in 2012, Viagra is covered by a U.S. method-of-treatment patent which, including the six-month pediatric exclusivity period associated with Revatio (which has the same active ingredient as Viagra), expires in 2020. As a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. launched a generic version of Viagra in the U.S. in December 2017. The corresponding method-of-treatment patent covering Viagra in Japan expired in May 2014.

(2)	For Lyrica, regulatory exclusivity in the EU expired in July 2014.

(3)	Lyrica is covered by a Japanese method-of-use patent which expires in 2022. The patent is currently subject to an invalidation action.

(4)	Xeljanz EU expiry is provided by regulatory exclusivity.

(5)
The EU patent that covers the combination of the 13 serotype conjugates of Prevenar 13 has been revoked following an opposition proceeding. This first instance decision has been appealed. There are other EU patents and pending applications covering the formulation and various aspects of the manufacturing process of Prevenar 13 that remain in force.

(6)	Eucrisa is not approved in the EU and Japan.

(7)	Eliquis was developed and is being commercialized in collaboration with BMS.

(8)	Xtandi is being developed and commercialized in collaboration with Astellas, who has exclusive commercialization rights for Xtandi outside the U.S.

(9)	Besponsa Japan expiry is provided by regulatory exclusivity.

(10)	Bavencio is being developed and commercialized in collaboration with Merck KGaA.

A number of our current products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years. For additional information, including a description of certain of our expired co-promotion agreements, and a further discussion of our products experiencing, or expected to experience in 2018, patent expirations or loss of regulatory exclusivity in the U.S., Europe or Japan, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights section in our 2017 Financial Report and Item 1A. Risk Factors—Dependence on Key In-Line Products below.

Companies have filed applications with the FDA seeking approval of product candidates that such companies claim do not infringe our patents; these include candidates that would compete with, among other products, Xeljanz and Xtandi. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. For additional information, see the Notes to Consolidated Financial Statements—Note 17A1. Commitments and Contingencies—Legal Proceedings—Patent Litigation in our 2017 Financial Report.

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

Biotechnology Products

Our biotechnology products, including BeneFIX, ReFacto, Xyntha, Bavencio, Prevnar 13/Prevenar 13 and Enbrel (we market Enbrel outside the U.S. and Canada), may face in the future, or already face, competition from biosimilars (also referred to as follow-on biologics). In the U.S., such biosimilars would reference biotechnology products approved under the U.S. Public Health Service Act. Additionally, the FDA has approved a follow-on recombinant human growth hormone that referenced our biotechnology product, Genotropin, which was approved under the FFDCA.

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

Pfizer Inc.	2017 Form 10-K	6

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

Our generics and biosimilars businesses compete with branded products from competitors, as well as other generics and biosimilars manufacturers. Globally, Pfizer sells generic versions of Pfizer’s, as well as certain competitors’, solid oral dose and sterile injectable pharmaceutical products, as well as biosimilars. We seek to maximize the opportunity to establish a “first-to-market” or early market position for our generic injectable drugs and biosimilars, as a “first-to-market” position provides customers a lower-cost alternative immediately when available and also may provide us with potentially higher levels of sales and profitability until other generic or biosimilar competitors enter the market.

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

Managed Care Organizations

The evolution of managed care in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 291 million people in the U.S. now have some form of health insurance coverage. Due to the expansion of health insurance coverage (see Government Regulation and Price Constraints—In the United States below), the marketing of prescription drugs to both consumers and the entities that manage this expanded coverage in the U.S. continues to grow in importance.

The influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances both their ability to negotiate, as well as their importance to Pfizer.

The growth of MCOs has increased pressure on drug prices as well as revenues. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. MCOs typically negotiate prices with pharmaceutical providers by using formularies (which are lists of approved medicines available to members of the MCOs), clinical protocols (requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine), volume purchasing, long-term contracts and their ability to influence volume and market share of prescription drugs. In addition, by placing branded medicines on higher-tier status in their formularies (leading to higher patient co-pays) or non-preferred tier status, MCOs transfer a portion of the cost of the medicine to the patient, resulting in significant out-of-pocket expenses for the patient, especially for chronic treatments. This financial disincentive is a tool for MCOs to manage drug costs and channel patients to medicines preferred by the MCOs. MCOs also use additional measures such as new-to-market blocks, exclusion lists, indication-based pricing, copay accumulator programs and value-based pricing/contracting to improve their cost containment efforts. We are closely monitoring these newer approaches and developing appropriate strategies to respond to them.

Due to their generally lower cost, generic medicines typically are placed in lowest cost tiers of MCO formularies. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs are currently evaluating the appropriate placement of biosimilars on their formularies.

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

Pfizer Inc.	2017 Form 10-K	7

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

The ACA has accelerated payment reform by distributing risk across MCOs and other stakeholders in care delivery with the intent of improving quality while reducing costs, which creates pressure on MCOs to tie reimbursement to defined outcomes. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the ACA, although the current likelihood of repeal of the ACA appears low given the failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. We are monitoring any such actions to see if any changes to the ACA will be enacted that would impact our business.

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
RAW MATERIALS

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. In 2017, we experienced periodic shortages of select materials due to constrained capacity or operational challenges with the associated suppliers. Supplier management activities are ongoing to work to ensure the necessary supply to meet our requirements for these materials. No significant impact to our operations is anticipated in 2018.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS

Pharmaceutical companies are subject to extensive regulation by government authorities in the countries in which they do business. Certain laws and regulations that govern Pfizer’s business are discussed below.

General. Our business has been and will continue to be subject to numerous laws and regulations. Failure to comply with these laws and regulations, including those governing the manufacture and marketing of our products, could subject us to administrative and legal proceedings and actions by various governmental bodies. For additional information on these proceedings and actions, see the Notes to Consolidated Financial Statements—Note 17A. Commitments and Contingencies—Legal Proceedings in our 2017 Financial Report. Criminal charges, substantial fines and/or civil penalties, warning letters and product recalls or seizures, delays in product approvals, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from such proceedings and actions.

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

As a condition of product approval, the FDA may require a sponsor to conduct post-marketing clinical studies, known as Phase 4 studies, and surveillance programs to monitor the effect of the approved product. The FDA may limit further marketing of a product based on the results of these post-market studies and programs. Any modifications to a drug or biologic, including new indications or changes to labeling or manufacturing processes or facilities, may require the submission and approval of a new or supplemental NDA or BLA before the modification can be implemented, which may require that we develop additional data or conduct additional preclinical studies and clinical trials. Our ongoing manufacture and distribution of drugs and biologics is subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the product, and adherence to cGMPs, which regulate all aspects of the manufacturing process. We are also subject to numerous regulatory requirements relating to the advertising and promotion of drugs and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising. Failure to comply with the applicable regulatory requirements governing the manufacture and marketing of our products may subject us to administrative or judicial sanctions, including warning letters, product recalls or seizures, delays in product approvals, injunctions, fines, civil penalties and/or criminal prosecution.

Biosimilar Regulation. The ACA created a framework for the approval of biosimilars (also known as follow-on biologics) following the expiration of 12 years of exclusivity for the innovator biologic, with a potential six-month pediatric extension. Under the ACA, biosimilar applications may not be submitted until four years after the approval of the reference, innovator biologic.

The FDA is responsible for implementation of the legislation and approval of new biosimilars. Through those approvals and the issuance of draft and final guidance, the FDA has begun to address open questions about the naming convention for biosimilars and the use of data from a non-U.S.-licensed comparator to demonstrate biosimilarity and/or interchangeability with a U.S.-licensed reference product. Over the next several years, the FDA is expected to issue additional draft and final guidance documents impacting biosimilars. In addition, in 2017, the Biosimilar User Fee Act was reauthorized for a five-year period, which should lead to a significant increase in the FDA’s biosimilar user fee revenues, thereby providing the FDA with additional resources to process biosimilar applications. Also, there have been ongoing federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. While none of those efforts have focused on changes to the provisions of the ACA related to the biosimilar regulatory framework, if those efforts continue in 2018 and if the ACA is repealed, substantially modified, or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.

Sales and Marketing. The marketing practices of U.S. biopharmaceutical companies are generally subject to various federal and state healthcare laws that are intended to prevent fraud and abuse in the healthcare industry and protect the integrity of government healthcare programs. These laws include anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a biopharmaceutical company from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular product. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods (including drugs) or services to third-party payers (including Medicare and Medicaid) that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions and/or exclusion from federal healthcare programs (including Medicare and Medicaid). The federal government and various states also have enacted laws to regulate the sales and marketing practices of pharmaceutical companies. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers; require disclosure to the federal or state government and public of such interactions; and/or require the adoption of compliance standards or programs. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalties under the pertinent laws and regulations.

Pricing and Reimbursement. Pricing for our pharmaceutical products depends in part on government regulation. Pfizer must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid Drug Rebate Program, the “federal ceiling price” drug pricing program, the 340B drug pricing program and the Medicare Part D Program. Pfizer must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose Pfizer to penalties. See the discussion regarding rebates in the Analysis of the Consolidated Statements of Income—Revenues—Overview section in our 2017 Financial Report and in the Notes to Consolidated Financial Statements—Note 1G. Basis of Presentation and Significant Accounting Policies: Revenues and Trade Accounts Receivable in our 2017 Financial Report, which are incorporated by reference.

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

Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Recent legislation enacted includes, for example, a 2017 Maryland law that prohibits a generic drug manufacturer or wholesale distributor from engaging in price gouging in the sale of certain off-patent or generic drugs, and a 2017 California law that requires manufacturers to provide advanced notification of price increases to certain purchasers and report specified drug pricing information to the state. Certain state legislation, like the Maryland law, has been subject to legal challenges.

Adoption of new legislation at the federal or state level could further affect demand for, or pricing of, our products. We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We will continue to work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and ensure access to medicines within an efficient and affordable healthcare system.

Healthcare Reform. The U.S. and state governments continue to propose and pass legislation designed to regulate the healthcare industry. For example, in March 2010, the U.S. Congress enacted the ACA that expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance exchanges and which included changes to the coverage and reimbursement of drug products under government healthcare programs.

Under President Trump’s administration, there have been ongoing efforts to modify or repeal all or certain provisions of the ACA, although the current likelihood of repeal of the ACA appears low given the failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. In October 2017, the President signed an Executive Order directing federal agencies to look for ways to authorize more health plans that could be less expensive because the plans would not have to meet all of the ACA’s coverage requirements, and announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. In December 2017, the comprehensive tax reform package signed into law, the Tax Cuts and Jobs Act, includes a provision that effectively repealed the ACA’s individual mandate by removing the penalties. These and similar actions by the administration are widely expected to lead to fewer Americans having comprehensive ACA-compliant health insurance, even in the absence of a full legislative repeal. The revenues generated for Pfizer by the health insurance exchanges under the ACA are minor, so the impact of the recent administration actions is expected to be limited. We also may face uncertainties if our industry is looked to for savings to fund certain legislation, such as lifting the debt ceiling. One recent example is the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D coverage gap from 50% to 70%, which will modestly reduce our future Medicare Part D revenues.

We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.

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

New Drug Approvals. In the EU, the approval of new drugs may be achieved using the Mutual Recognition Procedure, the Decentralized Procedure or the EU Centralized Procedure. These procedures apply in the EU member states, plus the European Economic Area countries, Norway, Iceland and Liechtenstein. The Centralized Procedure, managed by the EMA, results in one single authorization for the whole EU which provides the most rapid and efficient means of gaining approval across the EU and is the one most commonly used for new products.

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

Historically, China’s regulatory system has presented numerous challenges for the pharmaceutical industry, as its requirements for drug development and registration have not always been consistent with U.S. or other international standards. The CFDA, however, has introduced reforms and draft reforms in recent years, which are discussed in more detail below, that attempt to address these challenges, with 2017 being an especially active year in this respect. In the past, it has been common to see treatments entering the Chinese market two to eight years behind first marketing in the U.S. and Europe, because historically China has only issued import drug licenses to treatments approved by mature regulatory authorities such as the FDA or the EMA. In addition, to obtain marketing approvals for new drugs in China, a clinical trial authorization issued by the CFDA has historically been required for the conduct of Phase I to III clinical trials. Applications for approval of imported drugs that included China-originated data in their Multi-Regional Clinical Trials and met the relevant technical review requirements were allowed to receive local clinical trial waivers on a case-by-case basis. Historically, oral generics only had to undergo bioequivalence studies upon a filing for record with the CFDA, while sterile injectable generics often needed local confirmatory trials for regulatory approval. A Chinese drug license would only be granted if, following review, the CFDA determines that the clinical data confirm the drug’s safety and effectiveness.

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

Pharmacovigilance. In the EU, there is detailed legislation and guidance on pharmacovigilance, which has been increased and strengthened in recent years. The EMA’s Pharmacovigilance Risk Assessment Committee has the responsibility for reviewing and making recommendations on product safety issues for the EU authorities. EU regulators may require pharmaceutical companies to conduct post-authorization safety and efficacy studies at the time of approval, or at any time afterwards in light of scientific developments. There are also additional extensive requirements regarding adverse drug reaction reporting and additional monitoring of products. Outside developed markets such as the EU and Japan, pharmacovigilance requirements vary and are generally not as extensive, but there is a trend toward increasing regulation.

Pricing and Reimbursement. In Europe, Japan, China, Canada, South Korea and some other international markets, governments provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power as large single payers to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global economic pressures. Governments, including the different EU Member States, may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, health technology assessments, and international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries). This international patchwork of price regulation and differing economic conditions and assessments of value across countries has led to different prices in different countries, varying health outcomes and some third-party trade in our products between countries.

In particular, international reference pricing adds to the regional impact of price cuts in individual countries and can hinder patient access and innovation. Price variations, exacerbated by international reference pricing systems, also have resulted from exchange rate fluctuations. The downward pricing pressure resulting from this dynamic can be expected to continue as a result of reforms to international reference pricing policies and measures targeting pharmaceuticals in some European countries.

In addition, several important multilateral organizations, such as the United Nations (UN) and the Organization for Economic Cooperation and Development (OECD), are increasing scrutiny of international pharmaceutical pricing through issuing reports and policy recommendations (e.g., 2016 UN High Level Panel Report on Access to Medicines and 2017 OECD Report on New Health Technologies—Managing Access, Value and Sustainability). Government adoption of these recommendations may lead to additional pricing pressures.

In Japan, the government recently released a basic framework for pharmaceutical pricing that will lead to the adoption of cost effectiveness assessments in some form, quarterly pricing reviews for new indications, and severe narrowing of the criteria to gain a price maintenance premium. In China, despite removal of government-set price caps the government continues to exercise indirect price control by setting reimbursement standards through a negotiation mechanism between drug manufacturers and social insurance administrations. Provincial biddings, cross-regional procurement and secondary hospital price negotiations are likely to intensify as government cost containment efforts continue.

EU Regulatory Changes. The EU adopted a new Clinical Trials Regulation in May 2014, which is expected to come into effect some time in late 2019. This regulation is aimed at simplifying and harmonizing the governance of clinical trials in the EU and will require increased public posting of clinical trial results.

Under its Publication of Clinical Data for Medicinal Products for Human Use policy, the EMA proactively publishes clinical trial data from application dossiers for new marketing authorizations, including data from trials taking place outside the EU, after the EMA has made a decision on the marketing authorization. The policy includes limited exceptions for commercially confidential information and the exclusion of any protected personal data.

Brexit. In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. Formal negotiations officially started in June 2017. This process continues to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products. It was announced in November 2017 that the EMA will be relocating from London, U.K. to Amsterdam, Netherlands by the expected date of Brexit in March 2019. At present, it is still unclear whether and to what extent the U.K. will remain within or aligned to the EU system of medicines regulation, and/or what separate requirements will be imposed in the U.K. after it leaves the EU. For additional information on Brexit, see the Analysis of Financial Condition, Liquidity and Capital Resources—Global Economic Conditions—U.K. in our 2017 Financial Report.

China Regulatory Changes. In an effort to encourage drug innovation and reduce backlogs for existing applications for drug approval, the CFDA has unveiled numerous reform initiatives for China’s drug approval system, and engaged in significant efforts to build its capabilities. The CFDA now divides drugs into new drugs and generics, with the definition for new drugs changed from “China New” to “Global New.” This means that drugs previously approved in other markets (such as the U.S. or Europe) will not be considered new drugs under China’s regulatory regime, with the exception of drugs introduced within one year of approval in mature markets. This change in definition creates more opportunities for China’s domestic drug manufacturers than for multinational firms, because multinational firms have historically had significant competitive advantage in successfully achieving regulatory approvals for drugs first approved outside of China. The 2017 revisions made clear, however, that regulatory approval from the FDA or the EMA would no longer be required for approval of imported drugs, though a notable exception persists for imported vaccines, which still require prior approval from a relevant regulatory agency. The “marketing authorization holder” system, which will allow for more flexibility in contract manufacturing arrangements and asset transfers, now applies to all drugs developed and manufactured in China, but not yet to imported drugs.

While challenges remain, a number of other policy changes are streamlining and accelerating approvals of domestic and imported drugs in China. These reforms, along with China’s June 2017 entry into the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, are expected to pave the way for integration of CFDA’s regulations with global practices. These changes include introducing an umbrella clinical trial authorization for all three phases of registration studies (instead of the original phase-by-phase approvals), a filing/recordation system for bioequivalence studies on generics (instead of the original review and approval system), admitting more categories of drugs as innovative drugs eligible for the fast track/“green channel” approval pathway and ongoing implementation of previously announced regulatory reforms.

Healthcare Provider Transparency and Disclosures. A number of countries have implemented laws requiring (or their industry associations have recommended) disclosure of transfers of value made by pharmaceutical companies to healthcare providers. For example, the EFPIA’s disclosure code requires all members, including Pfizer, to disclose transfers of value to healthcare professionals and healthcare organizations.

Intellectual Property. The World Trade Organization Agreement on Trade Related Aspects of Intellectual Property (WTO-TRIPS) required participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by 2005, with an extension until 2033 for least-developed countries. While we still face patent grant, enforcement and other intellectual property challenges around the world, some countries have made improvements. We include stronger patent protection among the factors we consider for continued business expansion in other participant countries.

While the global intellectual property environment has generally improved following WTO-TRIPS and bilateral/multilateral trade agreements, our future business growth depends on further progress in intellectual property protection. In emerging market countries in particular, governments have used intellectual property policies as a tool for reducing the price of imported medicines, as well as to protect their local pharmaceutical industries. There is considerable political and economic pressure to weaken existing intellectual property protection and resist implementation of any further protection, which has led to policies such as more restrictive standards for obtaining patents and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions (e.g., new medical treatment methods), revocation of patents, issuance (and threat of issuance) of compulsory licenses, weak intellectual property enforcement and failure to implement effective regulatory data protection. Our industry advocacy efforts focus on seeking a more balanced business environment for foreign manufacturers, as well as on underscoring the importance of strong intellectual property systems for local innovative industries. In developed countries as well, including the EU, we are facing an increasingly challenging intellectual property environment.

Canada’s intellectual property regime for drugs provides some level of patent protection and data exclusivity (eight years plus six-month pediatric extension), but it lacks the predictability and stability that otherwise comparable countries provide. Through intense negotiations as part of the Canada/EU Comprehensive Economic & Trade Agreement (CETA), Canadian authorities reluctantly agreed to introduce a right of appeal, a form of patent term restoration and to elevate the current data protection to a treaty obligation, further aligning its intellectual property regime to the EU. In particular, CETA Article 20.25 provides sui generis protection for patent term extensions of two to five years for basic patents, subject to various rules and limitations.

In China, the intellectual property environment has improved, although effective enforcement and adequate legal remedies remain areas of concern. The government has taken steps to protect intellectual property rights in conformity with World Trade Organization provisions, and several companies, including Pfizer, have established R&D centers in China due to increased confidence in China’s intellectual property environment. Despite this, China remained on the U.S. Trade Representative’s Priority Watch List for 2017. Further, the standards for patentability in China remain more restrictive than in other major markets, including the U.S., Europe and Japan. Also, while a framework exists for protecting patents for 20 years, enforcement mechanisms are often lacking or inconsistent. For example, the absence of effective patent linkage mechanisms and preliminary injunctions, impractical evidentiary burdens, and heightened sufficiency standards have been used to invalidate patents at the enforcement stage.

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

In India, we have seen some progress in terms of expediting patent approval processes to reduce pendency rates and implementing training programs to enhance enforcement. Despite these positive steps, gaps remain in terms of addressing longstanding intellectual property concerns. For example, policies favoring compulsory licensing of patents, the tendency of the Indian Patent Office to revoke pharmaceutical patents in opposition proceedings (both pre- and post-grant), and restrictive standards for patentability of pharmaceutical products have made it difficult to safeguard many of our inventions and our investments in innovation. These policies heighten the risk of additional patent challenges targeting innovative pharmaceutical products, especially in areas perceived as being important to the public health of the population. Challenges against Pfizer patents in India are ongoing.
ENVIRONMENTAL MATTERS

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. See the Notes to Consolidated Financial Statements—Note 17A3. Commitments and Contingencies—Legal Proceedings—Commercial and Other Matters in our 2017 Financial Report. As a result, we incurred capital and operational expenditures in 2017 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures— $30 million; and

•	other environment-related expenses— $142 million.

While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position.

Climate change presents risks to our operations, including the potential for additional regulatory requirements and associated costs, and the potential for more frequent and severe weather events and water availability challenges that may impact our facilities and those of our suppliers. For example, in 2017, our manufacturing and commercial operations in Puerto Rico were impacted by hurricanes. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business—Impact of Recent Hurricanes in Puerto Rico section of the 2017 Financial Report. We cannot provide assurance that physical risks to our facilities and supply chain due to climate change will not occur in the future; however, we have a program for reviewing our vulnerability to potential weather-related risks and we update our assessments periodically. To date, we have concluded that, because of our facility locations, our existing distribution networks and our controls, we do not anticipate that these risks will have a material impact on Pfizer in the near term.
TAX MATTERS

The discussion of tax-related matters in the Notes to Consolidated Financial Statements—Note 5. Tax Matters in our 2017 Financial Report, is incorporated by reference.
EMPLOYEES

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2017, we employed approximately 90,200 people in our operations throughout the world.

Pfizer Inc.	2017 Form 10-K	8

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

As a global biopharmaceutical company, we conduct business in multiple jurisdictions throughout the world. During 2017, our activities included supplying life-saving medicines, medical products and consumer products (Pfizer products) for patient and consumer use in Iran. We ship Pfizer products to Iran, and conduct related activities, in accordance with licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control and other U.S. and non-U.S. governmental entities, and in line with our corporate policies. We will continue our global activities to improve the health and well-being of patients and consumers in a manner consistent with applicable laws and our corporate policies. To our knowledge, none of our activities during 2017 are required to be disclosed pursuant to ITRSHRA.

Pfizer Inc.	2017 Form 10-K	9

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2017 Form 10-K and in our 2017 Annual Report to Shareholders contain forward-looking statements. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the availability of raw materials for 2018 set forth in Item 1. Business––Raw Materials in this 2017 Form 10-K; the expected impact of the recent hurricanes in Puerto Rico set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Impact of Recent Hurricanes in Puerto Rico section in our 2017 Financial Report; the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing section in our 2017 Financial Report; the anticipated timeframe for any decision regarding strategic alternatives for Pfizer Consumer Healthcare set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Our Business Development Initiatives section in our 2017 Financial Report; our anticipated liquidity position set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment and the Analysis of Financial Condition, Liquidity and Capital Resources sections in the 2017 Financial Report; the financial impact of the recently passed Tax Cuts and Jobs Act set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment, Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Income Tax Assets and Liabilities, Provision/(Benefit) for Taxes on Income—Changes in Tax Laws and Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations sections in our 2017 Financial Report and in Notes to Consolidated Financial Statements—Note 1. Basis of Presentation and Significant Accounting Policies and —Note 5. Tax Matters; plans relating to increasing investment in the U.S. following the expected positive net impact of the Tax Cuts and Jobs Act set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Capital Allocation and Expense Management section in our 2017 Financial Report; the financial guidance set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Financial Guidance for 2018 section in our 2017 Financial Report; the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives, set forth in the Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section in our 2017 Financial Report and in the Notes to Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives; the expected plan for repatriating the majority of our cash held internationally in 2018 set forth in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Domestic and International Short-Term Funds section in our 2017 Financial Report; the benefits expected from our business development transactions; the planned capital spending set forth in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations section in our 2017 Financial Report; and the contributions that we expect to make from our general assets to the Company’s pension and postretirement plans during 2018 set forth in the Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Contractual Obligations section and in the Notes to Consolidated Financial Statements—Note 11. Pension and Postretirement Benefit Plans and Defined Contribution Plans in our 2017 Financial Report.

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

Pfizer Inc.	2017 Form 10-K	10

for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND OPERATIONS:

MANAGED CARE TRENDS

Consolidation among MCOs has increased the negotiating power of MCOs and other private insurers. Private third-party insurers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain or maintain timely or adequate pricing or formulary placement for our products or obtaining such pricing or placement at unfavorable pricing could adversely impact revenue. In addition to formulary tier co-pay differentials, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. They are also trying newer programs like copay accumulators to shift more of the cost burden to manufacturers and patients. This cost shifting has given consumers greater control of medication choices, as they pay for a larger portion of their prescription costs and may cause consumers to favor lower cost generic alternatives to branded pharmaceuticals. MCOs also use additional measures such as new-to-market blocks, exclusion lists, indication-based pricing, and value-based pricing/contracting to improve their cost containment efforts. Private health insurance companies also are increasingly imposing utilization management tools, such as clinical protocols, requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. As the U.S. payer market concentrates further and as more drugs become available in generic form, biopharmaceutical companies may face greater pricing pressure from private third-party payers, who will continue to drive more of their patients to use lower cost generic alternatives.

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

Also, generic manufacturers have filed applications with the FDA seeking approval of product candidates that such companies claim do not infringe our patents; these include candidates that would compete with, among other products, Xeljanz and Xtandi. Our licensing and collaboration partners also face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. In addition, our patent-protected products may face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

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

We also produce generic and biosimilar pharmaceutical products that compete with products from competitors, including other generic and biosimilar manufacturers. The ability to launch a generic or biosimilar pharmaceutical product at or before the anticipated formation of the generic or biosimilar marketplace is important to that product’s profitability. Prices for products typically decline, sometimes dramatically, following generic or biosimilar entry, and as additional companies receive approvals to market that product, competition intensifies. If a company’s generic or biosimilar product can be “first-to-market” such that its only competition is the branded drug for a period of time, higher levels of sales and profitability can be achieved until other generic or biosimilar competitors enter the market. With increasing competition in the generic or biosimilar product market, the timeliness with which we can market new generic or biosimilar products will increase in importance. Our success will depend on our ability to bring new products to market quickly. Also, we may face access challenges for our biosimilar products where our product may not receive access at parity to the innovator product and remains in a disadvantaged position. For example, Inflectra/Remsima has experienced access challenges among commercial payers. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against Johnson & Johnson (J&J) alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade® (infliximab) violate federal antitrust laws.

Pfizer Inc.	2017 Form 10-K	11

DEPENDENCE ON KEY IN-LINE PRODUCTS

We recorded direct product and/or alliance revenues of more than $1 billion for each of nine biopharmaceutical products in 2017: Prevnar 13/Prevenar 13, Lyrica, Ibrance, Eliquis, Enbrel, Lipitor, Xeljanz, Viagra and Sutent. Those products accounted for 46% of our total revenues in 2017. If these products or any of our other major products were to become subject to problems such as loss of patent protection (if applicable), changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, access pressures or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. Patents covering several of our best-selling medicines have recently expired or will expire in the next few years (including some of our billion-dollar and previously billion-dollar products), and patents covering a number of our best-selling medicines are, or have been, the subject of pending legal challenges. For example, as a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. launched a generic version of Viagra in the U.S. in December 2017. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights—Recent Losses and Expected Losses of Product Exclusivity section in our 2017 Financial Report.

Further, our Alliance revenues will be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time. For additional information on recent losses of collaborations rights, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment—Industry-Specific Challenges—Intellectual Property Rights and Collaboration/Licensing Rights—Recent Losses of Collaboration Rights section in our 2017 Financial Report.

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

BIOTECHNOLOGY PRODUCTS

Abbreviated legal pathways for the approval of biosimilars exist in certain international markets and, since the passage of the ACA, a framework for such approval exists in the U.S. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from these biosimilars, with attendant competitive pressure, and price reductions could follow. For example, Enbrel faces ongoing biosimilar competition in most developed Europe markets, which is expected to continue. The expiration or successful challenge of applicable patent rights could trigger this competition, assuming any relevant regulatory exclusivity period has expired. We may face litigation with respect to the validity and/or scope of patents relating to our biotechnology products.

We are developing biosimilar medicines. The evolving pathway for registration and approval of biosimilar products by the FDA and regulatory authorities in certain other countries could diminish the value of our investments in biosimilars. Other risks related to our development of biosimilars include the potential for steeper than anticipated price erosion due to increased competitive intensity, coupled with high costs associated with clinical development or intellectual property challenges that may preclude timely commercialization of our potential biosimilar products. There is also a risk of lower prescriptions for biosimilars due to potential concerns over comparability with innovator medicines. See also the Competitive Products risk factor above.

Pfizer Inc.	2017 Form 10-K	12

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

Many emerging markets have experienced growth rates in excess of developed markets, leading to an increased contribution to the industry’s global performance. As a result, we have been employing strategies to grow in emerging markets. However, there is no assurance that our strategies in emerging markets will be successful or that these countries will continue to sustain these growth rates. In addition, some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. Even though we constantly monitor the evolving emerging markets for any unanticipated risk to Pfizer, certain financial or political events in such markets, as discussed above, can adversely affect our results.

SPECIALTY PHARMACEUTICALS

Specialty pharmaceuticals are medicines that treat rare or life-threatening conditions that typically have smaller patient populations. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, has generated payer interest in developing cost-containment strategies targeted to this sector. The impact of payers’ efforts to control access to and pricing of specialty pharmaceuticals is increasing. For Pfizer to date, a number of factors create a more challenging paradigm given our growing specialty business portfolio. These include formulary restrictions and dispensation barriers, such as step edits, leading to higher negotiated rebates or discounts to health plans and PBMs in the U.S., as well as the increasing use of health technology assessments in markets around the world.

CONSUMER HEALTHCARE

The Consumer Healthcare business may be impacted by economic volatility, the timing and severity of the cough, cold and flu season, generic or store brand competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal, reformulation and/or relabeling of certain products (e.g., cough/cold products). See The Global Economic Environment and Strategic Alternatives for Pfizer Consumer Healthcare risk factors below.

PRODUCT MANUFACTURING, SALES AND MARKETING RISKS

Difficulties or delays in product manufacturing, sales or marketing could affect future results through regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the inability to increase production capacity commensurate with demand; the failure to predict market demand for, or to gain market acceptance of, approved products; the possibility that the supply of incoming materials may be delayed or become unavailable and that the quality of incoming materials may be substandard and not detected; the possibility that we may fail to maintain appropriate quality standards throughout the internal and external supply network and/or comply with cGMPs and other applicable regulations such as serialization (which allows for track and trace of products in the supply chain to enhance patient safety); risks to supply chain continuity and commercial operations as a result of natural (including hurricanes, earthquakes and floods) or man-made disasters at our facilities or at a supplier or vendor, including those that may be related to climate change; or failure to maintain the integrity of our supply chains against intentional and criminal acts such as economic adulteration, product diversion, product theft, counterfeit goods and cyberattacks.

Regulatory agencies periodically inspect our drug manufacturing facilities to evaluate compliance with applicable cGMP requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment or voluntary recall of a product, any of

Pfizer Inc.	2017 Form 10-K	13

which could have a material adverse effect on our business, financial condition and results of operations. In February 2017, we received a warning letter from the FDA communicating the FDA’s view that certain violations of cGMP regulations exist at Hospira’s manufacturing facility in McPherson, Kansas. We are undertaking corrective actions to address the concerns raised by the FDA. In January 2018, the FDA upgraded the status of Pfizer’s McPherson, Kansas manufacturing facility to Voluntary Action Indicated (VAI) based on an October 2017 inspection. The change to VAI status will lift the compliance hold that the FDA placed on approval of pending applications, and is an important step toward resolving the issues cited in the February 2017 FDA warning letter. In addition, in September 2017, Meridian, a subsidiary of Pfizer Inc., received a warning letter from the FDA asserting the FDA’s view that certain violations of cGMP and Quality System Regulations exist at Meridian’s manufacturing sites in St. Louis, Missouri. We are undertaking corrective actions to address the concerns raised by the FDA, and communication with the FDA is ongoing. Until the corrective actions are implemented and approved by the FDA, the FDA may refuse to grant premarket approval of applications and/or the FDA may refuse to grant export certificates related to products manufactured at our St. Louis, Missouri sites.

OUTSOURCING AND ENTERPRISE RESOURCE PLANNING

We outsource certain services to third parties in areas including transaction processing, accounting, information technology, manufacturing, clinical trial execution, clinical lab services, non-clinical research, safety services, integrated facilities management and other areas. For example, in 2017, we placed the majority of our clinical trial execution services with four Clinical Research Organizations (CROs). Service performance issues with these CROs may adversely impact the progression of our clinical trial programs. Outsourcing of services to third parties could expose us to sub-optimal quality of service delivery or deliverables, which may result in repercussions such as missed deadlines or other timeliness issues, erroneous data, supply disruptions, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, with potential negative implications for our results.

We are migrating to a consistent enterprise resource planning system across the organization. These are enhancements of ongoing activities to standardize our financial systems. If any difficulties in the migration to or in the operation of our enterprise resource planning system were to occur, they could adversely affect our operations, including, among other ways, through a failure to meet demand for our products, or adversely affect our ability to meet our financial reporting obligations.

COLLABORATIONS AND OTHER RELATIONSHIPS WITH THIRD PARTIES

We depend on third-party collaborators, service providers, and others in the research, development and commercialization of our products and product candidates and also enter into joint ventures and other business development transactions in connection with our business. To achieve expected longer term benefits, we may make substantial upfront payments in such transactions, which may negatively impact our reported earnings. We rely heavily on these parties for multiple aspects of our drug development, manufacturing and commercialization activities, but we do not control many aspects of those activities. Third parties may not complete activities on schedule or in accordance with our expectations. Failure by one or more of these third parties to meet their contractual or other obligations to Pfizer; failure of one or more of these parties to comply with applicable laws or regulations; or any disruption in the relationships between Pfizer and one or more of these third parties, could delay or prevent the development, approval or commercialization of our products and product candidates and could also result in non-compliance or reputational harm, all with potential negative implications for our product pipeline and business.

BIOPHARMACEUTICAL WHOLESALERS

In 2017, our largest biopharmaceutical wholesaler accounted for approximately 16% of our total revenues (and approximately 33% of our total U.S. revenues), and our top three biopharmaceutical wholesalers accounted for approximately 38% of our total revenues (and approximately 79% of our total U.S. revenues). If one of our significant biopharmaceutical wholesalers should encounter financial or other difficulties, such wholesaler might decrease the amount of business that it does with us, and we might be unable to collect all the amounts that the wholesaler owes us on a timely basis or at all, which could negatively impact our results of operations. In addition, we expect that consolidation and integration of pharmacy chains and wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

BUSINESS DEVELOPMENT ACTIVITIES

We expect to continue to enhance our in-line products and product pipeline through collaborations, alliances, license and funding agreements, joint ventures, equity- or debt-based investments, mergers and acquisitions. However, these enhancement plans are subject to the availability and cost of appropriate opportunities, competition from other pharmaceutical companies that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy the conditions to closing of announced transactions in the anticipated timeframe or at all, and integrate acquisitions. Further, while we seek to mitigate risks and liabilities of such transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Legal proceedings or regulatory issues often arise as a result of activities that occurred at acquired companies, their partners and other third parties. In 2016, for example, we paid $784.6 million to resolve allegations related to Wyeth’s reporting of prices to the government with respect to Protonix for activities that occurred prior to our

Pfizer Inc.	2017 Form 10-K	14

acquisition of Wyeth. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame.

COUNTERFEIT PRODUCTS

A counterfeit medicine is one that has been deliberately and fraudulently mislabeled as to its identity and source. A counterfeit Pfizer medicine, therefore, is one manufactured by someone other than Pfizer, but which appears to be the same as an authentic Pfizer medicine. The prevalence of counterfeit medicines is a significant and growing industry-wide issue due to a variety of factors, including, but not limited to, the following: the widespread use of the Internet, which has greatly facilitated the ease by which counterfeit medicines can be advertised, purchased and delivered to individual patients; the availability of sophisticated technology that makes it easier for counterfeiters to make counterfeit medicines; the growing involvement in the medicine supply chain of under-regulated wholesalers and repackagers; the lack of adequate inspection at certain international postal facilities as counterfeit medicines are increasingly delivered direct to customers in small parcel packages; and the relatively modest risk of penalties faced by counterfeiters compared to the large profits that can be earned by them from the sale of counterfeit medicines. Further, laws against pharmaceutical counterfeiting vary greatly from country to country, and the enforcement of existing law varies greatly from jurisdiction to jurisdiction. For example, in some countries, pharmaceutical counterfeiting is not a crime; in others, it may result in only minimal sanctions. In addition, those involved in the distribution of counterfeit medicines use complex transport routes in order to evade customs controls by disguising the true source of their products.

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

In the U.S., many of our products are subject to increasing pricing pressures. Pharmaceutical product pricing is subject to enhanced government and public scrutiny and calls for reform. Some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Efforts by government officials or legislators to implement measures to regulate prices or payments for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. Pricing pressures for our products may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.

We encounter similar regulatory and legislative issues in most other countries. In certain international markets, such as Europe, Japan, China, Canada and South Korea, governments have significant power as large single payers to regulate prices, access criteria (e.g., through public or private health technology assessments), or other means of cost control, particularly under recent global financing pressures. As a result, we expect that pressures on the pricing component of operating results will continue.

The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions, failure to obtain or maintain timely or adequate pricing or formulary placement for our products or obtaining such pricing or placement at unfavorable pricing could also adversely impact revenue. In our vaccines business, we participate in a tender process in many

Pfizer Inc.	2017 Form 10-K	15

countries for participation in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business.

U.S. HEALTHCARE REFORM/HEALTHCARE LEGISLATION

The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. For example, the ACA was enacted by Congress in March 2010 and established a major expansion of healthcare coverage, financed in part by a number of new rebates, discounts, and taxes that had a significant effect on our expenses and profitability. See the discussion under the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—Industry-Specific Challenges—Regulatory Environment/Pricing and Access—U.S. Healthcare Legislation section in our 2017 Financial Report and in Item 1. Business under the caption Government Regulation and Price Constraints—In the United States. We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. The likelihood of such a repeal currently appears low given the recent failure of the Senate’s multiple attempts to repeal various combinations of such ACA provisions. In October 2017, the President signed an Executive Order directing federal agencies to look for ways to authorize more health plans that could be less expensive because the plans would not have to meet all of the ACA’s coverage requirements, and announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. These and similar actions by the administration are widely expected to lead to fewer Americans having comprehensive ACA-compliant health insurance, even in the absence of a legislative repeal. The revenues generated for Pfizer by the health insurance exchanges under the ACA are minor, so the impact of the recent administration actions is expected to be limited. There is no assurance that any future replacement, modification or repeal of the ACA will not adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

U.S. ENTITLEMENT REFORM

In the U.S., government action to reduce federal spending on entitlement programs including Medicare and Medicaid may affect payment for our products or services provided using our products. The Congressional Budget Office routinely releases options for reducing federal spending, and the December 2016 release includes proposals to cap Medicaid grants to the states, and to require manufacturers to pay a minimum rebate on drugs covered under part D of Medicare for low-income beneficiaries. Significant Medicare reductions could also result if Congress proceeds with certain proposals to convert the Medicare fee-for-service program into a premium support program, or Congress chooses to implement the recommendations made annually by the Medicare Payment Advisory Commission, which are primarily intended to extend the fiscal solvency of the Medicare program. These and any other significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented could have an adverse impact on our results of operations.

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

Pfizer Inc.	2017 Form 10-K	16

the comments received by us from regulatory authorities such as the FDA and the EMA with respect to certain of our drug applications to the satisfaction of those authorities, that any of our pipeline products will receive regulatory approval and, if approved, be commercially successful or that recently approved products will be approved in other markets and/or be commercially successful. There is also a risk that we may not adequately address existing regulatory agency findings concerning the adequacy of our regulatory compliance processes and systems or implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur. In addition, there are risks associated with preliminary, early stage or interim data, including the risk that final results of studies for which preliminary, early stage or interim data have been provided and/or additional clinical trials may be different from (including less favorable than) the preliminary, early stage or interim data results and may not support further clinical development of the applicable product candidate or indication. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.

There are many considerations that can affect the marketing of our products around the world. Regulatory delays, the inability to successfully complete or adequately design and implement clinical trials within the anticipated quality, time and cost guidelines or in compliance with applicable regulatory expectations, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that can adversely affect our business. Further, claims and concerns that may arise regarding the safety and efficacy of in-line products and product candidates can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Increasing regulatory scrutiny of drug safety and efficacy, with regulatory authorities increasingly focused on product safety and the risk/benefit profile of products as they relate to already-approved products, has resulted in a more challenging, expensive and lengthy regulatory approval process due to requests for, among other things, additional clinical trials prior to granting approval or increased post-approval requirements, such as risk evaluation and mitigation strategies.

In addition, failure to put in place adequate controls and/or resources for effective collection, reporting and management of adverse events from clinical trials and post-marketing surveillance, in compliance with current and evolving regulatory requirements could result in risks to patient safety, regulatory actions and risks to product sales.

The FDA, along with other regulatory agencies around the world, has been experiencing a backlog of generic drug applications, which may result in delayed approvals of new generic products. While the FDA is taking steps to address the backlog of pending applications, continued approval delays may be experienced by generic drug applicants over the next few years.

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

INTERACTIONS WITH HEALTHCARE PROFESSIONALS AND GOVERNMENT OFFICIALS

Risks and uncertainties apply if we provide something of value to a healthcare professional, other healthcare provider and/or government official. If the interaction is found to be improper, government enforcement actions and penalties could result. These risks may increase as non-U.S. jurisdictions adopt or increase enforcement efforts of new anti-bribery laws and regulations. Requirements or industry standards in the U.S. and certain jurisdictions abroad that require pharmaceutical manufacturers to track and disclose financial interactions with healthcare professionals and healthcare providers increase government and public scrutiny of such financial interactions.

CHANGES IN LAWS AND ACCOUNTING STANDARDS

Our future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements (including tax rate changes, new tax laws, changes to existing tax laws and revised tax law and regulatory clarifications and/or interpretations, including changes affecting the taxation by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals, including further clarifications and/or interpretations of the recently passed Tax Cuts and Jobs Act), competition laws, privacy laws and environmental laws in the U.S. and other countries. For additional information, see the Provision/(Benefit) for Taxes on Income—Changes in Tax Laws and New Accounting Standards sections, and Notes to Consolidated Financial

Pfizer Inc.	2017 Form 10-K	17

Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2017 in our 2017 Financial Report.

LEGAL PROCEEDINGS

We and certain of our subsidiaries are involved in various legal proceedings, including patent, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial, environmental, government investigations, employment, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

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

Like other pharmaceutical companies, we are subject to investigations and extensive regulation by government agencies in the U.S., other developed markets and multiple emerging markets in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges, substantial fines and/or civil penalties, limitations on our ability to conduct business in applicable jurisdictions, as well as reputational harm and increased public interest in the matter could result from government investigations.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the FFDCA, the Medicaid Drug Rebate Program, the FCPA and other federal and state statutes, including those discussed elsewhere in this 2017 Form 10-K, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers and private payers. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. For example, these claims, actions and inquiries may relate to alleged failures to accurately interpret or identify or prevent non-compliance with the laws and regulations associated with the dissemination of product information (approved and unapproved), potentially resulting in government enforcement and damage to our reputation. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.

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

Pfizer Inc.	2017 Form 10-K	18

Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in a policy of routine compulsory licensing of pharmaceutical intellectual property as a result of local political pressure or in the case of national emergencies. In countries that provide some form of regulatory exclusivity, mechanisms exist permitting some form of challenge to our patents by competitors or generic drug marketers prior to or immediately following the expiration of such regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge our patent rights. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Independent actions have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. Such claims may also be brought as counterclaims to actions we bring to enforce our patents. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace. Further, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.

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

Third parties may claim that our products infringe one or more patents owned or controlled by the third party. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant damages. We are involved in patent-related disputes with third parties over our attempts to market generic pharmaceutical products and biosimilars. Once we have final regulatory approval of the related generic pharmaceuticals products or biosimilars, we may decide to commercially market these products even though associated legal proceedings (including any appeals) have not been resolved (i.e., “at-risk” launch). If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party. Any of these adverse consequences could have a material adverse effect on our profitability and financial condition.

Pfizer Inc.	2017 Form 10-K	19

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

RISKS RELATED TO OUR STRATEGIC TRANSACTIONS:

STRATEGIC ACQUISITIONS

The success of our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business will depend, in large part, on our ability to realize anticipated benefits from combining these businesses with Pfizer. We, for example, may fail to achieve cost savings anticipated with the acquisition of Hospira, or such cost savings within the expected time frame. Similarly, the accretive impact anticipated from the acquisitions of Hospira, Anacor and Medivation may not be realized or may be delayed. Integration of these businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. We also may fail to generate the revenue growth for the acquired business that we expected at the time of entering into the transaction. Expected revenue from acquired products and product candidates also may be constrained by developments outside of our control. Unsuccessful clinical trials, regulatory hurdles and commercialization challenges may adversely impact revenue and income contribution from products and product candidates, including those acquired in these acquisitions. Hospira, for example, has experienced manufacturing disruptions and substantial regulatory scrutiny due to quality issues, including receiving a warning letter from the FDA in February 2017 communicating the FDA’s view that certain violations of cGMP regulations exist at Hospira’s manufacturing facility in McPherson, Kansas. Manufacturing problems, as well as any corrective actions and their operational implementation, could adversely impact the revenue we generate from products acquired from Hospira and result in substantial unanticipated costs. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business—Product Manufacturing section in our 2017 Financial Report. Also, the success of our acquisition of Medivation depends on our ability to grow revenues for Xtandi and expand Xtandi into the non-metastatic castration-resistant prostate cancer setting.

STRATEGIC ALTERNATIVES FOR PFIZER CONSUMER HEALTHCARE

In October 2017, we announced plans to review a range of strategic alternatives for our Consumer Healthcare business, including a full or partial separation of the Consumer Healthcare business from Pfizer through a spin-off, sale or other transaction, as well as the possibility that we may ultimately determine to retain the business. We expect that a decision regarding strategic alternatives for the Consumer Healthcare business would be made in 2018.

We will incur expenses in connection with the review of strategic alternatives and are likely to incur significant expenses if we determine to move forward with any strategic alternatives. Our future results may be affected by the impact of our review and, if applicable, consummation of strategic alternatives for our Consumer Healthcare business, which are subject to certain risks and uncertainties, including, among other things, the ability to realize the anticipated benefits of any strategic alternatives we may pursue, the potential for disruption to our business and diversion of management’s attention from other aspects of our business, the possibility that such strategic alternatives will not be completed on terms that are advantageous to Pfizer and the possibility that we may be unable to realize a higher value for our Consumer Healthcare through strategic alternatives.

Pfizer Inc.	2017 Form 10-K	20

OTHER RISKS:

THE GLOBAL ECONOMIC ENVIRONMENT

Like all businesses, we are exposed to both global and industry-specific economic conditions. Governments, corporations and insurance companies, which provide insurance benefits to patients, have implemented increases in cost-sharing and restrictions on access to medicines, potentially causing patients to switch to generic or biosimilar products, delay treatments, skip doses or use less effective treatments. Government financing pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through public or private health technology assessments), or other means of cost control. Examples include Europe, Japan, China, Canada, South Korea and a number of other international markets. The U.S. continues to maintain competitive insurance markets, but has also seen significant increases in patient cost-sharing and growing government influence as government programs continue to grow as a source of coverage.

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

In addition, given that a significant portion of our business is conducted in the EU, including the U.K., the formal change in the relationship between the U.K. and the EU caused by Brexit may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products. Details on how Brexit will be executed and the impact on the remaining EU countries will dictate how and whether the broader EU will be impacted and what the resulting impact on our business may be. For additional information, see the Analysis of Financial Condition, Liquidity and Capital Resources—Global Economic Conditions—U.K. section in our 2017 Financial Report.

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

FOREIGN EXCHANGE AND INTEREST RATE RISK

Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. 50% of our total 2017 revenues were derived from international operations, including 21% from Europe and 20% from Japan and the rest of Asia. As we operate in multiple foreign currencies, including the euro, the Japanese yen, the Chinese renminbi, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the U.S. dollar were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations can impact our results and financial guidance. For additional information about our exposure to foreign currency risk, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2018 and Analysis of Financial Condition, Liquidity and Capital Resources sections in our 2017 Financial Report.

In addition, our interest-bearing investments and borrowings, and our pension benefit obligations, net, and our postretirement benefit obligations, net, are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section in our 2017 Financial Report. For additional details, see the Notes to Consolidated Financial Statements—Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities and —Note 11. Pension and Postretirement Benefit Plans and Defined Contribution Plans in our 2017 Financial Report and the

Pfizer Inc.	2017 Form 10-K	21

Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions––Benefit Plans section in our 2017 Financial Report. Those sections of our 2017 Financial Report are incorporated by reference.

Notwithstanding our efforts to foresee and mitigate the effects of changes in external fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

COST AND EXPENSE CONTROL/UNUSUAL EVENTS/FAILURE TO REALIZE THE ANTICIPATED BENEFITS OF STRATEGIC INITIATIVES AND ACQUISITIONS

Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of (i) our cost-reduction and productivity initiatives; (ii) our internal separation of our commercial operations into our current operating structure; (iii) any other corporate strategic initiatives, such as our evaluation of strategic alternatives for our Consumer Healthcare business; and (iv) any acquisitions, divestitures or other initiatives, such as our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business.

INTANGIBLE ASSETS, GOODWILL AND EQUITY-METHOD INVESTMENTS

Our consolidated balance sheet contains significant amounts of intangible assets, including goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity). Any such charge may be significant. Our other intangible assets, including developed technology rights and brands, face similar risks for impairment and charges related to such assets may be significant as well. For additional details, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section in our 2017 Financial Report.

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

Pfizer Inc.	2017 Form 10-K	22

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In 2017, we continued to consolidate operations to achieve efficiencies and dispose of excess space. As of December 31, 2017, we had 501 owned and leased properties, amounting to approximately 53 million square feet.

In 2017, we reduced the number of properties in our portfolio by 66 sites and 4.2 million square feet, which includes the divestment of properties in connection with the sale of the HIS net assets to ICU Medical, the disposal of surplus real property assets and the reduction of operating space in all regions.

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

In 2018, we intend to progress our plans to relocate from our current New York City corporate headquarters to a more modern facility in Manhattan. We continue to advance our global workplace strategy to provide workplaces that enable collaboration and foster innovation.

We have numerous facilities across the world to support our R&D organizations, with a heavy concentration in North America. In 2018, we continue to advance construction of new R&D facilities in St. Louis, Missouri and Andover, Massachusetts.

Our PGS division is headquartered in various locations, with leadership teams primarily in New York City, New York and in Peapack, New Jersey. As of December 31, 2017, PGS had responsibility for 58 plants around the world, which manufacture products for our commercial divisions. Locations with major manufacturing facilities include Belgium, China, Germany, India, Ireland, Italy, Japan, Puerto Rico, Singapore and the U.S. Our PGS division’s plant network strategy is expected to result in the exit of three of these sites over the next several years. PGS also operates multiple distribution facilities around the world.

In general, we believe that our properties are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See the Notes to Consolidated Financial Statements—Note 9. Property, Plant and Equipment in our 2017 Financial Report, which provides amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion in the Notes to Consolidated Financial Statements—Note 15. Lease Commitments in our 2017 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements—Note 17A. Commitments and Contingencies—Legal Proceedings in our 2017 Financial Report, which is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Pfizer Inc.	2017 Form 10-K	23

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held on the date of the 2018 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Ian C. Read	64
Chairman of the Board since December 2011 and Chief Executive Officer of Pfizer since December 2010. President and Chief Executive Officer from December 2010 until December 2011. Previously, he served as Senior Vice President and Group President of the Worldwide Biopharmaceutical Businesses, which he led from 2006 through December 2010. In that role, he oversaw five global business units—Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets. Mr. Read began his career with Pfizer in 1978 as an operational auditor. He worked in Latin America through 1995, holding positions including Chief Financial Officer, Pfizer Mexico, and Country Manager, Pfizer Brazil. In 1996, he was appointed President of Pfizer’s International Pharmaceuticals Group, with responsibility for Latin America and Canada. He became Executive Vice President, Europe, in 2000, was named a Corporate Vice President in 2001, and assumed responsibility for Canada, in addition to Europe, in 2002. Mr. Read later became accountable for operations in both the Africa/Middle East region and Latin America as well. Director of Kimberly-Clark Corporation. Mr. Read serves on the Boards of Pharmaceutical Research and Manufacturers of America (PhRMA) and the Partnership of New York City. Member of the U.S.-China Business Council. Our Director since December 2010.

Albert Bourla	56
Chief Operating Officer since January 2018; Group President, Pfizer Innovative Health from June 2016 until December 2017; Group President, Global Innovative Pharma Business (responsible for Vaccines, Oncology and Consumer Healthcare since 2014) from February 2016 until June 2016. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Area President Europe, Africa, Asia and Pacific of Pfizer Animal Health from 2009 until November 2010. Area President Europe, Africa and Middle East of Pfizer Animal Health from 2005 until 2009.

Frank A. D’Amelio	60
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

Mikael Dolsten	59
President of Worldwide Research and Development since December 2010. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. He was Senior Vice President of Wyeth and President, Wyeth Research from June 2008 until October 2009. He was a Private Equity Partner at Orbimed Advisors, LLC from January 2008 until June 2008. Director of Karyopharm Therapeutics Inc. Chairman of the Translational Advisory Board of Apple Tree Partners from 2016 to 2017.

Charles H. Hill III	62
Executive Vice President, Worldwide Human Resources since December 2010. Senior Vice President, Human Resources for Worldwide Biopharmaceuticals Businesses from 2008 through December 2010. Vice President, Human Resources, Worldwide Pharmaceutical Operations from 2004 through 2008. Director of Zoetis Inc. from July 2012 until June 2013.

Angela Hwang	52
Group President, Pfizer Essential Health since January 2018. Global President, Pfizer Inflammation and Immunology from January 2016 until December 2017. Regional Head, U.S. Vaccines from January 2014 until December 2015. Vice President, Emerging Markets for the Primary Care business from September 2011 until December 2013. Vice President, U.S. Brands business within Essential Health from October 2009 until August 2011.

Rady A. Johnson	56	Executive Vice President, Chief Compliance and Risk Officer since December 2013. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Douglas M. Lankler	52
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

Freda C. Lewis-Hall	62
Executive Vice President, Chief Medical Officer since December 2010. Senior Vice President, Chief Medical Officer from May 2009 until December 2010. Previously, she was Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals from June 2008 until May 2009. Dr. Lewis-Hall was Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008. Director of Tenet Healthcare Corporation from December 2014 to May 2017.

Kirsten Lund-Jurgensen	58
Executive Vice President, President, Pfizer Global Supply since December 2016. Vice President, Innovative Health Product Portfolio Management and Consumer Operations from August 2015 until December 2016. Vice President, Vaccines, Oncology, Consumer Product Portfolio Management and Consumer Operations from January 2014 until August 2015. Vice President, Product Portfolio Management for Primary Care, Established Products and Oncology from December 2012 until December 2013. Vice President of the Primary Care and Oncology Operating Unit (Manufacturing Sites in Europe, Singapore, Canada) from October 2009 until November 2012. Vice President of the Patented Products Operating Unit (Manufacturing Sites in Europe, Singapore) from May 2008 until October 2009. A  Member of the Executive Committee of the National Association of Manufacturers Board of Directors.

Alexander R. MacKenzie	58
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

Laurie J. Olson	54
Executive Vice President, Strategy and Commercial Operations since July 2012. Senior Vice President - Strategy and Portfolio Management from 2011 until July 2012. Senior Vice President - Portfolio Management and Analytics from 2008 until 2010. Since joining Pfizer in 1987 as an Analyst in the Company’s marketing research organization, Ms. Olson has served in a variety of marketing leadership positions with increasing responsibility in both the Company’s U.S. and global commercial organizations.

Sally Susman	56
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

John D. Young	53
Group President, Pfizer Innovative Health since January 2018. Group President, Pfizer Essential Health from June 2016 until December 2017; Group President, Global Established Pharma Business from January 2014 until June 2016. President and General Manager, Pfizer Primary Care from June 2012 until December 2013. Primary Care Business Unit’s Regional President for Europe and Canada from 2009 until June 2012. U.K. Country Manager from 2007 until 2009. Director of Johnson Controls International plc.

Pfizer Inc.	2017 Form 10-K	24

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 20, 2018, there were 158,190 holders of record of our common stock. Additional information required by this item is incorporated by reference from the Quarterly Consolidated Financial Data (Unaudited) and Peer Group Performance Graph sections in our 2017 Financial Report.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth fiscal quarter of 2017:
Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
October 2, 2017 through October 29, 2017	31,838	$35.61	—	$6,355,862,076
October 30, 2017 through November 30, 2017	17,257	$35.11	—	$6,355,862,076
December 1, 2017 through December 31, 2017	15,332	$36.09	—	$16,355,862,076
Total	64,427	$35.59	—

(a)	For additional information, see the Notes to Consolidated Financial Statements––Note 12. Equity in our 2017 Financial Report, which is incorporated by reference.

(b)
These columns reflect (i) 59,102 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs; and (ii) the open market purchase by the trustee of 5,325 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the discussion under the heading Financial Summary in our 2017 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the discussion under the heading Financial Review in our 2017 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section in our 2017 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2017 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2017 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Pfizer Inc.	2017 Form 10-K	25

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2017 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2017 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Pfizer Inc.	2017 Form 10-K	26

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our 2018 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance in our 2018 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance—Pfizer Policies on Business Conduct and —Code of Conduct for Directors in our 2018 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Submitting Proxy Proposals and Director Nominations for the 2019 Annual Meeting in our 2018 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance—Board Information—Board and Committee Information—Board Committees—The Audit Committee in our 2018 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2017 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Non-Employee Director Compensation; Executive Compensation; and Governance—Board Information—Board and Committee Information—Board Committees—The Compensation Committee—Compensation Committee Interlocks and Insider Participation in our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Executive Compensation—Compensation Tables—Equity Compensation Plan Information and Securities Ownership in our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Related Person Transactions and Indemnification—Transactions with Related Persons in our 2018 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Governance—Other Governance Practices and Policies—Director Independence in our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2017 and 2016 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our 2018 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in our 2018 Proxy Statement.

Pfizer Inc.	2017 Form 10-K	27

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2017 Financial Report are incorporated by reference into Item 8 of Part II of this 2017 Form 10-K:

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
15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, New York 10017. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2017 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.27 are management contracts or compensatory plans or arrangements.

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

3.3	Our By-laws, as amended December 18, 2017, are incorporated by reference from our Current Report on Form 8-K filed on December 21, 2017 (File No. 001-03619).

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our Current Report on Form 8-K filed on January 30, 2001 (File No. 001-03619).

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

Pfizer Inc.	2017 Form 10-K	28

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

4.9
Eighth Supplemental Indenture, dated as of March 17, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (successor to the Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 17, 2017 (File No. 001-03619).

4.10
Ninth Supplemental Indenture, dated as of March 6, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 6, 2017 (File No. 001-03619).

4.11
Tenth Supplemental Indenture, dated as of December 19, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on December 19, 2017 (File No. 001-03619).

4.12
Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

4.13
Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

4.14
Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K (File No. 001-01225).

4.15
Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005 (File No. 001-01225).

4.16
Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007 (File No. 001-01225).

4.17
Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009 (File No. 001-03619).

4.18	Except as set set forth in Exhibits 4.1-17 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders (File No. 001-03619).

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K (File No. 001-03619).

10.3	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders (File No. 001-03619).

*10.4	Form of Acknowledgment and Consent and Summary of Key Terms for Stock Option Grants, RSUs and TSRUs.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

Pfizer Inc.	2017 Form 10-K	29

10.5	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K (File No. 001-03619).

*10.6	Amended and Restated Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees.

10.7	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016 (File No. 001-03619).

10.8
Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017 (File No. 001-03619).

*10.9	Amendment No. 2 to the Pfizer Supplemental Savings Plan.

10.10	Pfizer Inc. Global Performance Plan is incorporated by reference from Quarterly Report on Form 10-Q for the period ended October 1, 2017 (File No. 001-03619).

10.11	Executive Annual Incentive Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.12	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K (File No. 001-03619).

10.13	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K (File No. 001-03619).

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

10.19
The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2017 Proxy Statement is incorporated by reference from our 1997 Annual Report on Form 10-K (File No. 001-03619).

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

10.24	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009 (File No. 001-03619).

10.25	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011 (File No. 001-03619).

*10.26	Form of Special Performance-Based Incentive Award Letter.

*10.27	Form of Special Performance-Based Incentive Grant Letter.
*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2017 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

Pfizer Inc.	2017 Form 10-K	30

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

ITEM 16.	FORM 10-K SUMMARY

A Form 10-K summary is provided at the beginning of this 2017 Form 10-K, with hyperlinked cross-references. This allows users to easily locate the corresponding items in this 2017 Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that is incorporated by reference from our 2018 Proxy Statement.

Pfizer Inc.	2017 Form 10-K	31

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 22, 2018	By:	/S/ MARGARET M. MADDEN
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

Signature	Title	Date

/S/ IAN C. READ Ian C. Read	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 21, 2018

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 21, 2018

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 22, 2018

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 21, 2018

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 21, 2018

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 21, 2018

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 21, 2018

Signature	Title	Date

/S/ JAMES M. KILTS James M. Kilts	Director	February 21, 2018

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 22, 2018

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 21, 2018

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 21, 2018