Form 10-Q
period 2018-04-01
PFIZER INC
filed 2018-05-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

At May 7, 2018, 5,849,571,048 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2017 Financial Report	Financial Report for the fiscal year ended December 31, 2017, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017
2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Avillion	Avillion LLP
BMS	Bristol-Myers Squibb Company
BRCA	BReast CAncer susceptibility gene
CDC	U.S. Centers for Disease Control and Prevention
Citibank	Citibank N.A.
CML	chronic myelogenous leukemia
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development
HER2-	human epidermal growth factor receptor 2-negative
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
J&J	Johnson & Johnson Corp.
King	King Pharmaceuticals, Inc.
LDL	low density lipoprotein
LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company

LOE	loss of exclusivity
MCC	Merkel Cell Carcinoma
MCO	Managed Care Organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation, Inc.
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NovaQuest	NovaQuest Co-Investment Fund V, L.P.
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	Pharmacy Benefit Manager
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2018
RCC	renal cell carcinoma
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SFJ	SFJ Pharmaceuticals Group
Shire	Shire International GmbH
SIP	Sterile Injectable Pharmaceuticals
S&P	Standard and Poor’s
StratCO	Strategy and Commercial Operations
Tax Cuts and Jobs Act or TCJA	H.R.1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”
U.K.	United Kingdom
U.S.	United States
VAI	Voluntary Action Indicated
ViiV	ViiV Healthcare Limited
WRD	Worldwide Research and Development

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	April 1, 2018	April 2, 2017
Revenues	$12,906	$12,779
Costs and expenses:
Cost of sales(a)	2,563	2,468
Selling, informational and administrative expenses(a)	3,412	3,315
Research and development expenses(a)	1,743	1,716
Amortization of intangible assets	1,196	1,186
Restructuring charges and certain acquisition-related costs	43	84
Other (income)/deductions––net	(178)	60
Income from continuing operations before provision for taxes on income	4,127	3,951
Provision for taxes on income	556	821
Income from continuing operations	3,571	3,130
Discontinued operations––net of tax	(1)	—
Net income before allocation to noncontrolling interests	3,570	3,130
Less: Net income attributable to noncontrolling interests	9	9
Net income attributable to Pfizer Inc.	$3,561	$3,121

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.60	$0.52
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.60	$0.52

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.59	$0.51
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.59	$0.51

Weighted-average shares––basic	5,957	6,006
Weighted-average shares––diluted	6,057	6,092
Cash dividends paid per common share	$0.34	$0.32

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Net income before allocation to noncontrolling interests	$3,570	$3,130

Foreign currency translation adjustments, net	758	228
Reclassification adjustments	15	—
	773	228
Unrealized holding losses on derivative financial instruments, net	(114)	(9)
Reclassification adjustments for (gains)/losses included in net income(a)	44	(241)
	(69)	(251)
Unrealized holding gains on available-for-sale securities, net	160	150
Reclassification adjustments for (gains)/losses included in net income(a)	(174)	137
Reclassification adjustments for unrealized gains included in Retained earnings(b)	(462)	—
	(476)	287
Benefit plans: actuarial gains, net	163	1
Reclassification adjustments related to amortization	62	163
Reclassification adjustments related to settlements, net	37	52
Other	(86)	45
	175	261
Benefit plans: prior service (costs)/credits and other, net	—	—
Reclassification adjustments related to amortization	(46)	(45)
Reclassification adjustments related to curtailments, net	(7)	(7)
Other	2	1
	(51)	(52)
Other comprehensive income, before tax	352	474
Tax provision on other comprehensive (loss)/income	432	25
Other comprehensive (loss)/income before allocation to noncontrolling interests	$(80)	$449

Comprehensive income before allocation to noncontrolling interests	$3,490	$3,579
Less: Comprehensive income attributable to noncontrolling interests	10	15
Comprehensive income attributable to Pfizer Inc.	$3,480	$3,563

(a)
Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. For additional information on amounts reclassified into Cost of sales, see Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(b)	For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$2,302	$1,342
Short-term investments	9,119	18,650
Trade accounts receivable, less allowance for doubtful accounts: 2018—$597; 2017—$584	9,452	8,221
Inventories	8,148	7,578
Current tax assets	3,624	3,050
Other current assets	2,126	2,289
Assets held for sale	64	12
Total current assets	34,835	41,141
Long-term investments	6,945	7,015
Property, plant and equipment, less accumulated depreciation: 2018—$16,665; 2017—$16,172	13,971	13,865
Identifiable intangible assets, less accumulated amortization	47,690	48,741
Goodwill	56,393	55,952
Noncurrent deferred tax assets and other noncurrent tax assets	1,883	1,855
Other noncurrent assets	2,896	3,227
Total assets	$164,612	$171,797

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2018—$4,763; 2017—$3,546	$9,010	$9,953
Trade accounts payable	3,879	4,656
Dividends payable	—	2,029
Income taxes payable	1,614	477
Accrued compensation and related items	1,911	2,196
Other current liabilities	10,950	11,115
Total current liabilities	27,365	30,427

Long-term debt	31,831	33,538
Pension benefit obligations, net	5,171	5,926
Postretirement benefit obligations, net	1,488	1,504
Noncurrent deferred tax liabilities	5,967	3,900
Other taxes payable	16,605	18,697
Other noncurrent liabilities	5,644	6,149
Total liabilities	94,071	100,141

Commitments and Contingencies

Preferred stock	21	21
Common stock	465	464
Additional paid-in capital	84,599	84,278
Treasury stock	(95,460)	(89,425)
Retained earnings	89,961	85,291
Accumulated other comprehensive loss	(9,402)	(9,321)
Total Pfizer Inc. shareholders’ equity	70,184	71,308
Equity attributable to noncontrolling interests	358	348
Total equity	70,541	71,656
Total liabilities and equity	$164,612	$171,797
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Operating Activities
Net income before allocation to noncontrolling interests	$3,570	$3,130
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,567	1,555
Asset write-offs and impairments	7	35
Loss on sale of HIS net assets	3	37
TCJA impact(a)	(68)	—
Deferred taxes from continuing operations	294	38
Share-based compensation expense	182	218
Benefit plan contributions in excess of expense	(692)	(986)
Other adjustments, net	(164)	(225)
Other changes in assets and liabilities, net of acquisitions and divestitures	(2,715)	(2,217)
Net cash provided by operating activities	1,983	1,584

Investing Activities
Purchases of property, plant and equipment	(386)	(358)
Purchases of short-term investments	(913)	(701)
Proceeds from redemptions/sales of short-term investments	6,463	2,232
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	4,507	3,778
Purchases of long-term investments	(605)	(740)
Proceeds from redemptions/sales of long-term investments	576	844
Acquisitions of businesses, net of cash acquired	—	(585)
Other investing activities, net	25	297
Net cash provided by investing activities	9,667	4,768

Financing Activities
Proceeds from short-term borrowings	428	2,554
Principal payments on short-term borrowings	(2,493)	(2,519)
Net payments on short-term borrowings with original maturities of three months or less	(83)	(2,110)
Proceeds from issuance of long-term debt	—	5,273
Principal payments on long-term debt	(355)	(1,253)
Purchases of common stock	(6,063)	(5,000)
Cash dividends paid	(2,032)	(1,945)
Proceeds from exercise of stock options	372	313
Other financing activities, net	(495)	(220)
Net cash used in financing activities	(10,720)	(4,907)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	55	21
Net increase in cash and cash equivalents and restricted cash and cash equivalents	985	1,465
Cash and cash equivalents and restricted cash and cash equivalents, beginning	1,431	2,666
Cash and cash equivalents and restricted cash and cash equivalents, end	$2,416	$4,131

Supplemental Cash Flow Information
Non-cash transactions:
Receipt of ICU Medical common stock(b)	$—	$428
Promissory note from ICU Medical(b)	—	75
Cash paid during the period for:
Income taxes	$257	$195
Interest	259	216
Interest rate hedges	20	32

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s 2018 Provision for taxes on income was favorably impacted by approximately $68 million, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

(b)
In connection with the sale of the HIS net assets to ICU Medical, on February 3, 2017, Pfizer received 3.2 million newly issued shares of ICU Medical common stock initially valued at $428 million and a promissory note in the amount of $75 million, which was repaid in full as of December 31, 2017. For additional information, see Note 2B. Acquisition, Sale of Hospira Infusion Systems Net Assets, Licensing Arrangement and Collaborative Arrangements: Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH).

- continued -

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
Cash and cash equivalents	$2,302	$1,342
Restricted cash and cash equivalents in Short-term investments	41	—
Restricted cash and cash equivalents in Long-term investments	73	—
Restricted cash and cash equivalents in Other current assets	—	14
Restricted cash and cash equivalents in Other noncurrent assets	—	75
Total cash and cash equivalents and restricted cash and cash equivalents shown in the condensed consolidated balance sheets	$2,416	$1,431
Amounts included in restricted cash represent those required to be set aside by a contractual agreement in connection with ongoing litigation or to secure delivery of Pfizer medicines at the agreed upon terms. The restriction will lapse upon the resolution of the litigation or the proper delivery of the medicines.
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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three months ended February 25, 2018 and February 26, 2017. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended April 1, 2018 and April 2, 2017.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The interim financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of our condensed consolidated balance sheets and condensed consolidated statements of income. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2017 Form 10-K.

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). For additional information, see Note 13 and Notes to Consolidated Financial Statements––Note 18. Segment, Geographic and Other Revenue Information in Pfizer’s 2017 Financial Report.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

In the first quarter of 2018, as of January 1, 2018, we adopted eleven new accounting standards. See Note 1B for further information.

Our recent significant business development activities include:

•
On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, to ICU Medical. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the first quarter of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while our financial results, and EH’s operating results, for the first quarter of 2018 do not reflect any contribution from HIS global operations.

•
On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the first quarter of 2017 reflect approximately two months of the small molecule anti-infectives business acquired from AstraZeneca and our financial results, EH’s operating results, and cash flows for the first quarter of 2018 reflect three months of the small molecule anti-infective business acquired from AstraZeneca.

For additional information, see Note 2 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment in Pfizer’s 2017 Financial Report.
B. Adoption of New Accounting Standards
On January 1, 2018, we adopted eleven new accounting standards. The quantitative impacts on our prior period condensed consolidated financial statements of adopting the following new standards are summarized in the tables within the section titled Impacts to our Condensed Consolidated Financial Statements, further below.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues––We adopted a new accounting standard for revenue recognition and changed our revenue recognition policies accordingly. Generally, the previous revenue recognition standards permitted recognition when persuasive evidence of a contract existed, delivery had occurred, and the seller's price to the buyer was fixed or determinable. Under the new standard, revenue is recognized upon transfer of control of the product to our customer in an amount that reflects the consideration we expect to receive in exchange. We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $584 million on a pre-tax basis ($450 million after-tax). This amount includes $500 million (pre-tax) related to the timing of recognizing Other (income)/deductions––net primarily for upfront and milestone payments on our collaboration arrangements ($394 million, pre-tax) and, to a lesser extent, product rights and out-licensing arrangements, and $84 million (pre-tax) related to the timing of recognizing Revenues and Cost of sales on product shipments. The impact of adoption did not have a material impact to our condensed consolidated statement of income for the three months ended April 1, 2018 or our condensed consolidated balance sheet as of April 1, 2018. For additional information, see Note 1C.
Financial Assets and Liabilities––The new accounting standard related to the recognition and measurement of financial assets and liabilities makes the following changes to prior guidance and requires:

•
certain equity investments to be measured at fair value with changes in fair value now recognized in net income. However, equity investments that do not have readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer;

•	a qualitative assessment of equity investments without readily determinable fair values to identify impairment; and

•	separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements.
We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $462 million on a pre-tax basis ($419 million after-tax) related to the net impact of unrealized gains and losses primarily on available-for-sale equity securities, restricted stock and private equity securities. In the first quarter of 2018, we recorded net unrealized gains on equity securities of $111 million. For additional information, see Note 4 and Note 7.

Presentation of Net Periodic Pension and Postretirement Benefit Cost––We adopted a new accounting standard that requires the net periodic pension and postretirement benefit costs other than the service costs be presented in Other (income)/deductions––net, and that the presentation be applied retrospectively. We adopted the presentation of the net periodic benefit costs other than service costs by reclassifying these costs from Cost of sales, Selling, informational and administrative expenses, Research and development expenses and Restructuring charges and certain acquisition-related costs to Other (income)/deductions––net. We elected to apply the practical expedient as it is impracticable to determine the disaggregation of the cost components for amounts capitalized within Inventories and property, plant and equipment and amortized in each of those periods. We have therefore reclassified the prior period net periodic benefit costs/(credits) disclosed in Note 10 to apply the retrospective presentation for comparative periods.
As of January 1, 2018, only service costs will be included in amounts capitalized in Inventories or property, plant and equipment, while the other components of net periodic benefit costs will be included in Other (income)/deductions––net. For additional information, see Note 4 and Note 10.
Income Tax Accounting––The new guidance removes the prohibition against recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to a third party, unless the asset transferred is inventory. We adopted the standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to decrease the opening balance of Retained earnings by $189 million.
Accounting for Hedging Activities––The standard makes the following changes:

•	Permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk;

•	Changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk;

•
No longer requires the separate measurement and reporting of hedge ineffectiveness, but requires the income statement presentation of the earnings effect of the hedging instrument with the earnings effect of the hedged item;

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Permits us to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness; and

•	Simplifies hedge effectiveness testing.
We early adopted the new accounting standard on January 1, 2018 on a prospective basis. In the first quarter of 2018, we recorded income of $29 million in Other (income)/deductions––net, whereas this item would have been classified in interest income in prior periods. For additional information, see Note 7F.
Reclassification of Certain Tax Effects from AOCI––We early adopted a new accounting standard that provides guidance on the reclassification of certain tax effects from AOCI. Under the new guidance, we elected to reclassify the stranded tax amounts related to the TCJA from AOCI to Retained earnings. We adopted the new accounting standard utilizing the modified retrospective method, and recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $495 million, primarily due to the effect of the change in the U.S. Federal corporate tax rate. The impact on other stranded tax amounts related to the application of the TCJA was not material to our condensed consolidated financial statements.
Classification of Certain Transactions in the Statement of Cash Flows––We retrospectively adopted an accounting standard that changed the presentation of certain information in the condensed consolidated statements of cash flows, including the classification of:

•
debt prepayment and extinguishment costs, resulting in an increase in Operating activities––Other adjustments, net and a decrease in Financing activities––Other financing activities, net of $5 million for the three months ended April 1, 2018; and

•
accreted interest on the settlement of commercial paper debt instruments, resulting in a decrease in Operating activities––Other adjustments, net, and an increase in Financing activities––Other financing activities, net of $24 million for the three months ended April 1, 2018.

The new standard also establishes guidance on the classification of certain cash flows related to contingent consideration in a business acquisition. Cash payments made soon after a business acquisition date will be classified as Investing activities, while payments made thereafter will be classified as Financing activities. Payments made in excess of the amount of the original contingent consideration liability will be classified as Operating activities. The adoption of this guidance will not have a material impact to our condensed consolidated financial statements.
Presentation of Restricted Cash in the Statement of Cash Flows––We adopted, on a retrospective basis, the new accounting standard, which requires that Restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. As a result, for the three months ended April 1, 2018, $25 million is presented as an increase in Cash, cash equivalents, restricted cash and restricted cash equivalents.
Definition of a Business––We prospectively adopted the standard for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, the transaction will not qualify for treatment as a business. To be considered a business, a set of integrated activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs, without regard as to whether a purchaser could replace missing elements. In addition, the definition of the term “output” has been narrowed to make it consistent with the updated revenue recognition guidance. In the first quarter of 2018, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Derecognition of Nonfinancial Assets––We prospectively adopted the standard, which applies to the full or partial sale or transfer of nonfinancial assets, including intangible assets, real estate and inventory. The standard provides that the gain or loss is determined by the difference between the consideration received and the carrying value of the asset. In the first quarter of 2018, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Accounting for Modifications of Share-Based Payment Awards––We prospectively adopted the standard, which clarifies that certain changes in the terms or conditions of a share-based payment award be accounted for as a modification. There was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Impacts to our Condensed Consolidated Financial Statements––The impacts on our prior period condensed consolidated financial statements of adopting the new standards described above are summarized in the following tables:

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adoption of the standard related to pension and postretirement benefit costs impacted our prior period condensed consolidated statement of income as follows:
	Three months ended April 2, 2017
(MILLIONS OF DOLLARS)	As Previously Reported	Effect of Change Higher/(Lower)	As Restated
Cost of sales	$2,470	$(3)	$2,468
Selling, informational and administrative expenses	3,308	7	3,315
Research and development expenses	1,708	8	1,716
Restructuring charges and certain acquisition-related costs	157	(74)	84
Other (income)/deductions––net	(1)	62	60
Income from continuing operations before provision for taxes on income	3,951	—	3,951

Adoption of the standards impacted our condensed consolidated balance sheet as follows:
		Effect of New Accounting Standards Higher/(Lower)
(MILLIONS OF DOLLARS)	As Previously Reported Balance at December 31, 2017	Revenues	Financial Assets and Liabilities	Income Tax Accounting	Reclassification of Certain Tax Effects from AOCI	Balance at January 1, 2018
Trade accounts receivable	$8,221	$13	$—	$—	$—	$8,234
Inventories	7,578	(11)	—	—	—	7,567
Current tax assets	3,050	(11)	—	(3)	—	3,036
Noncurrent deferred tax assets and other noncurrent tax assets	1,855	(17)	—	—	—	1,838
Other noncurrent assets	3,227	—	—	(204)	—	3,023
Other current liabilities	11,115	(123)	—	—	—	10,992
Noncurrent deferred tax liabilities	3,900	106	—	(18)	—	3,988
Other noncurrent liabilities	6,149	(459)	—	—	—	5,690
Retained earnings	85,291	450	419	(189)	495	86,466
Accumulated other comprehensive loss	(9,321)	—	(419)	—	(495)	(10,235)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adoption of the standards related to the classification of certain transactions in the statement of cash flows and the presentation of restricted cash in the statement of cash flows impacted our condensed consolidated statement of cash flows as follows:

	Three months ended April 2, 2017
		Effect of New Accounting Standards Inflow/(Outflow)
(MILLIONS OF DOLLARS)	As Previously Reported	Cash Flow Classification	Restricted Cash	As Restated
Operating Activities
Other adjustments, net	$(211)	(14)	$—	$(225)
Other changes in assets and liabilities, net of acquisitions and divestitures	(2,225)	—	8	(2,217)
Investing Activities
Proceeds from redemptions and sales of short-term investments	2,235	—	(3)	2,232
Proceeds from redemptions/sales of long-term investments	846	—	(2)	844
Financing Activities
Principal payments on short-term borrowings	(2,530)	11	—	(2,519)
Net proceeds from/(payments on) short-term borrowings with original maturities of three months or less	(2,113)	3	—	(2,110)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,461	—	4	1,465
Cash and cash equivalents and restricted cash and cash equivalents, beginning	2,595	—	70	2,666
Cash and cash equivalents and restricted cash and cash equivalents, ending	4,057	—	74	4,131

C. Revenues

On January 1, 2018, we adopted a new accounting standard for revenue recognition. For further information, see Note 1B.
We recorded direct product and/or alliance revenues of more than $1 billion for each of nine products in 2017. These direct products sales and/or alliance product revenues represented 46% of our revenues in 2017. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices due to added competition and we generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights. Our Consumer Healthcare business includes OTC brands with a focus on dietary supplements, pain management, gastrointestinal and respiratory and personal care. According to Euromonitor International’s retail sales data, in 2017, our Consumer Healthcare business was the fifth-largest branded multi-national, OTC consumer healthcare business in the world and produced two of the ten largest selling consumer healthcare brands (Centrum and Advil) in the world. We sell biopharmaceutical products after patent expiration, and under patent, and, to a much lesser extent, consumer healthcare products worldwide to developed and emerging market countries.
Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We determine transfer of control based on when the product is shipped or delivered and title passes to the customer.

•
Customers––Our biopharmaceutical products are sold principally to wholesalers but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies, and, in the case of our vaccine products in the U.S., we primarily sell directly to the CDC, wholesalers and individual provider offices. Our consumer healthcare customers include retailers and, to a lesser extent, wholesalers and distributors.

Biopharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs, insurance programs, including those managed through pharmacy benefit managers, and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Our Sales Contracts––Sales on credit are typically under short-term contracts. Collections are based on market payment cycles common in various markets, with shorter cycles in the U.S. Sales are adjusted for sales allowances, chargebacks, rebates and sales returns and cash discounts. Sales returns occur due to loss of exclusivity, product recalls or a changing competitive environment.

•
Deductions from Revenues––Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment is required when estimating the impact of these revenue deductions on gross sales for a reporting period.

Specifically:

•
In the U.S., we sell our products to distributors and hospitals under our sales contracts. However, we also have contracts with managed care or pharmacy benefit managers and legislatively mandated contracts with the federal and state governments under which we provide rebates to them based on medicines utilized by the lives they cover. We record provisions for Medicare, Medicaid, and performance-based contract pharmaceutical rebates based upon our experience ratio of rebates paid and actual prescriptions written during prior quarters. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. We estimate discounts on branded prescription drug sales to Medicare Part D participants in the Medicare “coverage gap,” also known as the “doughnut hole,” based on the historical experience of beneficiary prescriptions and consideration of the utilization that is expected to result from the discount in the coverage gap. We evaluate this estimate regularly to ensure that the historical trends and future expectations are as current as practicable. For performance-based contract rebates, we also consider current contract terms, such as changes in formulary status and rebate rates.

•
Outside the U.S., the majority of our pharmaceutical sales allowances are contractual or legislatively mandated and our estimates are based on actual invoiced sales within each period, which reduces the risk of variations in the estimation process. In certain European countries, rebates are calculated on the government’s total unbudgeted pharmaceutical spending or on specific product sales thresholds and we apply an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third-party information that helps us to monitor the adequacy of these accruals.

•
Provisions for pharmaceutical chargebacks (primarily reimbursements to U.S. wholesalers for honoring contracted prices to third parties) closely approximate actual as we settle these deductions generally within two to five weeks of incurring the liability.

•
Provisions for pharmaceutical sales returns are based on a calculation for each market that incorporates the following, as appropriate: local returns policies and practices; historical returns as a percentage of sales; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, such as loss of exclusivity, product recalls or a changing competitive environment. Generally, returned products are destroyed, and customers are refunded the sales price in the form of a credit.

•
We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs to predict customer behavior.

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.4 billion and $4.9 billion as of April 1, 2018 and December 31, 2017, respectively.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,363	$1,352

Other current liabilities:
Accrued rebates	2,932	2,674
Other accruals	725	512

Other noncurrent liabilities	372	385
Total accrued rebates and other accruals	$5,392	$4,923

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts recorded for revenue deductions can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. On a quarterly basis, our adjustments of estimates to reflect actual results generally have been less than 1% of revenues, and have resulted in either a net increase or a net decrease in Revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product growth trends.

Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenues.
D. Collaborative Arrangements
Payments to and from our collaboration partners are presented in our condensed consolidated statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-promotion agreements, we record the amounts received from our collaboration partners as alliance revenues, a component of Revenues, when our collaboration partners are the principal in the transaction and we receive a share of their net sales or profits. Alliance revenues are recorded as we perform co-promotion services for the collaboration and the collaboration partners sell the products to their customers within the applicable period. The related expenses for selling and marketing these products are included in Selling, informational and administrative expenses. In collaborative arrangements where we manufacture a product for our collaboration partners, we record revenues when we transfer control of the product to our collaboration partners. All royalty payments to collaboration partners are included in Cost of sales. Royalty payments received from collaboration partners are included in Other (income)/deductions—net.
Reimbursements to or from our collaboration partners for development costs are recorded net in Research and development expenses. Upfront payments and pre-approval milestone payments due from us to our collaboration partners in development stage collaborations are recorded as Research and development expenses. Milestone payments due from us to our collaboration partners after regulatory approval has been attained for a medicine are recorded in Identifiable intangible assets—Developed technology rights. Upfront and pre-approval milestone payments earned from our collaboration partners by us are recognized in Other (income)/deductions—net over the development period for the collaboration products, when our performance obligations include providing R&D services to our collaboration partners. Upfront, pre-approval and post-approval milestone payments earned by us may be recognized in Other (income)/deductions—net immediately when earned or over other periods depending upon the nature of our performance obligations in the applicable collaboration. Where the milestone event is regulatory approval for a medicine, we generally recognize milestone payments due to us in the transaction price when regulatory approval in the applicable jurisdiction has been attained. We may recognize milestone payments due to us in the transaction price earlier than the milestone event in certain circumstances when recognition of the income would not be probable of a significant reversal.
On January 1, 2018, we adopted a new accounting standard on revenue recognition (see Note 1B). As a result of the adoption, we recognized the following cumulative effect adjustments related to collaboration arrangements to Retained earnings:

•
$394 million (pre-tax) for collaborative arrangements where the period over which upfront, pre-approval and regulatory approval milestone payments received from our collaboration partners are recognized in Other (income)/deductions—net over a reduced period. Under the new standard, the income from upfront and pre-approval milestone payments due to us is typically recognized over the development period for the collaboration when our performance obligation, in addition to granting a license, is to provide research and development services to our collaboration partners, and major regulatory approval milestones are typically recognized immediately when earned as the related development period has ended. The income from upfront and milestone payments is typically recognized immediately as earned if our performance obligation, in addition to granting a license, is only for commercialization activities. Under the old standard, this income was recognized over the combined development and estimated commercialization (including co-promotion) period for the collaboration products.

•
$82 million (pre-tax) for collaborative arrangements where we manufacture products for our collaboration partners and recognize Revenues and Cost of sales for product shipments at an earlier point in time. Under the new standard, revenue is recognized when we transfer control of the products to our collaboration partners. Under the old standard, revenue was recognized when our collaboration partners sell the products and transfer title to their third party customers.

Note 2. Acquisition, Sale of Hospira Infusion Systems Net Assets, Licensing Arrangement and Collaborative Arrangements

A. Acquisition
AstraZeneca’s Small Molecule Anti-Infectives Business (EH)
On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S.,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

including the commercialization and development rights to the approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, we made an upfront payment of approximately $552 million to AstraZeneca upon the close of the transaction and an additional $3 million payment for a contractual purchase price adjustment in the second quarter of 2017. We also made a $50 million milestone payment in the second quarter of 2017, we made an additional milestone payment of $125 million in our first fiscal quarter of 2018 and we will make a deferred payment of $175 million to AstraZeneca in January 2019. In addition, AstraZeneca may be eligible to receive an additional milestone payment of $75 million if the related milestone is achieved prior to December 31, 2021, and up to $600 million if sales of Zavicefta™ exceed certain thresholds prior to January 1, 2026, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets for a period ending on the later of 10 years from first commercial sale or the loss of patent protection or loss of regulatory exclusivity. The total royalty payments are unlimited during the royalty term and the undiscounted payments are expected to be in the range of approximately $250 million to $430 million. The total fair value of consideration transferred for AstraZeneca’s small molecule anti-infectives business was approximately $1,040 million, which includes $555 million in cash, plus the fair value of contingent consideration of $485 million (which is composed of the deferred payment, the $50 million milestone payment made in the second quarter of 2017, the $125 million milestone payment made in our first fiscal quarter of 2018 and the future expected milestone and royalty payments). In connection with this acquisition, we recorded $894 million in Identifiable intangible assets, consisting of $728 million in Developed technology rights and $166 million in IPR&D. We also recorded $92 million in Other current assets related to the economic value of inventory which was retained by AstraZeneca for sale on our behalf, $73 million in Goodwill and $19 million of net deferred tax liabilities. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

B. Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)

On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical agreed to acquire all of our global infusion systems net assets, HIS, for approximately $1 billion in cash and ICU Medical common stock. HIS includes IV pumps, solutions, and devices. As a result of the performance of HIS relative to ICU Medical’s expectations, on January 5, 2017, we entered into a revised agreement with ICU Medical under which ICU Medical would acquire HIS for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing.
The revised transaction closed on February 3, 2017. At closing, under the terms of the revised agreement, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed), which we initially valued at approximately $428 million (based upon the closing price of ICU Medical common stock on the closing date less a discount for lack of marketability) and which are reported as equity securities at fair value in Long-term investments on the condensed consolidated balance sheets as of April 1, 2018 and December 31, 2017, a promissory note in the amount of $75 million, which was repaid in full as of December 31, 2017, and net cash of approximately $200 million before customary adjustments for net working capital, which is reported in Other investing activities, net on the condensed consolidated statement of cash flows for the three months ended April 2, 2017. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. After receipt of the ICU Medical shares, we own approximately 16% of ICU Medical. We have agreed to certain restrictions on transfer of our ICU Medical shares for 18 months after the closing date. We recognized pre-tax losses of approximately $3 million in the first quarter of 2018 in Other (income)/deductions––net, and pre-tax losses of approximately $37 million in the first quarter of 2017 upon the closing of the transaction in February 2017 in Other (income)/deductions––net, representing adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell. For additional information, see Note 4 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment in Pfizer’s 2017 Financial Report.
While we have received the full purchase price excluding the contingent amount as of the February 3, 2017 closing, the sale of the HIS net assets was not completed in certain non-U.S. jurisdictions due to temporary regulatory or operational constraints. In these jurisdictions, which represent a relatively small portion of the HIS net assets, we have continued to operate the net assets for the net economic benefit of ICU Medical, and we are indemnified by ICU Medical against risks associated with such operations during the interim period, subject to our obligations under the definitive transaction agreements. Sales of the HIS net assets have occurred in nearly all of these jurisdictions as of December 31, 2017 and we expect the sale of the HIS net assets in the remaining jurisdictions to be fully completed by the third quarter of 2018. As such, and as we have already received all of the non-contingent proceeds from the sale and ICU Medical is contractually obligated to complete the transaction, we have treated these jurisdictions as sold for accounting purposes.

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
C. Licensing Arrangement
In 2016, we out-licensed PF-00547659, an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease including ulcerative colitis and Crohn’s disease to Shire for an upfront payment of $90 million, up to $460 million in development and sales-based milestone payments and potential future royalty payments on commercialized products. The $90 million upfront payment was initially deferred and recognized in Other (income)/deductions––net ratably through December 2017. In the first quarter of 2018, we recognized $75 million in Other(income)/deductions––net for a milestone payment received from Shire related to their first dosing of a patient in a Phase III clinical trial of the compound for the treatment of ulcerative colitis (see Note 4).
D. Collaboration Arrangements

Collaboration with Merck & Co., Inc.
In 2013, we announced that we entered into a worldwide collaboration agreement, except for Japan, with Merck for the development and commercialization of ertugliflozin (PF-04971729), our oral sodium glucose cotransporter (SGLT2) inhibitor for the treatment of type 2 diabetes. Under the agreement, we collaborated with Merck on the clinical development of ertugliflozin and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets, which were approved by the FDA in December 2017 and the European Commission in March 2018 as Steglatro, Segluromet and Steglujan, respectively. The Merck sales force will exclusively promote Steglatro and the two fixed-dose combination products and we will share revenues and certain costs with Merck on a 60%/40% basis, with Pfizer having the 40% share. Pfizer will record its share of the collaboration revenues as product sales as we supply the ertugliflozin active pharmaceutical ingredient to Merck for use in the alliance products.
In the first quarter of 2017, we received a $90 million milestone payment from Merck upon the FDA’s acceptance for review of the NDAs for ertugliflozin and two fixed-dose combinations (ertugliflozin plus Januvia (sitagliptin) and ertugliflozin plus metformin), which, as of December 31, 2017, was deferred and primarily reported in Other noncurrent liabilities, and through December 31, 2017, was being recognized in Other (income)/deductions––net over a multi-year period. As of December 31, 2017, we were due a $60 million milestone payment from Merck, which we received in the first quarter of 2018, in conjunction with the approval of ertugliflozin by the FDA. As of December 31, 2017, the $60 million due from Merck was deferred and primarily reported in Other noncurrent liabilities. As of April 1, 2018, we were due a $40 million milestone payment from Merck, which we subsequently received in April 2018, in conjunction with the approval of ertugliflozin in the EU. The $40 million milestone payment from Merck was recognized in Other (income)/deductions––net in the first quarter of 2018 (see Note 4). We are eligible for additional payments associated with the achievement of future regulatory and commercial milestones. In the first quarter of 2018, in connection with the adoption of a new accounting standard, as of January 1, 2018, the $60 million of deferred income and approximately $85 million of the $90 million of deferred income associated with the above-mentioned milestone payments were recorded to and included in the $584 million cumulative effect adjustment to Retained earnings. See Note 1B for additional information.
Collaboration with Eli Lilly & Company

In 2013, we entered into a collaboration agreement with Lilly to jointly develop and globally commercialize Pfizer’s tanezumab, which provides that Pfizer and Lilly will equally share product-development expenses as well as potential revenues and certain product-related costs. We received a $200 million upfront payment from Lilly in accordance with the collaboration agreement between Pfizer and Lilly, which was deferred and primarily reported in Other noncurrent liabilities, and through December 31, 2017, was being recognized in Other (income)/deductions––net over a multi-year period beginning in the second quarter of 2015. Pfizer and Lilly resumed the Phase 3 chronic pain program for tanezumab in July 2015. The FDA granted Fast Track designation for tanezumab for the treatment of chronic pain in patients with osteoarthritis and chronic low back pain in June 2017. Under the collaboration agreement with Lilly, we are eligible to receive additional payments from Lilly upon the achievement of specified regulatory and commercial milestones.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the first quarter of 2018, in connection with the adoption of a new accounting standard, as of January 1, 2018, approximately $107 million of deferred income associated with the above-mentioned upfront payment was recorded to and included in the $584 million cumulative effect adjustment to Retained earnings. See Note 1B for additional information. Approximately $52 million of the upfront payment continues to be deferred of which approximately $33 million is reported in Other current liabilities and approximately $19 million is reported in Other noncurrent liabilities as of April 1, 2018. This amount is expected to be recognized in Other (income)/deductions––net over the remaining development period for the product between 2018 and 2020.
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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to incur costs of approximately $1 billion (not including costs of $215 million associated with the return of acquired IPR&D rights as described in the Current-Period Key Activities section of Notes to Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives in our 2017 Financial Report) associated with the integration of Hospira. The majority of these costs are expected to be incurred within the three-year period post-acquisition.
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives encompass all areas of our cost base and include:

•
Optimization of our manufacturing plant network to support IH and EH products and pipelines. During 2017-2019, we expect to incur costs of approximately $800 million related to this initiative. Through April 1, 2018, we incurred approximately $237 million associated with this initiative.

•
Activities in non-manufacturing related areas, which include further centralization of our corporate and platform functions, as well as other activities where opportunities are identified. During 2017-2019, we expect to incur costs of approximately $300 million related to this initiative. Through April 1, 2018, we incurred approximately $195 million associated with this initiative.

The costs expected to be incurred during 2017-2019, of approximately $1.1 billion for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about 20% of the total charges will be non-cash.
Current-Period Key Activities

For the three months ended April 1, 2018, we incurred costs of $83 million associated with the 2017-2019 program, $27 million associated with the integration of Hospira and $21 million associated with all other acquisition-related initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Restructuring (credits)/charges:
Employee terminations	$(8)	$(30)
Asset impairments	2	24
Exit costs	(3)	2
Restructuring credits(a)	(9)	(5)
Transaction costs(b)	—	12
Integration costs(c)	52	77
Restructuring charges and certain acquisition-related costs	43	84
Net periodic benefit costs recorded in Other (income)/deductions––net(d)	32	74
Additional depreciation––asset restructuring recorded in Cost of sales(e)	17	14
Implementation costs recorded in our condensed consolidated statements of income as follows(f):
Cost of sales	16	15
Selling, informational and administrative expenses	17	9
Research and development expenses	6	7
Total implementation costs	39	31
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$131	$202

(a)
In the three months ended April 1, 2018, restructuring credits are primarily associated with our acquisition of Hospira, as well as cost-reduction and productivity initiatives not associated with acquisitions. In the three months ended April 2, 2017, restructuring credits are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, partially offset by charges related to our acquisitions of Medivation and Anacor. In the three months ended April 1, 2018, Employee terminations primarily include revisions of our estimates of severance benefits. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, many of which may be paid out during periods after termination.

The restructuring activities for the three months ended April 1, 2018 are associated with the following:

•	EH ($14 million income); WRD/GPD ($2 million income); manufacturing operations ($2 million); and Corporate ($4 million).
The restructuring activities for the three months ended April 2, 2017 are associated with the following:

•	IH ($7 million); EH ($18 million income); WRD/GPD ($13 million income); manufacturing operations ($17 million); and Corporate ($2 million).

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services, virtually all of which in the first quarter of 2017 were directly related to our acquisition of Medivation.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the first quarters of 2018 and 2017, integration costs primarily relate to our acquisition of Hospira.

(d)
In the three months ended April 1, 2018, represents the net pension curtailments and settlements other than service costs reclassified from employee terminations and integration costs to Other (income)/deductions––net upon the adoption of a new accounting standard in the first quarter of 2018. In the three months ended April 2, 2017, composed of (i) $48 million, representing the net pension curtailments and settlements other than service costs reclassified to Other (income)/deductions––net upon the retrospective adoption of a new accounting standard in the first quarter of 2018 and (ii) $25 million, representing the net periodic benefit costs, excluding service costs, reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. These costs represent accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan. For additional information, see Note 1B.

(e)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(f)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2017(a)	$1,039	$—	$66	$1,105
Provision/(credit)	(8)	2	(3)	(9)
Utilization and other(b)	(85)	(2)	(14)	(100)
Balance, April 1, 2018(c)	$946	$—	$49	$995

(a)	Included in Other current liabilities ($643 million) and Other noncurrent liabilities ($462 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($565 million) and Other noncurrent liabilities ($431 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Interest income	$(77)	$(81)
Interest expense	310	309
Net interest expense	233	228
Royalty-related income	(96)	(86)
Net gains on asset disposals(a)	(19)	(90)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(142)	(47)
Net unrealized gains on equity securities(c)	(111)	—
Net periodic benefit costs/(credits) other than service costs(d)	(82)	62
Certain legal matters, net	(19)	8
Certain asset impairments	—	12
Loss on sale of HIS net assets(e)	3	37
Business and legal entity alignment costs(f)	3	21
Other, net(g)	51	(84)
Other (income)/deductions––net	$(178)	$60

(a)
In the first quarter of 2018, primarily includes net gains on sales of investments in equity and debt securities (approximately $12 million). In the first quarter of 2017, primarily includes net gains on sales of investments in equity and debt securities (approximately $42 million) and a gain on sale of property (approximately $48 million).

(b)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the first quarter of 2018, primarily includes, among other things, a $75 million milestone payment received from Shire related to their first dosing of a patient in a Phase III clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of ulcerative colitis, and a $40 million milestone payment from Merck in conjunction with the approval of ertugliflozin in the EU. For additional information, see Note 2C and Note 2D.

(c)
Represents the unrealized net gains on equity securities reflecting the adoption of a new accounting standard in the first quarter of 2018. Approximately $61 million of this unrealized gain relates to our investment in ICU Medical stock, which is held by an international entity and therefore valued as of February 23, 2018, the international quarter end. Prior to the adoption of the new standard, net unrealized gains and losses on virtually all readily tradeable equity securities were reported in Accumulated other comprehensive income. For additional information, see Note 1B and Note 7B.

(d)
Represents the net periodic benefit costs/(credits), excluding service costs, as a result of the adoption of a new accounting standard in the first quarter of 2018. Effective January 1, 2018, the U.S. Pfizer Consolidated Pension Plan was frozen to future benefit accruals and for the first quarter of 2018, resulted in the recognition of lower net periodic benefit costs due to the extension of the amortization period for the actuarial losses and the elimination of service costs. There was also a greater than expected gain on plan assets due to a higher plan asset base compared to the first quarter of 2017. For additional information, see Note 1B and Note 10.

(e)
In the first quarter of 2018 and 2017, represents an incremental charge to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical on February 3, 2017. For additional information, see Note 2B.

(f)
In the first quarter of 2018 and 2017, represents expenses for changes to our infrastructure to align our commercial operations, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(g)
In the first quarter of 2018, primarily includes, among other things, charges of $102 million, reflecting the change in the fair value of contingent consideration, partially offset by dividend income of $59 million from our investment in ViiV. In the first quarter of 2017, primarily includes, among other things, dividend income of $43 million from our investment in ViiV.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations
In the fourth quarter of 2017, we recorded an estimate of certain tax effects of the TCJA, including the impact on deferred tax assets and liabilities from the reduction in the U.S. Federal corporate tax rate from 35% to 21%, the impact on valuation allowances and other state income tax considerations, the $15.2 billion repatriation tax liability on accumulated post-1986 foreign earnings for which we plan to elect payment over eight years through 2026 (with the first of eight installments due in April 2019) that is reported primarily in Other taxes payable, and deferred taxes on basis differences expected to give rise to future taxes on global intangible low-taxed income. In addition, we had provided deferred tax liabilities in the past on foreign earnings that were not indefinitely reinvested. As a result of the TCJA, we reversed an estimate of the deferred taxes that are no longer expected to be needed due to the change to the territorial tax system. The estimated amounts recorded may change in the future due to uncertain tax positions. With respect to the aforementioned repatriation tax liability related to the TCJA repatriation tax, our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
The TCJA subjects a U.S. shareholder to current tax on global intangible low-taxed income earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as global intangible low-taxed income in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to recognize deferred taxes for temporary differences expected to reverse as global intangible low-taxed income in future years. However, given the complexity of these provisions, we have not finalized our analysis. We were able to make a reasonable estimate of the deferred taxes on the temporary differences expected to reverse in the future and provided a provisional deferred tax liability of approximately $1 billion as of December 31, 2017. The provisional amount is based on the evaluation of certain temporary differences inside each of our foreign subsidiaries that are expected to reverse as global intangible low-taxed income. However, as we continue to evaluate the TCJA’s global intangible low-taxed income provisions during the measurement period, we may revise the methodology used for determining the deferred tax liability associated with such income.
We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded are provisional as we have not completed our analysis of the complex and far reaching effects of the TCJA. Further, we continue to consider our assertions on any remaining outside basis differences in our foreign subsidiaries as of April 1, 2018 and have not completed our analysis. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during 2018 as we complete our analysis, computations and assertions. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We will revise these estimates during 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the TCJA occurs through legislation, U.S. Treasury actions or other means.
Our effective tax rate for continuing operations was 13.5% for the first quarter of 2018, compared to 20.8% for the first quarter of 2017.
The lower effective tax rate for the first quarter of 2018 in comparison with the same period in 2017 was primarily due to:

•	the December 2017 enactment of the TCJA;

•	a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as

•
the non-recurrence of the tax impact on an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical.

B. Deferred Taxes

We have not completed our analysis of the TCJA on our prior assertion of indefinitely reinvested earnings. Accordingly, we continue to evaluate our assertion with respect to our accumulated foreign earnings subject to the deemed repatriation tax and we also continue to evaluate the amount of earnings that are indefinitely reinvested. Additionally, we continue to evaluate our assertions on any remaining outside basis differences in our foreign subsidiaries as of April 1, 2018 as we have not finalized our analysis of the effects of all of the new provisions in the TCJA. As of April 1, 2018, it is not practicable to estimate the additional deferred tax liability that would be recorded if the earnings subject to the deemed repatriation tax and any remaining

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outside basis differences as of April 1, 2018 are not indefinitely reinvested. In accordance with the authoritative guidance issued by the SEC Staff Accounting Bulletin 118, we expect to complete our analysis within the measurement period.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•
With respect to Pfizer, the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2011-2013 are currently under audit. Tax years 2014-2018 are open, but not under audit. All other tax years are closed.

•
With respect to Hospira, the IRS is currently auditing tax year 2014 through short-year 2015. All other tax years are closed. The tax years under audit for Hospira are not considered material to Pfizer.

•	With respect to Anacor and Medivation, the open tax years are not considered material to Pfizer.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2010-2018), Japan (2015-2018), Europe (2011-2018, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2018, primarily reflecting Brazil) and Puerto Rico (2010-2018).
D. Tax Provision on Other Comprehensive (Loss)/Income

The following table provides the components of Tax provision on other comprehensive (loss)/income:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Foreign currency translation adjustments, net(a)	$(34)	$(21)
Unrealized holding losses on derivative financial instruments, net	(4)	3
Reclassification adjustments for (gains)/losses included in net income	(7)	(52)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	1	—
	(9)	(49)
Unrealized holding gains on available-for-sale securities, net	20	38
Reclassification adjustments for (gains)/losses included in net income	(22)	11
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	(45)	—
	(47)	48
Benefit plans: actuarial gains, net	38	—
Reclassification adjustments related to amortization	14	50
Reclassification adjustments related to settlements, net	9	12
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	637	—
Other	(20)	5
	677	66
Benefit plans: prior service (costs)/credits and other, net	—	—
Reclassification adjustments related to amortization	(11)	(17)
Reclassification adjustments related to curtailments, net	(7)	(3)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	(144)	—
Other	6	—
	(155)	(19)
Tax provision on other comprehensive (loss)/income	$432	$25

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)	For additional information on the adoption of a new accounting standard related to reclassification of certain tax effects from AOCI, see Note 1B.

(c)	For additional information on the adoption of a new accounting standard related to financial assets and liabilities, see Note 1B.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2017	$(5,180)	$(30)	$401	$(5,262)	$750	$(9,321)
Other comprehensive income/(loss) due to the adoption of new accounting standards(a)	(2)	(1)	(416)	(637)	144	(913)
Other comprehensive income/(loss)(b)	808	(59)	(12)	135	(39)	832
Balance, April 1, 2018	$(4,375)	$(90)	$(28)	$(5,764)	$855	$(9,402)

(a)
Amounts represent the cumulative effect adjustments as of January 1, 2018 from the adoption of new accounting standards related to (i) financial assets and liabilities and (ii) the reclassification of certain tax effects from AOCI. For additional information, see Note 1B.

(b)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $1 million income for the first three months of 2018.

As of April 1, 2018, with respect to derivative financial instruments, the amount of unrealized pre-tax net losses on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $222 million, which is expected to be offset primarily by net gains resulting from reclassification adjustments related to foreign currency exchange-denominated forecasted intercompany inventory sales and net gains related to available-for-sale debt securities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On January 1, 2018, we adopted a new accounting and disclosure standard related to accounting for the recognition of financial assets and liabilities. For additional information see Note 1B.

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in Pfizer’s 2017 Financial Report, in valuing financial instruments on a recurring basis:

	Total	Level 1	Level 2	Total	Level 1	Level 2
(MILLIONS OF DOLLARS)	April 1, 2018			December 31, 2017
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities:
Money market funds	$1,054	$—	$1,054	$2,115	$—	$2,115
Equity(a)	31	20	11	35	16	19
	1,085	20	1,065	2,150	16	2,134
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	3,370	—	3,370	12,242	—	12,242
Corporate	3,581	—	3,581	2,766	—	2,766
Government—U.S.	—	—	—	252	—	252
Agency asset-backed—U.S.	22	—	22	23	—	23
Other asset-backed	33	—	33	79	—	79
	7,006	—	7,006	15,362	—	15,362
Total short-term investments	8,091	20	8,071	17,512	16	17,496
Other current assets
Derivative assets:
Interest rate contracts	93	—	93	104	—	104
Foreign exchange contracts	196	—	196	234	—	234
Total other current assets	289	—	289	337	—	337
Long-term investments
Classified as equity securities:
Equity(a)	1,497	1,465	32	1,440	1,398	42
Classified as trading securities:
Debt	60	60	—	73	73	—
	1,557	1,525	32	1,514	1,472	42
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	247	—	247	387	—	387
Corporate	4,103	46	4,058	4,172	36	4,136
Government—U.S.	465	—	465	495	—	495
Other asset-backed	17	—	17	35	—	35
	4,833	46	4,787	5,090	36	5,054
Total long-term investments	6,390	1,571	4,819	6,603	1,507	5,096
Other noncurrent assets
Derivative assets:
Interest rate contracts	325	—	325	477	—	477
Foreign exchange contracts	92	—	92	7	—	7
Total other noncurrent assets	418	—	418	484	—	484
Total assets	$15,188	$1,590	$13,597	$24,937	$1,523	$23,414

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$2	$—	$2	$1	$—	$1
Foreign exchange contracts	387	—	387	201	—	201
Total other current liabilities	389	—	389	201	—	201
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	424	—	424	177	—	177
Foreign exchange contracts	190	—	190	313	—	313
Total other noncurrent liabilities	614	—	614	490	—	490
Total liabilities	$1,003	$—	$1,003	$691	$—	$691

(a)	As of April 1, 2018 and December 31, 2017, equity securities of $31 million and $42 million, respectively, are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values:
	April 1, 2018			December 31, 2017
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$31,831	$33,303	$33,303	$33,538	$37,253	$37,253
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities at cost, and short-term borrowings not measured at fair value on a recurring basis were not significant as of April 1, 2018 or December 31, 2017. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities carried at cost, which represent investments in the life sciences sector, are based on Level 3 inputs.

In addition, as of April 1, 2018 and December 31, 2017, we had long-term receivables whose fair value is based on Level 3 inputs. As of April 1, 2018 and December 31, 2017, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
Short-term investments
Equity securities	$1,085	$2,150
Available-for-sale debt securities	7,006	15,362
Held-to-maturity debt securities	1,028	1,138
Total Short-term investments	$9,119	$18,650

Long-term investments
Equity securities	$1,557	$1,514
Available-for-sale debt securities	4,833	5,090
Held-to-maturity debt securities	78	4
Private equity investments carried at equity-method or cost	477	408
Total Long-term investments	$6,945	$7,015
Held-to-maturity cash equivalents	$876	$719

Fair Value Methodology
The following inputs and valuation techniques were used to estimate the fair value of our financial assets and liabilities:

•	Trading debt securities—quoted market prices.

•
Available-for-sale debt securities—third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate yield curves. Loan-backed, receivable-backed, and mortgage-backed debt securities are valued by third-party models that use significant inputs derived from observable market data like prepayment rates, default rates, and recovery rates.

•	Equity securities—quoted market prices.

•
Derivative assets and liabilities (financial instruments)—third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data. Where applicable, these models discount future cash flow amounts using market-based observable inputs, including interest rate yield curves, and forward and spot prices for currencies. The credit risk impact to our derivative financial instruments was not significant.

•	Money market funds—observable net asset value prices.
We periodically review the methodologies, inputs and outputs of third-party pricing services for reasonableness. Our procedures can include, for example, referencing other third-party pricing models, monitoring key observable inputs (like LIBOR interest rates) and selectively performing test-comparisons of values with actual sales of financial instruments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments

At April 1, 2018, the investment securities portfolio consisted of debt securities that were virtually all investment-grade.

Information on investments in debt and equity securities at April 1, 2018 and December 31, 2017 is as follows, including, as of April 1, 2018, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to maturity debt securities:

	April 1, 2018								December 31, 2017
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$3,536	$102	$(21)	$3,617	$3,370	$247	$—	$3,617	$12,616	$61	$(48)	$12,629
Corporate(a)	7,771	6	(93)	7,685	3,581	2,674	1,430	7,685	6,955	15	(33)	6,938
Government––U.S.	490	—	(25)	466	—	462	3	466	765	—	(19)	747
Agency asset-backed––U.S.	23	—	(1)	22	22	—	—	22	24	—	(1)	24
Other asset-backed(b)	50	—	—	50	33	15	2	50	114	—	—	114
Held-to-maturity debt securities
Time deposits and other	1,578	—	—	1,578	1,500	74	4	1,578	1,091	—	—	1,091
Government and agency––non-U.S.	404	—	—	404	404	—	—	404	770	—	—	770
Total debt securities	$13,852	$108	$(139)	$13,821	$8,910	$3,472	$1,439	$13,821	$22,337	$77	$(100)	$22,313
Available-for-sale equity securities(c)
Money market funds									$2,115	$—	$—	$2,115
Equity									728	586	(124)	1,190
Total available-for-sale equity securities									$2,843	$586	$(124)	$3,304

(a)	Issued by a diverse group of corporations.

(b)
Includes loan-backed, receivable-backed and mortgage-backed securities, all of which are in senior positions in the capital structure of the security. Loan-backed securities are collateralized by senior secured obligations of a diverse pool of companies or student loans and receivable-backed securities are collateralized by credit cards receivables. Mortgage-backed securities are collateralized by diversified pools of residential and commercial mortgages.

(c)
Upon the 2018 adoption of a new accounting standard related to financial assets and liabilities, available-for-sale equity securities were classified as equity securities. For additional information see Note 1B.

The following table presents the unrealized gains and losses for the period that relates to equity securities still held at the reporting date:
(MILLIONS OF DOLLARS)	April 1, 2018
Net gains recognized during the period on equity securities(a)	$98
Less: Net losses recognized during the period on equity securities sold during the period	(12)
Unrealized gains during the reporting period on equity securities still held at the reporting date	86

(a)
Includes $111 million of unrealized net gains reflecting the adoption of a new accounting standard in the first quarter of 2018 (see Note 1B and Note 4), and $13 million of unrealized loss on other equity securities.

C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
Commercial paper	$4,000	$6,100
Current portion of long-term debt, principal amount	4,752	3,532
Other short-term borrowings, principal amount(a)	257	320
Total short-term borrowings, principal amount	9,009	9,951
Net fair value adjustments related to hedging and purchase accounting	10	14
Net unamortized discounts, premiums and debt issuance costs	(8)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$9,010	$9,953

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7F.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
Total long-term debt, principal amount	$31,484	$32,783
Net fair value adjustments related to hedging and purchase accounting	461	872
Net unamortized discounts, premiums and debt issuance costs	(122)	(125)
Other long-term debt	8	8
Total long-term debt, carried at historical proceeds, as adjusted	$31,831	$33,538
Current portion of long-term debt, carried at historical proceeds	$4,763	$3,546
E. Other Noncurrent Liabilities

In December 2017, the U.S. FDA approved Bosulif (bosutinib) for the treatment of patients with newly-diagnosed chronic-phase Ph+ CML. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a ten-year period aggregating $416 million related to a research and development arrangement. We recorded the estimated net present value of $364 million as an intangible asset in Developed technology rights, and the present value of the remaining future payments of $253 million in Other noncurrent liabilities and $30 million in Other current liabilities as of April 1, 2018.
In August 2017, the U.S. FDA approved Besponsa (inotuzumab ozogamicin) and in June 2017, the EU approved Besponsa as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $296 million related to a research and development arrangement. We recorded the estimated net present value of $248 million as an intangible asset in Developed technology rights, and the present value of the remaining future payments of $230 million in Other noncurrent liabilities and $7 million in Other current liabilities as of April 1, 2018. In connection with the EU approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $148 million related to a research and development arrangement. We recorded the estimated net present value of $123 million as an intangible asset in Developed technology rights, and the present value of the remaining future payments of $116 million in Other noncurrent liabilities and $3 million in Other current liabilities as of April 1, 2018.

The differences between the estimated fair values, using a market approach in the Level 2 fair value hierarchy, and carrying values of the obligations were not significant as of April 1, 2018.
F. Derivative Financial Instruments and Hedging Activities

We adopted a new accounting standard in the first quarter of 2018, as of January 2018. For additional information, see Note 1B.
Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. We also manage our foreign exchange risk, depending on market conditions, through fair value, cash flow, and net investment hedging programs through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income against the impact of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.

All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound, and Swedish krona. Changes in fair value are reported in earnings or in Other comprehensive income/(loss), depending on the nature and purpose of the financial instrument (hedge or offset relationship) and the effectiveness of the hedge relationships, as follows:

•
Generally, we recognize the gains and losses on foreign exchange contracts that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged risk. Upon the adoption of the new standard in 2018, for certain foreign exchange contracts, we exclude an amount from the assessment of hedge effectiveness and recognize that

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

excluded amount through an amortization approach. We also recognize the offsetting foreign exchange impact attributable to the hedged item in earnings.

•
Generally, we record in Other comprehensive income/(loss) gains or losses on foreign exchange contracts that are designated as cash flow hedges and reclassify those amounts, as appropriate, into earnings in the same period or periods during which the hedged transaction affects earnings. Upon the adoption of the new standard in 2018, for certain foreign exchange contracts, we exclude an amount from the assessment of hedge effectiveness and recognize that excluded amount through an amortization approach.

•
Historically, as part of our net investment hedging program, we recognize the gain and loss impact on foreign exchange contracts designated as hedges of our net investments in earnings in three ways: over time––for the periodic net swap payments; immediately––to the extent of any change in the difference between the foreign exchange spot rate and forward rate; and upon sale or substantial liquidation of our net investments––to the extent of change in the foreign exchange spot rates. Upon the adoption of the new standard in 2018, for foreign exchange contracts, we exclude an amount from the assessment of hedge effectiveness and recognize that excluded amount through an amortization approach. We record in Other comprehensive income/(loss) the foreign exchange gains and losses related to foreign exchange-denominated debt designated as a hedge of our net investments in foreign subsidiaries and reclassify those amounts into earnings upon the sale or substantial liquidation of our net investments.

•
For certain foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on foreign currency exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement.

As a part of our cash flow hedging program, we designate foreign exchange contracts to hedge a portion of our forecasted euro, Japanese yen, U.K. pound, Canadian dollar, Australian dollar, and Chinese renminbi-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge.
For the three months ended April 2, 2017, any ineffectiveness is recognized immediately into earnings. There is no significant ineffectiveness for that period.

Interest Rate Risk

Our interest-bearing investments and borrowings are subject to interest rate risk. With respect to our investments, we strive to maintain a predominantly floating-rate basis position, but our strategy may change based on prevailing market conditions. We currently borrow primarily on a long-term, fixed rate basis. Historically, we strove to borrow primarily on a floating-rate basis; but in recent years we borrowed on a long-term, fixed-rate basis. From time to time, depending on market conditions, we will change the profile of our outstanding debt by entering into derivative financial instruments like interest rate swaps. We entered into derivative financial instruments to hedge or offset the fixed interest rates on the hedged item, matching the amount and timing of the hedged item. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

All derivative contracts used to manage interest rate risk are measured at fair value and reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings, as follows:

•
We recognize the gains and losses on interest rate contracts that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged risk. We recognize the offsetting earnings impact of fixed-rate debt attributable to the hedged risk also in earnings.

For the three months ended April 2, 2017 any ineffectiveness is recognized immediately into earnings. There is no significant ineffectiveness for that period.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	April 1, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$18,777	$258	$442	$18,723	$179	$459
Interest rate contracts	12,430	418	426	12,430	581	178
		676	868		760	637

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,510	$31	$134	$14,300	$62	$54

Total		$707	$1,003		$822	$691

(a)	As of April 1, 2018, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $5.0 billion.

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b)		Amount of Gains/(Losses) Recognized in OCI(a), (c)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (c)
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(d)	$—	$(3)	$(143)	$(9)	$(72)	$242
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	28	—	27	—

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(399)	(92)	—	—	—	—
Hedged item gain/(loss)	399	92	—	—	—	—
Foreign exchange contracts	(7)	3	—	—	—	—
Hedged item gain/(loss)	8	(3)	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(5)	—	—	—
The portion of gains/(losses) on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	2	—	6	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	(42)	—	—	—
Foreign currency long-term debt(e)	—	—	(92)	(57)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(55)	(140)	—	—	—	—
All other net	—	—	—	—	—	—
	$(55)	$(143)	$(251)	$(66)	$(39)	$242

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)	For the three months ended April 2, 2017, there was no significant ineffectiveness.

(c)
For derivative financial instruments in cash flow hedge relationships, the gains and losses are included in Other comprehensive (loss)/income––Unrealized holding losses on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive (loss)/income––Foreign currency translation adjustments, net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)
Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $156 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.9 billion U.K. pound debt maturing in 2043.

(e)
Short-term borrowings include foreign currency short-term borrowings with carrying values of $1.5 billion as of April 1, 2018, which are used as hedging instruments in net investment hedges. Long-term debt includes foreign currency long-term borrowings with carrying values of $3.3 billion as of April 1, 2018, which are used as hedging instruments in net investment hedges.

The following table provides the total amount of each income and expense line in which the results of fair value or cash flow hedges are recorded:
Three Months Ended
(MILLIONS OF DOLLARS	April 1, 2018
Cost of sales	$2,563
Other (income)/deductions—net	(178)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Gains/(Losses) Included in the Carrying Amount of the Hedged Assets/Liabilities
MILLIONS OF DOLLARS	April 1, 2018	April 1, 2018
Short-term investments	$286	$(1)
Long-term investments	45	(1)
Short-term borrowings, including current portion of long-term debt	999	1
Long-term debt	11,372	100
Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of April 1, 2018, the aggregate fair value of these derivative instruments that are in a net liability position was $540 million, for which we have posted collateral of $596 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of April 1, 2018, we received cash collateral of $145 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
G. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. For additional information as to significant customers, see Notes to Consolidated Financial Statements––Note 18C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2017 Financial Report. As of April 1, 2018, we had amounts due from a well-diversified, high quality group of bank ($1.2 billion), technology ($965 million) and energy sector ($758 million) companies around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7F above.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	April 1, 2018	December 31, 2017
Finished goods	$2,838	$2,883
Work-in-process	4,485	3,908
Raw materials and supplies	825	788
Inventories(a)	$8,148	$7,578
Noncurrent inventories not included above(b)	$640	$683

(a)
The change from December 31, 2017 reflects increases for certain products to meet targeted levels in the normal course of business, including supply recovery and inventory build for new product launches, as well as an increase due to foreign exchange.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.
Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	April 1, 2018			December 31, 2017
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$89,877	$(56,152)	$33,726	$89,550	$(54,785)	$34,765
Brands	2,149	(1,185)	964	2,134	(1,152)	982
Licensing agreements and other	1,969	(1,122)	847	1,911	(1,096)	815
	93,996	(58,458)	35,537	93,595	(57,033)	36,562
Indefinite-lived intangible assets
Brands and other	6,952		6,952	6,929		6,929
IPR&D	5,201		5,201	5,249		5,249
	12,153		12,153	12,179		12,179
Identifiable intangible assets(a)	$106,148	$(58,458)	$47,690	$105,774	$(57,033)	$48,741

(a)	The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization, partially offset by an increase due to foreign exchange.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	April 1, 2018
	IH	EH	WRD
Developed technology rights	68%	32%	—%
Brands, finite-lived	75%	25%	—%
Brands, indefinite-lived	71%	29%	—%
IPR&D	82%	11%	7%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for the first quarter of 2018 and $1.2 billion for the first quarter of 2017.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2017	$31,141	$24,811	$55,952
Other(a)	213	228	441
Balance, April 1, 2018	$31,355	$25,039	$56,393

(a)	Primarily reflects the impact of foreign exchange.
Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(income):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net periodic benefit cost/(credit)(a):
Service cost(b)	$—	$68	$—	$6	$37	$41	$10	$11
Interest cost	151	162	13	14	54	50	18	23
Expected return on plan assets	(263)	(259)	—	—	(92)	(84)	(9)	(9)
Amortization of:
Actuarial losses(b)	30	115	4	13	26	28	2	8
Prior service costs(credits)	—	2	—	—	(1)	(1)	(45)	(46)
Curtailments	2	5	—	—	—	—	(7)	(7)
Settlements	20	31	17	21	—	1	—	—
	$(58)	$124	$33	$53	$24	$35	$(31)	$(21)

(a)
We adopted a new accounting standard on January 1, 2018 that requires the net periodic pension and postretirement benefit costs other than service costs be presented in Other (income)/deductions––net on the condensed consolidated statements of income. For additional information, see Note 1B and Note 4.

(b)
Effective January 1, 2018, we froze two significant defined benefit pension plans to future benefit accruals in the U.S. and U.K. and as a result, service costs for those plans are eliminated. In addition, due to the plan freeze, the average amortization period for the U.S. qualified plans and U.S. supplemental (non-qualified) plans was extended to the expected life expectancy of the plan participants, whereas the average amortization period in prior years utilized the expected future service period of plan participants.

As of and for the three months ended April 1, 2018, we contributed and in 2018 expect to contribute from our general assets as follows:

	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the three months ended April 1, 2018	$500	$84	$37	$37
Expected contributions from our general assets during 2018(a)	500	160	229	163

(a)
Contributions expected to be made for 2018 are inclusive of amounts contributed during the three months ended April 1, 2018, including the $500 million voluntary contribution that was made in February 2018 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended
(IN MILLIONS)	April 1, 2018	April 2, 2017
EPS Numerator––Basic
Income from continuing operations	$3,571	$3,130
Less: Net income attributable to noncontrolling interests	9	9
Income from continuing operations attributable to Pfizer Inc.	3,562	3,121
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,562	3,121
Discontinued operations––net of tax	(1)	—
Net income attributable to Pfizer Inc. common shareholders	$3,560	$3,121
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,562	$3,121
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(1)	—
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,561	$3,121
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,957	6,006
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	100	86
Weighted-average number of common shares outstanding––Diluted	6,057	6,092
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	2	48

(a)
These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Contingencies and Certain Commitments

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax and legal contingencies. For a discussion of our tax contingencies, see Note 5C. For a discussion of our legal contingencies, see below.
A. Legal Proceedings

Our legal contingencies include, but are not limited to, the following:

•
Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. We are the plaintiff in the majority of these actions. An adverse outcome in actions in which we are the plaintiff could result in loss of patent protection for a drug, a significant loss of revenues from that drug or impairment of the value of associated assets.

•
Product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others, often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.

•	Commercial and other matters, which can include merger-related and product-pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.

•	Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other jurisdictions.

Certain of these contingencies could result in losses, including damages, fines and/or civil penalties, which could be substantial, and/or criminal charges.

We believe that our claims and defenses in matters in which we are a defendant are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

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

Amounts recorded for legal and environmental contingencies result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

The principal pending matters to which we are a party are discussed below. In determining whether a pending matter is a principal matter, we consider both quantitative and qualitative factors in order to assess materiality, such as, among other things, the amount of damages and the nature of any other relief sought in the proceeding, if such damages and other relief are specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be, or is, a class action and, if not certified, our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; whether related actions have been transferred to multidistrict litigation; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters in which we are the plaintiff, we consider, among other things, the financial significance of the product protected by the patent(s) at issue. As a result of considering qualitative factors in our determination of principal matters, there are some matters discussed below with respect to which management believes that the likelihood of possible loss in excess of amounts accrued is remote.
A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the United States. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, Wyeth) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Precedex Premix
In June 2014, Ben Venue Laboratories, Inc. (Ben Venue) notified our subsidiary, Hospira, that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that a patent relating to the use of Precedex in an intensive care unit setting, which expires in March 2019, was invalid or not infringed. In August 2014, Hospira and Orion Corporation (co-owner of the patent that is the subject of the lawsuit) filed suit against Ben Venue, Hikma Pharmaceuticals PLC (Hikma), and West-Ward Pharmaceutical Corp. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patent. In October 2014, Eurohealth International Sarl was substituted for Ben Venue and Hikma. In June 2016, this case was settled on terms not material to Pfizer.
In June 2015, Amneal Pharmaceuticals LLC (Amneal) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In August 2015, Hospira filed suit against Amneal in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents that are the subject of the lawsuit. In January 2018, the District Court ruled that one of the four patents was valid and infringed, and that the other three patents were invalid. In February and March 2018, respectively, each of Amneal and Hospira appealed the District Court decision to the U.S. Court of Appeals for the Federal Circuit.

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

In December 2017, Gland Pharma Limited (Gland) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that six patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In February 2018, Hospira filed suit against Gland in the U.S. District Court for the District of Delaware asserting the validity and infringement of four patents that are the subject of the lawsuit.

In December 2017, Jiangsu Hengrui Medicine Co., Ltd. (Hengrui) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that six patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

or not infringed. In February 2018, Hospira filed suit against Hengrui in the U.S. District Court for the District of Delaware asserting the validity and infringement of four patents that are the subject of the lawsuit.

In February 2018, Baxter Healthcare Corporation (Baxter) filed a declaratory judgment action against Hospira in the U.S. District Court for the District of Delaware seeking a declaration of non-infringement of four patents relating to the Precedex premix formulations and their use. One of the patents included in the action expires in 2019 and the other three patents expire in 2032. In March 2018, Hospira filed a counterclaim for infringement of the patent expiring in 2019.
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

Also in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. (collectively Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets. In October 2017, we brought an additional patent-infringement action against Breckenridge in the U.S. District Court for the District of Delaware asserting the infringement and validity of four additional patents challenged by Breckenridge, three of which expire in December 2020 and one of which expires in December 2025. In March 2018, we brought another patent infringement action against Prinston in the U.S. District Court for the District of Delaware asserting the infringement and validity of an additional patent, which had been subsequently challenged by Prinston and which expires in December 2025.
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

Matters Involving Our Collaboration/Licensing Partners
Toviaz (fesoterodine)––Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories (collectively, Mylan) filed petitions with the U.S. Patent and Trademark Office requesting inter partes reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. The patents are owned by UCB, and we have an exclusive, worldwide license to market Toviaz from UCB. In July 2016, the Patent Trial and Appeal Board agreed to institute inter partes reviews of all five patents. Amerigen Pharmaceuticals Limited (Amerigen), Alembic Pharmaceuticals Limited and Torrent Pharmaceuticals Limited have joined the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

inter partes reviews. In July 2017, the U.S. Patent and Trademark Office issued decisions upholding all five patents. In September 2017, Mylan and Amerigen appealed the U.S. Patent and Trademark Office decisions to the U.S. Court of Appeals for the Federal Circuit. In January 2018, Mylan withdrew its appeal.

Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. The patents currently are set to expire in 2019, 2026, and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents. We and BMS have settled with certain of the generic companies on terms not material to Pfizer, and we and BMS may settle with other generic companies in the future.

Bavencio (avelumab)
In July 2017, BMS, E.R. Squibb & Sons LLC, Ono Pharmaceutical Co. Ltd., and Tasuku Honjo brought a patent-infringement action in the U.S. District Court for the District of Delaware against Pfizer, Merck KGaA, and EMD Serono, alleging that Bavencio (avelumab) infringes one patent relating to methods for treating tumors with anti-PD-L1 antibodies, which expires in 2023.
Actions In Which We Are The Defendant
Inflectra (infliximab-dyyb)
In March 2015, Janssen and New York University, together, brought a patent-infringement action in the U.S. District Court for the District of Massachusetts against Hospira, Celltrion Healthcare Co. Ltd. and Celltrion Inc. alleging that infliximab-dyyb, to be marketed by Hospira in the U.S. under the brand name Inflectra, would infringe six patents relating to infliximab, its manufacture and use. Claims with respect to four of the patents were dismissed by the plaintiffs, leaving two patents at issue: the infliximab antibody patent and a patent relating to cell culture media. In January 2018, the antibody patent was declared invalid by the Court of Appeals for the Federal Circuit. Janssen’s action based on the cell culture media patent remains pending.
A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of April 1, 2018, approximately 56,680 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs seek to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs allege delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions seeks treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In November 2015, the District Court denied in part and granted in part our motion to dismiss the direct purchasers’ amended complaint. In February 2016, the District Court denied in part and granted in part our motion to dismiss the end-payers’ amended complaint, and in August 2016, the District Court dismissed substantially all of the end-payer’s remaining claims. In February 2017, the District Court dismissed with prejudice all of the end-payers’ claims. In March 2017, the end-payers appealed the District Court’s order dismissing their claims with prejudice to the U.S. Court of Appeals for the Fourth Circuit. In August 2017, the District Court granted the direct purchasers’ motion for class certification. In November 2017, Pfizer and the direct purchasers entered into an agreement to resolve the direct purchasers’ class action for $94 million. In April 2018, the court approved the agreement. In November 2017, Pfizer and the end-payers entered into an agreement to resolve the claims of the end-payer plaintiffs on terms not material to Pfizer.
Intravenous Solutions
Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Hospira, Hospira Worldwide, Inc. and certain other defendants relating to intravenous saline solution. Plaintiffs seek to represent a class consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. All of these actions have been consolidated in the U.S. District Court for the Northern District of Illinois. On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, which includes intravenous saline solution, to ICU Medical. The litigation is the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement.
Separately, in April 2017, Pfizer, Hospira and two employees of Pfizer received grand jury subpoenas issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoenas seek documents related to the sale, manufacture, pricing and shortages of intravenous solutions, including saline, as well as communications among industry participants regarding these issues. The Department of Justice investigation is also the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement. In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira for

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

similar information. Hospira has produced records to the New York Attorney General and is coordinating with ICU Medical to produce records to the New York Attorney General as appropriate going forward, and Hospira and Pfizer are coordinating with ICU Medical to produce records to the Department of Justice.
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
Eliquis
A number of individual and multi-plaintiff lawsuits have been filed against us and BMS in various federal and state courts pursuant to which plaintiffs seek to recover for personal injuries, including wrongful death, due to bleeding as a result of the alleged ingestion of Eliquis. Plaintiffs seek compensatory and punitive damages.
In February 2017, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In Re: Eliquis (Apixaban) Products Liability Litigation MDL-2754) in the U.S. District Court for the Southern District of New York. In July 2017, the District Court dismissed substantially all of the actions that were pending in the Multi-District Litigation. In August 2017, certain plaintiffs appealed the District Court’s dismissal to the U.S. Court of Appeals for the Second Circuit. Additional cases continue to be transferred to the Multi-District Litigation.
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
In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto’s chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are primarily limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto’s chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia’s and New Monsanto’s assumption of, and agreement to indemnify Pharmacia for, these liabilities apply to pending actions and any future actions related to Former Monsanto’s chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and/or New Monsanto are defending Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses, and have been indemnifying Pharmacia when liability has been imposed or settlement has been reached regarding such claims and litigation.
Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, lodged a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. We have accrued for the estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the Federal District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief.
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
Subpoenas relating to Copayment Assistance Organizations
In December 2015 and July 2016, Pfizer received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to the Patient Access Network Foundation and other 501(c)(3) organizations that provide financial assistance to Medicare patients. We have  been discussing a potential resolution of the matter with the government.
Greenstone Investigations
As of July 2017, the U.S. Department of Justice’s Antitrust Division is investigating our Greenstone generics business. We believe this is related to an ongoing antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone. In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. We will be providing information pursuant to these requests.
Intravenous Solutions
See Note 12A2. Legal Proceedings––Product Litigation––Intravenous Solutions above for information regarding government investigations related to sales of intravenous solution products.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 1, 2018 the estimated fair value of these indemnification obligations was not significant.
Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
C. Certain Commitments

•
Accelerated share repurchase agreement––On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock. Pursuant to the terms of the agreement, on March 14, 2018, we paid $4.0 billion to Citibank and received an initial delivery of approximately 87 million shares of our common stock from Citibank at a price of $36.61 per share, which represented, based on the closing price of our common stock on the NYSE on March 12, 2018, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of April 1, 2018, the common stock received is included in Treasury stock. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2018, Citibank may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to Citibank, with the number of shares to be delivered or the amount of such payment, as well as the final average price per share, based on the difference between the volume-weighted average price, less a discount, of Pfizer’s common

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, as well as other share repurchases through April 1, 2018, our remaining share-purchase authorization was approximately $10.3 billion at April 1, 2018.

•
Approval in the EU of Mylotarg––Mylotarg was developed, in part, through a research arrangement with a third party. Mylotarg was approved in the EU in April 2018 for the treatment of acute myeloid leukemia, and, as a result, we incurred an obligation for fixed payments over a 10-year period aggregating $301 million.

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
As described in Note 1A, the sale of HIS impacted our results of operations in 2017.
Operating Segments

Some additional information about our business segments as of April 1, 2018 follows:

IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare.
Key therapeutic areas include internal medicine, vaccines, oncology, inflammation & immunology, rare disease and consumer healthcare.

EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded and generic sterile injectable products, biosimilars, and select branded products including anti-infectives. EH also includes an R&D organization, as well as our contract manufacturing business.
Through February 2, 2017, EH also included HIS.

Leading brands include:
- Prevnar 13/Prevenar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil and
  Centrum)

Leading brands include:
- Lipitor
- Premarin family
- Norvasc
- Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries)
- Celebrex
- Viagra*
- Inflectra/Remsima
- Several sterile injectable products

*
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra worldwide revenues are reported in EH from the first quarter of 2018 forward.

The following organizational change impacted our operating segments in 2018:

•
Effective in the first quarter of 2018, certain costs for Pfizer’s StratCO group, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. StratCO costs primarily include headcount, vendor costs and data costs largely in support of Pfizer’s commercial operations. The majority of the StratCO costs reflect additional amounts that our operating segments may have generally incurred had each segment operated as a standalone company during the period presented. The reporting change was made to streamline accountability and speed decision making. In the first quarter of 2017, we reclassified approximately $98 million of costs from IH, approximately $33 million of costs from EH and approximately $9 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

•
Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement), the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations, as well as certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments. Effective in the first quarter of 2018, certain costs for StratCO, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. For additional information, see note below on Other unallocated costs.

•
Other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production). In connection with the StratCO reporting change, in the first quarter of 2017, we reclassified approximately $98 million of costs from IH, approximately $33 million of costs from EH and approximately $9 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $165 billion as of April 1, 2018 and $172 billion as of December 31, 2017.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Reportable Segments:
IH(b)	$7,829	$7,415	$4,930	$4,747
EH(b)	5,077	5,364	2,788	3,039
Total reportable segments	12,906	12,779	7,719	7,787
Other business activities(c), (d)	—	—	(725)	(688)
Reconciling Items:
Corporate(b), (d)	—	—	(1,153)	(1,335)
Purchase accounting adjustments(d)	—	—	(1,221)	(1,172)
Acquisition-related costs(d)	—	—	(48)	(124)
Certain significant items(e)	—	—	(201)	(157)
Other unallocated(b)	—	—	(244)	(359)
	$12,906	$12,779	$4,127	$3,951

(a)
Income from continuing operations before provision for taxes on income. IH’s earnings in the first quarter of 2018 and 2017 include dividend income of $59 million and $43 million, respectively, from our investment in ViiV. For additional information, see Note 4.

(b)
In connection with the StratCO reporting change, in the first quarter of 2017 we reclassified approximately $98 million of costs from IH, approximately $33 million of costs from EH and approximately $9 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

(c)	Other business activities includes the costs managed by our WRD and GPD organizations.

(d)	For a description, see the “Other Costs and Business Activities” section above.

(e)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the first quarter of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $51 million, (ii) income for certain legal matters of $19 million, (iii) an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $3 million, (iv) charges for business and legal entity alignment of $3 million and (v) other charges of $163 million, which primarily includes $108 million, in the aggregate, for a special one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA on us. For additional information, see Note 2B, Note 3, Note 4 and Note 5.
For Earnings in the first quarter of 2017, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $30 million, (ii) charges for certain legal matters of $8 million, (iii) an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $37 million, (iv) charges for business and legal entity alignment of $21 million and (v) other charges of $61 million. For additional information, see Note 2B, Note 3 and Note 4.
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
B. Geographic Information
As described in Note 1A, the sale of HIS impacted our results of operations in 2017.

The following table provides revenues by geographic area:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
U.S.	$6,275	$6,637	(5)
Developed Europe(a)	2,092	2,021	4
Developed Rest of World(b)	1,461	1,554	(6)
Emerging Markets(c)	3,078	2,567	20
Revenues	$12,906	$12,779	1

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.7 billion and $1.6 billion in the first quarter of 2018 and 2017, respectively.

(b)	Developed Rest of World region includes the following markets: Japan, Canada, Australia, South Korea and New Zealand.

(c)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues
As described in Note 1A, the sale of HIS impacted our results of operations in 2017.

The following table provides detailed revenue information:
(MILLIONS OF DOLLARS)		Three Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	April 1, 2018	April 2, 2017
TOTAL REVENUES		$12,906	$12,779
PFIZER INNOVATIVE HEALTH (IH)(a)		$7,829	$7,415
Internal Medicine		$2,347	$2,377
Lyrica IH(b)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,131	1,131
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	765	564
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	251	239
BMP2	Development of bone and cartilage	73	62
Toviaz	Overactive bladder	60	63
Viagra IH(c)	Erectile dysfunction	—	249
All other Internal Medicine	Various	66	69
Vaccines		$1,463	$1,465
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,380	1,392
All other Vaccines	Various	83	73
Oncology		$1,697	$1,347
Ibrance	Advanced breast cancer	933	679
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	262	250
Xtandi alliance revenues	Advanced prostate cancer	159	131
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	153	142
Inlyta	Advanced RCC	74	85
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	60	47
All other Oncology	Various	57	14
Inflammation & Immunology (I&I)		$869	$871
Enbrel (Outside the U.S. and Canada)	Rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	506	588
Xeljanz	Rheumatoid arthritis; psoriatic arthritis	326	250
Eucrisa	Mild-to-moderate atopic dermatitis (eczema)	26	9
All other I&I	Various	11	24
Rare Disease		$549	$507
BeneFIX	Hemophilia	147	149
Genotropin	Replacement of human growth hormone	132	104
Refacto AF/Xyntha	Hemophilia	130	130
Somavert	Acromegaly	63	56
All other Rare Disease	Various	76	67
Consumer Healthcare		$905	$848
PFIZER ESSENTIAL HEALTH (EH)(d)		$5,077	$5,364
Legacy Established Products (LEP)(e)		$2,636	$2,606
Lipitor	Reduction of LDL cholesterol	511	404
Norvasc	Hypertension	254	228
Premarin family	Symptoms of menopause	191	228
Zithromax	Bacterial infections	90	79
Zoloft	Depression and certain anxiety disorders	74	68
Xalatan/Xalacom	Glaucoma and ocular hypertension	72	77
Effexor	Depression and certain anxiety disorders	71	66
Sildenafil Citrate	Erectile dysfunction	62	—
Xanax	Anxiety disorders	54	55
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	52	81
All other LEP	Various	1,203	1,321

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	April 1, 2018	April 2, 2017
Sterile Injectable Pharmaceuticals (SIP)(f)		$1,360	$1,552
Sulperazon	Treatment of infections	168	122
Medrol	Steroid anti-inflammatory	120	120
Fragmin	Slows blood clotting	70	71
Tygacil	Tetracycline class antibiotic	63	74
Zosyn/Tazocin	Antibiotic	61	37
Precedex	Sedation agent in surgery or intensive care	55	64
All other SIP	Various	823	1,063
Peri-LOE Products(g)		$737	$822
Viagra EH(c)	Erectile dysfunction	187	89
Celebrex	Arthritis pain and inflammation, acute pain	145	175
Vfend	Fungal infections	98	107
Lyrica EH(b)	Epilepsy, neuropathic pain and generalized anxiety disorder	82	141
Zyvox	Bacterial infections	68	77
Revatio	Pulmonary arterial hypertension	56	65
Pristiq	Depression	53	116
All other Peri-LOE Products	Various	49	53
Biosimilars(h)	Various	$173	$105
Inflectra/Remsima	Inflammatory diseases	145	78
All other Biosimilars	Various	29	27
Pfizer CentreOne(i)		$171	$182
Hospira Infusion Systems (HIS)(j)	Various	$—	$97
Total Lyrica(b)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,213	$1,271
Total Viagra(c)	Erectile dysfunction	$187	$339
Total Alliance revenues	Various	$855	$656

(a)	The IH business encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare.

(b)
Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in Lyrica EH. All other Lyrica revenues are included in Lyrica IH. Total Lyrica revenues represent the aggregate of worldwide revenues from Lyrica IH and Lyrica EH.

(c)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra revenues in 2018 are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

(d)	The EH business encompasses Legacy Established Products, Sterile Injectable Pharmaceuticals, Peri-LOE Products, Biosimilars, Pfizer CentreOne and HIS (through February 2, 2017).

(e)
Legacy Established Products primarily include products that have lost patent protection (excluding Sterile Injectable Pharmaceuticals and Peri-LOE Products). In the fourth quarter of 2017, we sold our equity share in Hisun Pfizer. As a result, effective in the first quarter of 2018, Hisun Pfizer-related revenues, previously reported in emerging markets within All Other LEP and All Other SIP, are reported in emerging markets within Pfizer CentreOne.

(f)
Sterile Injectable Pharmaceuticals includes branded and generic injectables (excluding Peri-LOE Products). In the fourth quarter of 2017, we sold our equity share in Hisun Pfizer. As a result, effective in the first quarter of 2018, Hisun Pfizer-related revenues, previous reported in emerging markets within All Other LEP and All Other SIP, are reported in emerging markets within Pfizer CentreOne.

(g)
Peri-LOE Products includes products that have recently lost or are anticipated to soon lose patent protection. These products primarily include: Lyrica in Europe, Russia, Turkey, Israel and Central Asia; worldwide revenues for Celebrex, Pristiq, Zyvox, Vfend, Revatio and Inspra; and beginning in 2018, Viagra revenues for all countries (and Viagra revenues for all countries other than the U.S. and Canada in 2017, see note (c) above).

(h)
Biosimilars includes Inflectra/Remsima (biosimilar infliximab) in the U.S. and certain international markets, Nivestim (biosimilar filgrastim) in certain European, Asian and Africa/Middle Eastern markets and Retacrit (biosimilar epoetin zeta) in certain European and Africa/Middle Eastern markets.

(i)
Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements, including with Zoetis Inc. In the fourth quarter of 2017, we sold our equity share in Hisun Pfizer. As a result, effective in first-quarter 2018, Hisun Pfizer-related revenues, previously reported in emerging markets within All Other LEP and All Other SIP, are reported in emerging markets within Pfizer CentreOne.

(j)
HIS (through February 2, 2017) includes Medication Management Systems products composed of infusion pumps and related software and services, as well as IV Infusion Products, including large volume IV solutions and their associated administration sets.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary companies (the Company) as of April 1, 2018, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended April 1, 2018 and April 2, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
New York, New York
May 10, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 52

This section provides information about the following: Our Business; our performance during the first quarter of 2018 and 2017; Our Operating Environment; the Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2018.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 65

This section discusses updates to our 2017 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements. For additional discussion of our accounting policies, see Notes to Consolidated Financial Statements—Note 1. Basis of Presentation and Significant Accounting Policies.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 66
This section includes a revenues overview section as well as the following sub-sections:
	○ Revenues - Selected Product Discussion	Beginning on page 69
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 75
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 79
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 81
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 82
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 86
This section provides a discussion of the performance of each of our operating segments.
●	Selected Balance Sheet Information by Operating Segment	Beginning on page 92
This section provides a discussion of certain balance sheet accounts by Operating Segment.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 92
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 93
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 94
This section provides an analysis of our cash flows for the first three months of 2018 and 2017.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 95

This section provides an analysis of selected measures of our liquidity and of our capital resources as of April 1, 2018 and December 31, 2017, as well as a discussion of our outstanding debt and other commitments that existed as of April 1, 2018 and December 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 99
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 101

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A, relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, manufacturing and products supply, and plans relating to share repurchases and dividends. Also included in this section is a discussion of legal proceedings and contingencies.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	April 1, 2018	April 2, 2017	% Change
Revenues	$12,906	$12,779	1

Cost of sales(a)	2,563	2,468	4
% of revenues	19.9%	19.3%

Selling, informational and administrative expenses(a)	3,412	3,315	3
% of revenues	26.4%	25.9%

Research and development expenses(a)	1,743	1,716	2
% of revenues	13.5%	13.4%

Amortization of intangible assets	1,196	1,186	1
% of revenues	9.3%	9.3%

Restructuring charges and certain acquisition-related costs	43	84	(49)
% of revenues	0.3%	0.7%

Other (income)/deductions––net	(178)	60	*
Income from continuing operations before provision for taxes on income	4,127	3,951	4
% of revenues	32.0%	30.9%

Provision for taxes on income	556	821	(32)
Effective tax rate	13.5%	20.8%

Income from continuing operations	3,571	3,130	14
% of revenues	27.7%	24.5%

Discontinued operations––net of tax	(1)	—	*

Net income before allocation to noncontrolling interests	3,570	3,130	14
% of revenues	27.7%	24.5%

Less: Net income attributable to noncontrolling interests	9	9	7
Net income attributable to Pfizer Inc.	$3,561	$3,121	14
% of revenues	27.6%	24.4%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.60	$0.52	15
Net income attributable to Pfizer Inc. common shareholders	$0.60	$0.52	15

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.59	$0.51	15
Net income attributable to Pfizer Inc. common shareholders	$0.59	$0.51	15

Cash dividends paid per common share	$0.34	$0.32	6
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

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2017 Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, the ability to replenish innovative biopharmaceutical products, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and of our 2017 Financial Report, Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three months ended February 25, 2018 and February 26, 2017. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended April 1, 2018 and April 2, 2017.

References to developed and emerging markets in this MD&A include:
Developed markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand

Emerging markets (includes, but is not limited to)	Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
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

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of the TCJA. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the U.S. Federal corporate tax rate from 35% to 21%, transitioning U.S. international taxation from a worldwide tax system to a territorial tax system and imposing a repatriation tax on deemed repatriated accumulated post-1986 earnings of foreign subsidiaries. For information on estimates and assumptions in connection with the TCJA, see Notes to Condensed Consolidated Financial Statements––Note 5A. Tax Matters: Taxes on Income from Continuing Operations.
We continue to review strategic options for our Consumer Healthcare business. We remain disciplined regarding our capital allocation, and at this time we have not received an acceptable offer for the sale of this business. We will continue our management of this strong business as we explore other alternatives, which could include everything from a full or partial separation of the business to ultimately deciding to retain the business. We continue to expect that any decision regarding strategic alternatives for our Consumer Healthcare business will be made during 2018.

Our other recent significant business development activities include:

•
On February 3, 2017, we completed the sale of Pfizer’s global infusion systems net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. At closing, we received 3.2 million newly issued shares of ICU Medical common stock, which we initially valued at approximately $428 million, a promissory note in the amount of $75 million and net cash of approximately $200 million before customary adjustments for net working capital. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the first quarter of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while our financial results, and EH’s operating results, for the first quarter of 2018 do not reflect any contribution from HIS global operations.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. for $1,040 million, composed of cash and contingent consideration. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the first quarter of 2017 reflect approximately two months of the small molecule anti-infectives business acquired from AstraZeneca and our financial results, EH’s operating results, and cash flows for the first quarter of 2018 reflect three months of the small molecule anti-infective business acquired from AstraZeneca.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Sale of Hospira Infusion Systems Net Assets, Licensing Arrangement and Collaborative Arrangements and the “Our Strategy” and “Our Business Development Initiatives” sections of this MD&A below.

Impact of Recent Hurricanes in Puerto Rico

We have manufacturing and commercial operations in Puerto Rico, which were impacted by the hurricanes toward the end of the third quarter in 2017. While our three manufacturing sites sustained some damage and became inoperable due to issues impacting Puerto Rico overall, as of the date of this Quarterly Report on Form 10-Q filing, all three sites have resumed operations and remediation activities continue. Given prior inoperability along with ongoing remediation of our sites, there could be certain product shortages in the coming months. Our commercial sales offices in Puerto Rico have been operational since October 2017.
Product Manufacturing

We periodically encounter difficulties or delays in manufacturing, including due to suspension of manufacturing or voluntary recall of a product, or legal or regulatory actions such as warning letters. In February 2017, for example, we received a warning letter from the FDA communicating the FDA’s view that certain violations of current Good Manufacturing Practice regulations exist at Hospira’s manufacturing facility in McPherson, Kansas. We are undertaking corrective actions to address the concerns raised by the FDA. In January 2018, the FDA upgraded the status of Pfizer’s McPherson, Kansas manufacturing facility to VAI based on an October 2017 inspection. The change to VAI status lifted the compliance hold that the FDA placed on approval of pending applications, and is an important step toward resolving the issues cited in the February 2017 FDA warning letter. Within our Essential Health portfolio, we have been experiencing product shortages with some products. The product shortages are primarily for products from the legacy Hospira portfolio and are largely driven by capacity constraints, technical issues and supplier quality concerns. In addition to the McPherson facility, we continue to remediate issues at other legacy Hospira facilities manufacturing sterile injectables within our Essential Health portfolio. Any continuing product shortage interruption at these manufacturing facilities could negatively impact our financial results, specifically in our SIP portfolio. We continue with our comprehensive remediation plan to upgrade and modernize these facilities, and we expect additional capacity to be available in 2019 onwards.

Our First Quarter 2018 Performance

Revenues

Revenues in the first quarter of 2018 increased $127 million, or 1% compared to the same period in 2017, which reflects the favorable impact of foreign exchange of $430 million, or 3%, partially offset by an operational decrease of $302 million, or 2%.
The following provides an analysis of the changes in revenues for the first quarter of 2018:

(MILLIONS OF DOLLARS)

Revenues, for the three months ended April 2, 2017	$12,779

Operational growth/(decline):
Continued growth from key brands(a) and growth from Biosimilars(b)	539
Declines from our SIP portfolio (primarily in the U.S.), Peri-LOE Products (excluding Viagra EH(c), which was impacted by the shift in the reporting of U.S. and Canada Viagra revenues to EH), total Viagra(c) (primarily in the U.S.), Enbrel (driven by declines in most developed Europe markets), our LEP portfolio (primarily in developed markets) as well as a decline in Prevnar 13/Prevenar 13 (primarily in the U.S.)	(851)
Disposition-related impact of the February 2017 sale of HIS(d)	(97)
Other operational factors, net	106
Operational decline, net	(302)

Operational revenues	12,477
Favorable impact of foreign exchange	430
Revenues, for the three months ended April 1, 2018	$12,906

(a)	Key brands include Ibrance, Eliquis and Xeljanz (globally).

(b)	Growth in Biosimilars was primarily from Inflectra in certain channels in the U.S. as well as in developed Europe.

(c)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra revenues in 2018 are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

(d)
Impact on financial results for the sale of HIS in February 2017. The first quarter of 2018 does not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017.

See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues by Segment and Geography” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increase in Income from continuing operations before provision for taxes on income for the first quarter of 2018:

(MILLIONS OF DOLLARS)
Income from continuing operations before provision for taxes on income, for the three months ended April 2, 2017	$3,951
Favorable change in revenues	127
Favorable/(unfavorable) changes:
Higher net periodic benefit credits other than service costs(a)	143
Higher net unrealized gains on equity securities(a)	111
Higher income from collaborations, out-licensing arrangements and sales of compound/product rights(a)	94
Lower Restructuring charges and certain acquisition-related costs(b)	41
Lower loss on sale of HIS(a)	34
Lower certain legal matters, net(a)	28
Higher Selling, information and administrative expenses(c)	(97)
Higher Cost of sales(d)	(95)
Higher charges from the change in the fair value of contingent consideration(a)	(82)
Lower net gains on asset disposals(a)	(71)
Higher Research and development expenses(e)	(28)
All other items, net	(30)
Income from continuing operations before provision for taxes on income, for the three months ended April 1, 2018	$4,127

(a)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(b)	See the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

(c)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.

(d)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(e)	See the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A.
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with generic manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Many of our branded products have multiple patents that expire at varying dates, thereby strengthening our overall patent protection. However, once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we lose exclusivity on these products, and generic pharmaceutical manufacturers generally produce similar products and sell them for a lower price. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our patents is found to be invalid by judicial, court or administrative proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace.
As a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. launched a generic version of Viagra in the U.S. in December 2017. See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2017 Financial Report for additional information about (i) recent losses and expected losses of product exclusivity in the U.S., Europe and/or Japan impacting product revenues and (ii) recent losses of collaboration rights impacting alliance revenues.

We lost or expect to lose exclusivity for various other products in various markets over the next few years, including, among others, the expiration of the basic product patent for Lyrica in the U.S. in December 2018. Pfizer is currently pursuing a six-month patent-term extension for pediatric exclusivity for Lyrica in the U.S. with the FDA.

For additional information, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2017 Form 10-K.
We will continue to aggressively defend our patent rights whenever we deem appropriate. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation.
For worldwide revenues, by geography, for selected products, see the discussion in the “Revenues––Selected Product Discussion” section of this MD&A. For additional information regarding the primary indications or class of certain products, see Notes to Condensed Consolidated Financial Statements––Note 13C. Segment, Geographic and Other Revenue Information: Other Revenue Information.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2017 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$101	$58
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The amount in 2018 also reflected a favorable true-up associated with the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods.	3	37

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payors, governments, patients, and other stakeholders. We believe that medicines are amongst the most powerful tool for patients in curing, treating and preventing illness and disability, and that all patients should have appropriate access to the medicines their doctors prescribe. We may consider a number of factors when determining a medicine’s price, including, for example, its impact on patients and their disease, other available treatments, the medicine’s potential to reduce other healthcare costs (such as hospital stays), and affordability. Within the U.S., in particular, we may also engage with patients, doctors and healthcare plans regarding their views, and then negotiate with insurers, including PBMs and MCOs, often providing significant discounts to them from the initial price. The price that patients pay in the U.S. for the medicines their physicians prescribe is ultimately set by healthcare providers and insurers. On average, in the U.S., insurers cover a much lower share of prescription drug costs than medical services, which results in a greater proportion of out-of-pocket costs being passed on to patients for medicines, thereby making them less accessible and affordable. We will continue to work with insurance providers, governments and others to improve access to today’s innovative treatments.

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
Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Certain state legislation has been subject to legal challenges.

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

We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. The likelihood of such a repeal currently appears low given the failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. In October 2017, the President signed an Executive Order directing federal agencies to look for ways to authorize more health plans that could be less expensive because the plans would not have to meet all of the ACA’s coverage requirements, and announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. In December 2017, the comprehensive tax reform package signed into law, the TCJA (see the “The Global Economic Environment” section below for more information), includes a provision that effectively repealed the ACA’s individual mandate by removing the penalties. These and similar actions by the administration are widely expected to lead to fewer Americans having comprehensive ACA-compliant health insurance, even in the absence of a legislative repeal. However, the revenues generated for Pfizer by the health insurance exchanges under the ACA are minor, so the impact of the recent administration actions is expected to be limited. There is no assurance that any future replacement, modification or repeal of the ACA will not adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. We also may face uncertainties if our industry is looked to for savings to fund certain legislation, such as lifting the debt ceiling. One recent example is the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D “coverage gap” from 50% to 70%, which will modestly reduce our future Medicare Part D revenues.

The potential for additional pricing and access pressures in the commercial sector continues to be significant. Some employers, seeking to avoid the tax on high-cost health insurance in the ACA to be imposed in 2022, are already scaling back healthcare benefits and an increasing number are implementing high deductible benefit designs. This is a trend that is likely to continue. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. Pricing pressures for our products may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
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
For additional information, see the “Regulatory Environment––Pipeline Productivity” and “Competition” sections of our 2017 Financial Report.
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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” and the “Our Financial Guidance for 2018” sections of this MD&A.

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. Formal negotiations officially started in June 2017. This process continues to be highly complex and the end result of these negotiations may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products. The EMA announced in November 2017 that it will be relocating from London, U.K. to Amsterdam, Netherlands by the expected date of Brexit in March 2019.

We generated approximately 2% of our worldwide revenues from the U.K. in 2017 and in the first quarter of 2018. However, except for the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date, there are no other immediate-term impacts to our business as there has not yet been a formal change in the relationship between the U.K. and the EU. In addition, because of the significant uncertainties associated with the negotiation process, any potential long-term impacts are not currently determinable.
We anticipate incurring certain legal, regulatory and supply chain costs to ensure continuity of our business activities in both the U.K. and the EU, currently estimated at approximately $100 million.

•
On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of the TCJA. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the

U.S. Federal corporate tax rate from 35% to 21%, transitioning U.S. international taxation from a worldwide tax system to a territorial tax system and imposing a repatriation tax on deemed repatriated accumulated post-1986 earnings of foreign subsidiaries. Given the significant changes resulting from and complexities associated with the TCJA, the estimated financial impacts for 2017, as well as the estimated impact on 2018 financial guidance for the effective tax rate on adjusted income are provisional and subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to these estimates during 2018. For additional information, see the “Our Financial Guidance for 2018”, “Provision for Taxes on Income” and “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5A. Tax Matters: Taxes on Income from Continuing Operations.
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
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Some additional information about our business segments as of April 1, 2018 follows:

●
IH focuses on developing and commercializing novel, value-creating medicines and vaccines that significantly improve patients’ lives, as well as products for consumer healthcare.
Key therapeutic areas include internal medicine, vaccines, oncology, inflammation & immunology, rare disease and consumer healthcare.
●
EH includes legacy brands that have lost or will soon lose market exclusivity in both developed and emerging markets, branded and generic sterile injectable products, biosimilars, and select branded products including anti-infectives. EH also includes an R&D organization, as well as our contract manufacturing business.
Through February 2, 2017, EH also included HIS.

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

●
IH will have continued focus on R&D productivity and pipeline strength while maximizing the value of our recently launched brands and in-line portfolio. We have also expanded our pipeline in high priority therapeutic areas such as inflammation and immunology and oncology with select business development transactions.
●
For EH, we continue to invest in growth drivers and manage the portfolio to extract additional value while seeking opportunities for operating efficiencies. This strategy includes active management of our portfolio; maximizing growth of core product segments; acquisitions to strengthen core areas of our portfolio further, such as our acquisition of AstraZeneca’s small molecule anti-infectives business; and divestitures to increase focus on our core strengths. In line with this strategy, on February 3, 2017, we completed the sale of Pfizer’s global infusion systems net assets, representing the infusion systems net assets that we acquired as part of the Hospira transaction, HIS, to ICU Medical.

Leading brands include:
- Prevnar 13/Prevenar 13
- Xeljanz
- Eliquis
- Lyrica (U.S., Japan and certain other markets)
- Enbrel (outside the U.S. and Canada)
- Ibrance
- Xtandi
- Several OTC consumer healthcare products (e.g., Advil and
  Centrum)
Leading brands include: - Lipitor - Premarin family - Norvasc - Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries) - Celebrex - Viagra* - Inflectra/Remsima - Several sterile injectable products
*Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra worldwide revenues are reported in EH from the first quarter of 2018 forward.
For additional information about the first quarter of 2018 performance and selected balance sheet information as of December 31, 2017, for each of our operating segments, see the “Analysis of Operating Segment Information” and the “Selected Balance Sheet Information by Operating Segment” sections of this MD&A.

Description of Research and Development Operations

Innovation is critical to the success of our company, and drug discovery and development is time-consuming, expensive and unpredictable. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. Our R&D priorities include:

•	delivering a pipeline of differentiated therapies and vaccines with the greatest medical and commercial potential;

•	advancing our capabilities that can position Pfizer for long-term leadership; and

•	creating new models for biomedical collaboration that will expedite the pace of innovation and productivity.
To that end, our R&D primarily focuses on:

•	Biosimilars;

•	Inflammation and Immunology;

•	Metabolic Disease and Cardiovascular Risks;

•	Oncology;

•	Rare Diseases; and

•	Vaccines.
In January 2018, we announced our decision to end internal neuroscience discovery and early development efforts and re-allocate funding to other areas where we have stronger scientific leadership. We have created a dedicated neuroscience venture fund to support continued efforts to advance the field. The development of tanezumab and potential treatments for rare neuromuscular disorders is not impacted by this decision.

We continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that will deliver value in the near term and over time. Our R&D spending is conducted through a number of matrix organizations:

•
Research Units within our WRD organization are generally responsible for research and early-stage development assets for our IH business (assets that have not yet achieved proof-of-concept). Our Research Units are organized by therapeutic area to enhance flexibility, cohesiveness and focus. Because of our structure, we can rapidly redeploy resources within a Research Unit between various projects as necessary because the workforce shares similar skills, expertise and/or focus.

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

Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity. Also, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by other companies that we believe were improperly granted. Such challenges may include negotiation and litigation, which may not be successful. For additional information about our current efforts to enforce our intellectual property rights and certain other patent proceedings, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see “Risks Related to Intellectual Property” in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K.
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

Increasing Investment in the U.S.––After evaluating the expected positive net impact the TCJA will have on us, we decided to take several actions:

•	Over the next five years, we plan to invest approximately $5.0 billion in capital projects in the U.S., including the strengthening of our manufacturing presence in the U.S.

•	We made a $500 million voluntary contribution to our U.S. pension plan in February 2018.

•
In the fourth quarter of 2017, we made a $200 million charitable contribution to the Pfizer Foundation, an organization that provides grant and investment funding to support organizations and social entrepreneurs in an effort to improve healthcare delivery.

•	In the first quarter of 2018, we paid a special, one-time bonus to virtually all Pfizer colleagues, excluding executives, of $108 million in the aggregate.
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our acquisitions of Hospira, Medivation, Anacor, and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies, including our collaborations with OPKO and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses.

We continue to review strategic options for our Consumer Healthcare business. We remain disciplined regarding our capital allocation, and at this time we have not received an acceptable offer for the sale of this business. We will continue our management of this strong business as we explore other alternatives, which could include everything from a full or partial separation of the business to ultimately deciding to retain the business. We continue to expect that any decision regarding strategic alternatives for our Consumer Healthcare business will be made during 2018.

For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Sale of Hospira Infusion Systems Net Assets, Licensing Arrangement and Collaborative Arrangements.
The more significant recent transactions and events are described below:

•
Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)––On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, to ICU Medical. In connection with this transaction, we recognized a pre-tax loss of approximately $3 million in the first quarter of 2018 and a pre-tax loss of approximately $37 million in the first quarter of 2017 in Other (income)/deductions––net, representing adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell. We may record additional adjustments to the loss on the sale of HIS net assets in future periods, which we do not expect to have a material impact on our consolidated financial statements.

•
Acquisition of AstraZeneca’s Small Molecule Anti-Infectives Business (EH)––On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. The total fair value of the consideration transferred for this business was approximately $555 million in cash plus the fair value of contingent consideration of $485 million.

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase III clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately 12 quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the first quarter of 2018 totaled $14.4 million and the reduction to Research and development expenses for the first quarter of 2017 totaled $17.2 million. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase III clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the first quarter of 2018 totaled $23.2 million and the reduction to Research and development expenses for the first quarter of 2017 totaled $14.5 million. If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

For a description of the more significant recent transactions through February 22, 2018, the filing date of our 2017 Form 10-K, see the “Our Business Development Initiatives” section of our 2017 Financial Report.

Our Financial Guidance for 2018
On May 1, 2018, we reaffirmed all components of our 2018 financial guidance.

Pfizer’s complete 2018 financial guidance is summarized below(a), (b):
Revenues	$53.5 to $55.5 billion
Adjusted cost of sales as a percentage of revenues	20.5% to 21.5%
Adjusted selling, informational and administrative expenses	$14.0 to $15.0 billion
Adjusted research and development expenses	$7.4 to $7.9 billion
Adjusted other (income)/deductions	Approximately $400 million of income
Effective tax rate on adjusted income	Approximately 17.0%
Adjusted diluted EPS	$2.90 to $3.00

(a)	The 2018 financial guidance reflects the following:

•	A full year contribution from Consumer Healthcare. Pfizer continues to expect that any decision regarding strategic alternatives for Consumer Healthcare would be made during 2018.

•	Does not assume the completion of any business development transactions not completed as of April 1, 2018, including any one-time upfront payments associated with such transactions.

•
Guidance for Adjusted other (income)/deductions does not attempt to forecast unrealized net gains or losses on equity securities. Pfizer is unable to predict with reasonable certainty unrealized gains or losses on equity securities in a given period. Net unrealized gains and losses on equity securities are now recorded in Adjusted other (income)/deductions during each quarter, reflecting the adoption of a new accounting standard in the first quarter of 2018 (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards). Prior to the adoption of the new standard, net unrealized gains and losses on virtually all readily tradeable equity securities were reported in Accumulated other comprehensive income.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through first-quarter 2018 and mid-April 2018 exchange rates for the remainder of the year.

•
Reflects an anticipated negative revenue impact of $2.0 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection. Assumes no generic competition for Lyrica in the U.S. until June 2019, which is contingent upon a six-month patent-term extension granted by the FDA for pediatric exclusivity, which the company is currently pursuing.

•
Reflects the anticipated favorable impact of $1.3 billion on revenues and $0.09 on adjusted diluted EPS as a result of favorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2017.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.0 billion shares, which reflects share repurchases totaling approximately $6.1 billion in 2018. Dilution related to share-based employee compensation programs is expected to offset by approximately half the reduction in shares associated with these share repurchases.

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

Our 2018 financial guidance is subject to a number of factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; and Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2017 Form 10-K and Notes to Condensed Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (2017 Form 10-K Note 1D); (ii) Fair Value (2017 Form 10-K Note 1E); (iii) Revenues (Note 1C in this Quarterly Report on Form 10-Q); (iv) Asset Impairments (2017 Form 10-K Note 1K); (v) Income Tax Assets and Liabilities and Income Tax Assets and Liabilities and Income Tax Contingencies (2017 Form 10-K Note 1O); (vi) Pension and Postretirement Benefit Plans (2017 Form 10-K Note 1P); and Legal and Environmental Contingencies (2017 Form 10-K Note 1Q).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2017 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions in our 2017 Form 10-K for a discussion about the risks associated with estimates and assumptions.
For a discussion of recently adopted accounting standards and significant accounting policies, see Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards, Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues and Note 1D. Basis of Presentation and Significant Accounting Policies: Collaborative Arrangements.
Revenues
Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment is required when estimating the impact of these revenue deductions on gross sales for a reporting period.

Historically, our adjustments of estimates, to reflect actual results or updated expectations, have not been material to our overall business. On a quarterly basis, our adjustments of estimates to reflect actual results generally have been less than 1% of revenues, and have resulted in either a net increase or a net decrease in revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicare, Medicaid and performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.
Income Tax Assets and Liabilities

In the fourth quarter of 2017, we recorded an estimate of certain tax effects of the TCJA, including the impact on deferred tax assets and liabilities from the reduction in the U.S Federal corporate tax rate from 35% to 21%, the impact on valuation allowances and other state income tax considerations, a repatriation tax liability on accumulated post-1986 foreign earnings for which we plan to elect payment over eight years through 2026 that is reported primarily in Other taxes payable, and deferred taxes on basis differences expected to give rise to future taxes on global intangible low-taxed income. In addition, we had provided deferred tax liabilities in the past on foreign earnings that were not indefinitely reinvested. As a result of the TCJA, in the fourth quarter of 2017, we reversed an estimate of the deferred taxes that are no longer expected to be needed due to the change to the territorial tax system. The estimated amounts recorded may change in the future due to uncertain tax positions.
The TCJA subjects a U.S. shareholder to current tax on global intangible low-taxed income earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as global intangible low-taxed income in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to recognize deferred taxes for temporary differences expected to reverse as global intangible low-taxed income in future years. However, given the complexity of these provisions, we have not finalized our analysis. We were able to make a reasonable estimate of the deferred taxes on the temporary differences expected to reverse in the future and provided a provisional deferred tax liability as of December 31, 2017. The provisional amount is based on the evaluation of certain temporary differences inside each of our foreign subsidiaries that are expected to reverse as global intangible low-taxed income. However, as we continue to evaluate the TCJA’s global intangible low-taxed income provisions during the measurement period, we may revise the methodology used for determining the deferred tax liability associated with such income.
We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded are provisional as we have not completed our analysis of the complex and far reaching effects of the TCJA. Further, we continue to consider our assertions on any remaining outside basis differences in our foreign subsidiaries as of April 1, 2018 and have not completed our analysis. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during 2018 as we complete our analysis, computations and assertions. We will revise these estimates during 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the TCJA occurs through legislation, U.S. Treasury actions or other means.

Income tax assets and liabilities also include income tax valuation allowances and accruals for uncertain tax positions. For additional information, see Notes to Consolidated Financial Statements—Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions; Note 1O. Basis of Presentation and Significant Accounting Policies: Tax Assets and Liabilities and Income Tax Contingencies and Note 5A. Tax Matters: Taxes on Income from Continuing Operations in our 2017 Form 10-K, as well as the “Analysis of Financial Condition, Liquidity and Capital Resources––Selected Measures of Liquidity and Capital Resources—Contractual Obligations” section of our 2017 Financial Report.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues by Segment and Geography

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017	% Change in Revenues
Operating Segments(a):
IH	$7,829	$7,415	$4,544	$4,493	$3,285	$2,922	6	1	12
EH	5,077	5,364	1,731	2,144	3,347	3,220	(5)	(19)	4
Total revenues	$12,906	$12,779	$6,275	$6,637	$6,631	$6,142	1	(5)	8

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––First Quarter of 2018 vs. First Quarter of 2017

The following provides an analysis of the change in revenues by geographic areas in the first quarter of 2018:
(MILLIONS OF DOLLARS)	Three Months Ended April 1, 2018
	Worldwide	U.S.	International

Operational growth/(decline):
Continued growth from key brands including Ibrance, Eliquis and Xeljanz (globally)	$484	$252	$232
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S. as well as in developed Europe	56	38	18
Decline from the SIP portfolio, primarily due to continued legacy Hospira product shortages in the U.S.	(236)	(255)	19
Decline from Peri-LOE Products (excluding Viagra EH(a), which was impacted by the shift in the reporting of U.S. and Canada Viagra revenues to EH at the beginning of 2018), driven by expected declines in Lyrica in developed Europe and Pristiq in the U.S. due to generic competition	(212)	(73)	(139)
Lower revenues for total Viagra(a), primarily in the U.S. due to generic competition that began in December 2017	(157)	(153)	(4)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(122)	—	(122)
Impact on financial results for the sale of HIS in February 2017. The first quarter of 2018 does not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017	(97)	(64)	(33)
Decline in the LEP portfolio, primarily due to generic competition in developed markets	(83)	(106)	23
Decline in Prevnar 13/Prevenar 13 revenues. International revenues increased, compared to the prior-year quarter, primarily due to the favorable impact of the inclusion of Prevenar 13 in additional national immunization programs in certain emerging markets for the adult indication as well as higher volumes for the pediatric indication resulting from the second-quarter 2017 launch of Prevenar 13 in China and increased shipments associated with Gavi, the Vaccine Alliance, partially offset by the overall unfavorable impact of timing associated with government purchases in certain international markets. U.S. revenues decreased, compared to the prior-year quarter, primarily due to lower government purchases for the pediatric indication due to a change in ordering patterns and, to a lesser extent, the continued decline in revenues for the adult indication due to a smaller remaining “catch up” opportunity
	(41)	(113)	72
Other operational factors, net	106	113	(7)
Operational growth/(decline), net	(302)	(362)	60

Favorable impact of foreign exchange	430	—	430
Revenues increase/(decrease)	$127	$(362)	$490

(a)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra revenues in 2018 are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

Emerging markets revenues increased $511 million, or 20%, in the first quarter of 2018 to $3.1 billion, reflecting an operational increase of $386 million, or 15%. Foreign exchange had a favorable impact of approximately 5% on emerging markets revenues. The operational increase in emerging markets was primarily driven by our IH segment as well as our Legacy Established Products and Sterile Injectable Pharmaceuticals portfolios.

Revenue Deductions
Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment is required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, our adjustments of estimates, to reflect actual results or updated expectations, have not been material to our overall business. On a quarterly basis, our adjustments of estimates to reflect actual results generally have been less than 1% of revenues, and have resulted in either a net increase or a net decrease in revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product growth trends. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues

The following table provides information about revenue deductions:
	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Medicare rebates(a)	$398	$260
Medicaid and related state program rebates(a)	495	445
Performance-based contract rebates(a), (b)	760	729
Chargebacks(c)	1,611	1,498
Sales allowances(d)	1,328	1,111
Sales returns and cash discounts	346	324
Total(e)	$4,939	$4,367

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended April 1, 2018, associated with the following segments: IH ($2.0 billion) and EH ($2.9 billion). For the three months ended April 2, 2017, associated with the following segments: IH ($1.9 billion); and EH ($2.5 billion).

Total revenue deductions for the first quarter of 2018 increased 13% compared to the first quarter of 2017, primarily as a result of:

•	an increase in sales allowances as a result of sales growth, primarily in international markets;

•	an increase in Medicare rebates driven by increased sales of IH products through this channel;

•	higher chargebacks to U.S. wholesalers on certain EH products, partially offset by decreases in sales of sterile injectable products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of increased sales of IH products through these programs.
For information on our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts, including the balance sheet classification of these accruals, see Notes to Condensed Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues.

Revenues––Selected Product Discussion
The tables below provide worldwide revenues, by geography, for selected products. References to total change pertains to period-over-period growth rates that include foreign exchange. The difference between the total change and operational change represents the impact of foreign exchange. Amounts may not add due to rounding. All percentages have been calculated using unrounded amounts. An asterisk (*) indicates the calculation is not meaningful or results are equal to or greater than 100%.
•Prevnar 13/Prevenar 13 (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$826	$938	(12)
International	555	454	22	16
Worldwide revenues	$1,380	$1,392	(1)	(3)
The decline in the U.S. was primarily due to lower government purchases for the pediatric indication due to a change in ordering patterns and, to a lesser extent, the continued decline in revenues for the adult indication in the U.S. due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults age 65 and older who have not been previously vaccinated with Prevnar 13) compared to the prior-year quarter. We expect revenues from the adult indication in the U.S. for 2018 to be flat to declining as the remaining cohort of adults 65 years and over is much more difficult to capture.
The operational growth internationally was primarily due to the favorable impact of the inclusion of Prevenar 13 in additional national immunization programs in certain emerging markets for the adult indication as well as higher volumes for the pediatric indication resulting from the second-quarter 2017 launch of Prevenar 13 in China and increased shipments associated with Gavi, the Vaccine Alliance, partially offset by the overall unfavorable impact of timing associated with government purchases in certain international markets compared to the prior-year quarter.
In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, however, the CDC announced formally that it will conduct this review in 2018, which commenced at a meeting in February 2018. A potential adverse change in the ACIP recommendation could negatively impact future Prevnar 13 revenues. Currently, we are working with a number of U.S. investigators to monitor the proportion of community-acquired pneumonia caused by the serotypes included in Prevnar 13 and continue to observe trends.
•Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$907	$891	2
International	307	380	(19)	(24)
Worldwide revenues	$1,213	$1,271	(5)	(6)
The growth in the U.S. was driven by sustained demand and positive price impact.
The operational decline internationally was primarily due to losses of exclusivity in developed Europe markets, Australia and Korea.

The following table provides worldwide revenues for Lyrica in our IH segment, by geography:
	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$907	$891	2
International	225	240	(6)	(9)
Worldwide revenues	$1,131	$1,131	—	(1)

Worldwide Lyrica revenues in our IH segment declined operationally, primarily due to losses of exclusivity in Australia and Korea, partially offset by sustained demand and positive price impact in the U.S.

The following table provides worldwide revenues for Lyrica in our EH segment, by geography:
	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$—	$—	—
International	82	141	(42)	(48)
Worldwide revenues	$82	$141	(42)	(48)
Worldwide Lyrica revenues in our EH segment declined operationally due to losses of exclusivity in developed Europe markets.
•Ibrance (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$726	$608	19
International	207	71	*	*
Worldwide revenues	$933	$679	37	35
The worldwide operational growth reflects Ibrance class leadership among cyclin-dependent kinase inhibitors in major markets with continuous share uptake in the U.S. supported by our scientific/clinical data and continued positive patient experience as well as an uptake in international markets, mostly driven by key European markets and Japan where we secured access and reimbursement.
•Eliquis alliance revenues and direct sales (IH): Eliquis has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$435	$342	27
International	330	223	48	35
Worldwide revenues	$765	$564	35	30
The worldwide operational growth was primarily driven by higher demand resulting from increased market penetration of novel oral anticoagulants and market share gain.
•Lipitor (EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$29	$30	(6)
International	483	374	29	21
Worldwide revenues	$511	$404	27	19
The worldwide operational growth was primarily driven by increased demand in China, partially offset by pricing pressures in China and in the U.S.

•Enbrel (IH, outside the U.S. and Canada):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$—	$—	—
International	506	588	(14)	(21)
Worldwide revenues	$506	$588	(14)	(21)
The worldwide operational decline was primarily due to ongoing biosimilar competition in most developed Europe markets, which is expected to continue.
•Xeljanz (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$253	$212	19
International	72	38	89	82
Worldwide revenues	$326	$250	30	29
The growth in the U.S. was primarily driven by increased adoption among rheumatologists, growing awareness among patients and improvements in payer access.
The operational growth internationally was primarily driven by continued uptake in emerging markets, Japan and Canada, as well as new launch markets (such as Germany).
•BeneFIX and ReFacto AF/Xyntha (IH):

BeneFIX	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$68	$59	16
International	79	91	(13)	(20)
Worldwide revenues	$147	$149	(2)	(6)
The worldwide operational decline was primarily as a result of erosion of market share in developed Europe markets due to increasing adoption of extended half-life treatment options.

ReFacto AF/Xyntha	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$30	$26	14
International	100	104	(4)	(12)
Worldwide revenues	$130	$130	—	(7)
The worldwide operational decline was primarily as a result of erosion of market share in developed Europe markets due to increasing adoption of extended half-life treatment options.
•Sutent (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$88	$85	3
International	174	165	6	(2)
Worldwide revenues	$262	$250	5	(1)

The worldwide operational decline was primarily due to lower volumes driven by competitive pressure in certain developed and emerging Europe markets, partially offset by increased performance in other emerging markets outside of Europe.
•Norvasc (EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$9	$10	(5)
International	245	218	12	6
Worldwide revenues	$254	$228	12	6
The worldwide operational growth was primarily driven by increased demand in China, partially offset by pricing pressures in China and generic competition in Japan.
•Chantix/Champix (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$188	$179	5
International	64	61	5	(2)
Worldwide revenues	$251	$239	5	3
The growth in the U.S. was primarily due to increased promotional activities, educating healthcare providers on updates to the Chantix label, including removal of the boxed warning, improved patient access and positive price impact.
•The Premarin family of products (EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$180	$214	(16)
International	11	14	(19)	(24)
Worldwide revenues	$191	$228	(16)	(16)
The worldwide operational decline was primarily driven by lower volume in the U.S. and internationally.
•Viagra (EH): Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, total Viagra worldwide revenues are reported in EH from the first quarter of 2018 forward.

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$88	$242	(63)
International	99	97	2	(4)
Worldwide revenues	$187	$339	(45)	(46)
The decline in the U.S. was primarily due to the loss of exclusivity in December 2017.
The operational decline internationally was primarily due to lower volumes in Europe and certain Middle Eastern markets, partially offset by increased demand in China.

•Sulperazon (EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$—	$—	—
International	168	122	38	29
Worldwide revenues	$168	$122	38	29
The worldwide operational growth was primarily due to increased demand in China.
•Xtandi alliance revenues (IH): Xtandi is being developed and commercialized through a collaboration with Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. Pfizer and Astellas also share certain development and other collaboration expenses, and Pfizer receives tiered royalties as a percentage of international Xtandi net sales (recorded in Other (income)/deductions—net).

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$159	$131	21
International	—	—	—	—
Worldwide revenues	$159	$131	21	21
The growth in the U.S. was driven by continued growth of Xtandi in metastatic castration-resistant prostate cancer. While enrollment rates in patient assistance programs (PAP), which provide free medicines to patients, fluctuate throughout the year, we have observed a reduction in PAP utilization in the first quarter of 2018, compared to the same period in 2017.
•Xalkori (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$42	$57	(26)
International	110	85	31	21
Worldwide revenues	$153	$142	8	2
The worldwide operational growth was a result of a continued increase in diagnostic rates for the ALK gene mutation across key markets and share in first-line ALK treatment outside the U.S., as well as uptake in treatment of patients with metastatic NSCLC whose tumors are ROS1-positive. This growth was partially offset by volume declines in the ALK indication across certain developed markets, primarily in the U.S., as a result of competitive pressure.
•Celebrex (EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$16	$30	(49)
International	129	144	(11)	(15)
Worldwide revenues	$145	$175	(17)	(21)
The worldwide operational decline was primarily driven by lower volumes in the U.S., certain Middle Eastern markets and Japan, as well as pricing pressure in the U.S. and Mexico.

•Inflectra/Remsima (EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$55	$17	*
International	90	61	48	32
Worldwide revenues	$145	$78	86	73
The worldwide operational growth was due to continued uptake in certain channels in the U.S. as well as in developed markets in Europe, partially offset by pricing pressures in these markets.
Inflectra uptake in the U.S. is being driven by a number of factors including Inflectra’s clinical data package, patient support programs, price and the access/reimbursement environment. To date, reimbursement coverage has been mixed. While we achieved 100% Medicare coverage, we have experienced access challenges among commercial payers where our lower priced product has not received access at parity to the innovator product and remains in a disadvantaged position despite the higher price of innovator product. We will look at all relevant factors impacting reimbursement given our extensive experience working with commercial payers to enable greater access for Inflectra. Additionally, in September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade® (infliximab) violate federal antitrust laws.
•Inlyta (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$28	$30	(9)
International	46	54	(15)	(20)
Worldwide revenues	$74	$85	(13)	(16)
The worldwide operational decline was primarily due to increased competition in developed markets as well as China, partially offset by performance in other emerging markets.
•Eucrisa (IH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$26	$9	*
International	—	—	—	—
Worldwide revenues	$26	$9	*	—
The worldwide operational growth was primarily driven by broader prescriber trial and adoption as well as growing patient awareness and interest.
Eucrisa is approved in the U.S. for the treatment of mild to moderate atopic dermatitis for patients two years of age and older. The FDA approved Eucrisa on December 14, 2016, and Eucrisa was launched in the U.S. late in the first quarter of 2017. Eucrisa is a non-steroidal topical ointment and is the first topical prescription treatment for atopic dermatitis approved in over 10 years.
•Alliance revenues (IH/EH):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	Total	Oper.
U.S.	$602	$474	27
International	253	182	39	26
Worldwide revenues	$855	$656	30	27
The worldwide operational increase was mainly due to increases in Eliquis and Xtandi alliance revenues discussed above.

◦
Bavencio (IH) is being developed and commercialized in collaboration with Merck KGaA. Both companies jointly fund all development and commercialization costs, and split equally any profits generated from selling any anti-PD-L1 or anti-PD-1 products from this collaboration. Bavencio is currently approved in metastatic MCC in the U.S., Europe and Japan as well as in second line treatment of locally advanced or metastatic urothelial carcinoma in the U.S.

See Notes to Condensed Consolidated Financial Statements––Note 13C. Segment, Geographic and Other Revenue Information: Other Revenue Information for additional information regarding the primary indications or class of the selected products discussed above.
See Notes to Condensed Consolidated Financial Statements—Note 12. Contingencies and Certain Commitments for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.
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
For additional information about our R&D organization, including the EH R&D organization, our R&D priorities and areas of focus, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Description of Research and Development Operations” section of this MD&A.
A comprehensive update of Pfizer’s development pipeline was published as of May 1, 2018 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Steglatro (ertugliflozin)	An adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus, which is being developed in collaboration with Merck	December 2017
Segluromet (ertugliflozin and metformin)
An adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus who are not adequately controlled on a regimen containing ertugliflozin or metformin, or in patients who are already treated with both ertugliflozin and metformin, which is being developed in collaboration with Merck
December 2017
Steglujan (ertugliflozin and sitagliptin)
An adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus when treatment with both ertugliflozin and sitagliptin is appropriate, which is being developed in collaboration with Merck
December 2017
Bosulif (bosutinib)	Treatment of adult patients with newly-diagnosed chronic phase Philadelphia chromosome-positive Ph+ CML, which is being developed in collaboration with Avillion	December 2017
Xeljanz (tofacitinib) and Xeljanz XR
Xeljanz 5 mg twice daily and Xeljanz XR extended release 11 mg once daily for the treatment of adult patients with active psoriatic arthritis who have had an inadequate response or intolerance to methotrexate or other disease-modifying antirheumatic drugs
December 2017
Sutent (sunitinib)	Adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy (surgical removal of the cancerous kidney)	November 2017
Lyrica (pregabalin)	Extended-release tablets CV as once-daily therapy for the management of neuropathic pain associated with diabetic peripheral neuropathy and the management of post-herpetic neuralgia	October 2017
Mylotarg (gemtuzumab ozogamicin)	Treatment of adults with newly diagnosed CD33-positive acute myeloid leukemia (AML), and adults and children 2 years and older with relapsed or refractory CD33-positive AML	September 2017
Besponsa (inotuzumab ozogamicin)	Treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia	August 2017
Bavencio (avelumab)
Treatment for patients with locally advanced or metastatic urothelial carcinoma with disease progression on or after platinum-based therapy, which is being developed in collaboration with Merck KGaA, Germany
May 2017

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
dacomitinib
First-line treatment of patients with locally advanced or metastatic non-small cell lung cancer with epidermal growth factor receptor (EGFR) activating mutations, which is being developed in collaboration with SFJ
April 2018
Xtandi (enzalutamide)	Treatment of non-metastatic castration resistant prostate cancer	March 2018
lorlatinib (PF-06463922)	Treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors	February 2018
Filgrastim(a)	A potential biosimilar to Neupogen® (filgrastim)	November 2017
PF-05280014(b)	A potential biosimilar to Herceptin® (trastuzumab)	August 2017
Xeljanz (tofacitinib)(c)	Treatment of adult patients with moderately to severely active ulcerative colitis	July 2017
Retacrit(d)	A potential biosimilar to Epogen® and Procrit® (epoetin alfa)	February 2015
tafamidis meglumine(e)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Neupogen® is a registered trademark of Amgen, Inc.

(b)
Herceptin® is a registered trademark of Genentech, Inc. In April 2018, we received a “complete response” letter from the FDA with respect to our biologics license application (BLA) for PF-05280014, our proposed biosimilar to trastuzumab, which was submitted for all indications of the reference product. The FDA highlighted the need for additional technical information, which does not relate to safety or clinical data submitted in the application. We will work with the FDA to identify next steps.

(c)
In March 2018, we announced a positive outcome from the FDA’s Gastrointestinal Drugs Advisory Committee (GIDAC) meeting. The GIDAC met to discuss our supplemental NDA for the treatment of adult patients with moderately to severely active ulcerative colitis. The GIDAC voted on two dosing questions related to the use of the 10 mg twice-daily (BID) dose beyond the eight week induction period. First, GIDAC voted unanimously (15-0) in favor of the extension of the use of tofacitinib 10 mg BID from eight to 16 weeks of induction in adult patients who have not achieved adequate therapeutic benefit by week 8. Second, the Committee voted unanimously (15-0) in favor of 10 mg BID as continuous maintenance treatment for adult patients with an inadequate response, loss of response or intolerance to tumor necrosis factor (TNF) blocker therapy. The third question the GIDAC voted on related to a post-marketing efficacy study comparing a tofacitinib 10 mg BID continuous dosing regimen versus a regimen of tofacitinib 10 mg BID induction and 5 mg BID as maintenance in this patient population. The GIDAC voted 8-7 against conducting this study.

(d)
Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of J&J. In October 2015, we received a “complete response” letter from the FDA with respect to our biologics license application (BLA) for Retacrit, our proposed biosimilar to epoetin alfa, which was submitted for all indications of the reference product. In December 2016, we completed the resubmission of the BLA to the FDA for Retacrit in response to the “complete response” letter. In May 2017, the FDA’s Oncologic Drugs Advisory Committee (ODAC) voted to recommend Retacrit for approval. In June 2017, we received a “complete response” letter from the FDA, relating to matters noted in a Warning Letter issued in February 2017 following a routine inspection of the company’s facility in McPherson, Kansas in 2016. This facility was listed as the potential manufacturing site in the BLA for the proposed epoetin alfa biosimilar. In November 2017, Pfizer resubmitted the BLA to the FDA for Retacrit in response to the “complete response” letter. In January 2018, the FDA upgraded the status of Pfizer’s McPherson, Kansas manufacturing facility to VAI based on an October 2017 inspection. The change to VAI status lifted the compliance hold that the FDA placed on approval of Pfizer pending applications, and permits review of the BLA for the proposed epoetin alfa biosimilar.

(e)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer initiated study B3461028 in December 2013, a global Phase 3 study to support a potential new indication in transthyretin cardiomyopathy, which includes patients with wild type and variant transthyretin. This study has achieved its primary endpoint, and we will work with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Mylotarg (gemtuzumab ozogamicin)	Application approved in the EU for treatment of patients age 15 years and above with previously untreated, de novo, CD33-positive acute myeloid leukemia, except acute promyelocytic leukemia	April 2018	—
Bosulif (bosutinib)	Application approved in the EU for the treatment of adults with newly diagnosed chronic phase Philadelphia chromosome-positive chronic myelogenous leukemia (Ph+ CML), which is being developed in collaboration with Avillion	April 2018	—
dacomitinib	First-line treatment of patients with locally advanced or metastatic non-small cell lung cancer with epidermal growth factor receptor (EGFR) activating mutations, which is being developed in collaboration with SFJ	—	March 2018
Steglatro (ertugliflozin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • as monotherapy in patients for whom the use of metformin is considered inappropriate due to intolerance or contraindications; and • in addition to other medicinal products for the treatment of diabetes, which is being developed in collaboration with Merck	March 2018	—
Segluromet (ertugliflozin and metformin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • in patients not adequately controlled on their maximally tolerated dose of metformin alone; • in patients on their maximally tolerated doses of metformin in addition to other medicinal products for the treatment of diabetes; and • in patients already being treated with the combination of ertugliflozin and metformin as separate tablets, which is being developed in collaboration with Merck	March 2018	—
Steglujan (ertugliflozin and sitagliptin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • when metformin and/or a sulphonylurea (SU) and one of the monocomponents of Steglujan do not provide adequate glycaemic control; and • in patients already being treated with the combination of ertugliflozin and sitagliptin as separate tablets, which is being developed in collaboration with Merck	March 2018	—
Xtandi (enzalutamide)	Application filed in the EU for treatment of non-metastatic castration resistant prostate cancer	—	March 2018
PF-06439535(a)	Application filed in the EU for a potential biosimilar to Avastin® (bevacizumab)	—	March 2018
Xeljanz (tofacitinib)	Application filed in the EU for modified release 11mg tablet for rheumatoid arthritis	—	March 2018
lorlatinib (PF-06463922)	Application filed in the EU for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors	—	February 2018
lorlatinib (PF-06463922)	Application filed in Japan for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitor	—	January 2018
Besponsa (inotuzumab ozogamicin)	Approval in Japan for the treatment of relapsed or refractory CD 22- positive acute lymphoblastic leukemia	January 2018	—
Xeljanz (tofacitinib)(b)	Application filed in the EU for treatment of psoriatic arthritis	—	September 2017
Ibrance (palbociclib)	Approval in Japan for Ibrance in combination with endocrine therapy for the treatment of HR+, HER2- inoperable or recurrent breast cancer	September 2017	—
Bavencio (avelumab)	Approval in Japan for the treatment of curatively unresectable Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	September 2017	—
Bavencio (avelumab)	Approval in the EU for the treatment of adult patients with metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	September 2017	—
Xeljanz (tofacitinib)	Application filed in the EU for the treatment of ulcerative colitis	—	August 2017
PF-06438179(c)	Application filed in Japan for a potential biosimilar to Remicade® (infliximab)	—	August 2017
PF-05280014(d)	Application filed in the EU for a potential biosimilar to Herceptin® (trastuzumab)	—	July 2017
Besponsa (inotuzumab ozogamicin)	Approval in the EU for the treatment of adult patients with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia	June 2017	—
Trumenba	Approval in the EU for a prophylactic vaccine for active immunization to prevent invasive disease caused by Neisseria meningitidis serogroup B in individuals 10 years of age and older	May 2017	—
Xalkori (crizotinib)	Approval in Japan for the treatment of ROS1-positive non-small cell lung cancer	May 2017	—
Xeljanz (tofacitinib)	Application filed in Japan for the treatment of ulcerative colitis	—	May 2017
Sutent (sunitinib)(e)	Application filed in the EU for the adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy	—	April 2017

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Avastin® is a registered trademark of Genentech, Inc.

(b)
In April 2018, the EMA’s Committee for Medicinal Products for Human Use adopted a positive opinion recommending a change to the terms of the marketing authorization for Xeljanz to include Xeljanz in combination with methotrexate for the treatment of active psoriatic arthritis in adult patients who have had an inadequate response or who have been intolerant to a prior disease-modifying antirheumatic drug therapy.

(c)
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

(d)	Herceptin® is a registered trademark of Genentech, Inc.

(e)
In February 2018, the EMA’s Committee for Medicinal Products for Human Use issued an opinion recommending against expanding use of Sutent to include the adjuvant treatment of adult patients at a high risk of recurrent renal cell carcinoma following nephrectomy (surgical removal of the cancerous kidney). A re-examination has been requested by Pfizer, and we will continue to work closely with the EMA.

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
Bavencio (avelumab)(a)
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

(a)
In February 2018, we and our partner Merck KGaA, Darmstadt, Germany, announced that the Bavencio Phase 3 trial in second-line NSCLC did not meet its pre-specified primary endpoint. We are continuing to further evaluate the detailed results.

In April 2018, we announced that the independent Data Monitoring Committee for the Phase 3 ATLAS trial evaluating Inlyta (axitinib) as adjuvant therapy for patients at high risk of recurrent renal cell carcinoma (RCC) after nephrectomy recommended stopping the trial at a planned interim analysis due to futility. The recommendation was based on the study failing to demonstrate a clear improvement in the primary endpoint of extending disease-free survival for patients treated with Inlyta compared with patients treated with placebo. No new safety signals were observed, and the safety profile was consistent with the known profile of Inlyta.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
glasdegib (PF-0444913)	A smoothened inhibitor for the treatment of acute myeloid leukemia
lorlatinib (PF-06463922)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the first-line treatment of patients with ALK-positive advanced non-small cell lung cancer
PF-04965842	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile colitis
PF-05280586(a)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(b)	A potential biosimilar to Avastin® (bevacizumab) (ex-EU)
PF-06410293(c)	A potential biosimilar to Humira® (adalimumab)
rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of patients with germline BRCA-mutated advanced breast cancer
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of metastatic castrate resistant prostate cancer
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)	Rituxan® is a registered trademark of Biogen MA Inc.

(b)	Avastin® is a registered trademark of Genentech, Inc.

(c)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

The changes in expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in our operating results through February 2, 2017 and, therefore, operating results for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while operating results for the first quarter of 2018 do not reflect any HIS global operations.
Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Cost of sales	$2,563	$2,468	4
As a percentage of Revenues	19.9%	19.3%
Cost of sales increased 4% in the first quarter of 2018, compared to the same period in 2017, primarily due to:

•	the unfavorable impact of foreign exchange of $241 million and the unfavorable impact of hedging activity on intercompany inventory of $74 million; and

•	an increase in royalty expenses based on the mix of products sold, partially offset by:

•	the favorable impact of production variances;

•	lower volumes driven by:

–	the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., as well as

–	generic competition in developed markets;

•	the non-recurrence of charges related to a product recall that occurred in the first quarter of 2017; and

•	the favorable impact of the sale of HIS global operations (which carried a higher cost of sales than other products) of $36 million.
The increase in Cost of sales as a percentage of revenues in the first quarter of 2018, compared to the same period in 2017, was primarily due to all of the factors discussed above, as well as the impact of product losses of exclusivity, partially offset by an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Selling, informational and administrative expenses	$3,412	$3,315	3
As a percentage of Revenues	26.4%	25.9%
SI&A expenses increased 3% in the first quarter of 2018, compared to the same period in 2017, primarily due to:

•	additional investment across several of our key products, primarily Eucrisa, Ibrance, Lyrica, Prevnar 13/Prevenar 13 (pediatric indication) and Xeljanz; and

•	a special, one-time bonus to virtually all Pfizer colleagues, excluding executives, of $108 million, in the aggregate, paid in the first quarter of 2018, partially offset by:

•	lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives;

•	the favorable impact of the sale of HIS global operations of $20 million; and

•	lower spending on Enbrel.
Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Research and development expenses	$1,743	$1,716	2
As a percentage of Revenues	13.5%	13.4%

R&D expenses increased 2% in the first quarter of 2018, compared to the same period in 2017, primarily due to:

•	increased costs associated with:

–	our Bavencio collaboration with Merck KGaA; and

–
our Phase 3 clinical trials related to the C. difficile vaccine program and our JAK1 inhibitor, each of which initiated a Phase 3 clinical study in March 2017 and December 2017, respectively, as well as

•	the unfavorable impact of foreign exchange,
partially offset by:

•	decreased spending for biosimilars;

•	the impact of our decision to end internal neuroscience discovery and early development efforts; and

•	the favorable impact of the sale of HIS global operations.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Amortization of intangible assets	$1,196	$1,186	1
As a percentage of Revenues	9.3%	9.3%
See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Restructuring (credits)/charges—acquisition-related costs(a)	$(8)	$8	*
Restructuring credits—cost reduction initiatives(b)	(2)	(12)	(85)
Restructuring credits	(9)	(5)	*
Transaction costs	—	12	(100)
Integration costs	52	77	(31)
Restructuring charges and certain acquisition-related costs	43	84	(49)
Net periodic benefit costs(c)	32	74	(56)
Additional depreciation—asset restructuring	17	14	24
Total implementation costs	39	31	24
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$131	$202	(35)

(a)
Restructuring (credits)/charges––acquisition-related costs include employee termination costs, exit costs and asset impairments associated with business combinations. Credits for the first quarter of 2018 were primarily associated with lower exit costs related to our acquisition of Hospira. Restructuring charges––acquisition-related costs for the three months ended April 2, 2017 were primarily related to our acquisitions of Medivation and Anacor.

(b)
Restructuring credits––cost reduction initiatives relate to employee termination costs, exit costs and asset impairments not associated with acquisitions. For the first quarter of 2018, the credits are mostly related to reserve releases for cost-reduction programs, partially offset by exit costs. For the first quarter of 2017, the credits are mostly related to reserve releases for cost-reduction programs, partially offset by asset write downs.

(c)
In the three months ended April 1, 2018, represents the net pension curtailments and settlements other than service costs reclassified from employee terminations and integration costs to Other (income)/deductions––net upon the adoption of a new accounting standard in the first quarter of 2018. In the three months ended April 2, 2017, composed of (i) $48 million, representing the net pension curtailments and settlements other than service costs reclassified to Other (income)/deductions––net upon the retrospective adoption of a new accounting standard in the first quarter of 2018 and (ii) $25 million, representing the net periodic benefit costs, excluding service costs, reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. These costs represent accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

(d)
Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses, Selling, informational and administrative expenses and/or Other

(income)/deductions––net as appropriate. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by the end of 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million, and have achieved approximately $900 million of cost savings through April 1, 2018. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million associated with the return of acquired IPR&D rights), and the majority of these costs are expected to be incurred within the three-year period post-acquisition.
New Cost-Reduction/Productivity Initiatives—2017 through 2019 Activities
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost-reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives encompass all areas of our cost base and include further centralization of our corporate and platform functions and optimization of our manufacturing plant network to support IH and EH products and pipelines, as well as activities in other areas where opportunities are identified. The action plans related to these new initiatives are underway and, in order to achieve targeted savings of approximately $1.4 billion by 2020, we expect to incur total costs of approximately $1.1 billion over the three-year period, 2017-2019. Of this amount, we expect about 80% to be manufacturing operations related and we expect about 20% of the total charges will be non-cash. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. The expected cost savings in 2018 associated with these activities are reflected in our 2018 financial guidance.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Other (income)/deductions––net	$(178)	$60	*

*	Calculation not meaningful.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Provision for taxes on income	$556	$821	(32)
Effective tax rate on continuing operations	13.5%	20.8%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.

NON-GAAP FINANCIAL MEASURE (ADJUSTED INCOME)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, vaccines and consumer healthcare (OTC) products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2017 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, substitutes for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

The following are examples of how the Adjusted income and Adjusted diluted earnings per share measures are utilized:

•	senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income and Adjusted diluted earnings per share basis;

•	our annual budgets are prepared on an Adjusted income and Adjusted diluted earnings per share basis; and

•
senior management’s annual compensation is derived, in part, using Adjusted income and Adjusted diluted earnings per share measures. See the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2017 Financial Report for additional information.

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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2018 and 2017 below.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as the TCJA discussed in Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Contingencies and Certain Commitments: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended April 1, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,906	$—	$—	$—	$—	$12,906
Cost of sales	2,563	(1)	(3)	—	(23)	2,536
Selling, informational and administrative expenses	3,412	—	—	—	(126)	3,286
Research and development expenses	1,743	1	—	—	(6)	1,739
Amortization of intangible assets	1,196	(1,126)	—	—	—	71
Restructuring charges and certain acquisition-related costs	43	—	(45)	—	2	—
Other (income)/deductions––net	(178)	(96)	—	—	(47)	(322)
Income from continuing operations before provision for taxes on income	4,127	1,221	48	—	201	5,597
Provision for taxes on income(b)	556	239	8	—	117	920
Income from continuing operations	3,571	982	40	—	84	4,677
Discontinued operations––net of tax	(1)	—	—	1	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	3,561	982	40	1	84	4,668
Earnings per common share attributable to Pfizer Inc.––diluted	0.59	0.16	0.01	—	0.01	0.77
See end of tables for notes (a) and (b).

	Three Months Ended April 2, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,779	$—	$—	$—	$—	$12,779
Cost of sales	2,468	(7)	(3)	—	(26)	2,432
Selling, informational and administrative expenses	3,315	(6)	—	—	(14)	3,295
Research and development expenses	1,716	4	—	—	(7)	1,713
Amortization of intangible assets	1,186	(1,151)	—	—	—	35
Restructuring charges and certain acquisition-related costs	84	—	(96)	—	12	—
Other (income)/deductions––net	60	(13)	(25)	—	(122)	(100)
Income from continuing operations before provision for taxes on income	3,951	1,172	124	—	157	5,404
Provision for taxes on income(b)	821	340	43	—	(1)	1,204
Income from continuing operations	3,130	832	82	—	157	4,201
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	3,121	832	82	—	157	4,192
Earnings per common share attributable to Pfizer Inc.––diluted	0.51	0.14	0.01	—	0.03	0.69

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 16.4% in the first quarter of 2018, compared with 22.3% in the first quarter of 2017. The decrease was primarily due to tax benefits associated with the enactment of the TCJA, as well as a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,221	$1,165
Cost of sales	1	7
Total purchase accounting adjustments––pre-tax	1,221	1,172
Income taxes(b)	(239)	(340)
Total purchase accounting adjustments––net of tax	982	832
Acquisition-related costs
Restructuring (credits)/charges(c)	(8)	8
Transaction costs(c)	—	12
Integration costs(c)	52	77
Net periodic benefit costs other than service costs(d)	—	25
Additional depreciation––asset restructuring(e)	3	3
Total acquisition-related costs––pre-tax	48	124
Income taxes(f)	(8)	(43)
Total acquisition-related costs––net of tax	40	82
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(g)	1	—
Certain significant items
Restructuring credits(h)	(2)	(12)
Implementation costs and additional depreciation––asset restructuring(i)	53	42
Certain legal matters, net(j)	(19)	8
Loss on sale of HIS net assets(j)	3	37
Business and legal entity alignment costs(j)	3	21
Other(k)	163	61
Total certain significant items––pre-tax	201	157
Income taxes(l)	(117)	1
Total certain significant items––net of tax	84	157
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,107	$1,071

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Credits for the first quarter of 2018 were primarily associated with lower exit costs related to our acquisition of Hospira. In the first quarter of 2017, restructuring charges were primarily related to our acquisitions of Medivation and Anacor. Transaction costs represent external costs for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
Represents the net periodic benefit costs, excluding service costs, reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards. These costs represent accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan.

(e)	Included in Cost of sales. Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

(f)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(g)	Included in Discontinued operations––net of tax.

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the first quarter of 2018, the credits are mostly related to reserve releases for cost-reduction programs, partially offset by exit costs. For the first quarter of 2017, the credits are mostly related to reserve releases for cost-reduction programs, partially offset by asset write downs.

(i)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended April 1, 2018, included in Cost of sales ($30 million), Selling, informational and administrative expenses ($17 million) and Research and development expenses ($6 million). For the three months ended April 2, 2017, included in Cost of sales ($26 million), Selling, informational and administrative expenses ($9 million) and Research and development expenses ($7 million).

(j)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
For the three months ended April 1, 2018, included in Cost of sales ($7 million income) Selling, informational and administrative expenses ($109 million) and Other (income)/deductions––net ($61 million) and primarily includes $108 million, in the aggregate, for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA on us. For the three months ended April 2, 2017, included in Selling, informational and administrative expenses ($5 million) and Other (income)/deductions––net ($56 million).

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first quarter of 2018 was favorably impacted by the December 2017 enactment of the TCJA, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA. The first quarter of 2017 was unfavorably impacted by the taxes on an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical. Given the significant changes resulting from and complexities associated with the TCJA, the estimated financial impacts recorded in 2017 are provisional and are subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to these estimates during 2018. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during 2018 as we complete our analysis, computations and assertions. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We will revise these estimates during 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the TCJA occurs through legislation, U.S. Treasury actions or other means.

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
As described in the Notes to Condensed Consolidated Financial Statements—Note 1A.Basis of Presentation and Significant Accounting Policies: Basis of Presentation, the sale of HIS impacted our results of operations in 2017.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Three Months Ended April 1, 2018
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,829	$5,077	$—	$12,906	$—	$12,906
Cost of sales	987	1,436	113	2,536	27	2,563
% of revenue	12.6%	28.3%	*	19.7%	*	19.9%
Selling, informational and administrative expenses	1,552	628	1,106	3,286	126	3,412
Research and development expenses	587	221	931	1,739	4	1,743
Amortization of intangible assets	51	19	—	71	1,126	1,196
Restructuring charges and certain acquisition-related costs	—	—	—	—	43	43
Other (income)/deductions––net	(279)	(15)	(28)	(322)	144	(178)
Income/(loss) from continuing operations before provision for taxes on income	$4,930	$2,788	$(2,121)	$5,597	$(1,470)	$4,127

	Three Months Ended April 2, 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,415	$5,364	$—	$12,779	$—	$12,779
Cost of sales	849	1,450	133	2,432	36	2,468
% of revenue	11.4%	27.0%	*	19.0%	*	19.3%
Selling, informational and administrative expenses	1,425	677	1,193	3,295	20	3,315
Research and development expenses	519	253	941	1,713	3	1,716
Amortization of intangible assets	26	9	—	35	1,151	1,186
Restructuring charges and certain acquisition-related costs	—	—	—	—	84	84
Other (income)/deductions––net	(151)	(64)	115	(100)	161	60
Income/(loss) from continuing operations before provision for taxes on income	$4,747	$3,039	$(2,382)	$5,404	$(1,453)	$3,951
See end of tables for notes (a) through (d).

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.
The following organizational change impacted our operating segments in 2018:
Effective in the first quarter of 2018, certain costs for Pfizer’s StratCO group, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. StratCO costs primarily include headcount, vendor costs and data costs largely in support of Pfizer’s commercial operations. The majority of the StratCO costs reflect additional amounts that our operating segments may have generally incurred had each segment operated as a standalone company during the period presented. The reporting change was made to streamline accountability and speed decision making. In the first quarter of 2017, we reclassified approximately $98 million of costs from IH, approximately $33 million of costs from EH and approximately $9 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

(b)	Other comprises the costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Three Months Ended April 1, 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	60	53	113
Selling, informational and administrative expenses	—	—	942	163	1,106
Research and development expenses	553	190	172	16	931
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(17)	(1)	(21)	12	(28)
Loss from continuing operations before provision for taxes on income	$(536)	$(189)	$(1,153)	$(244)	$(2,121)

	Three Months Ended April 2, 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(27)	159	133
Selling, informational and administrative expenses	—	(1)	1,054	140	1,193
Research and development expenses	528	182	219	11	941
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(21)	(2)	89	49	115
Loss from continuing operations before provision for taxes on income	$(508)	$(180)	$(1,335)	$(359)	$(2,382)

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

(iii)
Corporate––the costs associated with Corporate, representing platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement), the provision of medical information to healthcare providers, patients and other parties, transparency and disclosure activities, clinical trial results publication, grants for healthcare quality improvement and medical education, and partnerships with global public health and medical associations, as well as certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments. Effective in the first quarter of 2018, certain costs for StratCO, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. For additional information, see note (iv) below.

We recognized a $29 million loss in the first quarter of 2018 as an offset to Cost of sales primarily related to euro-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. In the first quarter of 2017, we recognized a $45 million gain as an offset to Cost of sales related to euro, Japanese yen and U.K. pound-denominated forward-exchange contracts designated as hedges of foreign exchange-denominated intercompany sales. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(iv)
Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production). In connection with the StratCO reporting change, in the first quarter of 2017, we reclassified approximately $98 million of costs from IH, approximately $33 million of costs from EH and approximately $9 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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
For information purposes only, for the first quarter of 2018, we estimate that Other costs, as described above, for combined WRD and GPD costs of $725 million, and combined Corporate and Other Unallocated costs of $1.3 billion after excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $241 million for the first quarter of 2018 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $122 million for the first quarter of 2018 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

	Three Months Ended April 1, 2018
		Estimated Other Costs Associated with IH(ii)
(MILLIONS OF DOLLARS)	Innovative Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Innovative Health with Estimated Other Costs Associated with Innovative Health Non-GAAP Adjusted(ii), (iii)
Revenues	$7,829	$—	$—	$7,829
Cost of sales	987	—	9	995
Selling, informational and administrative expenses	1,552	—	683	2,235
Research and development expenses	587	735	156	1,478
Amortization of intangible assets	51	—	—	51
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(279)	(19)	(100)	(398)
Income from continuing operations before provision for taxes on income	4,930	(716)	(747)	3,467

	Three Months Ended April 1, 2018
		Estimated Other Costs Associated with EH(ii)
(MILLIONS OF DOLLARS)	Essential Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Essential Health with Estimated Other Costs Associated with Essential Health Non-GAAP Adjusted(ii), (iii)
Revenues	$5,077	$—	$—	$5,077
Cost of sales	1,436	—	104	1,541
Selling, informational and administrative expenses	628	—	423	1,050
Research and development expenses	221	8	32	261
Amortization of intangible assets	19	—	—	19
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(15)	—	(28)	(43)
Income from continuing operations before provision for taxes on income	2,788	(8)	(531)	2,249

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

First Quarter of 2018 vs. First Quarter of 2017
Innovative Health Operating Segment
Revenues
IH Revenues increased $414 million, or 6%, to $7.8 billion, reflecting the favorable impact of foreign exchange of $222 million, or 3%, and an operational increase of $192 million, or 3%.
The following provides an analysis of the increase in IH Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the three months ended April 2, 2017	$7,415

Operational growth/(decline):
Continued growth from key brands including Ibrance, Eliquis and Xeljanz (globally)	484
Negative impact of the loss of exclusivity of Viagra in the U.S. in December 2017 and the resulting shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018	(249)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(122)
Decline in Prevnar 13/Prevenar 13 revenues. International revenues increased, compared to the prior-year quarter, primarily due to the favorable impact of the inclusion of Prevenar 13 in additional national immunization programs in certain emerging markets for the adult indication as well as higher volumes for the pediatric indication resulting from the second-quarter 2017 launch of Prevenar 13 in China and increased shipments associated with Gavi, the Vaccine Alliance, partially offset by the overall unfavorable impact of timing associated with government purchases in certain international markets. U.S. revenues decreased, compared to the prior-year quarter, primarily due to lower government purchases for the pediatric indication due to a change in ordering patterns and, to a lesser extent, the continued decline in revenues for the adult indication due to a smaller remaining “catch up” opportunity
(41)
Other operational factors, net	120
Operational growth, net	192

Favorable impact of foreign exchange	222
IH Revenues increase	414
IH Revenues, for the three months ended April 1, 2018	$7,829
Total IH revenues from emerging markets increased $225 million, or 24%, to $1.2 billion from $0.9 billion, reflecting 20% operational growth. Foreign exchange had a favorable impact of 4% on total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 1.2 percentage points, primarily driven by the unfavorable impact of foreign exchange and an increase in royalty expenses based on the mix of products sold, partially offset by a favorable change in product mix, including an increase in alliance revenues, which have no associated cost of sales.

•
The increase in Cost of sales of 16% was primarily driven by the unfavorable impact of foreign exchange, an increase in royalty expenses based on the mix of products sold, and a favorable change in product mix.

•
The increase in Selling, informational and administrative expenses of 9% was primarily driven by additional investment across several of our key products, primarily Eucrisa, Ibrance, Lyrica, Prevnar 13/Prevenar 13 (pediatric indication) and Xeljanz, partially offset by lower spending on Enbrel.

•	The increase in Research and development expenses of 13% primarily reflects increased costs associated with:

◦	our Bavencio collaboration with Merck KGaA; and

◦	our Phase 3 clinical trials related to the C. difficile vaccine program and our JAK1 inhibitor, each of which initiated a Phase 3 clinical study in March 2017 and December 2017, respectively.

•	The favorable change in Other (income)/deductions––net primarily reflects:

◦
an increase in milestone payments, primarily due to $75 million of milestone income related to the first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by us for the treatment of ulcerative colitis and a $37 million increase in milestone income from Merck in conjunction with the approval of ertugliflozin in the EU; and

◦	a $16 million increase in dividend income from our investment in ViiV.

Essential Health Operating Segment
Revenues
EH Revenues decreased $287 million, or 5%, to $5.1 billion, reflecting an operational decrease of $494 million, or 9%, partially offset by the favorable impact of foreign exchange of $207 million, or 4%.
The following provides an analysis of the decrease in EH Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the three months ended April 2, 2017	$5,364

Other operational growth/(decline):
Decline from the SIP portfolio, primarily due to continued legacy Hospira product shortages in the U.S.	(236)
Decline from Peri-LOE Products (excluding Viagra EH, which was impacted by the shift in the reporting of U.S. and Canada Viagra revenues to EH at the beginning of 2018), driven by expected declines in Lyrica in developed Europe and Pristiq in the U.S. due to generic competition	(212)
Impact on financial results for the sale of HIS in February 2017. The first quarter of 2018 does not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017	(97)
Decline in the LEP portfolio, primarily due to generic competition in developed markets	(83)
Positive impact of Viagra, mostly driven by the shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018 (due to the loss of exclusivity of Viagra in the U.S. in December 2017), partially offset by lower revenues in developed Europe markets (previously reported in EH)	92
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S. as well as in developed Europe	56
Other operational factors, net	(13)
Operational decline, net	(494)

Favorable impact of foreign exchange	207
EH Revenues decrease	(287)
EH Revenues, for the three months ended April 1, 2018	$5,077
Total EH revenues from emerging markets increased $286 million, or 18%, to $1.9 billion from $1.6 billion, reflecting 12% operational growth, primarily driven by 15% operational growth from the LEP portfolio and 17% operational growth from the SIP portfolio, partially offset by an 8% operational decline from the Peri-LOE Products portfolio. Foreign exchange had a favorable impact of 6% on total EH revenues from emerging markets.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the first quarter of 2017 reflect approximately one month of legacy HIS domestic operations and approximately two months of legacy HIS international operations, while financial results for EH for the first quarter of 2018 do not reflect any contribution from HIS global operations.

•
Cost of sales as a percentage of Revenues increased 1.3 percentage points, primarily due to the unfavorable impact of foreign exchange and the impact of product losses of exclusivity, partially offset by lower volumes driven by the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., and generic competition in developed markets, as well as the non-recurrence of charges related to a product recall that occurred in the first quarter of 2017.

•	The decrease in Cost of sales of 1% was primarily due to:

◦	lower volumes driven by:

–	the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., as well as

–	generic competition in developed markets;

◦	the non-recurrence of charges related to a product recall that occurred in the first quarter of 2017; and

◦	the favorable impact of the sale of HIS, which had a higher cost of sales than the other EH products, partially offset by:

◦	the unfavorable impact of foreign exchange.

•
Selling, informational and administrative expenses decreased 7% mainly due to lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and the favorable impact of the sale of HIS, partially offset by the unfavorable impact of foreign exchange.

•	Research and development expenses decreased 13% primarily due to decreased spending for biosimilars and the favorable impact of the sale of HIS.

•
The unfavorable change in Other (income)/deductions––net primarily reflects the unfavorable impact of foreign exchange and the non-recurrence of a gain on the redemption of an acquired bond in the first quarter of 2017.

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

	As of December 31, 2017
(MILLIONS OF DOLLARS)	IH(a), (b)	EH(a), (b)	Corporate/Unallocated(a), (c)	Total Company
Trade accounts receivable, less allowance for doubtful accounts	$4,769	$3,451	$—	$8,221
Inventories	2,702	4,876	—	7,578
Trade accounts payable	2,989	1,623	44	4,656
Other selected balance sheet information:
Noncurrent inventories(d)	46	637	—	683

(a)
The selected balance sheet information is presented as of December 31, 2017 after all significant intercompany balances and transactions between legal entities have been eliminated. For subsidiaries operating outside the U.S., the selected balance sheet information is included as of November 30, 2017.

The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had either of the operating segments been managed as a standalone company as of, or prior to, December 31, 2017 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for either of the operating segments on a carve-out basis as of December 31, 2017.
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

(c)	Corporate/Unallocated includes a portion of the following line item:

•	Trade accounts payable––the portion of this account included as Corporate/Unallocated primarily relates to liabilities associated with specific legal entities not identified with operating segments.

(d)	Included in Other noncurrent assets.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the first quarter of 2018 reflect the following:

•	For Foreign currency translation adjustments, net, primarily reflects the weakening of the U.S. dollar against the euro, Japanese yen, U.K. pound and Chinese renminbi.

•
For Unrealized holding losses on derivative financial instruments, net and Unrealized holding gains on available-for-sale securities, net, reflect the impact of fair value remeasurements and the reclassification of amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards and Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains, net, primarily reflects (i) a $142 million reduction in our U.S. Consolidated non-qualified plan liability due to an interim re-measurement, (ii) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income and, to a lesser extent, (iii) settlement activity offset by the unfavorable impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service (costs)/credits and other, net, reflects the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Tax provision on other comprehensive (loss)/income, reflects the reclassification of the stranded tax amounts related to the TCJA from AOCI to Retained earnings. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards and Notes to Condensed Consolidated Financial Statements—Note 5D. Tax Provision on Other Comprehensive (Loss)/Income.

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

The changes in our asset and liability accounts as of April 1, 2018, compared to December 31, 2017, generally reflect, among other things, measurement period adjustments related to the acquisition of the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, fluctuations in foreign currency exchange rates, as well as the impact of the adoption of new accounting standards in the first quarter of 2018. The following explanations exclude the impact of the acquisition of the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, foreign exchange and the impact of the adoption of new accounting standards in the first quarter of 2018 (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards and Note 2A. Acquisition, Sale of Hospira Infusion Systems Net Assets, Licensing Arrangement and Collaborative Arrangements: Acquisition for additional information).

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change reflects the increases for certain products to meet targeted levels in the normal course of business, including supply recovery and inventory build for new product launches.

•
For Other current assets, the change reflects a decrease in value added tax receivables due to the receipt of annual refunds, the receipt of a milestone payment related to the first marketing authorization for ertugliflozin, and a decrease in receivables associated with derivative financial instruments, partially offset by a milestone receivable earned in conjunction with the approval of ertugliflozin in the EU.

•	For PP&E, the change primarily reflects depreciation during the period, partially offset by capital additions in the normal course of business.

•	For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization and impairments for the period.

•
For Other noncurrent assets, the change reflects a decrease in receivables associated with our derivative financial instruments and reduction in inventory expected to be sold in a period greater than twelve months, primarily due to demand.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•
For Accrued compensation and related items, the decrease reflects normal bonus payments made to employees and the timing of payments in the normal course of business, partially offset by current year accruals.

•	For Other current liabilities, the change reflects a decrease in liabilities associated with:

◦	payments for the current portion of obligations recorded in connection with the U.S. approval of Bosulif, the Japan approval of Xalkori, and the EU and U.S. approvals of Besponsa;

◦	payments for contingent consideration obligations;

◦	payments to settle certain legal and product liability obligations;

◦	payments for restructuring activities; and

◦	payments and accruals in the normal course of business,

partially offset by increases related to:

◦	reclassifications from noncurrent liabilities;

◦	payables related to derivative financial instruments; and

◦	accrued interest due to timing of payments.

•	For Pension benefit obligations, net, the decrease primarily reflects a voluntary pension contribution, an interim re-measurement in a U.S. non-qualified plan, and direct employer benefit payments.

•	For Other noncurrent liabilities, the change reflects a decrease in liabilities associated with:

◦	reclassifications to current liabilities,
partially offset by:

◦	an increase in payables, associated with derivative financial instruments; and

◦	a change in the fair value of contingent consideration. See Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.

•
For Treasury stock, the change reflects $4.0 billion paid to Citibank in March 2018 pursuant to the terms of an accelerated share repurchase agreement as well as open market share repurchases. See Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2018	April 2, 2017	% Change
Cash provided by/(used in):
Operating activities	$1,983	$1,584	25
Investing activities	9,667	4,768	*
Financing activities	(10,720)	(4,907)	*
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	55	21	*
Net increase/(decrease) in Cash and cash equivalents and restricted cash and cash equivalents	$985	$1,465	(33)

*	Calculation not meaningful.
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
Operating Activities

Our net cash provided by operating activities was $2.0 billion in the first three months of 2018, compared to $1.6 billion in the same period in 2017. The increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, as well as a decrease in benefit plan contributions.
In the first three months of 2018, the change in the line item Other adjustments, net primarily reflects, among other items:

•
unrealized net gains on equity securities resulting from the adoption of a new accounting standard on January 1, 2018 related to financial assets and liabilities (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards); and

•	an increase in dividends received from our investment in ViiV reclassified from operating to investing activities, partially offset by:

•	a decrease in gains on the sale of property, plant and equipment; and

•	a decrease in realized gains from sales of equity and debt securities.
In the first three months of 2018 and 2017, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and noncurrent liabilities.
For additional information about changes in other assets and liabilities account balances, see the “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.

Investing Activities
Our net cash provided by investing activities was $9.7 billion in the first three months of 2018, compared to net cash provided by investing activities of $4.8 billion in the same period in 2017. The increase in net cash provided by investing activities was primarily attributable to:

•	an increase in net proceeds generated from the sale of investments of $4.6 billion in 2018 for cash needs; and

•
a decrease in cash used for acquisitions, net of cash acquired of $585 million due to the acquisition of the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business in the first quarter of 2017 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Sale of Hospira Infusion Systems Net Assets, Licensing Arrangement and Collaborative Arrangements: Acquisition).

Financing Activities
Our net cash used in financing activities was $10.7 billion in the first three months of 2018, compared to $4.9 billion in the same period in 2017. The increase in net cash used in financing activities was primarily attributable to:

•	the issuance of long-term debt of $5.3 billion in the first three months of 2017, with no corresponding issuance of debt in the first three months of 2018; and

•	higher purchases of common stock of $1.1 billion,
partially offset by:

•	lower repayments on long-term debt of $898 million.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We continue our efforts to improve cash inflows through working capital efficiencies. We target specific areas of focus including accounts receivable, inventories, accounts payable, and other working capital, which allows us to optimize our operating cash flows. For example, we follow up in an effort to ensure timely collections on accounts receivable in all our places of business. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future, which include:

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	April 1, 2018	December 31, 2017
Selected financial assets:
Cash and cash equivalents(a)	$2,302	$1,342
Short-term investments(a)	9,119	18,650
Long-term investments(a)	6,945	7,015
	18,365	27,007
Debt:
Short-term borrowings, including current portion of long-term debt	9,010	9,953
Long-term debt	31,831	33,538
	40,841	43,491
Selected net financial liabilities(b)	$(22,476)	$(16,484)

Working capital(c)	$7,470	$10,714
Ratio of current assets to current liabilities	1.27:1	1.35:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$11.97	$11.93

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities was primarily driven by the decrease in short-term investments used for cash needs, partially offset by the net repayment of long-term debt and short-term borrowings. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. Both Moody’s and S&P rating agencies maintained our strong investment-grade corporate debt rating subsequent to the acquisitions of Medivation and Anacor. For additional information, see the “Credit Ratings” section of this MD&A.

(c)	The decrease in working capital was primarily due to:

•
a decrease in Short-term investments mainly driven by the financing requirements for share repurchase activities, dividend payments, capital expenditures and debt repayment, partially offset by operating cash flow generation, cash from employee stock option exercises and reclassification of long-term to short-term investments, partially offset by:

•	the timing of accruals, cash receipts and payments in the ordinary course of business;

•	a decrease in short-term borrowings as a result of repayments of commercial paper;

•	an increase in inventory related to increases for certain products to meet targeted levels in the normal course of business, including supply recovery and inventory build for new product launches; and

•	the net impact of foreign currency exchange.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and the “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

Domestic and International Selected Financial Assets

Many of our operations are conducted outside the U.S., and significant portions of our selected financial assets are held internationally. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Given the recent changes in tax law under the TCJA, which includes transitioning U.S. international taxation from a worldwide tax system to a territorial tax system, in the fourth quarter of 2017, we recorded an estimated repatriation tax on deemed repatriated accumulated post-1986 earnings of foreign subsidiaries for which we plan to elect payment over eight years through 2026. These changes will also allow us to more easily access our selected financial assets globally. As a result of the enactment of the TCJA, we expect to repatriate the majority of our cash held internationally in 2018.
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
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 1, 2018, we had access to $7.8 billion of lines of credit, of which $708 million expire within one year. Of these lines of credit, $7.7 billion were unused, of which our lenders have committed to loan us $7.0 billion at our request under our revolving credit facility expiring in 2022, and may be used to support our commercial paper borrowings.

Global Economic Conditions––General

The global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. We monitor our liquidity position continuously in the face of evolving economic conditions. For additional information see “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” section in this MD&A.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

We used the Venezuelan bolivar DICOM rate of 29,000 as our best estimate to revalue our Venezuelan bolivar denominated net monetary assets. The current DICOM rate is 70,000. Future actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. We have in Venezuela a few net monetary assets and $47 million of non-monetary assets, and $11 million of deferred foreign exchange losses reported in the balance sheet in Accumulated other comprehensive loss––Foreign currency translation adjustments at February 25, 2018, our international quarter-end.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 1, 2018, the estimated fair value of our indemnity obligations was not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

In December 2015, the Board of Directors authorized an $11 billion share repurchase program, to be utilized over time (the 2015 program), and share repurchases commenced thereunder in the first quarter of 2017.
In December 2017, the Board of Directors authorized an additional $10 billion share repurchase program, to be utilized over time (the 2017 program).

On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Contingencies and Certain Commitments and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	April 1, 2018(a)	April 2, 2017(b)
Shares of common stock purchased	145	126
Cost of purchase	$6.1	$5.0

(a)
Represents shares purchased pursuant to an accelerated share repurchase agreement with Citibank, as well as other share repurchases. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Contingencies and Certain Commitments and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

(b)
Represents shares purchased pursuant to an accelerated share repurchase agreement entered into on February 2, 2017. For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2017 Financial Report.

At April 1, 2018, our remaining share-purchase authorization under the 2015 and 2017 programs was approximately $10.3 billion.

Dividends on Common Stock

In April 2018, our Board of Directors declared a dividend of $0.34 per share, payable on June 1, 2018, to shareholders of record at the close of business on May 11, 2018.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of Apri1 1, 2018
Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2018, the FASB issued technical corrections and improvements relating to the guidance on recognition and measurement of financial assets and liabilities.	July 2, 2018. Earlier application is permitted.
We are assessing the impact of the provisions of this new guidance on our consolidated financial statements. However, we do not expect this new guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance on accounting for leases. The new ASU provides guidance for both lessee and lessor accounting models. Among other things, the new guidance requires that a right of use asset and a lease liability be recognized for leases with a duration of greater than one year.
January 1, 2019. Earlier application is permitted.
We have made substantial progress in completing our review of the impact of this new guidance. We anticipate recognition of at least $2 billion of additional assets and corresponding liabilities on our balance sheet. We have also assessed the potential impact of embedded leases on our consolidated financial statements, given our manufacturing outsourcing, service arrangements and other agreements. In connection with this guidance we are currently designing new global processes and technological solutions to provide the appropriate financial accounting and disclosure data. We continue to monitor changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our conclusions.

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
	January 1, 2019. Earlier application is permitted.	We do not have any financial instruments with features subject to this standard.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
We are assessing the impact of the provisions of this new guidance on our consolidated financial statements. This standard includes our financial instruments, such as accounts receivable, and investments that are generally of high credit quality.
Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.
The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for our financial instruments, using information such as historical experience and current economic environmental conditions, plus the use of reasonable supportable forecast information.

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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, the benefits expected from our acquisitions and other business development activities, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the expected impact of the recent hurricanes in Puerto Rico set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Impact of Recent Hurricanes in Puerto Rico” section of this MD&A, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, the anticipated timeframe for any decision regarding strategic alternatives for Pfizer Consumer Healthcare set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Our Business Development Initiatives” section of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, the financial guidance set forth in the “Our Financial Guidance for 2018” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions, the anticipated product performance set forth in the “Revenues and Product Developments—Revenues—Selected Product Discussion” section of this MD&A, the contributions that we expect to make from our general assets to our pension and postretirement plans during 2018 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans and the plans related to the repatriation of the majority of our cash held internationally set forth in the “Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Domestic and International Selected Financial Assets” section of this MD&A. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
decisions by regulatory authorities regarding whether and when to approve our drug applications, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted; decisions by regulatory authorities regarding labeling, ingredients and other matters that could affect the availability or commercial potential of our products; and uncertainties regarding our ability to address the comments received by us from regulatory authorities such as the FDA and the EMA with respect to certain of our drug applications to the satisfaction of those authorities;

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

•
difficulties or delays in manufacturing, including delays caused by natural events, such as hurricanes; supply shortages at our facilities; and legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, debarment, injunctions or voluntary recall of a product;

•	trade buying patterns;

•	the impact of existing and future legislation and regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or formulary placement for our products;

•
the impact of any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented;

•
the impact of any U.S. healthcare reform or legislation, including any replacement, repeal, modification or invalidation of some or all of the provisions of the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act;

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

•
the risk that our currently pending or future patent applications may not result in issued patents, or be granted on a timely basis, or any patent-term extensions that we seek may not be granted on a timely basis, if at all;

•	our ability to protect our patents and other intellectual property, both domestically and internationally;

•	interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;

•
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals, including further clarifications and/or interpretations of the recently passed TCJA;

•	any significant issues involving our largest wholesale distributors, which account for a substantial portion of our revenues;

•	the possible impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain on our revenues and on patient confidence in the integrity of our medicines;

•
the end result of any negotiations between the U.K. government and the EU regarding the terms of the U.K.’s exit from the EU, which could have implications on our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products;

•
any significant issues that may arise related to the outsourcing of certain operational and staff functions to third parties, including with regard to quality, timeliness and compliance with applicable legal requirements and industry standards;

•	any significant issues that may arise related to our joint ventures and other third-party business arrangements;

•	changes in U.S. generally accepted accounting principles;

•	further clarifications and/or changes in interpretations of existing laws and regulations, or changes in laws and regulations, in the U.S. and other countries;

•
uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our customers, suppliers and lenders and counterparties to our foreign-exchange and interest-rate agreements of challenging global economic conditions and recent and possible future changes in global financial markets; and the related risk that our allowance for doubtful accounts may not be adequate; and the risks related to volatility of our income due to changes in the market value of equity investments;

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

•
risks and uncertainties related to our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for Xtandi and expand Xtandi into the non-metastatic castration-resistant prostate cancer setting; significant transaction costs; and unknown liabilities; and

•
risks and uncertainties related to our evaluation of strategic alternatives for our Consumer Healthcare business, including, among other things, the ability to realize the anticipated benefits of any strategic alternatives we may pursue for our Consumer Healthcare business, the potential for disruption to our business and diversion of management’s attention from other aspects of our business, the possibility that such strategic alternatives will not be completed on terms that are advantageous to Pfizer; the possibility that we may be unable to realize a higher value for Pfizer Consumer Healthcare through strategic alternatives; and unknown liabilities.

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

Our 2017 Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The operating segment information provided in this report does not purport to represent the revenues, costs and income from continuing operations before provision for taxes on income that each of our operating segments would have recorded had each segment operated as a standalone company during the periods presented. The selected balance sheet information by operating segment has been derived from the consolidated financial statements and accounting records of Pfizer and does not purport to reflect amounts that would have been reported had any of the operating segments been managed as a standalone company as of, or prior to, December 31, 2017 and, additionally, does not purport to reflect amounts that would have been reported had separate financial statements been prepared for any of the operating segments on a carve-out basis as of December 31, 2017.

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

Financial Risk Management

Interest Rate Risk

With respect to our investments, we strive to maintain a predominantly floating–rate basis position, but our strategy may change based on prevailing market conditions.

We currently borrow primarily on a long-term, fixed-rate basis. Historically, we strove to borrow primarily on a floating-rate basis; but in recent years we borrowed on a long-term, fixed-rate basis. From time to time, depending on market conditions, we will change the profile of our outstanding debt by entering into derivative financial instruments like interest rate swaps.

Legal Proceedings and Contingencies

Information with respect to legal proceedings and contingencies required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 12A. Contingencies and Certain Commitments: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2017 Financial Report and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 12A. Contingencies and Certain Commitments: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
Item 1A. Risk Factors
The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K are incorporated by reference herein. We are including the following risk factor which should be read in conjunction with our description of risk factors in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K.
MARKET FLUCTUATIONS IN OUR EQUITY INVESTMENTS
In the first quarter of 2018, we adopted a new accounting standard whereby certain equity investments are measured at fair value with changes in fair value now recognized in net income. We expect the adoption of this new accounting standard may increase the volatility of our income in future periods due to changes in the fair value of equity investments. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2018:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(a), (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2018 through January 28, 2018	21,592	$36.50	—	$16,355,862,076
January 29, 2018 through February 25, 2018	31,782,843	$35.10	31,715,500	$15,242,714,072
February 26, 2018 through April 1, 2018	120,374,296	$36.55	113,552,146	$10,292,715,228
Total	152,178,731	$36.25	145,267,646

(a)
In December 2015, the Board of Directors authorized an $11 billion share repurchase program, to be utilized over time (the 2015 program), and share repurchases commenced thereunder in the first quarter of 2017. In December 2017, the Board of Directors authorized an additional $10 billion share repurchase program, to be utilized over time (the 2017 program). On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock. For additional information, see the Notes to Condensed Consolidated Financial Statements––Note 12. Contingencies and Certain Commitments. At April 1, 2018, our remaining share-purchase authorization under the 2015 and 2017 programs was approximately $10.3 billion.

(b)
In addition to the amounts purchased under our share repurchase program, including amounts purchased under the accelerated share repurchase agreement, these columns include 6,911,085 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs.

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

Pfizer Inc.
(Registrant)

Dated:	May 10, 2018	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)