Form 10-Q
period 2018-07-01
PFIZER INC
filed 2018-08-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

At August 6, 2018, 5,862,109,503 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2017 Financial Report	Financial Report for the fiscal year ended December 31, 2017, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017
2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AMPA	α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Avillion	Avillion LLP
Biogen	Biogen Inc.
BMS	Bristol-Myers Squibb Company
BRCA	BReast CAncer susceptibility gene
CAR T	chimeric antigen receptor T cell
CDC	U.S. Centers for Disease Control and Prevention
Cellectis	Cellectis S.A.
CIAS	cognitive impairment associated with schizophrenia
Citibank	Citibank, N.A.
CML	chronic myelogenous leukemia
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development
HER2-	human epidermal growth factor receptor 2-negative
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.

J&J	Johnson & Johnson Corp.
King	King Pharmaceuticals, Inc.
LDL	low density lipoprotein
LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCC	Merkel Cell Carcinoma
MCO	Managed Care Organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation, Inc.
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NovaQuest	NovaQuest Co-Investment Fund V, L.P.
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	Pharmacy Benefit Manager
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018
RCC	renal cell carcinoma
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
Servier	Les Laboratoires Servier SAS
SFJ	SFJ Pharmaceuticals Group
Shire	Shire International GmbH
SIP	Sterile Injectable Pharmaceuticals
S&P	Standard and Poor’s
StratCO	Strategy and Commercial Operations
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Teuto	Laboratório Teuto Brasileiro S.A.
U.K.	United Kingdom
U.S.	United States
VAI	Voluntary Action Indicated
ViiV	ViiV Healthcare Limited
WRD	Worldwide Research and Development

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenues	$13,466	$12,896	$26,373	$25,675
Costs and expenses:
Cost of sales(a)	2,916	2,660	5,479	5,128
Selling, informational and administrative expenses(a)	3,542	3,430	6,954	6,745
Research and development expenses(a)	1,797	1,787	3,540	3,502
Amortization of intangible assets	1,191	1,208	2,387	2,394
Restructuring charges and certain acquisition-related costs	44	70	87	153
Other (income)/deductions––net	(551)	(75)	(728)	(14)
Income from continuing operations before provision for taxes on income	4,527	3,815	8,654	7,767
Provision for taxes on income	648	739	1,204	1,560
Income from continuing operations	3,879	3,077	7,450	6,207
Discontinued operations––net of tax	—	2	(1)	1
Net income before allocation to noncontrolling interests	3,879	3,078	7,449	6,208
Less: Net income attributable to noncontrolling interests	7	5	16	14
Net income attributable to Pfizer Inc.	$3,872	$3,073	$7,432	$6,194

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.66	$0.52	$1.26	$1.04
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.66	$0.52	$1.26	$1.04

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.65	$0.51	$1.24	$1.02
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.65	$0.51	$1.24	$1.02

Weighted-average shares––basic	5,866	5,958	5,911	5,982
Weighted-average shares––diluted	5,952	6,037	6,004	6,065
Cash dividends paid per common share	$0.34	$0.32	$0.68	$0.64

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income before allocation to noncontrolling interests	$3,879	$3,078	$7,449	$6,208

Foreign currency translation adjustments, net	(699)	247	59	474
Reclassification adjustments	(35)	111	(20)	112
	(734)	358	39	586
Unrealized holding gains/(losses) on derivative financial instruments, net	127	(90)	13	(99)
Reclassification adjustments for (gains)/losses included in net income(a)	310	(208)	354	(449)
	437	(297)	367	(548)
Unrealized holding gains/(losses) on available-for-sale securities, net	(374)	164	(214)	314
Reclassification adjustments for (gains)/losses included in net income(a)	143	(40)	(31)	97
Reclassification adjustments for unrealized gains included in Retained earnings(b)	—	—	(462)	—
	(231)	124	(707)	412
Benefit plans: actuarial gains/(losses), net	(57)	61	106	62
Reclassification adjustments related to amortization	61	145	123	308
Reclassification adjustments related to settlements, net	30	(1)	67	51
Other	107	(80)	21	(35)
	141	124	316	385
Benefit plans: prior service costs and other, net	—	(2)	—	(2)
Reclassification adjustments related to amortization	(46)	(46)	(92)	(91)
Reclassification adjustments related to curtailments, net	(7)	(4)	(13)	(11)
Other	(1)	—	1	1
	(53)	(52)	(104)	(104)
Other comprehensive income/(loss), before tax	(440)	258	(88)	732
Tax provision/(benefit) on other comprehensive income/(loss)	173	(163)	605	(138)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(613)	$421	$(693)	$870

Comprehensive income before allocation to noncontrolling interests	$3,266	$3,499	$6,755	$7,078
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(4)	13	6	29
Comprehensive income attributable to Pfizer Inc.	$3,270	$3,486	$6,750	$7,049

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
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$2,704	$1,342
Short-term investments	10,727	18,650
Trade accounts receivable, less allowance for doubtful accounts: 2018—$578; 2017—$584	9,873	8,221
Inventories	8,074	7,578
Current tax assets	3,582	3,050
Other current assets	2,343	2,301
Total current assets	37,303	41,141
Long-term investments	6,595	7,015
Property, plant and equipment, less accumulated depreciation: 2018—$16,844; 2017—$16,172	13,919	13,865
Identifiable intangible assets, less accumulated amortization	46,584	48,741
Goodwill	55,836	55,952
Noncurrent deferred tax assets and other noncurrent tax assets	1,848	1,855
Other noncurrent assets	2,896	3,227
Total assets	$164,980	$171,797

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2018—$4,262; 2017—$3,546	$11,583	$9,953
Trade accounts payable	4,196	4,656
Dividends payable	1,980	2,029
Income taxes payable	2,481	477
Accrued compensation and related items	1,791	2,196
Other current liabilities	10,125	11,115
Total current liabilities	32,156	30,427

Long-term debt	28,935	33,538
Pension benefit obligations, net	5,006	5,926
Postretirement benefit obligations, net	1,473	1,504
Noncurrent deferred tax liabilities	5,743	3,900
Other taxes payable	15,597	18,697
Other noncurrent liabilities	5,947	6,149
Total liabilities	94,856	100,141

Commitments and Contingencies

Preferred stock	20	21
Common stock	465	464
Additional paid-in capital	84,898	84,278
Treasury stock	(95,463)	(89,425)
Retained earnings	89,860	85,291
Accumulated other comprehensive loss	(10,003)	(9,321)
Total Pfizer Inc. shareholders’ equity	69,778	71,308
Equity attributable to noncontrolling interests	346	348
Total equity	70,124	71,656
Total liabilities and equity	$164,980	$171,797
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017
Operating Activities
Net income before allocation to noncontrolling interests	$7,449	$6,208
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,129	3,129
Asset write-offs and impairments	41	97
Adjustments to loss on sale of HIS net assets	1	64
TCJA impact(a)	(68)	—
Deferred taxes from continuing operations	(500)	320
Share-based compensation expense	379	388
Benefit plan contributions in excess of expense	(826)	(1,079)
Other adjustments, net	(523)	(458)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,250)	(3,844)
Net cash provided by operating activities	5,830	4,824

Investing Activities
Purchases of property, plant and equipment	(810)	(806)
Purchases of short-term investments	(3,122)	(2,394)
Proceeds from redemptions/sales of short-term investments	10,497	3,517
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	1,231	3,424
Purchases of long-term investments	(1,070)	(1,663)
Proceeds from redemptions/sales of long-term investments	1,361	1,538
Acquisitions of businesses, net of cash acquired	—	(1,000)
Acquisitions of intangible assets	(32)	(41)
Other investing activities, net	138	455
Net cash provided by investing activities	8,193	3,030

Financing Activities
Proceeds from short-term borrowings	1,746	4,799
Principal payments on short-term borrowings	(2,921)	(5,088)
Net proceeds from short-term borrowings with original maturities of three months or less	2,092	265
Proceeds from issuance of long-term debt	—	5,273
Principal payments on long-term debt	(3,104)	(4,473)
Purchases of common stock	(6,063)	(5,000)
Cash dividends paid	(4,021)	(3,855)
Proceeds from exercise of stock options	474	411
Other financing activities, net	(831)	(228)
Net cash used in financing activities	(12,628)	(7,896)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(15)	37
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,381	(5)
Cash and cash equivalents and restricted cash and cash equivalents, beginning	1,431	2,666
Cash and cash equivalents and restricted cash and cash equivalents, end	$2,811	$2,661

Supplemental Cash Flow Information
Non-cash transactions:
Receipt of ICU Medical common stock(b)	$—	$428
Promissory note from ICU Medical(b)	—	75
Equity investment in Allogene received in exchange for Pfizer's allogeneic CAR T developmental program assets(b)	92	—
Cash paid (received) during the period for:
Income taxes	$1,197	$1,121
Interest	724	881
Interest rate hedges	(71)	(226)

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s 2018 Provision for taxes on income was favorably impacted by approximately $68 million, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

(b)	For additional information, see Note 2B. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures.
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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 27, 2018 and May 28, 2017. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended July 1, 2018 and July 2, 2017.

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

Our significant business development activities include:

•
On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, to ICU Medical. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the second quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the first six months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations. Our financial results, and EH’s operating results, for 2018 do not reflect any contribution from HIS global operations.

•
On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the second quarter and first six months of 2017 reflect approximately three months and five months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca. Our financial results, EH’s operating results, and cash flows for the second quarter and first six months of 2018 reflect three months and six months, respectively, of the small molecule anti-infective business acquired from AstraZeneca.

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
Revenues––We adopted a new accounting standard for revenue recognition and changed our revenue recognition policies accordingly. Generally, the previous revenue recognition standards permitted recognition when persuasive evidence of a contract existed, delivery had occurred, and the seller's price to the buyer was fixed or determinable. Under the new standard, revenue is recognized upon transfer of control of the product to our customer in an amount that reflects the consideration we expect to receive in exchange. We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $584 million on a pre-tax basis ($450 million after-tax). This amount includes $500 million (pre-tax) related to the timing of recognizing Other (income)/deductions––net primarily for upfront and milestone payments on our collaboration arrangements ($394 million, pre-tax) and, to a lesser extent, product rights and out-licensing arrangements, and $84 million (pre-tax) related to the timing of recognizing Revenues and Cost of sales on certain product shipments. The impact of adoption did not have a material impact to our condensed consolidated statements of income for the three and six months ended July 1, 2018 or our condensed consolidated balance sheet as of July 1, 2018. For additional information, see Note 1C.
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
We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $462 million on a pre-tax basis ($419 million after-tax) related to the net impact of unrealized gains and losses primarily on available-for-sale equity securities, restricted stock and private equity securities. In the second quarter and first six months of 2018, we recorded net unrealized gains on equity securities of $226 million and $337 million, respectively, in Other (income)/deductions––net. For additional information, see Note 4 and Note 7.

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
We early adopted the new accounting standard on January 1, 2018 on a prospective basis. In the second quarter and first six months of 2018, we recorded income of $16 million and $45 million, respectively, in Other (income)/deductions––net, whereas this item would have been classified in interest income in prior periods. For additional information, see Note 7F.
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
Classification of Certain Transactions in the Statement of Cash Flows––We retrospectively adopted an accounting standard that changed the presentation of certain information in the condensed consolidated statements of cash flows, including the classification of:

•
debt prepayment and extinguishment costs, resulting in an increase in Operating activities––Other adjustments, net and a decrease in Financing activities––Other financing activities, net of $7 million for the six months ended July 1, 2018; and

•
accreted interest on the settlement of commercial paper debt instruments, resulting in a decrease in Operating activities––Other adjustments, net, and an increase in Financing activities––Other financing activities, net of $38 million for the six months ended July 1, 2018.

The new standard also establishes guidance on the classification of certain cash flows related to contingent consideration in a business acquisition. Cash payments made soon after a business acquisition date will be classified as Investing activities, while payments made thereafter will be classified as Financing activities. Payments made in excess of the amount of the original contingent consideration liability will be classified as Operating activities. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.
Presentation of Restricted Cash in the Statement of Cash Flows––We adopted, on a retrospective basis, the new accounting standard, which requires that restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. As a result, for the six months ended July 1, 2018, $19 million is presented as an increase in Cash, cash equivalents, restricted cash and restricted cash equivalents.
Definition of a Business––We prospectively adopted the standard for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, the transaction will not qualify for treatment as a business. To be considered a business, a set of integrated activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs, without regard as to whether a purchaser could replace missing elements. In addition, the definition of the term “output” has been narrowed to make it consistent with the updated revenue recognition guidance. In the second quarter and first six months of 2018, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Derecognition of Nonfinancial Assets––We prospectively adopted the standard, which applies to the full or partial sale or transfer of nonfinancial assets, including intangible assets, real estate and inventory. The standard provides that the gain or loss is determined by the difference between the consideration received and the carrying value of the asset. In the second quarter and first six months of 2018, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Adoption of the standard related to pension and postretirement benefit costs impacted our prior period condensed consolidated statements of income as follows:
	Three Months Ended July 2, 2017
(MILLIONS OF DOLLARS)	As Previously Reported	Effect of Change Higher/(Lower)	As Restated
Cost of sales	$2,663	$(3)	$2,660
Selling, informational and administrative expenses	3,425	5	3,430
Research and development expenses	1,780	7	1,787
Restructuring charges and certain acquisition-related costs	70	(1)	70
Other (income)/deductions––net	(66)	(8)	(75)
Income from continuing operations before provision for taxes on income	3,815	—	3,815

	Six Months Ended July 2, 2017
(MILLIONS OF DOLLARS)	As Previously Reported	Effect of Change Higher/(Lower)	As Restated
Cost of sales	$5,134	$(6)	$5,128
Selling, informational and administrative expenses	6,733	12	6,745
Research and development expenses	3,487	15	3,502
Restructuring charges and certain acquisition-related costs	228	(74)	153
Other (income)/deductions––net	(68)	53	(14)
Income from continuing operations before provision for taxes on income	7,767	—	7,767

Adoption of the standards impacted our condensed consolidated balance sheet as follows:
		Effect of New Accounting Standards Higher/(Lower)
(MILLIONS OF DOLLARS)	As Previously Reported Balance at December 31, 2017	Revenues	Financial Assets and Liabilities	Income Tax Accounting	Reclassification of Certain Tax Effects from AOCI	Balance at January 1, 2018
Trade accounts receivable	$8,221	$13	$—	$—	$—	$8,234
Inventories	7,578	(11)	—	—	—	7,567
Current tax assets	3,050	(11)	—	(3)	—	3,036
Noncurrent deferred tax assets and other noncurrent tax assets	1,855	(17)	—	—	—	1,838
Other noncurrent assets	3,227	—	—	(204)	—	3,023
Other current liabilities	11,115	(123)	—	—	—	10,992
Noncurrent deferred tax liabilities	3,900	106	—	(18)	—	3,988
Other noncurrent liabilities	6,149	(459)	—	—	—	5,690
Retained earnings	85,291	450	419	(189)	495	86,466
Accumulated other comprehensive loss	(9,321)	—	(419)	—	(495)	(10,235)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adoption of the standards related to the classification of certain transactions in the statement of cash flows and the presentation of restricted cash in the statement of cash flows impacted our condensed consolidated statement of cash flows as follows:

	Six Months Ended July 2, 2017
		Effect of New Accounting Standards Inflow/(Outflow)
(MILLIONS OF DOLLARS)	As Previously Reported	Cash Flow Classification	Restricted Cash	As Restated
Operating Activities
Other adjustments, net	$(433)	$(26)	$—	$(458)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,853)	—	9	(3,844)
Investing Activities
Proceeds from redemptions/sales of short-term investments	3,520	—	(3)	3,517
Proceeds from redemptions/sales of long-term investments	1,539	—	(2)	1,538
Financing Activities
Principal payments on short-term borrowings	(5,110)	22	—	(5,088)
Net proceeds from short-term borrowings with original maturities of three months or less	261	4	—	265
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(10)	—	5	(5)
Cash and cash equivalents and restricted cash and cash equivalents, beginning	2,595	—	70	2,666
Cash and cash equivalents and restricted cash and cash equivalents, ending	2,585	—	75	2,661

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
Cash and cash equivalents	$2,704	$1,342
Restricted cash and cash equivalents in Short-term investments	42	—
Restricted cash and cash equivalents in Long-term investments	66	—
Restricted cash and cash equivalents in Other current assets	—	14
Restricted cash and cash equivalents in Other noncurrent assets	—	75
Total cash and cash equivalents and restricted cash and cash equivalents shown in the condensed consolidated balance sheets	$2,811	$1,431
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Biopharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through pharmacy benefit managers, and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).

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

•
Provisions for pharmaceutical chargebacks (primarily reimbursements to U.S. wholesalers for honoring contracted prices to third parties) closely approximate actual amounts incurred, as we settle these deductions generally within two to five weeks of incurring the liability.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.4 billion and $4.9 billion as of July 1, 2018 and December 31, 2017, respectively.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,252	$1,352

Other current liabilities:
Accrued rebates	3,039	2,674
Other accruals	698	512

Other noncurrent liabilities	406	385
Total accrued rebates and other accruals	$5,396	$4,923
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 2. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment

A. Acquisition
AstraZeneca’s Small Molecule Anti-Infectives Business (EH)
On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). Under the terms of the agreement, we made an upfront payment of approximately $552 million to AstraZeneca upon the close of the transaction and an additional $3 million payment for a contractual purchase price adjustment in the second quarter of 2017. We also made a $50 million milestone payment in the second quarter of 2017, we made an additional milestone payment of $125 million in our first fiscal quarter of 2018 and we will make a deferred payment of $175 million to AstraZeneca in January 2019. In addition, AstraZeneca may be eligible to receive an additional milestone payment of $75 million if the related milestone is achieved prior to December 31, 2021, and up to $600 million if sales of Zavicefta™ exceed certain thresholds prior to January 1, 2026, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets for a period ending on the later of 10 years from first commercial sale or the loss of patent protection or loss of regulatory exclusivity. The total royalty payments are unlimited during the royalty term and the undiscounted payments are expected to be in the range of approximately $250 million to $430 million. The total fair value of consideration transferred for AstraZeneca’s small molecule anti-infectives business was approximately $1,040 million, which includes $555 million in cash, plus the fair value of contingent consideration of $485 million (which is composed of the deferred payment, the $50 million milestone payment made in the second quarter of 2017, the $125 million milestone payment made in our first fiscal quarter of 2018 and the future expected milestone and royalty payments). In connection with this acquisition, we recorded $894 million in Identifiable intangible assets, consisting of $728 million in Developed technology rights and $166 million in IPR&D. We also recorded $92 million in Other current assets related to the economic value of inventory which was retained by AstraZeneca for sale on our behalf, $73 million in Goodwill and $19 million of net deferred tax liabilities. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.
B. Divestitures
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
The revised transaction closed on February 3, 2017. At closing, under the terms of the revised agreement, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed), which we initially valued at approximately $428 million (based upon the closing price of ICU Medical common stock on the closing date less a discount for lack of marketability) and which are reported as equity securities at fair value in Long-term investments on the condensed consolidated balance sheets as of July 1, 2018 and December 31, 2017, a promissory note in the amount of $75 million, which was repaid in full as of December 31, 2017, and net cash of approximately $200 million before customary adjustments for net working capital, which is reported in Other investing activities, net on the condensed consolidated statement of cash flows for the six months ended July 2, 2017. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. After receipt of the ICU Medical shares, we own approximately 16% of ICU Medical. We have agreed to certain restrictions on transfer of our ICU Medical shares for 18 months after the closing date. We recognized pre-tax income of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $2 million in the second quarter of 2018 and a pre-tax loss of approximately $1 million in the first six months of 2018, and we recognized pre-tax losses of approximately $28 million and $64 million in the second quarter and first six months of 2017, respectively, in Other (income)/deductions––net, representing adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell. For additional information, see Note 4 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment in Pfizer’s 2017 Financial Report.
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
Contribution Agreement Between Pfizer and Allogene Therapeutics, Inc. (IH)
In April 2018, Pfizer and Allogene announced that the two companies entered into a contribution agreement for Pfizer’s portfolio of assets related to allogeneic CAR T therapy, an investigational immune cell therapy approach to treating cancer. Under this agreement, Allogene will receive from Pfizer rights to pre-clinical and clinical CAR T assets, all of which were previously licensed to Pfizer from French cell therapy company, Cellectis, and French pharmaceutical company, Servier, beginning in 2014 and 2015, respectively. Allogene will assume responsibility for all potential financial obligations to both Cellectis and Servier. Pfizer will continue to participate financially in the development of the CAR T portfolio through a 25% ownership stake in Allogene. Separately, Pfizer continues to maintain its approximate 7% ownership stake in Cellectis that was obtained in 2014 as part of the licensing agreement in which Pfizer obtained exclusive rights to pursue the development and commercialization of certain Cellectis CAR T therapies in exchange for an upfront payment of $80 million, as well as potential future development, regulatory and commercial milestone payments and royalties. In connection with the Allogene transaction, Pfizer recognized a non-cash $50 million pre-tax gain in Other (income)/deductions––net, representing the difference between the fair value of the equity investment received and the book value of assets transferred (including an allocation of goodwill) (see Note 4).
Sale of Phase 2b Ready AMPA Receptor Potentiator for CIAS to Biogen Inc. (WRD)
In April 2018, we sold our Phase 2b ready AMPA receptor potentiator for CIAS to Biogen. We received $75 million upfront and have the opportunity to receive up to $515 million in future development and commercialization milestones, as well as tiered royalties in the low-to-mid-teen percentages. We recognized $75 million in Other (income)/deductions––net in the second quarter of 2018 (see Note 4). We will record the milestones and royalties to Other (income)/deductions––net when due, or earlier if we have sufficient experience to determine such amounts are not probable of significant reversal.
C. Licensing Arrangement
Shire International GmbH
In 2016, we out-licensed PF-00547659, an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease, including ulcerative colitis and Crohn’s disease, to Shire for an upfront payment of $90 million, up to $460 million in development and sales-based milestone payments and potential future royalty payments on commercialized products. The $90 million upfront payment was initially deferred and recognized in Other (income)/deductions––net ratably through December 2017. In the first quarter of 2018, we recognized $75 million in Other (income)/deductions––net for a milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of the compound for the treatment of ulcerative colitis (see Note 4).

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
In the first quarter of 2017, we received a $90 million milestone payment from Merck upon the FDA’s acceptance for review of the NDAs for ertugliflozin and two fixed-dose combinations (ertugliflozin plus Januvia (sitagliptin) and ertugliflozin plus metformin), which, as of December 31, 2017, was deferred and primarily reported in Other noncurrent liabilities, and through December 31, 2017, was being recognized in Other (income)/deductions––net over a multi-year period. As of December 31, 2017, we were due a $60 million milestone payment from Merck, which we received in the first quarter of 2018, in conjunction with the approval of ertugliflozin by the FDA. As of December 31, 2017, the $60 million due from Merck was deferred and primarily reported in Other noncurrent liabilities. In the first quarter of 2018, in connection with the approval of ertugliflozin in the EU, we recognized a $40 million milestone payment from Merck in Other (income)/deductions––net (see Note 4). We are eligible for additional payments associated with the achievement of future regulatory and commercial milestones. In the first quarter of 2018, in connection with the adoption of a new accounting standard, as of January 1, 2018, the $60 million of deferred income and approximately $85 million of the $90 million of deferred income associated with the above-mentioned milestone payments were recorded to and included in the $584 million cumulative effect adjustment to Retained earnings. See Note 1B for additional information.
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
In the first quarter of 2018, in connection with the adoption of a new accounting standard, as of January 1, 2018, approximately $107 million of deferred income associated with the above-mentioned upfront payment was recorded to and included in the $584 million cumulative effect adjustment to Retained earnings. See Note 1B for additional information. Approximately $43 million of the upfront payment continues to be deferred, of which approximately $29 million is reported in Other current liabilities and approximately $14 million is reported in Other noncurrent liabilities as of July 1, 2018. This amount is expected to be recognized in Other (income)/deductions––net over the remaining development period for the product between 2018 and 2020.
E. Privately Held Investment

AM-Pharma B.V.

In April 2015, we acquired a minority equity interest in AM-Pharma B.V., a privately-held Dutch biopharmaceutical company focused on the development of human recombinant Alkaline Phosphatase (recAP) for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option became exercisable after completion of a Phase 2 trial of recAP in the treatment of Acute Kidney Injury related to sepsis in the first quarter of 2018. We have declined to exercise the option and the option expired unexercised during the second quarter of 2018.

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
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives encompass all areas of our cost base and include:

•
Optimization of our manufacturing plant network to support IH and EH products and pipelines. During 2017-2019, we expect to incur costs of approximately $800 million related to this initiative. Through July 1, 2018, we incurred approximately $283 million associated with this initiative.

•
Activities in non-manufacturing related areas, which include further centralization of our corporate and platform functions, as well as other activities where opportunities are identified. During 2017-2019, we expect to incur costs of approximately $400 million related to this initiative. Through July 1, 2018, we incurred approximately $217 million associated with this initiative.

The costs expected to be incurred during 2017-2019, of approximately $1.2 billion for the above-mentioned programs (but not including expected costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about 20% of the total charges will be non-cash.
Current-Period Key Activities

For the first six months of 2018, we incurred costs of $152 million associated with the 2017-2019 program, $81 million associated with the integration of Hospira and $29 million associated with all other acquisition-related initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restructuring (credits)/charges:
Employee terminations	$(21)	$(27)	$(29)	$(57)
Asset impairments	(6)	—	(4)	24
Exit costs	3	4	—	6
Restructuring credits(a)	(24)	(23)	(33)	(27)
Transaction costs(b)	—	6	—	18
Integration costs(c)	68	86	120	163
Restructuring charges and certain acquisition-related costs	44	70	87	153
Net periodic benefit costs recorded in Other (income)/deductions––net(d)	29	1	61	74
Additional depreciation––asset restructuring, virtually all of which is recorded in Cost of sales(e)	13	21	31	35
Implementation costs recorded in our condensed consolidated statements of income as follows(f):
Cost of sales	20	36	36	51
Selling, informational and administrative expenses	16	15	34	24
Research and development expenses	7	11	13	17
Total implementation costs	44	62	82	93
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$131	$153	$262	$356

(a)
In the three and six months ended July 1, 2018, restructuring credits are associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as acquisition-related costs, primarily associated with Hospira. In the three and six months ended July 2, 2017, restructuring credits are largely associated with cost-reduction and productivity initiatives not associated with acquisitions, partially offset by charges related to our acquisition of mainly Anacor in the second quarter of 2017, and mainly Anacor and Medivation in the first six months of 2017. In the three and six months ended July 1, 2018, Employee terminations primarily include revisions of our estimates of severance benefits. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, many of which may be paid out during periods after termination.

The restructuring activities for 2018 are associated with the following:

•	For the second quarter of 2018, IH ($12 million income); EH ($2 million); manufacturing operations ($13 million); and Corporate ($26 million income).

•	For the first six months of 2018, IH ($12 million income); EH ($12 million income); WRD/GPD ($2 million income); manufacturing operations ($15 million); and Corporate ($22 million income).
The restructuring activities for 2017 are associated with the following:

•	For the second quarter of 2017, IH ($8 million income); EH ($7 million); WRD/GPD ($14 million income); manufacturing operations ($8 million income); and Corporate ($1 million).

•	For the first six months of 2017, IH ($1 million income); EH ($11 million income); WRD/GPD ($26 million income); manufacturing operations ($9 million); and Corporate ($3 million).

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services, virtually all of which for the second quarter and first six months of 2017 were directly related to our acquisition of Medivation.

(c)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the second quarter and first six months of 2018, integration costs were primarily related to our acquisition of Hospira. In the second quarter and first six months of 2017, integration costs were primarily related to our acquisitions of Hospira and Medivation, including a net gain of $12 million related to the settlement of the Hospira U.S. qualified defined benefit pension plan (see Note 10).

(d)
In the three and six months ended July 1, 2018, primarily represents the net pension curtailments and settlements included in Other (income)/deductions––net upon the adoption of a new accounting standard in the first quarter of 2018. In the three and six months ended July 2, 2017, primarily represents the net pension curtailments and settlements, partially offset by net periodic benefit credits, excluding service costs, related to our acquisition of Hospira, both of which were reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. These credits included a net settlement gain, partially offset by accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan. For additional information, see Note 1B and Note 10.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(e)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(f)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2017(a)	$1,039	$—	$66	$1,105
Credits	(29)	(4)	—	(33)
Utilization and other(b)	(171)	4	(28)	(195)
Balance, July 1, 2018(c)	$839	$—	$38	$877

(a)	Included in Other current liabilities ($643 million) and Other noncurrent liabilities ($462 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($460 million) and Other noncurrent liabilities ($418 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Interest income(a)	$(80)	$(94)	$(157)	$(175)
Interest expense(a)	326	312	635	621
Net interest expense	245	218	478	446
Royalty-related income	(121)	(105)	(217)	(191)
Net gains on asset disposals(b)	(17)	(34)	(36)	(125)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(174)	(37)	(316)	(85)
Net unrealized gains on equity securities(d)	(226)	—	(337)	—
Net periodic benefit costs/(credits) other than service costs(e)	(84)	(8)	(166)	53
Certain legal matters, net(f)	(88)	3	(107)	11
Certain asset impairments(g)	31	—	31	13
Adjustments to loss on sale of HIS net assets(h)	(2)	28	1	64
Business and legal entity alignment costs(i)	1	17	4	38
Other, net(j)	(115)	(155)	(64)	(239)
Other (income)/deductions––net	$(551)	$(75)	$(728)	$(14)

(a)
Interest income decreased in the second quarter and first six months of 2018, primarily driven by a lower investment balance. Interest expense increased in the second quarter and first six months of 2018, primarily as a result of higher short-term interest rates, offset, in part, by refinancing activity that occurred in the fourth quarter of 2017.

(b)
In the second quarter of 2018, primarily includes gains on fixed assets and other asset disposals of $15 million. In the first six months of 2018, includes gains on fixed assets and other asset disposals of $22 million and net gains on sales of investments in equity and debt securities of approximately $14 million. In the second quarter of 2017, primarily includes gains on sales and redemptions of investments in equity and debt securities (approximately $60 million), partially offset by a net loss related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the then remaining 60% ownership interest (approximately $30 million). In the first six months of 2017, primarily includes gains on sales and redemptions of investments in equity and debt securities (approximately $102 million) and a gain on sale of property (approximately $50 million), partially offset by the net loss related to the sale of our investment in Teuto discussed above.

(c)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the second quarter of 2018, primarily includes, among other things, approximately $88 million in milestone income from multiple licensees and an upfront payment to us of $75 million for the sale of an AMPA receptor potentiator for CIAS to Biogen. In the first six months of 2018, primarily includes, among other things, all of the factors discussed above for the second quarter of 2018, as well as a $75 million milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of ulcerative colitis, and a $40 million milestone payment from Merck in conjunction with the approval of ertugliflozin in the EU. For additional information, see Note 2B, Note 2C and Note 2D.

(d)
Represents the unrealized net gains on equity securities reflecting the adoption of a new accounting standard in the first quarter of 2018. Approximately $142 million of these unrealized gains in the second quarter of 2018 and approximately $203 million of these unrealized gains in the first six months of 2018 relate to 3.2 million shares of ICU Medical stock that were received as part of the consideration for the sale of HIS net assets to ICU Medical. Prior to the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adoption of the new standard, net unrealized gains and losses on virtually all equity securities with readily determinable fair values were reported in Accumulated other comprehensive income. For additional information, see Note 1B and Note 7B.

(e)
Represents the net periodic benefit costs/(credits), excluding service costs, as a result of the adoption of a new accounting standard in the first quarter of 2018. Effective January 1, 2018, the U.S. Pfizer Consolidated Pension Plan was frozen to future benefit accruals and for the second quarter and first six months of 2018, resulted in the recognition of lower net periodic benefit costs due to the extension of the amortization period for the actuarial losses and the elimination of service costs. There was also a greater than expected gain on plan assets due to a higher plan asset base compared to the second quarter and first six months of 2017. For additional information, see Note 1B and Note 10.

(f)	In the second quarter and first six months of 2018, primarily represents the reversal of a legal accrual where a loss was no longer deemed probable.

(g)
In the second quarter and first six months of 2018, includes an intangible asset impairment charge related to a finite-lived developed technology right, acquired in connection with our acquisition of Anacor, for the treatment for toenail fungus marketed in the U.S. market only. The impairment charge for the second quarter and first six months of 2018 is associated with IH and reflects, among other things, updated commercial forecasts.

(h)
In the second quarter and first six months of 2018 and 2017, represents adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell related to the sale of HIS net assets to ICU Medical on February 3, 2017. For additional information, see Note 2B.

(i)
In the second quarter and first six months of 2018 and 2017, represents expenses for changes to our infrastructure to align our commercial operations of our current segments, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(j)
In the second quarter and first six months of 2018, includes, among other things, dividend income of $76 million and $135 million, respectively, from our investment in ViiV, and charges of $23 million and $135 million, respectively, reflecting the change in the fair value of contingent consideration. The second quarter and first six months of 2018 also include a non-cash $50 million pre-tax gain on the contribution of Pfizer’s allogeneic CAR T therapy development program assets obtained from Cellectis and Servier in connection with our contribution agreement entered into with Allogene in which Pfizer obtained a 25% ownership stake in Allogene (see Note 2B), and a non-cash $17 million pre-tax gain on the cash settlement of a liability that we incurred in April 2018 upon the EU approval of Mylotarg (see Note 7E). In the second quarter and first six months of 2017, primarily includes, among other things, dividend income of $114 million and $157 million, respectively, from our investment in ViiV.

The following table provides additional information about the intangible asset that was impaired during 2018 in Other (income)/deductions:
	Fair Value(a)				Three and Six Months Ended July 1, 2018
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Developed technology right, finite-lived(b)	$35	$—	$—	$35	$31

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.

(b)
Reflects intangible assets written down to fair value in the second quarter and first six months of 2018. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

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
We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded are provisional as we have not completed our analysis of the complex and far reaching effects of the TCJA. Further, we continue to consider our assertions on any remaining outside basis differences in our foreign subsidiaries as of July 1, 2018 and have not completed our analysis. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during 2018 as we complete our analysis, computations and assertions. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We will revise these estimates during the second half of 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the TCJA occurs through legislation, U.S. Treasury actions or other means.
Our effective tax rate for continuing operations was 14.3% for the second quarter of 2018, compared to 19.4% for the second quarter of 2017 and was 13.9% for the first six months of 2018, compared to 20.1% for the first six months of 2017.
The lower effective tax rate for the second quarter and first six months of 2018 in comparison with the same periods in 2017 was primarily due to:

•	the December 2017 enactment of the TCJA;

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; as well as

•
an increase in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign authorities, and the expiration of certain statutes of limitations.

B. Deferred Taxes

We have not completed our analysis of the TCJA on our prior assertion of indefinitely reinvested earnings. Accordingly, we continue to evaluate our assertion with respect to our accumulated foreign earnings subject to the deemed repatriation tax and we also continue to evaluate the amount of earnings that are indefinitely reinvested. Additionally, we continue to evaluate our assertions on any remaining outside basis differences in our foreign subsidiaries as of July 1, 2018 as we have not finalized our analysis of the effects of all of the new provisions in the TCJA. As of July 1, 2018, it is not practicable to estimate the additional deferred tax liability that would be recorded if the earnings subject to the deemed repatriation tax and any remaining outside basis differences as of July 1, 2018 are not indefinitely reinvested. In accordance with the authoritative guidance issued by the SEC Staff Accounting Bulletin 118, we expect to complete our analysis within the measurement period.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•
With respect to Pfizer, the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. As of the date of the filing of this Quarterly Report on Form 10-Q, tax years 2011-2015 are currently under audit. Tax years 2016-2018 are open but not under audit. All other tax years are closed.

•	With respect to Hospira, the federal income tax audit of tax year 2014 through short-year 2015 was effectively settled in the second quarter of 2018. All other tax years are closed.

•	With respect to Anacor and Medivation, the open tax years are not considered material to Pfizer.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2018), Japan (2015-2018), Europe (2011-2018, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2018, primarily reflecting Brazil) and Puerto Rico (2011-2018).
D. Tax Provision/(Benefit) on Other Comprehensive Income/(loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Foreign currency translation adjustments, net(a)	$101	$(109)	$67	$(130)
Unrealized holding gains/(losses) on derivative financial instruments, net	8	(1)	4	2
Reclassification adjustments for (gains)/losses included in net income	72	(88)	65	(140)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	1	—
	79	(89)	70	(138)
Unrealized holding gains/(losses) on available-for-sale securities, net	(48)	18	(28)	55
Reclassification adjustments for (gains)/losses included in net income	20	(7)	(2)	4
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	—	—	(45)	—
	(29)	11	(76)	59
Benefit plans: actuarial gains/(losses), net	(13)	22	25	22
Reclassification adjustments related to amortization	14	43	28	92
Reclassification adjustments related to settlements, net	7	(4)	15	8
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	637	—
Other	27	(17)	6	(13)
	34	43	712	110
Benefit plans: prior service costs and other, net	—	—	—	—
Reclassification adjustments related to amortization	(11)	(17)	(22)	(33)
Reclassification adjustments related to curtailments, net	4	(1)	(3)	(4)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	(144)	—
Other	(6)	—	—	—
	(13)	(19)	(168)	(38)
Tax provision/(benefit) on other comprehensive income/(loss)	$173	$(163)	$605	$(138)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

(b)	For additional information on the adoption of a new accounting standard related to reclassification of certain tax effects from AOCI, see Note 1B.

(c)	For additional information on the adoption of a new accounting standard related to financial assets and liabilities, see Note 1B.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2017	$(5,180)	$(30)	$401	$(5,262)	$750	$(9,321)
Other comprehensive income/(loss) due to the adoption of new accounting standards(a)	(2)	(1)	(416)	(637)	144	(913)
Other comprehensive income/(loss)(b)	(15)	298	(215)	241	(80)	231
Balance, July 1, 2018	$(5,198)	$267	$(230)	$(5,657)	$814	$(10,003)

(a)
Amounts represent the cumulative effect adjustments as of January 1, 2018 from the adoption of new accounting standards related to (i) financial assets and liabilities and (ii) the reclassification of certain tax effects from AOCI. For additional information, see Note 1B.

(b)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $11 million loss for the first six months of 2018.
As of July 1, 2018, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $213 million, which is expected to be offset primarily by net losses resulting from reclassification adjustments related to net losses related to available-for-sale debt securities and foreign currency exchange-denominated forecasted intercompany inventory sales.

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

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in Pfizer’s 2017 Financial Report:

	July 1, 2018			December 31, 2017
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities:
Money market funds	$1,302	$—	$1,302	$2,115	$—	$2,115
Equity(a)	30	19	12	35	16	19
	1,332	19	1,314	2,150	16	2,134
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	5,527	—	5,527	12,242	—	12,242
Corporate	2,659	—	2,659	2,766	—	2,766
Government—U.S.	8	—	8	252	—	252
Agency asset-backed—U.S.	19	—	19	23	—	23
Other asset-backed	7	—	7	79	—	79
	8,220	—	8,220	15,362	—	15,362
Total short-term investments	9,553	19	9,534	17,512	16	17,496
Other current assets
Derivative assets:
Interest rate contracts	98	—	98	104	—	104
Foreign exchange contracts	353	—	353	234	—	234
Total other current assets	451	—	451	337	—	337
Long-term investments
Classified as equity securities:
Equity(a)	1,737	1,704	33	1,440	1,398	42
Classified as trading securities:
Debt	50	50	—	73	73	—
	1,787	1,754	33	1,514	1,472	42
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	141	—	141	387	—	387
Corporate	3,579	—	3,579	4,172	36	4,136
Government—U.S.	425	—	425	495	—	495
Other asset-backed	14	—	14	35	—	35
	4,160	—	4,160	5,090	36	5,054
Total long-term investments	5,947	1,754	4,193	6,603	1,507	5,096
Other noncurrent assets
Derivative assets:
Interest rate contracts	290	—	290	477	—	477
Foreign exchange contracts	200	—	200	7	—	7
Total other noncurrent assets	489	—	489	484	—	484
Total assets	$16,440	$1,773	$14,668	$24,937	$1,523	$23,414

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$11	$—	$11	$1	$—	$1
Foreign exchange contracts	115	—	115	201	—	201
Total other current liabilities	126	—	126	201	—	201
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	499	—	499	177	—	177
Foreign exchange contracts	413	—	413	313	—	313
Total other noncurrent liabilities	912	—	912	490	—	490
Total liabilities	$1,038	$—	$1,038	$691	$—	$691

(a)
As of July 1, 2018, short-term equity securities of $11 million and long-term equity securities of $32 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan. As of December 31, 2017, short-term equity securities of $19 million and long-term equity securities of $42 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values:
	July 1, 2018			December 31, 2017
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$28,935	$30,011	$30,011	$33,538	$37,253	$37,253
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities at cost, and short-term borrowings not measured at fair value on a recurring basis were not significant as of July 1, 2018 or December 31, 2017. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities carried at cost, which represent investments in the life sciences sector, are based on Level 3 inputs.

In addition, as of July 1, 2018 and December 31, 2017, we had long-term receivables whose fair value is based on Level 3 inputs. As of July 1, 2018 and December 31, 2017, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
Short-term investments
Equity securities	$1,332	$2,150
Available-for-sale debt securities	8,220	15,362
Held-to-maturity debt securities	1,174	1,138
Total Short-term investments	$10,727	$18,650

Long-term investments
Equity securities	$1,787	$1,514
Available-for-sale debt securities	4,160	5,090
Held-to-maturity debt securities	70	4
Private equity investments carried at equity-method or cost	578	408
Total Long-term investments	$6,595	$7,015
Held-to-maturity cash equivalents	$808	$719

Fair Value Methodology
The following inputs and valuation techniques were used to estimate the fair value of our financial assets and liabilities:

•	Trading debt securities—quoted market prices.

•
Available-for-sale debt securities—third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate yield curves. Loan-backed, mortgage-backed and receivable-backed debt securities are valued by third-party models that use significant inputs derived from observable market data like prepayment rates, default rates, and recovery rates.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments

At July 1, 2018, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt and equity securities at July 1, 2018 and December 31, 2017 is as follows, including, as of July 1, 2018, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to maturity debt securities:

	July 1, 2018								December 31, 2017
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$5,797	$5	$(133)	$5,669	$5,527	$141	$—	$5,669	$12,616	$61	$(48)	$12,629
Corporate(a)	6,358	2	(122)	6,238	2,659	2,557	1,022	6,238	6,955	15	(33)	6,938
Government––U.S.	458	—	(25)	433	8	415	10	433	765	—	(19)	747
Agency asset-backed––U.S.	19	—	—	19	19	—	—	19	24	—	(1)	24
Other asset-backed(b)	22	—	—	22	7	13	2	22	114	—	—	114
Held-to-maturity debt securities
Time deposits and other	1,482	—	—	1,482	1,412	66	4	1,482	1,091	—	—	1,091
Government and agency––non-U.S.	570	—	—	570	570	—	—	570	770	—	—	770
Total debt securities	$14,705	$7	$(280)	$14,432	$10,202	$3,192	$1,038	$14,432	$22,337	$77	$(100)	$22,313
Available-for-sale equity securities(c)
Money market funds									$2,115	$—	$—	$2,115
Equity									728	586	(124)	1,190
Total available-for-sale equity securities									$2,843	$586	$(124)	$3,304

(a)	Issued by a diverse group of corporations.

(b)
Includes loan-backed, mortgage-backed and receivable-backed securities, all of which are in senior positions in the capital structure of the security. Loan-backed securities are collateralized by senior secured obligations of a diverse pool of companies or student loans. Mortgage-backed securities are collateralized by diversified pools of residential and commercial mortgages. Receivable-backed securities are collateralized by credit cards receivables.

(c)
Upon the 2018 adoption of a new accounting standard related to financial assets and liabilities, available-for-sale equity securities were classified as equity securities. For additional information see Note 1B.

The following table presents the net unrealized gains and losses for the period that relates to equity securities still held at the reporting date, calculated as follows:
(MILLIONS OF DOLLARS)	Three Months Ended July 1, 2018	Six Months Ended July 1, 2018
Net gains recognized during the period on equity securities(a)	$232	$330
Less: Net gains recognized during the period on equity securities sold during the period	(19)	(31)
Net unrealized gains during the reporting period on equity securities still held at the reporting date	$213	$299

(a)
The second quarter of 2018 includes $226 million of unrealized net gains reflecting the adoption of a new accounting standard in the first quarter of 2018 and $7 million of unrealized gains on other equity securities. The first six months of 2018 includes $337 million of unrealized net gains reflecting the adoption of a new accounting standard in the first quarter of 2018 and $7 million of unrealized losses on other equity securities. For additional information, see Note 1B and Note 4.

C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
Commercial paper	$6,800	$6,100
Current portion of long-term debt, principal amount	4,267	3,532
Other short-term borrowings, principal amount(a)	538	320
Total short-term borrowings, principal amount	11,605	9,951
Net fair value adjustments related to hedging and purchase accounting	(4)	14
Net unamortized discounts, premiums and debt issuance costs	(18)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$11,583	$9,953

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7F.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
Total long-term debt, principal amount	$28,701	$32,783
Net fair value adjustments related to hedging and purchase accounting	338	872
Net unamortized discounts, premiums and debt issuance costs	(112)	(125)
Other long-term debt	8	8
Total long-term debt, carried at historical proceeds, as adjusted	$28,935	$33,538
Current portion of long-term debt, carried at historical proceeds	$4,262	$3,546
E. Other Noncurrent Liabilities

Mylotarg (gemtuzumab ozogamicin)
In April 2018, the EU approved Mylotarg for the treatment of acute myeloid leukemia. In connection with the EU approval, we incurred an obligation to make guaranteed fixed annual payments over a ten-year period aggregating $301 million related to a research and development arrangement. We recorded the estimated net present value of $240 million as a liability and an intangible asset in Developed technology rights as of the approval date. In June 2018, we entered into a transaction with the obligee to buyout the remaining liability for the fixed annual payments for a lump sum payment of $224 million. As a result of the buyout transaction, the liability was extinguished and we recognized a non-cash $17 million pre-tax gain in Other (income)/deductions––net in the second quarter of 2018 (see Note 4).
Bosulif (bosutinib)
In December 2017, the U.S. FDA approved Bosulif for the treatment of patients with newly-diagnosed chronic-phase Ph+ CML. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a ten-year period aggregating $416 million related to a research and development arrangement. We recorded the estimated net present value of $364 million as of the approval date as an intangible asset in Developed technology rights. The present value of the remaining future payments as of July 1, 2018 is $285 million, of which $30 million is recorded in Other current liabilities and $255 million is recorded in Other noncurrent liabilities.
Besponsa (inotuzumab ozogamicin)
In August 2017, the U.S. FDA approved Besponsa and in June 2017, the EU approved Besponsa as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $296 million related to a research and development arrangement. We recorded the estimated net present value of $248 million as of the approval date as an intangible asset in Developed technology rights. The present value of the remaining future payments as of July 1, 2018 is $239 million, of which $7 million is recorded in Other current liabilities and $232 million is recorded in Other noncurrent liabilities. In connection with the EU approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $148 million related to a research and development arrangement. We recorded the estimated net present value of $123 million as of the approval date as an intangible asset in Developed technology rights. The present value of the remaining future payments as of July 1, 2018 is $120 million, of which $3 million is recorded in Other current liabilities and $117 million is recorded in Other noncurrent liabilities.
The differences between the estimated fair values in the Level 2 fair value hierarchy and carrying values of these obligations were not significant as of July 1, 2018.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income against the impact of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.

All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, Swedish krona, and U.K. pound. Changes in fair value are reported in earnings or in Other comprehensive income/(loss), depending on the nature and purpose of the financial instrument (hedge or offset relationship) and the effectiveness of the hedge relationships, as follows:

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

As a part of our cash flow hedging program, we designate foreign exchange contracts to hedge a portion of our forecasted euro, Japanese yen, Canadian dollar, U.K. pound, Australian dollar, and Chinese renminbi-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge.
For the second quarter and first six months ended July 2, 2017, any ineffectiveness is recognized immediately into earnings. There is no significant ineffectiveness for these periods.

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

All derivative contracts used to manage interest rate risk are measured at fair value and reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings, as follows:

•
We recognize the gains and losses on interest rate contracts that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged risk. We also recognize the offsetting earnings impact of fixed-rate debt attributable to the hedged risk in earnings.

For the second quarter and first six months ended July 2, 2017, any ineffectiveness is recognized immediately into earnings. There is no significant ineffectiveness for these periods.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	July 1, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$19,254	$472	$458	$18,723	$179	$459
Interest rate contracts	11,300	387	510	12,430	581	178
		859	968		760	637

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$12,134	81	70	$14,300	62	54

Total		$940	$1,038		$822	$691

(a)	As of July 1, 2018, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $5.1 billion.

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b)		Amount of Gains/(Losses) Recognized in OCI(a), (c)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (c)
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(d)	$—	$(4)	$107	$(90)	$(330)	$208
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	20	—	20	—

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(121)	100	—	—	—	—
Hedged item gain/(loss)	121	(100)	—	—	—	—
Foreign exchange contracts	12	(11)	—	—	—	—
Hedged item gain/(loss)	(12)	11	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	153	—	—	—
The portion of gains/(losses) on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	25	—	21	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	85	—	—	—
Foreign currency long-term debt(e)	—	—	186	(295)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	61	(5)	—	—	—	—
All other net	—	—	1	—	1	—
	$62	$(9)	$577	$(384)	$(289)	$208

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount of Gains/(Losses) Recognized in OID(a), (b)		Amount of Gains/(Losses) Recognized in OCI(a), (c)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (c)
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(d)	$—	$(6)	$(36)	$(99)	$(402)	$449
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	48	—	48	—

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(520)	8	—	—	—	—
Hedged item gain/(loss)	520	(8)	—	—	—	—
Foreign exchange contracts	4	(8)	—	—	—	—
Hedged item gain/(loss)	(4)	8	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	148	—	—	—
The portion of gains/(losses) on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	27	—	26	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	43	—	—	—
Foreign currency long-term debt(e)	—	—	94	(352)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	6	(145)	—	—	—	—
All other net	—	—	1	—	1	—
	$6	$(151)	$325	$(450)	$(328)	$450

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)	For the second quarter and first six months ended July 2, 2017, there was no significant ineffectiveness.

(c)
For derivative financial instruments in cash flow hedge relationships, the gains and losses are included in Other comprehensive income/(loss)––Unrealized holding gains/(losses) on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––Foreign currency translation adjustments, net.

(d)
Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $55 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(e)
Short-term borrowings include foreign currency short-term borrowings with carrying values of $1.5 billion as of July 1, 2018, which are used as hedging instruments in net investment hedges. Long-term debt includes foreign currency long-term borrowings with carrying values of $3.2 billion as of July 1, 2018, which are used as hedging instruments in net investment hedges.

The following table provides the total amount of each income and expense line in which the results of fair value or cash flow hedges are recorded:
	Three Months Ended	Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 1, 2018
Cost of sales	$2,916	$5,479
Other (income)/deductions—net	(551)	(728)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Gains/(Losses) Included in the Carrying Amount of the Hedged Assets/Liabilities
(MILLIONS OF DOLLARS)	July 1, 2018	July 1, 2018
Short-term investments	$155	$(1)
Long-term investments	45	(1)
Short-term borrowings, including current portion of long-term debt	1,487	11
Long-term debt	9,753	210
Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of July 1, 2018, the aggregate fair value of these derivative instruments that are in a net liability position was $413 million, for which we have posted collateral of $483 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of July 1, 2018, we received cash collateral of $473 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
G. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. For additional information as to significant customers, see Notes to Consolidated Financial Statements––Note 18C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2017 Financial Report. As of July 1, 2018, we had amounts due from a well-diversified, high quality group of bank ($2.1 billion) and technology ($751 million) companies around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7F above.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	July 1, 2018	December 31, 2017
Finished goods	$2,756	$2,883
Work-in-process	4,542	3,908
Raw materials and supplies	776	788
Inventories(a)	$8,074	$7,578
Noncurrent inventories not included above(b)	$615	$683

(a)
The change from December 31, 2017 reflects increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, network strategy and new product launches, partially offset by a decrease due to foreign exchange.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	July 1, 2018			December 31, 2017
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$89,582	$(56,829)	$32,753	$89,550	$(54,785)	$34,765
Brands	2,126	(1,203)	923	2,134	(1,152)	982
Licensing agreements and other	1,957	(1,139)	818	1,911	(1,096)	815
	93,665	(59,171)	34,494	93,595	(57,033)	36,562
Indefinite-lived intangible assets
Brands and other	6,927		6,927	6,929		6,929
IPR&D	5,163		5,163	5,249		5,249
	12,090		12,090	12,179		12,179
Identifiable intangible assets(a)	$105,755	$(59,171)	$46,584	$105,774	$(57,033)	$48,741

(a)
The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization, minimally offset by additions, mainly consisting of $240 million of Developed technology rights recorded in connection with the EU approval of Mylotarg (see Note 7E).

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	July 1, 2018
	IH	EH	WRD
Developed technology rights	68%	32%	—%
Brands, finite-lived	75%	25%	—%
Brands, indefinite-lived	71%	29%	—%
IPR&D	82%	11%	7%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for each of the 2018 and 2017 second quarters, and $2.4 billion for the first six months of 2018 and 2017.
B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2017	$31,141	$24,811	$55,952
Other(a)	(65)	(51)	(117)
Balance, July 1, 2018	$31,076	$24,760	$55,836

(a)
Primarily reflects the impact of foreign exchange, as well as the contribution of the allogeneic CAR T developmental program assets and operations to Allogene that constituted a business for accounting purposes (see Note 2B).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net periodic benefit cost/(credit)(b):
Service cost(c)	$—	$67	$—	$6	$34	$42	$10	$11
Interest cost	150	159	14	13	55	50	18	23
Expected return on plan assets	(261)	(252)	—	—	(93)	(85)	(9)	(9)
Amortization of:
Actuarial losses(c)	30	97	3	12	26	28	2	8
Prior service costs/(credits)	—	1	—	—	(1)	(1)	(45)	(46)
Curtailments	7	4	—	—	—	—	(7)	(5)
Settlements	25	(7)	5	4	—	2	—	—
	$(49)	$69	$21	$35	$21	$37	$(32)	$(19)

	Six Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net periodic benefit cost/(credit)(b):
Service cost(c)	$—	$135	$—	$12	$71	$83	$20	$21
Interest cost	301	321	26	28	109	100	36	45
Expected return on plan assets	(524)	(511)	—	—	(185)	(169)	(18)	(18)
Amortization of:
Actuarial losses(c)	60	212	7	25	52	56	4	15
Prior service costs/(credits)	1	3	—	—	(2)	(2)	(90)	(92)
Curtailments	9	9	—	—	—	—	(14)	(12)
Settlements	45	24	21	24	—	3	—	—
	$(107)	$193	$55	$88	$44	$71	$(63)	$(40)

(a)
In the second quarter of 2017, we settled the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan. We purchased a group annuity contract on behalf of the remaining plan participants with a third-party insurance provider. As a result, we were relieved of the $156 million net pension benefit obligation and recorded a pre-tax settlement gain of $41 million, partially offset by the recognition of actuarial losses and prior service costs upon plan settlement of approximately $30 million in Other (income)/deductions––net (see Note 3).

(b)
We adopted a new accounting standard on January 1, 2018 that requires the net periodic pension and postretirement benefit costs other than service costs be presented in Other (income)/deductions––net on the condensed consolidated statements of income. For additional information, see Note 1B and Note 4.

(c)
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2018, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the six months ended July 1, 2018	$500	$99	$84	$71
Expected contributions from our general assets during 2018(a)	500	140	235	155

(a)
Contributions expected to be made for 2018 are inclusive of amounts contributed during the six months ended July 1, 2018, including the $500 million voluntary contribution that was made in February 2018 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(IN MILLIONS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
EPS Numerator––Basic
Income from continuing operations	$3,879	$3,077	$7,450	$6,207
Less: Net income attributable to noncontrolling interests	7	5	16	14
Income from continuing operations attributable to Pfizer Inc.	3,872	3,071	7,434	6,193
Less: Preferred stock dividends––net of tax	—	—	1	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,871	3,071	7,433	6,192
Discontinued operations––net of tax	—	2	(1)	1
Net income attributable to Pfizer Inc. common shareholders	$3,871	$3,073	$7,432	$6,194
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,872	$3,071	$7,434	$6,193
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	2	(1)	1
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,872	$3,073	$7,432	$6,194
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,866	5,958	5,911	5,982
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	86	80	93	83
Weighted-average number of common shares outstanding––Diluted	5,952	6,037	6,004	6,065
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	3	47	2	47

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A1. Legal Proceedings––Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the United States. In June 2018, the Patent Trial and Appeal Board ruled on one patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent has appealed the decision. Challenges to other patents remain pending before the U.S. Patent and Trademark Office. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Also in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively, Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. (collectively, Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets. In October 2017, we brought an additional patent-infringement action against Breckenridge in the U.S. District Court for the District of Delaware asserting the infringement and validity of four additional patents challenged by Breckenridge, three of which expire in December 2020 and one of which expires in December 2025. In March 2018, we brought another patent infringement action against Prinston in the U.S. District Court for the District of Delaware asserting the infringement and validity of an additional patent, which had been subsequently challenged by Prinston and which expires in December 2025. In May 2018, we settled all of our claims against Breckenridge on terms not material to Pfizer.
Xtandi (enzalutamide)
In December 2016, Medivation and Medivation Prostate Therapeutics, Inc. (collectively, the Medivation Group); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc. (collectively, Astellas); and The Regents of the University of California filed patent-infringement suits in the U.S. District Court for the District of Delaware against Actavis Laboratories FL, Inc. and Actavis LLC (collectively, Actavis); Zydus; and Apotex Inc. and Apotex Corp. (collectively, Apotex) in connection with those companies’ respective abbreviated new drug applications filed with the FDA for approval to market generic versions of enzalutamide. The generic manufacturers are challenging patents, which expire as early as 2026, covering enzalutamide and treatments for prostate cancer. In May 2017, the Medivation Group filed a patent-infringement suit against Roxane Laboratories Inc. (Roxane) in the same court in connection with Roxane’s abbreviated new drug application with the FDA for approval to market a generic version of enzalutamide. In June and July 2018, we settled all of our claims against Actavis and Apotex, respectively, on terms not material to Pfizer.
Inlyta (axitinib)
In April 2018, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Inlyta. Apotex Inc. asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In May 2018, we filed suit against Apotex Inc. in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actions In Which We Are The Defendant
Inflectra (infliximab-dyyb)
In March 2015, Janssen and New York University, together, brought a patent-infringement action in the U.S. District Court for the District of Massachusetts against Hospira, Celltrion Healthcare Co. Ltd. and Celltrion Inc. alleging that infliximab-dyyb, to be marketed by Hospira in the U.S. under the brand name Inflectra, would infringe six patents relating to infliximab, its manufacture and use. Claims with respect to four of the patents were dismissed by the plaintiffs, leaving two patents at issue: the infliximab antibody patent and a patent relating to cell culture media. In January 2018, the antibody patent was declared invalid by the Court of Appeals for the Federal Circuit. In July 2018, the U.S. District Court for the District of Massachusetts granted defendants’ motion for summary judgment and ruled that the patent relating to cell culture media was not infringed.
Bavencio (avelumab)
In July 2017, BMS, E.R. Squibb & Sons LLC, Ono Pharmaceutical Co. Ltd., and Tasuku Honjo brought a patent-infringement action in the U.S. District Court for the District of Delaware against Pfizer, Merck KGaA, and EMD Serono, Inc., alleging that Bavencio (avelumab) infringes one patent relating to methods for treating tumors with anti-PD-L1 antibodies, which expires in 2023.
A2. Legal Proceedings––Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of July 1, 2018, approximately 56,760 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
A number of individual and multi-plaintiff lawsuits have been filed against us in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages.
In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Lipitor (Atorvastatin Calcium) Marketing, Sales Practices and Products Liability Litigation (No. II) MDL-2502) in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the Multi-District Litigation were remanded to certain state courts. In January 2017, the District Court granted our motion for summary judgment, dismissing substantially all of the remaining cases pending in the Multi-District Litigation. In January 2017, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. In June 2018, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court’s decision.
Viagra
A number of individual and multi-plaintiff lawsuits have been filed against us in various federal and state courts alleging that the plaintiffs developed melanoma and/or the exacerbation of melanoma purportedly as a result of the ingestion of Viagra. Plaintiffs seek compensatory and punitive damages.
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
Intravenous Solutions
Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Hospira, Hospira Worldwide, Inc. and certain other defendants relating to intravenous saline solution. Plaintiffs seek to represent a class consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. All of these actions have been consolidated in the U.S. District Court for the Northern District of Illinois. In July 2018, the District Court granted defendants’ motions to dismiss the consolidated amended complaint without prejudice. On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, which includes intravenous saline solution, to ICU Medical. The litigation is the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement.
Separately, in April 2017, Pfizer, Hospira and two employees of Pfizer received grand jury subpoenas issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoenas seek documents related to the sale, manufacture, pricing and shortages of intravenous solutions, including saline, as well as communications among industry participants regarding these issues. The Department of Justice investigation is also the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement. In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira for similar information. Hospira has produced records to the New York Attorney General and coordinated with ICU Medical to produce records to the U.S. Department of Justice.
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
Eliquis
A number of individual and multi-plaintiff lawsuits have been filed against us and BMS in various federal and state courts pursuant to which plaintiffs seek to recover for personal injuries, including wrongful death, due to bleeding allegedly as a result of the ingestion of Eliquis. Plaintiffs seek compensatory and punitive damages.
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
EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan N.V., and Mylan N.V. Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In August 2017, a similar lawsuit brought in the U.S. District Court for the District of New Jersey on behalf of a purported class of direct purchaser plaintiffs against Pfizer, King, Meridian and Mylan was voluntarily dismissed without prejudice. Against Pfizer and/or its affiliates, plaintiffs generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust or consumer protection laws. At least one lawsuit also alleges that Pfizer and/or Mylan N.V. violated the federal Racketeer Influenced and Corrupt Organizations Act. Plaintiffs also filed various consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan Pharmaceuticals regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2009. In August 2017, the actions were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation (In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices and Antitrust Litigation, MDL-2785) in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan N.V. and/or its affiliates to which Pfizer, King and Meridian are not parties.
Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against us involve Nexium 24HR and/or Protonix and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In August 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re: Proton-Pump Inhibitor Products Liability Litigation (No. II)) in the U.S. District Court for the District of New Jersey.

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
Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. We have accrued for the estimated costs of the site remedies for the North Haven and Bound Brook facilities.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the Federal District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2018, the U.S. Department of Justice requested documents related to this matter, which we will be providing.
Allergan Complaint for Indemnity
In August 2018, Pfizer was named as a defendant in a third-party complaint for indemnity, along with King Pharmaceuticals LLC, a Pfizer subsidiary (King), filed by Allergan Finance LLC (Allergan) in a Multi-District Litigation (In re National Prescription Opiate Litigation MDL 2804) in the U.S. District Court for the Northern District of Ohio. The lawsuit asserts claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer's acquisition of King in 2010.
A4. Legal Proceedings––Government Investigations

Like other pharmaceutical companies, we are subject to investigations and extensive regulation by government agencies in the U.S., other developed markets and multiple emerging markets in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges, and substantial fines and/or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government. Among the investigations by government agencies are the matters discussed below.
Phenytoin Sodium Capsules
In 2012, Pfizer sold the U.K. Marketing Authorisation for phenytoin sodium capsules to a third party, but retained the right to supply the finished product to that third party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws. In December 2016, the CMA imposed a £84.2 million fine on Pfizer and Pfizer Limited. Pfizer appealed the CMA decision to The Competition Appeal Tribunal in February 2017. On June 7, 2018, the Competition Appeal Tribunal overturned the CMA decision as well as the associated fine. On June 28, 2018, the CMA sought permission to appeal the Competition Appeal Tribunal’s judgment.
Greenstone Investigations
As of July 2017, the U.S. Department of Justice’s Antitrust Division is investigating our Greenstone generics business. We believe this is related to an ongoing antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone. In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. We have been providing information pursuant to these requests.
Intravenous Solutions
See Note 12A2. Legal Proceedings––Product Litigation––Intravenous Solutions above for information regarding government investigations related to sales of intravenous solution products.
Contracts with Iraqi Ministry of Health
See Note 12A3. Legal Proceedings––Commercial and Other Matters––Contracts with Iraqi Ministry of Health above for information regarding government investigations related to contracts with the Iraqi Ministry of Health.

A5. Legal Proceedings--Matters Resolved During the First Six Months of 2018
During 2018, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex
Beginning in July 2014, purported class actions were filed in the U.S. District Court for the Eastern District of Virginia against Pfizer and certain subsidiaries of Pfizer relating to Celebrex. The plaintiffs sought to represent U.S. nationwide or multi-state classes consisting of persons or entities who directly purchased from the defendants, or indirectly purchased or reimbursed patients for some or all of the purchase price of, Celebrex or generic Celebrex from May 31, 2014 until the cessation of the defendants’ allegedly unlawful conduct. The plaintiffs alleged delay in the launch of generic Celebrex in violation of federal antitrust laws or certain state antitrust, consumer protection and various other laws as a result of Pfizer fraudulently obtaining and improperly listing a patent on Celebrex, engaging in sham litigation and prolonging the impact of sham litigation through settlement activity that further delayed generic entry. Each of the actions sought treble damages on behalf of the putative class for alleged price overcharges for Celebrex since May 31, 2014. In December 2014, the District Court granted the parties’ joint motions to consolidate the direct purchaser and end-payer cases, and all such cases were consolidated as of March 2015. In October 2014 and March 2015, we filed motions to dismiss the direct purchasers’ and end-payers’ amended complaints, respectively. In November 2015, the District Court denied in part and granted in part our motion to dismiss the direct purchasers’ amended complaint. In February 2016, the District Court denied in part and granted in part our motion to dismiss the end-payers’ amended complaint, and in August 2016, the District Court dismissed substantially all of the end-payers’ remaining claims. In February 2017, the District Court dismissed with prejudice all of the end-payers’ claims. In March 2017, the end-payers appealed the District Court’s order dismissing their claims with prejudice to the U.S. Court of Appeals for the Fourth Circuit. In August 2017, the District Court granted the direct purchasers’ motion for class certification. In November 2017, Pfizer and the direct purchasers entered into an agreement to resolve the direct purchasers’ class action for $94 million. In April 2018, the court approved the agreement. In November 2017, Pfizer and the end-payers entered into an agreement to resolve the claims of the end-payer plaintiffs on terms not material to Pfizer.
Subpoenas relating to Copayment Assistance Organizations
In December 2015 and July 2016, Pfizer received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to the Patient Access Network Foundation and other 501(c)(3) organizations that provide financial assistance to Medicare patients. In May 2018, Pfizer entered into a civil settlement to resolve the matter. Pfizer paid $23.85 million to the United States, and entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services.
Civil Investigative Demand relating to Pharmacy Benefit Managers
In March 2016, Pfizer received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York (SDNY) related to Pfizer’s contractual relationships with pharmacy benefit managers with respect to certain pharmaceutical products over the period from January 1, 2006 to the present. We have provided information to the government in response to this Civil Investigative Demand. In July 2018, Pfizer was served with a qui tam complaint that appears to be related to the SDNY investigation. The complaint was unsealed following the government’s decision not to intervene in the case.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 1, 2018 the estimated fair value of these indemnification obligations was not significant.
Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
C. Certain Commitments

•
Accelerated share repurchase agreement––On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock. Pursuant to the terms of the agreement, on March 14, 2018, we paid $4.0 billion to Citibank and received an initial delivery of approximately 87 million shares of our common stock from Citibank at a price of $36.61 per share, which represented, based on the closing price of our common stock on the NYSE on March 12, 2018, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of July 1, 2018, the common stock received is included in Treasury stock. At settlement of the agreement, which is expected to occur during the third quarter of 2018, Citibank may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to Citibank, with the number of shares to be delivered or the amount of such payment, as well as the final average price per share, based on the difference between the volume-weighted average price, less a discount, of Pfizer’s common stock during

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, as well as other share repurchases through July 1, 2018, our remaining share-purchase authorization was approximately $10.3 billion at July 1, 2018.

•
Corporate headquarters lease agreement––In April 2018, we entered an agreement to lease space in an office building in the Hudson Yards neighborhood of New York City. We will relocate our global headquarters to this property with occupancy expected beginning in 2022. Our future minimum rental commitment under this 20-year lease is approximately $1.7 billion. In July 2018, we completed the sale of our current headquarters at 219 and 235 East 42nd Street. We also agreed to lease these properties from the buyer while we complete our relocation.

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
As described in Note 1A, the February 3, 2017 sale of HIS impacted our results of operations in 2017.
Operating Segments

Some additional information about our business segments as of July 1, 2018 follows:

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
- Viagra*
- Inflectra/Remsima
- Several sterile injectable products

*
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra worldwide revenues are reported in EH.

The following organizational change impacted our operating segments in 2018:

•
Effective in the first quarter of 2018, certain costs for Pfizer’s StratCO group, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. StratCO costs primarily include headcount costs, vendor costs and data costs largely in support of Pfizer’s commercial operations. The majority of the StratCO costs reflect additional amounts that our operating segments may have generally incurred had each segment operated as a standalone company during the periods presented. The reporting change was made to streamline accountability and speed decision making. In the second quarter of 2017, we reclassified approximately $120 million of costs from IH,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $45 million of costs from EH and approximately $12 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first six months of 2017, we reclassified approximately $218 million of costs from IH, approximately $78 million of costs from EH and approximately $21 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.
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

•
Other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production). In connection with the StratCO reporting change, in the second quarter of 2017, we reclassified approximately $120 million of costs from IH, approximately $45 million of costs from EH and approximately $12 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first six months of 2017, we reclassified approximately $218 million of costs from IH, approximately $78 million of costs from EH and approximately $21 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $165 billion as of July 1, 2018 and $172 billion as of December 31, 2017.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Reportable Segments:
IH(b)	$8,273	$7,671	$5,100	$4,786
EH(b)	5,193	5,226	2,818	2,832
Total reportable segments	13,466	12,896	7,918	7,619
Other business activities(c), (d)	—	—	(669)	(758)
Reconciling Items:
Corporate(b), (d)	—	—	(1,144)	(1,209)
Purchase accounting adjustments(d)	—	—	(1,134)	(1,201)
Acquisition-related costs(d)	—	—	(62)	(68)
Certain significant items(e)	—	—	(20)	(191)
Other unallocated(b), (d)	—	—	(362)	(377)
	$13,466	$12,896	$4,527	$3,815

	Six Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Reportable Segments:
IH(b)	$16,102	$15,086	$10,031	$9,534
EH(b)	10,271	10,590	5,606	5,871
Total reportable segments	26,373	25,675	15,636	15,405
Other business activities(c), (d)	—	—	(1,394)	(1,445)
Reconciling Items:
Corporate(b), (d)	—	—	(2,296)	(2,545)
Purchase accounting adjustments(d)	—	—	(2,355)	(2,373)
Acquisition-related costs(d)	—	—	(110)	(192)
Certain significant items(e)	—	—	(221)	(348)
Other unallocated(b), (d)	—	—	(607)	(736)
	$26,373	$25,675	$8,654	$7,767

(a)
Income from continuing operations before provision for taxes on income. IH’s earnings include dividend income of $76 million and $114 million in the second quarter of 2018 and 2017, respectively, and $135 million and $157 million in the first six months of 2018 and 2017, respectively, from our investment in ViiV. For additional information, see Note 4.

(b)
In connection with the StratCO reporting change, in the second quarter of 2017 we reclassified approximately $120 million of costs from IH, approximately $45 million of costs from EH and approximately $12 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first six months of 2017, we reclassified approximately $218 million of costs from IH, approximately $78 million of costs from EH and approximately $21 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

For Earnings in the second quarter of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $42 million, (ii) a net credit for certain legal matters of $88 million, (iii) adjustments of $2 million income to amounts previously recorded to write down the HIS net assets to fair value less costs to sell, (iv) certain asset impairments of $31 million, (v) charges for business and legal entity alignment of $1 million and (vi) other charges of $37 million. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the second quarter of 2017, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $49 million, (ii) an incremental charge to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $28 million, (iii) charges for business and legal entity alignment of $17 million and (iv) other charges of $97 million. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the first six months of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $93 million, (ii) net credits for certain legal matters of $107 million, (iii) adjustments to amounts previously recorded to write down the HIS net assets to fair value less costs to sell of $1 million, (iv) certain asset impairments of $31 million, (v) charges for business and legal entity alignment of $4 million and (vi) other charges of $199 million, which primarily includes $119 million, in the aggregate, for a special one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA on us. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the first six months of 2017, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $79 million, (ii) charges for certain legal matters of $8 million, (iii) adjustments to amounts previously recorded to the write-down the HIS net assets to fair value less costs to sell of $64 million, (iv) charges for business and legal entity alignment of $38 million and (v) other charges of $158 million. For additional information, see Note 2B, Note 3 and Note 4.

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
B. Geographic Information
As described in Note 1A, the February 3, 2017 sale of HIS impacted our results of operations in 2017.

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
U.S.	$6,225	$6,345	(2)	$12,500	$12,982	(4)
Developed Europe(a)	2,334	2,124	10	4,426	4,145	7
Developed Rest of World(b)	1,694	1,611	5	3,155	3,165	—
Emerging Markets(c)	3,214	2,815	14	6,292	5,382	17
Revenues	$13,466	$12,896	4	$26,373	$25,675	3

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.9 billion and $1.7 billion in the second quarter of 2018 and 2017, respectively, and $3.6 billion and $3.3 billion in the first six months of 2018 and 2017, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues
As described in Note 1A, the February 3, 2017 sale of HIS impacted our results of operations in 2017.

The following table provides detailed revenue information:
(MILLIONS OF DOLLARS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
TOTAL REVENUES		$13,466	$12,896	$26,373	$25,675
PFIZER INNOVATIVE HEALTH (IH)(a)		$8,273	$7,671	$16,102	$15,086
Internal Medicine		$2,530	$2,412	$4,876	$4,789
Lyrica IH(b)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,134	1,101	2,266	2,231
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	889	605	1,654	1,169
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	277	248	528	487
BMP2	Development of bone and cartilage	80	57	153	119
Toviaz	Overactive bladder	70	62	130	125
Viagra IH(c)	Erectile dysfunction	—	255	—	505
All other Internal Medicine	Various	79	84	145	153
Vaccines		$1,400	$1,270	$2,863	$2,735
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,250	1,154	2,631	2,547
FSME/IMMUN-TicoVac	Tick-borne encephalitis vaccine	73	50	105	76
All other Vaccines	Various	77	66	127	112
Oncology		$1,822	$1,589	$3,519	$2,935
Ibrance	Advanced breast cancer	1,027	853	1,960	1,532
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	275	279	537	529
Xtandi alliance revenues	Castration-resistant prostate cancer	171	141	330	272
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	137	155	290	296
Inlyta	Advanced RCC	81	88	155	172
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	77	59	138	106
All other Oncology	Various	53	14	109	28
Inflammation & Immunology (I&I)		$1,064	$992	$1,933	$1,863
Enbrel (Outside the U.S. and Canada)	Rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	551	617	1,057	1,205
Xeljanz	Rheumatoid arthritis, psoriatic arthritis, ulcerative colitis	463	336	788	587
Eucrisa	Mild-to-moderate atopic dermatitis (eczema)	39	9	65	17
All other I&I	Various	11	31	22	54
Rare Disease		$571	$562	$1,120	$1,069
BeneFIX	Hemophilia	141	153	288	302
Genotropin	Replacement of human growth hormone	140	135	272	238
Refacto AF/Xyntha	Hemophilia	141	139	271	269
Somavert	Acromegaly	68	61	131	117
All other Rare Disease	Various	81	74	157	141
Consumer Healthcare		$886	$846	$1,791	$1,694
PFIZER ESSENTIAL HEALTH (EH)(d)		$5,193	$5,226	$10,271	$10,590
Legacy Established Products (LEP)(e)		$2,695	$2,707	$5,331	$5,313
Lipitor	Reduction of LDL cholesterol	521	445	1,032	849
Norvasc	Hypertension	271	231	526	458
Premarin family	Symptoms of menopause	210	245	401	473
Zithromax	Bacterial infections	72	62	162	140
Xalatan/Xalacom	Glaucoma and ocular hypertension	85	81	157	158
Zoloft	Depression and certain anxiety disorders	77	69	151	137
Effexor	Depression and certain anxiety disorders	79	73	150	139
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	95	90	148	171
Xanax	Anxiety disorders	56	52	111	107
Sildenafil Citrate	Erectile dysfunction	8	—	71	—
All other LEP	Various	1,220	1,360	2,424	2,681

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Sterile Injectable Pharmaceuticals (SIP)(f)		$1,329	$1,444	$2,688	$2,996
Sulperazon	Treatment of infections	150	110	319	232
Medrol	Steroid anti-inflammatory	104	123	223	243
Fragmin	Slows blood clotting	74	71	145	142
Tygacil	Tetracycline class antibiotic	63	57	126	131
Zosyn/Tazocin	Antibiotic	58	40	119	78
Precedex	Sedation agent in surgery or intensive care	64	67	119	132
All other SIP	Various	815	975	1,638	2,038
Peri-LOE Products(g)		$773	$782	$1,509	$1,604
Viagra EH(c)	Erectile dysfunction	185	93	372	183
Celebrex	Arthritis pain and inflammation, acute pain	161	178	306	353
Vfend	Fungal infections	110	101	207	208
Lyrica EH(b)	Epilepsy, neuropathic pain and generalized anxiety disorder	88	154	170	294
Zyvox	Bacterial infections	66	75	134	152
Revatio	Pulmonary arterial hypertension	54	67	109	131
Pristiq	Depression	51	46	104	161
All other Peri-LOE Products	Various	59	68	107	121
Biosimilars(h)	Various	$188	$121	$361	$226
Inflectra/Remsima	Inflammatory diseases	158	94	303	172
All other Biosimilars	Various	29	27	58	54
Pfizer CentreOne(i)		$209	$171	$381	$353
Hospira Infusion Systems (HIS)(j)	Various	$—	$—	$—	$97
Total Lyrica(b)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,223	$1,254	$2,436	$2,526
Total Viagra(c)	Erectile dysfunction	$185	$349	$372	$687
Total Alliance revenues	Various	$987	$715	$1,842	$1,370

(a)	The IH business encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare.

(b)
Lyrica revenues from all of Europe, Russia, Turkey, Israel and Central Asia countries are included in Lyrica EH. All other Lyrica revenues are included in Lyrica IH. Total Lyrica revenues represent the aggregate of worldwide revenues from Lyrica IH and Lyrica EH.

(c)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra revenues are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary companies (the Company) as of July 1, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 1, 2018 and July 2, 2017, the related condensed consolidated statements of cash flows for the six-month periods ended July 1, 2018 and July 2, 2017 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 9, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 55

This section provides information about the following: Our Business; our performance during the second quarter and first six months of 2018 and 2017; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2018.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 69

This section discusses updates to our 2017 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements. For additional discussion of our accounting policies, see Notes to Consolidated Financial Statements—Note 1. Basis of Presentation and Significant Accounting Policies.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 70
This section includes the following sub-sections:
	○ Revenues by Segment and Geography	Beginning on page 70
This sub-section provides an overview of revenues by segment and geography as well as revenue deductions
	○ Revenues - Selected Product Discussion	Beginning on page 74
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 80
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 84
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 87
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 87
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 93
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 101
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 101
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 103
This section provides an analysis of our cash flows for the first six months of 2018 and 2017.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 104

This section provides an analysis of selected measures of our liquidity and of our capital resources as of July 1, 2018 and December 31, 2017, as well as a discussion of our outstanding debt and other commitments that existed as of July 1, 2018 and December 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 107
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 109

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A, relating to, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, plans to organize our commercial operations into three businesses effective at the beginning of the company's 2019 fiscal year, business-development plans, manufacturing and products supply, and plans relating to share repurchases and dividends. Also included in this section is a discussion of legal proceedings and contingencies.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Revenues	$13,466	$12,896	4	$26,373	$25,675	3

Cost of sales(a)	2,916	2,660	10	5,479	5,128	7
% of revenues	21.7%	20.6%		20.8%	20.0%

Selling, informational and administrative expenses(a)	3,542	3,430	3	6,954	6,745	3
% of revenues	26.3%	26.6%		26.4%	26.3%

Research and development expenses(a)	1,797	1,787	1	3,540	3,502	1
% of revenues	13.3%	13.9%		13.4%	13.6%

Amortization of intangible assets	1,191	1,208	(1)	2,387	2,394	—
% of revenues	8.8%	9.4%		9.1%	9.3%

Restructuring charges and certain acquisition-related costs	44	70	(36)	87	153	(43)
% of revenues	0.3%	0.5%		0.3%	0.6%

Other (income)/deductions––net	(551)	(75)	*	(728)	(14)	*
Income from continuing operations before provision for taxes on income	4,527	3,815	19	8,654	7,767	11
% of revenues	33.6%	29.6%		32.8%	30.2%

Provision for taxes on income	648	739	(12)	1,204	1,560	(23)
Effective tax rate	14.3%	19.4%		13.9%	20.1%

Income from continuing operations	3,879	3,077	26	7,450	6,207	20
% of revenues	28.8%	23.9%		28.2%	24.2%

Discontinued operations––net of tax	—	2	*	(1)	1	*

Net income before allocation to noncontrolling interests	3,879	3,078	26	7,449	6,208	20
% of revenues	28.8%	23.9%		28.2%	24.2%

Less: Net income attributable to noncontrolling interests	7	5	30	16	14	16
Net income attributable to Pfizer Inc.	$3,872	$3,073	26	$7,432	$6,194	20
% of revenues	28.8%	23.8%		28.2%	24.1%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.66	$0.52	28	$1.26	$1.04	21
Net income attributable to Pfizer Inc. common shareholders	$0.66	$0.52	28	$1.26	$1.04	21

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.65	$0.51	28	$1.24	$1.02	21
Net income attributable to Pfizer Inc. common shareholders	$0.65	$0.51	28	$1.24	$1.02	21

Cash dividends paid per common share	$0.34	$0.32	6	$0.68	$0.64	6
* Calculation not meaningful or results are equal to or greater than 100%.

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

We manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). For additional information, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Our Strategy––Commercial Operations” section of this MD&A below, including a discussion of our plans to reorganize our operations into three businesses effective at the beginning of fiscal 2019.

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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and six months ended May 27, 2018 and May 28, 2017. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended July 1, 2018 and July 2, 2017.

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

Our other significant business development activities include:

•
On February 3, 2017, we completed the sale of Pfizer’s global infusion systems net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. At closing, we received 3.2 million newly issued shares of ICU Medical common stock, which we initially valued at approximately $428 million, a promissory note in the amount of $75 million and net cash of approximately $200 million before customary adjustments for net working capital. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the second quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the first six months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations. Our financial results, and EH’s operating results, for 2018 do not reflect any contribution from HIS global operations.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. for $1,040 million, composed of cash and contingent consideration. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the second quarter and first six months of 2017 reflect approximately three months and five months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca. Our financial results, EH’s operating results, and cash flows for the second quarter and first six months of 2018 reflect three months and six months, respectively, of the small molecule anti-infective business acquired from AstraZeneca.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment and the “Our Strategy” and “Our Business Development Initiatives” sections of this MD&A below.

Impact of Hurricanes in Puerto Rico

We have manufacturing and commercial operations in Puerto Rico, which were impacted by the hurricanes toward the end of the third quarter in 2017. While our three manufacturing sites sustained some damage and became inoperable due to issues impacting Puerto Rico overall, all three sites have resumed operations and remediation activities will continue through the remainder of the year. Given prior inoperability along with ongoing remediation of our sites, there could be certain product shortages in the coming months. Our commercial sales offices in Puerto Rico have been operational since October 2017.
Product Manufacturing

We periodically encounter difficulties or delays in manufacturing, including due to suspension of manufacturing or voluntary recall of a product, or legal or regulatory actions such as warning letters. In February 2017, for example, we received a warning letter from the FDA communicating the FDA’s view that certain violations of current Good Manufacturing Practice regulations exist at Hospira’s manufacturing facility in McPherson, Kansas. We are undertaking corrective actions to address the concerns raised by the FDA. In January 2018, the FDA upgraded the status of our McPherson, Kansas manufacturing facility to VAI based on an October 2017 inspection. The change to VAI status lifted the compliance hold that the FDA placed on approval of pending applications, and is an important step toward resolving the issues cited in the February 2017 FDA warning letter. In June 2018, the FDA informed us that it has completed an evaluation of corrective actions and closed out the February 2017 warning letter issued to our McPherson, Kansas manufacturing facility after determining that we have addressed the violations contained in the warning letter. Future FDA inspections and regulatory activities will further assess the adequacy and sustainability of these corrections. The site remains in VAI status. Within our Essential Health portfolio, we have been experiencing product shortages with some products. The product shortages are primarily for products from the legacy Hospira portfolio and are largely driven by capacity constraints, technical issues and supplier quality concerns. In addition to the McPherson facility, we continue to remediate issues at other legacy Hospira facilities manufacturing sterile injectables within our Essential Health portfolio. Any continuing product shortage interruption at these manufacturing facilities could negatively impact our financial results, specifically in our SIP portfolio. We continue with our comprehensive remediation plan to upgrade and modernize these facilities, and we expect additional capacity to be available in 2019 onwards.

Our 2018 Performance

Revenues

Revenues in the second quarter of 2018 increased $570 million, or 4%, compared to the same period in 2017, which reflects the favorable impact of foreign exchange of $377 million, or 3%, and an operational increase of $194 million, or 2%. Revenues in the first six months of 2018 increased $698 million, or 3%, compared to the same period in 2017, which reflects the favorable impact of foreign exchange of $806 million, or 3%, and an operational decrease of $109 million.
The following provides an analysis of the changes in revenues for the second quarter and first six months of 2018:

(MILLIONS OF DOLLARS)	Three Months	Six Months
Revenues, for the three and six months ended July 2, 2017	$12,896	$25,675

Operational growth/(decline):
Continued growth from key brands(a) and from recently launched products(b), as well as growth from Biosimilars(c), Xtandi (in the U.S.) and Prevnar/Prevenar 13	767	1,348
Declines from the SIP portfolio (primarily in the U.S.), the Peri-LOE Products portfolio (excluding Viagra EH(d), which was impacted by the shift in the reporting of U.S. and Canada Viagra revenues to EH), total Viagra(d) (primarily in the U.S.), Enbrel (driven by declines in most developed Europe markets) and the LEP portfolio (primarily in developed markets)	(653)	(1,463)
Disposition-related impact of the February 2017 sale of HIS(e)	—	(97)
Other operational factors, net	79	103
Operational growth, net	194	(109)

Operational revenues	13,090	25,566
Favorable impact of foreign exchange	377	806
Revenues, for the three and six months ended July 1, 2018	$13,466	$26,373

(a)	Key brands represent Eliquis, Ibrance and Xeljanz (globally).

(b)	Growth from recently launched products include Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe.

(c)	Growth in Biosimilars was primarily from Inflectra in certain channels in the U.S., as well as in developed Europe.

(d)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra revenues are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

(e)
Impact on financial results for the sale of HIS in February 2017. The first six months of 2018 do not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017.

For worldwide revenues, by geography, for selected products, see the discussion in the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues––Selected Product Discussion” section of this MD&A. For additional information regarding the primary indications or class of certain products, see Notes to Condensed Consolidated Financial Statements––Note 13C. Segment, Geographic and Other Revenue Information: Other Revenue Information.
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues and Product Developments––Revenues by Segment and Geography” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increase in Income from continuing operations before provision for taxes on income for the second quarter and first six months of 2018:

(MILLIONS OF DOLLARS)	Three Months	Six Months
Income from continuing operations before provision for taxes on income, for the three months and six months ended July 2, 2017	$3,815	$7,767
Favorable change in revenues	570	698
Favorable/(unfavorable) changes:
Higher net unrealized gains on equity securities(a)	226	337
Higher income from collaborations, out-licensing arrangements and sales of compound/product rights(a)	137	231
Higher net periodic benefit credits other than service costs(a)	76	220
Lower certain legal matters, net(a)	91	119
Higher Cost of sales(b)	(256)	(351)
Higher Selling, information and administrative expenses(c)	(112)	(209)
Lower gains on asset disposals(a)	(18)	(89)
All other items, net	(3)	(68)
Income from continuing operations before provision for taxes on income, for the three months and six months ended July 1, 2018	$4,527	$8,654

(a)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(b)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(c)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with generic manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Many of our branded products have multiple patents that expire at varying dates, thereby strengthening our overall patent protection. However, once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we lose exclusivity on these products, and generic pharmaceutical manufacturers generally produce similar products and sell them for a lower price. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our patents is found to be invalid by judicial, court or administrative proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In June 2018, the Patent Trial and Appeal Board ruled on one patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent has appealed the decision. Challenges to other patents remain pending before the U.S. Patent and Trademark Office. The invalidation of these patents could potentially allow a competitor pneumococcal vaccine into the marketplace.
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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$117	$81	$218	$139
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The first six months of 2018 also reflected a favorable true-up associated with the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods.	73	95	75	132

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. We believe that medicines are amongst the most powerful tool for patients in curing, treating and preventing illness and disability, and that all patients should have appropriate access to the medicines their doctors prescribe. We may consider a number of factors when determining a medicine’s price, including, for example, its impact on patients and their disease, other available treatments, the medicine’s potential to reduce other healthcare costs (such as hospital stays), and affordability. Within the U.S., in particular, we may also engage with patients, doctors and healthcare plans regarding their views. We also negotiate with insurers, including PBMs and MCOs, often providing significant discounts to them from the initial price. The price that patients pay in the U.S. for the medicines their physicians prescribe is ultimately set by healthcare providers and insurers. On average, in the U.S., insurers cover a much lower share of prescription drug costs than medical services, which results in a greater proportion of out-of-pocket costs being passed on to patients for medicines, thereby making them less accessible and affordable. We will continue to work with insurance providers, governments and others to improve access to today’s innovative treatments.
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
We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. The likelihood of such a repeal currently appears low given the failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. Although the revenues generated for Pfizer by the health insurance exchanges under the ACA are minor, there is no assurance that any future replacement, modification or repeal of the ACA will not adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. We also may face uncertainties if our industry is looked to for savings to fund certain legislation, such as lifting the debt ceiling. One recent example is the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D “coverage gap” from 50% to 70%, which will modestly reduce our future Medicare Part D revenues.
In May 2018, President Trump released his Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (Blueprint). Pfizer communicated a formal response to the request for information that accompanied the Blueprint, and intends to participate in the rule-making process to advance the proposals that are most likely to bring meaningful out-of-pocket cost relief to patients. Certain proposals in the Blueprint could cause significant operational and reimbursement changes for the pharmaceutical industry. On July 10, 2018, Pfizer decided to defer price increases that were effective July 1, 2018, and return those prices to their pre-July 1, 2018 levels. In addition, the price declines that we took as of July 1, 2018 remain in effect.
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
In addition, several important multilateral organizations, such as the United Nations (UN) and the Organization for Economic Cooperation and Development (OECD), are increasing scrutiny of international pharmaceutical pricing through issuing reports and policy recommendations (e.g., 2016 UN High Level Panel Report on Access to Medicines and 2017 OECD Report on New Health Technologies––Managing Access, Value and Sustainability). The recommendations from these reports and others expected soon will continue to exert additional pricing pressures.
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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela and Argentina, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” and the “Our Financial Guidance for 2018” sections of this MD&A.

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

We generated approximately 2% of our worldwide revenues from the U.K. in 2017 and in the first six months of 2018, including the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
Pfizer’s preparations are well advanced to make the changes necessary to meet EU legal requirements after the U.K. is no longer a member state, especially in the regulatory, manufacturing and supply chain areas. The aim is to ensure the continuity of supply to patients in Europe (EU and U.K.) and other global markets impacted by these changes. The one-time costs of making these adaptations are currently estimated at approximately $100 million.

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
In July 2018, we announced we will organize our company into three businesses. We expect higher and more sustained growth post-2020 after our near-term patent expirations occur and we believe the following structure better positions each business to achieve its growth potential:

•
a science-based Innovative Medicines business, which will include all of our current Innovative Health business units (except for Consumer Healthcare) as well as biosimilars and a new Hospital Medicines business unit that will commercialize our global portfolio of sterile injectable and anti-infective medicines;

•	an off-patent branded and generic Established Medicines business; and

•	a Consumer Healthcare business, for which we continue to evaluate strategic alternatives, with a decision expected in 2018.
These changes will be effective at the beginning of our 2019 fiscal year. We will provide financial reporting to reflect this reorganization beginning in the first quarter of 2019.

Some additional information about our business segments as of July 1, 2018 follows:

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
Leading brands include: - Lipitor - Premarin family - Norvasc - Lyrica (Europe, Russia, Turkey, Israel and Central Asia countries) - Celebrex - Viagra* - Inflectra/Remsima - Several sterile injectable products
*Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra worldwide revenues are reported in EH.
For additional information about the 2018 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.

Description of Research and Development Operations

Innovation is critical to the success of our company, and drug discovery and development is time-consuming, expensive and unpredictable. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. Our R&D priorities include:

•	delivering a pipeline of differentiated therapies and vaccines with the greatest medical and commercial potential;

•	advancing our capabilities that can position Pfizer for long-term leadership; and

•	creating new models for biomedical collaboration that will expedite the pace of innovation and productivity.
To that end, our R&D primarily focuses on:

•	Biosimilars;

•	Inflammation and Immunology;

•	Internal Medicine;

•	Oncology;

•	Rare Diseases; and

•	Vaccines.
In January 2018, we announced our decision to end internal neuroscience discovery and early development efforts and re-allocate funding to other areas where we have stronger scientific leadership. The development of tanezumab and potential treatments for rare neuromuscular disorders is not impacted by this decision. In June 2018, we announced our plan to invest $600 million in biotechnology and other emerging growth companies through Pfizer Ventures, our venture investment vehicle. Pfizer Ventures will seek to invest approximately 25% of its available capital ($150 million) in promising early-stage neuroscience companies. In addition to increased funding, we will extend our leadership as a venture capital investor with an expanded team that leverages expertise across venture capital investing, business development, drug discovery and clinical development. The new organization consolidates R&D Innovate, Pfizer’s R&D equity investment vehicle, with Pfizer Venture Investments, our long-standing venture investment group.

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
We remain focused on achieving an appropriate cost structure for our company. For additional information about our cost-reduction and productivity initiatives, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Increasing Investment in the U.S.––After evaluating the expected positive net impact the TCJA will have on us, we decided to take several actions:

•
Over the next five years, we plan to invest approximately $5.0 billion in capital projects in the U.S., including the strengthening of our manufacturing presence in the U.S. As part of this plan, in July 2018, we announced that we will increase our commitment to U.S. manufacturing with a $465 million investment to build one of the most technically advanced sterile injectable pharmaceutical production facilities in the world in Portage, Michigan. This U.S. investment will strengthen our capability to produce and supply critical, life-saving injectable medicines for patients around the world. Known as Modular Aseptic Processing, the new, multi-story, 400,000-square-foot production facility will also support the area economy by creating an estimated 450 new jobs over the next several years.

•	We made a $500 million voluntary contribution to our U.S. pension plan in February 2018.

•
In the fourth quarter of 2017, we made a $200 million charitable contribution to the Pfizer Foundation, an organization that provides grant and investment funding to support organizations and social entrepreneurs in an effort to improve healthcare delivery.

•	In the first quarter of 2018, we paid a special, one-time bonus to virtually all Pfizer colleagues, excluding executives, of $119 million in the aggregate.
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen one or both of our businesses and their capabilities, such as our acquisitions of Hospira, Medivation, Anacor, and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies, such as our collaborations with OPKO and Merck KGaA. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses.

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

For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment.
The more significant transactions and events are described below:

•
Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)––On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, to ICU Medical. In connection with this transaction, we recognized pre-tax income of approximately $2 million in the second quarter of 2018 and a pre-tax loss of approximately $1 million in the first six months of 2018, and we recognized pre-tax losses of approximately $28 million and $64 million in the second quarter and first six months of 2017, respectively, in Other (income)/deductions––net, representing adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell. We may record additional adjustments to the loss on the sale of HIS net assets in future periods, which we do not expect to have a material impact on our consolidated financial statements.

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

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase 3 clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately 12 quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter of 2018 totaled $16.9 million and for the first six months of 2018 totaled $31.3 million. The reduction to Research and development expenses for the second quarter of 2017 totaled $14.8 million and for the first six months of 2017 totaled $32.0 million. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase 3 clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the second quarter of 2018 totaled $28.4 million and for the first six months of 2018 totaled $51.6 million. The reduction to Research and development expenses for the second quarter of 2017 totaled $12.3 million and for the first six months of 2017 the totaled $26.8 million. If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.
For a description of the more significant recent transactions through February 22, 2018, the filing date of our 2017 Form 10-K, see the “Our Business Development Initiatives” section of our 2017 Financial Report.
Our Financial Guidance for 2018
On July 31, 2018, we updated our 2018 financial guidance. Specifically:

•
Revenue guidance was updated solely to reflect recent unfavorable changes in foreign exchange rates in relation to the U.S. dollar from mid-April 2018 to mid-July 2018, primarily the weakening of the euro, Chinese yuan and Japanese yen.

•
Guidance for Adjusted R&D expenses was updated primarily to reflect higher anticipated spend in the second half of 2018 than previously projected, largely related to our late-stage development programs.

•
Guidance for Adjusted other (income)/deductions was updated primarily to reflect unrealized net gains on equity securities, one-time milestone payments from certain collaborations and out-licensing arrangements and a gain on the sale of certain compound/product rights in the first-half of 2018.

•
Guidance for the effective tax rate on Adjusted income was updated primarily to reflect our evolving understanding of the impact of the TCJA on our business. Although these estimates continue to be subject to further analysis, interpretation and clarification of the TCJA, our current expectation is that this revised tax rate guidance will be sustainable beyond 2018.

Pfizer’s updated 2018 financial guidance is presented below(a), (b):
Revenues	$53.0 to $55.0 billion
(previously $53.5 to $55.5 billion)
Adjusted cost of sales as a percentage of revenues	20.5% to 21.5%
Adjusted selling, informational and administrative expenses	$14.0 to $15.0 billion
Adjusted research and development expenses	$7.7 to $8.1 billion
(previously $7.4 to $7.9 billion)
Adjusted other (income)/deductions	Approximately $1.0 billion of income
(previously approximately $400 million of income)
Effective tax rate on adjusted income	Approximately 16.0%
(previously approximately 17.0%)
Adjusted diluted EPS	$2.95 to $3.05
(previously $2.90 to $3.00)

(a)	The 2018 financial guidance reflects the following:

•	A full year contribution from Consumer Healthcare. Pfizer continues to expect that any decision regarding strategic alternatives for Consumer Healthcare would be made during 2018.

•	Does not assume the completion of any business development transactions not completed as of July 1, 2018, including any one-time upfront payments associated with such transactions.

•
Guidance for Adjusted other (income)/deductions does not attempt to forecast unrealized net gains or losses on equity securities. Pfizer is unable to predict with reasonable certainty unrealized gains or losses on equity securities in a given period. Net unrealized gains and losses on equity securities are now recorded in Adjusted other (income)/deductions during each quarter, reflecting the adoption of a new accounting standard in the first quarter of 2018 (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards). Prior to the adoption of the new standard, net unrealized gains and losses on virtually all equity securities with readily determinable fair values were reported in Accumulated other comprehensive income.

•	Exchange rates assumed are a blend of the actual exchange rates in effect through second-quarter 2018 and mid-July 2018 exchange rates for the remainder of the year.

•
Reflects an anticipated negative revenue impact of $1.9 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection. Assumes no generic competition for Lyrica in the U.S. until June 2019, which is contingent upon a six-month patent-term extension granted by the FDA for pediatric exclusivity, which the company is currently pursuing.

•
Reflects the anticipated favorable impact of approximately $500 million on revenues and approximately $0.03 on adjusted diluted EPS as a result of favorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2017.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.0 billion shares, which reflects share repurchases totaling approximately $6.1 billion already completed in 2018. Dilution related to share-based employee compensation programs is expected to offset by approximately half the reduction in shares associated with these share repurchases.

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
For information about our actual costs and anticipated costs and cost savings associated with our three-year cost-reduction initiative entered into in the fourth quarter of 2016, the Hospira acquisition, our recent business development activities, and our current global commercial structure, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
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

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2017 Form 10-K and Notes to Condensed Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (2017 Form 10-K Note 1D); (ii) Fair Value (2017 Form 10-K Note 1E); (iii) Revenues (Note 1C in this Quarterly Report on Form 10-Q); (iv) Asset Impairments (2017 Form 10-K Note 1K); (v) Income Tax Assets and Liabilities and Income Tax Contingencies (2017 Form 10-K Note 1O); (vi) Pension and Postretirement Benefit Plans (2017 Form 10-K Note 1P); and Legal and Environmental Contingencies (2017 Form 10-K Note 1Q).
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
We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded are provisional as we have not completed our analysis of the complex and far reaching effects of the TCJA. Further, we continue to consider our assertions on any remaining outside basis differences in our foreign subsidiaries as of July 1, 2018 and have not completed our analysis. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during 2018 as we complete our analysis, computations and assertions. We will revise these estimates during the second half of 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the TCJA occurs through legislation, U.S. Treasury actions or other means.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues by Segment and Geography

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	% Change in Revenues
Operating Segments(a):
IH	$8,273	$7,671	$4,576	$4,437	$3,697	$3,233	8	3	14
EH	5,193	5,226	1,649	1,908	3,545	3,318	(1)	(14)	7
Total revenues	$13,466	$12,896	$6,225	$6,345	$7,242	$6,551	4	(2)	11

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017	% Change in Revenues
Operating Segments(a):
IH	$16,102	$15,086	$9,121	$8,930	$6,982	$6,155	7	2	13
EH	10,271	10,590	3,379	4,052	6,891	6,537	(3)	(17)	5
Total revenues	$26,373	$25,675	$12,500	$12,982	$13,873	$12,693	3	(4)	9

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––Second Quarter of 2018 vs. Second Quarter of 2017

The following provides an analysis of the worldwide change in revenues by geographic areas in the second quarter of 2018:
(MILLIONS OF DOLLARS)	Three Months Ended July 1, 2018
	Worldwide	U.S.	International

Operational growth/(decline):
Continued growth from key brands: Eliquis, Ibrance and Xeljanz (globally)	$539	$242	$297
Growth in Prevnar 13/Prevenar 13 revenues (see the "Analysis of the Condensed Consolidated Statements of Income––Selected Product Discussion––Prevnar 13/Prevenar 13 (IH)" section of this MD&A below)	79	37	42
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	65	53	12
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	54	40	14
Growth in Xtandi in the U.S. due to continued growth in metastatic castration-resistant prostate cancer	30	30	—
Lower revenues for total Viagra(a), primarily in the U.S. due to generic competition that began in December 2017	(169)	(172)	3
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(155)	(166)	11
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH(a)), primarily due to expected declines in Lyrica in developed Europe	(127)	(23)	(104)
Decline in the LEP portfolio, driven by lower revenues, primarily in developed markets	(110)	(174)	64
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(93)	—	(93)
Other operational factors, net	79	12	68
Operational growth/(decline), net	194	(120)	315

Favorable impact of foreign exchange	377	—	377
Revenues increase/(decrease)	$570	$(120)	$691

(a)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra revenues are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

Emerging markets revenues increased $399 million, or 14%, in the second quarter of 2018 to $3.2 billion from $2.8 billion, reflecting an operational increase of $327 million, or 12%. Foreign exchange had a favorable impact of approximately 3% on emerging markets revenues. The operational increase in emerging markets was driven by our EH segment, primarily by the Legacy Established Products portfolio and Pfizer CentreOne, as well as Prevenar 13 in our IH segment.

Revenues––First Six Months of 2018 vs. First Six Months of 2017

The following provides an analysis of the change in worldwide revenues by geographic areas in the first six months of 2018:
(MILLIONS OF DOLLARS)	Six Months Ended July 1, 2018
	Worldwide	U.S.	International
Operational growth/(decline):

Continued growth from key brands: Eliquis, Ibrance and Xeljanz (globally)	$1,023	$494	$529
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	120	105	15
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	110	78	32
Growth in Xtandi in the U.S. due to continued growth in metastatic castration-resistant prostate cancer	58	58	—
Growth in Prevnar 13/Prevenar 13 revenues (see the "Analysis of the Condensed Consolidated Statements of Income––Selected Product Discussion––Prevnar 13/Prevenar 13 (IH)" section of this MD&A below)	38	(76)	114
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(391)	(421)	30
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH(a) ), primarily due to expected declines in Lyrica in developed Europe and Pristiq in the U.S. due to generic competition	(339)	(96)	(243)
Lower revenues for total Viagra(a), primarily in the U.S. due to generic competition that began in December 2017	(326)	(326)	—
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(214)	—	(214)
Decline in the LEP portfolio, driven by lower revenues, primarily in developed markets	(193)	(280)	87
Impact on financial results for the sale of HIS in February 2017. The first six months of 2018 do not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017	(97)	(64)	(33)
Other operational factors, net	103	45	58
Operational growth/(decline), net	(109)	(483)	375

Favorable impact of foreign exchange	806	—	806
Revenues increase/(decrease)	$698	$(483)	$1,180

(a)
Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra revenues are reported in EH. Total Viagra revenues in 2017 represent the aggregate of worldwide revenues from Viagra IH and Viagra EH.

Emerging markets revenues increased $910 million, or 17%, in the first six months of 2018 to $6.3 billion from $5.4 billion, reflecting an operational increase of $714 million, or 13%. Foreign exchange had a favorable impact of approximately 4% on emerging markets revenues. The operational increase in emerging markets was driven by our EH segment, primarily by the Legacy Established Products portfolio, as well as Prevenar 13 in our IH segment.
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

The following table provides information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Medicare rebates(a)	$425	$316	$823	$575
Medicaid and related state program rebates(a)	503	451	998	896
Performance-based contract rebates(a), (b)	853	819	1,613	1,547
Chargebacks(c)	1,584	1,480	3,196	2,978
Sales allowances(d)	1,366	1,189	2,694	2,300
Sales returns and cash discounts	363	372	709	697
Total(e)	$5,094	$4,626	$10,033	$8,993

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended July 1, 2018, associated with the following segments: IH ($2.2 billion) and EH ($2.9 billion). For the three months ended July 2, 2017, associated with the following segments: IH ($2.2 billion); and EH ($2.5 billion). For the six months ended July 1, 2018, associated with the following segments: IH ($4.2 billion) and EH ($5.9 billion). For the six months ended July 2, 2017, associated with the following segments: IH ($4.0 billion) and EH ($5.0 billion).

Total revenue deductions for the second quarter of 2018 increased 10% compared to the second quarter of 2017, and total revenue deductions for the first six months of 2018 increased 12% compared to the first six months of 2017, primarily as a result of:

•	an increase in sales allowances as a result of sales growth, primarily in international markets;

•	an increase in Medicare rebates driven by increased sales of IH products through this channel;

•	higher chargebacks to U.S. wholesalers on certain IH and EH products, partially offset by decreases in sales of sterile injectable products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of increased sales of IH products through these programs.
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
•Prevnar 13/Prevenar 13 (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$682	$645	6		$1,508	$1,583	(5)
International	568	510	11	8	1,123	964	17	12
Worldwide revenues	$1,250	$1,154	8	7	$2,631	$2,547	3	2
The growth in the second quarter of 2018 in the U.S. was primarily due to higher government purchases for the pediatric indication, partially offset by the continued decline in revenues for the adult indication due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults aged 65 years and older who have not been previously vaccinated with Prevnar 13), compared to the prior-year period. The decline in the first six months of 2018 in the U.S. was primarily due to timing of government purchases for the pediatric indication and the continued decline in revenues for the adult indication in the U.S. due to the aforementioned smaller remaining “catch up” opportunity for the adult indication compared to the same period in 2017. We expect revenues from the adult indication in the U.S. for 2018 to be flat to declining as the remaining cohort of adults 65 years and over is much more difficult to capture.
The operational growth in the second quarter of 2018 internationally was primarily due to the overall favorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets, as well as the launch of the pediatric indication in China in the second quarter of 2017. The international operational growth in the first six months of 2018 was primarily due to the favorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets, as well as higher volumes for the pediatric indication resulting from the second-quarter 2017 launch in China and increased shipments associated with Gavi, the Vaccine Alliance.
In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations; in this case, during the recently concluded June 2018 meeting, the ACIP presented a tentative timeline which indicated that more CDC generated data on pneumonia burden will be shared at the upcoming meeting in October 2018, with a formal evaluation of evidence (grading) and a potential vote on the 65 years and older recommendation likely to happen in 2019. A potential adverse change in the ACIP recommendation could negatively impact future Prevnar 13 revenues. We continue to generate and publish data and communicate with the ACIP on the burden of pneumococcal disease and Prevnar 13 vaccine effectiveness and safety.
•Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$861	$835	3		$1,768	$1,726	2
International	362	420	(14)	(18)	668	800	(16)	(20)
Worldwide revenues	$1,223	$1,254	(3)	(4)	$2,436	$2,526	(4)	(5)
The growth in the second quarter and first six months of 2018 in the U.S. was primarily driven by sustained demand and positive price impact.

The operational declines in the second quarter and first six months of 2018 internationally were primarily due to losses of exclusivity in developed Europe markets, Australia and South Korea, partially offset by continued momentum from Lyrica once daily therapy formulation in Japan.

The following table provides worldwide revenues for Lyrica in our IH segment, by geography:
	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$861	$835	3		$1,768	$1,726	2
International	273	266	3	(1)	498	506	(2)	(5)
Worldwide revenues	$1,134	$1,101	3	2	$2,266	$2,231	2	1
Worldwide Lyrica revenues in our IH segment in the second quarter and first six months of 2018 increased operationally, primarily due to sustained demand and positive price impact in the U.S., and continued momentum from Lyrica once daily therapy formulation in Japan, partially offset by losses of exclusivity in Australia in July 2017 and in South Korea in August 2017.

The following table provides worldwide revenues for Lyrica in our EH segment, by geography:
	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	88	154	(42)	(47)	170	294	(42)	(47)
Worldwide revenues	$88	$154	(42)	(47)	$170	$294	(42)	(47)
The worldwide operational declines in our EH segment in the second quarter and first six months of 2018 were primarily due to losses of exclusivity in developed Europe markets.
•Ibrance (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$744	$727	2		$1,470	$1,335	10
International	283	126	*	*	489	197	*	*
Worldwide revenues	$1,027	$853	20	19	$1,960	$1,532	28	26
The worldwide operational growth in the second quarter and first six months of 2018 reflects an uptake in international markets, mostly driven by key European markets and Japan where we secured access and reimbursement as well as Ibrance class leadership among cyclin-dependent kinase inhibitors in major markets with continuing strong demand in the U.S. despite new market entrants, supported by our scientific/clinical data and continued positive patient experience.

•
Eliquis alliance revenues and direct sales (IH): Eliquis has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$482	$347	39		$916	$689	33
International	407	258	58	46	737	481	53	41
Worldwide revenues	$889	$605	47	42	$1,654	$1,169	41	36
The worldwide operational growth in the second quarter and first six months of 2018 was primarily driven by higher demand resulting from increased market penetration of novel oral anticoagulants and market share gain.

•Lipitor (EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$32	$35	(8)		$61	$65	(7)
International	489	410	19	11	971	784	24	16
Worldwide revenues	$521	$445	17	10	$1,032	$849	22	14
The worldwide operational growth in the second quarter of 2018 was primarily driven by increased demand in China, partially offset by pricing pressures in China and lower volumes in the U.S. and certain international markets. The worldwide operational growth in the first six months of 2018 was primarily driven by increased demand in China, partially offset by pricing pressures in China and generic competition in Japan.
•Enbrel (IH, outside the U.S. and Canada):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	551	617	(11)	(15)	1,057	1,205	(12)	(18)
Worldwide revenues	$551	$617	(11)	(15)	$1,057	$1,205	(12)	(18)
The worldwide operational declines in the second quarter and first six months of 2018 were primarily due to ongoing biosimilar competition in most developed Europe markets, which is expected to continue.
•Xeljanz (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$379	$290	31		$632	$502	26
International	84	47	79	77	156	85	84	79
Worldwide revenues	$463	$336	38	37	$788	$587	34	34
The growth in the U.S. in the second quarter and first six months of 2018 was primarily driven by increased adoption among rheumatologists, growing awareness among patients and improvements in payer access.
The operational growth internationally in the second quarter and first six months of 2018 was primarily driven by continued uptake in emerging markets, Japan and Canada, as well as new launch markets (such as Germany).
•BeneFIX and ReFacto AF/Xyntha (IH):

BeneFIX	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$58	$69	(16)		$126	$127	(1)
International	83	84	(1)	(7)	162	175	(7)	(14)
Worldwide revenues	$141	$153	(8)	(11)	$288	$302	(5)	(8)
The worldwide operational declines in the second quarter and first six months of 2018 were primarily as a result of erosion of market share in developed Europe markets and the U.S. due to increasing adoption of extended half-life treatment options, partially offset by strong demand in Eastern Europe.

ReFacto AF/Xyntha	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$24	$31	(24)		$54	$58	(6)
International	117	108	8	2	217	212	3	(5)
Worldwide revenues	$141	$139	1	(4)	$271	$269	1	(5)

The worldwide operational declines in the second quarter and first six months of 2018 were primarily as a result of erosion of market share in developed Europe markets and the U.S. due to increasing adoption of extended half-life treatment options, partially offset by strong demand in Eastern Europe and the Middle East.
•Sutent (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$94	$106	(11)		$181	$191	(5)
International	181	173	5	(1)	356	338	5	(2)
Worldwide revenues	$275	$279	(1)	(5)	$537	$529	2	(3)
The worldwide operational declines in the second quarter and first six months of 2018 were primarily due to lower volumes driven by competitive pressure in the U.S. and certain developed and emerging Europe markets, partially offset by increased performance in other emerging markets outside of Europe.
•Norvasc (EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$9	$9	(4)		$18	$19	(4)
International	262	221	19	12	507	439	15	9
Worldwide revenues	$271	$231	18	11	$526	$458	15	8
The worldwide operational growth in the second quarter of 2018 was primarily driven by increased demand in China, partially offset by pricing pressures in China, generic competition in Japan and lower volumes in Saudi Arabia. The worldwide operational growth in the first six months of 2018 was primarily driven by increased demand in China, partially offset by pricing pressures in China and generic competition in Japan.
•Chantix/Champix (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$217	$184	18		$405	$362	12
International	60	64	(6)	(11)	124	125	(1)	(6)
Worldwide revenues	$277	$248	12	11	$528	$487	9	7
The growth in the U.S. in the second quarter and first six months of 2018 was primarily due to increased promotional activities, educating healthcare providers on efficacy data versus nicotine replacement therapy (NRT), improved patient access and positive price impact.
The operational declines in the second quarter and first six months of 2018 internationally were primarily driven by lower demand in Japan and South Korea due to a reduction in the size of the smoking cessation market which has been impacted by the introduction of the Heat-not-Burn products.
•The Premarin family of products (EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$197	$232	(15)		$378	$446	(15)
International	13	13	(4)	(7)	24	27	(12)	(16)
Worldwide revenues	$210	$245	(14)	(14)	$401	$473	(15)	(15)
The worldwide operational declines in the second quarter and first six months of 2018 were primarily driven by lower worldwide volumes.

•Viagra (EH): Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra revenues are reported in EH.

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$75	$248	(70)		$164	$489	(67)
International	109	101	8	3	208	198	5	—
Worldwide revenues	$185	$349	(47)	(48)	$372	$687	(46)	(47)
The declines in the U.S. in the second quarter and first six months of 2018 were primarily due to the loss of exclusivity in December 2017.
The operational growth in the second quarter of 2018 internationally was primarily due to increased demand in China and Russia, partially offset by lower volumes in certain Middle Eastern markets and Latin America. The relatively flat operational performance in the first six months of 2018 internationally was primarily due to increased demand in China, offset by lower volumes in Europe and certain Middle Eastern markets.
•Sulperazon (EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	150	110	37	27	319	232	37	28
Worldwide revenues	$150	$110	37	27	$319	$232	37	28
The worldwide operational growth in the second quarter and first six months of 2018 was primarily due to increased demand in China.
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

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$171	$141	21		$330	$272	21
International	—	—	—	—	—	—	—	—
Worldwide revenues	$171	$141	21	21	$330	$272	21	21
The growth in the U.S. in the second quarter and first six months of 2018 was primarily driven by continued growth of Xtandi in metastatic castration-resistant prostate cancer. While enrollment rates in patient assistance programs (PAP), which provide free medicines to patients, fluctuate throughout the year, we have observed a reduction in PAP utilization in the second quarter and first six months of 2018, compared to the same periods in 2017.
•Xalkori (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$42	$63	(34)		$84	$121	(30)
International	96	91	5	(2)	206	176	17	9
Worldwide revenues	$137	$155	(11)	(15)	$290	$296	(2)	(7)
The worldwide operational declines in the second quarter and first six months of 2018 were primarily due to volume declines in the ALK indication across certain developed markets, primarily in the U.S. and certain markets in developed Europe, due to competitive pressure. The declines were partially offset by a continued increase in diagnostic rates for the

ALK gene mutation across key markets and share in first-line ALK treatment outside the U.S., primarily in certain emerging markets, as well as uptake in treatment of patients with metastatic NSCLC whose tumors are ROS1-positive.
•Celebrex (EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$18	$25	(28)		$34	$56	(39)
International	143	153	(6)	(11)	272	297	(8)	(13)
Worldwide revenues	$161	$178	(9)	(13)	$306	$353	(13)	(17)
The worldwide operational declines in the second quarter and first six months of 2018 were primarily driven by lower volumes in the U.S., Japan and certain Middle Eastern markets, as well as pricing pressure in Mexico, partially offset by increased demand in China.
•Inflectra/Remsima (EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$63	$23	*		$118	$40	*
International	95	71	34	21	185	132	41	26
Worldwide revenues	$158	$94	68	58	$303	$172	76	65
The worldwide operational growth in the second quarter and first six months of 2018 was due to continued uptake in certain channels in the U.S., as well as in developed markets in Europe, partially offset by pricing pressures in these markets.
Inflectra uptake in the U.S. is being driven by a number of factors including Inflectra’s clinical data package, price and the access/reimbursement environment. To date, reimbursement coverage has been mixed. While we achieved 100% Medicare coverage, we have experienced access challenges among commercial payers where our lower priced product has not received access at parity to the innovator product and remains in a disadvantaged position despite the higher price of innovator product. We will look at all relevant factors impacting reimbursement given our extensive experience working with commercial payers to enable greater access for Inflectra. Additionally, in September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade® (infliximab) violate federal antitrust laws.
•Inlyta (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$33	$34	(3)		$61	$65	(6)
International	48	54	(10)	(14)	94	108	(13)	(17)
Worldwide revenues	$81	$88	(7)	(10)	$155	$172	(10)	(13)
The worldwide operational decline in the second quarter of 2018 was primarily due to increased competition across markets, primarily in developed Europe and Japan, partially offset by performance in Latin America. The worldwide operational decline in the first six months of 2018 was primarily due to increased competition across developed markets as well as China, partially offset by performance in Latin America.
•Eucrisa (IH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$39	$9	*		$65	$17	*
International	—	—	—	—	—	—	—	—
Worldwide revenues	$39	$9	*	*	$65	$17	*	*
The worldwide operational growth in the second quarter and first six months of 2018 was primarily driven by broader prescriber trial and adoption, as well as growing patient awareness and interest.

Eucrisa is approved in the U.S. for the treatment of mild to moderate atopic dermatitis for patients two years of age and older. The FDA approved Eucrisa on December 14, 2016, and Eucrisa was launched in the U.S. late in the first quarter of 2017. Eucrisa is a non-steroidal topical ointment and is the first topical prescription treatment for atopic dermatitis approved in over 10 years.
•Alliance revenues (IH/EH):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	Total	Oper.	July 1, 2018	July 2, 2017	Total	Oper.
U.S.	$656	$506	30		$1,259	$980	28
International	331	209	58	46	584	391	49	37
Worldwide revenues	$987	$715	38	34	$1,842	$1,370	34	31
The worldwide operational growth in the second quarter and first six months of 2018 was mainly due to increases in Eliquis and Xtandi alliance revenues discussed above.

◦
Bavencio (IH) is being developed and commercialized in collaboration with Merck KGaA. Both companies jointly fund all development and commercialization costs, and split equally any profits generated from selling any anti-PD-L1 or anti-PD-1 products from this collaboration. Bavencio is currently approved in metastatic MCC in the U.S., Europe, Japan, and selected other markets, as well as in second line treatment of locally advanced or metastatic urothelial carcinoma in the U.S.

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
A comprehensive update of Pfizer’s development pipeline was published as of July 31, 2018 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Nivestym (filgrastim-aafi)(a)	A biosimilar to Neupogen® (filgrastim) for all eligible indications of the reference product	July 2018
Xtandi (enzalutamide)	Treatment of men with non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas	July 2018
Xeljanz (tofacitinib)	Treatment of adult patients with moderately to severely active ulcerative colitis	May 2018
Retacrit (epoetin alfa-epbx)(b)	A biosimilar to Epogen® and Procrit® (epoetin alfa) for all indications of the reference product	May 2018
Steglatro (ertugliflozin)	An adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus, which is being developed in collaboration with Merck	December 2017
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
December 2017
Sutent (sunitinib)	Adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy (surgical removal of the cancerous kidney)	November 2017
Lyrica (pregabalin)	Extended-release tablets CV as once-daily therapy for the management of neuropathic pain associated with diabetic peripheral neuropathy and the management of post-herpetic neuralgia	October 2017
Mylotarg (gemtuzumab ozogamicin)	Treatment of adults with newly diagnosed CD33-positive acute myeloid leukemia (AML), and adults and children 2 years and older with relapsed or refractory CD33-positive AML	September 2017
Besponsa (inotuzumab ozogamicin)	Treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia	August 2017

(a)	Neupogen® is a registered trademark of Amgen Inc.

(b)	Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of J&J.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
talazoparib	Treatment of patients with germline BRCA-mutated advanced breast cancer	June 2018
glasdegib	Treatment of adult patients with previously untreated acute myeloid leukemia in combination with low-dose cytarabine, a type of chemotherapy	June 2018
dacomitinib
First-line treatment of patients with locally advanced or metastatic non-small cell lung cancer with epidermal growth factor receptor (EGFR) activating mutations, which is being developed in collaboration with SFJ
April 2018
lorlatinib (PF-06463922)	Treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors	February 2018
PF-05280014(a)	A potential biosimilar to Herceptin® (trastuzumab)	August 2017
tafamidis meglumine(b)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

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

(b)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer initiated study B3461028 in December 2013, a global Phase 3 study to support a potential new indication in transthyretin cardiomyopathy, which includes patients with wild type and variant transthyretin. This study has achieved its primary endpoint, and we are working with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xeljanz (tofacitinib)	Application approved in the EU for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response, lost response, or were intolerant to either conventional therapy or a biologic agent	July 2018	—
Trazimera(a)	Application approved in the EU for a biosimilar to Herceptin® (trastuzumab) for the treatment of human epidermal growth factor (HER2) overexpressing breast cancer and HER2 overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma	July 2018	—
Infliximab BS for I.V. Infusion 100mg “Pfizer”(b)	Application approved in Japan for a biosimilar to Remicade® (infliximab)	July 2018	—
PF-06439535(c)	Application filed in Japan for a potential biosimilar to Avastin® (bevacizumab)	—	July 2018
Xeljanz (tofacitinib)	Application approved in the EU for Xeljanz in combination with methotrexate for the treatment of active psoriatic arthritis in adult patients who have had an inadequate response or who have been intolerant to a prior disease-modifying antirheumatic drug therapy	June 2018	—
talazoparib	Application filed in the EU for the treatment of patients with germline BRCA-mutated advanced breast cancer	—	June 2018
Xeljanz (tofacitinib)	Application approved in Japan for the treatment of ulcerative colitis	May 2018	—
dacomitinib	Application filed in Japan for the first-line treatment of patients with locally advanced or metastatic non-small cell lung cancer with epidermal growth factor receptor (EGFR) activating mutations, which is being developed in collaboration with SFJ	—	May 2018
crisaborole	Application filed in the EU for the treatment of mild-to-moderate atopic dermatitis	—	May 2018
Mylotarg (gemtuzumab ozogamicin)	Application approved in the EU for treatment of patients age 15 years and above with previously untreated, de novo, CD33-positive acute myeloid leukemia, except acute promyelocytic leukemia	April 2018	—
Bosulif (bosutinib)	Application approved in the EU for the treatment of adults with newly diagnosed chronic phase Philadelphia chromosome-positive chronic myelogenous leukemia (Ph+ CML), which is being developed in collaboration with Avillion	April 2018	—
dacomitinib	Application filed in the EU for the first-line treatment of patients with locally advanced or metastatic non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ	—	March 2018
Steglatro (ertugliflozin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • as monotherapy in patients for whom the use of metformin is considered inappropriate due to intolerance or contraindications; and • in addition to other medicinal products for the treatment of diabetes, which is being developed in collaboration with Merck	March 2018	—
Segluromet (ertugliflozin and metformin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • in patients not adequately controlled on their maximally tolerated dose of metformin alone; • in patients on their maximally tolerated doses of metformin in addition to other medicinal products for the treatment of diabetes; and • in patients already being treated with the combination of ertugliflozin and metformin as separate tablets, which is being developed in collaboration with Merck	March 2018	—
Steglujan (ertugliflozin and sitagliptin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • when metformin and/or a sulphonylurea (SU) and one of the monocomponents of Steglujan do not provide adequate glycaemic control; and • in patients already being treated with the combination of ertugliflozin and sitagliptin as separate tablets, which is being developed in collaboration with Merck	March 2018	—
Xtandi (enzalutamide)	Application filed in the EU for treatment of non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas	—	March 2018
PF-06439535(c)	Application filed in the EU for a potential biosimilar to Avastin® (bevacizumab)	—	March 2018
Xeljanz (tofacitinib)	Application filed in the EU for modified release 11mg tablet for rheumatoid arthritis	—	March 2018
lorlatinib (PF-06463922)	Application filed in the EU for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors	—	February 2018
lorlatinib (PF-06463922)	Application filed in Japan for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitor	—	January 2018
Besponsa (inotuzumab ozogamicin)	Approval in Japan for the treatment of relapsed or refractory CD 22- positive acute lymphoblastic leukemia	January 2018	—
Ibrance (palbociclib)	Approval in Japan for Ibrance in combination with endocrine therapy for the treatment of HR+, HER2- inoperable or recurrent breast cancer	September 2017	—
Bavencio (avelumab)	Approval in Japan for the treatment of curatively unresectable Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	September 2017	—
Bavencio (avelumab)	Approval in the EU for the treatment of adult patients with metastatic Merkel cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	September 2017	—

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)
Remicade® is a registered Japan trademark of Janssen. In February 2016, we divested the rights for development and commercialization of PF-06438179, a potential biosimilar to Remicade® (infliximab) in the 28 countries that form the EEA to Sandoz, which was a condition to the European Commission’s approval of the Hospira transaction. We retain commercialization rights to PF-06438179 in all countries outside of the EEA.

(c)	Avastin® is a registered trademark of Genentech, Inc.

In February 2018, the EMA’s CHMP issued an opinion recommending against expanding use of Sutent to include the adjuvant treatment of adult patients at a high risk of recurrent renal cell carcinoma following nephrectomy (surgical removal of the cancerous kidney). A re-examination has been requested by Pfizer. In June 2018, we completed discussions with the EMA, and have decided to withdraw our application based on the CHMP’s view that the data provided do not allow the CHMP to conclude on a positive benefit-risk balance for the proposed indication.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1, in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with
Merck KGaA, Germany

Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1, in combination with talazoparib in patients with previously untreated advanced ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany

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

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of platinum-resistant/refractory ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/
gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis
Xtandi (enzalutamide)	Treatment of non-metastatic high risk hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Xtandi (enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Vyndaqel (tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy

(a)
In February 2018, we and our partner Merck KGaA, Darmstadt, Germany, announced that the Bavencio Phase 3 trial in second-line NSCLC did not meet its pre-specified primary endpoint. We are continuing to further evaluate the detailed results.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
glasdegib (PF-0444913)	A smoothened inhibitor for the treatment of acute myeloid leukemia
lorlatinib (PF-06463922)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the first-line treatment of patients with ALK-positive advanced non-small cell lung cancer
fidanacogene elaparvovec (PF-06838435)	An investigational gene therapy for the treatment of hemophilia B, which is being developed in collaboration with Spark Therapeutics, Inc.
PF-04965842	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile colitis
PF-05280586(a)	A potential biosimilar to Rituxan® (rituximab)
PF-06439535(b)	A potential biosimilar to Avastin® (bevacizumab) (ex-EU)
PF-06410293(c)	A potential biosimilar to Humira® (adalimumab)
rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of metastatic castration-resistant prostate cancer
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)	Rituxan® is a registered trademark of Biogen MA Inc.

(b)	Avastin® is a registered trademark of Genentech, Inc.

(c)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

The changes in expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in our operating results through February 2, 2017 and, therefore, operating results for the second quarter of 2017 do not reflect any contribution from HIS global operations, while the first six months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations, while operating results for 2018 do not reflect any HIS global operations.
Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Cost of sales	$2,916	$2,660	10	$5,479	$5,128	7
As a percentage of Revenues	21.7%	20.6%		20.8%	20.0%
Cost of sales increased 10% in the second quarter of 2018, compared to the same period in 2017, primarily due to:

•	the unfavorable impact of foreign exchange of $128 million and the unfavorable impact of hedging activity on intercompany inventory of $58 million;

•	increased sales volumes of several key products within our product portfolio;

•	an increase in royalty expenses based on the mix of products sold; and

•	the non-recurrence of a partial reversal of a charge related to a product recall in 2017, partially offset by:

•	the positive year-over-year change in production variances; and

•	lower volumes driven by:

–	the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., as well as

–	generic competition in developed markets.
Cost of sales increased 7% in the first six months of 2018, compared to the same period in 2017, primarily due to:

•	the unfavorable impact of foreign exchange of $369 million and the unfavorable impact of hedging activity on intercompany inventory of $132 million;

•	increased sales volumes of several key products within our product portfolio; and

•	an increase in royalty expenses based on the mix of products sold, partially offset by:

•	lower volumes driven by:

–	the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., as well as

–	generic competition in developed markets;

•	the positive year-over-year change in production variances;

•	the non-recurrence of charges related to a product recall that occurred in 2017; and

•	the favorable impact of the sale of HIS of $36 million.
The increase in Cost of sales as a percentage of revenues in the second quarter of 2018 and the first six months of 2018, compared to the same periods in 2017, was primarily due to all of the factors discussed above, as well as an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Selling, informational and administrative expenses	$3,542	$3,430	3	$6,954	$6,745	3
As a percentage of Revenues	26.3%	26.6%		26.4%	26.3%
SI&A expenses increased 3% in the second quarter of 2018, compared to the same period in 2017, primarily due to:

•	additional investment across several of our key products, primarily Eucrisa, Eliquis, Xeljanz, Ibrance, Prevnar 13/Prevenar 13 (pediatric indication) and Lyrica;

•	the unfavorable impact of foreign exchange of $84 million; and

•	additional investments in China,
partially offset by:

•	lower general and administrative expenses;

•	lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives; and

•	decreased investment in Enbrel due to loss of exclusivity across developed Europe.
SI&A expenses increased 3% in the first six months of 2018, compared to the same period in 2017, primarily due to:

•	additional investment across several of our key products, primarily Eucrisa, Ibrance, Xeljanz, Prevnar 13/Prevenar 13 (pediatric indication), Lyrica and Eliquis;

•	the unfavorable impact of foreign exchange of $176 million;

•	a special, one-time bonus to virtually all Pfizer colleagues, excluding executives, of $119 million, in the aggregate, in the first quarter of 2018; and

•	additional investments in China,
partially offset by:

•	lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives;

•	lower general and administrative expenses;

•	decreased investment in Enbrel due to loss of exclusivity across developed Europe; and

•	the favorable impact of the sale of HIS global operations.
Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Research and development expenses	$1,797	$1,787	1	$3,540	$3,502	1
As a percentage of Revenues	13.3%	13.9%		13.4%	13.6%
R&D expenses increased 1% in both the second quarter and the first six months of 2018, compared to the same periods in 2017, primarily due to:

•	increased costs associated with:

–	our Oncology portfolio; and

–
our Phase 3 clinical trial related to our JAK1 inhibitor, which initiated a Phase 3 clinical study in December 2017, as well as, in the first six months of 2018, our Phase 3 clinical trial related to the C. difficile vaccine program, which initiated a Phase 3 clinical study in March 2017, partially offset by:

•	decreased spending for biosimilars as several programs have reached completion;

•	the timing of expenses across the Vaccines portfolio;

•	the phase out of the Lyrica clinical studies;

•	the impact of our decision to end internal neuroscience discovery and early development efforts; and

•	the timing of milestone activity.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Amortization of intangible assets	$1,191	$1,208	(1)	$2,387	$2,394	—
As a percentage of Revenues	8.8%	9.4%		9.1%	9.3%
See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Restructuring (credits)/charges—acquisition-related costs(a)	$(11)	$3	*	$(19)	$10	*
Restructuring credits—cost reduction initiatives(b)	(13)	(25)	(50)	(14)	(37)	(62)
Restructuring credits	(24)	(23)	5	(33)	(27)	22
Transaction costs(c)	—	6	(99)	—	18	*
Integration costs(c)	68	86	(21)	120	163	(26)
Restructuring charges and certain acquisition-related costs	44	70	(36)	87	153	(43)
Net periodic benefit costs(d)	29	1	*	61	74	(18)
Additional depreciation—asset restructuring	13	21	(37)	31	35	(13)
Total implementation costs	44	62	(29)	82	93	(11)
Costs associated with acquisitions and cost-reduction/productivity initiatives(e)	$131	$153	(15)	$262	$356	(26)
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Restructuring (credits)/charges––acquisition-related costs include employee termination costs, asset impairments and other exit costs associated with business combinations. Credits for the second quarter of 2018 were primarily due to the reversal of previously recorded accruals for employee termination costs related to our acquisition of Hospira and credits for the first six months of 2018 were primarily due to the reversal of previously recorded accruals for exit and employee termination costs related to our acquisition of Hospira. Restructuring charges for the second quarter of 2017 were mainly related to our acquisition of Anacor and, for the first six months of 2017, restructuring charges were mainly related to our acquisitions of Anacor and Medivation.

(b)
Restructuring credits––cost reduction initiatives relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions. For the second quarter of 2018, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs and, for the first six months of 2018, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs and lower asset write downs, partially offset by exit costs. For the second quarter of 2017, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs and, for the first six months of 2017, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs, partially offset by asset write downs.

(c)
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards and Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(e)
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

In connection with our acquisition of Hospira, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to achieve $1 billion of annual cost savings by the end of 2018 in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million, and have achieved approximately $900 million of cost savings through July 1, 2018. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million associated with the return of acquired IPR&D rights), and the majority of these costs are expected to be incurred within the three-year period post-acquisition.
New Cost-Reduction/Productivity Initiatives—2017 through 2019 Activities
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost-reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives encompass all areas of our cost base and include further centralization of our corporate and platform functions and optimization of our manufacturing plant network to support IH and EH products and pipelines, as well as activities in other areas where opportunities are identified. The action plans related to these new initiatives are underway and, in order to achieve targeted savings of approximately $1.4 billion by 2020, we expect to incur total costs of approximately $1.2 billion over the three-year period, 2017-2019. Of this amount, we expect about 70% to be manufacturing operations related and we expect about 20% of the total charges will be non-cash. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with

Acquisitions and Cost-Reduction/Productivity Initiatives. The expected cost savings in 2018 associated with these activities are reflected in our 2018 financial guidance.
In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Other (income)/deductions––net	$(551)	$(75)	*	$(728)	$(14)	*
* Calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Provision for taxes on income	$648	$739	(12)	$1,204	$1,560	(23)
Effective tax rate on continuing operations	14.3%	19.4%		13.9%	20.1%
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2018 and 2017 below.
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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended July 1, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,466	$—	$—	$—	$—	$13,466
Cost of sales	2,916	(2)	(3)	—	(35)	2,876
Selling, informational and administrative expenses	3,542	—	—	—	(35)	3,507
Research and development expenses	1,797	1	—	—	(9)	1,789
Amortization of intangible assets	1,191	(1,121)	—	—	—	70
Restructuring charges and certain acquisition-related costs	44	—	(57)	—	13	—
Other (income)/deductions––net	(551)	(12)	(2)	—	46	(519)
Income from continuing operations before provision for taxes on income	4,527	1,134	62	—	20	5,742
Provision for taxes on income(b)	648	233	11	—	16	908
Income from continuing operations	3,879	901	51	—	4	4,834
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	7	—	—	—	—	7
Net income attributable to Pfizer Inc.	3,872	901	51	—	4	4,827
Earnings per common share attributable to Pfizer Inc.––diluted	0.65	0.15	0.01	—	—	0.81

	Six Months Ended July 1, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$26,373	$—	$—	$—	$—	$26,373
Cost of sales	5,479	(3)	(6)	—	(58)	5,413
Selling, informational and administrative expenses	6,954	1	—	—	(161)	6,793
Research and development expenses	3,540	2	—	—	(14)	3,528
Amortization of intangible assets	2,387	(2,246)	—	—	—	141
Restructuring charges and certain acquisition-related costs	87	—	(102)	—	14	—
Other (income)/deductions––net	(728)	(109)	(2)	—	(2)	(841)
Income from continuing operations before provision for taxes on income	8,654	2,355	110	—	221	11,339
Provision for taxes on income(b)	1,204	472	19	—	132	1,828
Income from continuing operations	7,450	1,883	91	—	88	9,512
Discontinued operations––net of tax	(1)	—	—	1	—	—
Net income attributable to noncontrolling interests	16	—	—	—	—	16
Net income attributable to Pfizer Inc.	7,432	1,883	91	1	88	9,495
Earnings per common share attributable to Pfizer Inc.––diluted	1.24	0.31	0.02	—	0.01	1.58
See end of tables for notes (a) and (b).

	Three Months Ended July 2, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,896	$—	$—	$—	$—	$12,896
Cost of sales	2,660	(10)	(9)	—	(50)	2,592
Selling, informational and administrative expenses	3,430	(10)	—	—	(30)	3,390
Research and development expenses	1,787	1	—	—	(11)	1,777
Amortization of intangible assets	1,208	(1,167)	—	—	—	41
Restructuring charges and certain acquisition-related costs	70	—	(95)	—	25	—
Other (income)/deductions––net	(75)	(15)	36	—	(126)	(179)
Income from continuing operations before provision for taxes on income	3,815	1,201	68	—	191	5,275
Provision for taxes on income(b)	739	344	22	—	103	1,207
Income from continuing operations	3,077	857	46	—	88	4,068
Discontinued operations––net of tax	2	—	—	(2)	—	—
Net income attributable to noncontrolling interests	5	—	—	—	—	5
Net income attributable to Pfizer Inc.	3,073	857	46	(2)	88	4,063
Earnings per common share attributable to Pfizer Inc.––diluted	0.51	0.14	0.01	—	0.01	0.67

	Six Months Ended July 2, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$25,675	$—	$—	$—	$—	$25,675
Cost of sales	5,128	(17)	(12)	—	(76)	5,024
Selling, informational and administrative expenses	6,745	(16)	—	—	(44)	6,685
Research and development expenses	3,502	5	—	—	(17)	3,490
Amortization of intangible assets	2,394	(2,318)	—	—	—	76
Restructuring charges and certain acquisition-related costs	153	—	(191)	—	37	—
Other (income)/deductions––net	(14)	(28)	10	—	(248)	(279)
Income from continuing operations before provision for taxes on income	7,767	2,373	192	—	348	10,679
Provision for taxes on income(b)	1,560	684	64	—	102	2,410
Income from continuing operations	6,207	1,689	128	—	246	8,269
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	14	—	—	—	—	14
Net income attributable to Pfizer Inc.	6,194	1,689	128	(1)	246	8,255
Earnings per common share attributable to Pfizer Inc.––diluted	1.02	0.28	0.02	—	0.04	1.36

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 15.8% in the second quarter of 2018, compared with 22.9% in the second quarter of 2017. The effective tax rate on Non-GAAP Adjusted income was 16.1% in the first six months of 2018, compared with 22.6% in the first six months of 2017. The decreases were primarily due to tax benefits associated with the December 2017 enactment of the TCJA, a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as an increase in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign authorities, and the expiration of certain statutes of limitations.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,132	$1,191	$2,352	$2,356
Cost of sales	2	10	3	17
Total purchase accounting adjustments––pre-tax	1,134	1,201	2,355	2,373
Income taxes(b)	(233)	(344)	(472)	(684)
Total purchase accounting adjustments––net of tax	901	857	1,883	1,689
Acquisition-related costs
Restructuring (credits)/charges(c)	(11)	3	(19)	10
Transaction costs(c)	—	6	—	18
Integration costs(c)	68	86	120	163
Net periodic benefit costs/(credits) other than service costs(d)	2	(36)	2	(10)
Additional depreciation––asset restructuring(e)	3	9	6	12
Total acquisition-related costs––pre-tax	62	68	110	192
Income taxes(f)	(11)	(22)	(19)	(64)
Total acquisition-related costs––net of tax	51	46	91	128
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(g)	—	(2)	1	(1)
Certain significant items
Restructuring credits––cost reduction initiatives(h)	(13)	(25)	(14)	(37)
Implementation costs and additional depreciation––asset restructuring(i)	54	74	107	116
Certain legal matters, net(j)	(88)	—	(107)	8
Adjustments to loss on sale of HIS net assets(j)	(2)	28	1	64
Certain asset impairments(j)	31	—	31	—
Business and legal entity alignment costs(j)	1	17	4	38
Other(k)	37	97	199	158
Total certain significant items––pre-tax	20	191	221	348
Income taxes(l)	(16)	(103)	(132)	(102)
Total certain significant items––net of tax	4	88	88	246
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$956	$990	$2,063	$2,061

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring (credits)/charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Credits for the three months ended July 1, 2018 were primarily due to the reversal of previously recorded accruals for employee termination costs related to our acquisition of Hospira, and credits for the six months ended July 1, 2018 also included the reversal of previously recorded accruals for lower exit costs. Restructuring charges for the second quarter of 2017 were mainly related to our acquisition of Anacor and, for the first six months of 2017, restructuring charges were mainly related to our acquisitions of Anacor and Medivation. Transaction costs represent external costs for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
Amounts for the three and six months ended July 2, 2017 represent the net periodic benefit credits, excluding service costs, reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards. These credits included a net settlement gain, partially offset by accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan.

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

(h)
Amounts relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related cost (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended July 1, 2018, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs, and for the six months ended July 1, 2018, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs and lower asset write downs, partially offset by exit costs. For the three months ended July 2, 2017, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs, and for the six months ended July 2, 2017, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs, partially offset by asset write downs.

(i)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended July 1, 2018, included in Cost of sales ($30 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($7 million). For the three months ended July 2, 2017, included in Cost of sales ($48 million), Selling, informational and administrative expenses ($15 million) and Research and development expenses ($11 million). For the six months ended July 1, 2018, included in Cost of sales ($61 million), Selling, informational and administrative expenses ($34 million) and Research and development expenses ($13 million). For the six months ended July 2, 2017, included in Cost of sales ($75 million), Selling, informational and administrative expenses ($24 million) and Research and development expenses ($17 million).

(j)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
For the three months ended July 1, 2018, primarily included in Selling, informational and administrative expenses ($18 million) and Other (income)/deductions––net ($12 million) and includes, among other things, a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic CAR T therapy developmental program assets in connection with our contribution agreement entered into with Allogene in which Pfizer obtained a 25% ownership stake in Allogene (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures). For the six months ended July 1, 2018, primarily included in Selling, informational and administrative expenses ($128 million) and Other (income)/deductions––net ($73 million) and includes, among other things, $119 million, in the aggregate, in Selling,informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA on us. For the three months ended July 2, 2017, virtually all included in Other (income)/deductions––net ($81 million) and Selling, informational and administrative expenses ($15 million). For the six months ended July 2, 2017, virtually all included in Other (income)/deductions––net ($137 million) and Selling, informational and administrative expenses ($20 million). For the three months and six months ended July 2, 2017, includes a net loss of approximately $30 million related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the then remaining 60% ownership interest.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The six months ended July 1, 2018 were favorably impacted by the December 2017 enactment of the TCJA, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA. Given the significant changes resulting from and complexities associated with the TCJA, the estimated financial impacts recorded in 2017 are provisional and are subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to these estimates during 2018. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during 2018 as we complete our analysis, computations and assertions. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We will revise these estimates during the second half of 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the TCJA occurs through legislation, U.S. Treasury actions or other means.

ANALYSIS OF OPERATING SEGMENT INFORMATION

The following tables and associated notes provide additional information about the performance of our two operating segments—the IH segment and the EH segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information, as well as the “Selected Balance Sheet Information by Operating Segment” section of the MD&A in our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2018.
As described in the Notes to Condensed Consolidated Financial Statements—Note 1A.Basis of Presentation and Significant Accounting Policies: Basis of Presentation, the February 3, 2017 sale of HIS impacted our results of operations in 2017.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Second Quarter of 2018
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$8,273	$5,193	$—	$13,466	$—	$13,466
Cost of sales	1,081	1,592	203	2,876	40	2,916
% of revenue	13.1%	30.7%	*	21.4%	*	21.7%
Selling, informational and administrative expenses	1,721	619	1,168	3,507	35	3,542
Research and development expenses	600	238	952	1,789	8	1,797
Amortization of intangible assets	56	8	7	70	1,121	1,191
Restructuring charges and certain acquisition-related costs	—	—	—	—	44	44
Other (income)/deductions––net	(285)	(80)	(154)	(519)	(32)	(551)
Income/(loss) from continuing operations before provision for taxes on income	$5,100	$2,818	$(2,175)	$5,742	$(1,216)	$4,527

	Six Months Ended July 1, 2018
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$16,102	$10,271	$—	$26,373	$—	$26,373
Cost of sales	2,068	3,028	316	5,413	67	5,479
% of revenue	12.8%	29.5%	*	20.5%	*	20.8%
Selling, informational and administrative expenses	3,273	1,246	2,274	6,793	161	6,954
Research and development expenses	1,187	458	1,882	3,528	13	3,540
Amortization of intangible assets	107	27	7	141	2,246	2,387
Restructuring charges and certain acquisition-related costs	—	—	—	—	87	87
Other (income)/deductions––net	(563)	(95)	(182)	(841)	112	(728)
Income/(loss) from continuing operations before provision for taxes on income	$10,031	$5,606	$(4,297)	$11,339	$(2,686)	$8,654

	Second Quarter of 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$7,671	$5,226	$—	$12,896	$—	$12,896
Cost of sales	982	1,421	189	2,592	69	2,660
% of revenue	12.8%	27.2%	*	20.1%	*	20.6%
Selling, informational and administrative expenses	1,553	734	1,103	3,390	40	3,430
Research and development expenses	542	256	980	1,777	9	1,787
Amortization of intangible assets	24	17	—	41	1,167	1,208
Restructuring charges and certain acquisition-related costs	—	—	—	—	70	70
Other (income)/deductions––net	(216)	(35)	72	(179)	105	(75)
Income/(loss) from continuing operations before provision for taxes on income	$4,786	$2,832	$(2,344)	$5,275	$(1,459)	$3,815
See end of tables for notes (a) through (d).

	Six Months Ended July 2, 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$15,086	$10,590	$—	$25,675	$—	$25,675
Cost of sales	1,830	2,871	322	5,024	104	5,128
% of revenue	12.1%	27.1%	*	19.6%	*	20.0%
Selling, informational and administrative expenses	2,979	1,411	2,296	6,685	60	6,745
Research and development expenses	1,060	509	1,921	3,490	12	3,502
Amortization of intangible assets	50	26	—	76	2,318	2,394
Restructuring charges and certain acquisition-related costs	—	—	—	—	153	153
Other (income)/deductions––net	(367)	(99)	187	(279)	265	(14)
Income/(loss) from continuing operations before provision for taxes on income	$9,534	$5,871	$(4,726)	$10,679	$(2,913)	$7,767

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.
The following organizational change impacted our operating segments in 2018:
Effective in the first quarter of 2018, certain costs for Pfizer’s StratCO group, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. StratCO costs primarily include headcount costs, vendor costs and data costs largely in support of Pfizer’s commercial operations. The majority of the StratCO costs reflect additional amounts that our operating segments may have generally incurred had each segment operated as a standalone company during the periods presented. The reporting change was made to streamline accountability and speed decision making. In the second quarter of 2017, we reclassified approximately $120 million of costs from IH, approximately $45 million of costs from EH and approximately $12 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first six months of 2017, we reclassified approximately $218 million of costs from IH, approximately $78 million of costs from EH and approximately $21 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

(b)	Other comprises the costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Second Quarter of 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	68	135	203
Selling, informational and administrative expenses	—	—	989	180	1,168
Research and development expenses	561	195	182	14	952
Amortization of intangible assets	—	—	—	7	7
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(86)	(1)	(95)	28	(154)
Loss from continuing operations before provision for taxes on income	$(475)	$(194)	$(1,144)	$(362)	$(2,175)

	Six Months Ended July 1, 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	128	189	316
Selling, informational and administrative expenses	—	—	1,931	343	2,274
Research and development expenses	1,114	385	353	29	1,882
Amortization of intangible assets	—	—	—	7	7
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(103)	(2)	(116)	39	(182)
Loss from continuing operations before provision for taxes on income	$(1,011)	$(383)	$(2,296)	$(607)	$(4,297)

	Second Quarter of 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(5)	194	189
Selling, informational and administrative expenses	—	—	932	172	1,103
Research and development expenses	582	188	201	8	980
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(11)	(1)	82	3	72
Loss from continuing operations before provision for taxes on income	$(570)	$(187)	$(1,209)	$(377)	$(2,344)

	Six Months Ended July 2, 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(32)	354	322
Selling, informational and administrative expenses	—	(1)	1,985	311	2,296
Research and development expenses	1,111	371	420	19	1,921
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(33)	(3)	171	52	187
Loss from continuing operations before provision for taxes on income	$(1,078)	$(367)	$(2,545)	$(736)	$(4,726)

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

We recognized a $32 million loss in the second quarter of 2018 and a $61 million loss in the first six months of 2018 as an offset to Cost of sales primarily related to euro-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. We recognized a $26 million gain in the second quarter of 2017 and a $71 million gain in the first six months of 2017 as a reduction to Cost of sales related to euro, Japanese yen and U.K. pound-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(iv)
Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production). In connection with the StratCO reporting change, in the second quarter of 2017, we reclassified approximately $120 million of costs from IH, approximately $45 million of costs from EH and approximately $12 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first six months of 2017, we reclassified approximately $218 million of costs from IH, approximately $78 million of costs from EH and approximately $21 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

For information purposes only, for the first six months of 2018, we estimate that Other costs, as described above, for combined WRD and GPD costs of $1.4 billion, and combined Corporate and Other Unallocated costs of $2.7 billion after excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $494 million for the first six months of 2018 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $254 million for the first six months of 2018 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

	Six Months Ended July 1, 2018
		Estimated Other Costs Associated with IH(ii)
(MILLIONS OF DOLLARS)	Innovative Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Innovative Health with Estimated Other Costs Associated with Innovative Health Non-GAAP Adjusted(ii), (iii)
Revenues	$16,102	$—	$—	$16,102
Cost of sales	2,068	—	37	2,105
Selling, informational and administrative expenses	3,273	—	1,280	4,553
Research and development expenses	1,187	1,484	351	3,022
Amortization of intangible assets	107	—	—	107
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(563)	(106)	(271)	(940)
Income from continuing operations before provision for taxes on income	10,031	(1,378)	(1,398)	7,254

	Six Months Ended July 1, 2018
		Estimated Other Costs Associated with EH(ii)
(MILLIONS OF DOLLARS)	Essential Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Essential Health with Estimated Other Costs Associated with Essential Health Non-GAAP Adjusted(ii), (iii)
Revenues	$10,271	$—	$—	$10,271
Cost of sales	3,028	—	279	3,307
Selling, informational and administrative expenses	1,246	—	994	2,240
Research and development expenses	458	16	32	506
Amortization of intangible assets	27	—	6	33
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(95)	—	(46)	(142)
Income from continuing operations before provision for taxes on income	5,606	(16)	(1,264)	4,326

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

Second Quarter of 2018 vs. Second Quarter of 2017
Innovative Health Operating Segment
Revenues
IH Revenues increased $602 million, or 8%, to $8.3 billion, reflecting an operational increase of $410 million, or 5%, and the favorable impact of foreign exchange of $192 million, or 3%.
The following provides an analysis of the increase in IH worldwide Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the three months ended July 2, 2017	$7,671

Operational growth/(decline):
Continued growth from key brands: Eliquis, Ibrance and Xeljanz (globally)	539
Growth in Prevnar 13/Prevenar 13 revenues (see the “Analysis of the Condensed Consolidated Statements of Income––Selected Product Discussion––Prevnar 13/Prevenar 13 (IH)" section of this MD&A)	79
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	65
Growth in Xtandi in the U.S. due to continued growth in metastatic castration-resistant prostate cancer	30
Negative impact of the loss of exclusivity of Viagra in the U.S. in December 2017 and the resulting shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018	(255)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(93)
Other operational factors, net	45
Operational growth, net	410

Favorable impact of foreign exchange	192
IH Revenues increase	602
IH Revenues, for the three months ended July 1, 2018	$8,273
Total IH revenues from emerging markets increased $154 million, or 14%, to $1.2 billion from $1.1 billion, reflecting 14% operational growth. Foreign exchange had a de minimis impact on total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues were relatively flat, primarily driven by the unfavorable impact of an increase in royalty expenses based on the mix of products sold, offset by a favorable change in product mix and the favorable impact of foreign exchange. The favorable product mix, which includes an increase in alliance revenues, which have no associated cost of sales, was partially offset by the unfavorable impact of the reclassification of Viagra IH to EH in 2018.

•
The increase in Cost of sales of 10% was primarily driven by an increase in royalty expenses based on the mix of products sold, an increase in sales volumes for various key products within our product portfolio, and the unfavorable impact of foreign exchange.

•
The increase in Selling, informational and administrative expenses of 11% was primarily driven by additional investment across several of our key products, primarily Eucrisa, Eliquis, Xeljanz, Ibrance, Prevnar 13/Prevenar 13 (pediatric indication) and Lyrica, partially offset by decreased investment in Enbrel due to loss of exclusivity across developed Europe.

•	The increase in Research and development expenses of 11% primarily reflects:

◦	increased costs across the Oncology portfolio; and

◦	increased costs associated with our Phase 3 clinical trial related to our JAK1 inhibitor, which initiated a Phase 3 clinical study in December 2017, partially offset by:

◦	the timing of expenses across the Vaccines portfolio; and

◦	the phase out of the Lyrica clinical studies.

•	The favorable change in Other (income)/deductions––net primarily reflects:

◦	a $40 million increase in income from collaborations, out-licensing arrangements and sales of compound/product rights; and

◦	a $23 million increase in Xtandi royalty income,
partially offset by:

◦	a $38 million decrease in dividend income from our investment in ViiV.

Essential Health Operating Segment
Revenues
EH Revenues decreased $32 million, or 1%, to $5.2 billion, reflecting an operational decrease of $217 million, or 4%, partially offset by the favorable impact of foreign exchange of $185 million, or 3%.
The following provides an analysis of the decrease in EH worldwide Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the three months ended July 2, 2017	$5,226

Operational growth/(decline):
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(155)
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH), primarily due to expected declines in Lyrica in developed Europe	(127)
Decline in the LEP portfolio, driven by lower revenues, primarily in developed markets	(110)
Positive impact of Viagra, mostly driven by the shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018 (due to the loss of exclusivity of Viagra in the U.S. in December 2017), partially offset by lower revenues in developed Europe markets (previously reported in EH)	87
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	54
Other operational factors, net	34
Operational decline, net	(217)

Favorable impact of foreign exchange	185
EH Revenues decrease	(32)
EH Revenues, for the three months ended July 1, 2018	$5,193
Total EH revenues from emerging markets increased $245 million, or 14%, to $2.0 billion from $1.7 billion, reflecting 10% operational growth, primarily driven by 8% operational growth from the LEP portfolio, 8% operational growth from the SIP portfolio and 3% operational growth from the Peri-LOE Products portfolio. Foreign exchange had a favorable impact of 4% on total EH revenues from emerging markets.
Costs and Expenses

•	Cost of sales as a percentage of Revenues increased 3.5 percentage points, primarily due to:

◦	higher sales volumes of Inflectra in the U.S. and developed Europe, and higher Pfizer CentreOne sales volumes, both of which carry higher product costs;

◦	lower sales volumes and margins as a result of product losses of exclusivity and generic competition in developed markets;

◦	the non-recurrence of a partial reversal of a charge related to a product recall in 2017; and

◦	the unfavorable impact of foreign exchange,
partially offset by:

◦	lower sales volumes in the SIP portfolio, which carries a higher cost to produce, in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.

•	The increase in Cost of sales of 12% was primarily due to:

◦	higher sales volumes of Inflectra in the U.S. and developed Europe, and higher Pfizer CentreOne sales volumes, both of which carry higher product costs;

◦	an increase in sales volumes in emerging markets;

◦	the unfavorable impact of foreign exchange; and

◦	the non-recurrence of a partial reversal of a charge related to a product recall in 2017, partially offset by lower volumes from:

–	the SIP portfolio, which carries a higher cost to produce, in developed markets, primarily due to legacy Hospira product shortages in the U.S.; and

–	product losses of exclusivity and generic competition in developed markets.

•
Selling, informational and administrative expenses decreased 16% mainly due to lower general and administrative expenses, as well as lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, partially offset by the unfavorable impact of foreign exchange and additional investments in China.

•	Research and development expenses decreased 7% primarily due to decreased spending for biosimilars as several programs have reached completion.

•
The favorable change in Other (income)/deductions––net primarily reflects the favorable impact of foreign exchange and an increase in milestone income, partially offset by the non-recurrence of a gain on the redemption of an acquired bond in 2017.

First Six Months of 2018 vs. First Six Months of 2017
Innovative Health Operating Segment
Revenues
IH Revenues increased $1.0 billion, or 7%, to $16.1 billion, reflecting an operational increase of $602 million, or 4%, and the favorable impact of foreign exchange of $415 million, or 3%.
The following provides an analysis of the increase in IH worldwide Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the six months ended July 2, 2017	$15,086

Operational growth/(decline):
Continued growth from key brands: Eliquis, Ibrance and Xeljanz (globally)	1,023
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	120
Growth in Xtandi in the U.S. due to continued growth in metastatic castration-resistant prostate cancer	58
Growth in Prevnar 13/Prevenar 13 revenues (see the “Analysis of the Condensed Consolidated Statements of Income––Selected Product Discussion––Prevnar 13/Prevenar 13 (IH)" section of this MD&A)	38
Negative impact of the loss of exclusivity of Viagra in the U.S. in December 2017 and the resulting shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018	(505)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(214)
Other operational factors, net	82
Operational growth, net	602

Favorable impact of foreign exchange	415
IH Revenues increase	1,017
IH Revenues, for the six months ended July 2, 2018	$16,102
Total IH revenues from emerging markets increased $379 million, or 19%, to $2.4 billion from $2.0 billion, reflecting a 17% operational increase. Foreign exchange had a favorable impact of 2% on Total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 0.7 percentage points, primarily driven by the unfavorable impact of foreign exchange and an increase in royalty expenses based on the mix of products sold, partially offset by a favorable change in product mix. The favorable product mix, which includes an increase in alliance revenues, which have no associated cost of sales, was partially offset by the unfavorable impact of the reclassification of Viagra IH to EH in 2018.

•
The increase in Cost of sales of 13% was primarily driven by the unfavorable impact of foreign exchange, an increase in royalty expenses based on the mix of products sold, and an increase in sales volumes for various key products within our product portfolio.

•
The increase in Selling, informational and administrative expenses of 10% was primarily driven by additional investment across several of our key products, primarily Eucrisa, Ibrance, Xeljanz, Prevnar 13/Prevenar 13 (pediatric indication), Lyrica and Eliquis, partially offset by decreased investment in Enbrel due to loss of exclusivity across developed Europe.

•	The increase in Research and development expenses of 12% primarily reflects:

◦	increased costs across the Oncology portfolio; and

◦
increased costs associated with our Phase 3 clinical trials related to the C. difficile vaccine program and our JAK1 inhibitor, each of which initiated a Phase 3 clinical study in March 2017 and December 2017, respectively, partially offset by:

◦	the phase out of the Lyrica clinical studies; and

◦	the timing of expenses across the Vaccines portfolio.

•	The favorable change in Other (income)/deductions––net primarily reflects:

◦
a $143 million increase in income from collaborations, out-licensing arrangements and sales of compound/product rights primarily due to $75 million of milestone income related to the first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by us for the treatment of ulcerative colitis, $58 million income from a licensee and a $40 million increase in milestone income from Merck in conjunction with the approval of ertugliflozin in the EU; and

◦	a $31 million increase in Xtandi royalty income,

partially offset by:

◦	a $22 million decrease in dividend income from our investment in ViiV.
Essential Health Operating Segment
Revenues
EH Revenues decreased $319 million, or 3%, to $10.3 billion, reflecting an operational decrease of $711 million, or 7%, partially offset by the favorable impact of foreign exchange of $392 million, or 4%.
The following provides an analysis of the decrease in EH worldwide Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the six months ended July 2, 2017	$10,590

Operational growth/(decline):
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(391)
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH), primarily due to expected declines in Lyrica in developed Europe and Pristiq in the U.S. due to generic competition	(339)
Decline in the LEP portfolio, driven by lower revenues, primarily in developed markets	(193)
Impact on financial results for the sale of HIS in February 2017. The first six months of 2018 do not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017	(97)
Positive impact of Viagra, mostly driven by the shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018 (due to the loss of exclusivity of Viagra in the U.S. in December 2017), partially offset by lower revenues in developed Europe markets (previously reported in EH)	179
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	110
Other operational factors, net	21
Operational decline, net	(711)

Favorable impact of foreign exchange	392
EH Revenues decrease	(319)
EH Revenues, for the nine months ended July 1, 2018	$10,271
Total EH revenues from emerging markets increased $531 million, or 16%, to $3.9 billion from $3.4 billion, reflecting 11% operational growth, primarily driven by 12% operational growth from the LEP portfolio and 12% operational growth from the SIP portfolio, partially offset by a 2% operational decline from the Peri-LOE Products portfolio. Foreign exchange had a favorable impact of 5% on total EH revenues from emerging markets.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the first six months of 2017 include approximately one month of HIS domestic operations and approximately two months of HIS international operations. Operating results for EH for the first six months of 2018 do not reflect any contribution from HIS global operations.

•	Cost of sales as a percentage of Revenues increased 2.4 percentage points, primarily due to:

◦	higher sales volume of Inflectra in the U.S. and developed Europe, and higher Pfizer CentreOne sales volumes, both of which carry higher product costs;

◦	lower sales volumes and margins as a result of product losses of exclusivity and generic competition in developed markets; and

◦	the unfavorable impact of foreign exchange,
partially offset by:

◦	lower sales volumes in the SIP portfolio, which carries a higher cost to produce, in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.; and

◦	the non-recurrence of charges related to a product recall that occurred in 2017.

•	The increase in Cost of sales of 5% was primarily due to:

◦	the unfavorable impact of foreign exchange;

◦	higher sales volumes of Inflectra in the U.S. and developed Europe, and higher Pfizer CentreOne sales volumes, both of which carry higher product costs; and

◦	an increase in sales volume in emerging markets,

partially offset by:

◦	lower sales volumes driven by:

–	the SIP portfolio, which carries a higher cost to produce, in developed markets, primarily due to legacy Hospira product shortages in the U.S.; and

–	product losses of exclusivity and generic competition in developed markets;

◦	the non-recurrence of charges related to a product recall that occurred in 2017; and

◦	the favorable impact of the sale of HIS.

•
Selling, informational and administrative expenses decreased 12% mainly due to lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and lower general and administrative expenses, partially offset by the unfavorable impact of foreign exchange and additional investments in China.

•	Research and development expenses decreased 10%, primarily due to decreased spending for biosimilars as several programs have reached completion.

•
The unfavorable change in Other (income)/deductions––net primarily reflects the non-recurrence of a gain on the redemption of an acquired bond in 2017, partially offset by an increase in milestone income and the favorable impact of foreign exchange.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2018 reflect the following:

•
For Foreign currency translation adjustments, net, the second quarter of 2018 primarily reflects the strengthening of the U.S. dollar against the euro, U.K. pound and Australian dollar, and for the first six months of 2018, primarily reflects the strengthening of the U.S. dollar against several major currencies, partially offset by the weakening of the U.S. dollar against the Japanese yen and the Chinese renminbi.

•
For Unrealized holding gains/(losses) on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value re-measurements and the reclassification of amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards and Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, the second quarter of 2018 primarily reflects (i) the favorable impact of foreign exchange, (ii) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income and (iii) settlement activity offset by a $57 million increase in the plan liability due to an interim re-measurement. For the first six months of 2018, primarily reflects (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income, (ii) an $85 million reduction in the plan liability due to an interim re-measurement, (iii) settlement activity and (iv) the favorable impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service costs and other, net, the second quarter and the first six months of 2018 reflect the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Tax provision/(benefit) on other comprehensive income/(loss), the first six months of 2018 reflect the reclassification of the stranded tax amounts related to the TCJA from AOCI to Retained earnings, which was recorded in the first quarter of 2018. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards and Notes to Condensed Consolidated Financial Statements—Note 5D. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss).

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

The changes in our asset and liability accounts as of July 1, 2018, compared to December 31, 2017, generally reflect, among other things, fluctuations in foreign currency exchange rates, as well as the impact of the adoption of new accounting standards in the first quarter of 2018. The following explanations exclude the impact of foreign exchange and the impact of the adoption of new accounting standards in the first quarter of 2018 (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards for additional information).

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change reflects the increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, network strategy and new product launches.

•
For Other current assets, the change reflects an increase in receivables associated with derivative financial instruments, partially offset by the receipt of a milestone payment related to the first marketing authorization for ertugliflozin (see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Collaborative Arrangements).

•	For PP&E, the change primarily reflects capital additions in the normal course of business, partially offset by depreciation during the period.

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period, minimally offset by an intangible asset recorded in connection with the EU approval of Mylotarg (see Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets).

•	For Other noncurrent assets, the change reflects a reduction in inventory expected to be sold in a period greater than twelve months, primarily due to demand.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

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

◦
payments for the current portion of obligations recorded in connection with the U.S. approval of Bosulif, and the EU and U.S. approvals of Besponsa (see Notes to Condensed Consolidated Financial Statements—Note 7E. Financial Instruments: Other Noncurrent Liabilities).

◦	accrued interest due to timing of payments; and

◦	payables related to derivative financial instruments,
partially offset by increases related to:

◦	reclassifications from noncurrent liabilities; and

◦	payments and accruals in the normal course of business.

•	For Pension benefit obligations, net, the decrease primarily reflects a voluntary pension contribution, direct employer benefit payments, and an interim re-measurement in a U.S. non-qualified plan.

•	For Other noncurrent liabilities, the change reflects a decrease in liabilities associated with:

◦	reclassifications to current liabilities,
partially offset by:

◦	an increase in payables, associated with derivative financial instruments; and

◦	a change in the fair value of contingent consideration (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

•
For Treasury stock, the change reflects $4.0 billion paid to Citibank in March 2018 pursuant to the terms of an accelerated share repurchase agreement as well as open market share repurchases. See Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2018	July 2, 2017	% Change
Cash provided by/(used in):
Operating activities	$5,830	$4,824	21
Investing activities	8,193	3,030	*
Financing activities	(12,628)	(7,896)	60
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(15)	37	*
Net increase/(decrease) in Cash and cash equivalents and restricted cash and cash equivalents	$1,381	$(5)	*
* Calculation not meaningful or results are equal to or greater than 100%.
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
Operating Activities

Our net cash provided by operating activities was $5.8 billion in the first six months of 2018, compared to $4.8 billion in the same period in 2017. The increase in net cash provided by operating activities reflects an increase in net cash generated from net income. The net cash generated reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, as well as a decrease in benefit plan contributions.
In the first six months of 2018, the change in the line item Other adjustments, net primarily reflects, among other items:

•
unrealized net gains on equity securities resulting from the adoption of a new accounting standard on January 1, 2018 related to financial assets and liabilities (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards); and

•
a non-cash gain on the contribution of Pfizer’s allogeneic CAR T developmental program assets, in connection with our contribution agreement with Allogene (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures),

partially offset by:

•	net losses on foreign exchange contracts hedging a portion of our forecasted intercompany inventory sales (that fixes the cost of inventory sold later to customers);

•	a decrease in realized gains from sales of equity and debt securities; and

•	a decrease in gains on the sale of property, plant and equipment.
In the first six months of 2018 and 2017, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and noncurrent liabilities.
For additional information about changes in other assets and liabilities account balances, see the “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.
Investing Activities
Our net cash provided by investing activities was $8.2 billion in the first six months of 2018, compared to net cash provided by investing activities of $3.0 billion in the same period in 2017. The increase in net cash provided by investing activities was primarily attributable to:

•	an increase in net proceeds generated from the sale of investments of $4.5 billion in 2018 for cash needs; and

•
a decrease in cash used for acquisitions, net of cash acquired of $1.0 billion due to the acquisition of the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business and substantially all of the remaining consideration for the Medivation acquisition in 2017 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Acquisition).

Financing Activities
Our net cash used in financing activities was $12.6 billion in the first six months of 2018, compared to $7.9 billion in the same period in 2017. The increase in net cash used in financing activities was primarily attributable to:

•	the issuance of long-term debt of $5.3 billion in the first six months of 2017, with no corresponding issuance of debt in the first six months of 2018; and

•	higher purchases of common stock of $1.1 billion,
partially offset by:

•	lower repayments on long-term debt of $1.4 billion.
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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	July 1, 2018	December 31, 2017
Selected financial assets:
Cash and cash equivalents(a)	$2,704	$1,342
Short-term investments(a)	10,727	18,650
Long-term investments(a)	6,595	7,015
	20,025	27,007
Debt:
Short-term borrowings, including current portion of long-term debt	11,583	9,953
Long-term debt	28,935	33,538
	40,518	43,491
Selected net financial liabilities(b)	$(20,493)	$(16,484)

Working capital(c)	$5,146	$10,714
Ratio of current assets to current liabilities	1.16:1	1.35:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$11.90	$11.93

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities was primarily driven by the decrease in short-term investments used for cash needs, partially offset by the repayment of long-term debt. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. Both Moody’s and S&P rating agencies maintained our strong investment-grade corporate debt rating subsequent to the acquisitions of Medivation and Anacor. For additional information, see the “Credit Ratings” section of this MD&A.

(c)	The decrease in working capital was primarily due to:

•
a decrease in Short-term investments mainly driven by the financing requirements for share repurchase activities, dividend payments, capital expenditures and debt repayment, partially offset by operating cash flow generation, cash from employee stock option exercises and reclassification of long-term to short-term investments;

•	an increase in short-term borrowings as a result of issuance of commercial paper; and

•	the net impact of foreign currency exchange,
partially offset by:

•	the timing of accruals, cash receipts and payments in the ordinary course of business; and

•
an increase in inventory related to increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, network strategy and new product launches.

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
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 1, 2018, we had access to $7.7 billion of lines of credit, of which $613 million expire within one year. Of these lines of credit, $7.6 billion were unused, of which our lenders have committed to loan us $7.0 billion at our request under our revolving credit facility expiring in 2022, and may be used to support our commercial paper borrowings.

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

We used the Venezuelan bolivar DICOM rate of 70,000 as our best estimate to revalue our Venezuelan bolivar denominated net monetary assets. The current DICOM rate is over 200,000. Future actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. We have in Venezuela a few net monetary assets and $43 million of non-monetary assets, and $11 million of deferred foreign exchange losses reported in the balance sheet in Accumulated other comprehensive loss––Foreign currency translation adjustments at May 27, 2018, our international quarter-end.
Global Economic Conditions––Argentina Operations
Our Argentina operations function in a hyperinflationary economy. The impact to Pfizer is not considered material.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 1, 2018, the estimated fair value of our indemnity obligations was not significant.

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

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended		Six Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	July 1, 2018	July 2, 2017(b)	July 1, 2018(a)	July 2, 2017(b)
Shares of common stock purchased	—	24	145	150
Cost of purchase	$—	$—	$6.1	$5.0

(a)
Represents shares purchased pursuant to an accelerated share repurchase agreement with Citibank entered into on March 12, 2018, as well as other share repurchases. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Contingencies and Certain Commitments and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2018.

(b)
Represents shares purchased pursuant to an accelerated share repurchase agreement entered into on February 2, 2017. For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2017 Financial Report.

At July 1, 2018, our remaining share-purchase authorization under the 2015 and 2017 programs was approximately $10.3 billion.

Dividends on Common Stock

In June 2018, our Board of Directors declared a dividend of $0.34 per share, payable on September 4, 2018, to shareholders of record at the close of business on August 3, 2018.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of July 1, 2018
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
In February 2016, the FASB issued new guidance on accounting for leases. The new ASU provides guidance for both lessee and lessor accounting models. Among other things, the new guidance requires that a right of use asset and a lease liability be recognized for leases with a duration of greater than one year. Since its issuance, the FASB has issued several ASUs, including amending the guidance to offer an additional transition method.
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
We do not have any investments with features subject to this standard and do not expect this new guidance to have a material impact on our consolidated financial statements.
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
	January 1, 2019. Earlier application is permitted.	We do not have any financial instruments with features subject to this standard and do not expect this new guidance to have a material impact on our consolidated financial statements.
In June 2018, the FASB issued new guidance to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date.
	January 1, 2019. Early adoption is permitted, including in interim periods.	We do not have any share-based awards issued to nonemployees and do not expect this new guidance to have a material impact on our consolidated financial statements.

Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, the benefits expected from our plans to organize our commercial operations into three businesses effective at the beginning of the company's 2019 fiscal year, our acquisitions and other business development activities, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the expected impact of the recent hurricanes in Puerto Rico set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Impact of Recent Hurricanes in Puerto Rico” section of this MD&A, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, our plans to organize our company into three businesses effective at the beginning of our 2019 fiscal year set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Commercial Operations” section of this MD&A, the anticipated timeframe for any decision regarding strategic alternatives for Pfizer Consumer Healthcare set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Our Business Development Initiatives” section of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, the financial guidance set forth in the “Our Financial Guidance for 2018” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions, the anticipated product performance set forth in the “Revenues and Product Developments—Revenues—Selected Product Discussion” section of this MD&A, the contributions that we expect to make from our general assets to our pension and postretirement plans during 2018 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans and the plans related to the repatriation of the majority of our cash held internationally set forth in the “Analysis of Financial Condition, Liquidity and Capital Resources—Selected Measures of Liquidity and Capital Resources—Domestic and International Selected Financial Assets” section of this MD&A. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
decisions by regulatory authorities regarding whether and when to approve our drug applications, which will depend on the assessment by such regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted; decisions by regulatory authorities regarding labeling, ingredients and other matters that could affect the availability or commercial potential of our products; uncertainties regarding our ability to address the comments received by us from regulatory authorities such as the FDA and the EMA with respect to certain of our drug applications to the satisfaction of those authorities; and recommendations by technical or advisory committees, such as ACIP, that may impact the use of our vaccines;

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

•
risks related to our ability to develop and launch biosimilars, including risks associated with “at risk” launches, defined as the marketing of a product by Pfizer before the final resolution of litigation (including any appeals) brought by a third party alleging that such marketing would infringe one or more patents owned or controlled by the third party, and access challenges for our biosimilar products where our product may not receive appropriate formulary access or remains in a disadvantaged position relative to the innovator product;

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

•
the risk of an adverse decision or settlement and the adequacy of reserves related to legal proceedings, including patent litigation, such as claims that our patents are invalid and/or do not cover the product of the generic drug manufacturer or where one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial, environmental, government investigations, employment and other legal proceedings, including various means for resolving asbestos litigation, as well as tax issues;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, including our plans to organize our commercial operations into three businesses effective at the beginning of the company’s 2019 fiscal year, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs due to organizational disruption;

•	the impact of product recalls, withdrawals and other unusual items;

•	the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

•	risks related to internal control over financial reporting;

•
risks and uncertainties related to our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that expected cost savings related to the acquisition of Hospira and accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for Xtandi; significant transaction costs; and unknown liabilities; and

•
risks and uncertainties related to our evaluation of strategic alternatives for our Consumer Healthcare business, including, among other things, the ability to realize the anticipated benefits of any strategic alternatives we may pursue for our Consumer Healthcare business; the potential for disruption to our business and diversion of management’s attention from other aspects of our business; the possibility that such strategic alternatives will not be completed on terms that are advantageous to Pfizer; the possibility that we may be unable to realize a higher value for Pfizer Consumer Healthcare through strategic alternatives; and unknown liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2018:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 2, 2018 through April 29, 2018	13,983	$35.57	—	$10,292,715,228
April 30, 2018 through May 27 2018	18,702	$36.51	—	$10,292,715,228
May 28, 2018 through July 1, 2018	16,628	$35.21	—	$10,292,715,228
Total	49,313	$35.81	—

(a)
In December 2015, the Board of Directors authorized an $11 billion share repurchase program, to be utilized over time (the 2015 program), and share repurchases commenced thereunder in the first quarter of 2017. In December 2017, the Board of Directors authorized an additional $10 billion share repurchase program, to be utilized over time (the 2017 program). On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock. For additional information, see the Notes to Condensed Consolidated Financial Statements––Note 12. Contingencies and Certain Commitments. At July 1, 2018, our remaining share-purchase authorization under the 2015 and 2017 programs was approximately $10.3 billion.

(b)	These columns represent shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs.
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

Pfizer Inc.
(Registrant)

Dated:	August 9, 2018	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)