Form 10-Q
period 2018-09-30
PFIZER INC
filed 2018-11-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

At November 5, 2018, 5,780,474,578 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2017 Financial Report	Financial Report for the fiscal year ended December 31, 2017, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017
2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AMPA	α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ASU	Accounting Standards Update
ATM-AVI	aztreonam-avibactam
Avillion	Avillion LLP
Bain Capital	Bain Capital Private Equity and Bain Capital Life Sciences
Biogen	Biogen Inc.
BMS	Bristol-Myers Squibb Company
BRCA	BReast CAncer susceptibility gene
CAR T	chimeric antigen receptor T cell
CDC	U.S. Centers for Disease Control and Prevention
Cellectis	Cellectis S.A.
Cerevel	Cerevel Therapeutics, LLC
CIAS	cognitive impairment associated with schizophrenia
Citibank	Citibank, N.A.
CML	chronic myelogenous leukemia
Developed Markets	U.S., Western Europe, Japan, Canada, Australia, South Korea, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development
HER2-	human epidermal growth factor receptor 2-negative
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service

IV	intravenous
Janssen	Janssen Biotech Inc.
J&J	Johnson & Johnson
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein
LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCC	Merkel Cell Carcinoma
MCO	Managed Care Organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NovaQuest	NovaQuest Co-Investment Fund V, L.P.
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	Pharmacy Benefit Manager
Pharmacia	Pharmacia Corporation
PP&E	Property, plant & equipment
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018
RCC	renal cell carcinoma
R&D	research and development
RPI	RPI Finance Trust
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
Servier	Les Laboratoires Servier SAS
SFJ	SFJ Pharmaceuticals Group
Shire	Shire International GmbH
SI&A	Selling, informational and administrative
SIP	Sterile Injectable Pharmaceuticals
S&P	Standard and Poor’s
StratCO	Strategy and Commercial Operations
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Teuto	Laboratório Teuto Brasileiro S.A.
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
WRD	Worldwide Research and Development

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues	$13,298	$13,168	$39,670	$38,843
Costs and expenses:
Cost of sales(a)	2,694	2,844	8,173	7,972
Selling, informational and administrative expenses(a)	3,494	3,504	10,448	10,249
Research and development expenses(a)	2,008	1,865	5,549	5,367
Amortization of intangible assets	1,253	1,177	3,640	3,571
Restructuring charges and certain acquisition-related costs	85	114	172	267
Other (income)/deductions––net	(414)	79	(1,143)	65
Income from continuing operations before provision for taxes on income	4,177	3,585	12,831	11,351
Provision for taxes on income	66	727	1,270	2,287
Income from continuing operations	4,111	2,858	11,562	9,064
Discontinued operations––net of tax	11	—	10	1
Net income before allocation to noncontrolling interests	4,122	2,858	11,571	9,066
Less: Net income attributable to noncontrolling interests	8	18	25	32
Net income attributable to Pfizer Inc.	$4,114	$2,840	$11,546	$9,034

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.70	$0.48	$1.96	$1.51
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.70	$0.48	$1.96	$1.51

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.69	$0.47	$1.92	$1.49
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.69	$0.47	$1.92	$1.49

Weighted-average shares––basic	5,875	5,951	5,899	5,972
Weighted-average shares––diluted	5,986	6,041	5,998	6,057
Cash dividends paid per common share	$0.34	$0.32	$1.02	$0.96

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income before allocation to noncontrolling interests	$4,122	$2,858	$11,571	$9,066

Foreign currency translation adjustments, net	(567)	878	(507)	1,352
Reclassification adjustments	(2)	(3)	(22)	110
	(569)	875	(530)	1,461
Unrealized holding gains/(losses) on derivative financial instruments, net	222	(50)	236	(149)
Reclassification adjustments for (gains)/losses included in net income(a)	(235)	56	119	(393)
	(13)	6	355	(542)
Unrealized holding gains/(losses) on available-for-sale securities, net	149	384	(65)	698
Reclassification adjustments for gains included in net income(a)	(36)	(278)	(67)	(181)
Reclassification adjustments for unrealized gains included in Retained earnings(b)	—	—	(462)	—
	112	106	(595)	518
Benefit plans: actuarial gains/(losses), net	8	(103)	114	(41)
Reclassification adjustments related to amortization	60	140	183	448
Reclassification adjustments related to settlements, net	42	38	108	89
Other	49	(76)	69	(111)
	158	(1)	474	384
Benefit plans: prior service costs and other, net	—	—	—	(2)
Reclassification adjustments related to amortization	(46)	(46)	(137)	(138)
Reclassification adjustments related to curtailments, net	(4)	(3)	(18)	(14)
Other	—	1	1	2
	(50)	(48)	(154)	(151)
Other comprehensive income/(loss), before tax	(361)	938	(449)	1,669
Tax provision/(benefit) on other comprehensive income/(loss)	62	(80)	667	(218)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(422)	$1,018	$(1,116)	$1,888

Comprehensive income before allocation to noncontrolling interests	$3,700	$3,876	$10,455	$10,953
Less: Comprehensive income attributable to noncontrolling interests	—	19	5	48
Comprehensive income attributable to Pfizer Inc.	$3,700	$3,857	$10,450	$10,906

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
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$3,559	$1,342
Short-term investments	13,680	18,650
Trade accounts receivable, less allowance for doubtful accounts: 2018—$567; 2017—$584	10,024	8,221
Inventories	8,184	7,578
Current tax assets	3,686	3,050
Other current assets	2,450	2,301
Total current assets	41,583	41,141
Long-term investments	6,444	7,015
Property, plant and equipment, less accumulated depreciation: 2018—$17,078; 2017—$16,172	14,036	13,865
Identifiable intangible assets, less accumulated amortization	45,306	48,741
Goodwill	55,614	55,952
Noncurrent deferred tax assets and other noncurrent tax assets	1,875	1,855
Other noncurrent assets	2,980	3,227
Total assets	$167,838	$171,797

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2018—$4,255; 2017—$3,546	$7,385	$9,953
Trade accounts payable	4,297	4,656
Dividends payable	1,963	2,029
Income taxes payable	2,781	477
Accrued compensation and related items	2,096	2,196
Other current liabilities	10,490	11,115
Total current liabilities	29,013	30,427

Long-term debt	33,652	33,538
Pension benefit obligations, net	4,886	5,926
Postretirement benefit obligations, net	1,455	1,504
Noncurrent deferred tax liabilities	5,512	3,900
Other taxes payable	15,289	18,697
Other noncurrent liabilities	6,367	6,149
Total liabilities	96,174	100,141

Commitments and Contingencies

Preferred stock	20	21
Common stock	466	464
Additional paid-in capital	85,828	84,278
Treasury stock	(96,574)	(89,425)
Retained earnings	91,995	85,291
Accumulated other comprehensive loss	(10,417)	(9,321)
Total Pfizer Inc. shareholders’ equity	71,319	71,308
Equity attributable to noncontrolling interests	346	348
Total equity	71,664	71,656
Total liabilities and equity	$167,838	$171,797
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017
Operating Activities
Net income before allocation to noncontrolling interests	$11,571	$9,066
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,743	4,695
Asset write-offs and impairments	88	326
Adjustments to loss on sale of HIS net assets	(1)	52
TCJA impact(a)	(410)	—
Deferred taxes from continuing operations	(974)	241
Share-based compensation expense	682	595
Benefit plan contributions in excess of income––2018 and expense––2017	(1,000)	(1,042)
Other adjustments, net	(1,169)	(604)
Other changes in assets and liabilities, net of acquisitions and divestitures	(2,441)	(3,616)
Net cash provided by operating activities	11,089	9,713

Investing Activities
Purchases of property, plant and equipment	(1,357)	(1,256)
Purchases of short-term investments	(7,364)	(6,469)
Proceeds from redemptions/sales of short-term investments	12,752	5,778
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	385	2,758
Purchases of long-term investments	(1,503)	(2,526)
Proceeds from redemptions/sales of long-term investments	2,174	2,403
Acquisitions of businesses, net of cash acquired	—	(1,000)
Acquisitions of intangible assets	(47)	(188)
Other investing activities, net	248	519
Net cash provided by investing activities	5,289	19

Financing Activities
Proceeds from short-term borrowings	1,945	7,003
Principal payments on short-term borrowings	(4,239)	(7,659)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(973)	566
Proceeds from issuance of long-term debt	4,974	5,273
Principal payments on long-term debt	(3,104)	(4,474)
Purchases of common stock	(7,168)	(5,000)
Cash dividends paid	(6,015)	(5,750)
Proceeds from exercise of stock options	1,099	656
Other financing activities, net	(553)	(223)
Net cash used in financing activities	(14,034)	(9,607)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(116)	67
Net increase in cash and cash equivalents and restricted cash and cash equivalents	2,227	193
Cash and cash equivalents and restricted cash and cash equivalents, beginning	1,431	2,666
Cash and cash equivalents and restricted cash and cash equivalents, end	$3,658	$2,858

Supplemental Cash Flow Information
Non-cash transactions:
Receipt of ICU Medical common stock(b)	$—	$428
Promissory note from ICU Medical(b)	—	75
Equity investment in Cerevel Therapeutics, Inc. in exchange for Pfizer’s portfolio of clinical and preclinical neuroscience assets(b)	343	—
Equity investment in Allogene received in exchange for Pfizer's allogeneic CAR T developmental program assets(b)	92	—
Cash paid (received) during the period for:
Income taxes	$1,666	$1,424
Interest	968	1,101
Interest rate hedges	(104)	(183)

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s Provision for taxes on income for the nine months ended September 30, 2018 was favorably impacted by approximately $410 million, primarily related to certain tax initiatives associated with the TCJA, as well as favorable adjustments to the provisional estimates of the legislation. See Note 5A. Tax Matters: Taxes on Income from Continuing Operations.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

We prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 26, 2018 and August 27, 2017. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended September 30, 2018 and October 1, 2017.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The interim financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of our condensed consolidated balance sheets and condensed consolidated statements of income. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2017 Financial Report.

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

•
On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the third quarter and first nine months of 2017 reflect approximately three months and eight months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca. Our financial results, EH’s operating results, and cash flows for the third quarter and first nine months of 2018 reflect three months and nine months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca.

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
Revenues––We adopted a new accounting standard for revenue recognition and changed our revenue recognition policies accordingly. Generally, the previous revenue recognition standards permitted recognition when persuasive evidence of a contract existed, delivery had occurred, and the seller's price to the buyer was fixed or determinable. Under the new standard, revenue is recognized upon transfer of control of the product to our customer in an amount that reflects the consideration we expect to receive in exchange. We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $584 million on a pre-tax basis ($450 million after-tax). This amount includes $500 million (pre-tax) related to the timing of recognizing Other (income)/deductions––net primarily for upfront and milestone payments on our collaboration arrangements ($394 million, pre-tax) and, to a lesser extent, product rights and out-licensing arrangements, and $84 million (pre-tax) related to the timing of recognizing Revenues and Cost of sales on certain product shipments. The impact of adoption did not have a material impact to our condensed consolidated statements of income for the three and nine months ended September 30, 2018 or our condensed consolidated balance sheet as of September 30, 2018. For additional information, see Note 1C.
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
We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $462 million on a pre-tax basis ($419 million after-tax) related to the net impact of unrealized gains and losses primarily on available-for-sale equity securities, restricted stock and private equity securities. In the third quarter of 2018, we recorded net unrealized gains on equity securities of $8 million and in the first nine months of 2018, we recorded net unrealized gains on equity securities of $344 million, in Other (income)/deductions––net. For additional information, see Note 4 and Note 7.

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

Accounting for Hedging Activities––The standard includes the following changes:

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
We early adopted the new accounting standard on January 1, 2018 on a prospective basis. In the third quarter of 2018, we recorded income of $23 million and in the first nine months of 2018, we recorded income of $68 million in Other (income)/deductions––net, whereas this item would have been classified in interest income in prior periods. For additional information, see Note 7F.
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
Classification of Certain Transactions in the Statement of Cash Flows––We retrospectively adopted an accounting standard that changed the presentation of certain information in the condensed consolidated statements of cash flows, including the classification of:

•
debt prepayment and extinguishment costs, resulting in an increase in Operating activities––Other adjustments, net and a decrease in Financing activities––Other financing activities, net of $7 million for the nine months ended September 30, 2018; and

•
accreted interest on the settlement of commercial paper debt instruments, resulting in a decrease in Operating activities––Other adjustments, net, and an increase in Financing activities––Other financing activities, net of $69 million for the nine months ended September 30, 2018.

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
Presentation of Restricted Cash in the Statement of Cash Flows––We adopted, on a retrospective basis, the new accounting standard, which requires that restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. As a result, for the nine months ended September 30, 2018, $10 million is presented as an increase in Cash, cash equivalents, restricted cash and restricted cash equivalents.
Definition of a Business––We prospectively adopted the standard for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, the transaction will not qualify for treatment as a business. To be considered a business, a set of integrated activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs, without regard as to whether a purchaser could replace missing elements. In addition, the definition of the term “output” has been narrowed to make it consistent with the updated revenue recognition guidance. In the third quarter and first nine months of 2018, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Derecognition of Nonfinancial Assets––We prospectively adopted the standard, which applies to the full or partial sale or transfer of nonfinancial assets, including intangible assets, real estate and inventory. The standard provides that the gain or loss is determined by the difference between the consideration received and the carrying value of the asset. In the third quarter and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

first nine months of 2018, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
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

Adoption of the standard related to pension and postretirement benefit costs impacted our prior period condensed consolidated statements of income as follows:
	Three Months Ended October 1, 2017
(MILLIONS OF DOLLARS)	As Previously Reported	Effect of Change Higher/(Lower)	As Restated
Cost of sales	$2,847	$(3)	$2,844
Selling, informational and administrative expenses	3,500	4	3,504
Research and development expenses	1,859	6	1,865
Restructuring charges and certain acquisition-related costs	149	(35)	114
Other (income)/deductions––net	51	28	79
Income from continuing operations before provision for taxes on income	3,585	—	3,585

	Nine Months Ended October 1, 2017
(MILLIONS OF DOLLARS)	As Previously Reported	Effect of Change Higher/(Lower)	As Restated
Cost of sales	$7,980	$(9)	$7,972
Selling, informational and administrative expenses	10,233	16	10,249
Research and development expenses	5,346	21	5,367
Restructuring charges and certain acquisition-related costs	377	(110)	267
Other (income)/deductions––net	(16)	81	65
Income from continuing operations before provision for taxes on income	11,351	—	11,351

Adoption of the standards impacted our condensed consolidated balance sheet as follows:
		Effect of New Accounting Standards Higher/(Lower)
(MILLIONS OF DOLLARS)	As Previously Reported Balance at December 31, 2017	Revenues	Financial Assets and Liabilities	Income Tax Accounting	Reclassification of Certain Tax Effects from AOCI	Balance at January 1, 2018
Trade accounts receivable	$8,221	$13	$—	$—	$—	$8,234
Inventories	7,578	(11)	—	—	—	7,567
Current tax assets	3,050	(11)	—	(3)	—	3,036
Noncurrent deferred tax assets and other noncurrent tax assets	1,855	(17)	—	—	—	1,838
Other noncurrent assets	3,227	—	—	(204)	—	3,023
Other current liabilities	11,115	(123)	—	—	—	10,992
Noncurrent deferred tax liabilities	3,900	106	—	(18)	—	3,988
Other noncurrent liabilities	6,149	(459)	—	—	—	5,690
Retained earnings	85,291	450	419	(189)	495	86,466
Accumulated other comprehensive loss	(9,321)	—	(419)	—	(495)	(10,235)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adoption of the standards related to the classification of certain transactions in the statement of cash flows and the presentation of restricted cash in the statement of cash flows impacted our condensed consolidated statement of cash flows as follows:

	Nine Months Ended October 1, 2017
		Effect of New Accounting Standards Inflow/(Outflow)
(MILLIONS OF DOLLARS)	As Previously Reported	Cash Flow Classification	Restricted Cash	As Restated
Operating Activities
Other adjustments, net	$(561)	$(43)	$—	$(604)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,644)	—	28	(3,616)
Investing Activities
Proceeds from redemptions/sales of short-term investments	5,783	—	(5)	5,778
Proceeds from redemptions/sales of long-term investments	2,417	—	(14)	2,403
Financing Activities
Principal payments on short-term borrowings	(7,691)	33	—	(7,659)
Net proceeds from short-term borrowings with original maturities of three months or less	555	10	—	566
Net increase in cash and cash equivalents and restricted cash and cash equivalents	184	—	9	193
Cash and cash equivalents and restricted cash and cash equivalents, beginning	2,595	—	70	2,666
Cash and cash equivalents and restricted cash and cash equivalents, ending	2,779	—	79	2,858

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$3,559	$1,342
Restricted cash and cash equivalents in Short-term investments	40	—
Restricted cash and cash equivalents in Long-term investments	59	—
Restricted cash and cash equivalents in Other current assets	—	14
Restricted cash and cash equivalents in Other noncurrent assets	—	75
Total cash and cash equivalents and restricted cash and cash equivalents shown in the condensed consolidated balance sheets	$3,658	$1,431
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
We recorded direct product sales and/or alliance revenues of more than $1 billion for each of nine products in 2017. These direct products sales and/or alliance product revenues represented 46% of our revenues in 2017. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices due to added competition and we generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights. Our Consumer Healthcare business includes OTC brands with a focus on dietary supplements, pain management, gastrointestinal and respiratory and personal care. According to Euromonitor International’s retail sales data, in 2017, our Consumer Healthcare business was the fifth-largest branded multi-national, OTC consumer healthcare business in the world and produced two of the ten largest selling consumer

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

healthcare brands (Centrum and Advil) in the world. We sell biopharmaceutical products after patent expiration, and under patent, and, to a much lesser extent, consumer healthcare products worldwide to developed and emerging market countries.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.5 billion as of September 30, 2018 and $4.9 billion as of December 31, 2017.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,297	$1,352

Other current liabilities:
Accrued rebates	3,235	2,674
Other accruals	641	512

Other noncurrent liabilities	374	385
Total accrued rebates and other accruals	$5,548	$4,923
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
On January 1, 2018, we adopted a new accounting standard on revenue recognition (see Note 1B). As a result of the adoption, we recognized the following cumulative effect adjustments related to collaboration arrangements to Retained earnings:

•
$394 million (pre-tax) for collaborative arrangements where upfront, pre-approval and regulatory approval milestone payments received from our collaboration partners are recognized in Other (income)/deductions—net over a reduced period. Under the new standard, the income from upfront and pre-approval milestone payments due to us is typically recognized over the development period for the collaboration when our performance obligation, in addition to granting a license, is to provide research and development services to our collaboration partners, and major regulatory approval milestones are typically recognized immediately when earned as the related development period has ended. The income from upfront and milestone payments is typically recognized immediately as earned if our performance obligation, in addition to granting a license, is

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

only for commercialization activities. Under the old standard, this income was recognized over the combined development and estimated commercialization (including co-promotion) period for the collaboration products.

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

Note 2. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment

A. Acquisition
AstraZeneca’s Small Molecule Anti-Infectives Business (EH)
On December 22, 2016, which fell in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S., including the commercialization and development rights to the approved EU drug Zavicefta™ (ceftazidime-avibactam), the marketed agents Merrem™/Meronem™ (meropenem) and Zinforo™ (ceftaroline fosamil), and the clinical development assets ATM-AVI and CXL (ceftaroline fosamil-AVI). In 2017, under the terms of the agreement, we made payments of approximately $605 million to AstraZeneca related to the transaction. We made an additional milestone payment of $125 million in our first fiscal quarter of 2018 and we will make a deferred payment of $175 million to AstraZeneca in January 2019. In addition, we may be required to pay an additional milestone payment of $75 million if the related milestone is achieved prior to December 31, 2021, and up to $600 million if sales of Zavicefta™ exceed certain thresholds prior to January 1, 2026, as well as tiered royalties on sales of Zavicefta™ and ATM-AVI in certain markets for a period ending on the later of 10 years from first commercial sale or the loss of patent protection or loss of regulatory exclusivity. The total royalty payments are unlimited during the royalty term and the undiscounted payments are expected to be in the range of approximately $292 million to $512 million. The total fair value of consideration transferred for AstraZeneca’s small molecule anti-infectives business was approximately $1,040 million inclusive of cash paid and the fair value of contingent consideration. In connection with this acquisition, we recorded $894 million in Identifiable intangible assets, consisting of $728 million in Developed technology rights and $166 million in IPR&D. We also recorded $92 million in Other current assets related to the economic value of inventory which was retained by AstraZeneca for sale on our behalf, $73 million in Goodwill and $19 million of net deferred tax liabilities. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.
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
The revised transaction closed on February 3, 2017. At closing, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed), which we initially valued at approximately $428 million (based upon the closing price of ICU Medical common stock on the closing date less a discount for lack of marketability) and which are reported as equity securities at fair value in Long-term investments on the condensed consolidated balance sheet. In August 2018, we sold 700,000 shares of ICU Medical common stock for which we recognized a gain during the period of $50 million, reflecting the increase in fair value of the equity investment since the beginning of the year, most of which was previously recognized as 2018 unrealized gains. In addition, we continue to hold 2.5 million shares of ICU Medical common stock and we recognized unrealized gains of $24 million in the third quarter of 2018 and unrealized gains of $229 million in the first nine months of 2018 related to these remaining shares. We also received a promissory note in the amount of $75 million, which was repaid in full as of December 31, 2017, and net cash of approximately $200 million before customary adjustments for net working capital, which is reported in Other investing activities, net on the condensed consolidated statement of cash flows for the nine months ended October 1, 2017. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. After our recent sale of ICU Medical shares, we own approximately 12% of ICU Medical. We recognized pre-tax income of $2 million in the third quarter of 2018 and pre-tax income of $1 million in the first nine months of 2018, and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

we recognized pre-tax income of $12 million in the third quarter of 2017 and pre-tax losses of $52 million in the first nine months of 2017 in Other (income)/deductions––net, representing adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell. For additional information, see Note 4 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Sale of Hospira Infusion Systems Net Assets, Research and Development and Collaborative Arrangements, Equity-Method Investments and Cost-Method Investment in Pfizer’s 2017 Financial Report.
While we have received the full purchase price excluding the contingent amount as of the February 3, 2017 closing, the sale of the HIS net assets was not fully completed in certain non-U.S. jurisdictions as of the third quarter of 2018 due to temporary regulatory or operational constraints. In these jurisdictions, which represent a relatively small portion of the HIS net assets, we continued to operate the net assets for the net economic benefit of ICU Medical, and we were indemnified by ICU Medical against risks associated with such operations during the interim period, subject to our obligations under the definitive transaction agreements. We have previously treated these jurisdictions as sold for accounting purposes.
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
Contribution Agreement Between Pfizer and Allogene Therapeutics, Inc. (WRD)
In April 2018, Pfizer and Allogene announced that the two companies entered into a contribution agreement for Pfizer’s portfolio of assets related to allogeneic CAR T therapy, an investigational immune cell therapy approach to treating cancer. Under this agreement, Allogene received from Pfizer rights to pre-clinical and clinical CAR T assets, all of which were previously licensed to Pfizer from French cell therapy company, Cellectis, beginning in 2014 and French pharmaceutical company, Servier, beginning in 2015. Allogene assumed responsibility for all potential financial obligations to both Cellectis and Servier. Pfizer will continue to participate financially in the development of the CAR T portfolio through an ownership stake in Allogene. Separately, Pfizer continues to maintain its approximate 7% ownership stake in Cellectis that was obtained in 2014 as part of the licensing agreement in which Pfizer obtained exclusive rights to pursue the development and commercialization of certain Cellectis CAR T therapies in exchange for an upfront payment of $80 million, as well as potential future development, regulatory and commercial milestone payments and royalties. In connection with the Allogene transaction, Pfizer recognized a non-cash $50 million pre-tax gain in Other (income)/deductions––net in the second quarter of 2018, representing the difference between the $127 million fair value of the equity investment received and the book value of assets transferred (including an allocation of goodwill) (see Note 4).
In October 2018, Allogene consummated an initial public offering of new shares of its common stock, which resulted in Pfizer’s preferred stock converting into common stock and a decrease in our ownership percentage from approximately 25% to approximately 19%. The closing price on the day of the initial public offering was $25 per share. Beginning as of the date of the initial public offering, our investment in Allogene, which is reported at $127 million in Long-term investments on the condensed consolidated balance sheet as of September 30, 2018, will be measured at fair value with changes in fair value recognized in net income.
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
Divestiture of Neuroscience Assets (WRD)
In September 2018, we and Bain Capital entered into a transaction to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system including Parkinson’s disease, epilepsy, Alzheimer’s disease, schizophrenia and addiction. These assets were part of the neuroscience discovery and early development efforts, which we announced we were ending in January 2018. In connection with this transaction, we out-licensed the portfolio to Cerevel in exchange for a 25% ownership stake in Cerevel’s parent company, Cerevel Therapeutics, Inc., and potential future regulatory and commercial milestone payments and royalties. Bain Capital has committed to invest $350 million to develop the portfolio, with the potential for additional funding as the assets advance. In connection with the transaction, we recognized a non-cash $343 million pre-tax gain in Other (income)/

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

deductions––net, representing the fair value of the equity investment received as the assets transferred had a book value of $0 (see Note 4). Our investment in Cerevel Therapeutics, Inc. is reported in Long-term investments on the consolidated balance sheet as of September 30, 2018.
C. Licensing Arrangements
Shire International GmbH (IH)
In 2016, we out-licensed PF-00547659, an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease, including ulcerative colitis and Crohn’s disease, to Shire for an upfront payment of $90 million, up to $460 million in development and sales-based milestone payments and potential future royalty payments on commercialized products. The $90 million upfront payment was initially deferred and recognized in Other (income)/deductions––net ratably through December 2017. In the first quarter of 2018, we recognized $75 million in Other (income)/deductions––net for a milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of the compound for the treatment of ulcerative colitis, and in the third quarter of 2018, we recognized $35 million in Other (income)/deductions––net for a milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of the compound for the treatment of Crohn’s disease (see Note 4).
BionTech AG (WRD)
In August 2018, a multi-year R&D arrangement went into effect between BionTech AG (BionTech), a privately held company, and Pfizer to develop mRNA-based vaccines for prevention of influenza (flu). In September 2018, we made an upfront payment of $50 million to BionTech, which was recorded in Research and development expenses, and BionTech is eligible to receive up to an additional $325 million in future development and sales based milestones and future royalty payments associated with worldwide sales. As part of the transaction, we also purchased 169,670 newly-issued ordinary shares of BionTech for $50 million in the third quarter of 2018, which are reported in Long-term investments in the condensed consolidated balance sheet as of September 30, 2018.
D. Collaboration Arrangements
Collaboration with Merck & Co., Inc. (IH)
Under a worldwide collaboration agreement, except for Japan, we collaborated with Merck on the clinical development of ertugliflozin and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets, which were approved by the FDA in December 2017 and the European Commission in March 2018 as Steglatro, Segluromet and Steglujan. Merck will exclusively promote Steglatro and the two fixed-dose combination products and we will share revenues and certain costs with Merck on a 60%/40% basis, with Pfizer having the 40% share. Pfizer records its share of the collaboration revenues as product sales as we supply the ertugliflozin active pharmaceutical ingredient to Merck for use in the alliance products.
In the first quarter of 2017, we received a $90 million milestone payment from Merck upon the FDA’s acceptance for review of the NDAs for ertugliflozin and two fixed-dose combinations (ertugliflozin plus Januvia (sitagliptin) and ertugliflozin plus metformin), which, as of December 31, 2017, was deferred and primarily reported in Other noncurrent liabilities, and through December 31, 2017, was being recognized in Other (income)/deductions––net over a multi-year period. As of December 31, 2017, we were due a $60 million milestone payment from Merck, which we received in the first quarter of 2018, in conjunction with the approval of ertugliflozin by the FDA. As of December 31, 2017, the $60 million due from Merck was deferred and primarily reported in Other noncurrent liabilities. In the first quarter of 2018, in connection with the approval of ertugliflozin in the EU, we recognized a $40 million milestone payment from Merck in Other (income)/deductions––net (see Note 4). We are eligible for additional payments associated with the achievement of future commercial milestones. In the first quarter of 2018, in connection with the adoption of a new accounting standard, as of January 1, 2018, the $60 million of deferred income and approximately $85 million of the $90 million of deferred income associated with the above-mentioned milestone payments were recorded to and included in the $584 million cumulative effect adjustment to Retained earnings. See Note 1B for additional information.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collaboration with Eli Lilly & Company (IH)
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
In the first quarter of 2018, in connection with the adoption of a new accounting standard, as of January 1, 2018, approximately $107 million of deferred income associated with the above-mentioned upfront payment was recorded to and included in the $584 million cumulative effect adjustment to Retained earnings. See Note 1B for additional information. Approximately $33 million of the upfront payment continues to be deferred, of which approximately $24 million is reported in Other current liabilities and approximately $9 million is reported in Other noncurrent liabilities as of September 30, 2018. This amount is expected to be recognized in Other (income)/deductions––net over the remaining development period for the product between 2018 and 2020.
E. Privately Held Investment

AM-Pharma B.V. (WRD)

In April 2015, we acquired a minority equity interest in AM-Pharma B.V., a privately-held Dutch biopharmaceutical company focused on the development of human recombinant Alkaline Phosphatase (recAP) for inflammatory diseases, and secured an exclusive option to acquire the remaining equity in the company. The option became exercisable after completion of a Phase 2 trial of recAP for the treatment of Acute Kidney Injury related to sepsis in the first quarter of 2018. We declined to exercise the option and the option expired unexercised during the second quarter of 2018.
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

In connection with our acquisition of Hospira in September 2015, we focused our efforts on achieving an appropriate cost structure for the combined company. We expect to incur costs of approximately $1 billion (not including costs of $215 million associated with the return of acquired IPR&D rights as described in the Current-Period Key Activities section of Notes to Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives in our 2017 Financial Report) associated with the integration of Hospira. The majority of these costs were incurred within the three-year period post-acquisition.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Optimization of our manufacturing plant network to support IH and EH products and pipelines. During 2017-2019, we expect to incur costs of approximately $700 million related to this initiative. Through September 30, 2018, we incurred approximately $322 million associated with this initiative.

•
Activities in non-manufacturing related areas, which include further centralization of our corporate and platform functions, as well as other activities where opportunities are identified. During 2017-2019, we expect to incur costs of approximately $450 million related to this initiative. Through September 30, 2018, we incurred approximately $252 million associated with this initiative.

The costs expected to be incurred during 2017-2019, of approximately $1.2 billion for the above-mentioned programs (but not including the costs associated with the Hospira integration), include restructuring charges, implementation costs and additional depreciation––asset restructuring. Of this amount, we expect that about 20% of the total charges will be non-cash.
Current-Period Key Activities

For the first nine months of 2018, we incurred costs of $226 million associated with the 2017-2019 program, $186 million associated with the integration of Hospira and $35 million associated with all other acquisition-related initiatives.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restructuring (credits)/charges:
Employee terminations	$(24)	$(55)	$(53)	$(113)
Asset impairments(a)	12	101	8	126
Exit costs	14	10	14	16
Restructuring charges/(credits)(b)	1	56	(32)	28
Transaction costs(c)	1	(14)	1	4
Integration costs(d)	82	73	202	235
Restructuring charges and certain acquisition-related costs	85	114	172	267
Net periodic benefit costs recorded in Other (income)/deductions––net(e)	41	35	103	110
Additional depreciation––asset restructuring, virtually all of which is recorded in Cost of sales(f)	12	39	43	74
Implementation costs recorded in our condensed consolidated statements of income as follows(g):
Cost of sales	21	26	57	77
Selling, informational and administrative expenses	17	22	51	46
Research and development expenses	9	9	22	26
Total implementation costs	48	57	130	150
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$186	$245	$447	$601

(a)	The asset impairment charges for the three and nine months ended October 1, 2017 are largely associated with our acquisitions of Hospira and Medivation.

(b)
In the third quarter of 2018, restructuring charges are primarily due to accruals for exit costs and asset write downs related to our acquisition of Hospira, partially offset by the reversal of previously recorded accruals for employee termination costs. In the first nine months of 2018, restructuring credits are mostly related to the reversal of previously recorded accruals for employee termination costs. In the three and nine months ended October 1, 2017, restructuring charges were mainly associated with our acquisitions of Hospira and Medivation, partially offset by credits associated with cost-reduction and productivity initiatives not associated with acquisitions that mostly related to the reversal of previously recorded accruals for employee termination costs. Employee terminations primarily include revisions of our estimates of severance benefits. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, many of which may be paid out during periods after termination.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The restructuring activities for 2018 are associated with the following:

•	For the third quarter of 2018, IH ($13 million credit); EH ($7 million charge); manufacturing operations ($1 million charge); WRD/GPD ($3 million charge); and Corporate ($3 million charge).

•	For the first nine months of 2018, IH ($25 million credit); EH ($5 million credit); WRD/GPD ($1 million charge); manufacturing operations ($16 million charge); and Corporate ($19 million credit).
The restructuring activities for 2017 are associated with the following:

•	For the third quarter of 2017, IH ($1 million charge); EH ($1 million charge); WRD/GPD ($2 million charge); manufacturing operations ($40 million charge); and Corporate ($12 million charge).

•	For the first nine months of 2017, IH ($1 million credit); EH ($11 million credit); WRD/GPD ($24 million credit); manufacturing operations ($48 million charge); and Corporate ($15 million charge).

(c)
Transaction costs represent external costs for banking, legal, accounting and other similar services, which in the third quarter of 2017 reflect the reversal of an accrual related to the acquisition of Medivation. Transaction costs for the first nine months of 2017 were directly related to our acquisitions of Hospira, Anacor and Medivation.

(d)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the third quarter and first nine months of 2018, integration costs were primarily related to our acquisition of Hospira. In the third quarter and first nine months of 2017, integration costs primarily relate to our acquisitions of Hospira and Medivation. The first nine months of 2017 also include a net gain of $12 million related to the settlement of the Hospira U.S. qualified defined benefit pension plan (see Note 10).

(e)
In the three and nine months ended September 30, 2018, primarily represents the net pension curtailments and settlements included in Other (income)/deductions––net upon the adoption of a new accounting standard in the first quarter of 2018. In the three and nine months ended October 1, 2017, primarily represents the net pension curtailments and settlements, partially offset by net periodic benefit credits, excluding service costs, related to our acquisition of Hospira, both of which were reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. These credits included a net settlement gain, partially offset by accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan. For additional information, see Note 1B and Note 10.

(f)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(g)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2017(a)	$1,039	$—	$66	$1,105
Provision/(Credit)	(53)	8	14	(32)
Utilization and other(b)	(235)	(8)	(34)	(277)
Balance, September 30, 2018(c)	$750	$—	$46	$796

(a)	Included in Other current liabilities ($643 million) and Other noncurrent liabilities ($462 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($397 million) and Other noncurrent liabilities ($399 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Interest income(a)	$(82)	$(99)	$(240)	$(275)
Interest expense(a)	310	320	946	940
Net interest expense	228	220	706	666
Royalty-related income	(143)	(140)	(360)	(331)
Net gains on asset disposals(b)	(4)	(13)	(19)	(36)
Net gains recognized during the period on investments in equity securities(c)	(94)	(45)	(460)	(111)
Net realized (gains)/losses on sales of investments in debt securities	8	(23)	12	(45)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(d)	(139)	(78)	(455)	(163)
Net periodic benefit costs/(credits) other than service costs(e)	(65)	28	(231)	81
Certain legal matters, net(f)	37	183	(70)	194
Certain asset impairments(g)	(1)	130	40	143
Adjustments to loss on sale of HIS net assets(h)	(2)	(12)	(1)	52
Business and legal entity alignment costs(i)	—	16	4	54
Other, net(j)	(239)	(186)	(309)	(439)
Other (income)/deductions––net	$(414)	$79	$(1,143)	$65

(a)
Interest income decreased in the third quarter and first nine months of 2018, primarily driven by a lower investment balance. Interest expense decreased in the third quarter of 2018, primarily as a result of refinancing activity that occurred in the fourth quarter of 2017 and a credit to interest expense due to settlement of a tax indemnification case. Interest expense increased for the first nine months of 2018, primarily as a result of higher short-term interest rates, offset, in part, by refinancing activity that occurred in the fourth quarter of 2017.

(b)
In the first nine months of 2017, primarily includes a realized gain on sale of property of $52 million, partially offset by a realized net loss of $30 million related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the then remaining 60% ownership interest.

(c)
The net gains on investments in equity securities for the third quarter of 2018 include unrealized net gains on equity securities of $8 million and, for the first nine months of 2018, include unrealized net gains on equity securities of $344 million, reflecting the adoption of a new accounting standard in the first quarter of 2018. We continue to hold 2.5 million shares of ICU Medical common stock and we recognized unrealized gains of $24 million in the third quarter of 2018 and unrealized gains of $229 million in the first nine months of 2018 related to these remaining shares. Prior to the adoption of a new accounting standard in the first quarter of 2018, net unrealized gains and losses on virtually all equity securities with readily determinable fair values were reported in Accumulated other comprehensive income. For additional information, see Note 1B, Note 2B and Note 7B.

(d)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the third quarter of 2018, primarily includes, among other things, (i) $40 million in milestone income from a certain licensee, (ii) a $35 million milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of Crohn’s disease and (iii) $45 million in gains related to sales of compound/product rights. In the first nine months of 2018, primarily includes, among other things, (i) approximately $128 million in milestone income from multiple licensees, (ii) an upfront payment to us of $75 million for the sale of an AMPA receptor potentiator for CIAS to Biogen, (iii) $110 million in milestone payments received from Shire, of which $75 million was received in the first quarter of 2018 related to their first dosing of a patient in a Phase 3 clinical trial for the treatment of ulcerative colitis and $35 million was received from Shire related to their first dosing of a patient in a Phase 3 clinical trial for the treatment of Crohn’s disease, (iv) a $40 million milestone payment from Merck in conjunction with the approval of ertugliflozin in the EU and (v) $45 million in gains related to sales of compound/product rights. In the third quarter of 2017, primarily includes, among other things, $50 million in milestone income from a certain licensee and a $15 million gain related to the sale of compound/product rights. In the first nine months of 2017, primarily includes, among other things, approximately $81 million in milestone income from multiple licensees and a $43 million gain related to the sale of compound/product rights. For additional information, see Note 2B, Note 2C and Note 2D.

(e)
Represents the net periodic benefit costs/(credits), excluding service costs, as a result of the adoption of a new accounting standard in the first quarter of 2018. Effective January 1, 2018, the U.S. Pfizer Consolidated Pension Plan was frozen to future benefit accruals and for the third quarter and first nine months of 2018, resulted in the recognition of lower net periodic benefit costs due to the extension of the amortization period for the actuarial losses. There was also a greater than expected gain on plan assets due to a higher plan asset base compared to the third quarter and first nine months of 2017. For additional information, see Note 1B and Note 10.

(f)
For the first nine months of 2018, the net credits primarily represent the reversal of a legal accrual where a loss was no longer deemed probable. In the third quarter and first nine months of 2017, primarily includes a $94 million charge to resolve a class action lawsuit filed by direct purchasers relating to Celebrex, which was approved by the court in April 2018, and a $79 million charge to reflect damages awarded by a jury in a patent matter.

(g)
In the first nine months of 2018, primarily includes a $31 million intangible asset impairment charge recorded in the second quarter of 2018 related to an IH finite-lived developed technology right, acquired in connection with our acquisition of Anacor, for the treatment for toenail fungus marketed in the U.S. market only. The impairment charge recorded in the second quarter of 2018 related to IH reflects, among other things, updated commercial forecasts. In the third quarter and first nine months of 2017, primarily includes an intangible asset impairment charge of $127 million related to developed technology rights, acquired in connection with our acquisition of Hospira, for a generic sterile injectable product for the treatment of edema associated with certain conditions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The intangible asset impairment charge for the third quarter and first nine months of 2017 is associated with EH and reflects, among other things, updated commercial forecasts and an increased competitive environment.

(h)
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

(j)
In the third quarter and first nine months of 2018, includes a non-cash $343 million pre-tax gain associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system (see Note 2B). The third quarter and first nine months of 2018 also include, among other things, dividend income of $91 million and $226 million, respectively, from our investment in ViiV, and charges of $122 million and $257 million, respectively, reflecting the change in the fair value of contingent consideration. The first nine months of 2018 also include a non-cash $50 million pre-tax gain on the contribution of Pfizer’s allogeneic CAR T therapy development program assets obtained from Cellectis and Servier in connection with our contribution agreement entered into with Allogene in which Pfizer obtained a 25% ownership stake in Allogene (see Note 2B), and a non-cash $17 million pre-tax gain on the cash settlement of a liability that we incurred in April 2018 upon the EU approval of Mylotarg (see Note 7E). In the third quarter and first nine months of 2017, includes, among other things, dividend income of $54 million and $211 million, respectively, from our investment in ViiV and income of $62 million from resolution of a contract disagreement.

The following table provides additional information about the intangible asset that was impaired during 2018 in Other (income)/deductions:
	Fair Value(a)				Nine Months Ended September 30, 2018
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Developed technology right, finite-lived(b)	$35	$—	$—	$35	$31

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.

(b)
Reflects an intangible asset written down to fair value in the first nine months of 2018. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

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
We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded remain provisional as we have not completed our analysis of the complex and far reaching effects of the TCJA. Further, we continue to consider our assertions on any remaining outside basis differences in our foreign subsidiaries as of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018 and have not completed our analysis. In the third quarter of 2018, we recorded a favorable adjustment to the provisional estimate of the impact of the legislation, primarily related to the remeasurement of deferred tax assets and liabilities as well as revised estimates of benefits related to certain tax initiatives. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during the fourth quarter of 2018, as we complete the remainder of our tax return filings and as any interpretations or clarifications of the TCJA occur through further legislation or U.S. Treasury actions or other means.
Our effective tax rate for continuing operations was 1.6% for the third quarter of 2018, compared to 20.3% for the third quarter of 2017 and was 9.9% for the first nine months of 2018, compared to 20.1% for the first nine months of 2017.
The lower effective tax rate for the third quarter and first nine months of 2018 in comparison with the same periods in 2017 was primarily due to:

•
the adoption of a territorial system and the lower U.S. tax rate as a result of the December 2017 enactment of the TCJA as well as favorable adjustments to the provisional estimate of the impact of the legislation;

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business; as well as

•
an increase in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

B. Deferred Taxes

We have not completed our analysis of the TCJA on our prior assertion of indefinitely reinvested earnings. Accordingly, we continue to evaluate our assertion with respect to our accumulated foreign earnings subject to the deemed repatriation tax and we also continue to evaluate the amount of earnings that are indefinitely reinvested. Additionally, we continue to evaluate our assertions on any remaining outside basis differences in our foreign subsidiaries as of September 30, 2018 as we have not finalized our analysis of the effects of all of the new provisions in the TCJA. As of September 30, 2018, it is not practicable to estimate the additional deferred tax liability that would be recorded if the earnings subject to the deemed repatriation tax and any remaining outside basis differences as of September 30, 2018 are not indefinitely reinvested. In accordance with the authoritative guidance issued by the SEC Staff Accounting Bulletin 118, we expect to complete our analysis within the measurement period.
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
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2018), Japan (2017-2018), Europe (2011-2018, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2018, primarily reflecting Brazil) and Puerto Rico (2011-2018).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Foreign currency translation adjustments, net(a)	$14	$(62)	$82	$(192)
Unrealized holding gains/(losses) on derivative financial instruments, net	35	28	39	30
Reclassification adjustments for (gains)/losses included in net income	(28)	(29)	36	(169)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	1	—
	7	(1)	77	(139)
Unrealized holding gains/(losses) on available-for-sale securities, net	20	37	(8)	93
Reclassification adjustments for gains included in net income	(6)	(49)	(8)	(45)
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	—	—	(45)	—
	14	(12)	(62)	47
Benefit plans: actuarial gains/(losses), net	2	(37)	27	(15)
Reclassification adjustments related to amortization	15	60	43	152
Reclassification adjustments related to settlements, net	10	22	25	30
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	637	—
Other	11	(33)	18	(46)
	38	11	750	121
Benefit plans: prior service costs and other, net	—	—	—	—
Reclassification adjustments related to amortization	(11)	(17)	(33)	(50)
Reclassification adjustments related to curtailments, net	(1)	(1)	(4)	(5)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	(144)	—
Other	1	1	1	1
	(11)	(17)	(179)	(55)
Tax provision/(benefit) on other comprehensive income/(loss)	$62	$(80)	$667	$(218)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

(b)	For additional information on the adoption of a new accounting standard related to reclassification of certain tax effects from AOCI, see Note 1B.

(c)	For additional information on the adoption of a new accounting standard related to financial assets and liabilities, see Note 1B.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2017	$(5,180)	$(30)	$401	$(5,262)	$750	$(9,321)
Other comprehensive income/(loss) due to the adoption of new accounting standards(a)	(2)	(1)	(416)	(637)	144	(913)
Other comprehensive income/(loss)(b)	(589)	279	(116)	361	(118)	(183)
Balance, September 30, 2018	$(5,772)	$248	$(131)	$(5,538)	$776	$(10,417)

(a)
Amounts represent the cumulative effect adjustments as of January 1, 2018 from the adoption of new accounting standards related to (i) financial assets and liabilities and (ii) the reclassification of certain tax effects from AOCI. For additional information, see Note 1B.

(b)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $20 million loss for the first nine months of 2018.
As of September 30, 2018, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $177 million, which is expected to be offset primarily by net losses resulting from reclassification adjustments related to net losses related to foreign currency exchange-denominated forecasted intercompany inventory sales and available-for-sale debt securities.

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

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in Pfizer’s 2017 Financial Report:

	September 30, 2018			December 31, 2017
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities:
Money market funds	$1,184	$—	$1,184	$2,115	$—	$2,115
Equity(a)	29	17	12	35	16	19
	1,213	17	1,196	2,150	16	2,134
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	8,336	—	8,336	12,242	—	12,242
Corporate	2,890	—	2,890	2,766	—	2,766
Government—U.S.	8	—	8	252	—	252
Agency asset-backed—U.S.	17	—	17	23	—	23
Other asset-backed	5	—	5	79	—	79
	11,256	—	11,256	15,362	—	15,362
Total short-term investments	12,469	17	12,452	17,512	16	17,496
Other current assets
Derivative assets:
Interest rate contracts	88	—	88	104	—	104
Foreign exchange contracts	488	—	488	234	—	234
Total other current assets	576	—	576	337	—	337
Long-term investments
Classified as equity securities:
Equity(a)	1,563	1,527	36	1,440	1,398	42
Classified as trading securities:
Debt	50	50	—	73	73	—
	1,612	1,577	36	1,514	1,472	42
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	106	—	106	387	—	387
Corporate	3,210	—	3,210	4,172	36	4,136
Government—U.S.	421	—	421	495	—	495
Other asset-backed	4	—	4	35	—	35
	3,742	—	3,742	5,090	36	5,054
Total long-term investments	5,354	1,577	3,778	6,603	1,507	5,096
Other noncurrent assets
Derivative assets:
Interest rate contracts	246	—	246	477	—	477
Foreign exchange contracts	220	—	220	7	—	7
Total other noncurrent assets	467	—	467	484	—	484
Total assets	$18,866	$1,594	$17,272	$24,937	$1,523	$23,414

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$9	$—	$9	$1	$—	$1
Foreign exchange contracts	80	—	80	201	—	201
Total other current liabilities	89	—	89	201	—	201
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	653	—	653	177	—	177
Foreign exchange contracts	432	—	432	313	—	313
Total other noncurrent liabilities	1,085	—	1,085	490	—	490
Total liabilities	$1,174	$—	$1,174	$691	$—	$691

(a)
As of September 30, 2018, short-term equity securities of $12 million and long-term equity securities of $35 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan. As of December 31, 2017, short-term equity securities of $19 million and long-term equity securities of $42 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values:
	September 30, 2018			December 31, 2017
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$33,652	$36,243	$36,243	$33,538	$37,253	$37,253
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities at cost, and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 30, 2018 or December 31, 2017, except for our investment in Allogene (see Note 2B). The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities carried at cost, which represent investments in the life sciences sector, are based on Level 3 inputs.

In addition, as of September 30, 2018 and December 31, 2017, we had long-term receivables whose fair value is based on Level 3 inputs. As of September 30, 2018 and December 31, 2017, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
Short-term investments
Equity securities	$1,213	$2,150
Available-for-sale debt securities	11,256	15,362
Held-to-maturity debt securities	1,211	1,138
Total Short-term investments	$13,680	$18,650

Long-term investments
Equity securities	$1,563	$1,440
Trading debt securities	50	73
Available-for-sale debt securities	3,742	5,090
Held-to-maturity debt securities	63	4
Private equity investments carried at equity-method or cost	1,027	408
Total Long-term investments	$6,444	$7,015
Held-to-maturity cash equivalents	$237	$719

Fair Value Methodology
The following inputs and valuation techniques were used to estimate the fair value of our financial assets and liabilities:

•	Trading debt securities—quoted market prices.

•
Available-for-sale debt securities—third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate yield curves. Mortgage-backed, loan-backed and receivable-backed securities are valued by third-party models that use significant inputs derived from observable market data like prepayment rates, default rates, and recovery rates.

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
B. Investments

At September 30, 2018, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt and equity securities at September 30, 2018 and December 31, 2017 is as follows, including, as of September 30, 2018, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:

	September 30, 2018								December 31, 2017
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$8,476	$9	$(43)	$8,442	$8,336	$106	$—	$8,442	$12,616	$61	$(48)	$12,629
Corporate(a)	6,192	2	(94)	6,100	2,890	2,356	854	6,100	6,955	15	(33)	6,938
Government––U.S.	451	—	(23)	428	8	421	—	428	765	—	(19)	747
Agency asset-backed––U.S.	18	—	(1)	18	17	—	—	18	24	—	(1)	24
Other asset-backed(b)	9	—	—	9	5	3	2	9	114	—	—	114
Held-to-maturity debt securities
Time deposits and other	734	—	—	734	670	23	40	734	1,091	—	—	1,091
Government and agency––non-U.S.	778	—	—	778	778	—	—	778	770	—	—	770
Total debt securities	$16,658	$11	$(160)	$16,509	$12,704	$2,909	$896	$16,509	$22,337	$77	$(100)	$22,313
Available-for-sale equity securities(c)
Money market funds									$2,115	$—	$—	$2,115
Equity									728	586	(124)	1,190
Total available-for-sale equity securities									$2,843	$586	$(124)	$3,304

(a)	Issued by a diverse group of corporations.

(b)
Includes mortgage-backed, loan-backed and receivable-backed securities, all of which are in senior positions in the capital structure of the security. Mortgage-backed securities are collateralized by diversified pools of residential and commercial mortgages. Loan-backed securities are collateralized by senior secured obligations of a diverse pool of companies or student loans. Receivable-backed securities are collateralized by credit cards receivables.

(c)
Upon the 2018 adoption of a new accounting standard related to financial assets and liabilities, available-for-sale equity securities were classified as equity securities. For additional information see Note 1B.

The following table presents the net unrealized gains and losses for the period that relates to equity securities still held at the reporting date, calculated as follows:
(MILLIONS OF DOLLARS)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains recognized during the period on investments in equity securities(a)	$94	$460
Less: Net gains recognized during the period on equity securities sold during the period	(54)	(90)
Net unrealized gains during the reporting period on equity securities still held at the reporting date(b)	$40	$370

(a)
The net gains on investments in equity securities are reported in Other (income)/deductions––net and, for the third quarter and first nine months of 2018, include unrealized net gains on equity securities reflecting the adoption of a new accounting standard in the first quarter of 2018. For additional information, see Note 4.

(b)
The third quarter of 2018 includes $8 million of unrealized net gains in Other (income)/deductions––net reflecting the adoption of a new accounting standard in the first quarter of 2018 and $32 million of unrealized gains on other equity securities. The first nine months of 2018 includes $344 million of unrealized net gains in Other (income)/deductions––net reflecting the adoption of a new accounting standard in the first quarter of 2018 and $26 million of unrealized gains on other equity securities. For additional information, see Note 1B and Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
Commercial paper	$2,600	$6,100
Current portion of long-term debt, principal amount	4,260	3,532
Other short-term borrowings, principal amount(a)	537	320
Total short-term borrowings, principal amount	7,396	9,951
Net fair value adjustments related to hedging and purchase accounting	(5)	14
Net unamortized discounts, premiums and debt issuance costs	(7)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$7,385	$9,953

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7F.
D. Long-Term Debt
New Issuances

In the third quarter of 2018, we issued the following senior unsecured notes:
		Principal
(MILLIONS OF DOLLARS)	Maturity Date	As of September 30, 2018
3.000% notes(a)	September 15, 2021	$1,000
Floating rate notes (LIBOR plus 0.33%)(b)	September 15, 2023	300
3.200% notes(a)	September 15, 2023	1,000
3.600% notes(a)	September 15, 2028	1,000
4.100% notes(a)	September 15, 2038	700
4.200% notes(a)	September 15, 2048	1,000
Total long-term debt issued in the third quarter of 2018		$5,000

(a)	Fixed rate notes may be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest.

(b)	Floating rate notes may not be redeemed by their terms prior to maturity.

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
Total long-term debt, principal amount	$33,658	$32,783
Net fair value adjustments related to hedging and purchase accounting	129	872
Net unamortized discounts, premiums and debt issuance costs	(142)	(125)
Other long-term debt	7	8
Total long-term debt, carried at historical proceeds, as adjusted	$33,652	$33,538
Current portion of long-term debt, carried at historical proceeds, as adjusted	$4,255	$3,546
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
Bosulif (bosutinib)
In December 2017, the U.S. FDA approved Bosulif for the treatment of patients with newly-diagnosed chronic-phase Ph+ CML. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a ten-

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

year period aggregating $416 million related to a research and development arrangement. We recorded the estimated net present value of $364 million as of the approval date as an intangible asset in Developed technology rights. In August 2018, we entered into a transaction with the obligee to buyout a portion of the remaining liability for the fixed annual payments for a lump sum payment of $71 million. As a result of the buyout transaction, the liability was reduced and we recognized a non-cash $9 million pre-tax gain in Other (income)/deductions––net in the third quarter of 2018. The present value of the remaining future payments as of September 30, 2018 is $208 million, of which $23 million is recorded in Other current liabilities and $185 million is recorded in Other noncurrent liabilities.
Besponsa (inotuzumab ozogamicin)
In August 2017, the U.S. FDA approved Besponsa and in June 2017, the EU approved Besponsa as monotherapy for the treatment of adults with relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia. In connection with the U.S. approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $296 million related to a research and development arrangement. We recorded the estimated net present value of $248 million as of the approval date as an intangible asset in Developed technology rights. The present value of the remaining future payments as of September 30, 2018 is $240 million, of which $7 million is recorded in Other current liabilities and $233 million is recorded in Other noncurrent liabilities. In connection with the EU approval, we incurred an obligation to make guaranteed fixed annual payments over a nine-year period aggregating $148 million related to a research and development arrangement. We recorded the estimated net present value of $123 million as of the approval date as an intangible asset in Developed technology rights. The present value of the remaining future payments as of September 30, 2018 is $121 million, of which $3 million is recorded in Other current liabilities and $118 million is recorded in Other noncurrent liabilities.
The differences between the estimated fair values in the Level 2 fair value hierarchy and carrying values of these obligations were not significant as of September 30, 2018.
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

All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound and Swedish krona. Changes in fair value are reported in earnings or in Other comprehensive income/(loss), depending on the nature and purpose of the financial instrument (hedge or offset relationship) and the effectiveness of the hedge relationships, as follows:

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

As a part of our cash flow hedging program, we designate foreign exchange contracts to hedge a portion of our forecasted euro, Japanese yen, Chinese renminbi, Canadian dollar, U.K. pound, and Australian dollar-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge.
For the third quarter and first nine months ended October 1, 2017, any ineffectiveness is recognized immediately into earnings. There is no significant ineffectiveness for these periods.
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

For the third quarter and first nine months ended October 1, 2017, any ineffectiveness is recognized immediately into earnings. There is no significant ineffectiveness for these periods.

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$19,955	$590	$464	$18,723	$179	$459
Interest rate contracts	11,300	335	661	12,430	581	178
		925	1,126		760	637

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16,798	118	48	$14,300	62	54

Total		$1,043	$1,174		$822	$691

(a)	As of September 30, 2018, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $5.4 billion.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b)		Amount of Gains/(Losses) Recognized in OCI(a), (c)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (c)
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(d)	$—	$1	$183	$(51)	$198	$(56)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	39	—	36	—

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(195)	10	—	—	—	—
Hedged item gain/(loss)	195	(10)	—	—	—	—
Foreign exchange contracts	1	(11)	—	—	—	—
Hedged item gain/(loss)	(1)	11	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	43	—	—	—
The portion of gains/(losses) on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	14	—	21	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	8	—	—	—
Foreign currency long-term debt(e)	—	—	17	(166)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	150	33	—	—	—	—
All other net	—	—	—	1	—	—
	$150	$34	$304	$(216)	$256	$(55)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount of Gains/(Losses) Recognized in OID(a), (b)		Amount of Gains/(Losses) Recognized in OCI(a), (c)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (c)
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(d)	$—	$(5)	$147	$(149)	$(204)	$394
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	87	—	84	—

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(715)	19	—	—	—	—
Hedged item gain/(loss)	715	(19)	—	—	—	—
Foreign exchange contracts	5	(19)	—	—	—	—
Hedged item gain/(loss)	(5)	19	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	191	—	—	—
The portion of gains/(losses) on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	41	—	47	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	50	—	—	—
Foreign currency long-term debt(e)	—	—	111	(518)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	156	(112)	—	—	—	—
All other net	—	—	1	1	1	—
	$156	$(117)	$629	$(666)	$(72)	$394

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)	For the third quarter and first nine months ended October 1, 2017, there was no significant ineffectiveness.

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

(d)
Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $120 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(e)
Short-term borrowings include foreign currency short-term borrowings with carrying values of $1.5 billion as of September 30, 2018, which are used as hedging instruments in net investment hedges. Long-term debt includes foreign currency long-term borrowings with carrying values of $3.2 billion as of September 30, 2018, which are used as hedging instruments in net investment hedges.

The following table provides the total amount of each income and expense line in which the results of fair value or cash flow hedges are recorded:
	Three Months Ended	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	September 30, 2018
Cost of sales	$2,694	$8,173
Other (income)/deductions—net	(414)	(1,143)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Gains/(Losses) Included in the Carrying Amount of the Hedged Assets/Liabilities
(MILLIONS OF DOLLARS)	September 30, 2018	September 30, 2018
Short-term investments	$156	$—
Long-term investments	45	(1)
Short-term borrowings, including current portion of long-term debt	1,490	8
Long-term debt	9,548	407
Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of September 30, 2018, the aggregate fair value of these derivative instruments that are in a net liability position was $545 million, for which we have posted collateral of $535 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of September 30, 2018, we received cash collateral of $472 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
G. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. For additional information as to significant customers, see Notes to Consolidated Financial Statements––Note 18C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2017 Financial Report. As of September 30, 2018, we had amounts due from a well-diversified, high quality group of banks ($2.1 billion) from around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7F above.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	September 30, 2018	December 31, 2017
Finished goods	$2,581	$2,883
Work-in-process	4,764	3,908
Raw materials and supplies	839	788
Inventories(a)	$8,184	$7,578
Noncurrent inventories not included above(b)	$576	$683

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	September 30, 2018			December 31, 2017
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$92,123	$(57,786)	$34,337	$89,550	$(54,785)	$34,765
Brands	2,126	(1,228)	898	2,134	(1,152)	982
Licensing agreements and other	1,938	(1,160)	777	1,911	(1,096)	815
	96,187	(60,175)	36,012	93,595	(57,033)	36,562
Indefinite-lived intangible assets
Brands and other	6,909		6,909	6,929		6,929
IPR&D(a)	2,385		2,385	5,249		5,249
	9,294		9,294	12,179		12,179
Identifiable intangible assets(b)	$105,481	$(60,175)	$45,306	$105,774	$(57,033)	$48,741

(a)
The changes in the gross carrying amount of Developed technology rights and IPR&D primarily reflect (i) the transfer of $2.7 billion from IPR&D to Developed technology rights to reflect the approval of Xtandi in the U.S. for the treatment of men with non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas, and (ii) $240 million of Developed technology rights recorded in connection with the EU approval of Mylotarg (see Note 7E).

(b)    The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization, partially offset by additions, mainly consisting of $240 million of Developed technology rights recorded in connection with the EU approval of Mylotarg (see Note 7E).

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	September 30, 2018
	IH	EH	WRD
Developed technology rights	70%	29%	—
Brands, finite-lived	75%	25%	—
Brands, indefinite-lived	71%	29%	—
IPR&D	64%	21%	15%

Amortization

Total amortization expense for finite-lived intangible assets was $1.3 billion for the third quarter of 2018 and $1.2 billion for the third quarter of 2017, and $3.7 billion for the first nine months of 2018 and $3.6 billion for the first nine months of 2017.
B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	IH	EH	Total
Balance, December 31, 2017	$31,141	$24,811	$55,952
Other(a)	(178)	(160)	(338)
Balance, September 30, 2018	$30,964	$24,651	$55,614

(a)
Primarily reflects the impact of foreign exchange, as well as the contribution of the allogeneic CAR T developmental program assets and operations to Allogene that constituted a business for accounting purposes (see Note 2B).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net periodic benefit cost/(credit)(b):
Service cost(c)	$—	$67	$—	$6	$33	$44	$10	$10
Interest cost	149	157	14	13	52	52	18	23
Expected return on plan assets	(259)	(248)	—	—	(89)	(87)	(9)	(9)
Amortization of:
Actuarial losses(c)	30	91	3	12	25	29	2	8
Prior service credits	—	—	—	—	(1)	(1)	(45)	(45)
Curtailments	1	1	1	—	(4)	(2)	(1)	(3)
Settlements	38	30	3	7	—	—	—	—
	$(40)	$99	$20	$39	$17	$35	$(26)	$(17)

	Nine Months Ended
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net periodic benefit cost/(credit)(b):
Service cost(c)	$—	$202	$—	$18	$104	$127	$29	$32
Interest cost	450	478	40	41	160	152	54	68
Expected return on plan assets	(783)	(759)	—	—	(274)	(256)	(28)	(27)
Amortization of:
Actuarial losses(c)	90	302	10	37	77	86	5	23
Prior service costs/(credits)	1	3	(1)	(1)	(3)	(3)	(135)	(137)
Curtailments	11	10	1	—	(4)	(2)	(15)	(15)
Settlements	84	54	24	32	—	3	—	—
	$(147)	$292	$75	$127	$61	$106	$(89)	$(57)

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2018, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the nine months ended September 30, 2018	$500	$118	$174	$108
Expected contributions from our general assets during 2018(a)	500	137	229	149

(a)
Contributions expected to be made for 2018 are inclusive of amounts contributed during the nine months ended September 30, 2018, including the $500 million voluntary contribution that was made in February 2018 for the U.S. qualified plans, which was considered pre-funding for future anticipated mandatory contributions and is also expected to reduce Pension Benefit Guaranty Corporation variable rate premiums. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
EPS Numerator––Basic
Income from continuing operations	$4,111	$2,858	$11,562	$9,064
Less: Net income attributable to noncontrolling interests	8	18	25	32
Income from continuing operations attributable to Pfizer Inc.	4,103	2,840	11,537	9,032
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	4,103	2,839	11,536	9,032
Discontinued operations––net of tax	11	—	10	1
Net income attributable to Pfizer Inc. common shareholders	$4,114	$2,839	$11,546	$9,033
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$4,103	$2,840	$11,537	$9,032
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	11	—	10	1
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$4,114	$2,840	$11,546	$9,034
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,875	5,951	5,899	5,972
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	112	89	99	85
Weighted-average number of common shares outstanding––Diluted	5,986	6,041	5,998	6,057
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	5	47	3	47

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

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, Wyeth) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited (collectively, Sun), in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Alembic and Sun, each seeking approval to market generic versions of bosutinib. Alembic is challenging patents, which expire in 2026, covering polymorphic forms of bosutinib and methods of treating chronic myelogenous leukemia. Sun is challenging the patent covering polymorphic forms of bosutinib that expires in 2026. In March 2017, Wyeth brought a patent-infringement action against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, MSN), in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed with the FDA by MSN, seeking approval to market a generic version of bosutinib, and challenging a patent expiring in 2026 covering polymorphic forms of bosutinib. In September 2017, the case against MSN was dismissed. Also, in September 2017, Wyeth brought an additional patent-infringement action against Sun in the U.S. District Court for the District of Delaware asserting the infringement and validity of two other patents challenged by Sun, which expire in 2025 and 2026, respectively, covering compositions of bosutinib and methods of treating chronic myelogenous leukemia.
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

Also, in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively, Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. (collectively, Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets. In October 2017, we brought an additional patent-infringement action against Breckenridge in the U.S. District Court for the District of Delaware asserting the infringement and validity of four additional patents challenged by Breckenridge, three of which expire in December 2020 and one of which expires in December 2025. In March 2018, we brought another patent infringement action against Prinston in the U.S. District Court for the District of Delaware asserting the infringement and validity of an additional patent, which had been subsequently challenged by Prinston and which expires in December 2025. In May 2018, we settled all of our claims against Breckenridge on terms not material to Pfizer.
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
Kerydin (tavaborole)
In September 2018, several generic companies notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Kerydin. The generic companies assert the invalidity and non-infringement of methods of use and formulation patents for tavaborole that expire in 2026 and 2027, including pediatric exclusivity. In October 2018, Anacor, our wholly-owned subsidiary, filed infringement lawsuits against each of the generic filers in the U.S. District Court for the District of Delaware.

Matters Involving Our Collaboration/Licensing Partners
Toviaz (fesoterodine)––Inter-Partes Reviews
In January 2016, Mylan Pharmaceuticals and Mylan Laboratories (collectively, Mylan) filed petitions with the U.S. Patent and Trademark Office requesting inter partes reviews of five of the patents covering fesoterodine, the active ingredient in Toviaz: three composition-of-matter patents and a method-of-use patent that expire in 2019 and a patent covering salts of fesoterodine that expires in 2022. The patents are owned by UCB Pharma GmbH, and we have an exclusive, worldwide license to market Toviaz from UCB Pharma GmbH. In July 2016, the Patent Trial and Appeal Board agreed to institute inter partes reviews of all five patents. Amerigen Pharmaceuticals Limited (Amerigen), Alembic Pharmaceuticals Limited and Torrent Pharmaceuticals Limited joined the inter partes reviews. In July 2017, the U.S. Patent and Trademark Office issued decisions upholding all five patents. In September 2017, Mylan and Amerigen appealed the U.S. Patent and Trademark Office decisions to the U.S. Court of Appeals for the Federal Circuit. In January 2018, Mylan withdrew its appeal. Amerigen’s appeal of the decision upholding the patent covering salts of fesoterodine that expires in 2022 is the only pending appeal.

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
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation (American Optical), which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 30, 2018, approximately 56,880 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Intravenous Solutions
Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Hospira, Hospira Worldwide, Inc. and certain other defendants relating to intravenous saline solution. Plaintiffs seek to

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

represent a class consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. All of these actions have been consolidated in the U.S. District Court for the Northern District of Illinois. In July 2018, the District Court granted defendants’ motions to dismiss the consolidated amended complaint without prejudice. Plaintiffs filed a second amended complaint in September 2018. On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, which includes intravenous saline solution, to ICU Medical. The litigation is the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement.
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
Docetaxel

•	Personal Injury Actions
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

•	Mississippi Attorney General Government Investigation
In October 2018, the Attorney General of Mississippi filed a complaint in Mississippi state court against the manufacturer of the branded product and eight other manufacturers including Pfizer and Hospira, alleging, with respect to Pfizer and Hospira, a failure to warn about a risk of permanent hair loss in violation of the Mississippi Consumer Protection Act. The action seeks civil penalties and injunctive relief.
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
Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut. In September 2010, our corrective measures study report was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also, in 2009, we submitted a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s (formerly, American Cynamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement with the EPA and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. We have accrued for the estimated costs of the site remedies for the North Haven and Bound Brook facilities. In September 2018, the EPA issued a final remediation plan for the two adjacent lagoons, which is generally in accordance with one of the remedies evaluated in our focused feasibility study.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the Federal District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2018, the U.S. Department of Justice requested documents related to this matter, which are being provided.
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
A4. Legal Proceedings––Government Investigations

Like other pharmaceutical companies, we are subject to extensive regulation by government agencies in the U.S., other developed markets and multiple emerging markets in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges, and substantial fines and/or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government. Among the investigations by government agencies are the matters discussed below.
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
Greenstone Investigations
Since July 2017, the U.S. Department of Justice’s Antitrust Division has been investigating our Greenstone generics business. We believe this is related to an ongoing antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone. In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. We have been providing information pursuant to these requests.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Subpoena relating to Manufacturing of Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We will be producing records pursuant to the subpoena.
Intravenous Solutions
See Note 12A2. Legal Proceedings––Product Litigation––Intravenous Solutions above for information regarding government investigations related to sales of intravenous solution products.
Contracts with Iraqi Ministry of Health
See Note 12A3. Legal Proceedings––Commercial and Other Matters––Contracts with Iraqi Ministry of Health above for information regarding U.S. government investigations related to contracts with the Iraqi Ministry of Health.

Docetaxel––Mississippi Attorney General Government Investigation
See Note 12A2. Legal Proceedings––Product Litigation––Docetaxel––Mississippi Attorney General Government Investigation above for information regarding a government investigation related to Docetaxel marketing practices.

A5. Legal Proceedings--Matters Resolved During the First Nine Months of 2018
During 2018, certain matters, including the matters discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2018, the estimated fair value of these indemnification obligations was not significant.
Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
C. Certain Commitments

•
Accelerated share repurchase agreement––On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock. Pursuant to the terms of the agreement, on March 14, 2018, we paid $4.0 billion to Citibank and received an initial delivery of approximately 87 million shares of our common stock from Citibank at a price of $36.61 per share, which represented, based on the closing price of our common stock on the NYSE on March 12, 2018, approximately 80% of the notional amount of the accelerated share repurchase agreement. On September 5, 2018, the accelerated share repurchase agreement with Citibank was completed, which, per the terms of the agreement, resulted in Citibank owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 21 million shares of our common stock from Citibank on September 7, 2018. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $36.86 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement, as well as other share repurchases through September 30, 2018, our remaining share-purchase authorization was approximately $9.2 billion at September 30, 2018.

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
We regularly review our segments and the approach used by management for performance evaluation and resource allocation. In July 2018, we announced that we will reorganize our commercial operations effective at the beginning of our 2019 fiscal year. We will organize the company into three businesses: a science-based Innovative Medicines business, which will include all of the current Pfizer Innovative Health medicines and vaccines business units as well as biosimilars and a new hospital business unit for anti-infectives and sterile injectables; an off-patent branded and generic Established Medicines business operating with substantial autonomy within Pfizer; and a Consumer Healthcare business. We are currently evaluating the impact to our operating segments and other costs and activities based on how the businesses will be managed in 2019.
As described in Note 1A, the February 3, 2017 sale of HIS impacted our results of operations in 2017.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Segments

Some additional information about our business segments as of September 30, 2018 follows:

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
- Viagra*
- Inflectra/Remsima
- Sulperazon
- Several other sterile injectable products

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

The following organizational change impacted our operating segments in 2018:

•
Effective in the first quarter of 2018, certain costs for Pfizer’s StratCO group, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. StratCO costs primarily include headcount costs, vendor costs and data costs largely in support of Pfizer’s commercial operations. The majority of the StratCO costs reflect additional amounts that our operating segments would have incurred had each segment operated as a standalone company during the periods presented. The reporting change was made to streamline accountability and speed decision making. In the third quarter of 2017, we reclassified approximately $125 million of costs from IH, approximately $36 million of costs from EH and approximately $19 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first nine months of 2017, we reclassified approximately $344 million of costs from IH, approximately $114 million of costs from EH and approximately $40 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production). In connection with the StratCO reporting change, in the third quarter of 2017, we reclassified approximately $125 million of costs from IH, approximately $36 million of costs from EH and approximately $19 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first nine months of 2017, we reclassified approximately $344 million of costs from IH, approximately $114 million of costs from EH and approximately $40 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by both operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $168 billion as of September 30, 2018 and $172 billion as of December 31, 2017.
Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Reportable Segments:
IH(b)	$8,471	$8,118	$5,388	$5,000
EH(b)	4,826	5,050	2,527	2,801
Total reportable segments	13,298	13,168	7,915	7,801
Other business activities(c), (d)	—	—	(736)	(759)
Reconciling Items:
Corporate(b), (d)	—	—	(1,337)	(1,363)
Purchase accounting adjustments(d)	—	—	(1,309)	(1,154)
Acquisition-related costs(d)	—	—	(112)	(155)
Certain significant items(e)	—	—	213	(449)
Other unallocated(b), (d)	—	—	(457)	(335)
	$13,298	$13,168	$4,177	$3,585

	Nine Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Reportable Segments:
IH(b)	$24,573	$23,204	$15,419	$14,534
EH(b)	15,097	15,639	8,133	8,672
Total reportable segments	39,670	38,843	23,552	23,206
Other business activities(c), (d)	—	—	(2,130)	(2,205)
Reconciling Items:
Corporate(b), (d)	—	—	(3,633)	(3,908)
Purchase accounting adjustments(d)	—	—	(3,665)	(3,527)
Acquisition-related costs(d)	—	—	(221)	(347)
Certain significant items(e)	—	—	(8)	(797)
Other unallocated(b), (d)	—	—	(1,064)	(1,070)
	$39,670	$38,843	$12,831	$11,351

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
Income from continuing operations before provision for taxes on income. IH’s earnings include dividend income of $91 million and $54 million in the third quarter of 2018 and 2017, respectively, and $226 million and $211 million in the first nine months of 2018 and 2017, respectively, from our investment in ViiV. For additional information, see Note 4.

(b)
In connection with the StratCO reporting change, in the third quarter of 2017, we reclassified approximately $125 million of costs from IH, approximately $36 million of costs from EH and approximately $19 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first nine months of 2017, we reclassified approximately $344 million of costs from IH, approximately $114 million of costs from EH and approximately $40 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

For Earnings in the third quarter of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $35 million, (ii) net charges for certain legal matters of $37 million, (iii) income of $2 million, representing an adjustment to amounts previously recorded to write down the HIS net assets to fair value less costs to sell and (iv) other income of $282 million, which includes, among other things, a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the third quarter of 2017, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $55 million, (ii) charges for certain legal matters of $183 million, (iii) income of $12 million, representing an adjustment to amounts previously recorded to write down the HIS net assets to fair value less costs to sell, (iv) certain asset impairment charges of $127 million, (v) charges for business and legal entity alignment of $16 million and (vi) other charges of $81 million, which includes, among other things, $55 million in inventory losses, overhead costs related to the period in which our Puerto Rico plants were not operational, and incremental costs, all of which resulted from hurricanes in Puerto Rico and are included in Cost of sales. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the first nine months of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $127 million, (ii) net credits for certain legal matters of $70 million, (iii) income of $1 million, representing an adjustment to amounts previously recorded to write down the HIS net assets to fair value less costs to sell, (iv) certain asset impairment charges of $31 million, (v) charges for business and legal entity alignment of $4 million and (vi) other income of $84 million, which includes, among other things, a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system, a $119 million charge, in the aggregate, in Selling, information and administrative expenses, for a special one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA on us, and a $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic chimeric antigen receptor T cell therapy development program assets in connection with our contribution agreement entered into with Allogene. For additional information, see Note 2B, Note 3 and Note 4.
For Earnings in the first nine months of 2017, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $133 million, (ii) charges for certain legal matters of $191 million, (iii) charges of $52 million, representing adjustments to amounts previously recorded to write-down the HIS net assets to fair value less costs to sell, (iv) certain asset impairment charges of $127 million, (v) charges for business and legal entity alignment of $54 million and (v) other charges of $239 million, which include, among other things, $55 million in inventory losses, overhead costs related to the period in which our Puerto Rico plants were not operational, and incremental costs, all of which resulted from hurricanes in Puerto Rico and are included in Cost of sales, and a net loss of $30 million related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the then remaining 60% ownership interest, which is included in Other (income)/deductions––net. For additional information, see Note 2B, Note 3 and Note 4.
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
B. Geographic Information
As described in Note 1A, the February 3, 2017 sale of HIS impacted our results of operations in 2017.

The following table provides revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
U.S.	$6,361	$6,534	(3)	$18,861	$19,516	(3)
Developed Europe(a)	2,231	2,163	3	6,657	6,309	6
Developed Rest of World(b)	1,640	1,632	1	4,795	4,797	—
Emerging Markets(c)	3,066	2,839	8	9,358	8,222	14
Revenues	$13,298	$13,168	1	$39,670	$38,843	2

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.8 billion and $1.7 billion in the third quarter of 2018 and 2017, respectively, and $5.3 billion and $5.0 billion in the first nine months of 2018 and 2017, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues
As described in Note 1A, the February 3, 2017 sale of HIS impacted our results of operations in 2017.

The following table provides detailed revenue information:
(MILLIONS OF DOLLARS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
TOTAL REVENUES		$13,298	$13,168	$39,670	$38,843
PFIZER INNOVATIVE HEALTH (IH)(a)		$8,471	$8,118	$24,573	$23,204
Internal Medicine		$2,463	$2,455	$7,339	$7,245
Lyrica IH(b)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,132	1,150	3,398	3,382
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	870	644	2,524	1,813
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	261	240	789	727
BMP2	Development of bone and cartilage	54	79	206	198
Toviaz	Overactive bladder	67	62	197	187
Viagra IH(c)	Erectile dysfunction	—	206	—	711
All other Internal Medicine	Various	79	75	224	228
Vaccines		$1,845	$1,649	$4,708	$4,385
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,660	1,522	4,290	4,069
FSME/IMMUN-TicoVac	Tick-borne encephalitis vaccine	57	43	162	119
Trumenba	Meningococcal Group B vaccine	61	42	95	79
All other Vaccines	Various	67	43	160	117
Oncology		$1,775	$1,616	$5,294	$4,551
Ibrance	Advanced breast cancer	1,025	878	2,985	2,410
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	248	276	785	805
Xtandi alliance revenues	Castration-resistant prostate cancer	180	150	510	422
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	127	146	417	442
Inlyta	Advanced RCC	71	84	226	256
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	69	57	206	163
All other Oncology	Various	55	26	164	54
Inflammation & Immunology (I&I)		$1,018	$1,000	$2,951	$2,863
Enbrel (Outside the U.S. and Canada)	Rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	531	613	1,589	1,818
Xeljanz	Rheumatoid arthritis, psoriatic arthritis, ulcerative colitis	432	348	1,221	935
Eucrisa	Mild-to-moderate atopic dermatitis (eczema)	40	15	104	33
All other I&I	Various	15	23	37	78
Rare Disease		$531	$569	$1,651	$1,637
BeneFIX	Hemophilia	132	151	420	453
Genotropin	Replacement of human growth hormone	143	136	416	375
Refacto AF/Xyntha	Hemophilia	117	140	388	409
Somavert	Acromegaly	64	65	195	182
All other Rare Disease	Various	74	77	232	218
Consumer Healthcare		$839	$829	$2,631	$2,522
PFIZER ESSENTIAL HEALTH (EH)(d)		$4,826	$5,050	$15,097	$15,639
Legacy Established Products (LEP)(e)		$2,533	$2,681	$7,865	$7,995
Lipitor	Reduction of LDL cholesterol	507	491	1,539	1,341
Norvasc	Hypertension	247	226	773	684
Premarin family	Symptoms of menopause	204	238	605	711
Xalatan/Xalacom	Glaucoma and ocular hypertension	76	83	233	241
Effexor	Depression and certain anxiety disorders	78	76	228	215
Zoloft	Depression and certain anxiety disorders	72	78	223	215
Zithromax	Bacterial infections	54	61	216	202
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	68	82	215	253
Xanax	Anxiety disorders	52	58	163	164
Sildenafil Citrate	Erectile dysfunction	1	—	72	—
All other LEP	Various	1,176	1,288	3,599	3,969

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Sterile Injectable Pharmaceuticals (SIP)(f)		$1,239	$1,273	$3,928	$4,270
Sulperazon	Treatment of infections	145	114	464	345
Medrol	Steroid anti-inflammatory	95	109	318	352
Fragmin	Slows blood clotting	76	79	221	221
Tygacil	Tetracycline class antibiotic	60	60	186	192
Zosyn/Tazocin	Antibiotic	55	47	175	124
Precedex	Sedation agent in surgery or intensive care	47	51	166	182
All other SIP	Various	761	814	2,399	2,852
Peri-LOE Products(g)		$698	$794	$2,208	$2,398
Viagra EH(c)	Erectile dysfunction	137	102	509	285
Celebrex	Arthritis pain and inflammation, acute pain	188	212	494	564
Vfend	Fungal infections	87	97	294	305
Lyrica EH(b)	Epilepsy, neuropathic pain and generalized anxiety disorder	81	134	251	428
Zyvox	Bacterial infections	50	68	184	220
Revatio	Pulmonary arterial hypertension	53	58	163	189
Pristiq	Depression	52	69	156	230
All other Peri-LOE Products	Various	49	55	157	176
Biosimilars(h)	Various	$197	$141	$558	$367
Inflectra/Remsima	Inflammatory diseases	166	112	469	284
All other Biosimilars	Various	31	28	89	82
Pfizer CentreOne(i)		$159	$161	$539	$514
Hospira Infusion Systems (HIS)(j)	Various	$—	$—	$—	$97
Total Lyrica(b)	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,213	$1,285	$3,649	$3,810
Total Viagra(c)	Erectile dysfunction	$137	$308	$509	$996
Total Alliance revenues	Various	$977	$741	$2,820	$2,112

(a)	The IH business encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Consumer Healthcare.

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

(h)
Biosimilars includes Inflectra/Remsima (biosimilar infliximab) in the U.S. and certain international markets, Nivestim (biosimilar filgrastim) in certain European, Asian and Africa/Middle Eastern markets and in the U.S. and Retacrit (biosimilar epoetin zeta) in certain European and Africa/Middle Eastern markets.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary companies (the Company) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 8, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 57

This section provides information about the following: Our Business; our performance during the third quarter and first nine months of 2018 and 2017; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2018.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 71

This section discusses updates to our 2017 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements. For additional discussion of our accounting policies, see Notes to Consolidated Financial Statements—Note 1. Basis of Presentation and Significant Accounting Policies.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 72
This section includes the following sub-sections:
	○ Revenues by Segment and Geography	Beginning on page 72
This sub-section provides an overview of revenues by segment and geography as well as revenue deductions
	○ Revenues - Selected Product Discussion	Beginning on page 76
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 82
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 85
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 88
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 88
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 94
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 102
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 102
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 104
This section provides an analysis of our cash flows for the first nine months of 2018 and 2017.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 105

This section provides an analysis of selected measures of our liquidity and of our capital resources as of September 30, 2018 and December 31, 2017, as well as a discussion of our outstanding debt and other commitments that existed as of September 30, 2018 and December 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 109
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 111

This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A. Also included in this section is a discussion of legal proceedings and contingencies.

Certain amounts in our MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Revenues	$13,298	$13,168	1	$39,670	$38,843	2

Cost of sales(a)	2,694	2,844	(5)	8,173	7,972	3
% of revenues	20.3%	21.6%		20.6%	20.5%

Selling, informational and administrative expenses(a)	3,494	3,504	—	10,448	10,249	2
% of revenues	26.3%	26.6%		26.3%	26.4%

Research and development expenses(a)	2,008	1,865	8	5,549	5,367	3
% of revenues	15.1%	14.2%		14.0%	13.8%

Amortization of intangible assets	1,253	1,177	6	3,640	3,571	2
% of revenues	9.4%	8.9%		9.2%	9.2%

Restructuring charges and certain acquisition-related costs	85	114	(26)	172	267	(36)
% of revenues	0.6%	0.9%		0.4%	0.7%

Other (income)/deductions––net	(414)	79	*	(1,143)	65	*
Income from continuing operations before provision for taxes on income	4,177	3,585	17	12,831	11,351	13
% of revenues	31.4%	27.2%		32.3%	29.2%

Provision for taxes on income	66	727	(91)	1,270	2,287	(44)
Effective tax rate	1.6%	20.3%		9.9%	20.1%

Income from continuing operations	4,111	2,858	44	11,562	9,064	28
% of revenues	30.9%	21.7%		29.1%	23.3%

Discontinued operations––net of tax	11	—	*	10	1	*

Net income before allocation to noncontrolling interests	4,122	2,858	44	11,571	9,066	28
% of revenues	31.0%	21.7%		29.2%	23.3%

Less: Net income attributable to noncontrolling interests	8	18	(53)	25	32	(22)
Net income attributable to Pfizer Inc.	$4,114	$2,840	45	$11,546	$9,034	28
% of revenues	30.9%	21.6%		29.1%	23.3%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.70	$0.48	46	$1.96	$1.51	29
Net income attributable to Pfizer Inc. common shareholders	$0.70	$0.48	47	$1.96	$1.51	29

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.69	$0.47	46	$1.92	$1.49	29
Net income attributable to Pfizer Inc. common shareholders	$0.69	$0.47	46	$1.92	$1.49	29

Cash dividends paid per common share	$0.34	$0.32	6	$1.02	$0.96	6
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

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

In October 2018, we announced our Board of Directors unanimously elected Dr. Albert Bourla, Pfizer Chief Operating Officer, to succeed Ian Read as Chief Executive Officer effective January 1, 2019. Ian Read will transition from his current role as Chairman and Chief Executive Officer to Executive Chairman of Pfizer’s Board of Directors.

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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 26, 2018 and August 27, 2017. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended September 30, 2018 and October 1, 2017.

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
We continue to review strategic options for our Consumer Healthcare business. We remain disciplined regarding our capital allocation, and at this time we have not received an acceptable offer for the sale of this business. We will continue our management of this strong business as we explore other alternatives, which could include everything from a full or partial separation of the business to ultimately deciding to retain the business. We continue to expect that any decision regarding strategic alternatives for our Consumer Healthcare business will be made during the fourth quarter of 2018.

Our other significant business development activities include:

•
On February 3, 2017, we completed the sale of Pfizer’s global infusion systems net assets, HIS, to ICU Medical for up to approximately $900 million, composed of cash and contingent cash consideration, ICU Medical common stock and seller financing. At closing, we received 3.2 million newly issued shares of ICU Medical common stock, which we initially valued at approximately $428 million (a portion of which we sold in August 2018), a promissory note in the amount of $75 million and net cash of approximately $200 million before customary adjustments for net working capital. In addition, we are entitled to receive a contingent amount of up to an additional $225 million in cash based on ICU Medical’s achievement of certain cumulative performance targets for the combined company through December 31, 2019. The operating results of HIS are included in our condensed consolidated statement of income and EH’s operating results through February 2, 2017 and, therefore, our financial results, and EH’s operating results, for the third quarter of 2017 do not reflect any contribution from HIS global operations, while our financial results, and EH’s operating results, for the first nine months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations. Our financial results, and EH’s operating results, for 2018 do not reflect any contribution from HIS global operations.

•
On December 22, 2016, which falls in the first fiscal quarter of 2017 for our international operations, we acquired the development and commercialization rights to AstraZeneca’s small molecule anti-infectives business, primarily outside the U.S. for $1,040 million, composed of cash and contingent consideration. Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of this business, and, in accordance with our international reporting period, our financial results, EH’s operating results, and cash flows for the third quarter and first nine months of 2017 reflect approximately three months and eight months, respectively, of the small molecule anti-infectives business acquired from AstraZeneca. Our financial results, EH’s operating results, and cash flows for the third quarter and first nine months of 2018 reflect three months and nine months, respectively, of the small molecule anti-infective business acquired from AstraZeneca.

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
Product Manufacturing

We periodically encounter difficulties or delays in manufacturing, including due to suspension of manufacturing or voluntary recall of a product, or legal or regulatory actions such as warning letters. The product shortages we have been experiencing within our Essential Health portfolio are primarily for products from the legacy Hospira portfolio and are largely driven by capacity constraints, technical issues and supplier quality concerns. We continue to remediate issues at legacy Hospira facilities manufacturing sterile injectables within our Essential Health portfolio. Any continuing product shortage interruption at these manufacturing facilities could negatively impact our financial results, specifically in our SIP portfolio. We continue to make progress on our comprehensive remediation plan to upgrade and modernize these facilities, and we expect our supply issues to be significantly improved by the end of 2019.

Our 2018 Performance

Revenues

Revenues in the third quarter of 2018 increased $130 million, or 1%, compared to the same period in 2017, which reflects an operational increase of $243 million, or 2%, partially offset by the unfavorable impact of foreign exchange of $113 million, or 1%. Revenues in the first nine months of 2018 increased $827 million, or 2%, compared to the same period in 2017, which reflects a favorable impact of foreign exchange of $693 million, or 2%, and an operational increase of $134 million.
The following provides an analysis of the changes in revenues for the third quarter and first nine months of 2018:

(MILLIONS OF DOLLARS)	Three Months	Nine Months
Revenues, for the three and nine months ended October 1, 2017	$13,168	$38,843

Operational growth/(decline):
Continued growth from key brands(a) and from recently launched products(b), as well as growth from Biosimilars(c)	768	2,172
Declines from the SIP portfolio (primarily in the U.S.), the Peri-LOE Products portfolio (excluding Viagra EH(d), which was impacted by the shift in the reporting of U.S. and Canada Viagra revenues to EH), total Viagra(d) (primarily in the U.S.), Enbrel (driven by declines in most developed Europe markets) and the LEP portfolio (primarily in developed markets)	(508)	(1,971)
Disposition-related impact of the February 2017 sale of HIS(e)	—	(97)
Other operational factors, net	(18)	29
Operational growth, net	243	134

Operational revenues	13,410	38,977
(Unfavorable)/favorable impact of foreign exchange	(113)	693
Revenues, for the three and nine months ended September 30, 2018	$13,298	$39,670

(a)	Key brands represent Eliquis, Ibrance, Xeljanz, Prevnar 13/Prevenar 13 and Xtandi, as well as, for the first nine months of 2018, Chantix/Champix.

(b)	Growth from recently launched products include Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe.

(c)	Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe.

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

(e)
Impact on financial results for the sale of HIS in February 2017. The first nine months of 2018 do not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017.

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

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increase in Income from continuing operations before provision for taxes on income for the third quarter and first nine months of 2018:

(MILLIONS OF DOLLARS)	Three Months	Nine Months
Income from continuing operations before provision for taxes on income, for the three and nine months ended October 1, 2017	$3,585	$11,351
Favorable change in revenues	130	827
Favorable/(unfavorable) changes:
Higher net gains recognized during the period on investments in equity securities(a)	49	349
Impact of net periodic benefit costs/(credits) other than service costs(a)	93	313
Higher income from collaborations, out-licensing arrangements and sales of compound/product rights(a)	61	292
Impact of certain legal matters, net(a)	146	264
Lower certain asset impairments(a)	131	103
Impact of Cost of sales(b)	149	(202)
Impact of Selling, information and administrative expenses(c)	10	(198)
Higher Research and development expenses(d)	(144)	(182)
Higher Amortization of intangible assets(e)	(76)	(69)
All other items, net	43	(17)
Income from continuing operations before provision for taxes on income, for the three and nine months ended September 30, 2018	$4,177	$12,831

(a)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(b)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(c)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.

(d)	See the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A.

(e)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$217	$157	$435	$296
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The first nine months of 2018 also reflected a favorable true-up associated with the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods.	43	87	118	218

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
Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Certain state legislation has been subject to legal challenges.
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
We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. The likelihood of such a repeal currently appears low given the recent U.S. midterm elections, which resulted in Democratic control of the House of Representatives. Although the revenues generated for Pfizer by the health insurance exchanges under the ACA are minor, there is no assurance that any future replacement, modification or repeal of the ACA will not adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. We also may face uncertainties if our industry is looked to for savings to fund certain legislation, such as lifting the debt ceiling. One recent example is the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D “coverage gap” from 50% to 70%, which will modestly reduce our future Medicare Part D revenues.
In May 2018, President Trump released his Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (Blueprint). Pfizer communicated a formal response to the request for information that accompanied the Blueprint, and is participating in the subsequent rule-making process to advance the proposals that are most likely to bring meaningful out-of-pocket cost relief to patients. Certain proposals in the Blueprint, and related drug pricing measures proposed since the Blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. On July 10, 2018, Pfizer decided to defer price increases that were effective July 1, 2018, and return those prices to their pre-July 1, 2018 levels. In addition, the price declines that we took as of July 1, 2018 remain in effect.
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
Outside the U.S., governments, including the different EU Member States, Japan and Canada, may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access and international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries). This international patchwork of price regulation and differing economic conditions and incomplete value assessments across countries has led to different prices in different countries, varying health outcomes and some third-party trade in our products between countries.
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
In addition, several important multilateral organizations, such as the United Nations (UN) and the Organization for Economic Cooperation and Development (OECD), are increasing scrutiny of international pharmaceutical pricing through issuing reports and policy recommendations (e.g., 2016 UN High Level Panel Report on Access to Medicines and 2017 OECD Report on New Health Technologies––Managing Access, Value and Sustainability). The recommendations from these reports and any other recommendations that may be made in the future will continue to exert additional pricing pressures.

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

We generated approximately 2% of our worldwide revenues from the U.K. in 2017 and in the first nine months of 2018, including the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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

•
On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of the TCJA. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the U.S. Federal corporate tax rate from 35% to 21%, transitioning U.S. international taxation from a worldwide tax system to a territorial tax system and imposing a repatriation tax on deemed repatriated accumulated post-1986 earnings of foreign subsidiaries. Given the significant changes resulting from and complexities associated with the TCJA, the estimated financial impacts for 2017, as well as the estimated impact on 2018 financial guidance for the effective tax rate on adjusted income remain provisional and subject to further analysis, interpretation and clarification of the TCJA, which could result in further changes to these estimates during the fourth quarter of 2018. For additional information, see the “Our Financial Guidance for 2018”, “Provision for Taxes on Income” and “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5A. Tax Matters: Taxes on Income from Continuing Operations.
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
Organizing for Growth
We expect higher and more sustained growth post-2020 after our near-term patent expirations occur. Therefore, in July 2018, we announced that we will organize our company into three businesses effective at the beginning of our 2019 fiscal year. We believe the new structure better positions each business to achieve its growth potential:

•
a science-based Innovative Medicines business, which will include all of our current Innovative Health medicines and vaccines business units as well as biosimilars and a new Hospital Medicines business unit that will commercialize our global portfolio of sterile injectable and anti-infective medicines;

•	an off-patent branded and generic Established Medicines business; and

•	a Consumer Healthcare business, for which we continue to evaluate strategic alternatives, with a decision expected in the fourth quarter of 2018.
These changes will not be effective until the beginning of our 2019 fiscal year to allow for the necessary internal transition process. We are currently evaluating the impact to our operating segments and other costs and activities based on how the businesses will be managed in 2019. Beginning with our first-quarter 2019 financial results, our financial reporting will reflect the new organizational structure.
As we prepare for expected growth, we are focused on creating a simpler, more efficient structure within each business and the functions that support them. Further, as our innovative pipeline matures with the anticipated progression of current and the initiation of new pivotal trials, we will need to increase our R&D investments. In addition, as our pipeline potentially delivers new commercialization opportunities, we will need to increase our investments in new-market-creation activities.
To partially offset these incremental cost increases, we expect to generate cost reduction opportunities, particularly in SI&A. We are taking steps to simplify the organization, increase spans of control and reduce organizational layers. As such, we expect some managerial roles and responsibilities to be impacted. Enhancements to certain employee benefits are being offered for a short period of time. We do not yet know the impact of these voluntary and involuntary plans, but expect to record a special termination benefit as well as severance in the fourth quarter of 2018. Such benefits will be reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. We do not expect the expenses related to these enhancements to change our current full year 2018 guidance. Any future impact will be considered in the totality of our annual guidance for 2019.

Commercial Operations

We currently manage our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). The IH and EH operating segments are each led by a single manager. Each operating segment has responsibility for its commercial activities and for certain IPR&D projects for new investigational products and additional indications for in-line products that generally have achieved proof-of-concept. Each business has a geographic footprint across developed and emerging markets.

Some additional information about our business segments as of September 30, 2018 follows:

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

Leading brands include:
- Lipitor
- Norvasc
- Lyrica (Europe, Russia, Turkey, Israel and Central Asia
countries)
- Celebrex
- Viagra*
- Inflectra/Remsima
- Sulperazon
- Several other sterile injectable products

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

The following description of R&D operations reflects operations as of September 30, 2018.
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
In January 2018, we announced our decision to end internal neuroscience discovery and early development efforts and re-allocate funding to other areas where we have stronger scientific leadership. The development of tanezumab and potential treatments for rare neuromuscular disorders is not impacted by this decision. In June 2018, we announced our plan to invest $600 million in biotechnology and other emerging growth companies through Pfizer Ventures, our venture investment vehicle. Pfizer Ventures will seek to invest approximately 25% of its available capital ($150 million) in promising early-stage neuroscience companies. In addition to increased funding, we will extend our leadership as a venture capital investor with an expanded team that leverages expertise across venture capital investing, business development, drug discovery and clinical development. The new organization consolidates R&D Innovate, Pfizer’s R&D equity investment vehicle, with Pfizer Venture Investments, our long-standing venture investment group. In September 2018, we and Bain Capital entered into a transaction to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system including Parkinson’s disease, epilepsy, Alzheimer’s disease, schizophrenia and addiction. For additional information on the transaction with Bain Capital, see the Notes to Condensed Consolidated Financial Statements––Note 2B.Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures.

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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen our businesses and their capabilities, such as our acquisitions of Hospira, Medivation, Anacor, and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses.

We continue to review strategic options for our Consumer Healthcare business. We remain disciplined regarding our capital allocation, and at this time we have not received an acceptable offer for the sale of this business. We will continue our management of this strong business as we explore other alternatives, which could include everything from a full or partial separation of the business to ultimately deciding to retain the business. We continue to expect that any decision regarding strategic alternatives for our Consumer Healthcare business will be made during the fourth quarter of 2018.

For additional information on our business development activities, see Notes to Condensed Consolidated Financial Statements––Note 2. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment.
The more significant recent transactions and events are described below:

•
Sale of Hospira Infusion Systems Net Assets to ICU Medical, Inc. (EH)––On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, to ICU Medical. In connection with this transaction, we recognized pre-tax income of $2 million in the third quarter of 2018 and pre-tax income of $1 million in the first nine months of 2018, and we recognized pre-tax income of approximately $12 million in the third quarter of 2017 and a pre-tax loss of approximately $52 million in the first nine months of 2017 in Other (income)/deductions––net, representing adjustments to amounts previously recorded in 2016 to write down the HIS net assets to fair value less costs to sell. We may record additional adjustments to the loss on the sale of HIS net assets in future periods, which we do not expect to have a material impact on our consolidated financial statements.

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

•
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.––In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest will fund up to $200 million in development costs related to certain Phase 3 clinical trials of Pfizer’s rivipansel compound and Pfizer will use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding is expected to cover up to 100% of the development costs and will be received over approximately 12 quarters from 2016 to 2019. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2018 totaled $12.9 million and for the first nine months of 2018 totaled $44.2 million. The reduction to Research and development expenses for the third quarter of 2017 totaled $16.8 million and for the first nine months of 2017 totaled $48.8 million. Following potential regulatory approval, NovaQuest will be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales will be recorded as Cost of sales when incurred.

•
Research and Development Arrangement with RPI Finance Trust––In January 2016, Pfizer entered into an agreement with RPI, a subsidiary of Royalty Pharma, under which RPI will fund up to $300 million in development costs related to certain Phase 3 clinical trials of Pfizer’s Ibrance (palbociclib) product primarily for adjuvant treatment of hormone receptor positive early breast cancer (the Indication). RPI’s development funding is expected to cover up to 100% of the costs primarily for the applicable clinical trials through 2021. As there is a substantive and genuine transfer of risk to RPI, the development funding is recognized by us as an obligation to perform contractual services and therefore is a reduction of Research and development expenses as incurred. The reduction to Research and development expenses for the third quarter of 2018 totaled $27.1 million and for the first nine months of 2018 totaled $78.7 million. The reduction to Research and development expenses for the third quarter of 2017 totaled $27.6 million and for the first nine months of 2017 totaled $54.4 million. If successful and upon approval of Ibrance in the U.S. or certain major markets in the EU for the Indication based on the applicable clinical trials, RPI will be eligible to receive a combination of approval-based fixed milestone payments of up to $250 million dependent upon results of the clinical trials and royalties on certain Ibrance sales over approximately seven years. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the Ibrance product and sales-based royalties will be recorded as Cost of sales when incurred.

For a description of the more significant recent transactions through February 22, 2018, the filing date of our 2017 Form 10-K, see the “Our Business Development Initiatives” section of our 2017 Financial Report.
Our Financial Guidance for 2018
On October 30, 2018, we updated our 2018 financial guidance to reflect our performance to date as well as our outlook for the remainder of the year. The midpoint of our guidance range for Adjusted diluted EPS was unchanged from our July 2018 guidance update.
The guidance range for Revenues was narrowed from a range of $53.0 to $55.0 billion to a range of $53.0 to $53.7 billion, primarily reflecting:

•	lower-than-anticipated Essential Health revenues, primarily due to continued legacy Hospira Sterile Injectable Pharmaceuticals (SIP) product shortages in the U.S.; and

•	recent unfavorable changes in foreign exchange rates in relation to the U.S. dollar from mid-July 2018 to mid-October 2018, primarily the weakening of certain emerging markets currencies and the euro.

Pfizer’s updated 2018 financial guidance is presented below(a), (b):
Revenues	$53.0 to $53.7 billion
(previously $53.0 to $55.0 billion)
Adjusted cost of sales as a percentage of revenues	20.8% to 21.3%
(previously 20.5% to 21.5%)
Adjusted selling, informational and administrative expenses	$14.0 to $14.5 billion
(previously $14.0 to $15.0 billion)
Adjusted research and development expenses	$7.7 to $8.1 billion
Adjusted other (income)/deductions	Approximately $1.3 billion of income
(previously approximately $1.0 billion of income)
Effective tax rate on adjusted income	Approximately 16.0%
Adjusted diluted EPS	$2.98 to $3.02
(previously $2.95 to $3.05)

(a)	The 2018 financial guidance reflects the following:

•
A full year contribution from Consumer Healthcare. Pfizer continues to expect that any decision regarding strategic alternatives for Consumer Healthcare would be made during the fourth quarter of 2018.

•	Does not assume the completion of any business development transactions not completed as of September 30, 2018, including any one-time upfront payments associated with such transactions.

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

•	Exchange rates assumed are a blend of the actual exchange rates in effect through third-quarter 2018 and mid-October 2018 exchange rates for the remainder of the year.

•
Reflects an anticipated negative revenue impact of $1.8 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection. Assumes no generic competition for Lyrica in the U.S. until June 2019, which is contingent upon a six-month patent-term extension granted by the FDA for pediatric exclusivity, which the company is currently pursuing.

•
Reflects the anticipated favorable impact of approximately $350 million on revenues and approximately $0.02 on adjusted diluted EPS as a result of favorable changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2017.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 6.0 billion shares, which reflects anticipated share repurchases totaling approximately $12.0 billion in 2018, including $9.0 billion of share repurchases already completed through October 30, 2018. Dilution related to share-based employee compensation programs is expected to offset the reduction in shares associated with these share repurchases by approximately half.

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

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2017 Financial Report and Notes to Condensed Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (2017 Financial Report Note 1D); (ii) Fair Value (2017 Financial Report Note 1E); (iii) Revenues (Note 1C in this Quarterly Report on Form 10-Q); (iv) Asset Impairments (2017 Financial Report Note 1K); (v) Income Tax Assets and Liabilities and Income Tax Contingencies (2017 Financial Report Note 1O); (vi) Pension and Postretirement Benefit Plans (2017 Financial Report Note 1P); and Legal and Environmental Contingencies (2017 Financial Report Note 1Q).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2017 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions in our 2017 Financial Report for a discussion about the risks associated with estimates and assumptions.
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
We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded remain provisional as we have not completed our analysis of the complex and far reaching effects of the TCJA. Further, we continue to consider our assertions on any remaining outside basis differences in our foreign subsidiaries as of September 30, 2018 and have not completed our analysis. In the third quarter of 2018, we recorded a favorable adjustment to the provisional estimate of the impact of the legislation, primarily related to the remeasurement of deferred tax assets and liabilities as well as revised estimates of benefits related to certain tax initiatives. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during the fourth quarter of 2018, as we complete the remainder of our tax return filings and as any interpretations or clarifications of the TCJA occur through further legislation or U.S. Treasury actions or other means.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

REVENUES AND PRODUCT DEVELOPMENTS

Revenues by Segment and Geography

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	% Change in Revenues
Operating Segments(a):
IH	$8,471	$8,118	$4,881	$4,777	$3,590	$3,341	4	2	7
EH	4,826	5,050	1,480	1,756	3,347	3,294	(4)	(16)	2
Total revenues	$13,298	$13,168	$6,361	$6,534	$6,937	$6,634	1	(3)	5

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017	% Change in Revenues
Operating Segments(a):
IH	$24,573	$23,204	$14,002	$13,708	$10,572	$9,496	6	2	11
EH	15,097	15,639	4,859	5,808	10,238	9,831	(3)	(16)	4
Total revenues	$39,670	$38,843	$18,861	$19,516	$20,810	$19,327	2	(3)	8

(a)
IH = the Innovative Health segment; and EH = the Essential Health segment. For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––Third Quarter of 2018 vs. Third Quarter of 2017

The following provides an analysis of the worldwide change in revenues by geographic areas in the third quarter of 2018:
	Three Months Ended September 30, 2018
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$660	$287	$373
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	56	38	18
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	52	40	12
Lower revenues for total Viagra(b), primarily in the U.S. due to generic competition that began in December 2017	(169)	(165)	(4)
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH(b)), primarily due to expected declines in Lyrica in developed Europe	(125)	(61)	(64)
Decline in the LEP portfolio primarily driven by lower revenues in developed markets	(121)	(180)	59
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(65)	—	(65)
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(28)	(58)	31
Other operational factors, net	(18)	(73)	55
Operational growth/(decline), net	243	(173)	415

Unfavorable impact of foreign exchange	(113)	—	(113)
Revenues increase/(decrease)	$130	$(173)	$302

(a)
Certain key brands represent Eliquis, Ibrance, Prevnar 13/Prevenar 13, Xeljanz and Xtandi. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion" section of this MD&A for product analysis information.

(b)
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

Emerging markets revenues increased $226 million, or 8%, in the third quarter of 2018 to $3.1 billion from $2.8 billion, reflecting an operational increase of $356 million, or 13%. Foreign exchange had an unfavorable impact of approximately 5% on emerging markets revenues. The operational increase in emerging markets was driven by our EH segment, primarily by the Legacy Established Products portfolio and Sterile Injectable Pharmaceuticals portfolio, as well as Prevenar 13 in our IH segment.

Revenues––First Nine Months of 2018 vs. First Nine Months of 2017

The following provides an analysis of the change in worldwide revenues by geographic areas in the first nine months of 2018:
	Nine Months Ended September 30, 2018
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$1,835	$822	$1,013
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	172	145	27
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	165	115	50
Lower revenues for total Viagra(b), primarily in the U.S. due to generic competition that began in December 2017	(495)	(491)	(4)
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH(b)), primarily due to expected declines in Lyrica in developed Europe and Pristiq in the U.S. due to generic competition	(463)	(156)	(307)
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(419)	(480)	61
Decline in the LEP portfolio, primarily driven by lower revenues in developed markets	(314)	(460)	145
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(279)	—	(279)
Impact on financial results for the sale of HIS in February 2017. The first nine months of 2018 do not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017	(97)	(64)	(33)
Other operational factors, net	29	(88)	117
Operational growth/(decline), net	134	(655)	790

Favorable impact of foreign exchange	693	—	693
Revenues increase/(decrease)	$827	$(655)	$1,483

(a)
Certain key brands represent Eliquis, Ibrance, Xeljanz, Prevnar 13/Prevenar 13, Xtandi and Chantix/Champix. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion" section of this MD&A for product analysis information.

(b)
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

Emerging markets revenues increased $1.1 billion, or 14%, in the first nine months of 2018 to $9.4 billion from $8.2 billion, reflecting an operational increase of $1.1 billion, or 13%. Foreign exchange had a favorable impact of approximately 1% on emerging markets revenues. The operational increase in emerging markets was driven by our EH segment, primarily by the Legacy Established Products portfolio and the Sterile Injectable Pharmaceuticals portfolio, as well as Prevenar 13 in our IH segment.
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

The following table provides information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Medicare rebates(a)	$443	$355	$1,266	$931
Medicaid and related state program rebates(a)	502	439	1,500	1,335
Performance-based contract rebates(a), (b)	854	773	2,467	2,321
Chargebacks(c)	1,654	1,608	4,850	4,585
Sales allowances(d)	1,448	1,419	4,142	3,718
Sales returns and cash discounts	358	329	1,067	1,025
Total(e)	$5,259	$4,923	$15,292	$13,916

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended September 30, 2018, associated with the following segments: IH ($2.3 billion) and EH ($2.9 billion). For the three months ended October 1, 2017, associated with the following segments: IH ($2.4 billion); and EH ($2.5 billion). For the nine months ended September 30, 2018, associated with the following segments: IH ($6.5 billion) and EH ($8.8 billion). For the nine months ended October 1, 2017, associated with the following segments: IH ($6.4 billion) and EH ($7.5 billion).

Total revenue deductions for the third quarter of 2018 increased 7% compared to the third quarter of 2017, and total revenue deductions for the first nine months of 2018 increased 10% compared to the first nine months of 2017, primarily as a result of:

•	an increase in sales allowances as a result of sales growth, primarily in international markets;

•	an increase in Medicare rebates driven by increased sales of IH products through this channel;

•	higher chargebacks to U.S. wholesalers on certain IH and EH products, partially offset by decreases in chargebacks as a result of decreases in sales of sterile injectable products; and

•	an increase in Medicaid and related state program rebates, primarily as a result of increased sales of IH products through these programs.
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

Revenues––Selected Product Discussion
The tables below provide worldwide revenues, by geography, for selected products. References to total change pertain to period-over-period growth rates that include foreign exchange. The difference between the total change and operational change represents the impact of foreign exchange. Amounts may not add due to rounding. All percentages have been calculated using unrounded amounts. An asterisk (*) indicates the calculation is not meaningful or results are equal to or greater than 100%.
•Prevnar 13/Prevenar 13 (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$1,089	$971	12		$2,597	$2,554	2
International	571	551	4	6	1,694	1,515	12	10
Worldwide revenues	$1,660	$1,522	9	10	$4,290	$4,069	5	5
The growth in the third quarter and first nine months of 2018 in the U.S. was primarily due to higher government purchases for the pediatric indication, partially offset by the continued decline in revenues for the adult indication due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults aged 65 years and older who have not been previously vaccinated with Prevnar 13), compared to the prior-year period.
The operational growth in the third quarter of 2018 internationally was primarily due to higher volumes for the pediatric indication resulting from increased orders associated with Gavi, the Vaccine Alliance and from the second-quarter 2017 launch in China. The international operational growth in the first nine months of 2018 was primarily due to higher volumes for the pediatric indication resulting from the second-quarter 2017 launch in China and increased orders associated with Gavi, the Vaccine Alliance.
In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. As with other vaccines, the CDC regularly monitors the impact of vaccination and reviews the recommendations. During the recently held October 2018 ACIP meeting, the CDC presented initial data and indicated formal evaluation of evidence (grading) and a potential vote on the maintenance of the 65 years and older recommendation would likely happen in 2019. A potential adverse change in the ACIP recommendation could negatively impact future Prevnar 13 revenues. We continue to generate and publish data and communicate with the ACIP on the burden of pneumococcal disease and Prevnar 13 vaccine effectiveness and safety.
We announced in September 2018 that our next generation 20-Valent Pneumococcal Vaccine candidate has received Breakthrough Therapy designation from the U.S. FDA.
•Lyrica (EH (revenues from all of Europe, Russia, Turkey, Israel and Central Asia)/IH (revenues from all other geographies)):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$875	$877	—		$2,643	$2,602	2
International	338	408	(17)	(17)	1,006	1,208	(17)	(19)
Worldwide revenues	$1,213	$1,285	(6)	(5)	$3,649	$3,810	(4)	(5)
The relatively flat performance in the third quarter of 2018 in the U.S. was primarily due to sustained demand. The growth in the first nine months of 2018 in the U.S. was primarily driven by sustained demand and positive price impact.
The operational decline in the third quarter of 2018 internationally was primarily due to losses of exclusivity in developed Europe markets, Australia and South Korea. The operational decline in the first nine months of 2018 internationally was primarily due to losses of exclusivity in developed Europe markets, Australia and South Korea, partially offset by growth in the orally dissolving tablet formulation in Japan.

The following table provides worldwide revenues for Lyrica in our IH segment, by geography:
	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$875	$877	—		$2,643	$2,602	2
International	257	274	(6)	(6)	755	779	(3)	(5)
Worldwide revenues	$1,132	$1,150	(2)	(2)	$3,398	$3,382	—	—
Worldwide Lyrica revenues in our IH segment in the third quarter of 2018 decreased operationally, primarily due to losses of exclusivity in Australia in July 2017 and in South Korea in August 2017. The relatively flat performance in worldwide Lyrica revenues in our IH segment in the first nine months of 2018 was primarily due to losses of exclusivity in Australia and South Korea, offset by growth in the orally dissolving tablet formulation in Japan.

The following table provides worldwide revenues for Lyrica in our EH segment, by geography:
	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	81	134	(40)	(39)	251	428	(41)	(45)
Worldwide revenues	$81	$134	(40)	(39)	$251	$428	(41)	(45)
The worldwide operational declines in our EH segment in the third quarter and first nine months of 2018 were primarily due to losses of exclusivity in developed Europe markets.
•Ibrance (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$708	$713	(1)		$2,178	$2,048	6
International	317	165	93	98	807	362	*	*
Worldwide revenues	$1,025	$878	17	18	$2,985	$2,410	24	23
The worldwide operational growth in the third quarter and first nine months of 2018 reflects an uptake in international markets, mostly driven by key European markets where we secured access and reimbursement in 2017 and the December 2017 launch in Japan as well as Ibrance class leadership among cyclin-dependent kinase inhibitors in major markets, supported by our scientific/clinical data and continued positive patient experience. The decline in the third quarter of 2018 in the U.S. was primarily due to the impact of competition and increased rebates. The growth in the first nine months of 2018 in the U.S. was primarily due to continued demand growth partially offset by uptake of competitors and increased rebates.

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

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$455	$352	29		$1,371	$1,041	32
International	416	291	43	44	1,153	772	49	42
Worldwide revenues	$870	$644	35	36	$2,524	$1,813	39	36
The worldwide operational growth in the third quarter and first nine months of 2018 was primarily driven by continued increased adoption in non-valvular atrial fibrillation, as well as oral anti-coagulant market share gain.

•Lipitor (EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$25	$60	(58)		$86	$125	(32)
International	482	431	12	11	1,453	1,215	20	14
Worldwide revenues	$507	$491	3	3	$1,539	$1,341	15	10
The worldwide operational growth in the third quarter of 2018 was primarily driven by increased demand in China, partially offset by the non-recurrence of favorable U.S. rebates that occurred in the third quarter of 2017 and pricing pressures in China. The worldwide operational growth in the first nine months of 2018 was primarily driven by increased demand in China and certain Middle Eastern markets, partially offset by pricing pressures in China, the non-recurrence of favorable U.S. rebates that occurred in the third quarter of 2017 and generic competition in Japan.
•Enbrel (IH, outside the U.S. and Canada):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	531	613	(13)	(11)	1,589	1,818	(13)	(15)
Worldwide revenues	$531	$613	(13)	(11)	$1,589	$1,818	(13)	(15)
The worldwide operational declines in the third quarter and first nine months of 2018 were primarily due to ongoing biosimilar competition in most developed Europe markets, which is expected to continue.
•Xeljanz (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$332	$291	14		$964	$793	22
International	100	57	76	84	256	142	81	81
Worldwide revenues	$432	$348	24	26	$1,221	$935	31	31
The growth in the U.S. in the third quarter and first nine months of 2018 was primarily driven by increased adoption among rheumatologists, growing awareness among patients and improvements in payer access, as well as launches of the psoriatic arthritis (PsA) indication in the first quarter of 2018 and ulcerative colitis indication in the third quarter of 2018.
The operational growth internationally in the third quarter and first nine months of 2018 was primarily driven by the 2017 approval of the rheumatoid arthritis indication in certain European markets, as well as continued uptake in Japan, Canada and emerging markets.
•Sutent (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$80	$87	(7)		$262	$277	(6)
International	168	189	(11)	(9)	524	527	(1)	(5)
Worldwide revenues	$248	$276	(10)	(9)	$785	$805	(2)	(5)
The worldwide operational declines in the third quarter and first nine months of 2018 were primarily due to lower volumes driven by competitive pressure in the U.S. and certain developed and emerging Europe markets.

•Norvasc (EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$9	$9	(2)		$27	$28	(4)
International	238	217	10	10	745	656	14	9
Worldwide revenues	$247	$226	9	10	$773	$684	13	9
The worldwide operational growth in the third quarter and the first nine months of 2018 was primarily driven by increased demand in China, partially offset by generic competition in Japan and pricing pressures in China.
•Chantix/Champix (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$197	$180	10		$602	$542	11
International	64	60	6	7	187	184	2	(2)
Worldwide revenues	$261	$240	9	9	$789	$727	9	8
The growth in the U.S. in the third quarter and first nine months of 2018 was primarily due to increased volume, improved patient access and, for the first nine months of 2018, positive price impact.
•The Premarin family of products (EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$191	$224	(15)		$569	$670	(15)
International	12	14	(14)	(12)	36	41	(13)	(14)
Worldwide revenues	$204	$238	(15)	(15)	$605	$711	(15)	(15)
The worldwide operational declines in the third quarter and first nine months of 2018 were primarily driven by generic competition in the U.S.
•Viagra (EH): Viagra lost exclusivity in the U.S. in December 2017. Beginning in 2018, revenues for Viagra in the U.S. and Canada, which were reported in IH through 2017, are reported in EH (which reported all other Viagra revenues excluding the U.S. and Canada through 2017). Therefore, beginning in 2018, total Viagra revenues are reported in EH.

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$32	$198	(84)		$196	$687	(71)
International	105	111	(5)	(3)	313	309	1	(1)
Worldwide revenues	$137	$308	(55)	(55)	$509	$996	(49)	(50)
The declines in the U.S. in the third quarter and first nine months of 2018 were primarily due to the loss of exclusivity in December 2017.
The operational decline in the third quarter of 2018 internationally was primarily driven by lower volumes in Russia and Turkey and pricing pressures in China, partially offset by increased demand in China and Saudi Arabia.
•Sulperazon (EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	145	114	28	26	464	345	34	28
Worldwide revenues	$145	$114	28	26	$464	$345	34	28

The international operational growth in the third quarter and first nine months of 2018 was primarily due to increased demand in China.
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

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$180	$150	20		$510	$422	21
International	—	—	—	—	—	—	—	—
Worldwide revenues	$180	$150	20	20	$510	$422	21	21
The growth in the U.S. in the third quarter and first nine months of 2018 was primarily driven by continued growth of Xtandi in metastatic castration-resistant prostate cancer. While enrollment rates in patient assistance programs (PAP), which provide free medicines to patients, fluctuate throughout the year, we have observed a reduction in PAP utilization in the third quarter and first nine months of 2018, compared to the same periods in 2017.
•Xalkori (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$34	$49	(31)		$118	$170	(31)
International	93	96	(4)	(2)	299	272	10	5
Worldwide revenues	$127	$146	(13)	(12)	$417	$442	(6)	(9)
The worldwide operational declines in the third quarter and first nine months of 2018 were primarily due to volume declines in the ALK indication across certain developed markets, primarily in the U.S. and certain markets in developed Europe, due to competitive pressure. The declines were partially offset by a continued increase in diagnostic rates for the ALK gene mutation across key markets and share in first-line ALK treatment outside the U.S., primarily in certain emerging markets, as well as uptake in treatment of patients with metastatic NSCLC whose tumors are ROS1-positive.
•Celebrex (EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$16	$61	(73)		$50	$117	(57)
International	171	150	14	14	444	448	(1)	(4)
Worldwide revenues	$188	$212	(11)	(11)	$494	$564	(12)	(15)
The worldwide operational decline in the third quarter of 2018 was primarily driven by the non-recurrence of the favorable U.S. rebates that occurred in the third quarter of 2017 and lower volumes in the U.S., as well as pricing pressure in Mexico, partially offset by increased demand in China and Japan. The worldwide operational decline in the first nine months of 2018 was primarily driven by the non-recurrence of the favorable U.S. rebates that occurred in the third quarter of 2017, lower volumes in the U.S., Japan and certain Middle Eastern markets, as well as pricing pressure in Mexico, partially offset by increased demand in China.
•Inflectra/Remsima (EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$71	$34	*		$189	$74	*
International	95	78	22	22	280	210	33	24
Worldwide revenues	$166	$112	48	48	$469	$284	65	58

The worldwide operational growth in the third quarter and first nine months of 2018 was due to continued uptake in certain channels in the U.S., as well as in developed markets in Europe, partially offset by pricing pressures in these markets.
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
•Inlyta (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$27	$30	(10)		$88	$95	(7)
International	44	53	(18)	(15)	138	161	(14)	(16)
Worldwide revenues	$71	$84	(15)	(13)	$226	$256	(12)	(13)
The worldwide operational decline in the third quarter of 2018 was primarily due to increased competition across developed markets. The worldwide operational decline in the first nine months of 2018 was primarily due to increased competition across developed markets, as well as China.
•Eucrisa (IH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$40	$15	*		$104	$33	*
International	—	—	—	—	—	—	—	—
Worldwide revenues	$40	$15	*	*	$104	$33	*	*
The worldwide operational growth in the third quarter and first nine months of 2018 was primarily driven by broader prescriber trial and adoption, as well as growing patient awareness and interest.
•Alliance revenues (IH/EH):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	Total	Oper.	September 30, 2018	October 1, 2017	Total	Oper.
U.S.	$642	$507	26		$1,901	$1,487	28
International	336	234	44	43	919	624	47	39
Worldwide revenues	$977	$741	32	32	$2,820	$2,112	34	31
The worldwide operational growth in the third quarter and first nine months of 2018 was mainly due to increases in Eliquis and Xtandi alliance revenues discussed above.

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
For additional information about our R&D organization, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Organizing for Growth” and “—Description of Research and Development Operations” sections of this MD&A.
A comprehensive update of Pfizer’s development pipeline was published as of October 30, 2018 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Lorbrena (lorlatinib)
Treatment of patients with ALK-positive metastatic NSCLC whose disease has progressed on crizotinib and at least one other ALK inhibitor for metastatic disease; or whose disease has progressed on alectinib or ceritinib as the first ALK inhibitor therapy for metastatic disease
November 2018
Talzenna (talazoparib)
Treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) human epidermal growth factor receptor 2 (HER2)-negative locally advanced or metastatic breast cancer
October 2018
Vizimpro (dacomitinib)
First-line treatment of patients with metastatic non-small cell lung cancer with epidermal growth factor receptor exon 19 deletion or exon 21 L858R substitution mutations as detected by an FDA-approved test, which is being developed in collaboration with SFJ
September 2018
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
December 2017
Sutent (sunitinib)	Adjuvant treatment in adult patients at high risk of recurrent renal cell carcinoma following nephrectomy (surgical removal of the cancerous kidney)	November 2017

(a)	Neupogen® is a registered trademark of Amgen Inc.

(b)	Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of J&J.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
PF-05280586(a)	A potential biosimilar to Rituxan® (rituximab)	September 2018
PF-06439535(b)	A potential biosimilar to Avastin® (bevacizumab)	August 2018
glasdegib	Treatment of adult patients with previously untreated acute myeloid leukemia in combination with low-dose cytarabine, a type of chemotherapy	June 2018
PF-05280014(c)	A potential biosimilar to Herceptin® (trastuzumab)	August 2017
tafamidis meglumine(d)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Rituxan® is a registered trademark of Biogen MA Inc.

(b)	Avastin® is a registered trademark of Genentech, Inc.

(c)
Herceptin® is a registered trademark of Genentech, Inc. In April 2018, we received a “complete response” letter from the FDA with respect to our biologics license application (BLA) for PF-05280014, our proposed biosimilar to trastuzumab, which was submitted for all indications of the reference product. The FDA highlighted the need for additional technical information, which does not relate to safety or clinical data submitted in the application. In October 2018, the FDA acknowledged for review our BLA resubmission.

(d)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer has completed study B3461028, a global Phase 3 study to support a potential new indication in transthyretin cardiomyopathy, which includes patients with wild type and variant transthyretin. This study has achieved its primary endpoint, and we are working with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Vyndaqel (tafamidis meglumine)	Application filed in Japan for treatment of transthyretin amyloid cardiomyopathy (ATTR-CM)	—	November 2018
Xtandi (enzalutamide)	Application approved in the EU for treatment of adult men with high-risk non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas	October 2018	—
Trastuzumab BS for I.V. Infusion 60mg/150mg “Pfizer”(a)	Application approved in Japan for a biosimilar to Herceptin® (trastuzumab)	September 2018	—
Lorbrena (lorlatinib)	Application approved in Japan for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitor	September 2018	—
PF-05280586(b)	Application filed in the EU for a potential biosimilar to Rituxan® (rituximab)	—	August 2018
Xeljanz (tofacitinib)	Application approved in the EU for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response, lost response, or were intolerant to either conventional therapy or a biologic agent	July 2018	—
Trazimera(a)	Application approved in the EU for a biosimilar to Herceptin® (trastuzumab) for the treatment of human epidermal growth factor (HER2) overexpressing breast cancer and HER2 overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma	July 2018	—
Infliximab BS for I.V. Infusion 100mg “Pfizer”(c)	Application approved in Japan for a biosimilar to Remicade® (infliximab)	July 2018	—
Xeljanz (tofacitinib)	Application approved in the EU for Xeljanz in combination with methotrexate for the treatment of active psoriatic arthritis in adult patients who have had an inadequate response or who have been intolerant to a prior disease-modifying antirheumatic drug therapy	June 2018	—
talazoparib	Application filed in the EU for the treatment of patients with germline BRCA-mutated advanced breast cancer	—	June 2018
Xeljanz (tofacitinib)	Application approved in Japan for the treatment of ulcerative colitis	May 2018	—
dacomitinib	Application filed in Japan for the treatment of patients with locally advanced or metastatic non-small cell lung cancer with epidermal growth factor receptor (EGFR) mutations, which is being developed in collaboration with SFJ	—	May 2018
crisaborole	Application filed in the EU for the treatment of mild-to-moderate atopic dermatitis	—	May 2018
Mylotarg (gemtuzumab ozogamicin)	Application approved in the EU for treatment of patients age 15 years and above with previously untreated, de novo, CD33-positive acute myeloid leukemia, except acute promyelocytic leukemia	April 2018	—
Bosulif (bosutinib)	Application approved in the EU for the treatment of adults with newly diagnosed chronic phase Philadelphia chromosome-positive chronic myelogenous leukemia (Ph+ CML), which is being developed in collaboration with Avillion	April 2018	—
dacomitinib	Application filed in the EU for the first-line treatment of patients with locally advanced or metastatic non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ	—	March 2018
Steglatro (ertugliflozin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • as monotherapy in patients for whom the use of metformin is considered inappropriate due to intolerance or contraindications; and • in addition to other medicinal products for the treatment of diabetes, which is being developed in collaboration with Merck	March 2018	—
Segluromet (ertugliflozin and metformin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • in patients not adequately controlled on their maximally tolerated dose of metformin alone; • in patients on their maximally tolerated doses of metformin in addition to other medicinal products for the treatment of diabetes; and • in patients already being treated with the combination of ertugliflozin and metformin as separate tablets, which is being developed in collaboration with Merck	March 2018	—
Steglujan (ertugliflozin and sitagliptin)	Approval in the EU as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus: • when metformin and/or a sulphonylurea (SU) and one of the monocomponents of Steglujan do not provide adequate glycaemic control; and • in patients already being treated with the combination of ertugliflozin and sitagliptin as separate tablets, which is being developed in collaboration with Merck	March 2018	—
PF-06439535(d)	Application filed in the EU for a potential biosimilar to Avastin® (bevacizumab)	—	March 2018
Xeljanz (tofacitinib)	Application filed in the EU for modified release 11mg tablet for rheumatoid arthritis	—	March 2018
lorlatinib (PF-06463922)	Application filed in the EU for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitors	—	February 2018
Besponsa (inotuzumab ozogamicin)	Approval in Japan for the treatment of relapsed or refractory CD 22- positive acute lymphoblastic leukemia	January 2018	—

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)	Rituxan® is a registered trademark of Biogen MA Inc.

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

(d)	Avastin® is a registered trademark of Genentech, Inc.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
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

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of platinum-resistant/refractory ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of ovarian cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/
gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis
Xtandi (enzalutamide)	Treatment of non-metastatic high risk hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Xtandi (enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Vyndaqel (tafamidis meglumine)	Adult symptomatic transthyretin cardiomyopathy (ex-Japan)

(a)
In February 2018, we and our partner Merck KGaA, Darmstadt, Germany, announced that the Bavencio Phase 3 trial in second-line NSCLC did not meet its pre-specified primary endpoint. We are continuing to further evaluate the detailed results.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
glasdegib (PF-0444913)	A smoothened inhibitor for the treatment of acute myeloid leukemia
lorlatinib (PF-06463922)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the first-line treatment of patients with ALK-positive advanced non-small cell lung cancer
fidanacogene elaparvovec (PF-06838435)	An investigational gene therapy for the treatment of hemophilia B
PF-04965842	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile colitis
PF-06410293(a)	A potential biosimilar to Humira® (adalimumab)
rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of vaso-occlusive crisis in hospitalized individuals with sickle cell disease, which was licensed from GlycoMimetics Inc.
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
talazoparib (MDV3800)	An oral PARP inhibitor for the treatment of metastatic castration-resistant prostate cancer
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.
Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategy––Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

The changes in expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in our operating results through February 2, 2017 and, therefore, operating results for the third quarter of 2017 do not reflect any contribution from HIS global operations, while the first nine months of 2017 reflect approximately one month of HIS domestic operations and approximately two months of HIS international operations. Our operating results for 2018 do not reflect any HIS global operations.
Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Cost of sales	$2,694	$2,844	(5)	$8,173	$7,972	3
As a percentage of Revenues	20.3%	21.6%		20.6%	20.5%
Cost of sales decreased 5% in the third quarter of 2018, compared to the same period in 2017, primarily due to:

•	the favorable impact of foreign exchange of $212 million and the favorable impact of hedging activity on intercompany inventory of $18 million;

•	lower volumes driven by the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., as well as generic competition in developed markets; and

•	the non-recurrence of $55 million in inventory losses, overhead costs, and incremental costs related to the period in 2017 during which our Puerto Rico plants were not operational due to hurricanes, partially offset by:

•	increased sales volumes for various key products within our product portfolio;

•	higher costs across the SIP portfolio, as a result of the complexity of high quality product manufacture across the legacy Hospira plants; and

•	an increase in royalty expenses based on the mix of products sold.
Cost of sales increased 3% in the first nine months of 2018, compared to the same period in 2017, primarily due to:

•	the unfavorable impact of foreign exchange of $157 million and the unfavorable impact of hedging activity on intercompany inventory of $114 million;

•	increased sales volumes for various key products within our product portfolio; and

•	an increase in royalty expenses based on the mix of products sold, partially offset by:

•	lower volumes driven by the SIP portfolio, primarily due to legacy Hospira product shortages in the U.S., as well as generic competition in developed markets;

•
the non-recurrence of $55 million in inventory losses, overhead costs, and incremental costs related to the period in 2017 during which our Puerto Rico plants were not operational due to hurricanes; and

•	the non-recurrence of charges related to a product recall that occurred in 2017.
The decrease in Cost of sales as a percentage of revenues in the third quarter of 2018 and the slight increase in Cost of sales as a percentage of revenues for the first nine months of 2018, compared to the same periods in 2017, was primarily due to all of the factors discussed above, as well as an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Selling, informational and administrative expenses	$3,494	$3,504	—	$10,448	$10,249	2
As a percentage of Revenues	26.3%	26.6%		26.3%	26.4%
SI&A expenses remained relatively flat in the third quarter of 2018, compared to the same period in 2017, primarily due to:

•	lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives;

•	lower general and administrative expenses;

•	lower healthcare reform expenses as a result of a true up of the prior year amount; and

•	the favorable impact of foreign exchange of $24 million,
largely offset by:

•	additional investment across several of our key products, primarily Xeljanz, Eucrisa, Eliquis and Prevnar 13/Prevenar 13 (pediatric indication); and

•	additional investments in China.
SI&A expenses increased 2% in the first nine months of 2018, compared to the same period in 2017, primarily due to:

•	additional investment across several of our key products, primarily Xeljanz, Eucrisa, Ibrance, Prevnar 13/Prevenar 13 (pediatric indication) and Eliquis;

•	the unfavorable impact of foreign exchange of $152 million;

•	a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, of $119 million, in the aggregate, in the first quarter of 2018; and

•	additional investments in China,
partially offset by:

•	lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives;

•	lower general and administrative expenses;

•	lower healthcare reform expenses as a result of a true up of the prior year amount; and

•	decreased investment in Enbrel due to loss of exclusivity across developed Europe.
Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Research and development expenses	$2,008	$1,865	8	$5,549	$5,367	3
As a percentage of Revenues	15.1%	14.2%		14.0%	13.8%
R&D expenses increased 8% in the third quarter and 3% the first nine months of 2018, compared to the same periods in 2017, due to:

•	increased costs associated with:

–	our Oncology portfolio, including costs associated with Bavencio studies;

–
our Phase 3 clinical trial related to our JAK1 inhibitor (which was initiated in December 2017), as well as, in the first nine months of 2018, our Phase 3 clinical trial related to the C. difficile vaccine program (which was initiated in March 2017);

•
an increase in the value of the portfolio performance share grants reflecting changes in the price of Pfizer’s common stock, as well as management’s assessment of the probability that the specified performance criteria will be achieved;

•the timing of milestone activity; and
•increased spend on our rare disease portfolio,
partially offset by:

•	decreased spending for biosimilars as several programs have reached completion;

•	lower costs due to the completion of certain tanezumab studies;

•	the phase out of the Lyrica clinical studies; and

•	the impact of our decision to end internal neuroscience discovery and early development efforts.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Amortization of intangible assets	$1,253	$1,177	6	$3,640	$3,571	2
As a percentage of Revenues	9.4%	8.9%		9.2%	9.2%
See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Restructuring charges—acquisition-related costs(a)	$24	$70	(66)	$5	$80	(94)
Restructuring credits—cost reduction initiatives(b)	(22)	(15)	54	(37)	(52)	(29)
Restructuring charges/(credits)	1	56	(98)	(32)	28	*
Transaction costs(c)	1	(14)	*	1	4	(59)
Integration costs(c)	82	73	13	202	235	(14)
Restructuring charges and certain acquisition-related costs	85	114	(26)	172	267	(36)
Net periodic benefit costs(d)	41	35	16	103	110	(7)
Additional depreciation—asset restructuring	12	39	(69)	43	74	(42)
Total implementation costs	48	57	(16)	130	150	(13)
Costs associated with acquisitions and cost-reduction/productivity initiatives(e)	$186	$245	(24)	$447	$601	(26)
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Restructuring charges––acquisition-related costs include employee termination costs, asset impairments and other exit costs associated with business combinations. Charges for the third quarter of 2018 were primarily due to accruals for exit costs and asset write downs related to our acquisition of Hospira, and charges for the first nine months of 2018 were primarily due to asset write downs related to our acquisition of Hospira, partially offset by the reversal of previously recorded accruals for employee termination costs related to our acquisition of Hospira. Restructuring charges for the third quarter and first nine months of 2017 were mainly related to our acquisitions of Hospira and Medivation.

(b)
Restructuring credits––cost reduction initiatives relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions. For the third quarter and first nine months of 2018 and 2017, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs.

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

In connection with our acquisition of Hospira in September 2015, we focused our efforts on achieving an appropriate cost structure for the combined company. We achieved our $1 billion of annual cost savings in connection with the Hospira acquisition, 25% more than our initial cost savings target of $800 million. The one-time costs to generate the savings are expected to be approximately $1 billion (not including costs of $215 million associated with the return of acquired IPR&D rights), and the majority of these costs were incurred within the three-year period post-acquisition.
New Cost-Reduction/Productivity Initiatives—2017 through 2019 Activities
As a result of the evaluation performed in connection with our decision in September 2016 to not pursue, at that time, splitting IH and EH into two separate publicly-traded companies, we identified new opportunities to potentially achieve greater optimization and efficiency to become more competitive in our business. Therefore, in early 2017, we initiated new enterprise-wide cost-reduction/productivity initiatives, which we expect to substantially complete by the end of 2019. These initiatives encompass all areas of our cost base and include further centralization of our corporate and platform functions and optimization of our manufacturing plant network to support IH and EH products and pipelines, as well as activities in other areas where opportunities are identified. The action plans related to these new initiatives are underway and, in order to achieve targeted savings of approximately $1.4 billion by 2020, we expect to incur total costs of approximately $1.2 billion over the three-year period, 2017-2019. Of this amount, we expect about 60% to be manufacturing operations related and we expect about 20% of the total charges will be non-cash. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. The expected cost savings in 2018 associated with these activities are reflected in our 2018 financial guidance.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Other (income)/deductions––net	$(414)	$79	*	$(1,143)	$65	*
* Calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Provision for taxes on income	$66	$727	(91)	$1,270	$2,287	(44)
Effective tax rate on continuing operations	1.6%	20.3%		9.9%	20.1%
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2018 and 2017 below.
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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 30, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,298	$—	$—	$—	$—	$13,298
Cost of sales	2,694	1	(3)	—	(19)	2,673
Selling, informational and administrative expenses	3,494	—	—	—	(23)	3,471
Research and development expenses	2,008	1	—	—	(11)	1,998
Amortization of intangible assets	1,253	(1,182)	—	—	—	71
Restructuring charges and certain acquisition-related costs	85	—	(107)	—	22	—
Other (income)/deductions––net	(414)	(130)	(2)	—	244	(302)
Income from continuing operations before provision for taxes on income	4,177	1,309	112	—	(213)	5,386
Provision for taxes on income(b)	66	263	21	—	367	716
Income from continuing operations	4,111	1,047	91	—	(580)	4,669
Discontinued operations––net of tax	11	—	—	(11)	—	—
Net income attributable to noncontrolling interests	8	—	—	—	—	8
Net income attributable to Pfizer Inc.	4,114	1,047	91	(11)	(580)	4,661
Earnings per common share attributable to Pfizer Inc.––diluted	0.69	0.17	0.02	—	(0.10)	0.78

	Nine Months Ended September 30, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$39,670	$—	$—	$—	$—	$39,670
Cost of sales	8,173	(2)	(9)	—	(77)	8,086
Selling, informational and administrative expenses	10,448	1	—	—	(185)	10,264
Research and development expenses	5,549	3	—	—	(26)	5,526
Amortization of intangible assets	3,640	(3,428)	—	—	—	212
Restructuring charges and certain acquisition-related costs	172	—	(209)	—	37	—
Other (income)/deductions––net	(1,143)	(238)	(4)	—	242	(1,143)
Income from continuing operations before provision for taxes on income	12,831	3,665	221	—	8	16,725
Provision for taxes on income(b)	1,270	735	40	—	500	2,544
Income from continuing operations	11,562	2,930	182	—	(492)	14,181
Discontinued operations––net of tax	10	—	—	(10)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	11,546	2,930	182	(10)	(492)	14,156
Earnings per common share attributable to Pfizer Inc.––diluted	1.92	0.49	0.03	—	(0.08)	2.36
See end of tables for notes (a) and (b).

	Three Months Ended October 1, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,168	$—	$—	$—	$—	$13,168
Cost of sales	2,844	(28)	(26)	—	(92)	2,696
Selling, informational and administrative expenses	3,504	—	—	—	(22)	3,482
Research and development expenses	1,865	1	—	—	(9)	1,857
Amortization of intangible assets	1,177	(1,120)	—	—	—	57
Restructuring charges and certain acquisition-related costs	114	—	(129)	—	15	—
Other (income)/deductions––net	79	(7)	—	—	(340)	(268)
Income from continuing operations before provision for taxes on income	3,585	1,154	155	—	449	5,343
Provision for taxes on income(b)	727	306	72	—	161	1,267
Income from continuing operations	2,858	848	83	—	288	4,077
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	18	—	—	—	—	18
Net income attributable to Pfizer Inc.	2,840	848	83	—	288	4,059
Earnings per common share attributable to Pfizer Inc.––diluted	0.47	0.14	0.01	—	0.05	0.67

	Nine Months Ended October 1, 2017
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$38,843	$—	$—	$—	$—	$38,843
Cost of sales	7,972	(45)	(38)	—	(168)	7,720
Selling, informational and administrative expenses	10,249	(15)	—	—	(67)	10,167
Research and development expenses	5,367	7	—	—	(26)	5,348
Amortization of intangible assets	3,571	(3,438)	—	—	—	133
Restructuring charges and certain acquisition-related costs	267	—	(319)	—	52	—
Other (income)/deductions––net	65	(35)	10	—	(588)	(547)
Income from continuing operations before provision for taxes on income	11,351	3,527	347	—	797	16,023
Provision for taxes on income(b)	2,287	990	137	—	263	3,677
Income from continuing operations	9,064	2,537	211	—	534	12,345
Discontinued operations––net of tax	1	—	—	(1)	—	—
Net income attributable to noncontrolling interests	32	—	—	—	—	32
Net income attributable to Pfizer Inc.	9,034	2,537	211	(1)	534	12,313
Earnings per common share attributable to Pfizer Inc.––diluted	1.49	0.42	0.03	—	0.09	2.03

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 13.3% in the third quarter of 2018, compared to 23.7% in the third quarter of 2017. The effective tax rate on Non-GAAP Adjusted income was 15.2% in the first nine months of 2018, compared to 22.9% in the first nine months of 2017. The decreases were primarily due to tax benefits associated with the December 2017 enactment of the TCJA, a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as an increase in benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,310	$1,126	$3,662	$3,482
Cost of sales	(1)	28	2	45
Total purchase accounting adjustments––pre-tax	1,309	1,154	3,665	3,527
Income taxes(b)	(263)	(306)	(735)	(990)
Total purchase accounting adjustments––net of tax	1,047	848	2,930	2,537
Acquisition-related costs
Restructuring charges(c)	24	70	5	80
Transaction costs(c)	1	(14)	1	4
Integration costs(c)	82	73	202	235
Net periodic benefit costs/(credits) other than service costs(d)	2	—	4	(10)
Additional depreciation––asset restructuring(e)	3	26	9	38
Total acquisition-related costs––pre-tax	112	155	221	347
Income taxes(f)	(21)	(72)	(40)	(137)
Total acquisition-related costs––net of tax	91	83	182	211
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(g)	(11)	—	(10)	(1)
Certain significant items
Restructuring credits––cost reduction initiatives(h)	(22)	(15)	(37)	(52)
Implementation costs and additional depreciation––asset restructuring(i)	57	69	164	185
Certain legal matters, net(j)	37	183	(70)	191
Adjustments to loss on sale of HIS net assets(j)	(2)	(12)	(1)	52
Certain asset impairments(j)	—	127	31	127
Business and legal entity alignment costs(j)	—	16	4	54
Other(k)	(282)	81	(84)	239
Total certain significant items––pre-tax	(213)	449	8	797
Income taxes(l)	(367)	(161)	(500)	(263)
Total certain significant items––net of tax	(580)	288	(492)	534
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$547	$1,219	$2,610	$3,280

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring charges include employee termination costs, asset impairments and other exit costs associated with business combinations. Restructuring charges for the three months ended September 30, 2018 were primarily due to accruals for exit costs and asset write downs related to our acquisition of Hospira, and charges for the nine months ended September 30, 2018 were primarily due to asset write downs related to our acquisition of Hospira, partially offset by the reversal of previously recorded accruals for employee termination costs related to our acquisition of Hospira. Restructuring charges for the third quarter and first nine months of 2017 were mainly related to our acquisitions of Hospira and Medivation. Transaction costs represent external costs for banking, legal, accounting and other similar services. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
Amounts for the three and nine months ended October 1, 2017 represent the net periodic benefit credits, excluding service costs, reclassified to Other (income)/deductions––net as a result of the retrospective adoption of a new accounting standard in the first quarter of 2018. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards. These credits included a net settlement gain, partially offset by accelerated amortization of actuarial losses and prior service costs upon the settlement of the remaining obligation associated with the Hospira U.S. qualified defined benefit pension plan.

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

(h)
Amounts relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related cost (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three and nine months ended September 30, 2018 and October 1, 2017, the credits are mostly related to the reversal of previously recorded accruals for employee termination costs.

(i)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended September 30, 2018, included in Cost of sales ($30 million), Selling, informational and administrative expenses ($17 million) and Research and development expenses ($9 million). For the three months ended October 1, 2017, included in Cost of sales ($38 million), Selling, informational and administrative expenses ($22 million) and Research and development expenses ($9 million). For the nine months ended September 30, 2018, included in Cost of sales ($91 million), Selling, informational and administrative expenses ($51 million) and Research and development expenses ($22 million). For the nine months ended October 1, 2017, included in Cost of sales ($113 million), Selling, informational and administrative expenses ($46 million) and Research and development expenses ($26 million).

(j)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(k)
For the three months ended September 30, 2018, primarily included in Cost of sales ($12 million income), Selling, informational and administrative expenses ($6 million) and Other (income)/deductions––net ($279 million income). For the nine months ended September 30, 2018, primarily included in Cost of sales ($14 million income), Selling, informational and administrative expenses ($134 million) and Other (income)/deductions––net ($206 million income). For the third quarter and first nine months of 2018, includes, among other things, a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system. The first nine months of 2018 also includes (i) a $119 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the legislation commonly referred to as the TCJA on us and (ii) a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic chimeric antigen receptor T cell therapy development program assets in connection with our contribution agreement entered into with Allogene (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures). For the three months ended October 1, 2017, included in Cost of sales ($54 million) and Other (income)/deductions––net ($26 million). For the nine months ended October 1, 2017, included in Cost of sales ($55 million), Selling, informational and administrative expenses ($21 million) and Other (income)/deductions––net ($163 million). For the third quarter and first nine months of 2017, includes $55 million in inventory losses, overhead costs related to the period in which our Puerto Rico plants were not operational, and incremental costs, all of which resulted from hurricanes in Puerto Rico and are included in Cost of sales. For the nine months ended October 1, 2017, also includes a net loss of $30 million related to the sale of our 40% ownership investment in Teuto, including the extinguishment of a put option for the then remaining 60% ownership interest, which is included in Other (income)/deductions––net.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The three months and nine months ended September 30, 2018 were favorably impacted by the December 2017 enactment of the TCJA, primarily related to certain tax initiatives, as well as favorable adjustments to the provisional estimate of the impact of the legislation. Given the significant changes resulting from and complexities associated with the TCJA, the estimated financial impacts recorded in 2017 remain provisional and are subject to further analysis, interpretation and clarification of the TCJA, which could result in further changes to these estimates in the fourth quarter of 2018. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the TCJA on deferred taxes, valuation allowances, state tax considerations, the repatriation tax liability, global intangible low-taxed income, and any remaining outside basis differences in our foreign subsidiaries during the fourth quarter of 2018, as we complete the remainder of our tax return filings and as any interpretations or clarifications of the TCJA occur through legislation or U.S. Treasury actions or other means.

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

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Third Quarter of 2018
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$8,471	$4,826	$—	$13,298	$—	$13,298
Cost of sales	981	1,413	279	2,673	21	2,694
% of revenue	11.6%	29.3%	*	20.1%	*	20.3%
Selling, informational and administrative expenses	1,695	663	1,114	3,471	23	3,494
Research and development expenses	695	225	1,078	1,998	10	2,008
Amortization of intangible assets	57	20	(6)	71	1,182	1,253
Restructuring charges and certain acquisition-related costs	—	—	—	—	85	85
Other (income)/deductions––net	(345)	(22)	65	(302)	(112)	(414)
Income/(loss) from continuing operations before provision for taxes on income	$5,388	$2,527	$(2,530)	$5,386	$(1,208)	$4,177

	Nine Months Ended September 30, 2018
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$24,573	$15,097	$—	$39,670	$—	$39,670
Cost of sales	3,049	4,442	595	8,086	87	8,173
% of revenue	12.4%	29.4%	*	20.4%	*	20.6%
Selling, informational and administrative expenses	4,967	1,909	3,388	10,264	183	10,448
Research and development expenses	1,882	683	2,961	5,526	23	5,549
Amortization of intangible assets	165	47	—	212	3,428	3,640
Restructuring charges and certain acquisition-related costs	—	—	—	—	172	172
Other (income)/deductions––net	(909)	(117)	(117)	(1,143)	—	(1,143)
Income/(loss) from continuing operations before provision for taxes on income	$15,419	$8,133	$(6,827)	$16,725	$(3,894)	$12,831

	Third Quarter of 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$8,118	$5,050	$—	$13,168	$—	$13,168
Cost of sales	1,082	1,448	167	2,696	147	2,844
% of revenue	13.3%	28.7%	*	20.5%	*	21.6%
Selling, informational and administrative expenses	1,619	693	1,171	3,482	22	3,504
Research and development expenses	634	250	973	1,857	8	1,865
Amortization of intangible assets	40	17	—	57	1,120	1,177
Restructuring charges and certain acquisition-related costs	—	—	—	—	114	114
Other (income)/deductions––net	(256)	(158)	147	(268)	347	79
Income/(loss) from continuing operations before provision for taxes on income	$5,000	$2,801	$(2,457)	$5,343	$(1,759)	$3,585
See end of tables for notes (a) through (d).

	Nine Months Ended October 1, 2017
(MILLIONS OF DOLLARS)	Innovative Health (IH)(a)	Essential Health (EH)(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$23,204	$15,639	$—	$38,843	$—	$38,843
Cost of sales	2,912	4,319	489	7,720	252	7,972
% of revenue	12.6%	27.6%	*	19.9%	*	20.5%
Selling, informational and administrative expenses	4,598	2,103	3,467	10,167	82	10,249
Research and development expenses	1,694	760	2,894	5,348	20	5,367
Amortization of intangible assets	90	43	—	133	3,438	3,571
Restructuring charges and certain acquisition-related costs	—	—	—	—	267	267
Other (income)/deductions––net	(623)	(258)	334	(547)	613	65
Income/(loss) from continuing operations before provision for taxes on income	$14,534	$8,672	$(7,183)	$16,023	$(4,671)	$11,351

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)	Amounts represent the revenues and costs managed by each of our operating segments. The expenses generally include only those costs directly attributable to the operating segment.
The following organizational change impacted our operating segments in 2018:
Effective in the first quarter of 2018, certain costs for Pfizer’s StratCO group, which were previously reported in the operating results of our operating segments and Corporate, are reported in Other Unallocated. StratCO costs primarily include headcount costs, vendor costs and data costs largely in support of Pfizer’s commercial operations. The majority of the StratCO costs reflect additional amounts that our operating segments would have incurred had each segment operated as a standalone company during the periods presented. The reporting change was made to streamline accountability and speed decision making. In the third quarter of 2017, we reclassified approximately $125 million of costs from IH, approximately $36 million of costs from EH and approximately $19 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first nine months of 2017, we reclassified approximately $344 million of costs from IH, approximately $114 million of costs from EH and approximately $40 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

(b)	Other comprises the costs included in our Adjusted income components (see footnote (c) below) that are managed outside of our two operating segments and includes the following:

	Third Quarter of 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	21	258	279
Selling, informational and administrative expenses	—	—	950	164	1,114
Research and development expenses	550	193	318	16	1,078
Amortization of intangible assets	—	—	—	(6)	(6)
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(6)	(1)	47	26	65
Loss from continuing operations before provision for taxes on income	$(543)	$(192)	$(1,337)	$(457)	$(2,530)

	Nine Months Ended September 30, 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	149	446	595
Selling, informational and administrative expenses	—	—	2,881	507	3,388
Research and development expenses	1,664	579	672	46	2,961
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(110)	(4)	(69)	65	(117)
Loss from continuing operations before provision for taxes on income	$(1,554)	$(575)	$(3,633)	$(1,064)	$(6,827)

	Third Quarter of 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	27	139	167
Selling, informational and administrative expenses	—	—	980	191	1,171
Research and development expenses	570	195	189	20	973
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(4)	(1)	167	(15)	147
Loss from continuing operations before provision for taxes on income	$(566)	$(193)	$(1,363)	$(335)	$(2,457)

	Nine Months Ended October 1, 2017
	Other Business Activities
(MILLIONS OF DOLLARS)	WRD(i)	GPD(ii)	Corporate(iii)	Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	(4)	493	489
Selling, informational and administrative expenses	—	(1)	2,965	502	3,467
Research and development expenses	1,680	565	609	39	2,894
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(36)	(4)	338	36	334
Loss from continuing operations before provision for taxes on income	$(1,644)	$(561)	$(3,908)	$(1,070)	$(7,183)

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

We recognized a $14 million loss in the third quarter of 2018 and a $47 million gain in the first nine months of 2018 as an offset to Cost of sales primarily related to euro-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. We recognized a $4 million loss in the third quarter of 2017 and a $67 million gain in the first nine months of 2017 as a reduction to Cost of sales related to euro, Japanese yen and U.K. pound-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7F. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(iv)
Other Unallocated—other unallocated costs, representing overhead expenses associated with our manufacturing and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs (which include manufacturing variances associated with production). In connection with the StratCO reporting change, in the third quarter of 2017, we reclassified approximately $125 million of costs from IH, approximately $36 million of costs from EH and approximately $19 million of costs from Corporate to Other unallocated costs to conform to the current period presentation. In the first nine months of 2017, we reclassified approximately $344 million of costs from IH, approximately $114 million of costs from EH and approximately $40 million of costs from Corporate to Other unallocated costs to conform to the current period presentation.

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

For information purposes only, for the first nine months of 2018, we estimate that Other costs, as described above, for combined WRD and GPD costs of $2.1 billion, and combined Corporate and Other Unallocated costs of $4.4 billion after excluding (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $730 million for the first nine months of 2018 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $442 million for the first nine months of 2018 in Other (income)/deductions––net), are generally associated with our operating segments, as follows:

	Nine Months Ended September 30, 2018
		Estimated Other Costs Associated with IH(ii)
(MILLIONS OF DOLLARS)	Innovative Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Innovative Health with Estimated Other Costs Associated with Innovative Health Non-GAAP Adjusted(ii), (iii)
Revenues	$24,573	$—	$—	$24,573
Cost of sales	3,049	—	81	3,130
Selling, informational and administrative expenses	4,967	—	1,918	6,886
Research and development expenses	1,882	2,219	658	4,760
Amortization of intangible assets	165	—	(4)	161
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(909)	(113)	(213)	(1,235)
Income from continuing operations before provision for taxes on income	15,419	(2,106)	(2,441)	10,872

	Nine Months Ended September 30, 2018
		Estimated Other Costs Associated with EH(ii)
(MILLIONS OF DOLLARS)	Essential Health Non-GAAP Adjusted(i), (iii)	Estimated WRD/GPD(ii)	Estimated Corporate/Other Unallocated(ii)	Essential Health with Estimated Other Costs Associated with Essential Health Non-GAAP Adjusted(ii), (iii)
Revenues	$15,097	$—	$—	$15,097
Cost of sales	4,442	—	514	4,956
Selling, informational and administrative expenses	1,909	—	1,469	3,379
Research and development expenses	683	24	60	767
Amortization of intangible assets	47	—	4	51
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(117)	—	(78)	(195)
Income from continuing operations before provision for taxes on income	8,133	(24)	(1,969)	6,141

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

Third Quarter of 2018 vs. Third Quarter of 2017
Innovative Health Operating Segment
Revenues
IH Revenues increased $353 million, or 4%, to $8.5 billion, reflecting an operational increase of $426 million, or 5%, partially offset by the unfavorable impact of foreign exchange of $73 million, or 1%.
The following provides an analysis of the increase in IH worldwide Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the three months ended October 1, 2017	$8,118

Operational growth/(decline):
Continued growth from certain key brands(a)	660
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	52
Negative impact of the loss of exclusivity of Viagra in the U.S. in December 2017 and the resulting shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018	(206)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(65)
Other operational factors, net	(15)
Operational growth, net	426

Unfavorable impact of foreign exchange	(73)
IH Revenues increase	353
IH Revenues, for the three months ended September 30, 2018	$8,471

(a)
Certain key brands represent Eliquis, Ibrance, Prevnar 13/Prevenar 13, Xeljanz and Xtandi. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total IH revenues from emerging markets increased $78 million, or 7%, to $1.2 billion from $1.1 billion, reflecting 14% operational growth. Foreign exchange had an unfavorable impact of 7% on total IH revenues from emerging markets.
Costs and Expenses

•	Cost of sales as a percentage of Revenues decreased 1.7 percentage points, primarily driven by the favorable impact of foreign exchange.

•
The decrease in Cost of sales of 9% was primarily driven by the favorable impact of foreign exchange, partially offset by an increase in sales volumes for various key products within our product portfolio and an increase in royalty expenses based on the mix of products sold.

•
The increase in Selling, informational and administrative expenses of 5% was primarily driven by additional investment across several of our key products, primarily Xeljanz, Eucrisa, Eliquis and Prevnar 13/Prevenar 13 (pediatric indication), partially offset by lower healthcare reform expenses as a result of a true up of a prior year amount, and the favorable impact of foreign exchange.

•	The increase in Research and development expenses of 10% primarily reflects:

◦	increased costs for our rare disease portfolio;

◦	increased costs associated with our Phase 3 clinical trial related to our JAK1 inhibitor (which was initiated in December 2017); and

◦	increased costs across the Oncology portfolio, including costs associated with Bavencio studies, partially offset by:

◦	lower costs due to the completion of certain tanezumab studies.

•	The favorable change in Other (income)/deductions––net primarily reflects:

◦	a $36 million increase in dividend income from our investment in ViiV;

◦	a $33 million increase in income from collaborations, out-licensing arrangements and sales of compound/product rights; and

◦	a $14 million increase in Xtandi royalty income.

Essential Health Operating Segment
Revenues
EH Revenues decreased $223 million, or 4%, to $4.8 billion, reflecting an operational decrease of $183 million, or 4%, and the unfavorable impact of foreign exchange of $40 million, or 1%.
The following provides an analysis of the decrease in EH worldwide Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the three months ended October 1, 2017	$5,050

Operational growth/(decline):
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH), primarily due to expected declines in Lyrica in developed Europe	(125)
Decline in the LEP portfolio primarily driven by lower revenues in developed markets	(121)
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(28)
Positive impact of Viagra, mostly driven by the shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018 (due to the loss of exclusivity of Viagra in the U.S. in December 2017), partially offset by lower revenues in emerging markets and developed Europe markets (previously reported in EH)	37
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	56
Other operational factors, net	(2)
Operational decline, net	(183)

Unfavorable impact of foreign exchange	(40)
EH Revenues decrease	(223)
EH Revenues, for the three months ended September 30, 2018	$4,826
Total EH revenues from emerging markets increased $149 million, or 9%, to $1.9 billion from $1.7 billion, reflecting 11% operational growth, primarily driven by 11% operational growth from the LEP portfolio and 14% operational growth from the SIP portfolio, partially offset by a 2% operational decline from the Peri-LOE Products portfolio. Foreign exchange had an unfavorable impact of 3% on total EH revenues from emerging markets.
Costs and Expenses

•	Cost of sales as a percentage of Revenues increased 0.6 percentage points, primarily due to:

◦	higher sales volumes of Inflectra in the U.S. and developed Europe, which carry higher product costs; and

◦	lower sales volumes and margins as a result of product losses of exclusivity and generic competition in developed markets, partially offset by:

◦	the favorable impact of foreign exchange; and

◦	lower sales volumes in the SIP portfolio, which carries a higher cost to produce, in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.

•	The decrease in Cost of sales of 2% was primarily due to:

◦	the favorable impact of foreign exchange; and

◦	lower sales volumes driven by product losses of exclusivity and generic competition in developed markets, partially offset by:
◦higher sales volumes of Inflectra in the U.S. and developed Europe, which carry higher product costs; and

◦	higher costs across the SIP portfolio, as a result of the complexity of high quality product manufacturing across the legacy Hospira plants.

•
Selling, informational and administrative expenses decreased 4% mainly due to lower general and administrative expenses, as well as lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and the favorable impact of foreign exchange, partially offset by additional investments in China.

•	Research and development expenses decreased 10% primarily due to decreased spending for biosimilars as several programs have reached completion.

•
The unfavorable change in Other (income)/deductions––net primarily reflects the non-recurrence of income from resolution of a contract disagreement, the unfavorable impact of foreign exchange and the non-recurrence of a gain on the redemption of an acquired bond in 2017, partially offset by an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights.

First Nine Months of 2018 vs. First Nine Months of 2017
Innovative Health Operating Segment
Revenues
IH Revenues increased $1.4 billion, or 6%, to $24.6 billion, reflecting an operational increase of $1.0 billion, or 4%, and the favorable impact of foreign exchange of $342 million, or 2%.
The following provides an analysis of the increase in IH worldwide Revenues:

(MILLIONS OF DOLLARS)
IH Revenues, for the nine months ended October 1, 2017	$23,204

Operational growth/(decline):
Continued growth from certain key brands(a)	1,835
Growth from recently launched products, including Eucrisa in the U.S., as well as Besponsa and Bavencio, primarily in the U.S. and developed Europe	172
Negative impact of the loss of exclusivity of Viagra in the U.S. in December 2017 and the resulting shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018	(711)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(279)
Other operational factors, net	11
Operational growth, net	1,028

Favorable impact of foreign exchange	342
IH Revenues increase	1,370
IH Revenues, for the nine months ended September 30, 2018	$24,573

(a)
Certain key brands represent Eliquis, Ibrance, Xeljanz, Prevnar 13/Prevenar 13, Xtandi and Chantix/Champix. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total IH revenues from emerging markets increased $456 million, or 15%, to $3.6 billion from $3.1 billion, reflecting a 16% operational increase. Foreign exchange had an unfavorable impact of 1% on Total IH revenues from emerging markets.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 0.1 percentage points, primarily driven by the favorable impact of foreign exchange, partially offset by an unfavorable change in product mix. The unfavorable product mix, which includes the unfavorable impact of the reclassification of Viagra IH to EH in 2018, is partially offset by an increase in alliance revenues, which have no associated cost of sales.

•
The increase in Cost of sales of 5% was primarily driven by an increase in sales volumes for various key products within our product portfolio, and an increase in royalty expenses based on the mix of products sold, partially offset by the favorable impact of foreign exchange.

•
The increase in Selling, informational and administrative expenses of 8% was primarily driven by additional investment across several of our key products, primarily Xeljanz, Eucrisa, Ibrance, Prevnar 13/Prevenar 13 (pediatric indication) and Eliquis, partially offset by lower healthcare reform expenses as a result of a true up of a prior year amount and decreased investment in Enbrel due to loss of exclusivity across developed Europe.

•	The increase in Research and development expenses of 11% primarily reflects:

◦
increased costs associated with our Phase 3 clinical trials related to our JAK1 inhibitor (which was initiated in December 2017) and the C. difficile vaccine program (which was initiated in March 2017);

◦	increased costs across the Oncology portfolio, including costs associated with Bavencio studies; and

◦	increased costs for our rare disease portfolio,
partially offset by:

◦	lower costs due to the completion of certain clinical studies, including tanezumab and Lyrica.

•	The favorable change in Other (income)/deductions––net primarily reflects:

◦	a $188 million increase in income from collaborations, out-licensing arrangements and sales of compound/product rights;

◦	a $45 million increase in Xtandi royalty income; and

◦	a $14 million increase in dividend income from our investment in ViiV.

Essential Health Operating Segment
Revenues
EH Revenues decreased $542 million, or 3%, to $15.1 billion, reflecting an operational decrease of $894 million, or 6%, partially offset by the favorable impact of foreign exchange of $352 million, or 2%.
The following provides an analysis of the decrease in EH worldwide Revenues:

(MILLIONS OF DOLLARS)
EH Revenues, for the nine months ended October 1, 2017	$15,639

Operational growth/(decline):
Decline from the Peri-LOE Products portfolio, driven by lower revenues in developed markets (excluding Viagra EH), primarily due to expected declines in Lyrica in developed Europe and Pristiq in the U.S. due to generic competition	(463)
Decline from the SIP portfolio, driven by lower revenues in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.	(419)
Decline in the LEP portfolio primarily driven by lower revenues in developed markets	(314)
Impact on financial results for the sale of HIS in February 2017. The first nine months of 2018 do not reflect any contribution from HIS global operations, compared to approximately one month of HIS domestic operations and approximately two months of HIS international operations in the same period in 2017	(97)
Positive impact of Viagra, mostly driven by the shift in the reporting of U.S. and Canada Viagra revenues from IH to EH at the beginning of 2018 (due to the loss of exclusivity of Viagra in the U.S. in December 2017), partially offset by lower revenues in developed Europe markets (previously reported in EH)	216
Growth from Biosimilars, primarily from Inflectra in certain channels in the U.S., as well as in developed Europe	165
Other operational factors, net	19
Operational decline, net	(894)

Favorable impact of foreign exchange	352
EH Revenues decrease	(542)
EH Revenues, for the nine months ended September 30, 2018	$15,097
Total EH revenues from emerging markets increased $680 million, or 13%, to $5.8 billion from $5.1 billion, primarily driven by 11% operational growth from the LEP portfolio and 13% operational growth from the SIP portfolio, partially offset by a 2% operational decline from the Peri-LOE Products portfolio. Foreign exchange had a favorable impact of 2% on total EH revenues from emerging markets.
Costs and Expenses
The changes in EH expenses below reflect, among other things, the favorable impact of the February 2017 sale of HIS. The operating results of HIS are included in EH’s operating results through February 2, 2017 and, therefore, operating results for EH for the first nine months of 2017 include approximately one month of HIS domestic operations and approximately two months of HIS international operations. Operating results for EH for the first nine months of 2018 do not reflect any contribution from HIS global operations.

•	Cost of sales as a percentage of Revenues increased 1.8 percentage points, primarily due to:

◦	higher sales volume of Inflectra in the U.S. and developed Europe, and higher Pfizer CentreOne sales volumes, both of which carry higher product costs;

◦	lower sales volumes and margins as a result of product losses of exclusivity and generic competition in developed markets; and

◦	the unfavorable impact of foreign exchange,
partially offset by:

◦	lower sales volumes in the SIP portfolio, which carries a higher cost to produce, in developed markets, primarily due to continued legacy Hospira product shortages in the U.S.; and

◦	the non-recurrence of charges related to a product recall that occurred in 2017.

•	The increase in Cost of sales of 3% was primarily due to:

◦	higher sales volumes of Inflectra in the U.S. and developed Europe, and higher Pfizer CentreOne sales volumes, both of which carry higher product costs; and

◦	the unfavorable impact of foreign exchange,
partially offset by:

◦	lower sales volumes driven by product losses of exclusivity and generic competition in developed markets; and

◦	the non-recurrence of charges related to a product recall that occurred in 2017.

•
Selling, informational and administrative expenses decreased 9% mainly due to lower advertising, promotional and field force expenses, reflecting the benefits of cost-reduction and productivity initiatives, and lower general and administrative expenses, partially offset by additional investments in China and the unfavorable impact of foreign exchange.

•	Research and development expenses decreased 10%, primarily due to decreased spending for biosimilars as several programs have reached completion.

•
The unfavorable change in Other (income)/deductions––net primarily reflects the non-recurrence of income from resolution of a contract disagreement, the non-recurrence of a gain on the redemption of an acquired bond in 2017 and the unfavorable impact of foreign exchange, partially offset by an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and first nine months of 2018 reflect the following:

•
For Foreign currency translation adjustments, net, the third quarter of 2018 primarily reflects the strengthening of the U.S. dollar against the Chinese renminbi, U.K. pound and Australian dollar, and for the first nine months of 2018, primarily reflects the strengthening of the U.S. dollar against the U.K. pound, Turkish lira and Brazilian real, partially offset by the weakening of the U.S. dollar against the Japanese yen.

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

•
For Benefit plans: actuarial gains/(losses), net, the third quarter of 2018 primarily reflects (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income, (ii) the favorable impact of foreign exchange, (iii) settlement activity and (iv) an $8 million reduction in the plan liability due to an interim re-measurement. For the first nine months of 2018, primarily reflects (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income, (ii) a $92 million reduction in the plan liability due to an interim re-measurement, (iii) settlement activity and (iv) the favorable impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service costs and other, net, the third quarter and the first nine months of 2018 reflect the reclassification into income of amounts related to (i) amortization of changes in prior service costs and credits previously recognized in Other comprehensive income and (ii) curtailment activity. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Tax provision/(benefit) on other comprehensive income/(loss), the first nine months of 2018 reflect the reclassification of the stranded tax amounts related to the TCJA from AOCI to Retained earnings, which was recorded in the first quarter of 2018. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies––Adoption of New Accounting Standards and Notes to Condensed Consolidated Financial Statements—Note 5D.Tax Matters: Tax Provision/(Benefit) on Other Comprehensive Income/(Loss).

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

The changes in our asset and liability accounts as of September 30, 2018, compared to December 31, 2017, generally reflect, among other things, fluctuations in foreign currency exchange rates, as well as the impact of the adoption of new accounting standards in the first quarter of 2018. The following explanations exclude the impact of foreign exchange and the impact of the adoption of new accounting standards in the first quarter of 2018 (see Notes to Condensed Consolidated Financial Statements—

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

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period, partially offset by an intangible asset recorded in connection with the EU approval of Mylotarg (see Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets).

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

◦	payables related to derivative financial instruments,
partially offset by increases related to:

◦	payments and accruals in the normal course of business; and

◦	reclassifications from noncurrent liabilities.

•	For Pension benefit obligations, net, the decrease primarily reflects a voluntary pension contribution, direct employer benefit payments, and an interim re-measurement in a U.S. non-qualified plan.

•	For Other noncurrent liabilities, the change reflects an increase in liabilities associated with:

◦	an increase in payables, associated with derivative financial instruments;

◦
an increase in liabilities associated with the sale-leaseback of our New York headquarters (see Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information); and

◦	a change in the fair value of contingent consideration (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net),
partially offset by:

◦	reclassifications to current liabilities.

•
For Treasury stock, the change reflects $4.0 billion paid to Citibank in March 2018 pursuant to the terms of an accelerated share repurchase agreement as well as open market share repurchases. See Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018	October 1, 2017	% Change
Cash provided by/(used in):
Operating activities	$11,089	$9,713	14
Investing activities	5,289	19	*
Financing activities	(14,034)	(9,607)	46
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(116)	67	*
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$2,227	$193	*
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
Operating Activities

Our net cash provided by operating activities was $11.1 billion in the first nine months of 2018, compared to $9.7 billion in the same period in 2017. The increase in net cash provided by operating activities reflects an increase in net cash generated from net income. The net cash generated reflects the timing of receipts from customers and payments to vendors in the ordinary course of business.
In the first nine months of 2018, the change in the line item Other adjustments, net primarily reflects, among other items:

•
unrealized net gains on equity securities resulting from the adoption of a new accounting standard on January 1, 2018 related to financial assets and liabilities (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards);

•
a non-cash gain associated with our transaction with Bain Capital to create a new biopharmaceutical company to continue development of a portfolio of clinical and preclinical stage neuroscience assets (see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures); and

•
a non-cash gain on the contribution of Pfizer’s allogeneic CAR T developmental program assets, in connection with our contribution agreement with Allogene (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Divestitures),

partially offset by:

•	net losses on foreign exchange contracts hedging a portion of our forecasted intercompany inventory sales (that fixes the cost of inventory sold later to customers); and

•	a decrease in gains on the sale of property, plant and equipment.
In the first nine months of 2018 and 2017, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and noncurrent liabilities.
For additional information about changes in other assets and liabilities account balances, see the “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.
Investing Activities
Our net cash provided by investing activities was $5.3 billion in the first nine months of 2018, compared to net cash provided by investing activities of $19 million in the same period in 2017. The increase in net cash provided by investing activities was primarily attributable to:

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

Acquisition, Divestitures, Licensing Arrangements, Collaborative Arrangements and Privately Held Investment: Acquisition).
Financing Activities
Our net cash used in financing activities was $14.0 billion in the first nine months of 2018, compared to $9.6 billion in the same period in 2017. The increase in net cash used in financing activities was primarily attributable to:

•	$3.2 billion less proceeds raised from short-term borrowings in the first nine months of 2018, compared to the first nine months of 2017; and

•	higher purchases of common stock of $2.2 billion,
partially offset by:

•	lower repayments on long-term debt of $1.4 billion.
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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	September 30, 2018	December 31, 2017
Selected financial assets:
Cash and cash equivalents(a)	$3,559	$1,342
Short-term investments(a)	13,680	18,650
Long-term investments(a)	6,444	7,015
	23,684	27,007
Debt:
Short-term borrowings, including current portion of long-term debt	7,385	9,953
Long-term debt	33,652	33,538
	41,037	43,491
Selected net financial liabilities(b)	$(17,353)	$(16,484)

Working capital(c)	$12,569	$10,714
Ratio of current assets to current liabilities	1.43:1	1.35:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$12.21	$11.93

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities was primarily driven by the decrease in short-term investments used for cash needs, partially offset by the repayment of debt. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. Both Moody’s and S&P rating agencies maintained our strong investment-grade corporate debt rating subsequent to the acquisitions of Medivation and Anacor. For additional information, see the “Credit Ratings” section of this MD&A.

(c)	The increase in working capital was primarily due to:

•	the timing of accruals, cash receipts and payments in the ordinary course of business;

•	a decrease in short-term borrowings as a result of repayments of commercial paper; and

•
an increase in inventory related to increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, network strategy and new product launches, partially offset by:

•
a decrease in Short-term investments mainly driven by the financing requirements for share repurchase activities, dividend payments, capital expenditures and debt repayment, partially offset by operating cash flow generation, cash from employee stock option exercises and reclassification of long-term to short-term investments;

•
an increase in income taxes payable related to the timing of accruals in certain major markets in the ordinary course of business and the reclassification of the first federal installment of transition tax previously recorded in noncurrent liabilities; and

•	the net impact of foreign currency exchange.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

On September 7, 2018, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes (see Notes to Consolidated Financial Statements––Note 7D.Financial Instruments: Long-Term Debt).

On October 6, 2016, we announced that we entered into a definitive agreement under which ICU Medical agreed to acquire all of our global infusion systems net assets, HIS. The revised transaction closed on February 3, 2017. At closing, we received 3.2 million newly issued shares of ICU Medical common stock (as originally agreed). In August 2018, we sold 700,000 shares of ICU Medical common stock. We continue to hold 2.5 million shares of ICU Medical common stock. The lock-up period under the shareholder agreement that we entered into with ICU Medical in connection with these shares expired on August 3, 2018 and the shares are registrable upon our request subject to the terms thereof. Given that the shares were received in connection with our divestiture of the HIS business, and that our business model is generally not to invest in equities, we are evaluating our options to monetize the shares subject to market conditions and other relevant factors.

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and the “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

Domestic and International Selected Financial Assets

Many of our operations are conducted outside the U.S., and significant portions of our selected financial assets are held internationally. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Given the recent changes in tax law under the TCJA, which includes transitioning U.S. international taxation from a worldwide tax system to a territorial tax system, in the fourth quarter of 2017, we recorded an estimated repatriation tax on deemed repatriated accumulated post-1986 earnings of foreign subsidiaries for which we plan to elect payment over eight years through 2026. These changes will also allow us to more easily access our selected financial assets globally. As a result of the enactment of the TCJA, in 2018 we repatriated the majority of our cash we held internationally as of year-end 2017.
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

Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of September 30, 2018, we had access to $7.6 billion of lines of credit, of which $571 million expire within one year. Of these lines of credit, $7.6 billion were unused, of which our lenders have committed to loan us $7.1 billion at our request, primarily under our revolving credit facility expiring in 2022, and may be used to support our commercial paper borrowings.

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

We used the Venezuelan bolivar soberano rate of 60.27 as our best estimate to revalue our Venezuelan bolivar denominated net monetary assets. The current DICOM rate is about 64.89. Future actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. We have in Venezuela a few net monetary assets and $46 million of non-monetary assets, and $11 million of deferred foreign exchange losses reported in the balance sheet in Accumulated other comprehensive loss––Foreign currency translation adjustments at August 26, 2018, our international quarter-end.
Global Economic Conditions––Argentina Operations
Our Argentina operations function in a hyperinflationary economy. The impact to Pfizer is not considered material.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2018, the estimated fair value of our indemnity obligations was not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

Our December 2015 $11 billion share repurchase program was exhausted in the third quarter of 2018.
In December 2017, the Board of Directors authorized an additional $10 billion share repurchase program, and share repurchases commenced thereunder in the third quarter of 2018 (the 2017 program).
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

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended		Nine Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	September 30, 2018(a)	October 1, 2017	September 30, 2018(a)	October 1, 2017(b)
Shares of common stock purchased	47	—	192	150
Cost of purchase	$1.1	$—	$7.2	$5.0

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

At September 30, 2018, our remaining share-purchase authorization under the 2017 program was approximately $9.2 billion.

Dividends on Common Stock

In September 2018, our Board of Directors declared a dividend of $0.34 per share, payable on December 3, 2018, to shareholders of record at the close of business on November 9, 2018.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of September 30, 2018
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
January 1, 2019. Earlier application is permitted.
We have made substantial progress in completing our review of the impact of this new guidance. We anticipate recognition of approximately $2 billion of additional assets and corresponding liabilities on our balance sheet. We have also assessed the potential impact of embedded leases on our consolidated financial statements, given our manufacturing outsourcing, service arrangements and other agreements. In connection with this guidance we are currently designing new global processes and technological solutions to provide the appropriate financial accounting and disclosure data. We continue to monitor changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our conclusions.

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
In August 2018, the FASB issued new guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. The new guidance aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance can be adopted either prospectively or retrospectively.
	January 1, 2020. Earlier application is permitted.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
In November 2018, the FASB issued new guidance clarifying the interaction between the accounting guidance for collaboration agreements and revenue from contracts with customers.	January 1, 2020. Earlier application is permitted	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, performance, timing of exclusivity and potential benefits of Pfizer’s products and product candidates, strategic reviews, capital allocation, business-development plans, the benefits expected from our plans to organize our commercial operations into three businesses effective at the beginning of the company's 2019 fiscal year, our acquisitions and other business development activities, our ability to successfully capitalize on growth opportunities, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, the disposition of the HIS net assets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, our plans to organize our company into three businesses effective at the beginning of our 2019 fiscal year and our expectations regarding growth set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of this MD&A, the anticipated timeframe for any decision regarding strategic alternatives for Pfizer Consumer Healthcare set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business” and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, the financial guidance set forth in the “Our Financial Guidance for 2018” section of this MD&A, the anticipated costs and cost savings, including from our acquisition of Hospira and our cost-reduction/productivity initiatives set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions and the contributions that we expect to make from our general assets to our pension and postretirement plans during 2018 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the success of external business-development activities, including the ability to identify and execute on potential business development opportunities, the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all, the ability to realize the anticipated benefits of any such transactions, and the potential need to obtain additional equity or debt financing to pursue these opportunities which could result in increased leverage and impact our credit ratings;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, including our plans to organize our commercial operations into three businesses effective at the beginning of the company’s 2019 fiscal year, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption;

•	the impact of product recalls, withdrawals and other unusual items;

•	the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

•	risks related to internal control over financial reporting;

•
risks and uncertainties related to our acquisitions of Hospira, Anacor, Medivation and AstraZeneca’s small molecule anti-infectives business, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that expected accretion related to the acquisitions of Hospira, Anacor and Medivation will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for Xtandi; significant transaction costs; and unknown liabilities; and

•
risks and uncertainties related to our evaluation of strategic alternatives for our Consumer Healthcare business, including, among other things, the ability to realize the anticipated benefits of any strategic alternatives we may pursue for our Consumer Healthcare business; the potential for disruption to our business and diversion of management’s attention from other aspects of our business; the possibility that such strategic alternatives will not be completed on terms that are advantageous to Pfizer; the possibility that we may be unable to realize a higher value for Pfizer Consumer Healthcare through strategic alternatives; and unknown liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2018:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a)(b)	Average Price Paid per Share(a)(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 2, 2018 through July 29, 2018	7,765	$36.43	—	$10,292,715,228
July 30, 2018 through August 26, 2018	10,626	$40.45	—	$10,292,715,228
August 27, 2018 through September 30, 2018	46,671,505	$40.36	46,652,993	$9,187,715,502
Total	46,689,896	$40.36	46,652,993

(a)
Our December 2015 $11 billion share repurchase program was exhausted in the third quarter of 2018. In December 2017, the Board of Directors authorized an additional $10 billion share repurchase program, and share repurchases commenced thereunder in the third quarter of 2018 (the 2017 program). On March 12, 2018, we entered into an accelerated share repurchase agreement with Citibank to repurchase $4.0 billion of our common stock and on September 5, 2018, the accelerated share repurchase agreement with Citibank was completed. For additional information, see the Notes to Condensed Consolidated Financial Statements––Note 12. Contingencies and Certain Commitments. At September 30, 2018, our remaining share-purchase authorization under the 2017 program was approximately $9.2 billion.

(b)
In addition to the amounts purchased under our share repurchase program, including amounts purchased under the accelerated share repurchase agreement with Citibank, these columns represent (i) 32,041 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 4,862 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Amendment No. 3 to the Pfizer Supplemental Savings Plan.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF		XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation Linkbase XBRL Taxonomy Extension Label Linkbase XBRL Taxonomy Extension Presentation Linkbase XBRL Taxonomy Extension Definition Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	November 8, 2018	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)