Form 10-Q
period 2019-03-31
PFIZER INC
filed 2019-05-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____	NO X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.05 par value	PFE	New York Stock Exchange
0.000% Notes due 2020	PFE20A	New York Stock Exchange
0.250% Notes due 2022	PFE22	New York Stock Exchange
1.000% Notes due 2027	PFE27	New York Stock Exchange

At May 6, 2019, 5,559,929,190 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2018 Financial Report	Financial Report for the fiscal year ended December 31, 2018, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018
2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
Bamboo	Bamboo Therapeutics, Inc.
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
BRCA	BReast CAncer susceptibility gene
CAR T	chimeric antigen receptor T cell
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
Citibank	Citibank, N.A.
Developed Markets	U.S., Western Europe, Japan, Canada, South Korea, Australia, Scandinavian countries, Finland and New Zealand
EEA	European Economic Area
EGFR	epidermal growth factor receptor
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, the Middle East, Africa, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
GS&Co.	Goldman, Sachs & Co. LLC
HER2-	human epidermal growth factor receptor 2-negative
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
J&J	Johnson & Johnson
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)

LDL	low density lipoprotein
LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCC	Merkel cell carcinoma
MCO	managed care organization
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
NDA	new drug application
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	pharmacy benefit manager
Pharmacia	Pharmacia Corporation
PP&E	property, plant & equipment
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ROU	right of use
Sandoz	Sandoz, Inc., a division of Novartis AG
SBS	short bowel syndrome
SEC	U.S. Securities and Exchange Commission
SFJ	SFJ Pharmaceuticals Group
Shire	Shire International GmbH
SI&A	selling, informational and administrative
SIP	sterile injectable pharmaceuticals
S&P	Standard and Poor’s
Tax Cuts and Jobs Act or TCJA	legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
WRDM	Worldwide Research, Development and Medical

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	March 31, 2019	April 1, 2018
Revenues	$13,118	$12,906
Costs and expenses:
Cost of sales(a)	2,433	2,563
Selling, informational and administrative expenses(a)	3,339	3,412
Research and development expenses(a)	1,703	1,743
Amortization of intangible assets	1,183	1,196
Restructuring charges and certain acquisition-related costs	46	43
Other (income)/deductions––net	92	(178)
Income from continuing operations before provision for taxes on income	4,323	4,127
Provision for taxes on income	433	556
Income from continuing operations	3,889	3,571
Discontinued operations––net of tax	—	(1)
Net income before allocation to noncontrolling interests	3,889	3,570
Less: Net income attributable to noncontrolling interests	6	9
Net income attributable to Pfizer Inc.	$3,884	$3,561

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.69	$0.60
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.69	$0.60

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.68	$0.59
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.68	$0.59

Weighted-average shares––basic	5,635	5,957
Weighted-average shares––diluted	5,750	6,057

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Net income before allocation to noncontrolling interests	$3,889	$3,570

Foreign currency translation adjustments, net	324	758
Reclassification adjustments	2	15
	326	773
Unrealized holding gains/(losses) on derivative financial instruments, net	267	(114)
Reclassification adjustments for (gains)/losses included in net income(a)	(263)	44
	4	(69)
Unrealized holding gains on available-for-sale securities, net	40	160
Reclassification adjustments for (gains)/losses included in net income(a)	11	(174)
Reclassification adjustments for unrealized gains included in Retained earnings(b)	—	(462)
	51	(476)
Benefit plans: actuarial gains, net	—	163
Reclassification adjustments related to amortization	60	62
Reclassification adjustments related to settlements, net	—	37
Other	(23)	(86)
	37	175
Reclassification adjustments related to amortization of prior service costs and other, net	(46)	(46)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(7)
Other	—	2
	(46)	(51)
Other comprehensive income, before tax	372	352
Tax provision on other comprehensive income	25	432
Other comprehensive income/(loss) before allocation to noncontrolling interests	$348	$(80)

Comprehensive income before allocation to noncontrolling interests	$4,237	$3,490
Less: Comprehensive income attributable to noncontrolling interests	1	10
Comprehensive income attributable to Pfizer Inc.	$4,236	$3,480

(a)
Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. For additional information on amounts reclassified into Cost of sales, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(b)	For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2018 in our 2018 Financial Report.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$1,937	$1,139
Short-term investments	9,682	17,694
Trade accounts receivable, less allowance for doubtful accounts: 2019—$538; 2018—$541	9,599	8,025
Inventories	8,029	7,508
Current tax assets	3,598	3,374
Other current assets	2,567	2,461
Assets held for sale	9,877	9,725
Total current assets	45,290	49,926
Long-term investments	2,859	2,767
Property, plant and equipment, less accumulated depreciation: 2019—$16,158; 2018—$16,591	13,467	13,385
Identifiable intangible assets, less accumulated amortization	34,039	35,211
Goodwill	53,487	53,411
Noncurrent deferred tax assets and other noncurrent tax assets	1,946	1,924
Other noncurrent assets	4,333	2,799
Total assets	$155,421	$159,422

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2019—$4,471; 2018—$4,776	$9,410	$8,831
Trade accounts payable	4,156	4,674
Dividends payable	—	2,047
Income taxes payable	1,849	1,265
Accrued compensation and related items	1,797	2,397
Other current liabilities	10,276	10,753
Liabilities held for sale	1,935	1,890
Total current liabilities	29,423	31,858

Long-term debt	35,733	32,909
Pension benefit obligations, net	5,125	5,272
Postretirement benefit obligations, net	1,332	1,338
Noncurrent deferred tax liabilities	3,591	3,700
Other taxes payable	14,712	14,737
Other noncurrent liabilities	6,346	5,850
Total liabilities	96,263	95,664

Commitments and Contingencies

Preferred stock	19	19
Common stock	468	467
Additional paid-in capital	86,635	86,253
Treasury stock	(110,781)	(101,610)
Retained earnings	93,388	89,554
Accumulated other comprehensive loss	(10,923)	(11,275)
Total Pfizer Inc. shareholders’ equity	58,806	63,407
Equity attributable to noncontrolling interests	352	351
Total equity	59,158	63,758
Total liabilities and equity	$155,421	$159,422
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$89,554	$(11,275)	$63,407	$351	$63,758
Net income								3,884		3,884	6	3,889
Other comprehensive income/(loss), net of tax									353	353	(4)	348
Cash dividends declared:
Common stock								(68)		(68)		(68)
Preferred stock								—		—		—
Noncontrolling interests										—	—	—
Share-based payment transactions			26	1	383	(7)	(306)			78		78
Purchases of common stock						(180)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(12)	—			(1)	—	—			(1)		(1)
Other(a)		—		—	—	—	—	19	—	19	—	19
Balance, March 31, 2019	466	$19	9,358	$468	$86,635	(3,801)	$(110,781)	$93,388	$(10,923)	$58,806	$352	$59,158

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2018	524	$21	9,275	$464	$84,278	(3,296)	$(89,425)	$85,291	$(9,321)	$71,308	$348	$71,656
Net income								3,561		3,561	9	3,570
Other comprehensive income/(loss), net of tax									(81)	(81)	1	(80)
Cash dividends declared:
Common stock								(65)		(65)		(65)
Preferred stock								—		—		—
Noncontrolling interests										—	—	—
Share-based payment transactions			24	1	321	3	29			351		351
Purchases of common stock						(145)	(6,063)			(6,063)		(6,063)
Preferred stock conversions and redemptions	(11)	—			(1)	—	—			(1)		(1)
Other(b)		—		—	—	—	—	1,175	—	1,175	—	1,175
Balance, April 1, 2018	513	$21	9,299	$465	$84,599	(3,437)	$(95,460)	$89,961	$(9,402)	$70,184	$358	$70,541

(a)
Represents the cumulative effect of the adoption of a new accounting standard in the first quarter of 2019 for leases. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

(b)
Represents the cumulative effect of the adoption of new accounting standards in the first quarter of 2018 for revenues, financial assets and liabilities, income tax accounting, and the reclassification of certain tax effects from Accumulated other comprehensive income. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2018 in Pfizer’s 2018 Financial Report.

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Operating Activities
Net income before allocation to noncontrolling interests	$3,889	$3,570
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,545	1,567
Asset write-offs and impairments	155	7
TCJA impact(a)	(131)	(68)
Deferred taxes from continuing operations	(60)	294
Share-based compensation expense	185	182
Benefit plan contributions in excess of expense	(151)	(692)
Other adjustments, net	(236)	(161)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,498)	(2,715)
Net cash provided by operating activities	1,698	1,983

Investing Activities
Purchases of property, plant and equipment	(460)	(386)
Purchases of short-term investments	(1,402)	(913)
Proceeds from redemptions/sales of short-term investments	3,601	6,463
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	5,941	4,507
Purchases of long-term investments	(84)	(605)
Proceeds from redemptions/sales of long-term investments	44	576
Acquisitions of intangible assets	(158)	(32)
Other investing activities, net	67	57
Net cash provided by investing activities	7,550	9,667

Financing Activities
Proceeds from short-term borrowings	609	428
Principal payments on short-term borrowings	(1,766)	(2,493)
Net proceeds from/(payments on) short-term borrowings with original maturities of three months or less	2,032	(83)
Proceeds from issuance of long-term debt	4,942	—
Principal payments on long-term debt	(3,004)	(355)
Purchases of common stock	(8,865)	(6,063)
Cash dividends paid	(2,045)	(2,032)
Proceeds from exercise of stock options	126	372
Other financing activities, net	(495)	(495)
Net cash used in financing activities	(8,467)	(10,720)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	12	55
Net increase in cash and cash equivalents and restricted cash and cash equivalents	792	985
Cash and cash equivalents and restricted cash and cash equivalents, beginning	1,225	1,431
Cash and cash equivalents and restricted cash and cash equivalents, end	$2,018	$2,416

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes	$235	$257
Interest paid	385	259
Interest rate hedges	(33)	20

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s Provision for taxes on income for (i) the three months ended March 31, 2019 was favorably impacted by approximately $131 million, primarily as a result of additional guidance issued by the U.S. Department of Treasury and (ii) the three months ended April 1, 2018 was favorably impacted by approximately $68 million, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three months ended February 24, 2019 and February 25, 2018. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended March 31, 2019 and April 1, 2018.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The interim financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2018 Financial Report.

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. We have revised prior-period segment information to reflect the reorganization. For additional information, see Note 13.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

In the first quarter of 2019, as of January 1, 2019, we adopted four new accounting standards. See Note 1B for further information.

Our recent significant business development activities include:

•
On December 19, 2018, we announced that we entered into a definitive agreement with GSK under which we and GSK have agreed to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture, which will operate globally under the GSK Consumer Healthcare name. Assets and liabilities associated with our Consumer Healthcare business were reclassified as held for sale in the consolidated balance sheets as of March 31, 2019 and December 31, 2018. We expect to complete the transaction during the second half of 2019, subject to customary closing conditions, including GSK shareholder approval, which occurred on May 8, 2019, and required regulatory approvals.

For additional information, see Note 2 and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Divestitures, Assets and Liabilities Held for Sale, Licensing Arrangements, Research and Development and Collaborative Arrangements, Equity-Method Investments and Privately Held Investment in Pfizer’s 2018 Financial Report.
B. Adoption of New Accounting Standards
On January 1, 2019, we adopted four new accounting standards.
Leases––On January 1, 2019, we adopted a new accounting standard for leases and changed our lease policies accordingly. Under the new standard, the most significant change is the requirement of balance sheet recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. We adopted the new accounting standard utilizing the modified retrospective method using a simplified transition approach, and, therefore, no adjustments were made to our prior period financial statements. We have elected the package of practical expedients for transition which are permitted in the new standard. Accordingly, we did not reassess whether (i) any expired or existing contracts are or contain leases under the new standard, (ii) classification of leases as operating leases or capital leases would be different under the new standard, or (iii) any initial direct costs would have met the definition of initial direct costs under the new standard. Additionally, we did not elect to

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

use hindsight in determining the lease term for existing leases as of January 1, 2019. We recorded noncurrent ROU assets of $1.4 billion and current and noncurrent operating lease liabilities of $1.4 billion as of January 1, 2019. We also recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $30 million on a pre-tax basis ($20 million after-tax), relating to previously deferred sale-leaseback gains that can be recognized under the new rules.

Adopting the standard related to leases impacted our prior period condensed consolidated balance sheet as follows:
(MILLIONS OF DOLLARS)	As Previously Reported Balance at December 31, 2018	Effect of Change Higher/(Lower)	Balance at January 1, 2019
Other current assets	$2,461	$(1)	$2,460
Noncurrent deferred tax assets and other noncurrent tax assets	1,924	(11)	1,913
Other noncurrent assets	2,799	1,351	4,149
Other current liabilities	10,753	258	11,011
Other noncurrent liabilities	5,850	1,060	6,910
Retained earnings	89,554	20	89,574
Adoption of the standard related to leases did not have a material impact on our condensed consolidated statements of income or condensed consolidated statements of cash flows for the quarter ended March 31, 2019. For additional information, see Note 1D.
Amortization Period for Certain Callable Debt Securities Held at a Premium––We prospectively adopted the standard, which shortens the amortization period for certain callable debt securities held at a premium. The new guidance requires the premium to be amortized to the earliest call date. We do not have any investments with features subject to this standard and, therefore, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity and Accounting for Certain Financial Instruments with Down Round Features––We prospectively adopted the standard, which changes the accounting for warrants or convertible instruments that include a down round feature. We do not have any financial instruments with features subject to this standard and, therefore, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Accounting for Share-Based Payments to Nonemployees––We prospectively adopted the standard, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. We do not have any share-based awards issued to nonemployees and, therefore, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.

On January 1, 2018, we adopted eleven new accounting standards. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2018 included in our 2018 Financial Report.

C. Revenues and Trade Accounts Receivable
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.5 billion as of March 31, 2019 and $5.4 billion as of December 31, 2018.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,232	$1,288

Other current liabilities:
Accrued rebates	3,344	3,208
Other accruals	559	531

Other noncurrent liabilities	410	399
Total accrued rebates and other accruals	$5,544	$5,426

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Leases

On January 1, 2019, we adopted a new accounting standard for leases. For further information, see Note 1B.
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $59 million for the three months ended March 31, 2019. We have elected the practical expedient in the new standard to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
We determine if an arrangement is a lease at inception of the contract in accordance with guidance detailed in the new standard and we perform the lease classification test as of the lease commencement date. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

For operating leases, the ROU assets and liabilities are presented in our condensed consolidated balance sheet as follows:
(MILLIONS OF DOLLARS)	Balance Sheet Classification	Balance at March 31, 2019
ROU assets	Other noncurrent assets	$1,280
Lease liabilities (short-term)	Other current liabilities	253
Lease liabilities (long-term)	Other noncurrent liabilities	1,043

Our total lease costs are as follows:
Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019
Operating lease cost	$100
Variable lease cost	59
Sublease income	(10)
Total lease cost	$149

Other supplemental information includes the following:
(MILLIONS OF DOLLARS)	Weighted-Average Remaining Contractual Lease Term (Years)	Three Months Ended
		March 31, 2019
Operating leases	7.5
Weighted-average discount rate:
Operating leases		3.7%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		78
ROU assets obtained in exchange for new operating lease liabilities		46

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2019:

(MILLIONS OF DOLLARS)
Period	Operating Lease Liabilities
Next one year(a)	$287
1-2 years	241
2-3 years	207
3-4 years	175
4-5 years	144
Thereafter	435
Total undiscounted lease payments	1,489
Less: Imputed interest	193
Present Value of Minimum Lease Payments	1,296
Less: Current portion	253
Noncurrent portion	$1,043

(a)	Reflects lease payments due within 12 months subsequent to the balance sheet date.
In April 2018, we entered an agreement to lease space in an office building in New York City. We will relocate our global headquarters to this property with commencement expected in 2022. Our future minimum rental commitment under this 20-year lease is approximately $1.7 billion.
Prior to our adoption of the new lease standard, rental expense, net of sublease income, was $301 million in 2018, $314 million in 2017 and $292 million in 2016.

As of December 31, 2018, the future minimum rental commitments under non-cancelable operating leases follow:
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2023	After 2023
Lease commitments	$300	$252	$210	$267	$248	$2,040
Note 2. Assets and Liabilities Held for Sale

On December 19, 2018, we announced that we entered into a definitive agreement with GSK under which we and GSK have agreed to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture that will operate globally under the GSK Consumer Healthcare name. In exchange for contributing our Consumer Healthcare business, we will receive a 32% equity stake in the new company and GSK will own the remaining 68%. The transaction is expected to close in the second half of 2019, subject to customary closing conditions, including GSK shareholder approval, which occurred on May 8, 2019, and required regulatory approvals. Upon the closing of the transaction, we will deconsolidate our Consumer Healthcare business and recognize a gain for the difference in the fair value of our 32% equity stake in the new company and the carrying value of our Consumer Healthcare business. We will account for our 32% equity stake in the new company after closing of the transaction as an equity-method investment. Assets and liabilities associated with our Consumer Healthcare business were reclassified as held for sale in the consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Consumer Healthcare business assets held for sale are reported in Assets held for sale and Consumer Healthcare business liabilities held for sale are reported in Liabilities held for sale. This includes the Consumer Healthcare business tax assets and liabilities related to fully dedicated consumer healthcare subsidiaries. The amounts associated with the Consumer Healthcare business, as well as other assets classified as held for sale consisted of the following:

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
Assets Held for Sale
Cash and cash equivalents	$61	$32
Trade accounts receivable, less allowance for doubtful accounts	550	532
Inventories	563	538
Other current assets	57	56
PP&E	687	675
Identifiable intangible assets, less accumulated amortization	5,776	5,763
Goodwill	1,972	1,972
Noncurrent deferred tax assets and other noncurrent tax assets	59	54
Other noncurrent assets	105	57
Total Consumer Healthcare assets held for sale	9,830	9,678
Other assets held for sale(a)	47	46
Assets held for sale	$9,877	$9,725

Liabilities Held for Sale

Trade accounts payable	$335	$406
Income taxes payable	55	39
Accrued compensation and related items	140	93
Other current liabilities	371	353
Pension benefit obligations, net	39	39
Postretirement benefit obligations, net	33	33
Noncurrent deferred tax liabilities	884	870
Other noncurrent liabilities	78	56
Total Consumer Healthcare liabilities held for sale	$1,935	$1,890

(a)	Other assets held for sale consist of PP&E.
As a part of Pfizer, pre-tax income on a management business unit basis for the Consumer Healthcare business was $281 million for the three months ended March 31, 2019 and $265 million for the three months ended 2018.
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
2017-2019 Initiatives and Organizing for Growth
During 2018, as we reviewed our business opportunities and challenges and the way in which we think about our business operations, we determined that at the start of our 2019 fiscal year, we would begin operating under our new commercial structure, which reorganizes our operations into three businesses––Biopharma, a science-based innovative medicines business; Upjohn, a global, primarily off-patent branded and generic established medicines business; and a Consumer Healthcare business (see Note 13). To operate effectively in this structure and position ourselves for future growth, we are focused on creating a simpler, more efficient operating structure within each business as well as the functions that support them. Beginning in the fourth quarter of 2018, we reviewed previously planned initiatives and new initiatives to ensure that there was alignment around our new structure and combined the 2017-2019 initiatives with our current Organizing for Growth initiatives to form one cohesive plan. Initiatives for the combined program include activities related to the optimization of our manufacturing plant network, the centralization of our corporate and platform functions, and the simplification and optimization of our operating

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

business structure and functions that support them. Through March 31, 2019, we incurred approximately $735 million associated with manufacturing optimization, and approximately $793 million associated with other activities.
In 2019, we expect restructuring, implementation and additional depreciation charges of about $800 million and, of that amount, we expect approximately 20% of the total charges will be non-cash.
Current-Period Key Activities
For the first three months of 2019, we incurred costs of $92 million composed of $64 million associated with the 2017-2019 and Organizing for Growth initiatives, $25 million associated with the integration of Hospira and $3 million associated with all other acquisition-related initiatives.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Restructuring charges/(credits):
Employee terminations	$(2)	$(8)
Asset impairments	9	2
Exit costs	3	(3)
Restructuring charges/(credits)(a)	10	(9)
Integration costs(b)	36	52
Restructuring charges and certain acquisition-related costs	46	43
Net periodic benefit costs recorded in Other (income)/deductions––net	6	32
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	9	17
Selling, informational and administrative expenses	1	—
Research and development expenses	3	—
Total additional depreciation––asset restructuring	13	17
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	13	16
Selling, informational and administrative expenses	9	17
Research and development expenses	4	6
Total implementation costs	26	39
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$92	$131

(a)
In the first quarter of 2019, restructuring charges are primarily associated with cost reduction initiatives and mainly represent asset write downs, partially offset by the reversal of previously recorded accruals for employee termination costs and asset impairments related to our acquisition of Hospira. In the three months ended April 1, 2018, restructuring credits were primarily due to the reversal of previously recorded accruals for exit costs related to our acquisition of Hospira, as well as cost-reduction and productivity initiatives not associated with acquisitions.

The restructuring activities for the three months ended March 31, 2019 are associated with the following:

•	Biopharma ($13 million charge); Upjohn ($13 million credit); and Other ($10 million charge).
The restructuring activities for the three months ended April 1, 2018 are associated with the following:

•
Total reportable segments ($14 million credit); and Other ($4 million charge). At the beginning of fiscal 2019, we revised our operating segments and are unable to directly associate these prior-period restructuring charges with the new individual segments.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the first quarter of 2019 and 2018, integration costs were primarily related to our acquisition of Hospira.

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2018(a)	$1,203	$—	$49	$1,252
Provision/(Credit)	(2)	9	3	10
Utilization and other(b)	(145)	(9)	(15)	(169)
Balance, March 31, 2019(c)	$1,057	$—	$37	$1,093

(a)	Included in Other current liabilities ($823 million) and Other noncurrent liabilities ($428 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($669 million) and Other noncurrent liabilities ($424 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Interest income(a)	$(66)	$(77)
Interest expense(a)	361	310
Net interest expense	295	233
Royalty-related income	(89)	(96)
Net gains on asset disposals	(1)	(7)
Net gains recognized during the period on investments in equity securities(b)	(111)	(118)
Net realized losses on sales of investments in debt securities	—	3
Income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(82)	(142)
Net periodic benefit credits other than service costs(d)	(40)	(82)
Certain legal matters, net	4	(19)
Certain asset impairments(e)	150	—
Business and legal entity alignment costs(f)	119	3
Net losses on early retirement of debt(g)	138	3
Other, net(h)	(291)	42
Other (income)/deductions––net	$92	$(178)

(a)
Interest income decreased in the first quarter of 2019, primarily driven by a lower investment balance. Interest expense increased in the first quarter of 2019, primarily as a result of higher interest rates.

(b)
The net gains on investments in equity securities for the first quarter of 2019 include gains of $43 million related to our investment in Allogene. The first quarter of 2018 included gains of $61 million related to our investment in ICU Medical stock. For additional information, see Note 7B.

(c)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the first quarter of 2019, primarily includes $60 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus® (fluticasone propionate and salmeterol inhalation powder). In the first quarter of 2018, primarily includes, among other things, a $75 million milestone payment received from Shire related to their first dosing of a patient in a Phase III clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of ulcerative colitis, and a $40 million milestone payment from Merck in conjunction with the approval of ertugliflozin in the EU.

(d)	For additional information, see Note 10.

(e)
In the first quarter of 2019, primarily includes intangible asset impairment charges of $130 million composed of: (i) $90 million related to WRDM IPR&D, which relates to a pre-clinical stage asset from our acquisition of Bamboo Therapeutics, Inc. (Bamboo) for gene therapies for the potential treatment of patients with certain rare diseases; and (ii) $40 million related to a Biopharma developed technology right, acquired in connection with our acquisition of King, for government defense products. The WRDM IPR&D intangible asset impairment charge was the result of a determination to not use certain Bamboo IPR&D acquired in future rare disease development. The intangible asset impairment charge related to the Biopharma developed technology right reflects, among other things, updated commercial forecasts including manufacturing cost assumptions. In addition, the first quarter of 2019 includes other asset impairments of $20 million.

(f)
In the first quarter of 2019, represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services. In the first quarter of 2018, represents expenses for changes to our infrastructure to align our commercial operations that existed through December 31, 2018, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(g)	In first quarter of 2019, represents net losses due to the early retirement of debt, inclusive of the related termination of cross-currency swaps.

(h)
In the first quarter of 2019, includes among other things, credits of $72 million, reflecting the change in the fair value of contingent consideration, and dividend income of $64 million from our investment in ViiV. In the first quarter of 2018, primarily includes, among other things, charges of $102 million, reflecting the change in the fair value of contingent consideration, partially offset by dividend income of $59 million from our investment in ViiV.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides additional information about the intangible assets that were impaired in the first quarter of 2019 in Other (income)/deductions:
	Fair Value(a)				Three Months Ended March 31, 2019
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$—	$—	$—	$—	$90
Intangible assets––Developed technology right(b)	—	—	—	—	40
Total	$—	$—	$—	$—	$130

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.

(b)
Reflects intangible assets written down to fair value in the first three months of 2019. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 10.0% for the first quarter of 2019, compared to 13.5% for the first quarter of 2018.
The lower effective tax rate for the first quarter of 2019 in comparison with the same period in 2018 was primarily due to:

•	the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the enactment of the TCJA;

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as

•	an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years, and the expiration of certain statutes of limitations.
Our estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings for which we plan to elect, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, payment over eight years through 2026 is reported in Income taxes payable ($750 million) and the remaining liability is reported in Other taxes payable in our consolidated balance sheet as of March 31, 2019. The first installment of $750 million was paid in April 2019.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2009-2010. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2011-2015 are currently under audit. Tax years 2016-2019 are open, but not under audit. All other tax years are closed.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2019), Japan (2017-2019), Europe (2011-2019, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2019, primarily reflecting Brazil) and Puerto Rico (2011-2019).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision on Other Comprehensive Income

The following table provides the components of Tax provision on other comprehensive income:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Foreign currency translation adjustments, net(a)	$27	$(34)
Unrealized holding gains/(losses) on derivative financial instruments, net	59	(4)
Reclassification adjustments for (gains)/losses included in net income	(55)	(7)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	1
	4	(9)
Unrealized holding gains on available-for-sale securities, net	5	20
Reclassification adjustments for (gains)/losses included in net income	1	(22)
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	—	(45)
	7	(47)
Benefit plans: actuarial gains, net	—	38
Reclassification adjustments related to amortization	3	14
Reclassification adjustments related to settlements, net	—	9
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	637
Other	(5)	(20)
	(2)	677
Reclassification adjustments related to amortization of prior service costs and other, net	(11)	(11)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(7)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	(144)
Other	—	6
	(11)	(155)
Tax provision on other comprehensive income	$25	$432

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

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

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2018	$(6,075)	$167	$(68)	$(6,027)	$728	$(11,275)
Other comprehensive income/(loss)(a)	304	—	44	40	(35)	353
Balance, March 31, 2019	$(5,772)	$167	$(24)	$(5,986)	$693	$(10,923)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $4 million loss for the first three months of 2019.
As of March 31, 2019, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $345 million. The net gains are expected to be offset primarily by net losses from reclassification adjustments related to foreign currency exchange-denominated forecasted intercompany inventory sales and available-for-sale debt securities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in Pfizer’s 2018 Financial Report:

	March 31, 2019			December 31, 2018
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities:
Money market funds	$1,570	$—	$1,570	$1,571	$—	$1,571
Equity(a)	26	16	11	29	17	11
	1,597	16	1,581	1,600	17	1,583
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	5,406	—	5,406	9,609	—	9,609
Corporate and other	1,773	—	1,773	5,482	—	5,482
	7,180	—	7,180	15,091	—	15,091
Total short-term investments	8,776	16	8,760	16,691	17	16,674
Other current assets
Derivative assets:
Interest rate contracts	81	—	81	97	—	97
Foreign exchange contracts	482	—	482	477	—	477
Total other current assets	563	—	563	574	—	574
Long-term investments
Classified as equity securities:
Equity(a)	1,290	1,265	24	1,223	1,193	30
Classified as trading securities:
Equity funds	52	51	—	50	50	—
	1,341	1,317	24	1,273	1,243	30
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	44	—	44	94	—	94
Corporate and other	389	—	389	397	—	397
	434	—	434	491	—	491
Total long-term investments	1,775	1,317	458	1,764	1,243	521
Other noncurrent assets
Derivative assets:
Interest rate contracts	461	—	461	335	—	335
Foreign exchange contracts	269	—	269	232	—	232
Total other noncurrent assets	731	—	731	566	—	566
Total assets	$11,845	$1,333	$10,512	$19,595	$1,260	$18,335

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$2	$—	$2	$5	$—	$5
Foreign exchange contracts	89	—	89	78	—	78
Total other current liabilities	91	—	91	82	—	82
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	178	—	178	378	—	378
Foreign exchange contracts	232	—	232	564	—	564
Total other noncurrent liabilities	410	—	410	942	—	942
Total liabilities	$501	$—	$501	$1,024	$—	$1,024

(a)
As of March 31, 2019, short-term equity securities of $10 million and long-term equity securities of $23 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan. As of December 31, 2018, short-term equity securities of $11 million and long-term equity securities of $29 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	March 31, 2019			December 31, 2018
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$35,733	$39,016	$39,016	$32,909	$35,260	$35,260
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities, and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 31, 2019 or December 31, 2018. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities, which represent investments in the life sciences sector, are based on Level 3 inputs using a market approach.

In addition, as of March 31, 2019 and December 31, 2018, we had long-term receivables whose fair value is based on Level 3 inputs. As of March 31, 2019 and December 31, 2018, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
Short-term investments
Equity securities	$1,597	$1,600
Available-for-sale debt securities	7,180	15,091
Held-to-maturity debt securities	906	1,003
Total Short-term investments	$9,682	$17,694

Long-term investments
Equity securities	$1,290	$1,223
Trading equity funds securities	52	50
Available-for-sale debt securities	434	491
Held-to-maturity debt securities	55	59
Private equity investments at cost, as adjusted, or equity method	1,029	944
Total Long-term investments	$2,859	$2,767
Held-to-maturity cash equivalents	$213	$199
B. Investments

At March 31, 2019, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt and equity securities at March 31, 2019 and December 31, 2018 is as follows, including, as of March 31, 2019, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:

	March 31, 2019								December 31, 2018
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$5,462	$6	$(17)	$5,451	$5,406	$44	$—	$5,451	$9,754	$7	$(58)	$9,703
Corporate and other(a)	2,178	1	(17)	2,162	1,773	386	3	2,162	5,905	—	(27)	5,878
Held-to-maturity debt securities
Time deposits and other	617	—	—	617	562	16	39	617	668	—	—	668
Government and agency––non-U.S.	557	—	—	557	557	—	—	557	592	—	—	592
Total debt securities	$8,815	$7	$(34)	$8,787	$8,299	$446	$43	$8,787	$16,920	$8	$(85)	$16,842

(a)	Primarily issued by a diverse group of corporations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the net unrealized (gains) and losses for the period that relate to equity securities still held at the reporting date, calculated as follows:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Net gains recognized during the period on investments in equity securities(a)	$(111)	$(118)
Less: Net gains recognized during the period on equity securities sold during the period	(5)	(19)
Net unrealized gains during the reporting period on equity securities still held at the reporting date	$(106)	$(98)

(a)	The net gains on investments in equity securities are reported in Other (income)/deductions––net. For additional information, see Note 4.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
Commercial paper	$3,947	$3,100
Current portion of long-term debt, principal amount	4,473	4,781
Other short-term borrowings, principal amount(a)	1,000	966
Total short-term borrowings, principal amount	9,420	8,847
Net fair value adjustments related to hedging and purchase accounting	(1)	(5)
Net unamortized discounts, premiums and debt issuance costs	(9)	(11)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$9,410	$8,831

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7E.
D. Long-Term Debt
New Issuances

In the first quarter of 2019, we issued the following senior unsecured notes:
		Principal
(MILLIONS OF DOLLARS)	Maturity Date	As of March 31, 2019
2.800% notes(a)	March 11, 2022	$500
2.950% notes(a)	March 15, 2024	750
3.450% notes(a)	March 15, 2029	1,750
3.900% notes(a)	March 15, 2039	750
4.000% notes(a)	March 15, 2049	1,250
Total long-term debt issued in the first quarter of 2019(b)		$5,000

(a)	Fixed rate notes may be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest.

(b)	The weighted-average effective interest rate for the notes at issuance was 3.57%.

Retirements
In January 2019, we repurchased all €1.1 billion ($1.3 billion, at exchange rates on settlement) principal amount outstanding of the 5.75% euro-denominated debt that was due June 2021 before the maturity date at a redemption value of €1.3 billion ($1.5 billion, at exchange rates on settlement). As a result, in the first quarter of 2019, we recorded a net loss of approximately $138 million, which included the related termination of cross-currency swaps, and that was recorded in Other (income)/deductions––net in the condensed consolidated statement of income in the first quarter of 2019. For additional information, see Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
Total long-term debt, principal amount	$35,122	$32,558
Net fair value adjustments related to hedging and purchase accounting	793	479
Net unamortized discounts, premiums and debt issuance costs	(189)	(136)
Other long-term debt	7	7
Total long-term debt, carried at historical proceeds, as adjusted	$35,733	$32,909
Current portion of long-term debt, carried at historical proceeds, as adjusted	$4,471	$4,776
E. Derivative Financial Instruments and Hedging Activities
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

The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen, U.K. pound, Chinese renminbi and Swedish krona.
As a part of our cash flow hedging program, we designate foreign exchange contracts to hedge a portion of our forecasted euro, Japanese yen, Chinese renminbi, Canadian dollar, U.K. pound and Australian dollar-denominated intercompany inventory sales expected to occur no more than two years from the date of each hedge.
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

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$18,353	$713	$248	$22,984	$654	$586
Interest rate contracts	11,145	543	180	11,145	432	383
		1,255	429		1,085	968

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,111	38	72	$15,154	55	55

Total		$1,294	$501		$1,140	$1,024

(a)	As of March 31, 2019, the notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $6.5 billion.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$210	$(143)	$209	$(72)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	56	28	54	27

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	329	(399)	—	—	—	—
Hedged item	(329)	399	—	—	—	—
Foreign exchange contracts	—	(7)	—	—	—	—
Hedged item	—	8	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	23	(5)	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	41	2	24	6

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(d)	—	—	35	(42)	—	—
Foreign currency long-term debt(d)	—	—	38	(92)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(120)	(55)	—	—	—	—
All other net	—	—	1	—	—	—
	$(120)	$(55)	$404	$(251)	$286	$(39)

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
For derivative financial instruments in cash flow hedge relationships, the gains and losses are included in Other comprehensive income––Unrealized holding gains/(losses) on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income––Foreign currency translation adjustments, net.

(c)
Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $202 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(d)
Short-term borrowings include foreign currency short-term borrowings with carrying values of $1.1 billion as of March 31, 2019, which are used as hedging instruments in net investment hedges. Long-term debt includes foreign currency long-term borrowings with carrying values of $2.0 billion as of March 31, 2019, which are used as hedging instruments in net investment hedges.

The following table provides the total amount of each income and expense line in which the results of fair value or cash flow hedges are recorded:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Cost of sales	$2,433	$2,563
Other (income)/deductions—net	92	(178)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	March 31, 2019		April 1, 2018
(MILLIONS OF DOLLARS)	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Gains/(Losses) Included in the Carrying Amount of the Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Gains/(Losses) Included in the Carrying Amount of the Hedged Assets/Liabilities
Short-term investments	$—	$—	$286	$(1)
Long-term investments	45	(1)	45	(1)
Short-term borrowings, including current portion of long-term debt	1,500	1	999	1
Long-term debt	9,945	(282)	11,372	100
Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of March 31, 2019, the aggregate fair value of these derivative instruments that are in a net liability position was $209 million, for which we have posted collateral of $214 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of March 31, 2019, we received cash collateral of $948 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts that are in a net asset position. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. For additional information on significant customers, see Notes to Consolidated Financial Statements––Note 18C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2018 Financial Report. As of March 31, 2019, we had amounts due from a well-diversified, high quality group of banks ($1.7 billion) from around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7E above.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	March 31, 2019	December 31, 2018
Finished goods	$2,287	$2,262
Work-in-process	5,182	4,701
Raw materials and supplies	560	546
Inventories(a)	$8,029	$7,508
Noncurrent inventories not included above(b)	$637	$618

(a)	The change from December 31, 2018 reflects increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery and market demand.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	March 31, 2019			December 31, 2018
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$89,379	$(59,913)	$29,465	$89,430	$(58,895)	$30,535
Brands	923	(717)	206	923	(708)	215
Licensing agreements and other	1,442	(1,150)	292	1,436	(1,140)	296
	91,743	(61,780)	29,963	91,788	(60,743)	31,045
Indefinite-lived intangible assets
Brands and other	1,994		1,994	1,994		1,994
IPR&D	2,082		2,082	2,171		2,171
	4,076		4,076	4,165		4,165
Identifiable intangible assets(a)	$95,819	$(61,780)	$34,039	$95,954	$(60,743)	$35,211

(a)
The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization and intangible asset impairment charges, partially offset by additions for the period. See Note 4 for additional information on intangible asset impairments.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	March 31, 2019
	Biopharma	Upjohn	WRDM
Developed technology rights	99%	1%	—
Brands, finite-lived	100%	—	—
Brands, indefinite-lived	42%	58%	—
IPR&D	87%	—	13%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for the first quarter of 2019 and $1.2 billion for the first quarter of 2018.
B. Goodwill

Prior to 2019, we managed our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). At the beginning of our 2019 fiscal year, we reorganized our commercial operations and our businesses are now managed through three different operating segments––Biopharma, Upjohn and Pfizer’s Consumer Healthcare business (see Note 13 for further information). Our Consumer Healthcare business is classified as held for sale as of December 31, 2018 and March 31, 2019 and, therefore the goodwill attributable to the Pfizer Consumer Healthcare business is included in Assets held for sale in the accompanying condensed consolidated balance sheets and not included in the table below (see Note 2 for further information). As a result of the reorganization of our commercial operations, our remaining goodwill is required to be reallocated amongst the new Biopharma and Upjohn operating segments. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new management structure and the portions being transferred. Therefore, we have not yet completed the allocation, but it will be completed in the current year.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Biopharma	Upjohn	To be Allocated(a)	Total
Balance, December 31, 2018	$—	$—	$53,411	$53,411
Other(b)	—	—	76	76
Balance, March 31, 2019	$—	$—	$53,487	$53,487

(a)
The amount to be allocated includes the goodwill associated with our former operating segments (see above), for which the allocation to our new reporting units, and, as a result, to the new operating segments, is pending.

(b)	Primarily reflects the impact of foreign exchange.
Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net periodic benefit cost/(credit):
Service cost	$—	$—	$—	$—	$32	$37	$9	$10
Interest cost	157	151	12	13	54	54	19	18
Expected return on plan assets	(223)	(263)	—	—	(80)	(92)	(8)	(9)
Amortization of:
Actuarial losses	37	30	2	4	20	26	1	2
Prior service credits	(1)	—	—	—	(1)	(1)	(45)	(45)
Curtailments	—	2	—	—	—	—	—	(7)
Settlements	1	20	—	17	—	—	—	—
Special termination benefits	—	—	6	—	—	—	—	—
	$(28)	$(58)	$20	$33	$25	$24	$(23)	$(31)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2019, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the three months ended March 31, 2019	$1	$71	$44	$29
Expected contributions from our general assets during 2019(a)	10	167	191	149

(a)
Contributions expected to be made for 2019 are inclusive of amounts contributed during the three months ended March 31, 2019. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended
(IN MILLIONS)	March 31, 2019	April 1, 2018
EPS Numerator––Basic
Income from continuing operations	$3,889	$3,571
Less: Net income attributable to noncontrolling interests	6	9
Income from continuing operations attributable to Pfizer Inc.	3,884	3,562
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,883	3,562
Discontinued operations––net of tax	—	(1)
Net income attributable to Pfizer Inc. common shareholders	$3,883	$3,560
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,884	$3,562
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	(1)
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,884	$3,561
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,635	5,957
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	115	100
Weighted-average number of common shares outstanding––Diluted	5,750	6,057
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	2	2
Cash dividends declared per share	$0.36	$0.34

(a)
These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Contingencies and Certain Commitments

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax and legal contingencies. For a discussion of our tax contingencies, see Note 5B. For a discussion of our legal contingencies, see below.
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
A1. Legal Proceedings––Patent Litigation
Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the United States. In June 2018, the Patent Trial and Appeal Board ruled on one patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent has appealed the decision. Challenges to other patents remain pending in jurisdictions outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor pneumococcal vaccine into the marketplace. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, Wyeth) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited (collectively, Sun), in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Alembic and Sun, each seeking approval to market generic versions of bosutinib. Alembic is challenging a patent covering polymorphic forms of bosutinib, which expires in 2026, and a patent covering methods of treating chronic myelogenous leukemia, which expires in 2025. Sun is also challenging the same patent covering polymorphic forms of bosutinib that expires in 2026. In March 2017, Wyeth brought a patent-infringement action against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, MSN), in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed with the FDA by MSN, seeking approval to market a generic version of bosutinib, and challenging a patent expiring in 2026 covering polymorphic forms of bosutinib. In September 2017, the case against MSN was dismissed. Also, in September 2017, Wyeth brought an additional patent-infringement action against Sun in the U.S. District Court for the District of Delaware asserting the infringement and validity of two other patents challenged by Sun, covering compositions of bosutinib and methods of treating chronic myelogenous leukemia, each of which expire in 2025.
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

In December 2015, Fresenius Kabi USA LLC (Fresenius) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that certain patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In January 2016, Hospira filed suit against Fresenius in the U.S. District Court for the Northern District of Illinois, asserting the validity and infringement of those patents. In December 2018, the District Court ruled that the asserted patents were invalid. Hospira has appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In February 2018, Baxter Healthcare Corporation (Baxter) filed a declaratory judgment action against Hospira in the U.S. District Court for the District of Delaware seeking a declaration of non-infringement of four patents relating to the Precedex premix formulations and their use. One of the patents included in the action expires in 2019 and the other three patents expire in 2032. In March 2018, Hospira filed a counterclaim for infringement of the patent expiring in 2019. In November 2018, the case was dismissed by mutual agreement of the parties.
Xeljanz (tofacitinib)
In February 2017, we brought a patent-infringement action against MicroLabs USA Inc. and MicroLabs Ltd. (collectively, MicroLabs) in the U.S. District Court for the District of Delaware asserting the infringement and validity of three patents challenged by MicroLabs in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets. In November 2018, we settled all of our claims against MicroLabs on terms not material to Pfizer.

Separately, also in February 2017, we brought a patent-infringement action against Sun Pharmaceutical Industries Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering a polymorphic form of tofacitinib, expiring in 2023, that was challenged by Sun Pharmaceutical Industries Ltd. in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In November 2017, we brought an additional patent-infringement action against Sun Pharmaceutical Industries Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of another patent challenged by Sun Pharmaceutical Industries Ltd, which covers the active ingredient and expires in December 2025. In October 2018, we brought a third patent infringement action against Sun Pharmaceutical Industries Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering the extended release formulation of tofacitinib, which expires in 2034. In March and April 2019, the actions against Sun Pharmaceutical Industries Ltd. were dismissed by mutual agreement of the parties.

In March 2017, we brought a patent-infringement action against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) in the U.S. District Court for the District of Delaware asserting the infringement and validity of three patents: the patent covering the active ingredient expiring in December 2025, the patent covering an enantiomer of tofacitinib expiring in 2022, and the patent covering a polymorphic form of tofacitinib expiring in 2023, which Zydus challenged in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets.

Also, in March 2017, we brought separate actions in the U.S. District Court for the District of Delaware against Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC (collectively, Prinston) and against Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. (collectively, Breckenridge) on the two patents expiring in 2022 and 2023, respectively, that were challenged by Prinston and Breckenridge in their respective abbreviated new drug applications seeking approval to market generic versions of tofacitinib 5 mg tablets. In October 2017, we brought an additional patent-infringement action against Breckenridge in the U.S. District Court for the District of Delaware asserting the infringement and validity of four additional patents challenged by Breckenridge, three of which expire in December 2020 and one of which expires in December 2025. In March 2018, we brought another patent infringement action against Prinston in the U.S. District Court for the District of Delaware asserting the infringement and validity of an additional patent, which had been subsequently challenged by Prinston and which expires in December 2025. In May 2018, we settled all of our claims against Breckenridge on terms not material to Pfizer. In January 2019, we settled all of our claims against Prinston on terms not material to Pfizer.

In December 2018, we brought a separate patent infringement action against Teva Pharmaceuticals USA, Inc. (Teva) in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Teva in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 11 mg extended release tablets.

In March 2019, we brought a separate patent infringement action against Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, Ajanta) in the U.S. District Court for the District of Delaware asserting the infringement and validity of two patents: the patent covering the active ingredient that expires in December 2025 and the patent covering a polymorphic form of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

tofacitinib that expires in 2023, each of which Ajanta challenged in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets.
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
Kerydin (tavaborole)
In September 2018, several generic companies notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Kerydin. The generic companies assert the invalidity and non-infringement of methods of use and formulation patents for tavaborole that expire in 2026 and 2027, including pediatric exclusivity. In October 2018, Anacor, our wholly-owned subsidiary, filed infringement lawsuits against each of the generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia.

Ibrance (palbociclib)
In March 2019, several generic companies notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Ibrance. The generic companies assert the invalidity and non-infringement of two composition of matter patents and a method of use patent covering palbociclib, each of which expire in 2023. In April 2019, we brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies.

Matters Involving Our Collaboration/Licensing Partners
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
Actions In Which We Are The Defendant
Inflectra (infliximab-dyyb)
In March 2015, Janssen and New York University, together, brought a patent-infringement action in the U.S. District Court for the District of Massachusetts against Hospira, Celltrion Healthcare Co. Ltd. and Celltrion Inc. alleging that infliximab-dyyb, to be marketed by Hospira in the U.S. under the brand name Inflectra, would infringe six patents relating to infliximab, its manufacture and use. Claims with respect to four of the patents were dismissed by the plaintiffs, leaving two patents at issue: the infliximab antibody patent and a patent relating to cell culture media. In January 2018, the antibody patent was declared invalid by the Court of Appeals for the Federal Circuit. In July 2018, the U.S. District Court for the District of Massachusetts granted defendants’ motion for summary judgment and ruled that the patent relating to cell culture media was not infringed. Janssen appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

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
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation (American Optical), which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of March 31, 2019, approximately 46,400 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly-owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2017, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In Re: Eliquis (Apixaban) Products Liability Litigation MDL-2754) in the U.S. District Court for the Southern District of New York. In July 2017, the District Court dismissed substantially all of the actions that were pending in the Multi-District Litigation. In August 2017, certain plaintiffs appealed the District Court’s dismissal to the U.S. Court of Appeals for the Second Circuit. In March 2019, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision.
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
Adalimumab Biosimilars
Beginning in March 2019, purported class actions relating to Humira and adalimumab biosimilars were filed in the United States District Court for the Northern District of Illinois against AbbVie Inc. (AbbVie), certain affiliates of AbbVie, and other pharmaceutical manufacturers. Pfizer is a named defendant in three of the actions. The plaintiffs seek to represent nationwide and multi-state classes consisting of persons and/or entities who are indirect purchasers of Humira from January 1, 2017 until the allegedly unlawful antitrust effects cease. Against Pfizer, the plaintiffs generally allege that Pfizer’s and AbbVie’s 2018 licensing agreements, resolving all global intellectual property matters for Pfizer’s proposed adalimumab biosimilar, delayed market entry of Pfizer’s biosimilar product in the U.S. in violation of federal antitrust laws, various state antitrust or consumer protection laws, and unjust enrichment laws. Plaintiffs seek injunctive relief and treble damages for alleged overcharges for Humira since 2017.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A3. Legal Proceedings––Commercial and Other Matters
Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers were sued in various state courts by a number of states alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. All but one of those actions have been resolved through settlement, dismissal or final judgment. The plaintiff state, Illinois, in the one remaining action, claims that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. The action alleges, among other things, fraud and violation of the state’s unfair trade practices and consumer protection statutes and seeks monetary and other relief, including civil penalties and treble damages.
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
Also, in 2009, we submitted a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s (formerly, American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement with the EPA and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. In September 2018, the EPA issued a final remediation plan for the two adjacent lagoons, which is generally in accordance with one of the remedies evaluated in our focused feasibility study. We have accrued for the estimated costs of the site remedies for the North Haven and Bound Brook facilities.

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
Allergan Complaint for Indemnity
In August 2018, Pfizer was named as a defendant in a third-party complaint for indemnity, along with King, a Pfizer subsidiary, filed by Allergan Finance LLC (Allergan) in a Multi-District Litigation (In re National Prescription Opiate Litigation MDL 2804) in the U.S. District Court for the Northern District of Ohio. The lawsuit asserted claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer's acquisition of King in 2010. In December 2018, the District Court dismissed the lawsuit. In February 2019, Allergan filed a similar complaint in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian.
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
Phenytoin Sodium Capsules
In 2012, Pfizer sold the U.K. Marketing Authorisation for phenytoin sodium capsules to a third party, but retained the right to supply the finished product to that third party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market. In August 2015, the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws. In December 2016, the CMA imposed a £84.2 million fine on Pfizer and Pfizer Limited. Pfizer appealed the CMA decision to The Competition Appeal Tribunal in February 2017. On June 7, 2018, the Competition Appeal Tribunal overturned the CMA decision as well as the associated fine. The CMA appealed the judgment to the Court of Appeal.
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
Subpoena relating to Manufacturing of Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We are producing records pursuant to the subpoena.
Civil Investigative Demand relating to Meridian Medical Technologies
In February 2019, we received a civil investigative demand from the U.S. Attorney’s Office for the SDNY. The civil investigative demand seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at our Meridian site. We are producing records in response to this civil investigative demand.
Contracts with Iraqi Ministry of Health
See Note 12A3. Contingencies and Certain Commitments: Legal Proceedings––Commercial and Other Matters––Contracts with Iraqi Ministry of Health above for information regarding U.S. government investigations related to contracts with the Iraqi Ministry of Health.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Docetaxel––Mississippi Attorney General Government Investigation
See Note 12A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Docetaxel––Mississippi Attorney General Government Investigation above for information regarding a government investigation related to Docetaxel marketing practices.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2019, the estimated fair value of these indemnification obligations was not significant.
In addition, in connection with our entry into certain agreements, our counterparties agree to indemnify us. For example, our collaboration agreement with EMD Serono, Inc. to co-promote Rebif in the U.S. expired at the end of 2015 and included certain indemnity provisions. Patent litigation brought by Biogen Idec MA Inc. against EMD Serono Inc. and Pfizer is pending in the U.S. District Court for the District of New Jersey and the United States Court of Appeals for the Federal Circuit. EMD Serono Inc. has acknowledged that it is obligated to satisfy any award of damages.
Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.
C. Certain Commitments
On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock. Pursuant to the terms of the agreement, on February 12, 2019, we paid approximately $6.8 billion to GS&Co. and received an initial delivery of approximately 130 million shares of our common stock from GS&Co., which represented, based on the closing price of our common stock on the NYSE on February 7, 2019, approximately 80% of the notional amount of the accelerated share repurchase agreement. As of March 31, 2019, the common stock received is included in Treasury Stock. At settlement of the agreement, which is expected to occur during or prior to the third quarter of 2019, GS&Co. may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS&Co., with the number of shares to be delivered or the amount of such payment, as well as the final price per share, based on the volume-weighted average price, less a discount, of Pfizer’s common stock during the term of the transaction. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement and other share repurchases through March 31, 2019, our remaining share-purchase authorization was approximately $5.3 billion on March 31, 2019.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three distinct business segments: Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and Pfizer’s Consumer Healthcare business (Consumer Healthcare). The Biopharma, Upjohn and Consumer Healthcare segments are each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn and Consumer Healthcare are responsible for their own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation. Biopharma and Upjohn are the only reportable segments. We have revised prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As our operations were not managed under the new structure until the beginning of fiscal 2019, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the first quarter of 2018 include allocations, which management believes are reasonable.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Segments

Some additional information about our Biopharma and Upjohn business segments follows:

Biopharma is a science-based innovative medicines business that includes six business units – Oncology, Inflammation & Immunology, Rare Disease, Hospital, Vaccines and Internal Medicine. The new Hospital unit commercializes our global portfolio of sterile injectable and anti-infective medicines and includes Pfizer’s contract manufacturing operation, Pfizer CentreOne. We also incorporated our biosimilar portfolio into our Oncology and Inflammation & Immunology business units and certain legacy established products into the Internal Medicine business unit. Each business unit is committed to improving health with our innovative products from prevention to treatment to wellness – at every stage of life in communities across the globe.
Upjohn is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, as well as certain generic medicines.
Select products include: - Prevnar 13/Prevenar 13 - Ibrance - Eliquis - Enbrel (outside the U.S. and Canada) - Xeljanz - Chantix/Champix - Sutent	Select products include: - Lyrica - Lipitor - Norvasc - Celebrex - Viagra - Certain generic medicines
Pfizer’s Consumer Healthcare segment is an over-the-counter medicines business, which we announced on December 19, 2018 will be contributed to, and combined with, GSK’s consumer healthcare business to form a new consumer healthcare joint venture. See Note 2 for additional information.
Other Costs and Business Activities
Certain pre-tax costs are not allocated to our operating segment results, such as costs associated with the following:

•
WRDM––the R&D and Medical expenses managed by our WRDM organization, which is generally responsible for research projects for our Biopharma portfolio until proof-of-concept is achieved and then for transitioning those projects to the GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRDM organization also has responsibility for certain science-based and other platform-services organizations, which provide end-to-end technical expertise and other services to the various R&D projects, as well as the Worldwide Medical and Safety group, which ensures that Pfizer provides all stakeholders––including patients, healthcare providers, pharmacists, payers and health authorities––with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.

•
GPD––the costs associated with our GPD organization, which is generally responsible for clinical trials from WRDM in the Biopharma portfolio, including late stage portfolio spend. GPD also provides technical support and other services to Pfizer R&D projects. GPD is responsible for facilitating all regulatory submissions and interactions with regulatory agencies.

•
Other––the operating results of our Consumer Healthcare business, and costs associated with other commercial activities not managed as part of Biopharma or Upjohn, including all strategy, business development, portfolio management and valuation capabilities, which previously had been reported in various parts of the organization.

•
Corporate and Other Unallocated––the costs associated with platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance, and worldwide procurement), patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing (which include

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

manufacturing variances associated with production) and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs.

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items (such as restructuring charges, legal charges or net gains and losses on investments in equity securities) that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $155 billion as of March 31, 2019 and $159 billion as of December 31, 2018.
Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Reportable Segments:
Biopharma	$9,185	$8,881	$5,888	$5,823
Upjohn	3,075	3,120	2,274	2,168
Total reportable segments	12,259	12,001	8,162	7,991
Other business activities	—	—	(1,113)	(1,187)
Reconciling Items:
Corporate and other unallocated	858	905	(1,278)	(1,325)
Purchase accounting adjustments	—	—	(1,038)	(1,221)
Acquisition-related costs	—	—	(28)	(48)
Certain significant items(b)	—	—	(382)	(83)
	$13,118	$12,906	$4,323	$4,127

(a)
Income from continuing operations before provision for taxes on income. Biopharma’s earnings include dividend income of $64 million in the first quarter of 2019 and $59 million in the first quarter of 2018 from our investment in ViiV. For additional information, see Note 4.

(b)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the first quarter of 2019, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $57 million, (ii) income for certain legal matters of $6 million, (iii) certain asset impairment charges of $139 million, (iv) charges for business and legal entity alignment of $119 million, (v) net gains recognized during the period on investments in equity securities of $111 million, (vi) net losses on early retirement of debt of $138 million and (vii) other charges of $46 million. For additional information, see Note 3 and Note 4.
For Earnings in the first quarter of 2018, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $51 million, (ii) income for certain legal matters of $19 million, (iii) charges for business and legal entity alignment of $3 million, (iv) net gains recognized during the period on investments in equity securities of $118 million, (v) net losses on early retirement of debt of $3 million and (vi) other charges of $162 million, which includes, among other things, a $108 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA. For additional information, see Note 3 and Note 4.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
U.S.	$6,175	$6,275	(2)
Developed Europe(a)	2,086	2,092	—
Developed Rest of World(b)	1,535	1,461	5
Emerging Markets(c)	3,322	3,078	8
Revenues	$13,118	$12,906	2

(a)	Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.7 billion in both the first quarter of 2019 and 2018.

(b)	Developed Rest of World region includes the following markets: Japan, Canada, South Korea, Australia and New Zealand.

(c)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, the Middle East, Africa, Central Europe and Turkey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
(MILLIONS OF DOLLARS)		Three Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	March 31, 2019	April 1, 2018
TOTAL REVENUES		$13,118	$12,906
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)(a)		$9,185	$8,881
Internal Medicine(b)		$2,217	$2,071
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,011	765
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	273	251
Premarin family	Symptoms of menopause	168	191
BMP2	Development of bone and cartilage	67	73
Toviaz	Overactive bladder	60	60
All other Internal Medicine	Various	639	730
Oncology(c)		$1,961	$1,760
Ibrance	Advanced breast cancer	1,133	933
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	232	262
Xtandi alliance revenues	Castration-resistant prostate cancer	168	159
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	123	153
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	80	60
Inlyta	Advanced RCC	73	74
All other Oncology	Various	153	119
Hospital(d)		$1,887	$2,026
Sulperazon	Treatment of infections	177	168
Medrol(e)	Steroid anti-inflammatory	120	136
Zithromax(e)	Bacterial infections	104	101
Vfend(e)	Fungal infections	85	98
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	66	52
Zyvox(e)	Bacterial infections	64	68
Fragmin	Slows blood clotting	60	70
Zosyn/Tazocin	Antibiotic	51	61
Pfizer CentreOne(f)	Various	176	171
All other Anti-infectives	Various	354	392
All other Hospital(d)	Various	631	708
Vaccines		$1,612	$1,463
Prevnar 13/Prevenar 13	Vaccines for prevention of pneumococcal disease	1,486	1,380
All other Vaccines	Various	126	83
Inflammation & Immunology (I&I)(g)		$1,037	$1,013
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	451	506
Xeljanz	RA, PsA, UC	423	326
Inflectra/Remsima	Inflammatory diseases	138	145
Eucrisa	Mild-to-moderate atopic dermatitis (eczema)	22	26
All other I&I	Various	3	11
Rare Disease		$470	$549
BeneFIX	Hemophilia	125	147
Genotropin	Replacement of human growth hormone	107	132
Refacto AF/Xyntha	Hemophilia	106	130
Somavert	Acromegaly	59	63
All other Rare Disease	Various	72	76

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	March 31, 2019	April 1, 2018
UPJOHN(b), (h)		$3,075	$3,120
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,186	1,213
Lipitor	Reduction of LDL cholesterol	622	511
Norvasc	Hypertension	300	256
Celebrex	Arthritis pain and inflammation, acute pain	174	145
Viagra	Erectile dysfunction	145	187
Effexor	Depression and certain anxiety disorders	77	71
Zoloft	Depression and certain anxiety disorders	69	74
Xalatan/Xalacom	Glaucoma and ocular hypertension	62	72
All other Upjohn	Various	440	591
CONSUMER HEALTHCARE BUSINESS(i)		$858	$905
Total Alliance revenues	Various	$1,090	$855

(a)
The Pfizer Biopharmaceuticals Group encompasses Internal Medicine, Vaccines, Oncology, Inflammation & Immunology, Rare Disease and Hospital. The new Hospital business unit commercializes our global portfolio of sterile injectable and anti-infective medicines, and also includes Pfizer CentreOne(f).

(b)
We reclassified certain products from the Legacy Established Products (LEP) category, including Premarin family products, and certain other products from the legacy Peri-LOE category, including Pristiq, to the Internal Medicine category and reclassified Lyrica from the Internal Medicine category to the Upjohn business to conform 2018 product revenues to the current presentation.

(c)	We performed certain reclassifications in the All other Oncology category to conform 2018 product revenues to the current presentation.

(d)
Hospital is a new business unit that commercializes our global portfolio of sterile injectable and anti-infective medicines. We performed certain reclassifications, primarily from the legacy Sterile Injectables Pharmaceuticals (SIP) category (Sulperazon, Medrol, Fragmin, Tygacil, Zosyn/Tazocin and Precedex, among other products), the LEP category (Epipen and Zithromax), and the legacy Peri-LOE category (Vfend and Zyvox) to the Hospital category to conform 2018 product revenues to the current presentation. Hospital also includes Pfizer CentreOne(f). All other Hospital primarily includes revenues from legacy SIP products (that are not anti-infective products) and, to a much lesser extent, solid oral dose products (that are not anti-infective products). SIP anti-infective products that are not individually listed above are recorded in “All other Anti-infectives”.

(e)
2018 revenues for Medrol, Zithromax, Vfend and Zyvox may not agree to previously disclosed revenues because revenues for those products were previously split between LEP and the legacy SIP categories. All revenues for these products are currently reported in the Hospital category.

(f)
Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements, including with Zoetis Inc. In the fourth quarter of 2017, we sold our equity share in Hisun Pfizer. As a result, effective in the first quarter of 2018, Hisun Pfizer-related revenues, previously reported in emerging markets within legacy All Other LEP and legacy All Other SIP, are reported in emerging markets within Pfizer CentreOne.

(g)	We reclassified Inflectra/Remsima from the legacy Biosimilars category to the Inflammation & Immunology category to conform 2018 product revenues to the current presentation.

(h)
Pfizer’s Upjohn business encompasses primarily off-patent branded and generic established medicines that includes 20 of our primarily off-patent solid oral dose legacy brands including Lyrica, Lipitor, Norvasc, Celebrex and Viagra, as well as certain generic medicines.

(i)
Pfizer’s Consumer Healthcare business is an over-the-counter medicines business, which we announced in December 2018 will be contributed to, and combined with, GSK’s consumer healthcare business to form a new consumer healthcare joint venture, of which we will own 32%, subject to customary closing conditions, including GSK shareholder approval, which occurred on May 8, 2019, and required regulatory approvals.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary companies (the Company) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2019 and April 1, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 9, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 45

This section provides information about the following: Our Business; our performance during the first quarter of 2019 and 2018; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2019.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 59

This section discusses updates to our 2019 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements. For additional discussion of our accounting policies, see Notes to Consolidated Financial Statements—Note 1. Basis of Presentation and Significant Accounting Policies.

●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 60
This section includes the following sub-sections:
	○ Revenues by Operating Segment and Geography	Beginning on page 60
This sub-section provides an overview of revenues by operating segment and geography as well as revenue deductions
	○ Revenues - Selected Product Discussion	Beginning on page 62
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 67
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 71
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 73
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 73
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 78
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 82
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 83
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 84
This section provides an analysis of our cash flows for the first three months of 2019 and 2018.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 85

This section provides an analysis of selected measures of our liquidity and of our capital resources as of March 31, 2019 and December 31, 2018, as well as a discussion of our outstanding debt and other commitments that existed as of March 31, 2019 and December 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 88
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 89

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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Our Strategy––Commercial Operations” section of this MD&A below.

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2018 Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, the ability to replenish innovative biopharmaceutical products, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and of our 2018 Financial Report and Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three months ended February 24, 2019 and February 25, 2018. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended March 31, 2019 and April 1, 2018.
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
On May 8, 2019, we entered into a definitive agreement to acquire all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia and SBS. For additional information, see the “Our Business Development Initiatives” section of this MD&A below.
On December 19, 2018, we announced that we entered into a definitive agreement with GSK under which we and GSK have agreed to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture that will operate globally under the GSK Consumer Healthcare name. The joint venture is expected to be a category leader in pain relief, respiratory, vitamin and mineral supplements, digestive health, skin health and therapeutic oral health and will be the largest global OTC consumer healthcare business. In exchange for contributing our Consumer Healthcare business, we will receive a 32% equity stake in the new company and GSK will own the remaining 68%. The transaction is expected to close in the second half of 2019, subject to customary closing conditions, including GSK shareholder approval, which occurred on May 8, 2019, and required regulatory approvals. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Assets and Liabilities Held for Sale and the “Our Strategy” and “Our Business Development Initiatives” sections of this MD&A below.
Product Manufacturing

We periodically encounter difficulties or delays in manufacturing, including due to suspension of manufacturing or voluntary recall of a product, or legal or regulatory actions such as warning letters. For example, Hospira’s manufacturing facility in McPherson, Kansas is currently under the FDA inspection status of Official Action Indicated (OAI). As a result of this status, the FDA may refuse to grant premarket approval of applications and/or the FDA may refuse to grant export certificates related to products manufactured at our McPherson site until the site status is upgraded, which upgrade would be based on a re-inspection by the FDA. Future FDA inspections and regulatory activities will further assess the adequacy and sustainability of corrections implemented at the site. Communication with the FDA on the status of the McPherson site is ongoing. For additional information regarding the FDA inspection of the McPherson site, see Part I, Item 1A, “Risk Factors––Product Manufacturing, Sales and Marketing Risks” of our 2018 Form 10-K. Also, in March 2019, we received a warning letter from the FDA communicating the FDA’s view that certain violations of cGMP regulations exist at Pfizer’s Irungattukottai (IKKT) manufacturing facility in Chennai, India. The warning letter is related to the FDA’s March-April 2018 inspection of the IKKT facility. Following this inspection, Pfizer paused production at the IKKT facility and initiated implementation of a comprehensive corrective and preventive action plan to address the issues noted by the FDA. Due to long-term loss of product demand, Pfizer announced in January 2019 its intention to exit the IKKT facility as soon as possible in 2019.

The product shortages we have been experiencing within our portfolio are primarily for products from the legacy Hospira portfolio and are largely driven by capacity constraints, technical issues and supplier quality concerns. We continue to remediate issues at legacy Hospira facilities manufacturing sterile injectables. Any continuing product shortage interruption at these manufacturing facilities could negatively impact our financial results, specifically in our Hospital portfolio. We continue to make progress on our comprehensive remediation plan to upgrade and modernize these facilities, and we expect our supply issues to be substantially improved by the end of 2019.

Our First Quarter 2019 Performance

Revenues

Revenues in the first quarter of 2019 increased $211 million, or 2%, compared to the same period in 2018, which reflects an operational increase of $664 million, or 5%, partially offset by the unfavorable impact of foreign exchange of $453 million, or 4%.
The following provides an analysis of the changes in revenues for the first quarter of 2019:

(MILLIONS OF DOLLARS)
Revenues, for the three months ended April 1, 2018	$12,906

Operational growth/(decline):
Continued growth from certain key brands(a)	763
Growth from Lipitor, Norvasc and Celebrex, primarily in emerging markets, driven by strong, volume-driven operational growth in China	237
Declines from Viagra and Pfizer’s authorized generic for Viagra in the U.S.; the Hospital business; certain rare disease products(b); Greenstone, Upjohn’s solid oral dose generics subsidiary; and Lyrica	(267)
Lower revenues for Consumer Healthcare	(19)
Other operational factors, net	(50)
Operational growth, net	664

Operational revenues	13,571
Unfavorable impact of foreign exchange	(453)
Revenues, for the three months ended March 31, 2019	$13,118

(a)	Key brands represent Eliquis, Ibrance, Prevnar 13/Prevenar 13 and Xeljanz.

(b)	Certain rare disease products include the hemophilia franchises (BeneFIX and Refacto AF/Xyntha) and Genotropin.
For worldwide revenues, by geography, for selected products, see the discussion in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A. For additional information regarding the primary indications or class of certain products, see Notes to Condensed Consolidated Financial Statements––Note 13C. Segment, Geographic and Other Revenue Information: Other Revenue Information.
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues by Segment and Geography” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increase in Income from continuing operations before provision for taxes on income for the first quarter of 2019:

(MILLIONS OF DOLLARS)
Income from continuing operations before provision for taxes on income, for the three months ended April 1, 2018	$4,127
Favorable change in revenues	211
Favorable/(unfavorable) changes:
Favorable change in the fair value of contingent consideration(a)	175
Lower Cost of sales(b)	130
Lower Selling, information and administrative expenses(c)	73
Lower Research and development expenses(d)	41
Lower Amortization of intangible assets(e)	13
Higher asset impairment charges(a)	(150)
Higher net losses on early retirement of debt(a)	(134)
Higher business and legal entity alignment costs(a)	(115)
Higher net interest expense(a)	(62)
Lower income from collaborations, out-licensing arrangements and sales of compound/product rights(a)	(60)
Impact of net periodic benefit costs/(credits) other than service costs(a)	(42)
Impact of certain legal matters, net(a)	(23)
All other items, net	139
Income from continuing operations before provision for taxes on income, for the three months ended March 31, 2019	$4,323

(a)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(b)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(c)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.

(d)	See the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A.

(e)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Many of our branded products have multiple patents that expire at varying dates, thereby strengthening our overall patent protection. However, once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce similar products and sell them for a lower price. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our patents is found to be invalid by judicial, court or administrative proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In June 2018, the Patent Trial and Appeal Board ruled on one patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent has appealed the decision. Challenges to other patents remain pending in jurisdictions outside the U.S. The invalidation of all the patents in our pneumococcal portfolio could potentially allow a competitor pneumococcal vaccine into the marketplace.
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
See the “Intellectual Property Rights and Collaboration/Licensing Rights” section of our 2018 Financial Report for additional information about recent losses and expected losses of product exclusivity in the U.S., Europe and/or Japan impacting product revenues.

For additional information, including the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2018 Form 10-K.
We will continue to aggressively defend our patent rights whenever we deem appropriate. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2018 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$135	$101
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The amount in 2018 also reflected a favorable true-up associated with the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods.	50	3

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. We believe that medicines are amongst the most powerful tools for patients in curing, treating and preventing illness and disability, and that all patients should have appropriate access to the medicines their doctors prescribe. We may consider a number of factors when determining a medicine’s price, including, for example, its impact on patients and their disease, other available treatments, the medicine’s potential to reduce other healthcare costs (such as hospital stays), and affordability. Within the U.S., in particular, we may also engage with patients, doctors and healthcare plans regarding their views. We also negotiate with insurers, including PBMs and MCOs, often providing significant discounts to them from the list price. The price that patients pay in the U.S. for the medicines their physicians prescribe is ultimately set by healthcare providers and insurers. On average, in the U.S., insurers impose a higher out-of-pocket burden on patients for prescription medicines than for comparably-priced medical services. We will continue to work with insurance providers, governments and others to improve access to today’s innovative treatments.
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
Consolidation among MCOs has increased the negotiating power of MCOs and other third-party payers. Private third-party payers, as well as governments, increasingly employ formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. Failure to obtain or maintain timely or adequate pricing or favorable formulary placement for our products, or failure to obtain such formulary placement at favorable pricing, could adversely impact revenue.
Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. For example:

•
At the federal level, in May 2018, President Trump released his Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (Blueprint). Pfizer communicated a formal response to the request for information that accompanied the Blueprint, and is participating in the subsequent rule-making process to advance the proposals that are most likely to bring meaningful out-of-pocket cost relief to patients. Certain proposals in the Blueprint, and related drug pricing measures proposed since the Blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry.

•
In October 2018, the Centers for Medicare and Medicaid Services solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs to more closely align with international drug prices.

•
In January 2019, the White House Office of Management and Budget released the long awaited proposed rule submitted by the Office of Inspector General of the Department of Health and Human Services to remove safe harbor protections for drug rebates paid to insurance plans and PBMs for Medicare Part D and Managed Medicaid and to create new safe harbors. Among other changes, the proposed rule would explicitly exclude the reductions in price offered by drug manufacturers to PBMs in Medicare Part D and Managed Medicaid plans from protection under the “discount” safe harbor. It would also create a new safe harbor designed specifically for price reductions in pharmaceutical products, but only those that are fully reflected in the price to the patient at the pharmacy counter. Additionally, a new safe harbor was proposed to protect administrative fees paid to PBMs, which must be at fair market value, a fixed fee and not based upon a percentage of volume or list price. Manufacturers could continue to negotiate price reductions with PBMs and Medicare Part D and Managed Medicaid plans if their reductions meet that criterion. The proposed rule represents a large step toward significantly altering the current rebate model in place with MCOs. Many stakeholders, including Pfizer, submitted comments to the proposed rule. In the interim, we are in the process of evaluating the implications of the proposed rule on our operations and processes, as well as the infrastructure that will be required in order to implement the rule once it is finalized.

•
We continue to see an increase in state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Legal challenges of state legislation are pending. In 2019, we are seeing new proposed legislation regulating drug pricing at the federal level. Collectively, these efforts could further affect demand for, or pricing of, our products.

We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We will continue to work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and ensure access to medicines within an efficient and affordable healthcare system.
There have been significant efforts at the federal and state levels to reform the healthcare system by enhancing access to healthcare, improving the delivery of healthcare and further rationalizing payment for healthcare. For example, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation enacted at the end of 2017 eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the ACA, particularly given the December 2018 ruling in Texas v. Azar to invalidate the law as unconstitutional, and the subsequent decision by the U.S. Department of Justice not to defend the law. At this time, the law remains in effect pending appeals of the decision. Given the outcomes of the 2018 U.S. midterm elections with Democrats taking over the U.S. House of Representatives and Republicans growing their majority in the U.S. Senate, we believe it is unlikely Congress will find bipartisan consensus to advance any significant changes to the ACA until the legal process unfolds. Further, both Senate leadership and the administration have indicated their preference for introducing replacement bills only after the 2020 election. The revenues generated for Pfizer by the health insurance exchanges and Medicaid expansion under the ACA are not material, so the impact of the change in law and similar recent administration actions is expected to be limited. Any future replacement, modification or repeal of the ACA may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. As another example, the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D “coverage gap” from 50% to 70%, will modestly increase our future Medicare Part D rebates. Any future healthcare reform efforts may adversely affect our business and financial results.
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
Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Longer term, we are seeing a shift in focus away from fee-for-service payments towards outcomes-based payments and risk-sharing arrangements that reward providers for cost reductions and improved patient outcomes. These new payment models can, at times, lead to lower prices for, and restricted access to, new medicines. At the same time, these models can also promote utilization of drugs by encouraging physicians to screen and diagnose and consider drugs as a means of forestalling more costly medical interventions.
Outside the U.S., certain governments, including the different EU Member States, China, Japan, Canada and South Korea, have significant power as large single payers to regulate prices and may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, public or private health technology assessments, forced localization as a condition of market access and international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries). As a result, we expect that such pressures on the pricing component of operating results will continue. In addition, the international patchwork of price regulation and differing economic conditions and incomplete value assessments across countries has led to varying health outcomes and some third-party trade in our products between countries.
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
In China, pricing pressures have increased in recent years, and Chinese government officials have consistently emphasized that decreased drug prices will serve as a key indicator of progress towards ambitious healthcare reform goals. While the government provides basic health insurance for the vast majority of Chinese citizens, the insurance is not adequate to cover many innovative medicines and alternative funding sources for innovative medicines remain suboptimal.

In 2017 and 2018, China’s government negotiated with companies to add approximately 60 innovative drugs (mainly oncology medicines) to the National Reimbursement Drug List. Prices for drugs were reduced dramatically through this government-led process. While these negotiations included a path to access for companies, market access is not strictly assured. In addition, significant questions about the processes and negotiations for provincial tendering remain, as well as the need for multi-layered negotiations across provincial, municipal and hospital levels. In the off-patent space, in 2013, China began to implement a quality consistency (QCE) process in order to improve the quality of domestically-manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). In 2018, numerous local generics were officially deemed bioequivalent under the QCE. A pilot project for centralized procurement of 31 categories of drugs covering 11 major Chinese cities now drives patients to generics that have passed the QCE, which has resulted in dramatic price cuts for off-patent drugs. We anticipate these pricing and access reforms will begin to impact our Upjohn operations in China in the second quarter of 2019.

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
For additional information, see the “Regulatory Environment––Pipeline Productivity” and “Competition” sections of our 2018 Financial Report.
The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses of our size, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally.

•
Governments, corporations, and insurance companies, which provide insurance benefits to patients, have implemented increases in cost-sharing and restrictions on access to medicines, potentially causing patients to switch to generic or biosimilar products, delay treatments, skip doses or use less effective treatments. As discussed above, government financing pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through public or private health technology assessments), or other means of cost control. Examples include the different EU Member States, Japan, China, Canada, South Korea and a number of other international markets. The U.S. continues to maintain competitive insurance markets, but has also seen significant increases in patient cost-sharing and growing government influence as government programs continue to grow as a source of coverage.

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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Venezuela and Argentina, can impact our results and financial guidance. For further information about our exposure to foreign currency risk, see the “Analysis of Financial Condition, Liquidity and Capital Resources” and the “Our Financial Guidance for 2019” sections of this MD&A.

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. Formal negotiations officially started in June 2017. After multiple votes in the British Parliament in January and March 2019 failing to approve the draft Brexit withdrawal agreement with the EU, the U.K. government negotiated a delay to the U.K.’s withdrawal until October 31, 2019, with the option of an earlier date if agreement can be reached sooner, so the new date of Brexit is still uncertain. The outcome after Brexit also continues to be uncertain, which may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products. At present, it is still unclear whether and to what extent the U.K. will remain within or aligned to the EU system of medicines regulation, depending on the ultimate outcome of the negotiations. However, both the U.K. and the EU have issued detailed guidance for the industry on how medicines, medical devices and clinical trials will be separately regulated in their respective territories in the event of a ‘hard Brexit’, meaning an outcome where no negotiated settlement is reached.

We generated approximately 2% of our worldwide revenues from the U.K. in 2018 and in the first three months of 2019, including the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date.

Pfizer’s preparations for Brexit, including for a potential ‘hard Brexit’, are well advanced to make the changes necessary to meet all relevant requirements in the EU and the U.K. after Brexit, especially in the regulatory, research, manufacturing and supply chain areas. The principal aim is to ensure the continuity of supply to patients in Europe (EU and the U.K.) and other global markets impacted by these changes. The one-time costs of making these adaptations are currently estimated at approximately $100 million and are expected to be incurred between 2018 and 2021.
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

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our medicines and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We continue to work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize patient access and minimize any adverse impact on our revenues. We remain firmly committed to fulfilling our company’s purpose: Breakthroughs that change patients’ lives. By doing so, we expect to create value for the patients we serve and for our colleagues and shareholders.
Organizing for Growth
We believe our current pipeline is the best pipeline in our history coupled with several new industry-leading medicines that position us well for future growth. Following the impact of the expected patent expiration of Lyrica in the U.S. in June 2019, we expect to enter a period of significantly reduced revenue impact from patent expiries. This confluence of events has given us an opportunity to look at and refine how we organize our business to best achieve sustainable growth and to deliver our medicines and vaccines to the maximum number of people who need them.
At the beginning of our fiscal year 2019, we began to manage our commercial operations through a new global structure consisting of three businesses, each of which is led by a single manager—Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and Pfizer’s Consumer Healthcare business. We designed this new global structure to take advantage of new growth opportunities driven by the evolving and unique dynamics of relevant markets.
See the “Commercial Operations” section below for additional information about each business.
We also reorganized our R&D operations as part of our Organizing for Growth reorganization:

•
The former Worldwide, Research and Development organization is renamed Worldwide Research, Development and Medical (WRDM) as we have created a new Worldwide Medical & Safety organization in WRDM that incorporates the former Chief Medical Office as well as the Worldwide Safety function;

•
The R&D organization within our former Essential Health business has been integrated into the WRDM, GPD and Upjohn organizations, including moving biosimilars into WRDM and GPD and realigning them with the relevant therapeutic areas (e.g., Oncology and Inflammation & Immunology);

•	The Regulatory function has been moved from the WRDM organization into the GPD organization; and

•	Late-stage portfolio spend has been moved from our former Innovative Health business to GPD and from our former Essential Health business to GPD and Upjohn.
We re-aligned our commercial operations in 2019 for a number of reasons, including:

•
Bringing biosimilars into our Oncology and Inflammation & Immunology therapeutic categories gives us the potential to leverage our R&D, regulatory and commercial infrastructure within the Biopharma business to more efficiently bring those assets to market;

•	Creating a business unit that is solely focused on medicines that are used in hospitals can potentially bring greater focus and attention to serving those customers and developing those relationships;

•
Giving Upjohn more autonomy with a focus on maximizing the value of its products, particularly in emerging markets, provides it the opportunity to operate as a standalone business within Pfizer with the potential for sustainable modest growth; and

•
We believe this new structure better positions each business to achieve its growth potential as we transition to a period post-2020 where we expect higher and more sustained revenue growth due to declining LOEs and the potential of our late-stage pipeline.

Biopharma seeks to leverage a strong pipeline, organize around operational growth drivers, and capitalize on trends creating long-term growth opportunities, including:

•	an aging global population that is generating increased demand for innovative medicines that address patients’ unmet needs;

•	advances in both biological science and digital technology that are enhancing the delivery of breakthrough new medicines; and

•	the increasingly significant role of hospitals in healthcare systems.
Urbanization and the rise of the middle class in emerging markets, particularly in Asia, provide growth opportunities for the Upjohn business. Our ability to work collaboratively within local markets and to be fast, focused and flexible is intended to position this business to seize these opportunities. Upjohn has distinct and dedicated manufacturing, marketing, regulatory and, subject to limited exceptions, enabling functions that report directly into the business providing autonomy and positioning Upjohn to operate as a true stand-alone division. We created this new structure to, among other things, position Upjohn to optimize its distinct growth potential and provide us with the flexibility to access further opportunities to enhance value, which we continue to consider.
As we prepare for expected growth, we are focused on creating a simpler, more efficient organization by streamlining structures, process and governance within each business and the functions that support them. As our innovative pipeline matures based on anticipated progression of current trials and the initiation of new pivotal trials, including new trials for medicines we may acquire or in-license, we will need to increase our R&D investments. In addition, as our pipeline potentially delivers new commercialization opportunities, we will need to increase our investments in new-market-creation activities. We are also initiating an enterprise-wide digital effort to accelerate drug development, enhance experiences (patient and physician), and leverage technology and robotics to simplify and automate our processes.
In the fourth quarter of 2018, we took steps to simplify the organization, increase spans of control and reduce organizational layers, which impacted some managerial roles and responsibilities. We also offered enhancements to certain employee benefits for a short period of time. The expenses related to these enhancements for certain employee benefits did not have a material impact on our 2018 results of operations and any expected future impact of these enhancements are reflected in the totality of our annual guidance for 2019. To partially offset the incremental cost increases of increased R&D investments and marketing activities in future periods, we expect to generate cost reduction opportunities, particularly in indirect SI&A.

Commercial Operations

As discussed under “Organizing for Growth”, at the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Biopharma, Upjohn and Consumer Healthcare, each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn and Consumer Healthcare are responsible for their own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets.

Some additional information about our Biopharma and Upjohn business segments follows:

Biopharma is a science-based innovative medicines business that includes six business units – Oncology, Inflammation & Immunology, Rare Disease, Hospital, Vaccines and Internal Medicine. The new Hospital unit commercializes our global portfolio of sterile injectable and anti-infective medicines and includes Pfizer’s contract manufacturing operation, Pfizer CentreOne. We also incorporated our biosimilar portfolio into our Oncology and Inflammation & Immunology business units and certain legacy established products into the Internal Medicine business unit. Each business unit is committed to improving health with our innovative products from prevention to treatment to wellness – at every stage of life in communities across the globe.
Upjohn is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, as well as certain generic medicines.
Select products include: - Prevnar 13/Prevenar 13 - Ibrance - Eliquis - Enbrel (outside the U.S. and Canada) - Xeljanz - Chantix/Champix - Sutent	Select products include: - Lyrica - Lipitor - Norvasc - Celebrex - Viagra - Certain generic medicines
Pfizer’s Consumer Healthcare segment is an over-the-counter medicines business, which we announced on December 19, 2018 will be contributed to, and combined with, GSK’s consumer healthcare business to form a new consumer healthcare joint venture, of which we will own 32%. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2. Assets and Liabilities Held for Sale.
For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements—Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the first-quarter 2019 performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.

Description of Research and Development Operations

Innovation is critical to the success of our company, and drug discovery and development are time-consuming, expensive and unpredictable. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. Our R&D priorities include:

•	delivering a pipeline of differentiated therapies and vaccines with the greatest medical and commercial potential;

•	advancing our capabilities that can position Pfizer for long-term leadership; and

•	creating new models for biomedical collaboration that will expedite the pace of innovation and productivity.
To that end, our R&D primarily focuses on:

•	Inflammation and Immunology;

•	Internal Medicine;

•	Oncology;

•	Rare Diseases;

•	Vaccines; and

•	Hospital.
In January 2018, we announced our decision to end internal neuroscience discovery and early development efforts and re-allocate funding to other areas where we have stronger scientific leadership. The development of tanezumab and potential treatments for rare neuromuscular disorders is not impacted by this decision. In June 2018, we announced our plan to invest up to $600 million in biotechnology and other emerging growth companies through Pfizer Ventures, our venture investment vehicle. For additional information see the Notes to Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Assets and Liabilities Held for Sale, Licensing Arrangements, Research and Development and Collaborative Arrangements, Equity-Method Investments and Privately Held Investment: Divestitures in Pfizer’s 2018 Financial Report.
In 2019, we continue to strengthen our global R&D organization and pursue strategies intended to improve innovation and overall productivity in R&D to achieve a sustainable pipeline that is positioned to deliver value in the near term and over time. Our R&D spending is conducted through a number of matrix organizations:

•
Research Units within our WRDM organization are generally responsible for research and early-stage development assets for our Biopharma business (assets that have not yet achieved proof-of-concept). Our Research Units are organized by therapeutic area to enhance flexibility, cohesiveness and focus. Because of our structure, we are able to rapidly redeploy resources within a Research Unit between various projects as necessary because in many instances the workforce shares similar skills, expertise and/or focus.

•
Our science-based and other platform-services organizations, where a significant portion of our R&D spending occurs, provide technical expertise and other services to the various R&D projects, and are organized into science-based functions (which are part of our WRDM organization), such as Pharmaceutical Sciences, Medicine Design, Worldwide Medical and Safety and non-science-based functions, such as Facilities, Business Technology and Finance. As a result, within each of these functions, we are able to migrate resources among projects, candidates and/or targets in any therapeutic area and in most phases of development, allowing us to react quickly in response to evolving needs.

•
Our R&D organization within the Upjohn business supports the off-patent branded and generic established medicines and helps develop product enhancements, new indications and new market registrations based on these medicines.

•
Our GPD organization is a unified center for clinical development and regulatory activities that is generally responsible for the clinical development strategy and operational execution of clinical trials for both early-stage assets in the WRDM portfolio as well as late-stage assets in the Biopharma portfolio. For WRDM assets, GPD works in close collaboration with the Early Clinical Development group, which has expertise in various disciplines such as Biostatistics, Clinical Pharmacology and Digital Medicine. GPD enables more efficient and effective development and enhances our ability to accelerate and progress assets through our pipeline. GPD also provides operational support to Upjohn for select clinical development and regulatory activities.

We manage R&D operations on a total-company basis through our matrix organizations described above. Specifically, a portfolio governance committee, comprised of senior executives, is accountable for aligning resources among all of our WRDM, GPD and Biopharma R&D projects and for seeking to ensure optimal capital allocation across the innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility. Our Upjohn R&D organization manages its resources separately from the WRDM and GPD organizations.

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

For additional information about R&D by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A. For additional information about our pending new drug applications and supplemental filings, see the “Analysis of the Consolidated Statements of Income––Product Developments––Biopharmaceutical” section of this MD&A. For additional information about recent transactions and strategic investments that we believe have the potential to advance our pipeline, see the “Our Business Development Initiatives” section of this MD&A.

Intellectual Property Rights
We continue to aggressively defend our patent rights against increasingly aggressive infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity. Also, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by other companies that we believe were improperly granted. Such challenges may include negotiation and litigation, which may not always be successful. For additional information about our current efforts to enforce our intellectual property rights and certain other patent proceedings, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see Part I, Item 1A, “Risk Factors––Risks Related to Intellectual Property” in our 2018 Form 10-K.
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

Increasing Investment in the U.S.––After evaluating the expected positive net impact the TCJA will have on us, in early 2018, we decided to take several actions:

•
Over the five-year period from 2018 through 2022, we plan to invest approximately $5.0 billion in capital projects in the U.S., including the strengthening of our manufacturing presence in the U.S. As part of this plan, in July 2018, we announced that we will increase our commitment to U.S. manufacturing with a $465 million investment to build one of the most technically advanced sterile injectable pharmaceutical production facilities in the world in Portage, Michigan. This U.S. investment will strengthen our capability to produce and supply critical, life-saving injectable medicines for patients around the world. Known as Modular Aseptic Processing, the new, multi-story, 400,000-square-foot production facility will also support the area economy by creating an estimated 450 new jobs over the next several years.

•	We made a $500 million voluntary contribution to the U.S. Pfizer Consolidated Pension Plan in February 2018.

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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen our businesses and their capabilities, such as our acquisitions of Medivation, Anacor and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses. The more significant recent transactions and events are described below:

•
Acquisition of Therachon Holding AG (Biopharma)––On May 8, 2019, we announced that we entered into a definitive agreement to acquire all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia and SBS. Prior to the closing of the transaction with us, Therachon will spin-off its SBS development program into a separate, independent company. Under the terms of the agreement, we will acquire Therachon for $340 million upfront with an additional $470 million in payments contingent on the achievement of key milestones in the development and commercialization of TA-46 for the treatment of achondroplasia, a genetic condition and the most common form of short-limbed dwarfism. We previously purchased a minority stake in Therachon in the third quarter of 2018 for a payment of $5 million. Following the acquisition, Therachon will be our wholly-owned subsidiary. We do not expect this transaction to have any significant impact on our 2019 financial performance.

•
Agreement to Form a New Consumer Healthcare Joint Venture (Consumer Healthcare)––On December 19, 2018, we announced that we entered into a definitive agreement with GSK under which we and GSK agreed to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture that will operate globally under the GSK Consumer Healthcare name. The joint venture is expected to be a category leader in pain relief, respiratory, vitamin and mineral supplements, digestive health, skin health and therapeutic oral health and will be the largest global OTC consumer healthcare business. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Assets and Liabilities Held for Sale.

For a description of the more significant recent transactions through February 28, 2019, the filing date of our 2018 Form 10-K, see the “Our Business Development Initiatives” section of our 2018 Financial Report.
Our Financial Guidance for 2019
On April 30, 2019, we updated our 2019 financial guidance, which continues to reflect a full year of revenue and expense contributions from our Consumer Healthcare business.

•	Guidance for Adjusted Other (income)/deductions was increased by $100 million, primarily due to milestone income recorded in the first quarter of 2019; and

•
The midpoint of the guidance range for Adjusted diluted EPS was increased by $0.01 to an updated range of $2.83 to $2.93, reflecting a $0.03 operational improvement, primarily due to the aforementioned increase to the guidance for Adjusted Other (income)/deductions, partially offset by unfavorable changes in foreign exchange rates since mid-January 2019, which had an incremental negative impact of $0.02.

The following table provides our financial guidance for full-year 2019(a), (b):
Revenues	$52.0 to $54.0 billion
Adjusted cost of sales as a percentage of revenues	20.8% to 21.8%
Adjusted selling, informational and administrative expenses	$13.5 to $14.5 billion
Adjusted research and development expenses	$7.8 to $8.3 billion
Adjusted other (income)/deductions	Approximately $200 million of income
(previously approximately $100 million of income)
Effective tax rate on adjusted income	Approximately 16.0%
Adjusted diluted EPS	$2.83 to $2.93
(previously $2.82 to $2.92)

(a)	The 2019 financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of March 31, 2019, including any one-time upfront payments associated with such transactions.

•
Reflects an anticipated negative revenue impact of $2.6 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Exchange rates assumed are a blend of the actual exchange rates in effect through first-quarter 2019 and mid-April 2019 rates for the remainder of the year. Reflects the anticipated unfavorable impact of approximately $1.1 billion on revenues and approximately $0.08 on adjusted diluted EPS as a result of changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2018.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 5.7 billion shares, which reflects the weighted-average impact of share repurchases totaling $8.9 billion executed in the first quarter of 2019. Dilution related to share-based employee compensation programs is currently expected to offset the reduction in shares associated with these share repurchases by approximately half.

(b)
For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

Pfizer does not provide guidance for GAAP Reported financial measures (other than revenues) or a reconciliation of forward-looking non-GAAP financial measures to the most directly comparable GAAP Reported financial measures on a forward-looking basis because it is unable to predict with reasonable certainty the ultimate outcome of pending litigation, unusual gains and losses, acquisition-related expenses, net gains or losses on investments in equity securities and potential future asset impairments without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP Reported results for the guidance period.

For information about our actual costs and anticipated costs and cost savings associated with our 2017-2019 initiatives and Organizing for Growth, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Our 2019 financial guidance is subject to a number of factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; and Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2018 Financial Report. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: (i) Acquisitions (Note 1D); (ii) Fair Value (Note 1E); (iii) Revenues (Note 1G ); (iv) Asset Impairments (Note 1L); (v) Tax Assets and Liabilities and Income Tax Contingencies (Note 1P); (vi) Pension and Postretirement Benefit Plans (Note 1Q); and Legal and Environmental Contingencies (Note 1R).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2018 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions in our 2018 Financial Report for a discussion about the risks associated with estimates and assumptions.
For a discussion of recently adopted accounting standards, see Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	March 31, 2019	April 1, 2018	% Change
Revenues	$13,118	$12,906	2

Cost of sales(a)	2,433	2,563	(5)
% of revenues	18.5%	19.9%

Selling, informational and administrative expenses(a)	3,339	3,412	(2)
% of revenues	25.5%	26.4%

Research and development expenses(a)	1,703	1,743	(2)
% of revenues	13.0%	13.5%

Amortization of intangible assets	1,183	1,196	(1)
% of revenues	9.0%	9.3%

Restructuring charges and certain acquisition-related costs	46	43	7
% of revenues	0.4%	0.3%

Other (income)/deductions––net	92	(178)	*
Income from continuing operations before provision for taxes on income	4,323	4,127	5
% of revenues	33.0%	32.0%

Provision for taxes on income	433	556	(22)
Effective tax rate	10.0%	13.5%

Income from continuing operations	3,889	3,571	9
% of revenues	29.6%	27.7%

Discontinued operations––net of tax	—	(1)	*

Net income before allocation to noncontrolling interests	3,889	3,570	9
% of revenues	29.6%	27.7%

Less: Net income attributable to noncontrolling interests	6	9	(41)
Net income attributable to Pfizer Inc.	$3,884	$3,561	9
% of revenues	29.6%	27.6%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.69	$0.60	15
Net income attributable to Pfizer Inc. common shareholders	$0.69	$0.60	15

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.68	$0.59	15
Net income attributable to Pfizer Inc. common shareholders	$0.68	$0.59	15
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Revenues by Operating Segment and Geography

The following graphs show revenues by operating segment and geography:

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	% Change in Revenues
Operating Segments(a):
Biopharma	$9,185	$8,881	$4,521	$4,388	$4,664	$4,493	3	3	4
Upjohn	3,075	3,120	1,213	1,408	1,861	1,712	(1)	(14)	9
Consumer Healthcare	858	905	440	479	418	427	(5)	(8)	(2)
Total revenues	$13,118	$12,906	$6,175	$6,275	$6,943	$6,631	2	(2)	5

(a)
For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Revenues––First Quarter of 2019 vs. First Quarter of 2018

The following provides an analysis of the worldwide change in revenues by geographic areas in the first quarter of 2019:
	Three Months Ended March 31, 2019
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$763	$278	$485
Growth from Lipitor, Norvasc and Celebrex, primarily in emerging markets, driven by strong, volume-driven operational growth in China	237	(8)	244
Lower revenues for Viagra and Upjohn's authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(97)	(111)	13
Lower revenues for the Hospital business primarily in the U.S., mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity	(71)	(68)	(3)
Lower revenues for certain rare disease products, including the hemophilia franchises (BeneFIX and Refacto AF/Xyntha) primarily due to competitive pressures, and Genotropin in the U.S., primarily due to unfavorable channel mix	(52)	(25)	(27)
Lower revenues for Greenstone, Upjohn's authorized generic subsidiary, primarily due to continued industry-wide pricing challenges in the U.S., excluding revenues for Upjohn's authorized generic for Viagra in the U.S.	(28)	(30)	1
Lower revenues for Consumer Healthcare	(19)	(38)	19
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting wholesaler destocking in advance of anticipated generic competition beginning on June 30, 2019, and in developed Europe, reflecting continued generic competition	(18)	(18)	—
Other operational factors, net	(50)	(82)	32
Operational growth/(decline), net	664	(100)	764

Unfavorable impact of foreign exchange	(453)	—	(453)
Revenues increase/(decrease)	$211	$(100)	$311

(a)
Certain key brands represent Eliquis, Ibrance, Prevnar 13/Prevenar 13 and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion" section of this MD&A for product analysis information.

Emerging markets revenues increased $243 million, or 8%, in the first quarter of 2019 to $3.3 billion from $3.1 billion, reflecting an operational increase of $531 million, or 17%. Foreign exchange had an unfavorable impact of approximately 9% on emerging markets revenues. The operational increase in emerging markets was driven by Lipitor, Norvasc and Celebrex in our Upjohn segment, as well as Prevenar 13, Ibrance and Enbrel in our Biopharma segment.

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

The following table provides information about revenue deductions:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Medicare rebates(a)	$434	$398
Medicaid and related state program rebates(a)	568	495
Performance-based contract rebates(a), (b)	889	760
Chargebacks(c)	1,556	1,611
Sales allowances(d)	1,360	1,328
Sales returns and cash discounts	327	346
Total(e)	$5,134	$4,939

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended March 31, 2019, associated with the following segments: Biopharma ($2.7 billion), Upjohn ($2.2 billion) and Other ($0.2 billion). For the three months ended April 1, 2018, associated with the following segments: Biopharma ($2.4 billion), Upjohn ($2.4 billion) and Other ($0.2 billion).

Total revenue deductions for the first quarter of 2019 increased 4% compared to the first quarter of 2018, primarily as a result of:

•	an increase in performance-based contract rebates primarily in the U.S. due to increased sales of certain Biopharma products;

•	an increase in Medicaid and related state program rebates, primarily as a result of increased sales of Biopharma products through these programs; and

•	an increase in Medicare rebates driven by increased sales of Biopharma products through this channel.
For information on our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts, including the balance sheet classification of these accruals, see Notes to Condensed Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues and Trade Accounts Receivable.
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

•	Prevnar 13/Prevenar 13 (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$878	$826	6
International	608	555	10	16
Worldwide revenues	$1,486	$1,380	8	10
The growth in the U.S. was primarily due to higher government purchases for the pediatric indication, partially offset by the continued decline in revenues for the adult indication due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults aged 65 years and older who have not been previously vaccinated with Prevnar 13), compared to the prior-year period.

The operational growth internationally was primarily due to the favorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets, as well as higher volumes resulting from increased shipments associated with Gavi, the Vaccine Alliance and from the second quarter 2017 launch in China. This growth was partially offset by the non-recurrence of volumes associated with an adult national immunization program in first quarter 2018.
In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. The CDC regularly monitors the impact of vaccination and reviews the recommendations. During the February 2019 ACIP meeting, the CDC presented a formal evaluation of evidence to the recommendation framework (grading) for ACIP’s input. The CDC also committed to gathering additional data in June 2019 to support a potential vote on the maintenance of the 65 years and older recommendation. A vote may occur at the June 2019 ACIP meeting or later. A potential adverse change in the ACIP recommendation would negatively impact future Prevnar 13 revenues. We continue to generate and publish data and communicate with the ACIP on the burden of pneumococcal disease and Prevnar 13 vaccine effectiveness and safety.

•	Lyrica (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$889	$907	(2)
International	298	307	(3)	—
Worldwide revenues	$1,186	$1,213	(2)	(1)
The decline in the U.S. was primarily due to lower volumes reflecting wholesaler destocking in advance of anticipated generic competition beginning on June 30, 2019, partially offset by favorable U.S. rebates and chargebacks.
The de minimis international operational increase was primarily due to increased volumes in Japan attributable to growth in the orally dissolving tablet formulation, offset by generic competition in developed Europe markets and pricing pressures across developed international markets.

•	Ibrance (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$741	$726	2
International	392	207	90	*
Worldwide revenues	$1,133	$933	21	25
The worldwide operational growth reflects continued strong uptake in international markets following launches in developed Europe, Japan and certain emerging markets, as well as growth in the U.S., reflecting continued moderating volumes in the approved metastatic breast cancer indications.

•
Eliquis alliance revenues and direct sales (Biopharma): Eliquis has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets. BMS supplies the product to us at cost, plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$601	$435	38
International	410	330	24	33
Worldwide revenues	$1,011	$765	32	36

The worldwide operational growth was primarily driven by continued increased adoption in non-valvular atrial fibrillation, as well as oral anti-coagulant market share gains.

•	Lipitor (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$21	$29	(26)
International	601	483	25	31
Worldwide revenues	$622	$511	22	28
The worldwide operational growth was primarily due to increased demand in China driven by investments in geographic expansion and timing of shipments in Vietnam, partially offset by pricing pressures in China and developed markets.

•	Enbrel (Biopharma, outside the U.S. and Canada):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$—	$—	—
International	451	506	(11)	(3)
Worldwide revenues	$451	$506	(11)	(3)
The worldwide operational decline was primarily due to ongoing biosimilar competition in most developed Europe markets, which is expected to continue.

•	Xeljanz (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$298	$253	18
International	125	72	72	89
Worldwide revenues	$423	$326	30	34
The growth in the U.S. was primarily driven by increased adoption among rheumatologists, growing awareness among patients and improvements in payer access and from the launches of the PsA indication in the first quarter of 2018 and UC indication in the third quarter of 2018, partially offset by higher rebating and unfavorable channel mix in the first quarter of 2019.
The operational growth internationally was primarily driven by increased adoption among rheumatologists in Germany, Japan, Canada and emerging markets for the RA indication and from the recent launch of the UC indication in certain developed markets.

•	Norvasc (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$10	$9	10
International	289	246	17	24
Worldwide revenues	$300	$256	17	24
The worldwide operational growth was primarily due to increased demand in China driven by investments in geographic expansion, partially offset by pricing pressures in China and lower demand across certain other emerging markets.

•	Chantix/Champix (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$212	$188	13
International	61	64	(4)	1
Worldwide revenues	$273	$251	8	10
The growth in the U.S. was primarily due to increased volume, improved patient access and positive price impact. The operational growth internationally was primarily driven by growth in emerging markets, partially offset by generic entry in South Korea and Canada.

•	Sutent (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$71	$88	(19)
International	161	174	(8)	1
Worldwide revenues	$232	$262	(12)	(6)
The worldwide operational decline in revenues reflects continuous erosion as a result of increased competition in developed markets, primarily in the U.S.

•	Sulperazon (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$—	$—	—
International	177	168	5	11
Worldwide revenues	$177	$168	5	11
The international operational growth was primarily due to increased demand in China.

•	Celebrex (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$15	$16	(6)
International	159	129	23	27
Worldwide revenues	$174	$145	20	23
The worldwide operational growth was primarily due to increased volumes in China driven by investments in geographic expansion and increased demand in Japan as well as other Asian markets.

•	The Premarin family of products (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$158	$180	(12)
International	10	11	(6)	1
Worldwide revenues	$168	$191	(12)	(12)
The worldwide operational decline was primarily driven by competitive pressures in the U.S.

•
Xtandi alliance revenues (Biopharma): Xtandi is being developed and commercialized through a collaboration with Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. Pfizer and Astellas also share certain development and other collaboration expenses, and Pfizer receives tiered royalties as a percentage of international Xtandi net sales (recorded in Other (income)/deductions—net).

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$168	$159	6
International	—	—	—	—
Worldwide revenues	$168	$159	6	6
The growth in the U.S. was primarily driven by increased demand for Xtandi in metastatic (mCRPC) and non-metastatic (nmCRPC) castration-resistant prostate cancer, partially offset by higher patient assistance programs (PAP) utilization in the first quarter of 2019, compared to the same period in 2018.

•	Viagra (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$40	$88	(55)
International	105	99	7	14
Worldwide revenues	$145	$187	(22)	(19)
The decline in the U.S. was primarily due to the loss of exclusivity in December 2017, contributing to lower volumes and pricing pressures.
The operational growth internationally was primarily due to increased demand in China driven by investments in geographic expansion, partially offset by pricing pressures in China.

•	Inflectra/Remsima (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$57	$55	5
International	81	90	(10)	(4)
Worldwide revenues	$138	$145	(4)	—
The worldwide operational decline was due to pricing pressures in certain markets, partially offset by continued uptake in certain channels in the U.S., as well as in certain developed markets in Europe, Canada and Australia.
Inflectra uptake in the U.S. is being driven by a number of factors, including purchases by closed systems (i.e., entities that act as both a purchaser and a payor), which value long-term savings over short-term rebating, and consistent reimbursement in Medicare. To date, reimbursement coverage has been mixed overall. While we achieved 100% Medicare coverage, in the face of exclusionary conduct by J&J, we have experienced access challenges among commercial payers where our lower priced product has not received access at parity to the innovator product. We will continue to work with commercial payers to enable greater access for Inflectra. Additionally, in September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade® (infliximab) violate federal antitrust laws.

•	Xalkori (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$34	$42	(19)
International	88	110	(20)	(14)
Worldwide revenues	$123	$153	(20)	(16)

The worldwide operational decline was primarily due to volume declines in the ALK indication across certain developed markets, primarily in the U.S. and certain markets in developed Europe, due to competitive pressures.

•	Inlyta (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$33	$28	17
International	40	46	(12)	(4)
Worldwide revenues	$73	$74	(1)	4
The worldwide operational growth was primarily due to increased demand in the U.S., as well as the impact of inclusion of Inlyta in the National Reimbursement Drug Listing in China at the end of 2018, partially offset by the decline in other developed markets outside the U.S., due to increased competition.

•	Eucrisa (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$22	$26	(14)
International	—	—	—	—
Worldwide revenues	$22	$26	(12)	(12)
The U.S. decline was primarily driven by unfavorable channel mix and a one time nonrecurring favorable rebate adjustment in the first quarter of 2018, partially offset by growth in prescription demand.

•	Alliance revenues (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	Total	Oper.
U.S.	$775	$602	29
International	314	253	24	31
Worldwide revenues	$1,090	$855	27	29
The worldwide operational growth was mainly due to increases in Eliquis and Xtandi alliance revenues discussed above.

◦
Bavencio (Biopharma) is being developed and commercialized in collaboration with Merck KGaA. Both companies jointly fund the majority of development and commercialization costs, and split equally any profits generated from selling any products containing avelumab from this collaboration. Bavencio is currently approved in metastatic MCC in the U.S., Europe and Japan and select other markets, as well as in second line treatment of locally advanced or metastatic urothelial carcinoma in the U.S.

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

A comprehensive update of Pfizer’s development pipeline was published as of April 30, 2019 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Vyndaqel (tafamidis meglumine)	Treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis (ATTR-CM) in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Vyndamax (tafamidis)	Treatment of the cardiomyopathy of wild-type or hereditary ATTR-CM in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Trazimera (trastuzumab-qyyp)(a)	A biosimilar to Herceptin® (trastuzumab) for all eligible indications of the reference product	March 2019
Daurismo (glasdegib)	Treatment of newly-diagnosed acute myeloid leukemia in adult patients who are 75 years or older or who have comorbidities that preclude use of intensive induction chemotherapy	November 2018
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
September 2018
Nivestym (filgrastim-aafi)(b)	A biosimilar to Neupogen® (filgrastim) for all eligible indications of the reference product	July 2018
Xtandi (enzalutamide)	Treatment of men with non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas	July 2018
Xeljanz (tofacitinib)	Treatment of adult patients with moderately to severely active UC	May 2018
Retacrit (epoetin alfa-epbx)(c)	A biosimilar to Epogen® and Procrit® (epoetin alfa) for all indications of the reference product	May 2018

(a)	Herceptin® is a registered trademark of Genentech, Inc.

(b)	Neupogen® is a registered trademark of Amgen Inc.

(c)	Epogen® is a registered U.S. trademark of Amgen Inc.; Procrit® is a registered U.S. trademark of J&J.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1, in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany
February 2019
PF-06410293(a)	A potential biosimilar to Humira® (adalimumab)	January 2019
PF-05280586(b)	A potential biosimilar to Rituxan® (rituximab)	September 2018
PF-06439535(c)	A potential biosimilar to Avastin® (bevacizumab)	August 2018
Vyndaqel (tafamidis meglumine)(d)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

(b)	Rituxan® is a registered trademark of Biogen MA Inc.

(c)	Avastin® is a registered trademark of Genentech, Inc.

(d)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to this tafamidis NDA. The FDA has requested the completion of a second efficacy study, and also has asked for additional information on the data within the current tafamidis NDA. Pfizer has completed study B3461028, a global Phase 3 study to support the new indication of transthyretin amyloid cardiomyopathy, which includes patients with wild type and variant transthyretin. We are working with the FDA to identify next steps.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Lorviqua (lorlatinib)	Application approved in the EU as monotherapy, for the treatment of adult patients with ALK- positive advanced non-small cell lung cancer whose disease has progressed after: • alectinib or ceritinib as the first ALK tyrosine kinase inhibitor (TKI) therapy; or • crizotinib and at least one other ALK TKI	May 2019	—
Vizimpro (dacomitinib)	Application approved in the EU as monotherapy for the first-line treatment of adult patients with locally advanced or metastatic non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ	April 2019	—
Bavencio (avelumab)	Application filed in the EU for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	March 2019
Vyndaqel (tafamidis meglumine)	Application approved in Japan for treatment of transthyretin amyloid cardiomyopathy	March 2019	—
Zirabev(a)	Application approved in the EU for a biosimilar to Avastin® (bevacizumab) for the treatment of metastatic carcinoma of the colon or rectum, metastatic breast cancer, unresectable advanced, metastatic or recurrent NSCLC, advanced and/or metastatic renal cell cancer and persistent, recurrent, or metastatic carcinoma of the cervix	February 2019	—
Vyndaqel (tafamidis free acid)	Application filed in the EU for the treatment of adults with transthyretin amyloid cardiomyopathy	—	January 2019
Bavencio (avelumab)	Application filed in Japan for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	January 2019
Vizimpro (dacomitinib)	Application approved in Japan for the treatment of patients with locally advanced or metastatic non-small cell lung cancer with EGFR mutations, which is being developed in collaboration with SFJ	January 2019	—
PF-06410293(b)	Application filed in the EU for a potential biosimilar to Humira® (adalimumab)	—	November 2018
Xtandi (enzalutamide)	Application approved in the EU for treatment of adult men with high-risk non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas	October 2018	—
Trastuzumab BS for IV Infusion 60mg/150mg “Pfizer”(c)	Application approved in Japan for a biosimilar to Herceptin® (trastuzumab)	September 2018	—
Lorbrena (lorlatinib)	Application approved in Japan for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitor	September 2018	—
PF-05280586(d)	Application filed in the EU for a potential biosimilar to Rituxan® (rituximab)	—	August 2018
Xeljanz (tofacitinib)	Application approved in the EU for the treatment of adult patients with moderately to severely active UC who have had an inadequate response, lost response, or were intolerant to either conventional therapy or a biologic agent	July 2018	—
Trazimera(c)	Application approved in the EU for a biosimilar to Herceptin® (trastuzumab) for the treatment of human epidermal growth factor (HER2) overexpressing breast cancer and HER2 overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma	July 2018	—
Infliximab BS for IV Infusion 100mg “Pfizer”(e)	Application approved in Japan for a biosimilar to Remicade® (infliximab)	July 2018	—
Xeljanz (tofacitinib)	Application approved in the EU for Xeljanz in combination with methotrexate for the treatment of active PsA in adult patients who have had an inadequate response or who have been intolerant to a prior disease-modifying antirheumatic drug therapy	June 2018	—
talazoparib(f)	Application filed in the EU for the treatment of patients with germline BRCA-mutated advanced breast cancer	—	June 2018
Xeljanz (tofacitinib)	Application approved in Japan for the treatment of UC	May 2018	—
crisaborole	Application filed in the EU for the treatment of mild-to-moderate atopic dermatitis	—	May 2018
Xeljanz (tofacitinib)	Application filed in the EU for modified release 11mg tablet for RA	—	March 2018

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Avastin® is a registered trademark of Genentech, Inc.

(b)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

(c)	Herceptin® is a registered trademark of Genentech, Inc.

(d)	Rituxan® is a registered trademark of Biogen MA Inc.

(e)
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

(f)
In April 2019, the EMA’s Committee for Medicinal Products for Human Use adopted a positive opinion recommending marketing authorization for talazoparib as monotherapy for the treatment of adult patients with germline breast cancer susceptibility gene (gBRCA) 1/2-mutations, who have human epidermal growth factor receptor 2-negative (HER2-) locally advanced (LA) or metastatic breast cancer (MBC).

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/
gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Daurismo (glasdegib)	A smoothened inhibitor, in combination with azacitidine, for the treatment of acute myeloid leukemia
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Lorbrena (lorlatinib)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the first-line treatment of patients with ALK-positive advanced non-small cell lung cancer
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis
Xtandi (enzalutamide)	Treatment of non-metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Xtandi (enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Talzenna (talazoparib)	An oral PARP inhibitor, in combination with Xtandi (enzalutamide), for the treatment of metastatic castration-resistant prostate cancer
In March 2019, we and our partner Merck KGaA, Germany, announced the discontinuation of the Phase III JAVELIN Ovarian PARP 100 study evaluating the efficacy and safety of avelumab in combination with chemotherapy followed by maintenance therapy of avelumab in combination with talazoparib, versus an active comparator in treatment-naïve patients with locally advanced or metastatic ovarian cancer (Stage III or Stage IV). The alliance has notified health authorities and trial investigators of the decision to discontinue the trial. The decision was based on several emerging factors since the trial's initiation, including the previously announced interim results from JAVELIN Ovarian PARP 100. The alliance determined that the degree of benefit observed with avelumab in frontline ovarian cancer in that study does not support continuation of the JAVELIN Ovarian PARP 100 trial in an unselected patient population and emphasizes the need to better understand the role of immunotherapy in ovarian cancer. Additional factors include the rapidly changing treatment landscape and the approval of a PARP inhibitor in the frontline maintenance setting. The decision to discontinue the JAVELIN Ovarian PARP 100 trial was not made for safety reasons.
In February 2019, the company took steps to transition rheumatoid arthritis study patients who were on tofacitinib 10 mg twice daily to tofacitinib 5 mg twice daily in the FDA post-marketing requirement study A3921133, a study performed in patients considered to be at high risk for certain side effects. This action was taken as the result of notification from the tofacitinib Rheumatology Data Safety Monitoring Board of a safety signal regarding the tofacitinib 10 mg twice daily treatment arm in study A3921133. The 5 mg twice daily dose is the FDA approved dose in the U.S. for adult patients with moderate to severe rheumatoid arthritis. We continue to evaluate the information.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
aztreonam-avibactam (PF-06947387)
A beta lactam/beta lactamase inhibitor for the treatment of patients with infections caused by Gram-negative bacteria, including those that produce metallo-beta-lactamases, for which there are limited or no treatment options

fidanacogene elaparvovec (PF-06838435)	An investigational gene therapy for the treatment of hemophilia B
PF-06482077
A 20-Valent pneumococcal conjugate vaccine for the prevention of invasive pneumococcal disease and pneumonia caused by Streptococcus pneumoniae serotypes covered by the vaccine in adults 18 years of age and older

PF-06651600	A Janus kinase 3 (JAK3) inhibitor for the treatment of patients with moderate to severe alopecia areata
PF-04965842	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile disease
rivipansel (GMI-1070)	A pan-selectin inhibitor for the treatment of acute vaso-occlusive crises associated with sickle cell disease in patients aged 6 years and above, which was licensed from GlycoMimetics Inc.
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly
Additional product-related programs are in various stages of discovery and development.

Costs and Expenses

Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Cost of sales	$2,433	$2,563	(5)
As a percentage of Revenues	18.5%	19.9%
Cost of sales decreased $130 million, or 5%, in the first quarter of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $212 million; and

•	the favorable impact of hedging activity on intercompany inventory of $73 million, partially offset by:

•	net increased sales volumes, primarily in the U.S., China and Japan; and

•	an unfavorable change in product mix.
The decrease in Cost of sales as a percentage of revenues in the first quarter of 2019, compared to the same period in 2018, was primarily due to all of the factors discussed above, as well as an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Selling, informational and administrative expenses	$3,339	$3,412	(2)
As a percentage of Revenues	25.5%	26.4%
SI&A expenses decreased $73 million, or 2%, in the first quarter of 2019, compared to the same period in 2018, primarily due to:

•	lower advertising, promotional and field force expenses in developed markets, primarily related to Lyrica in the U.S.;

•	the non-recurrence of a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, of $108 million, in the aggregate, in the first quarter of 2018; and

•	the favorable impact of foreign exchange of $88 million,
partially offset by:

•	additional investment across several of our products, primarily Xeljanz, Eliquis and Vyndaqel;

•	the non-recurrence of a favorable true-up of healthcare reform expenses in the first quarter of 2018; and

•	additional investments in China.
Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Research and development expenses	$1,703	$1,743	(2)
As a percentage of Revenues	13.0%	13.5%
R&D expenses decreased $41 million, or 2%, in the first quarter of 2019, compared to the same period in 2018, primarily due to:

•	decreased spending on our Oncology portfolio, as select programs have reached completion;

•	decreased costs due to timing of ongoing worldwide R&D projects and realized benefits of cost savings initiatives;

•	the discontinuation of the Staphylococcus aureus vaccine trial; and

•	the favorable impact of foreign exchange,
partially offset by:

•	increased investments towards building new capabilities and driving automation; and

•	the timing of milestone activity.

For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Amortization of intangible assets	$1,183	$1,196	(1)
As a percentage of Revenues	9.0%	9.3%
See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Restructuring credits—acquisition-related costs(a)	$(9)	$(8)	14
Restructuring charges/(credits)—cost reduction initiatives(b)	19	(2)	*
Restructuring charges/(credits)	10	(9)	*
Integration costs(c)	36	52	(32)
Restructuring charges and certain acquisition-related costs	46	43	7
Net periodic benefit costs	6	32	(80)
Additional depreciation—asset restructuring	13	17	(25)
Total implementation costs	26	39	(32)
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$92	$131	(30)
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Restructuring credits––acquisition-related costs include employee termination costs, asset impairments and other exit costs associated with business combinations. Credits for the first quarter of 2019 were due to the reversal of previously recorded accruals for employee termination costs and asset impairments related to our acquisition of Hospira. Credits for the first quarter of 2018 were primarily due to the reversal of previously recorded accruals for exit costs related to our acquisition of Hospira.

(b)
Restructuring charges/(credits)––cost reduction initiatives relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions. For the first quarter of 2019, the charges were primarily related to asset write downs. For the first quarter of 2018, the credits were mostly related to reserve releases for cost-reduction programs, partially offset by exit costs.

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

2017-2019 Initiatives and Organizing for Growth
During 2018, as we reviewed our business opportunities and challenges and the way in which we think about our business operations, we determined that at the start of our 2019 fiscal year, we would begin operating under our new commercial structure, which reorganizes our operations into three businesses––Biopharma, a science-based innovative medicines business; Upjohn, a global, primarily off-patent branded and generic established medicines business; and a Consumer Healthcare business. To operate effectively in this structure and position ourselves for future growth, we are focused on creating a simpler, more efficient operating structure within each business as well as the functions that support them. Beginning in the fourth quarter of 2018, we reviewed previously planned initiatives and new initiatives to ensure that there was alignment around our new structure and have combined the 2017-2019 initiatives with our current Organizing for Growth initiatives to form one cohesive plan. For the combined programs, to achieve targeted savings of approximately $1.9 billion, we expect to incur approximately $2.2 billion in costs over the three-year period 2017-2019. Of this amount, we expect approximately 50% to be related to manufacturing operations, and we expect approximately 20% of the charges to be non-cash. Anticipated savings through 2020 associated with the Organizing for Growth initiatives of approximately $500 million will be reinvested in our R&D pipeline and in selling and marketing to support our current and recently launched products and indications. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Other (income)/deductions––net	$92	$(178)	*
* Calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
Provision for Taxes on Income

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Provision for taxes on income	$433	$556	(22)
Effective tax rate on continuing operations	10.0%	13.5%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.
Non-GAAP Financial Measure (Adjusted Income)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, vaccines and consumer healthcare (OTC) products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2018 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, substitutes for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

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
See the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2018 Financial Report for additional information.
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2019 and 2018 below.
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
Beginning in 2019, we exclude the net gains and losses on investments in equity securities from our measure of Adjusted income because of their inherent volatility, which we do not control and cannot predict with any level of certainty and because we do not believe that including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. We have revised Adjusted income and Adjusted diluted EPS for the first quarter of 2018 to conform with our 2019 presentation.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended March 31, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,118	$—	$—	$—	$—	$13,118
Cost of sales	2,433	4	—	—	(22)	2,415
Selling, informational and administrative expenses	3,339	1	(1)	—	(27)	3,311
Research and development expenses	1,703	1	—	—	(11)	1,693
Amortization of intangible assets	1,183	(1,120)	—	—	—	63
Restructuring charges and certain acquisition-related costs	46	—	(27)	—	(19)	—
Other (income)/deductions––net	92	76	—	—	(303)	(135)
Income from continuing operations before provision for taxes on income	4,323	1,038	28	—	382	5,771
Provision for taxes on income(b)	433	224	5	—	212	875
Income from continuing operations	3,889	814	23	—	171	4,896
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	6	—	—	—	—	6
Net income attributable to Pfizer Inc.	3,884	814	23	—	171	4,891
Earnings per common share attributable to Pfizer Inc.––diluted	0.68	0.14	—	—	0.03	0.85
See end of tables for notes (a) and (b).

	Three Months Ended April 1, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,906	$—	$—	$—	$—	$12,906
Cost of sales	2,563	(1)	(3)	—	(23)	2,536
Selling, informational and administrative expenses	3,412	—	—	—	(126)	3,286
Research and development expenses	1,743	1	—	—	(6)	1,739
Amortization of intangible assets	1,196	(1,126)	—	—	—	71
Restructuring charges and certain acquisition-related costs	43	—	(45)	—	2	—
Other (income)/deductions––net	(178)	(96)	—	—	70	(204)
Income from continuing operations before provision for taxes on income	4,127	1,221	48	—	83	5,479
Provision for taxes on income(b)	556	239	8	—	112	915
Income from continuing operations	3,571	982	40	—	(29)	4,564
Discontinued operations––net of tax	(1)	—	—	1	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	3,561	982	40	1	(29)	4,555
Earnings per common share attributable to Pfizer Inc.––diluted	0.59	0.16	0.01	—	—	0.75

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 15.2% in the first quarter of 2019, compared to 16.7% in the first quarter of 2018. The decrease was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years, and the expiration of certain statutes of limitations.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,042	$1,221
Cost of sales	(4)	1
Total purchase accounting adjustments––pre-tax	1,038	1,221
Income taxes(b)	(224)	(239)
Total purchase accounting adjustments––net of tax	814	982
Acquisition-related costs
Restructuring credits(c)	(9)	(8)
Integration costs(c)	36	52
Additional depreciation––asset restructuring(d)	1	3
Total acquisition-related costs––pre-tax	28	48
Income taxes(e)	(5)	(8)
Total acquisition-related costs––net of tax	23	40
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	1
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(g)	19	(2)
Implementation costs and additional depreciation––asset restructuring(h)	38	53
Certain legal matters, net(i)	(6)	(19)
Certain asset impairments(i)	139	—
Business and legal entity alignment costs(i)	119	3
Net gains recognized during the period on investments in equity securities(i)	(111)	(118)
Net losses on early retirement of debt(i)	138	3
Other(j)	46	162
Total certain significant items––pre-tax	382	83
Income taxes(k)	(212)	(112)
Total certain significant items––net of tax	171	(29)
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,007	$994

(a)	Included primarily in Amortization of intangible assets.

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

(d)
Included in Selling, informational and administrative expenses for the three months ended March 31, 2019 and in Cost of sales for the three months ended April 1, 2018. Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(f)	Included in Discontinued operations––net of tax.

(g)
Amounts relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related cost (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended March 31, 2019, the charges were primarily related to asset write downs. For the three months ended April 1, 2018, the credits were mostly related to reserve releases for cost-reduction programs, partially offset by exit costs.

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended March 31, 2019, included in Cost of sales ($22 million), Selling, informational and administrative expenses ($9 million) and Research and development expenses ($7 million). For the three months ended April 1, 2018, included in Cost of sales ($30 million), Selling, informational and administrative expenses ($17 million) and Research and development expenses ($6 million).

(i)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
For the three months ended March 31, 2019, included in Selling, informational and administrative expenses ($18 million), Research and development expenses ($4 million) and Other (income)/deductions––net ($24 million). For the three months ended April 1, 2018, included in Cost of sales ($7 million income), Selling, informational and administrative expenses ($109 million) and Other (income)/deductions––net ($60 million) and includes, among other things, a $108 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the legislation commonly referred to as the TCJA.

(k)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first quarter of 2019 was favorably impacted primarily by the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA. The first quarter of 2018 was favorably impacted by the December 2017 enactment of the TCJA, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

Analysis of Operating Segment Information

The following tables and associated notes provide additional information about the performance of each of our two reportable operating segments—Biopharma and Upjohn. For additional information about each operating segment, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Organizing for Growth” and “—Commercial Operations” sections of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Three Months Ended March 31, 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,185	$3,075	$858	$13,118	$—	$13,118
Cost of sales	1,760	419	236	2,415	18	2,433
% of revenue	19.2%	13.6%	*	18.4%	*	18.5%
Selling, informational and administrative expenses	1,523	330	1,459	3,311	27	3,339
Research and development expenses	165	54	1,474	1,693	10	1,703
Amortization of intangible assets	63	—	—	63	1,120	1,183
Restructuring charges and certain acquisition-related costs	—	—	—	—	46	46
Other (income)/deductions––net	(213)	(2)	80	(135)	227	92
Income/(loss) from continuing operations before provision for taxes on income	$5,888	$2,274	$(2,391)	$5,771	$(1,449)	$4,323

	Three Months Ended April 1, 2018
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$8,881	$3,120	$905	$12,906	$—	$12,906
Cost of sales	1,675	469	392	2,536	27	2,563
% of revenue	18.9%	15.0%	*	19.7%	*	19.9%
Selling, informational and administrative expenses	1,455	435	1,395	3,286	126	3,412
Research and development expenses	162	52	1,524	1,739	4	1,743
Amortization of intangible assets	59	—	11	71	1,126	1,196
Restructuring charges and certain acquisition-related costs	—	—	—	—	43	43
Other (income)/deductions––net	(294)	(5)	95	(204)	26	(178)
Income/(loss) from continuing operations before provision for taxes on income	$5,823	$2,168	$(2,512)	$5,479	$(1,352)	$4,127
See end of tables for notes (a) through (d).

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Amounts represent the revenues and costs managed by each of the Biopharma and Upjohn reportable operating segments for the periods presented. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside Biopharma and Upjohn and includes the following:

	Three Months Ended March 31, 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$858	$—	$858
Cost of sales	—	—	275	(38)	236
Selling, informational and administrative expenses	21	—	388	1,050	1,459
Research and development expenses	532	726	30	185	1,474
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(1)	(1)	1	80	80
Income/(loss) from continuing operations before provision for taxes on income	$(552)	$(726)	$164	$(1,278)	$(2,391)

	Three Months Ended April 1, 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$905	$—	$905
Cost of sales	—	—	298	94	392
Selling, informational and administrative expenses	28	—	407	960	1,395
Research and development expenses	548	762	42	172	1,524
Amortization of intangible assets	—	—	11	—	11
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(3)	—	—	98	95
Income/(loss) from continuing operations before provision for taxes on income	$(572)	$(762)	$147	$(1,325)	$(2,512)

(i)
WRDM—the R&D and Medical expenses managed by our WRDM organization, which is generally responsible for research projects for our Biopharma portfolio until proof-of-concept is achieved and then for transitioning those projects to the GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRDM organization also has responsibility for certain science-based and other platform-services organizations, which provide end-to-end technical expertise and other services to the various R&D projects, as well as the Worldwide Medical and Safety group, which ensures that Pfizer provides all stakeholders––including patients, healthcare providers, pharmacists, payers and health authorities––with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.

(ii)
GPD––the costs associated with our GPD organization, which is generally responsible for clinical trials from WRDM in the Biopharma portfolio, including late stage portfolio spend. GPD also provides technical support and other services to Pfizer R&D projects. GPD is responsible for facilitating all regulatory submissions and interactions with regulatory agencies.

(iii)
Other—the operating results of our Consumer Healthcare business, and costs associated with other commercial activities not managed as part of Biopharma or Upjohn, including all strategy, business development, portfolio management and valuation capabilities, which previously had been reported in various parts of the organization.

(iv)
Corporate and Other Unallocated––the costs associated with platform functions (such as worldwide technology, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement), patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing (which include manufacturing variances associated with production) and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs.

We recognized a $44 million gain in the first quarter of 2019 as an offset to Cost of sales primarily related to euro-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. We recognized a $29 million loss in the first quarter of 2018 as an offset to Cost of sales primarily related to euro-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

For information purposes only, the following tables present reconciliations of the Biopharma segment operating results and Upjohn segment operating results to Biopharma and Upjohn operating results including estimated Other costs generally associated with the Biopharma and Upjohn operating segments. While we do not manage our segments or have performance goals under such an allocated manner, we believe that some investors may find this information useful in their analyses.

The estimated Other costs generally associated with our operating segments do not purport to reflect the additional amounts that each of our operating segments would have incurred had each segment operated as a standalone company during the period presented.
For information purposes only, for the first three months of 2019, we estimate that Other costs attributable to our Biopharma and Upjohn segments, as described above, for combined WRDM, GPD and other business activities costs are $1.4 billion, and combined Corporate and Other Unallocated costs are $1.0 billion, which excludes income and costs associated with our Consumer Healthcare business. The combined Corporate and Other Unallocated costs also exclude (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $298 million for the first three months of 2019 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $69 million for the first three months of 2019 in Other (income)/deductions––net). The remaining costs have been attributed to our Biopharma and Upjohn operating segments, as follows:

	Three Months Ended March 31, 2019
		Estimated Other Costs Associated with Biopharma(ii)
(MILLIONS OF DOLLARS)	Biopharma Non-GAAP Adjusted(i), (iii)	Estimated WRDM/ GPD/Other Business Activities(ii)	Estimated Corporate/Other Unallocated(ii)	Biopharma with Estimated Other Costs Associated with Biopharma Non-GAAP Adjusted(ii), (iii)
Revenues	$9,185			$9,185
Cost of sales	1,760	—	(34)	1,726
Selling, informational and administrative expenses	1,523	121	703	2,346
Research and development expenses	165	1,262	178	1,604
Amortization of intangible assets	63	—	—	63
Restructuring charges and certain acquisition-related costs	—			—
Other (income)/deductions––net	(213)	1	(127)	(339)
Income/(loss) from continuing operations before provision for taxes on income	5,888	(1,384)	(720)	3,785

	Three Months Ended March 31, 2019
		Estimated Other Costs Associated with Upjohn(ii)
(MILLIONS OF DOLLARS)	Upjohn Non-GAAP Adjusted(i), (iii)	Estimated WRDM/ GPD/Other Business Activities(ii)	Estimated Corporate/Other Unallocated(ii)	Upjohn with Estimated Other Costs Associated with Upjohn Non-GAAP Adjusted(ii), (iii)
Revenues	$3,075			$3,075
Cost of sales	419	—	(8)	410
Selling, informational and administrative expenses	330	8	276	613
Research and development expenses	54	1	4	59
Amortization of intangible assets	—	—	—	—
Restructuring charges and certain acquisition-related costs	—			—
Other (income)/deductions––net	(2)	—	(12)	(14)
Income/(loss) from continuing operations before provision for taxes on income	2,274	(9)	(259)	2,006

(i)
Amount represents the revenues and costs managed by the operating segments. The expenses generally include only those costs directly attributable to the operating segment. See note (a) above for more information.

(ii)
Represents costs not assessed to an operating segment, as business unit (segment) management does not manage these costs. For a description of these other costs and business activities, see note (b) above.

•
WRDM/GPD/Other Business Activities––The information provided for WRDM, GPD and Other Business Activities was substantially all derived from our estimates of the costs incurred in connection with the R&D projects associated with the Biopharma and Upjohn operating segments as well as specific identification and estimates of costs incurred in connection with activities associated with the Biopharma and Upjohn operating segments.

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

The estimated Other costs generally associated with our Biopharma and Upjohn operating segments do not purport to reflect the additional amounts that each of the operating segments would have incurred had each segment operated as a standalone company during the period presented.

(iii)	See note (c) below for an explanation of our Non-GAAP Adjusted financial measure.

(c)	See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for a definition of these “Adjusted Income” components.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring charges, legal charges or net gains and losses on investment in equity securities), that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

First Quarter of 2019 vs. First Quarter of 2018
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $304 million, or 3%, to $9.2 billion, reflecting an operational increase of $637 million, or 7%, partially offset by the unfavorable impact of foreign exchange of $334 million, or 4%.
The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the three months ended April 1, 2018	$8,881

Operational growth/(decline):
Continued worldwide growth from certain key brands(a)	763
Lower revenues for the Hospital business primarily in the U.S., mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity	(71)
Lower revenues for certain rare disease products, including the hemophilia franchises (BeneFIX and Refacto AF/Xyntha) primarily due to competitive pressures, and Genotropin in the U.S., primarily due to unfavorable channel mix	(52)
Other operational factors, net	(3)
Operational growth, net	637

Unfavorable impact of foreign exchange	(334)
Biopharma Revenues increase	304
Biopharma Revenues, for the three months ended March 31, 2019	$9,185

(a)
Certain key brands represent Eliquis, Ibrance, Prevnar 13/Prevenar 13 and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $83 million, or 4%, to $1.9 billion from $1.9 billion, reflecting 15% operational growth. Foreign exchange had an unfavorable impact of 11% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13, Ibrance and Enbrel.
Costs and Expenses

•	Cost of sales as a percentage of Revenues was relatively flat.

•
The increase in Cost of sales of 5% was primarily driven by an increase in sales volumes for various products within the Biopharma product portfolio, an unfavorable change in product mix, an increase in inventory write-offs, primarily for legacy Hospira products in the U.S., as well as an increase in royalty expenses based on the mix of products sold, partially offset by the favorable impact of foreign exchange.

•
The increase in Selling, informational and administrative expenses of 5% was primarily driven by additional investment across several of our products, primarily Xeljanz, Eliquis and Vyndaqel, as well as the non-recurrence of a favorable true-up of healthcare reform expenses in the first quarter of 2018, partially offset by the favorable impact of foreign exchange.

•	Research and development expenses were relatively flat.

•	The unfavorable change in Other (income)/deductions––net primarily reflects a $119 million decrease in income from collaborations, out-licensing arrangements and sales of compound/product rights.
Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $45 million, or 1%, to $3.1 billion, reflecting an operational increase of $46 million, or 1%, and the unfavorable impact of foreign exchange of $92 million, or 3%.

The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the three months ended April 1, 2018	$3,120

Operational growth/(decline):
Growth from Lipitor, Norvasc and Celebrex, primarily in emerging markets, driven by strong, volume-driven operational growth in China	237
Lower revenues for Viagra and Upjohn's authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(97)
Lower revenues for Greenstone, Upjohn's authorized generic subsidiary, primarily due to continued industry-wide pricing challenges in the U.S., excluding revenues for Upjohn's authorized generic for Viagra in the U.S.	(28)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting wholesaler destocking in advance of anticipated generic competition beginning on June 30, 2019, and in developed Europe, reflecting continued generic competition	(18)
Other operational factors, net	(47)
Operational growth, net	46

Unfavorable impact of foreign exchange	(92)
Upjohn Revenues decrease	(45)
Upjohn Revenues, for the three months ended March 31, 2019	$3,075
Total Upjohn revenues from emerging markets increased $171 million, or 17%, to $1.2 billion from $1.0 billion, reflecting 25% operational growth. Foreign exchange had an unfavorable impact of 7% on total Upjohn revenues from emerging markets. The operational increase in emerging markets was primarily driven by Lipitor, Norvasc and Celebrex.
Costs and Expenses

•	Cost of sales as a percentage of Revenues decreased 1.4 percentage points, primarily due to the unfavorable impact of foreign exchange.

•	Cost of sales decreased 11% primarily due to the favorable impact of foreign exchange, partially offset by net volume increases primarily in China and Japan.

•
Selling, informational and administrative expenses decreased 24% driven by a reduction in field force and advertising and promotional expenses in developed markets, primarily related to Lyrica in the U.S., and the favorable impact of foreign exchange, partially offset by investments in China across key brands and the non-recurrence of a favorable true-up of healthcare reform expenses in the first quarter of 2018.

•Research and development expenses increased 3% driven by investments in the Upjohn Research, Development and Medical organization.

Consumer Healthcare Operating Segment
Consumer Healthcare Revenues decreased $47 million, or 5%, to $858 million, reflecting an operational decrease of $19 million, or 2%, and the unfavorable impact of foreign exchange of $28 million, or 3%.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the first quarter of 2019 reflect the following:

•	For Foreign currency translation adjustments, net, primarily reflects the results of our net investment hedging program and the weakening of the U.S. dollar against the Japanese yen and U.K. pound.

•
For Unrealized holding gains/(losses) on derivative financial instruments, net and Unrealized holding gains on available-for-sale securities, net, reflects the impact of fair value re-measurements and the reclassification of amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains, net, primarily reflects the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income and the favorable impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service costs and other, net, reflects the reclassification into income of amounts related to amortization of changes in prior service costs and credits previously recognized in Other comprehensive income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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

The changes in our asset and liability accounts as of March 31, 2019, compared to December 31, 2018, generally reflect, among other things, fluctuations in foreign currency exchange rates, as well as the impact of the adoption of new accounting standards in the first quarter of 2019. The following explanations exclude the impact of foreign exchange, the impact of the adoption of the new accounting standards in the first quarter of 2019 and the pending consumer healthcare business joint venture with GSK (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards and Note 2. Assets and Liabilities Held for Sale for additional information).

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•	For Inventories, the change reflects the increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery and market demand.

•	For PP&E, the change primarily reflects capital additions in the normal course of business, partially offset by depreciation during the period.

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period and intangible asset impairment charges (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net), partially offset by additions for the period.

•	For Other noncurrent assets, the change reflects an increase in receivables, associated with derivative instruments.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•
For Accrued compensation and related items, the decrease reflects normal bonus payments made to employees and the timing of payments in the normal course of business, partially offset by current year accruals.

•	For Other current liabilities, the change reflects a decrease in liabilities associated with:

◦	payments and accruals in the normal course of business,

◦	payments for contingent consideration obligations; and

◦	payments for restructuring activities.

•	For Other noncurrent liabilities, the change reflects a decrease in liabilities associated with:

◦	a decrease in payables, associated with derivative financial instruments; and

◦	a change in the fair value of contingent consideration (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

•
For Treasury stock, the change reflects $6.8 billion paid to GS&Co. in February 2019 pursuant to the terms of an accelerated share repurchase agreement as well as open market share repurchases. See Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2019	April 1, 2018	% Change
Cash provided by/(used in):
Operating activities	$1,698	$1,983	(14)
Investing activities	7,550	9,667	(22)
Financing activities	(8,467)	(10,720)	(21)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	12	55	(78)
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$792	$985	(20)
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
Operating Activities

Our net cash provided by operating activities was $1.7 billion in the first three months of 2019, compared to $2.0 billion in the same period in 2018. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, partially offset by a decrease in benefit plan contributions.
In the first three months of 2019, the change in the line item Other adjustments, net primarily reflects, among other items, net gains on foreign exchange contracts hedging a portion of our forecasted intercompany inventory sales (that fixes the cost of inventory sold later to customers).
In the first three months of 2019 and 2018, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation and other current and noncurrent liabilities.
For additional information about changes in other assets and liabilities account balances, see the “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.
Investing Activities
Our net cash provided by investing activities was $7.5 billion in the first three months of 2019, compared to net cash provided by investing activities of $9.7 billion in the same period in 2018. The decrease in net cash provided by investing activities was primarily attributable to a decrease in net proceeds generated from the sale of investments of $1.9 billion in 2019 for cash needs.
Financing Activities
Our net cash used by financing activities was $8.5 billion in the first three months of 2019, compared to $10.7 billion in the same period in 2018. The decrease in net cash used in financing activities was primarily attributable to:

•
the issuance of long-term debt of $4.9 billion in 2019, with no corresponding issuance of debt in the first three months of 2018 (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt); and

•	$874 million net proceeds raised from short-term borrowings in the first three months of 2019, compared to net repayments of $2.1 billion in the first three months of 2018.
partially offset by:

•	higher purchases of common stock of $2.8 billion;

•	higher repayments on long-term debt of $2.6 billion; and

•	lower proceeds from the exercise of stock options of $246 million.

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	March 31, 2019	December 31, 2018
Selected financial assets(a):
Cash and cash equivalents	$1,937	$1,139
Short-term investments	9,682	17,694
Long-term investments	2,859	2,767
	14,478	21,600
Debt:
Short-term borrowings, including current portion of long-term debt	9,410	8,831
Long-term debt	35,733	32,909
	45,143	41,740
Selected net financial liabilities(b)	$(30,665)	$(20,140)

Working capital(c)	$15,867	$18,068
Ratio of current assets to current liabilities	1.54:1	1.57:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.58	$11.09

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities was primarily driven by the decrease in short-term investments used for cash needs and the net increase in long-term debt. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. For additional information, see the “Credit Ratings” section of this MD&A.

(c)	The decrease in working capital was primarily due to:

•
a decrease in Short-term investments mainly driven by the financing requirements for share repurchase activities, dividend payments, capital expenditures and debt repayment, partially offset by operating cash flow generation, cash from employee stock option exercises and the long-term debt issuance; and

•	an increase in short-term borrowings as a result of the issuance of commercial paper, partially offset by:

•	the timing of accruals, cash receipts and payments in the ordinary course of business;

•	an increase in inventory related to increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery and market demand; and

•	the net impact of foreign currency exchange.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

In March 2019, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes (see Notes to Condensed Consolidated Financial Statements––Note 7D.Financial Instruments: Long-Term Debt).

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and the “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

Domestic and International Selected Financial Assets

Many of our operations are conducted outside the U.S., and significant portions of our selected financial assets are held internationally. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). The changes in tax law under the TCJA, which includes transitioning U.S. international taxation from a worldwide tax system to a territorial tax system, will also allow us to more easily access our selected financial assets globally. The majority of our cash we held internationally as of year-end 2017 was repatriated in 2018.
Credit Ratings

Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt	Outlook	Date of Last Rating Change
	Rating	Rating
Moody’s	P-1	A1	Stable	October 2009
S&P	A-1+	AA	Stable	October 2009
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of March 31, 2019, we had access to a $7.0 billion U.S. revolving credit facility expiring in 2023, which may be used to support our commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $527 million lines of credit, of which $498 million expire within one year. Of these total lines of credit, $7.5 billion were unused as of March 31, 2019.

LIBOR

From time to time, we issue variable rate debt based on LIBOR, or undertake interest rate swaps that contain a variable element based on LIBOR. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
Global Economic Conditions––General

The global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. We monitor our liquidity position continuously in the face of evolving economic conditions. For additional information see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” section in this MD&A.
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy.

We used the Venezuelan bolivar soberano rate of 3,298.64 as our best estimate to revalue our Venezuelan bolivar denominated net monetary assets. The current DICOM rate is about 5,203.21. Future actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. We have in Venezuela a few net monetary assets and $58 million of non-monetary assets, and $11 million of deferred foreign exchange losses reported in the balance sheet in Accumulated other comprehensive loss––Foreign currency translation adjustments at February 24, 2019, our international quarter-end.
Global Economic Conditions––Argentina Operations
Our Argentina operations function in a hyperinflationary economy. The impact to Pfizer is not considered material.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2019, the estimated fair value of our indemnity obligations was not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

Our December 2017 $10 billion share repurchase program was exhausted in the first quarter of 2019.
In December 2018, the Board of Directors authorized a new $10.0 billion share repurchase program to be utilized over time (the 2018 program) and share repurchases commenced thereunder in the first quarter of 2019.
On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	March 31, 2019(a)	April 1, 2018(b)
Shares of common stock purchased	180	145
Cost of purchase	$8.9	$6.1

(a)
Represents shares purchased pursuant to an accelerated share repurchase agreement with GS&Co. entered into on February 7, 2019, as well as other share repurchases. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

(b)
Represents shares purchased pursuant to an accelerated share repurchase agreement with Citibank entered into on March 12, 2018, as well as other share repurchases. For additional information, see Notes to Consolidated Financial Statements––Note 12. Equity in our 2018 Financial Report.

After giving effect to the accelerated share repurchase agreement and other share repurchases through March 31, 2019, our remaining share-purchase authorization was approximately $5.3 billion on March 31, 2019.

Dividends on Common Stock

In April 2019, our Board of Directors declared a dividend of $0.36 per share, payable on June 7, 2019, to shareholders of record at the close of business on May 10, 2019.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2019
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
The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for our financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information.

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

In November 2018, the FASB issued new guidance clarifying the interaction between the accounting guidance for collaboration agreements and revenue from contracts with customers.	January 1, 2020. Earlier application is permitted	We have assessed the impact of the provisions of this new guidance and do not expect it will have a material impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, expectations for in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, revenue contribution, growth, performance, timing of exclusivity and potential benefits, strategic reviews, capital allocation objectives, business-development plans, benefits anticipated from the reorganization of our commercial operations into three businesses, which became effective at the beginning of our 2019 fiscal year, our acquisitions and other business development activities, our ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, our proposed transaction with GSK to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture, prospective products or product approvals, our product pipeline, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities and the expectations related to our supply issues set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, the benefits expected from the reorganization of our commercial operations into three businesses, which became effective at the beginning of our 2019 fiscal year and our expectations regarding growth set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of this MD&A, the expected timing of completion and benefits of our proposed transaction with GSK to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business,” “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, the anticipated costs related to our preparations for Brexit set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” section of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, our plans for increasing investment in the U.S. set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Capital Allocation and Expense Management––Increasing Investment in the U.S.” section of this MD&A, the financial guidance set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2019” section of this MD&A, the anticipated costs and savings from our 2017-2019 initiatives and our Organizing for Growth initiative, set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions and the contributions that we expect to make from our general assets to the company’s pension and postretirement plans during 2019 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•
the outcome of R&D activities, including, without limitation, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates, as well as the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new clinical data and further analyses of existing clinical data;

•
the risk we may not be able to successfully address all of the comments received from regulatory authorities such as the FDA or the EMA, or obtain approval from regulators, which will depend on myriad factors, including such regulator making a determination as to whether a product’s benefits outweigh its known risks and a determination of the product’s efficacy; regulatory decisions impacting labeling, manufacturing processes, safety and/or other matters; and recommendations by technical or advisory committees, such as ACIP, that may impact the use of our vaccines;

•	the speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•
the outcome of post-approval clinical trials, which could result in the loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of, a product that could affect its availability or commercial potential;

•
the success of external business-development activities, including the ability to identify and execute on potential business development opportunities, the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all, the ability to realize the anticipated benefits of any such transactions, and the potential need to obtain additional equity or debt financing to pursue these opportunities, which could result in increased leverage and impact our credit ratings;

•
competitive developments, including the impact on our competitive position of new product entrants, in-line branded products, generic products, private label products, biosimilars and product candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

•
the implementation by the FDA and regulatory authorities in certain countries of an abbreviated legal pathway to approve biosimilar products, which could subject our biologic products to competition from biosimilar products, with attendant competitive pressures, after the expiration of any applicable exclusivity period and patent rights;

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

•
difficulties or delays in manufacturing, including delays caused by natural events, such as hurricanes; supply shortages at our facilities; and legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, voluntary recall of a product or failure to secure product approvals;

•	trade buying patterns;

•	the impact of existing and future legislation and regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or favorable formulary placement for our products;

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

•
U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, intellectual property, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; patient out-of-pocket costs for medicines, manufacturer prices and/or price increases that could result in new mandatory rebates and discounts or other pricing restrictions; general budget control actions; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; revisions to reimbursement of biopharmaceuticals under government programs; restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals; or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines; as well as pricing pressures for our products as a result of highly competitive insurance markets;

•
legislation or regulatory action in markets outside the U.S., including China, affecting pharmaceutical product pricing, intellectual property, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets;

•
the exposure of our operations outside the U.S. to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes;

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

•
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals, including further clarifications and/or interpretations of the TCJA enacted in 2017;

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

•
any significant issues that may arise related to the outsourcing of certain operational and staff functions to third parties, including with regard to quality, timeliness and compliance with applicable legal or regulatory requirements and industry standards;

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

•
the impact of acquisitions, divestitures, restructurings, internal reorganizations, including the reorganization of our commercial operations into three businesses, which became effective at the beginning of the company’s 2019 fiscal year, any other corporate strategic initiatives, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption;

•	the impact of product recalls, withdrawals and other unusual items;

•	the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

•	risks related to internal control over financial reporting;

•
risks and uncertainties related to acquisitions, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that the expected cost savings and/or accretion from certain of those acquisitions will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for certain acquired products; significant transaction costs; and unknown liabilities; and

•
risks and uncertainties related to our proposed transaction with GSK to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture, including, among other things, risks related to the satisfaction of the conditions to closing the transaction (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all and the possibility that the transaction does not close, risks related to the ability to realize the anticipated benefits of the transaction, including the possibility that the expected benefits and cost synergies from the proposed transaction will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, the possibility that a future separation of the joint venture may not occur, disruption from the transaction making it more difficult to maintain business and operational relationships, negative effects of the announcement or the consummation of the proposed transaction on the market price of Pfizer’s common stock and on Pfizer’s operating results, significant transaction costs, unknown liabilities, the risk of litigation and/or regulatory actions related to the proposed transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals and competitive developments.

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

Additional discussion regarding certain risks, uncertainties and assumptions described above, as well as other material risks to our business, is included under the heading entitled “Risk Factors” in Part I, Item 1A. of our 2018 Form 10-K. These risks could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We incorporate that section of the 2018 Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2018 Financial Report and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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
Item 1A. Risk Factors
The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2019:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(a), (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2019 through January 27, 2019	30,571,524	$42.74	30,534,439	$12,852,881,452
January 28, 2019 through February 24, 2019	149,288,448	$41.68	148,967,228	$5,292,881,709
February 25, 2019 through March 31, 2019	6,675,405	$43.28	—	$5,292,881,709
Total	186,535,377	$41.91	179,501,667

(a)
Our December 2017 $10 billion share repurchase program was exhausted in the first quarter of 2019. In December 2018, the Board of Directors authorized a new $10.0 billion share repurchase program to be utilized over time (the 2018 program) and share repurchases commenced thereunder in the first quarter of 2019. On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock. For additional information, see the Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments. At March 31, 2019, our remaining share-purchase authorization under the 2018 program was approximately $5.3 billion.

(b)
In addition to the amounts purchased under our share repurchase programs, including amounts purchased under the accelerated share repurchase agreement with GS&Co., these columns represent (i) 7,028,724 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 4,986 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders (File No. 001-03619).
Exhibit 13.1	-	The 2018 Form 10-K (File No. 001-03619), which, except for sections incorporated by reference, is furnished solely for the information of the SEC and is not to be deemed “filed.”
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF		XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation Linkbase XBRL Taxonomy Extension Label Linkbase XBRL Taxonomy Extension Presentation Linkbase XBRL Taxonomy Extension Definition Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	May 9, 2019	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)