Form 10-Q
period 2019-06-30
PFIZER INC
filed 2019-08-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

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

At August 5, 2019, 5,531,048,353 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2018 Financial Report	Financial Report for the fiscal year ended December 31, 2018, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018
2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
Bamboo	Bamboo Therapeutics, Inc.
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
BRCA	BReast CAncer susceptibility gene
CAR T	chimeric antigen receptor T cell
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
Citibank	Citibank, N.A.
Developed Markets	U.S., Western Europe, Japan, Canada, South Korea, Australia, Scandinavian countries, Finland and New Zealand
EGFR	epidermal growth factor receptor
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, the Middle East, Africa, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
GS&Co.	Goldman, Sachs & Co. LLC
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
J&J	Johnson & Johnson
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein

LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCC	Merkel cell carcinoma
MCO	managed care organization
mCRC	metastatic colorectal cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
Mylan	Mylan N.V.
NDA	new drug application
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	pharmacy benefit manager
Pharmacia	Pharmacia Corporation
PP&E	property, plant & equipment
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ROU	right of use
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SFJ	SFJ Pharmaceuticals Group
Shire	Shire International GmbH
SI&A	selling, informational and administrative
S&P	Standard and Poor’s
TCJA	legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
WRDM	Worldwide Research, Development and Medical

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues	$13,264	$13,466	$26,382	$26,373
Costs and expenses:
Cost of sales(a)	2,576	2,916	5,009	5,479
Selling, informational and administrative expenses(a)	3,511	3,542	6,850	6,954
Research and development expenses(a)	1,842	1,797	3,544	3,540
Amortization of intangible assets	1,184	1,191	2,367	2,387
Restructuring charges and certain acquisition-related costs	(115)	44	(69)	87
Other (income)/deductions––net	126	(551)	218	(728)
Income from continuing operations before provision/(benefit) for taxes on income	4,141	4,527	8,463	8,654
Provision/(benefit) for taxes on income	(915)	648	(481)	1,204
Income from continuing operations	5,056	3,879	8,945	7,450
Discontinued operations––net of tax	—	—	—	(1)
Net income before allocation to noncontrolling interests	5,056	3,879	8,945	7,449
Less: Net income attributable to noncontrolling interests	10	7	15	16
Net income attributable to Pfizer Inc.	$5,046	$3,872	$8,929	$7,432

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.91	$0.66	$1.59	$1.26
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.91	$0.66	$1.59	$1.26

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.89	$0.65	$1.56	$1.24
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.89	$0.65	$1.56	$1.24

Weighted-average shares––basic	5,562	5,866	5,598	5,911
Weighted-average shares––diluted	5,672	5,952	5,711	6,004

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income before allocation to noncontrolling interests	$5,056	$3,879	$8,945	$7,449

Foreign currency translation adjustments, net	(485)	(699)	(161)	59
Reclassification adjustments	—	(35)	2	(20)
	(485)	(734)	(159)	39
Unrealized holding gains/(losses) on derivative financial instruments, net	(176)	127	91	13
Reclassification adjustments for (gains)/losses included in net income(a)	(81)	310	(343)	354
	(256)	437	(252)	367
Unrealized holding gains/(losses) on available-for-sale securities, net	(7)	(374)	33	(214)
Reclassification adjustments for (gains)/losses included in net income(a)	26	143	37	(31)
Reclassification adjustments for unrealized gains included in Retained earnings(b)	—	—	—	(462)
	19	(231)	70	(707)
Benefit plans: actuarial gains/(losses), net	(4)	(57)	(4)	106
Reclassification adjustments related to amortization	60	61	121	123
Reclassification adjustments related to settlements, net	2	30	2	67
Other	41	107	18	21
	100	141	137	316
Benefit plans: prior service costs and other, net	(1)	—	(1)	—
Reclassification adjustments related to amortization of prior service costs and other, net	(46)	(46)	(93)	(92)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(7)	—	(13)
Other	1	(1)	2	1
	(46)	(53)	(92)	(104)
Other comprehensive loss, before tax	(669)	(440)	(296)	(88)
Tax provision/(benefit) on other comprehensive loss	(59)	173	(34)	605
Other comprehensive loss before allocation to noncontrolling interests	$(610)	$(613)	$(262)	$(693)
Comprehensive income before allocation to noncontrolling interests	$4,446	$3,266	$8,683	$6,755
Less: Comprehensive income/(loss) attributable to noncontrolling interests	12	(4)	13	6
Comprehensive income attributable to Pfizer Inc.	$4,434	$3,270	$8,669	$6,750

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

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$1,784	$1,139
Short-term investments	11,128	17,694
Trade accounts receivable, less allowance for doubtful accounts: 2019—$540; 2018—$541	9,793	8,025
Inventories	8,233	7,508
Current tax assets	3,723	3,374
Other current assets	2,535	2,461
Assets held for sale	9,877	9,725
Total current assets	47,073	49,926
Long-term investments	2,905	2,767
Property, plant and equipment, less accumulated depreciation: 2019—$16,389; 2018—$16,591	13,521	13,385
Identifiable intangible assets, less accumulated amortization	33,024	35,211
Goodwill	53,352	53,411
Noncurrent deferred tax assets and other noncurrent tax assets	1,935	1,924
Other noncurrent assets	4,388	2,799
Total assets	$156,199	$159,422

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2019—$2,139; 2018—$4,776	$10,507	$8,831
Trade accounts payable	4,002	4,674
Dividends payable	1,991	2,047
Income taxes payable	1,536	1,265
Accrued compensation and related items	1,875	2,397
Other current liabilities	10,110	10,753
Liabilities held for sale	2,009	1,890
Total current liabilities	32,030	31,858

Long-term debt	36,168	32,909
Pension benefit obligations, net	4,982	5,272
Postretirement benefit obligations, net	1,310	1,338
Noncurrent deferred tax liabilities	3,180	3,700
Other taxes payable	12,421	14,737
Other noncurrent liabilities	6,183	5,850
Total liabilities	96,274	95,664

Commitments and Contingencies

Preferred stock	18	19
Common stock	468	467
Additional paid-in capital	86,963	86,253
Treasury stock	(110,786)	(101,610)
Retained earnings	94,440	89,554
Accumulated other comprehensive loss	(11,535)	(11,275)
Total Pfizer Inc. shareholders’ equity	59,568	63,407
Equity attributable to noncontrolling interests	357	351
Total equity	59,924	63,758
Total liabilities and equity	$156,199	$159,422

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 31, 2019	466	$19	9,358	$468	$86,635	(3,801)	$(110,781)	$93,388	$(10,923)	$58,806	$352	$59,158
Net income								5,046		5,046	10	5,056
Other comprehensive income/(loss), net of tax									(613)	(613)	3	(610)
Cash dividends declared:
Common stock								(3,994)		(3,994)		(3,994)
Preferred stock								—		—		—
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			5	—	329	—	(6)			324		324
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(8)	—			(1)	—	—			(1)		(1)
Other					—	—	—	—	—	—	—	—
Balance, June 30, 2019	458	$18	9,363	$468	$86,963	(3,801)	$(110,786)	$94,440	$(11,535)	$59,568	$357	$59,924

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance April 1, 2018	513	$21	9,299	$465	$84,599	(3,437)	$(95,460)	$89,961	$(9,402)	$70,184	$358	$70,541
Net income								3,872		3,872	7	3,879
Other comprehensive income/(loss), net of tax									(602)	(602)	(11)	(613)
Cash dividends declared:
Common stock								(3,970)		(3,970)		(3,970)
Preferred stock								—		—		—
Noncontrolling interests										—	(7)	(7)
Share-based payment transactions			4	—	300	—	(4)			297		297
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(11)	—			(1)	—	—			(1)		(1)
Other					—	—	—	(2)	—	(2)	—	(2)
Balance, July 1, 2018	502	$20	9,303	$465	$84,898	(3,438)	$(95,463)	$89,860	$(10,003)	$69,778	$346	$70,124

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$89,554	$(11,275)	$63,407	$351	$63,758
Net income								8,929		8,929	15	8,945
Other comprehensive income/(loss), net of tax									(260)	(260)	(2)	(262)
Cash dividends declared:
Common stock								(4,062)		(4,062)		(4,062)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			31	2	712	(7)	(312)			402		402
Purchases of common stock						(180)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(20)	(1)			(1)	—	—			(2)		(2)
Other(a)					—	—	—	19	—	19	—	19
Balance, June 30, 2019	458	$18	9,363	$468	$86,963	(3,801)	$(110,786)	$94,440	$(11,535)	$59,568	$357	$59,924

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2018	524	$21	9,275	$464	$84,278	(3,296)	$(89,425)	$85,291	$(9,321)	$71,308	$348	$71,656
Net income								7,432		7,432	16	7,449
Other comprehensive income/(loss), net of tax									(682)	(682)	(11)	(693)
Cash dividends declared:
Common stock								(4,035)		(4,035)		(4,035)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(7)	(7)
Share-based payment transactions			28	1	621	3	25			648		648
Purchases of common stock						(145)	(6,063)			(6,063)		(6,063)
Preferred stock conversions and redemptions	(22)	(1)			(1)	—	—			(2)		(2)
Other(b)					—	—	—	1,172	—	1,173	—	1,172
Balance, July 1, 2018	502	$20	9,303	$465	$84,898	(3,438)	$(95,463)	$89,860	$(10,003)	$69,778	$346	$70,124

(a)
Represents the cumulative effect of the adoption of a new accounting standard for leases in the first quarter of 2019. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

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
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018
Operating Activities
Net income before allocation to noncontrolling interests	$8,945	$7,449
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,073	3,129
Asset write-offs and impairments	178	41
TCJA impact(a)	(285)	(68)
Deferred taxes from continuing operations	(160)	(500)
Share-based compensation expense	384	379
Benefit plan contributions in excess of income	(313)	(826)
Other adjustments, net	(462)	(523)
Other changes in assets and liabilities, net of acquisitions and divestitures	(7,051)	(3,250)
Net cash provided by operating activities	4,309	5,830

Investing Activities
Purchases of property, plant and equipment	(939)	(810)
Purchases of short-term investments	(4,063)	(3,122)
Proceeds from redemptions/sales of short-term investments	6,001	10,497
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	4,717	1,231
Purchases of long-term investments	(123)	(1,070)
Proceeds from redemptions/sales of long-term investments	142	1,361
Acquisitions of intangible assets	(267)	(32)
Other investing activities, net	179	138
Net cash provided by investing activities	5,648	8,193

Financing Activities
Proceeds from short-term borrowings	3,956	1,746
Principal payments on short-term borrowings	(2,375)	(2,921)
Net proceeds from short-term borrowings with original maturities of three months or less	2,719	2,092
Proceeds from issuance of long-term debt	4,942	—
Principal payments on long-term debt	(5,355)	(3,104)
Purchases of common stock	(8,865)	(6,063)
Cash dividends paid	(4,047)	(4,021)
Proceeds from exercise of stock options	248	474
Other financing activities, net	(541)	(831)
Net cash used in financing activities	(9,318)	(12,628)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(28)	(15)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	612	1,381
Cash and cash equivalents and restricted cash and cash equivalents, beginning	1,225	1,431
Cash and cash equivalents and restricted cash and cash equivalents, end	$1,837	$2,811

Supplemental Cash Flow Information
Non-cash transactions:
Equity investment in Allogene received in exchange for Pfizer's allogeneic CAR T developmental program assets(b)	$—	$92
Cash paid (received) during the period for:
Income taxes	2,136	1,197
Interest paid	809	724
Interest rate hedges	(72)	(71)

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s Provision for taxes on income for (i) the six months ended June 30, 2019 was favorably impacted by approximately $285 million, primarily as a result of additional guidance issued by the U.S. Department of Treasury and (ii) the six months ended July 1, 2018 was favorably impacted by approximately $68 million, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

(b)
For additional information, see Notes to Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Assets and Liabilities Held for Sale, Licensing Arrangements, Research and Development and Collaborative Arrangements, Equity-Method Investments and Privately Held Investment: Divestitures in our 2018 Financial Report.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 26, 2019 and May 27, 2018. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended June 30, 2019 and July 1, 2018.

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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. We have revised prior-period segment information to reflect the reorganization. For additional information, see Note 13.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

In the first quarter of 2019, as of January 1, 2019, we adopted four new accounting standards. See Note 1B for further information.

Our recent significant business development activities include:

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, which fell in the third fiscal quarter of 2019, we closed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. Assets and liabilities associated with our Consumer Healthcare business were reclassified as held for sale in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

•
Acquisition of Array BioPharma Inc.––On July 30, 2019, which fell in the third fiscal quarter of 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash, for a total enterprise value of approximately $11.4 billion. We financed the majority of the transaction with debt and the balance with existing cash.

•
Agreement to Combine Upjohn with Mylan––On July 29, 2019, which fell in the third fiscal quarter of 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun off or split off to Pfizer’s shareholders and simultaneously combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction is anticipated to close in mid-2020, subject to Mylan shareholder approval and customary closing conditions, including receipt of regulatory approvals.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Acquisition of Therachon Holding AG––On July 1, 2019, which fell in the third fiscal quarter of 2019, we acquired all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia, a genetic condition and the most common form of short-limb dwarfism, for $340 million upfront, plus potential milestone payments of up to $470 million, contingent on the achievement of key milestones in the development and commercialization of the lead asset TA-46. In 2018, Pfizer acquired 3% of Therachon’s outstanding shares.

For additional information, see Note 2 below and Notes to Consolidated Financial Statements––Note 2. Acquisitions, Divestitures, Assets and Liabilities Held for Sale, Licensing Arrangements, Research and Development and Collaborative Arrangements, Equity-Method Investments and Privately Held Investment in Pfizer’s 2018 Financial Report.
B. Adoption of New Accounting Standards
On January 1, 2019, we adopted four new accounting standards.
Leases––On January 1, 2019, we adopted a new accounting standard for leases and changed our lease policies accordingly. Under the new standard, the most significant change is the requirement of balance sheet recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. We adopted the new accounting standard utilizing the modified retrospective method using a simplified transition approach, and, therefore, no adjustments were made to our prior period financial statements. We have elected the package of practical expedients for transition which are permitted in the new standard. Accordingly, we did not reassess whether (i) any expired or existing contracts are or contain leases under the new standard, (ii) classification of leases as operating leases or capital leases would be different under the new standard, or (iii) any initial direct costs would have met the definition of initial direct costs under the new standard. Additionally, we did not elect to use hindsight in determining the lease term for existing leases as of January 1, 2019. We recorded noncurrent ROU assets of $1.4 billion and current and noncurrent operating lease liabilities of $1.4 billion as of January 1, 2019. We also recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of Retained earnings by $30 million on a pre-tax basis ($20 million after-tax), relating to previously deferred sale-leaseback gains that can be recognized under the new rules.

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

Adoption of the standard related to leases did not have a material impact on our condensed consolidated statements of income or condensed consolidated statements of cash flows for the six months ended June 30, 2019. For additional information, see Note 1D.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

C. Revenues and Trade Accounts Receivable
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.6 billion as of June 30, 2019 and $5.4 billion as of December 31, 2018.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,226	$1,288
Other current liabilities:
Accrued rebates	3,256	3,208
Other accruals	620	531
Other noncurrent liabilities	472	399
Total accrued rebates and other accruals	$5,574	$5,426

D. Leases

On January 1, 2019, we adopted a new accounting standard for leases. For further information, see Note 1B.
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $59 million for the three months ended June 30, 2019 and $118 million for the six months ended June 30, 2019. We have elected the practical expedient in the new standard to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

For operating leases, the ROU assets and liabilities are presented in our condensed consolidated balance sheet as follows:
(MILLIONS OF DOLLARS)	Balance Sheet Classification	Balance at June 30, 2019
ROU assets	Other noncurrent assets	$1,273
Lease liabilities (short-term)	Other current liabilities	263
Lease liabilities (long-term)	Other noncurrent liabilities	1,026

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our total lease costs are as follows:
	Three Months Ended	Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	June 30, 2019
Operating lease cost	$100	$200
Variable lease cost	59	118
Sublease income	(11)	(21)
Total lease cost	$148	$297

Other supplemental information includes the following:
(MILLIONS OF DOLLARS)	Weighted-Average Remaining Contractual Lease Term (Years) as of June 30, 2019	Weighted-Average Discount Rate as of June 30, 2019	Six Months Ended June 30, 2019
Operating leases	7.1	3.7%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$156
ROU assets obtained in exchange for new operating lease liabilities			$122

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2019:

(MILLIONS OF DOLLARS)
Period	Operating Lease Liabilities
Next one year(a)	$302
1-2 years	254
2-3 years	216
3-4 years	171
4-5 years	122
Thereafter	419
Total undiscounted lease payments	1,483
Less: Imputed interest	195
Present Value of Minimum Lease Payments	1,288
Less: Current portion	263
Noncurrent portion	$1,026

(a)	Reflects lease payments due within 12 months subsequent to the balance sheet date.
In April 2018, we entered an agreement to lease space in an office building in New York City. We expect to take control of the property in 2021 and relocate our global headquarters to this new office building in 2022. Our future minimum rental commitment under this 20-year lease is approximately $1.7 billion.
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

Note 2. Assets and Liabilities Held for Sale

On July 31, 2019, which fell in the third fiscal quarter of 2019, we closed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. In exchange for contributing our Consumer Healthcare business, we received a 32% equity stake in the new company and GSK owns the remaining 68%. Upon the closing of the transaction, we deconsolidated our

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consumer Healthcare business and expect to recognize a gain in our fiscal third quarter of 2019 for the difference in the fair value of our 32% equity stake in the new company and the carrying value of our Consumer Healthcare business. We will account for our 32% equity stake in the new company as an equity-method investment. Assets and liabilities associated with our Consumer Healthcare business were reclassified as held for sale in the consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Consumer Healthcare business assets held for sale are reported in Assets held for sale and Consumer Healthcare business liabilities held for sale are reported in Liabilities held for sale. This includes the Consumer Healthcare business tax assets and liabilities related to fully dedicated consumer healthcare subsidiaries.

The amounts associated with the Consumer Healthcare business, as well as other assets classified as held for sale consisted of the following:
(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
Assets Held for Sale
Cash and cash equivalents	$53	$32
Trade accounts receivable, less allowance for doubtful accounts	555	532
Inventories	580	538
Other current assets	56	56
PP&E	714	675
Identifiable intangible assets, less accumulated amortization	5,753	5,763
Goodwill	1,965	1,972
Noncurrent deferred tax assets and other noncurrent tax assets	55	54
Other noncurrent assets	91	57
Total Consumer Healthcare assets held for sale	9,821	9,678
Other assets held for sale(a)	56	46
Assets held for sale	$9,877	$9,725

Liabilities Held for Sale

Trade accounts payable	$348	$406
Income taxes payable	63	39
Accrued compensation and related items	79	93
Other current liabilities	334	353
Pension benefit obligations, net	41	39
Postretirement benefit obligations, net	34	33
Noncurrent deferred tax liabilities	1,036	870
Other noncurrent liabilities	74	56
Total Consumer Healthcare liabilities held for sale	$2,009	$1,890

(a)	Other assets held for sale consist of PP&E.
As a part of Pfizer, pre-tax income on a management business unit basis for the Consumer Healthcare business was $274 million for the second quarter of 2019 and $554 million for the six months ended June 30, 2019, and $249 million for the second quarter of 2018 and $514 million for the six months ended July 1, 2018.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2017-2019 Initiatives and Organizing for Growth
During 2018, as we reviewed our business opportunities and challenges and the way in which we think about our business operations, we determined that at the start of our 2019 fiscal year, we would begin operating under our new commercial structure, which reorganized our operations into three businesses––Biopharma, a science-based innovative medicines business; Upjohn, a global, primarily off-patent branded and generic established medicines business; and through July 31, 2019, a Consumer Healthcare business (see Note 13). To operate effectively in this structure and position ourselves for future growth, we are focused on creating a simpler, more efficient operating structure within each business as well as the functions that support them. Beginning in the fourth quarter of 2018, we reviewed previously planned initiatives and new initiatives to ensure that there was alignment around our new structure and combined the 2017-2019 initiatives with our current Organizing for Growth initiatives to form one cohesive plan. Initiatives for the combined program include activities related to the optimization of our manufacturing plant network, the centralization of our corporate and platform functions, and the simplification and optimization of our operating business structure and functions that support them. From 2017 through June 30, 2019, we incurred approximately $774 million associated with manufacturing optimization, and approximately $871 million associated with other activities.
In 2019, we expect restructuring, implementation and additional depreciation charges of about $600 million and, of that amount, we expect approximately 20% of the total charges will be non-cash.
Current-Period Key Activities
For the first six months of 2019, we incurred costs of $32 million composed of $180 million associated with the 2017-2019 and Organizing for Growth initiatives, $51 million associated with the integration of Hospira and income of $199 million primarily due to the reversal of certain accruals upon the effective favorable settlement of a U.S. IRS audit for multiple tax years and other acquisition-related initiatives.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restructuring charges/(credits):
Employee terminations	$(166)	$(21)	$(167)	$(29)
Asset impairments	(9)	(6)	—	(4)
Exit costs	31	3	34	—
Restructuring credits(a)	(144)	(24)	(134)	(33)
Integration costs(b)	29	68	64	120
Restructuring charges and certain acquisition-related costs	(115)	44	(69)	87
Net periodic benefit costs recorded in Other (income)/deductions––net	4	29	10	61
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(c):
Cost of sales	7	13	15	30
Selling, informational and administrative expenses	1	—	2	—
Research and development expenses	2	—	5	—
Total additional depreciation––asset restructuring	10	13	23	31
Implementation costs recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	17	20	31	36
Selling, informational and administrative expenses	16	16	25	34
Research and development expenses	9	7	13	13
Total implementation costs	42	44	69	82
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$(59)	$131	$32	$262

(a)
In the second quarter and first six months of 2019, restructuring credits mostly represent the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years (see Note 5B). In the three and six months ended July 1, 2018, restructuring credits were associated with cost-reduction and productivity initiatives not associated with acquisitions, as well as acquisition-related costs, primarily associated with Hospira.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The restructuring activities for 2019 are associated with the following:

•	For the second quarter of 2019, Biopharma ($62 million credit); Upjohn ($9 million credit); and Other ($74 million credit).

•	For the first six months of 2019, Biopharma ($48 million credit); Upjohn ($22 million credit); and Other ($63 million credit).
The restructuring activities for 2018 are associated with the following:

•	For the second quarter of 2018, total reportable segments ($10 million credit); and Other ($13 million credit).

•
For the first six months of 2018, total reportable segments ($24 million credit); and Other ($9 million credit). At the beginning of fiscal 2019, we revised our operating segments and are unable to directly associate these prior-period restructuring charges with the new individual segments.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. In the second quarter and first six months of 2019 and 2018, integration costs were primarily related to our acquisition of Hospira.

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2018(a)	$1,203	$—	$49	$1,252
Provision/(credit)(b)	(167)	—	34	(134)
Utilization and other(c)	(303)	—	(18)	(321)
Balance, June 30, 2019(d)	$733	$—	$64	$797

(a)	Included in Other current liabilities ($823 million) and Other noncurrent liabilities ($428 million).

(b)
Includes the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years. See Note 5B for additional information.

(c)	Includes adjustments for foreign currency translation.

(d)	Included in Other current liabilities ($593 million) and Other noncurrent liabilities ($204 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Interest income(a)	$(59)	$(80)	(125)	(157)
Interest expense(a)	389	326	750	635
Net interest expense	330	245	625	478
Royalty-related income(b)	(231)	(121)	(320)	(217)
Net gains on asset disposals	—	(15)	(1)	(22)
Net gains recognized during the period on investments in equity securities(c)	(36)	(257)	(147)	(375)
Net realized losses on sales of investments in debt securities	—	8	—	12
Income from collaborations, out-licensing arrangements and sales of compound/product rights(d)	(22)	(174)	(104)	(316)
Net periodic benefit credits other than service costs(e)	(51)	(84)	(91)	(166)
Certain legal matters, net(f)	15	(88)	19	(107)
Certain asset impairments(g)	10	40	160	40
Business and legal entity alignment costs(h)	137	1	256	4
Net losses on early retirement of debt(i)	—	—	138	3
Other, net(j)	(27)	(106)	(318)	(64)
Other (income)/deductions––net	$126	$(551)	$218	$(728)

(a)
Interest income decreased in the second quarter and first six months of 2019, primarily driven by a lower investment balance. Interest expense increased in the second quarter and first six months of 2019, mainly as a result of higher short-term interest rates, as well as the retirement of lower-coupon debt and the issuance of new debt with a higher coupon than the debt outstanding for the comparative prior year periods.

(b)
The increase in royalty-related income for the second quarter and first six months of 2019 is primarily due to a one-time favorable resolution in the second quarter of 2019 of a legal dispute for $82 million.

(c)
The second quarter of 2018 included gains of $142 million and the first six months of 2018 included gains of $203 million related to our investment in ICU Medical stock. For additional information, see Note 7B.

(d)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the first six months of 2019, mainly includes $68 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus® (fluticasone propionate and salmeterol inhalation powder). In the second quarter of 2018, primarily included, among other things, $88 million in milestone income from multiple licensees and an upfront payment to us of $75 million for the sale of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

an α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor potentiator for cognitive impairment associated with schizophrenia (CIAS) to Biogen Inc. In the first six months of 2018, mainly includes, among other things, all of the factors discussed above for the second quarter of 2018, as well as a $75 million milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of ulcerative colitis, and a $40 million milestone payment from Merck in conjunction with the approval of ertugliflozin in the EU.

(e)	For additional information, see Note 10.

(f)	In the second quarter and first six months of 2018, primarily represented the reversal of a legal accrual where a loss was no longer deemed probable.

(g)
The second quarter and first six months of 2019 include an intangible asset impairment charge of $10 million and the second quarter and first six months of 2018 included an intangible asset impairment charge of $31 million, which are all related to a finite-lived developed technology right, acquired in connection with our acquisition of Anacor, for the treatment for toenail fungus marketed in the U.S. market only, associated with Biopharma and reflect, among other things, updated commercial forecasts. The first six months of 2019 also includes intangible asset impairment charges of: (i) $90 million related to WRDM IPR&D, which relates to a pre-clinical stage asset from our acquisition of Bamboo for gene therapies for the potential treatment of patients with certain rare diseases; and (ii) $40 million related to a Biopharma developed technology right, acquired in connection with our acquisition of King, for government defense products. The WRDM IPR&D intangible asset impairment charge was the result of a determination to not use certain Bamboo IPR&D acquired in future rare disease development. The intangible asset impairment charge related to the Biopharma developed technology right reflects, among other things, updated commercial forecasts including manufacturing cost assumptions. In addition, the first six months of 2019, includes other asset impairments of $20 million.

(h)
In the second quarter and first six months of 2019, represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services. In the second quarter and first six months of 2018, represents expenses for changes to our infrastructure to align our commercial operations that existed through December 31, 2018, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(i)	In the first six months of 2019, represents net losses due to the early retirement of debt in the first quarter of 2019, inclusive of the related termination of cross-currency swaps.

(j)
The second quarter of 2019 includes, among other things, charges of $81 million, reflecting the change in the fair value of contingent consideration, dividend income of $76 million from our investment in ViiV and $25 million of income from insurance recoveries related to Hurricane Maria. The first six months of 2019 includes, among other things, dividend income of $140 million from our investment in ViiV and $50 million of income from insurance recoveries related to Hurricane Maria. The second quarter of 2018 included, among other things, dividend income of $76 million from our investment in ViiV, and charges of $23 million, reflecting the change in the fair value of contingent consideration. The first six months of 2018 included, among other things, dividend income of $135 million from our investment in ViiV, and charges of $135 million reflecting the change in the fair value of contingent consideration. The second quarter and first six months of 2018 also included a non-cash $50 million pre-tax gain on the contribution of Pfizer’s allogeneic CAR T development program assets obtained from Cellectis S.A. and Les Laboratoires Servier SAS in connection with our contribution agreement entered into with Allogene, and a non-cash $17 million gain on the cash settlement of a liability that we incurred in April 2018 upon the EU approval of Mylotarg.

The following table provides additional information about the intangible assets that were impaired during 2019 in Other (income)/deductions:
	Fair Value(a)				Six Months Ended June 30, 2019
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$—	$—	$—	$—	$90
Intangible assets––Developed technology rights(b)	13	—	—	13	50
Total	$13	$—	$—	$13	$140

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.

(b)
Reflects intangible assets written down to fair value in the first six months of 2019. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

During the second quarter of 2019, Pfizer reached settlement of disputed issues at the IRS Office of Appeals, thereby settling all issues related to U.S. tax returns of Pfizer for the years 2009-2010. As a result of settling these years, in the second quarter of 2019 we recorded a benefit of approximately $1.4 billion, representing tax and interest.

Our effective tax rate for continuing operations was (22.1)% for the second quarter of 2019, compared to 14.3% for the second quarter of 2018 and was (5.7)% for the first six months of 2019, compared to 13.9% for the first six months of 2018.
The lower effective tax rate for the second quarter and first six months of 2019 in comparison with the same periods in 2018 was primarily due to:

•	an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily resulting from the aforementioned favorable settlement with the IRS;

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the enactment of the TCJA, as well as

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
Our estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings for which we plan to elect, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, payment over eight years through 2026 is reported in Income taxes payable (approximately $750 million) and the remaining liability is reported in Other taxes payable in our consolidated balance sheet as of June 30, 2019. The first installment of $750 million was paid in April 2019. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS:

•
During the second quarter of 2019, Pfizer reached settlement of disputed issues at the IRS Office of Appeals, thereby settling all issues related to U.S. tax returns of Pfizer for the years 2009-2010. As a result of settling these years, in the second quarter of 2019 we recorded a benefit of approximately $1.4 billion, representing tax and interest.

•	With respect to Pfizer, tax years 2011-2015 are currently under audit. Tax years 2016-2019 are open, but not under audit. All other tax years are closed.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2019), Japan (2017-2019), Europe (2011-2019, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2019, primarily reflecting Brazil) and Puerto Rico (2014-2019).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Loss

The following table provides the components of Tax provision/(benefit) on other comprehensive loss:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Foreign currency translation adjustments, net(a)	$(17)	$101	$10	$67
Unrealized holding gains/(losses) on derivative financial instruments, net	(53)	8	6	4
Reclassification adjustments for (gains)/losses included in net income	(4)	72	(59)	65
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	—	1
	(57)	79	(53)	70
Unrealized holding gains/(losses) on available-for-sale securities, net	(1)	(48)	4	(28)
Reclassification adjustments for (gains)/losses included in net income	3	20	5	(2)
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	—	—	—	(45)
	2	(29)	9	(76)
Benefit plans: actuarial gains/(losses), net	(1)	(13)	(1)	25
Reclassification adjustments related to amortization	15	14	18	28
Reclassification adjustments related to settlements, net	—	7	1	15
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	—	637
Other	8	27	3	6
	23	34	21	712
Benefit plans: prior service costs and other, net	—	—	—	—
Reclassification adjustments related to amortization of prior service costs and other, net	(11)	(11)	(22)	(22)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	4	—	(3)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	—	(144)
Other	—	(6)	—	—
	(11)	(13)	(22)	(168)
Tax provision/(benefit) on other comprehensive loss	$(59)	$173	$(34)	$605

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

(b)
For additional information on the adoption of a new accounting standard related to reclassification of certain tax effects from AOCI, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2018 in our 2018 Financial Report.

(c)
For additional information on the adoption of a new accounting standard related to financial assets and liabilities, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2018 in our 2018 Financial Report.

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2018	$(6,075)	$167	$(68)	$(6,027)	$728	$(11,275)
Other comprehensive income/(loss)(a)	(167)	(200)	61	116	(70)	(260)
Balance, June 30, 2019	$(6,242)	$(33)	$(8)	$(5,911)	$658	$(11,535)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $2 million loss for the first six months of 2019.
As of June 30, 2019, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $153 million. The net gains are expected to be offset primarily by net losses from reclassification adjustments related to foreign currency exchange-denominated forecasted intercompany inventory sales and available-for-sale debt securities.

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

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in Pfizer’s 2018 Financial Report:

	June 30, 2019			December 31, 2018
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities:
Money market funds	$4,727	$—	$4,727	$1,571	$—	$1,571
Equity(a)	26	15	12	29	17	11
	4,753	15	4,739	1,600	17	1,583
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	3,014	—	3,014	9,609	—	9,609
Corporate and other	2,013	—	2,013	5,482	—	5,482
	5,027	—	5,027	15,091	—	15,091
Total short-term investments	9,780	15	9,766	16,691	17	16,674
Other current assets
Derivative assets:
Interest rate contracts	79	—	79	97	—	97
Foreign exchange contracts	334	—	334	477	—	477
Total other current assets	412	—	412	574	—	574
Long-term investments
Classified as equity securities:
Equity(a)	1,425	1,400	25	1,223	1,193	30
Classified as trading securities:
Equity funds	53	53	—	50	50	—
	1,477	1,452	25	1,273	1,243	30
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	45	—	45	94	—	94
Corporate and other	385	—	385	397	—	397
	430	—	430	491	—	491
Total long-term investments	1,907	1,453	454	1,764	1,243	521
Other noncurrent assets
Derivative assets:
Interest rate contracts	453	—	453	335	—	335
Foreign exchange contracts	249	—	249	232	—	232
Total other noncurrent assets	702	—	702	566	—	566
Total assets	$12,801	$1,467	$11,334	$19,595	$1,260	$18,335

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$1	$—	$1	$5	$—	$5
Foreign exchange contracts	109	—	109	78	—	78
Total other current liabilities	110	—	110	82	—	82
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	—	—	—	378	—	378
Foreign exchange contracts	467	—	467	564	—	564
Total other noncurrent liabilities	467	—	467	942	—	942
Total liabilities	$577	$—	$577	$1,024	$—	$1,024

(a)
As of June 30, 2019, short-term equity securities of $11 million and long-term equity securities of $24 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan. As of December 31, 2018, short-term equity securities of $11 million and long-term equity securities of $29 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	June 30, 2019			December 31, 2018
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$36,168	$40,301	$40,301	$32,909	$35,260	$35,260

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities, and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 30, 2019 or December 31, 2018. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities, which represent investments in the life sciences sector, are based on Level 3 inputs using a market approach.

In addition, as of June 30, 2019 and December 31, 2018, we had long-term receivables whose fair value is based on Level 3 inputs. As of June 30, 2019 and December 31, 2018, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
Short-term investments
Equity securities	$4,753	$1,600
Available-for-sale debt securities	5,027	15,091
Held-to-maturity debt securities	1,347	1,003
Total Short-term investments	$11,128	$17,694

Long-term investments
Equity securities	$1,425	$1,223
Trading equity funds securities	53	50
Available-for-sale debt securities	430	491
Held-to-maturity debt securities	47	59
Private equity investments at cost, as adjusted, or equity method	951	944
Total Long-term investments	$2,905	$2,767
Held-to-maturity cash equivalents	$163	$199

B. Investments

At June 30, 2019, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt and equity securities at June 30, 2019 and December 31, 2018 is as follows, including, as of June 30, 2019, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:

	June 30, 2019								December 31, 2018
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$3,056	$9	$(7)	$3,059	$3,014	$45	$—	$3,059	$9,754	$7	$(58)	$9,703
Corporate and other(a)	2,409	1	(12)	2,398	2,013	382	3	2,398	5,905	—	(27)	5,878
Held-to-maturity debt securities
Time deposits and other	693	—	—	693	646	10	37	693	668	—	—	668
Government and agency––non-U.S.	865	—	—	865	864	—	—	865	592	—	—	592
Total debt securities	$7,023	$10	$(19)	$7,014	$6,537	$437	$40	$7,014	$16,920	$8	$(85)	$16,842

(a)	Primarily issued by a diverse group of corporations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the net unrealized (gains) and losses for the period that relate to equity securities still held at the reporting date, calculated as follows:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net gains recognized during the period on investments in equity securities(a)	$(36)	$(257)	$(147)	$(375)
Less: Net gains recognized during the period on equity securities sold during the period	(6)	(27)	(10)	(46)
Net unrealized gains during the reporting period on equity securities still held at the reporting date	$(31)	$(230)	$(137)	$(328)

(a)	The net gains on investments in equity securities are reported in Other (income)/deductions––net. For additional information, see Note 4.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
Commercial paper	$6,705	$3,100
Current portion of long-term debt, principal amount	2,139	4,781
Other short-term borrowings, principal amount(a)	1,691	966
Total short-term borrowings, principal amount	10,535	8,847
Net fair value adjustments related to hedging and purchase accounting	—	(5)
Net unamortized discounts, premiums and debt issuance costs	(29)	(11)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$10,507	$8,831

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7E.
D. Long-Term Debt
New Issuances

In the first quarter of 2019, we issued the following senior unsecured notes:
		Principal
(MILLIONS OF DOLLARS)	Maturity Date	As of June 30, 2019
2.800% notes(a)	March 11, 2022	$500
2.950% notes(a)	March 15, 2024	750
3.450% notes(a)	March 15, 2029	1,750
3.900% notes(a)	March 15, 2039	750
4.000% notes(a)	March 15, 2049	1,250
Total long-term debt issued in the first quarter of 2019(b)		$5,000

(a)	Fixed rate notes may be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest.

(b)	The weighted-average effective interest rate for the notes at issuance was 3.57%.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
Total long-term debt, principal amount	$35,082	$32,558
Net fair value adjustments related to hedging and purchase accounting	1,264	479
Net unamortized discounts, premiums and debt issuance costs	(185)	(136)
Other long-term debt	6	7
Total long-term debt, carried at historical proceeds, as adjusted	$36,168	$32,909
Current portion of long-term debt, carried at historical proceeds, as adjusted	$2,139	$4,776

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

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$18,012	$483	$519	$22,984	$654	$586
Interest rate contracts	8,812	531	1	11,145	432	383
		1,015	520		1,085	968

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16,615	99	58	$15,154	55	55

Total		$1,114	$577		$1,140	$1,024

(a)
The notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $6.7 billion as of June 30, 2019 and $5.8 billion as of December 31, 2018.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$(204)	$107	$48	$(330)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	28	20	32	20
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	483	(121)	—	—	—	—
Hedged item	(483)	121	—	—	—	—
Foreign exchange contracts	—	12	—	—	—	—
Hedged item	—	(12)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(48)	153	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	52	25	31	21
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(d)	—	—	(16)	85	—	—
Foreign currency long-term debt(d)	—	—	(27)	186	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(4)	61	—	—	—	—
All other net	—	—	—	1	—	1
	$(4)	$62	$(216)	$577	$111	$(289)

	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$6	$(36)	$257	$(402)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	84	48	86	48
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	813	(520)	—	—	—	—
Hedged item	(813)	520	—	—	—	—
Foreign exchange contracts	—	4	—	—	—	—
Hedged item	—	(4)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(25)	148	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	93	27	55	26
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(d)	—	—	19	43	—	—
Foreign currency long-term debt(d)	—	—	11	94	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(124)	6	—	—	—	—
All other net	—	—	1	1	—	1
	$(124)	$6	$188	$325	$398	$(328)

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

(c)
Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $155 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(d)
Short-term borrowings include foreign currency short-term borrowings with carrying values of $1.1 billion as of June 30, 2019, which are used as hedging instruments in net investment hedges. Long-term debt includes foreign currency long-term borrowings with carrying values of $2.0 billion as of June 30, 2019, which are used as hedging instruments in net investment hedges.

The following table provides the total amount of each income and expense line in which the results of fair value or cash flow hedges are recorded:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30 2019	July 1, 2018
Cost of sales	$2,576	$2,916	$5,009	$5,479
Other (income)/deductions—net	126	(551)	218	(728)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	June 30, 2019			December 31, 2018
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS OF DOLLARS)	Carrying Amount of Actively Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Actively Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term investments	$45	$(1)	$—	$45	$(1)	$—
Short-term borrowings, including current portion of long-term debt	—	—	—	1,499	(5)	—
Long-term debt	9,321	452	435	9,952	(45)	129

(a)	Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of June 30, 2019, the aggregate fair value of these derivative instruments that are in a net liability position was $279 million, for which we have posted collateral of $283 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of June 30, 2019, we received cash collateral of $1.6 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts that are in a net asset position. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. For additional information on significant customers, see Notes to Consolidated Financial Statements––Note 18C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2018 Financial Report. As of June 30, 2019, we had amounts due from a well-diversified, high quality group of banks ($2.0 billion) from around the world. For details about our investments, see Note 7B above.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	June 30, 2019	December 31, 2018
Finished goods	$2,494	$2,262
Work-in-process	5,249	4,701
Raw materials and supplies	490	546
Inventories(a)	$8,233	$7,508
Noncurrent inventories not included above(b)	$646	$618

(a)
The change from December 31, 2018 reflects increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery and market demand, partially offset by a decrease due to foreign exchange.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.
Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	June 30, 2019			December 31, 2018
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$89,540	$(60,949)	$28,590	$89,430	$(58,895)	$30,535
Brands	923	(725)	198	923	(708)	215
Licensing agreements and other	1,440	(1,159)	281	1,436	(1,140)	296
	91,903	(62,833)	29,070	91,788	(60,743)	31,045
Indefinite-lived intangible assets
Brands and other	1,994		1,994	1,994		1,994
IPR&D	1,961		1,961	2,171		2,171
	3,954		3,954	4,165		4,165
Identifiable intangible assets(a)	$95,857	$(62,833)	$33,024	$95,954	$(60,743)	$35,211

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

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	June 30, 2019
	Biopharma	Upjohn	WRDM
Developed technology rights	99%	1%	—
Brands, finite-lived	100%	—	—
Brands, indefinite-lived	42%	58%	—
IPR&D	86%	—	14%

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for each of the second quarters of 2019 and 2018, and $2.4 billion for the first six months of 2019 and 2018.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill

Prior to 2019, we managed our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). At the beginning of our 2019 fiscal year, we reorganized our commercial operations and our businesses are now managed through three different operating segments––Biopharma, Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (see Note 13 for further information). Our Consumer Healthcare business is classified as held for sale as of December 31, 2018 and June 30, 2019 and, therefore the goodwill attributable to the Pfizer Consumer Healthcare business is included in Assets held for sale in the accompanying condensed consolidated balance sheets and not included in the table below (see Note 2 for further information). As a result of the reorganization of our commercial operations, our remaining goodwill was required to be reallocated amongst the new Biopharma and Upjohn operating segments by determining the fair value of each reporting unit under our old and new management structure and the portions being transferred. We completed this re-allocation based on relative fair value in the second quarter of 2019 and have retrospectively presented goodwill according to the new operating structure.

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Biopharma	Upjohn	Total
Balance, December 31, 2018	$42,927	$10,484	$53,411
Other(a)	(47)	(12)	(59)
Balance, June 30, 2019	$42,880	$10,472	$53,352

(a)	Primarily reflects the impact of foreign exchange.
Note 10. Pension and Postretirement Benefit Plans

The following tables provide the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net periodic benefit cost/(credit):
Service cost	$—	$—	$—	$—	$31	$34	$9	$10
Interest cost	157	150	12	14	54	55	19	18
Expected return on plan assets	(223)	(261)	—	—	(80)	(93)	(8)	(9)
Amortization of:
Actuarial losses	37	30	2	3	20	26	1	2
Prior service credits	(1)	—	—	—	(1)	(1)	(45)	(45)
Curtailments	—	7	—	—	—	—	—	(7)
Settlements	2	25	—	5	—	—	—	—
Special termination benefits	1	—	3	—	—	—	1	—
	$(27)	$(49)	$17	$21	$25	$21	$(23)	$(32)

	Six Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net periodic benefit cost/(credit):
Service cost	$—	$—	$—	$—	$63	$71	$19	$20
Interest cost	315	301	25	26	109	109	38	36
Expected return on plan assets	(445)	(524)	—	—	(160)	(185)	(16)	(18)
Amortization of:
Actuarial losses	74	60	5	7	41	52	2	4
Prior service costs/(credits)	(2)	1	—	—	(2)	(2)	(89)	(90)
Curtailments	—	9	—	—	—	—	—	(14)
Settlements	2	45	—	21	—	—	—	—
Special termination benefits	1	—	9	—	—	—	1	—
	$(55)	$(107)	$37	$55	$51	$44	$(46)	$(63)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2019, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the six months ended June 30, 2019	$5	$99	$130	$67
Expected contributions from our general assets during 2019(a)	11	197	191	147

(a)
Contributions expected to be made for 2019 are inclusive of amounts contributed during the six months ended June 30, 2019. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(IN MILLIONS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
EPS Numerator––Basic
Income from continuing operations	$5,056	$3,879	$8,945	$7,450
Less: Net income attributable to noncontrolling interests	10	7	15	16
Income from continuing operations attributable to Pfizer Inc.	5,046	3,872	8,929	7,434
Less: Preferred stock dividends––net of tax	—	—	—	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	5,045	3,871	8,929	7,433
Discontinued operations––net of tax	—	—	—	(1)
Net income attributable to Pfizer Inc. common shareholders	$5,045	$3,871	$8,929	$7,432
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$5,046	$3,872	$8,929	$7,434
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	—	—	(1)
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$5,046	$3,872	$8,929	$7,432
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,562	5,866	5,598	5,911
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	110	86	112	93
Weighted-average number of common shares outstanding––Diluted	5,672	5,952	5,711	6,004
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	1	3	2	2
Cash dividends declared per share	$0.36	$0.34	$0.72	$0.68

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. The Patent Trial and Appeal Board refused to initiate proceedings as to two patents. In June 2018, the Patent Trial and Appeal Board ruled on another patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent has appealed the decision. In March and June 2019, an additional patent was found invalid in separate proceedings by the Patent Trial and Appeal Board. We have appealed. Challenges to other patents remain pending in jurisdictions outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor pneumococcal vaccine into the marketplace. In the event that any of the patents are found valid and infringed, a competitor pneumococcal vaccine might be prohibited from entering the market or required to pay Pfizer a royalty. We are also subject to patent litigation pursuant to which one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, the Wyeth Group) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Ltd. (collectively, Sun), in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Alembic and Sun, each seeking approval to market generic versions of bosutinib. Alembic is challenging a patent covering polymorphic forms of bosutinib, which expires in 2026, and a patent covering methods of treating chronic myelogenous leukemia, which expires in 2025. Sun is also challenging the same patent covering polymorphic forms of bosutinib that expires in 2026. In March 2017, the Wyeth Group brought a patent-infringement action against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, MSN), in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed with the FDA by MSN, seeking approval to market a generic version of bosutinib, and challenging a patent expiring in 2026 covering polymorphic forms of bosutinib. In September 2017, the case against MSN was dismissed. Also, in September 2017, the Wyeth Group brought an additional patent-infringement action against Sun in the U.S. District Court for the District of Delaware asserting the infringement and validity of two other patents challenged by Sun, covering compositions of bosutinib and methods of treating chronic myelogenous leukemia, each of which expire in 2025.
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
Precedex Premix
In June 2014, Ben Venue Laboratories, Inc. (Ben Venue) notified our subsidiary, Hospira, that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that a patent related to the use of Precedex in an intensive care unit setting, which expired in March 2019, was invalid or not infringed. In August 2014, Hospira and Orion Corporation (co-owner of the patent that is the subject of the lawsuit) filed suit against Ben Venue, Hikma Pharmaceuticals PLC (Hikma), and West-Ward Pharmaceutical Corp. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patent. In October 2014, Eurohealth International Sarl was substituted for Ben Venue and Hikma. In June 2016, this case was settled on terms not material to Pfizer.
In June 2015, Amneal Pharmaceuticals LLC (Amneal) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In August 2015, Hospira filed suit against Amneal in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents that are the subject of the lawsuit. In January 2018, the District Court ruled that one of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the four patents was valid and infringed, and that the other three patents were invalid. In February and March 2018, respectively, each of Amneal and Hospira appealed the District Court decision to the U.S. Court of Appeals for the Federal Circuit. In January 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

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

In August 2016, Par Sterile Products, LLC (Par) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that four patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In September 2016, Hospira filed suit against Par in the U.S. District Court for the District of Delaware asserting the validity and infringement of the patents that are the subject of the lawsuit. In December 2016, the case was stayed pending the outcome of Hospira’s suit against Amneal (including all appeals). In February 2019, a new stay was entered, extending the stay until the outcome of the appeal in the Fresenius case.

In December 2017, Gland Pharma Limited (Gland) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that six patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In February 2018, Hospira filed suit against Gland in the U.S. District Court for the District of Delaware asserting the validity and infringement of four patents that are the subject of the lawsuit. The case against Gland has been stayed pending the outcome of the appeal in the Fresenius case.

In December 2017, Jiangsu Hengrui Medicine Co., Ltd. (Hengrui) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that six patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In February 2018, Hospira filed suit against Hengrui in the U.S. District Court for the District of Delaware asserting the validity and infringement of four patents that are the subject of the lawsuit. The case against Hengrui has been stayed pending the outcome of the appeal in the Fresenius case.

In February 2018, Baxter Healthcare Corporation (Baxter) filed a declaratory judgment action against Hospira in the U.S. District Court for the District of Delaware seeking a declaration of non-infringement of four patents relating to the Precedex premix formulations and their use. One of the patents included in the action related to the use of Precedex in an intensive care unit setting and expired in 2019 and the other three patents expire in 2032. In March 2018, Hospira filed a counterclaim for infringement of the patent that expired in 2019. In November 2018, the case was dismissed by mutual agreement of the parties.
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

Separately, also in February 2017, we brought a patent-infringement action against Sun Pharmaceutical Industries Ltd. (Sun Ltd.) in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering a polymorphic form of tofacitinib, expiring in 2023, that was challenged by Sun Ltd. in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In November 2017, we brought an additional patent-infringement action against Sun Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of another patent challenged by Sun Ltd., which covers the active ingredient and expires in December 2025. In October 2018, we brought a third patent infringement action against Sun Ltd. in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patent covering the extended release formulation of tofacitinib, which expires in 2034. In March and April 2019, the actions against Sun Ltd. were dismissed by mutual agreement of the parties.

In March 2017, we brought a patent-infringement action against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) in the U.S. District Court for the District of Delaware asserting the infringement and validity of three patents: the patent covering the active ingredient expiring in December 2025, the patent covering an enantiomer of tofacitinib

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2019, we brought a separate patent infringement action against Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, Ajanta) in the U.S. District Court for the District of Delaware asserting the infringement and validity of two patents: the patent covering the active ingredient that expires in December 2025 and the patent covering a polymorphic form of tofacitinib that expires in 2023, each of which Ajanta challenged in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets.
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

Matters Involving Our Collaboration/Licensing Partners
Xtandi (enzalutamide)
In December 2016, Medivation and Medivation Prostate Therapeutics, Inc. (collectively, the Medivation Group); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc. (collectively, Astellas); and The Regents of the University of California filed patent-infringement suits in the U.S. District Court for the District of Delaware against Actavis Laboratories FL, Inc. and Actavis LLC (collectively, Actavis); Zydus; and Apotex Inc. and Apotex Corp. (collectively, Apotex) in connection with those companies’ respective abbreviated new drug applications filed with the FDA for approval to market generic versions of enzalutamide. The generic manufacturers are challenging patents, which expire as early as 2026, covering enzalutamide and treatments for prostate cancer. In May 2017, the Medivation Group filed a patent-infringement suit against Roxane Laboratories Inc. (Roxane) in the same court in connection with Roxane’s abbreviated new drug application with the FDA for approval to market a generic version of enzalutamide. In 2018 and early 2019, we settled all pending claims against the various generic

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

challengers on terms not material to Pfizer, with the exception of our claims against Aurobindo, which remain pending in the U.S. District Court for the District of Delaware.
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
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation (American Optical), which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of June 30, 2019, approximately 46,400 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In August 2017, a similar lawsuit brought in the U.S. District Court for the District of New Jersey on behalf of a purported class of direct purchaser plaintiffs against Pfizer, King, Meridian and Mylan was voluntarily dismissed without prejudice. Against Pfizer and/or its affiliates, plaintiffs generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust or consumer protection laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated the federal Racketeer Influenced and Corrupt Organizations Act. Plaintiffs also filed various consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2009. In August 2017, the actions were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation (In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices and Antitrust Litigation, MDL-2785) in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties.
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
Array Securities Litigation
In November 2017, two purported class actions were filed in the U.S. District Court for the District of Colorado alleging that Array, which we acquired in July 2019 and is our wholly owned subsidiary, and certain of its former officers violated federal securities laws in connection with certain disclosures made, or omitted, by Array regarding the NRAS-mutant melanoma program. In March 2018, the actions were consolidated into a single proceeding.
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
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2018, the U.S. Department of Justice requested documents related to this matter, which are being provided.
Allergan Complaint for Indemnity
In August 2018, Pfizer was named as a defendant in a third-party complaint for indemnity, along with King, filed by Allergan Finance LLC (Allergan) in a Multi-District Litigation (In re National Prescription Opiate Litigation MDL 2804) in the U.S. District Court for the Northern District of Ohio. The lawsuit asserted claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer's acquisition of King in 2010. In December 2018, the District Court dismissed the lawsuit. In February 2019, Allergan filed a similar complaint in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian.
A4. Legal Proceedings––Government Investigations
Like other pharmaceutical companies, we are subject to extensive regulation by government agencies in the U.S., other developed markets and multiple emerging markets in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Criminal charges, substantial fines and/or civil penalties, limitations on our ability to conduct business in applicable jurisdictions, corporate integrity or deferred prosecution agreements, as well as reputational harm and increased public interest in the matter could result from government investigations in the U.S. and other jurisdictions in which we do business. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government. Among the investigations by government agencies are the matters discussed below.
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
Greenstone Investigations

•	U.S. Department of Justice Antitrust Division Investigation
Since July 2017, the U.S. Department of Justice's Antitrust Division has been investigating our Greenstone generics business.  We believe this is related to an ongoing broader antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone.

•	State Attorneys General Generics Antitrust Litigation
In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. In May 2019, Attorneys General of more than 40 states plus the District of Columbia and Puerto Rico filed a complaint against a number of pharmaceutical companies, including Greenstone and Pfizer. The matter has been consolidated with a Multi-District Litigation (In re: Generic Pharmaceuticals Pricing Antitrust Litigation MDL No. 2724) in the Eastern District of Pennsylvania. As to Greenstone and Pfizer, the complaint alleges anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2019, the estimated fair value of these indemnification obligations was not significant.
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
C. Certain Commitments
On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock. Pursuant to the terms of the agreement, on February 12, 2019, we paid approximately $6.8 billion to GS&Co. and received an initial delivery of approximately 130 million shares of our common stock from GS&Co., which represented, based on the closing price of our common stock on the NYSE on February 7, 2019, approximately 80% of the notional amount of the accelerated share repurchase agreement. On August 1, 2019, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 33.5 million shares of our common stock from GS&Co. on August 5, 2019. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $41.42 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement and other share repurchases through June 30, 2019, our remaining share-purchase authorization was approximately $5.3 billion on June 30, 2019.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three distinct business segments: Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (Consumer Healthcare). The Biopharma, Upjohn and Consumer Healthcare segments are each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn and Consumer Healthcare are responsible for their own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation. Biopharma and Upjohn are the only reportable segments. We have revised prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As our operations were not managed under the new structure until the beginning of fiscal 2019, certain costs and expenses could not be directly attributed to one of the new operating segments. As a result, our operating segment results for the second quarter and first six months of 2018 include allocations, which management believes are reasonable.
Operating Segments

Some additional information about our Biopharma and Upjohn business segments follows:
Pfizer Biopharmaceuticals Group
Biopharma is a science-based innovative medicines business that includes six business units – Oncology, Inflammation & Immunology, Rare Disease, Hospital, Vaccines and Internal Medicine. The new Hospital unit commercializes our global portfolio of sterile injectable and anti-infective medicines and includes Pfizer’s contract manufacturing operation, Pfizer CentreOne. At the beginning of our 2019 fiscal year, we also incorporated our biosimilar portfolio into our Oncology and Inflammation & Immunology business units and certain legacy established products into the Internal Medicine business unit. Each business unit is committed to delivering breakthroughs that change patients’ lives.
Upjohn is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, as well as certain generic medicines.
Select products include: - Prevnar 13/Prevenar 13 - Ibrance - Eliquis - Xeljanz - Enbrel (outside the U.S. and Canada) - Chantix/Champix - Sutent - Xtandi	Select products include: - Lyrica - Lipitor - Norvasc - Celebrex - Viagra - Certain generic medicines

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 29, 2019, which fell in the third fiscal quarter of 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. For additional information, see Note 1A.
Pfizer’s Consumer Healthcare segment is an over-the-counter medicines business, which on July 31, 2019 was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. See Note 2 for additional information.
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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $156 billion as of June 30, 2019 and $159 billion as of December 31, 2018.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Reportable Segments:
Biopharma	$9,595	$9,434	$6,093	$5,958
Upjohn	2,807	3,147	1,951	2,222
Total reportable segments	12,402	12,581	8,044	8,181
Other business activities	—	—	(1,193)	(1,119)
Reconciling Items:
Corporate and other unallocated	862	886	(1,399)	(1,576)
Purchase accounting adjustments	—	—	(1,178)	(1,134)
Acquisition-related costs	—	—	176	(62)
Certain significant items(b)	—	—	(309)	237
	$13,264	$13,466	$4,141	$4,527

	Six Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Reportable Segments:
Biopharma	$18,779	$18,315	$11,981	$11,781
Upjohn	5,882	6,267	4,225	4,391
Total reportable segments	24,661	24,582	16,206	16,172
Other business activities	—	—	(2,306)	(2,307)
Reconciling Items:
Corporate and other unallocated	1,721	1,791	(2,676)	(2,900)
Purchase accounting adjustments	—	—	(2,217)	(2,355)
Acquisition-related costs	—	—	148	(110)
Certain significant items(b)	—	—	(691)	154
	$26,382	$26,373	$8,463	$8,654

(a)
Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income of $76 million in the second quarter of 2019 and $76 million in the second quarter of 2018, and $140 million in the first six months of 2019 and $135 million in the first six months of 2018 from our investment in ViiV. For additional information, see Note 4.

(b)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (such as restructuring or legal charges) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

For Earnings in the second quarter of 2019, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $113 million, (ii) charges for certain legal matters of $15 million, (iii) certain asset impairment charges of $10 million, (iv) charges for business and legal entity alignment of $141 million, (v) net gains recognized during the period on investments in equity securities of $25 million and (vi) other charges of $56 million. For additional information, see Note 3 and Note 4.
For Earnings in the second quarter of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $42 million, (ii) a net credit for certain legal matters of $88 million, (iii) certain asset impairment charges of $31 million, (iv) charges for business and legal entity alignment of $1 million, (v) net gains recognized during the period on investments in equity securities of $257 million and (vi) other charges of $35 million, which includes, among other things, a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic CAR T cell therapy development program assets in connection with our contribution agreement entered into with Allogene. For additional information, see Note 3 and Note 4.
For Earnings in the first six months of 2019, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $170 million, (ii) charges for certain legal matters of $9 million, (iii) certain asset impairment charges of $149 million, (iv) charges for business and legal entity alignment of $264 million, (v) net gains recognized during the period on investments in equity securities of $136 million, (vi) net losses on early retirement of debt of $138 million and (vii) other charges of $97 million. For additional information, see Note 3 and Note 4.
For Earnings in the first six months of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $93 million, (ii) net credits for certain legal matters of $107 million, (iii) certain asset impairment charges of $31 million, (iv) charges for business and legal entity alignment of $4 million, (v) net gains recognized during the period on investments in equity securities of $375 million, (vi) net losses on early retirement of debt of $3 million and (vii) other charges of $197 million, which includes, among other things, a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic CAR T cell therapy development program assets in connection with our contribution agreement entered into with Allogene, and a $119 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA. For additional information, see Note 3 and Note 4.
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
B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
U.S.	$6,335	$6,225	2	$12,510	$12,500	—
Developed Europe(a)	2,228	2,334	(5)	4,315	4,426	(3)
Developed Rest of World(b)	1,639	1,694	(3)	3,174	3,155	1
Emerging Markets(c)	3,062	3,214	(5)	6,383	6,292	1
Revenues	$13,264	$13,466	(2)	$26,382	$26,373	—

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.8 billion in the second quarter of 2019 and $1.9 billion in the second quarter of 2018, and were $3.5 billion in the first six months of 2019 and $3.6 billion in the first six months of 2018.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues

The following table provides detailed revenue information:
(MILLIONS OF DOLLARS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
TOTAL REVENUES		$13,264	$13,466	$26,382	$26,373
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)(a)		$9,595	$9,434	$18,779	$18,315
Internal Medicine(b)		$2,330	$2,276	$4,546	$4,347
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,085	889	2,096	1,654
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	276	277	549	528
Premarin family	Symptoms of menopause	193	210	361	401
BMP2	Development of bone and cartilage	79	80	145	153
Toviaz	Overactive bladder	65	70	125	130
All other Internal Medicine	Various	631	750	1,270	1,480
Oncology(c)		$2,236	$1,888	$4,198	$3,648
Ibrance	Advanced breast cancer	1,261	1,027	2,394	1,960
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	248	275	480	537
Xtandi alliance revenues	Castration-resistant prostate cancer	201	171	369	330
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	133	137	255	290
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	97	77	177	138
Inlyta	Advanced RCC	104	81	177	155
Retacrit(j)	Anemia	51	18	82	36
All other Oncology	Various	140	100	262	201
Hospital(d)		$1,913	$2,077	$3,800	$4,103
Sulperazon	Treatment of infections	165	150	342	319
Medrol(e)	Steroid anti-inflammatory	120	123	240	258
Vfend	Fungal infections	94	110	178	207
Zithromax(e)	Bacterial infections	73	81	177	182
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	80	95	146	148
Zyvox	Bacterial infections	71	66	134	134
Fragmin	Slows blood clotting	63	74	123	145
Zosyn/Tazocin	Antibiotic	53	58	104	120
Pfizer CentreOne(f)	Various	204	209	380	381
All other Anti-infectives	Various	367	362	721	755
All other Hospital(d)	Various	623	748	1,254	1,455
Vaccines		$1,375	$1,400	$2,988	$2,863
Prevnar 13/Prevenar 13	Pneumococcal disease	1,179	1,250	2,665	2,631
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	95	73	133	105
Nimenrix	Meningococcal disease	58	30	107	49
All other Vaccines	Various	43	47	82	78
Inflammation & Immunology (I&I)(g)		$1,219	$1,222	$2,256	$2,235
Xeljanz	RA, PsA, UC	613	463	1,036	788
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	420	551	871	1,057
Inflectra/Remsima(g), (j)	Inflammatory diseases	153	158	291	303
Eucrisa	Mild-to-moderate atopic dermatitis (eczema)	27	39	50	65
All other I&I	Various	6	11	9	22
Rare Disease		$521	$571	$991	$1,120
BeneFIX	Hemophilia	121	141	247	288
Genotropin	Replacement of human growth hormone	125	140	232	272
Refacto AF/Xyntha	Hemophilia	108	141	214	271
Somavert	Acromegaly	68	68	128	131
Vyndaqel	ATTR-Cardiomyopathy and Polyneuropathy	63	38	104	72
All other Rare Disease	Various	35	43	66	86

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
UPJOHN(b), (h)		$2,807	$3,147	$5,882	$6,267
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,175	1,223	2,362	2,436
Lipitor	Reduction of LDL cholesterol	407	521	1,029	1,032
Norvasc	Hypertension	216	273	516	529
Celebrex	Arthritis pain and inflammation, acute pain	174	161	347	306
Viagra	Erectile dysfunction	114	185	259	372
Effexor	Depression and certain anxiety disorders	86	79	163	150
Zoloft	Depression and certain anxiety disorders	73	77	143	151
Xalatan/Xalacom	Glaucoma and ocular hypertension	72	85	133	157
Revatio	Pulmonary arterial hypertension	56	54	98	109
Xanax	Anxiety disorders	52	56	98	111
All other Upjohn	Various	382	433	735	914
CONSUMER HEALTHCARE BUSINESS(i)		$862	$886	$1,721	$1,791
Total Alliance revenues	Various	$1,187	$987	$2,277	$1,842
Total Biosimilars(j)	Various	$217	$188	$396	$361
Total Sterile Injectable Pharmaceuticals(k)		$1,218	$1,329	$2,455	$2,688

(a)
The Pfizer Biopharmaceuticals Group encompasses Internal Medicine, Oncology, Hospital, Vaccines, Inflammation & Immunology and Rare Disease. The new Hospital business unit commercializes our global portfolio of sterile injectable and anti-infective medicines, and also includes Pfizer CentreOne(f).

(b)
We reclassified certain products from the LEP category, including Premarin family products, and certain other products from the legacy Peri-LOE category, including Pristiq, to the Internal Medicine category and reclassified Lyrica from the Internal Medicine category to the Upjohn business to conform 2018 product revenues to the current presentation.

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

(e)
2018 revenues for Medrol and Zithromax may not agree to previously disclosed revenues because revenues for those products were previously split between LEP and the legacy SIP categories. All revenues for these products are currently reported in the Hospital category.

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

(i)
Pfizer’s Consumer Healthcare business is an over-the-counter medicines business, which on July 31, 2019 was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. For additional information, see Note 2.

(j)	Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima and Retacrit.

(k)	Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital business, including anti-infective sterile injectable pharmaceuticals.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary companies (the Company) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and July 1, 2018 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 8, 2019

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

This section provides information about the following: Our Business; our performance during the second quarter and first six months of 2019 and 2018; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; Our Financial Guidance for 2019 and Preliminary Financial Profile Upon the Completion of the Proposed Combination of Upjohn and Mylan.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 63
This section discusses updates to our 2018 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements.
●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 65
This section includes the following sub-sections:
	○ Revenues by Operating Segment and Geography	Beginning on page 65
This sub-section provides an overview of revenues by operating segment and geography as well as revenue deductions.
	○ Revenues - Selected Product Discussion	Beginning on page 69
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 75
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 79
This sub-section provides a discussion about our costs and expenses.
	○ Provision/(Benefit) for Taxes on Income	Beginning on page 81
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 81
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 87
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 95
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 96
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 97
This section provides an analysis of our cash flows for the first six months of 2019 and 2018.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 98

This section provides an analysis of selected measures of our liquidity and of our capital resources as of June 30, 2019 and December 31, 2018, as well as a discussion of our outstanding debt and other commitments that existed as of June 30, 2019 and December 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

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

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development and manufacture of healthcare products, including innovative medicines and vaccines, as well as, through July 31, 2019, many of the world’s best-known consumer healthcare products. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products and, to a much lesser extent, from alliance agreements, under which we co-promote products discovered or developed by other companies or us (Alliance revenues).

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Assets and Liabilities Held for Sale and Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Our Strategy––Commercial Operations” section of this MD&A below.

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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and six months ended May 26, 2019 and May 27, 2018. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended June 30, 2019 and July 1, 2018.
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
Our significant recent business development activities include:

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, which fell in the third fiscal quarter of 2019, we closed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture is a category leader in pain relief, respiratory and vitamins, minerals and supplements, and therapeutic oral health and is the largest global OTC consumer healthcare business. In exchange for contributing our Consumer Healthcare business, we received a 32% equity stake in the new company and GSK owns the remaining 68%. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Assets and Liabilities Held for Sale and the “Our Strategy––Commercial Operations” section of this MD&A below.

•
Acquisition of Array BioPharma Inc.––On July 30, 2019, which fell in the third fiscal quarter of 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash, for a total enterprise value of approximately $11.4 billion. We financed the majority of the transaction with debt and the balance with existing cash.

•
Agreement to Combine Upjohn with Mylan––On July 29, 2019, which fell in the third fiscal quarter of 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun off or split off to Pfizer’s shareholders and simultaneously combined with Mylan. Pfizer shareholders would own

57% of the combined new company, and Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction is anticipated to close in mid-2020, subject to Mylan shareholder approval and customary closing conditions, including receipt of regulatory approvals.

•
Acquisition of Therachon Holding AG––On July 1, 2019, which fell in the third fiscal quarter of 2019, we acquired all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia, a genetic condition and the most common form of short-limb dwarfism, for $340 million upfront, plus potential milestone payments of up to $470 million. In 2018, Pfizer acquired 3% of Therachon’s outstanding shares.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Assets and Liabilities Held for Sale and the “Our Strategy––Our Business Development Initiatives” sections of this MD&A below.
Product Manufacturing
We periodically encounter difficulties or delays in manufacturing, including due to suspension of manufacturing or voluntary recall of a product, or legal or regulatory actions such as warning letters. For example, Hospira’s manufacturing facility in McPherson, Kansas is currently under the FDA inspection status of Official Action Indicated (OAI). As a result of this status, the FDA may refuse to grant premarket approval of applications and/or the FDA may refuse to grant export certificates related to products manufactured at our McPherson site until the site status is upgraded, which upgrade would be based on a re-inspection by the FDA. Future FDA inspections and regulatory activities will further assess the adequacy and sustainability of corrections implemented at the site. Communication with the FDA on the status of the McPherson site is ongoing. For additional information regarding the FDA inspection of the McPherson site, see Part I, Item 1A, “Risk Factors––Product Manufacturing, Sales and Marketing Risks” of our 2018 Form 10-K. Also, in March 2019, we received a warning letter from the FDA communicating the FDA’s view that certain violations of cGMP regulations exist at Pfizer’s Irungattukottai (IKKT) manufacturing facility in Chennai, India. The warning letter is related to the FDA’s March-April 2018 inspection of the IKKT facility. Following this inspection, Pfizer paused production at the IKKT facility and initiated implementation of a comprehensive corrective and preventive action plan to address the issues noted by the FDA. Due to long-term loss of product demand, Pfizer announced in January 2019 its intention to exit the IKKT facility and subsequently the site has been closed.

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

Our Second Quarter 2019 Performance

Revenues

Revenues in the second quarter of 2019 decreased $203 million, or 2%, compared to the same period in 2018, which reflects an operational increase of $324 million, or 2%, more than offset by the unfavorable impact of foreign exchange of $527 million, or 4%. Revenues in the first six months of 2019 were relatively flat compared to the same period in 2018, and reflect an unfavorable impact of foreign exchange of $980 million, or 4%, and an operational increase of $989 million.

The following provides an analysis of the changes in revenues for the second quarter and first six months of 2019:

(MILLIONS OF DOLLARS)	Three Months	Six Months
Revenues, for the three and six months ended July 1, 2018	$13,466	$26,373

Operational growth/(decline):
Continued growth from certain key brands(a)	675	1,400
Volume-driven growth from Celebrex and Effexor, primarily in Japan, and higher revenues for Biosimilars primarily in the U.S.	69	124
(Decline)/growth from Lipitor and Norvasc, primarily in China	(131)	73
Declines from Viagra and Pfizer’s authorized generic for Viagra in the U.S.; the Hospital business; Enbrel internationally; certain rare disease products(b); Lyrica; Prevnar 13/Prevenar 13 in the second quarter of 2019; and, in the six months ended June 30, 2019, Greenstone, Upjohn’s solid oral dose generics subsidiary	(355)	(592)
Growth/(decline) from Consumer Healthcare	8	(11)
Other operational factors, net	58	(5)
Operational growth, net	324	989

Operational revenues	13,791	27,361
Unfavorable impact of foreign exchange	(527)	(980)
Revenues, for the three and six months ended June 30, 2019	$13,264	$26,382

(a)	Key brands represent Ibrance, Eliquis and Xeljanz as well as, for the first six months of 2019, Prevnar 13/Prevenar 13.

(b)	Certain rare disease products include the hemophilia franchises (BeneFIX and Refacto AF/Xyntha) and Genotropin.
For worldwide revenues and by geography, for selected products, see the discussion in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A. For additional information regarding the primary indications or class of certain products, see Notes to Condensed Consolidated Financial Statements––Note 13C. Segment, Geographic and Other Revenue Information: Other Revenue Information.
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues by Segment and Geography” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income
The following provides an analysis of the decrease in Income from continuing operations before provision/(benefit) for taxes on income for the second quarter and first six months of 2019:

(MILLIONS OF DOLLARS)	Three Months	Six Months
Income from continuing operations before provision/(benefit) for taxes on income, for the three and six months ended July 1, 2018	$4,527	$8,654
Favorable/(unfavorable) change in revenues	(203)	9
Favorable/(unfavorable) changes:
Lower Cost of sales(a)	340	470
Lower Restructuring charges and certain acquisition-related costs(b)	160	157
(Unfavorable)/favorable change in the fair value of contingent consideration(c)	(58)	125
Lower Selling, information and administrative expenses(d)	31	104
Higher royalty-related income(c)	110	103
Income from insurance recoveries related to Hurricane Maria(c)	25	50
Higher business and legal entity alignment costs(c)	(137)	(252)
Lower net gains recognized during the period on investments in equity-securities (c)	(221)	(228)
Lower income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(153)	(212)
Higher net interest expense(c)	(85)	(147)
Higher net losses on early retirement of debt(c)	—	(134)
Unfavorable change in certain legal matters, net(c)	(103)	(127)
(Higher)/lower asset impairment charges(c)	30	(120)
Unfavorable impact of net periodic benefit credits other than service costs(c)	(33)	(75)
Non-recurrence of gain on the contribution of Pfizer’s CAR T assets(c)	(50)	(50)
All other items, net	(39)	137
Income from continuing operations before provision/(benefit) for taxes on income, for the three and six months ended June 30, 2019	$4,141	$8,463

(a)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(b)	See the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

(c)	See the “Costs and Expenses––See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(d)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.
For information on our tax provision and effective tax rate see the “Provision/(Benefit) for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Many of our branded products have multiple patents that expire at varying dates, thereby strengthening our overall patent protection. However, once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce similar products and sell them for a lower price. The date at which generic competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our patents is found to be invalid by judicial, court or administrative proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. The Patent Trial and Appeal Board refused to initiate proceedings as to two patents. In June 2018, the Patent Trial and Appeal Board ruled on another patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent has appealed the decision. In March and June 2019, an additional patent was found invalid in separate proceedings by the Patent Trial and Appeal Board. We have appealed. Challenges to other patents remain pending in jurisdictions outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor pneumococcal vaccine into the marketplace. In the event that any of the patents are found valid and infringed, a competitor pneumococcal vaccine might be prohibited from entering the market or required to pay Pfizer a royalty.
A number of our current products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years. For example, as a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. launched a generic version of Viagra in the U.S. in December 2017. Patent expiries will continue over several years, with Lyrica (a product in our Upjohn business) losing patent protection in the U.S. in June 2019. We expect the impact of reduced revenues due to patent expiries will be significant in 2019 and 2020, then moderating downward to a much lower level from 2021 through 2025.

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
We will continue to vigorously defend our patent rights whenever we deem appropriate. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2018 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$154	$117	$289	$218
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The first six months of 2018 also reflected a favorable true-up associated with the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods.	70	73	121	75

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
U.S.––In the U.S., government action to reduce federal spending on entitlement programs including Medicare and Medicaid may affect payment for our products or services provided using our products. Any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented could have an adverse impact on our results of operations. Significant Medicare reductions could also result if, for example, Congress proceeds with certain proposals to convert the Medicare fee-for-service program into a premium support program, or Congress chooses to implement the recommendations made annually by the Medicare Payment Advisory Commission, which are primarily intended to extend the fiscal solvency of the Medicare program.
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
Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and measures to address the perceived high cost of pharmaceuticals are being considered by Congress, the Presidential Administration and select states.
We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We will continue to work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and ensure access to medicines within an efficient and affordable healthcare system.
There have been significant efforts at the federal and state levels to reform the healthcare system by enhancing access to healthcare, improving the delivery of healthcare and further rationalizing payment for healthcare. We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation enacted at the end of 2017 eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the ACA, particularly given the December 2018 ruling in Texas v. Azar to invalidate the law as unconstitutional, and the subsequent decision by the U.S. Department of Justice not to defend the law. At this time, the law remains in effect pending appeals of the decision. Given the outcomes of the 2018 U.S. midterm elections with Democrats taking over the U.S. House of Representatives and Republicans growing their majority in the U.S. Senate, we believe it is unlikely Congress will find bipartisan consensus to advance any significant changes to the ACA until the legal process unfolds. The revenues generated for Pfizer by the health insurance exchanges and Medicaid expansion under the ACA are not material, so the impact of the change in law and similar recent Presidential Administration actions is expected to be limited. Any future replacement, modification or repeal of the ACA may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. As another example, the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D “coverage gap” from 50% to 70%, will modestly increase our future Medicare Part D rebates. Any future healthcare reform efforts may adversely affect our business and financial results.
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
Outside the U.S.––Certain governments, including the different EU Member States, China, Japan, Canada and South Korea, have significant power as large single payers to regulate prices and may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, public or private health technology assessments, forced localization as a condition of market access and international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries). As a result, we expect that such pressures on the pricing component of operating results will continue. In addition, the international patchwork of price regulation and differing economic conditions and incomplete value assessments across countries has led to varying health outcomes and some third-party trade in our products between countries.
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
In addition, several important multilateral organizations, such as the United Nations (UN), including the World Health Organization (WHO), and the Organization for Economic Cooperation and Development (OECD), are increasing scrutiny of international pharmaceutical pricing through issuing reports and policy recommendations. In 2019, the WHO continued exerting pressure on pharmaceutical pricing practices by supporting strategies to reduce medicine prices, including calling for greater transparency around the cost of research and development and production of medicines, as well as disclosure of net prices.
In China, pricing pressures have increased in recent years, and Chinese government officials have consistently emphasized that decreased drug prices will serve as a key indicator of progress towards ambitious healthcare reform goals. While the government provides basic health insurance for the vast majority of Chinese citizens, that insurance is not adequate to cover many innovative medicines, and alternative funding sources for innovative medicines remain suboptimal.

In 2017 and 2018, China’s government negotiated with companies to add approximately 60 innovative drugs (mainly oncology medicines) to the National Reimbursement Drug List. Prices for drugs were reduced dramatically through this government-led process. While these negotiations included a path to access for companies, market access is not strictly assured. In addition, significant questions about the processes and negotiations for provincial tendering remain, as well as the need for multi-layered negotiations across provincial, municipal and hospital levels. In the off-patent space, in 2013, China began to implement a quality consistency evaluation (QCE) process in order to improve the quality of domestically-manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). In 2018, numerous local generics were officially deemed bioequivalent under QCE. A pilot project for centralized volume-based procurement was then initiated including 31 categories of drugs covering 11 major Chinese cities. Under this procurement model, a tender process has been established where a certain portion of included molecule volumes are guaranteed to tender winners. The program is intended to contain healthcare cost by driving utilization of generics that have passed QCE and contain healthcare cost, which has resulted in dramatic price cuts for off-patent drugs. In July 2019, China’s government announced a plan for a nationwide expansion of the volume-based procurement model. We are taking steps to mitigate the revenue impact of these initiatives but anticipate that they will continue to affect Upjohn’s operations in China going forward.

In response to the evolving U.S. and global healthcare spending landscape, we continue to work with health authorities, health technology assessment and quality measurement bodies and major U.S. payers throughout the product-development process to better understand how these entities value our compounds and products. Further, we seek to develop stronger internal capabilities focused on demonstrating the value of the medicines that we discover or develop, register and manufacture, by recognizing patterns of usage of our medicines and competitor medicines along with patterns of healthcare costs.
For additional information, see the “Regulatory Environment––Pipeline Productivity” and “Competition” sections of our 2018 Financial Report and the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business” of our 2018 Form 10-K.
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

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. Formal negotiations officially started in June 2017. After multiple votes in the British Parliament in January and March 2019 failing to approve the draft Brexit withdrawal agreement with the EU, the U.K. government negotiated a delay to the U.K.’s withdrawal until October 31, 2019, with the option of an earlier date if agreement can be reached sooner, so the new date of Brexit is still uncertain. The outcome after Brexit also continues to be uncertain, which may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products. At present, it is still unclear whether and to what extent the U.K. will remain within or aligned to the EU system of medicines regulation, depending on the ultimate outcome of the negotiations. However, both the U.K. and the EU have issued detailed guidance for the industry on how medicines, medical devices and clinical trials will be separately regulated in their respective territories in the event of a ‘hard Brexit’, meaning an outcome where no negotiated settlement is reached. This outcome is appearing increasingly more likely in light of recent political developments.

We generated approximately 2% of our worldwide revenues from the U.K. in 2018 and in the first six months of 2019, including the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date.
Pfizer’s preparations for Brexit, including for a ‘hard Brexit’, are well advanced to make the changes necessary to meet all relevant requirements in the EU and the U.K. after Brexit, especially in the regulatory, research, manufacturing and supply chain areas. The principal aim is to ensure the continuity of supply to patients in Europe (EU and the U.K.) and other global markets impacted by these changes. Between 2018 and 2021, we expect to spend up to approximately $70 million in one-time costs to make these adaptations.
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
Organizing for Growth
We believe we have one of the strongest pipelines in over a decade, and believe we are well positioned for future growth. Patent expiries will continue over several years, with Lyrica (a product in our Upjohn business) losing patent protection in the U.S. in June 2019. We expect the impact of reduced revenues due to patent expiries will be significant in 2019 and 2020, then moderating downward to a much lower level from 2021 through 2025. This confluence of events has given us an opportunity to look at and refine how we organize our business to best achieve sustainable growth and to deliver our medicines and vaccines to the maximum number of people who need them.
At the beginning of our fiscal year 2019, we began to manage our commercial operations through a new global structure consisting of three businesses, each of which is led by a single manager—Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and, through July 31, 2019, Pfizer’s Consumer Healthcare business. We designed this new global structure to take advantage of new growth opportunities driven by the evolving and unique dynamics of relevant markets.
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

•
Creating a business unit (i.e., the Hospital unit within Biopharma) that is solely focused on medicines that are used in hospitals can potentially bring greater focus and attention to serving those customers and developing those relationships;

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
Urbanization and the rise of the middle class in emerging markets, particularly in Asia, provide growth opportunities for the Upjohn business. Our ability to work collaboratively within local markets and to be fast, focused and flexible is intended to position this business to seize these opportunities. Upjohn has distinct and dedicated manufacturing, marketing, regulatory and, subject to limited exceptions, enabling functions that report directly into the business providing autonomy and positioning Upjohn to operate as a true stand-alone division. We created this new structure to, among other things, position Upjohn to optimize its distinct growth potential and provide us with the flexibility to access further opportunities to enhance value.
Subsequent to the re-alignment of our commercial operations in 2019, on July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. We believe the new company will transform and accelerate Upjohn’s and Mylan’s ability to serve patients’ needs and expand their capabilities across more than 165 markets. The combination will drive a sustainable, diverse and differentiated portfolio of prescription medicines, complex generics, over-the-counter products and biosimilars supported by commercial and regulatory expertise, established infrastructure, R&D capabilities and manufacturing and supply chain excellence.
As we prepare for expected growth, we are focused on creating a simpler, more efficient organization by streamlining structures, processes and governance within each business and the functions that support them. As our innovative pipeline matures based on anticipated progression of current trials and the initiation of new pivotal trials, including new trials for medicines we may acquire or in-license, we will need to increase our R&D investments. In addition, as our pipeline potentially delivers new commercialization opportunities, we will need to increase our investments in new-market-creation activities. We are also initiating an enterprise-wide digital effort to accelerate drug development, enhance experiences (patient and physician), and leverage technology and robotics to simplify and automate our processes.
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

Commercial Operations

As discussed under “Organizing for Growth”, at the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Biopharma, Upjohn and through July 31, 2019, Consumer Healthcare, each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn and Consumer Healthcare are responsible for their own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets.

Some additional information about our Biopharma and Upjohn business segments follows:
Pfizer Biopharmaceuticals Group
Biopharma is a science-based innovative medicines business that includes six business units – Oncology, Inflammation & Immunology, Rare Disease, Hospital, Vaccines and Internal Medicine. The new Hospital unit commercializes our global portfolio of sterile injectable and anti-infective medicines and includes Pfizer’s contract manufacturing operation, Pfizer CentreOne. At the beginning of our 2019 fiscal year, we also incorporated our biosimilar portfolio into our Oncology and Inflammation & Immunology business units and certain legacy established products into the Internal Medicine business unit. Each business unit is committed to delivering breakthroughs that change patients’ lives.
Upjohn is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, as well as certain generic medicines.
Select products include: - Prevnar 13/Prevenar 13 - Ibrance - Eliquis - Xeljanz - Enbrel (outside the U.S. and Canada) - Chantix/Champix - Sutent - Xtandi	Select products include: - Lyrica - Lipitor - Norvasc - Celebrex - Viagra - Certain generic medicines
On July 29, 2019, which fell in the third fiscal quarter of 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. For additional information, see the “Our Strategy––Our Business Development Initiatives” section of this MD&A below.
Pfizer’s Consumer Healthcare segment is an over-the-counter medicines business, which on July 31, 2019 was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2. Assets and Liabilities Held for Sale.
For additional information about our operating structure, see Notes to Condensed Consolidated Financial Statements—Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.
For additional information about the performance for each of our operating segments, see the “Analysis of Operating Segment Information” section of this MD&A.

Description of Research and Development Operations

Innovation is critical to the success of our company, and drug discovery and development are time-consuming, expensive and unpredictable. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. Our R&D priorities include:

•	delivering a pipeline of differentiated therapies and vaccines with the greatest medical and commercial potential;

•	advancing our capabilities that can position Pfizer for long-term leadership; and

•	creating new models for biomedical collaboration that will expedite the pace of innovation and productivity.
To that end, our R&D primarily focuses on:

•	Oncology;

•	Inflammation and Immunology;

•	Rare Diseases;

•	Hospital;

•	Vaccines; and

•	Internal Medicine.

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

•
Our science-based and other platform-services organizations, where a significant portion of our R&D spending occurs, provide technical expertise and other services to the various R&D projects, and are organized into science-based functions (which are part of our WRDM organization), such as Pharmaceutical Sciences, Medicine Design, and non-science-based functions, such as Facilities, Business Technology and Finance. As a result, within each of these functions, we are able to migrate resources among projects, candidates and/or targets in any therapeutic area and in most phases of development, allowing us to react quickly in response to evolving needs. In addition, the Worldwide Medical and Safety group ensures that Pfizer provides all stakeholders, including patients, healthcare providers, pharmacists, payers and health authorities with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.

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

Intellectual Property Rights
We continue to vigorously defend our patent rights against increasingly aggressive infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches designed to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market, whenever appropriate. Also, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by other companies that we believe were improperly granted. Such challenges may include negotiation and litigation, which may not always be successful. For additional information about our current efforts to enforce our intellectual property rights and certain other patent proceedings, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation. For information on risks related to patent protection and intellectual property claims by third parties, see Part I, Item 1A, “Risk Factors––Risks Related to Intellectual Property” in our 2018 Form 10-K.
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
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen our businesses and their capabilities, such as our recently-announced agreement to combine Upjohn with Mylan, our acquisitions of Array, Medivation, Anacor and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses.

The more significant recent transactions and events are described below:

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, which fell in the third fiscal quarter of 2019, we closed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture is a category leader in pain relief, respiratory and vitamins, minerals and supplements, and therapeutic oral health and is the largest global OTC consumer healthcare business. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2. Assets and Liabilities Held for Sale.

•
Acquisition of Array BioPharma Inc.––On July 30, 2019, which fell in the third fiscal quarter of 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash, for a total enterprise value of approximately $11.4 billion. We financed the majority of the transaction with debt and the balance with existing cash.

•
Agreement to Combine Upjohn with Mylan––On July 29, 2019, which fell in the third fiscal quarter of 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun off or split off to Pfizer’s shareholders and simultaneously combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction is anticipated to close in mid-2020, subject to Mylan shareholder approval and customary closing conditions, including receipt of regulatory approvals. See the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A for additional information.

•
Acquisition of Therachon Holding AG––On July 1, 2019, which fell in the third fiscal quarter of 2019, we acquired all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia, a genetic condition and the most common form of short-limbed dwarfism. We acquired Therachon for $340 million upfront, plus potential milestone payments of up to $470 million, contingent on the achievement of key milestones in the development and commercialization of the lead asset TA-46. In 2018, Pfizer acquired 3% of Therachon’s outstanding shares.

For a description of the more significant recent transactions through February 28, 2019, the filing date of our 2018 Form 10-K, see the “Our Strategy––Our Business Development Initiatives” section of our 2018 Financial Report.
Our Financial Guidance for 2019
On July 29, 2019, we updated our 2019 financial guidance, which reflects the following:

•	The formation of the Consumer Healthcare joint venture with GSK:

–	Includes revenue and expense contributions associated with Pfizer’s Consumer Healthcare business through July 31, 2019.

–
Includes Pfizer’s pro rata share of the joint venture anticipated earnings, which will be recorded on a quarterly basis in Adjusted other (income)/deductions, from August 1, 2019 through the end of 2019. Pfizer will record its share of the joint venture’s anticipated earnings on a one-quarter lag; therefore, updated 2019 financial guidance for Adjusted other (income)/deductions and Adjusted diluted EPS now reflects Pfizer’s share of two months of the joint venture’s earnings that are expected to be generated in the third quarter of 2019, which will be recorded by Pfizer in the fourth quarter of 2019.

•	The completion of the Array acquisition and the completion of the Therachon acquisition. See the “Our Strategy––Our Business Development Initiatives” section above for additional information.

The following table provides our financial guidance for full-year 2019(a), (b):
Revenues	$50.5 to $52.5 billion
(previously $52.0 to $54.0 billion)
Adjusted cost of sales as a percentage of revenues	20.1% to 21.1%
(previously 20.8% to 21.8%)
Adjusted selling, informational and administrative expenses	$13.0 to $14.0 billion
(previously $13.5 to $14.5 billion)
Adjusted research and development expenses	$7.9 to $8.3 billion
(previously $7.8 to $8.3 billion)
Adjusted other (income)/deductions	Approximately $200 million of income
Effective tax rate on adjusted income	Approximately 16.0%
Adjusted diluted EPS	$2.76 to $2.86
(previously $2.83 to $2.93)

(a)	In addition to the Consumer Healthcare, Array and Therachon transactions discussed above, the 2019 financial guidance reflects the following:

•
Does not assume the completion of any business development transactions not completed as of June 30, 2019 (except for the July 31, 2019 formation of the Consumer Healthcare joint venture with GSK, the July 30, 2019 acquisition of Array and the July 1, 2019 acquisition of Therachon), including any one-time upfront payments associated with such transactions.

•
Reflects an anticipated negative revenue impact of $2.4 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Exchange rates assumed are a blend of the actual exchange rates in effect through second-quarter 2019 and mid-July 2019 rates for the remainder of the year. Reflects the anticipated unfavorable impact of approximately $1.2 billion on revenues and approximately $0.08 on adjusted diluted EPS as a result of changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2018.

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
Preliminary Financial Profile Upon the Completion of the Proposed Combination of Upjohn with Mylan
In connection with our agreement to combine Upjohn with Mylan, as adjusted for the proposed separation of the Upjohn business described in the “Our Strategy––Our Business Development Initiatives” section of this MD&A above, we also announced very preliminary targets for Pfizer without our Upjohn segment. We expect to generate 2020 revenues of approximately $40 billion, driven by our Biopharma business. We anticipate achieving Adjusted income before tax margins (defined as Revenue less the sum of Adjusted expenses plus Adjusted other (income)/deductions as a percentage of revenue) in the mid-30s% range and operating cash flow of $11 billion to $12 billion.

We will provide any appropriate updates to this as adjusted preliminary financial profile by or before the Company’s fourth-quarter 2019 earnings report, expected in late January 2020 or early February 2020. We also expect that following the closing of the transaction, the combined dividend dollar amount received by Pfizer shareholders in the event the equity distribution contemplated by the proposed transaction is structured as a spinoff, based upon the combination of continued ownership of Pfizer common stock and an expected 0.12 shares of the new company granted for each Pfizer share, will equate to our per share dividend amount in effect immediately prior to closing.

For an understanding of Adjusted income and its components (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A. Pfizer does not provide a reconciliation of forward-looking non-GAAP financial measures to the most directly comparable GAAP Reported financial measures on a forward-looking basis because it is unable to predict certain items without unreasonable effort.
Our preliminary financial profile upon the completion of the proposed combination of Upjohn with Mylan is subject to a number of factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; and Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2018 Financial Report. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G ); Asset Impairments (Note 1L); Tax Assets and Liabilities and Income Tax Contingencies (Note 1P); Pension and Postretirement Benefit Plans (Note 1Q); and Legal and Environmental Contingencies (Note 1R).
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
For a discussion of recently adopted accounting standards and significant accounting policies, see Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards, Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues and Trade Accounts Receivable and Note 1D. Basis of Presentation and Significant Accounting Policies: Leases.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Revenues	$13,264	$13,466	(2)	$26,382	$26,373	—

Cost of sales(a)	2,576	2,916	(12)	5,009	5,479	(9)
% of revenues	19.4%	21.7%		19.0%	20.8%

Selling, informational and administrative expenses(a)	3,511	3,542	(1)	6,850	6,954	(1)
% of revenues	26.5%	26.3%		26.0%	26.4%

Research and development expenses(a)	1,842	1,797	2	3,544	3,540	—
% of revenues	13.9%	13.3%		13.4%	13.4%

Amortization of intangible assets	1,184	1,191	(1)	2,367	2,387	(1)
% of revenues	8.9%	8.8%		9.0%	9.1%

Restructuring (credits)/charges and certain acquisition-related costs	(115)	44	*	(69)	87	*
% of revenues	(0.9)%	0.3%		(0.3)%	0.3%

Other (income)/deductions––net	126	(551)	*	218	(728)	*
Income from continuing operations before provision/(benefit) for taxes on income	4,141	4,527	(9)	8,463	8,654	(2)
% of revenues	31.2%	33.6%		32.1%	32.8%

Provision/(benefit) for taxes on income	(915)	648	*	(481)	1,204	*
Effective tax rate	(22.1)%	14.3%		(5.7)%	13.9%

Income from continuing operations	5,056	3,879	30	8,945	7,450	20
% of revenues	38.1%	28.8%		33.9%	28.2%

Discontinued operations––net of tax	—	—	—	—	(1)	*

Net income before allocation to noncontrolling interests	5,056	3,879	30	8,945	7,449	20
% of revenues	38.1%	28.8%		33.9%	28.2%

Less: Net income attributable to noncontrolling interests	10	7	39	15	16	(6)
Net income attributable to Pfizer Inc.	$5,046	$3,872	30	$8,929	$7,432	20
% of revenues	38.0%	28.8%		33.8%	28.2%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.91	$0.66	37	$1.59	$1.26	27
Net income attributable to Pfizer Inc. common shareholders	$0.91	$0.66	37	$1.59	$1.26	27

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.89	$0.65	37	$1.56	$1.24	26
Net income attributable to Pfizer Inc. common shareholders	$0.89	$0.65	37	$1.56	$1.24	26
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Revenues by Operating Segment and Geography

The following graphs show revenues by operating segment and geography:
Second Quarter

2019 Sales by Geography	% of Total
U.S.	48%
International	52%

2018 Sales by Geography	% of Total
U.S.	46%
International	54%

First Six Months

2019 Sales by Geography	% of Total
U.S.	47%
International	53%

2018 Sales by Geography	% of Total
U.S.	47%
International	53%

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	% Change in Revenues
Operating Segments(a):
Biopharma	$9,595	$9,434	$4,743	$4,509	$4,852	$4,925	2	5	(1)
Upjohn	2,807	3,147	1,169	1,282	1,638	1,865	(11)	(9)	(12)
Consumer Healthcare	862	886	423	434	439	452	(3)	(2)	(3)
Total revenues	$13,264	$13,466	$6,335	$6,225	$6,929	$7,242	(2)	2	(4)

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	% Change in Revenues
Operating Segments(a):
Biopharma	$18,779	$18,315	$9,264	$8,897	$9,515	$9,418	3	4	1
Upjohn	5,882	6,267	2,383	2,690	3,499	3,576	(6)	(11)	(2)
Consumer Healthcare	1,721	1,791	864	912	857	879	(4)	(5)	(2)
Total revenues	$26,382	$26,373	$12,510	$12,500	$13,872	$13,873	—	—	—

(a)
For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Second Quarter of 2019 vs. Second Quarter of 2018

The following provides an analysis of the worldwide change in revenues by geographic areas in the second quarter of 2019:
	Three Months Ended June 30, 2019
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$675	$311	$364
Growth from Biosimilars, primarily in the U.S.	38	42	(5)
Volume-driven growth from Celebrex and Effexor, primarily in Japan	31	(1)	32
Growth in Consumer Healthcare reflecting growth in international markets	8	(11)	19
Decline from Lipitor and Norvasc, primarily in China, driven by the March 2019 government implementation of a volume-based procurement program in certain cities	(131)	(1)	(130)
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(87)	—	(87)
Lower revenues for the Hospital products business, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity as well as product supply shortages	(86)	(77)	(9)
Lower revenues for Viagra and Upjohn's authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(70)	(69)	(1)
Lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix	(43)	(9)	(34)
Lower revenues for Prevnar 13 in the U.S., primarily reflecting lower government purchases for the pediatric indication as well as continued decline in revenues for the adult indication due to a declining “catch up” opportunity compared to the prior year quarter. International revenues increased mostly due to higher volumes reflecting continued uptake following the second quarter 2017 launch in China, as well as higher volumes resulting from increased shipments associated with Gavi, the Vaccine Alliance, partially offset by the unfavorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets
	(38)	(70)	31
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting wholesaler destocking in advance of anticipated multi-source generic competition expected to begin on July 1, 2019 (which instead began on July 19, 2019), and in developed Europe, reflecting continued generic competition	(31)	(26)	(5)
Other operational factors, net	58	21	37
Operational growth, net	324	110	213

Unfavorable impact of foreign exchange	(527)	—	(527)
Revenues increase/(decrease)	$(203)	$110	$(313)

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion" section of this MD&A for product analysis information.

Emerging markets revenues decreased $152 million, or 5%, in the second quarter of 2019 to $3.1 billion from $3.2 billion, reflecting an unfavorable impact from foreign exchange of approximately 9%, partially offset by an operational increase of $128 million, or 4%. The operational increase in emerging markets was driven by Ibrance, Eliquis and Prevenar 13 in our Biopharma segment.

First Six Months of 2019 vs. First Six Months of 2018

The following provides an analysis of the change in worldwide revenues by geographic areas in the first six months of 2019:
	Six Months Ended June 30, 2019
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$1,400	$519	$881
Volume-driven growth from Celebrex and Effexor, primarily in Japan	73	(3)	77
Growth from Lipitor and Norvasc, primarily in emerging markets, driven by strong, volume-driven operational growth in China in the first fiscal quarter of 2019, partially offset by declines driven by the March 2019 government implementation of a volume-based procurement program in certain cities in the second quarter of 2019	73	(8)	80
Higher revenues for Biosimilars, primarily in the U.S.	51	61	(10)
Lower revenues for Viagra and Upjohn's authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(167)	(179)	12
Lower revenues for the Hospital products business, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity as well as product supply shortages	(157)	(145)	(12)
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(101)	—	(101)
Lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX) primarily due to competitive pressures, and Genotropin in developed markets, primarily due to unfavorable channel mix	(95)	(34)	(61)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting wholesaler destocking in advance of anticipated multi-source generic competition expected to begin on July 1, 2019 (which instead began on July 19, 2019), and in developed Europe, reflecting continued generic competition	(49)	(44)	(5)
Lower revenues for Greenstone, Upjohn's authorized generic subsidiary, primarily due to continued industry-wide pricing challenges in the U.S., excluding revenues for Upjohn's authorized generic for Viagra in the U.S.	(22)	(25)	2
Lower revenues for Consumer Healthcare in the U.S., partially offset by growth in international markets	(11)	(49)	38
Other operational factors, net	(5)	(84)	78
Operational growth, net	989	10	978

Unfavorable impact of foreign exchange	(980)	—	(980)
Revenues increase/(decrease)	$9	$10	$(1)

(a)
Certain key brands represent Ibrance, Eliquis, Xeljanz and Prevnar 13/Prevenar 13. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion" section of this MD&A for product analysis information.

Emerging markets revenues increased $91 million, or 1%, in the first six months of 2019 to $6.4 billion from $6.3 billion, reflecting an operational increase of $659 million, or 10%. Foreign exchange had an unfavorable impact of approximately 9% on emerging markets revenues. The operational increase in emerging markets was driven by Prevenar 13, Ibrance and Eliquis in our Biopharma segment and Lipitor, Norvasc and Celebrex in our Upjohn segment.
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

The following table provides information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Medicare rebates(a)	$351	$425	$785	$823
Medicaid and related state program rebates(a)	459	503	1,028	998
Performance-based contract rebates(a), (b)	972	853	1,861	1,613
Chargebacks(c)	1,368	1,584	2,924	3,196
Sales allowances(d)	1,454	1,366	2,814	2,694
Sales returns and cash discounts	477	363	804	709
Total(e)	$5,082	$5,094	$10,216	$10,033

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended June 30, 2019, associated with the following segments: Biopharma ($3.0 billion), Upjohn ($1.9 billion) and Other ($0.2 billion). For the three months ended July 1, 2018, associated with the following segments: Biopharma ($2.5 billion), Upjohn ($2.4 billion) and Other ($0.2 billion). For the six months ended June 30, 2019, associated with the following segments: Biopharma ($5.7 billion), Upjohn ($4.2 billion) and Other ($0.3 billion). For the six months ended July 1, 2018, associated with the following segments: Biopharma ($4.9 billion), Upjohn ($4.8 billion) and Other ($0.3 billion).

Total revenue deductions were flat for the second quarter of 2019 compared to the second quarter of 2018, and total revenue deductions for the first six months of 2019 increased 2%, compared to the first six months of 2018, primarily as a result of:

•	an increase in performance-based contract rebates, primarily in the U.S. due to increased sales of certain Biopharma products;

•	an increase in Biopharma sales allowances in U.S. and ex-U.S. markets; and

•
an increase in sales returns and cash discounts primarily due to a sales returns reserve recorded for Lyrica in the U.S. in the second quarter of 2019 in advance of anticipated multi-source generic competition that was expected to begin on July 1, 2019 but instead began on July 19, 2019, partially offset by:

•	a decrease in chargebacks, primarily related to Upjohn products, including Viagra.
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

•	Prevnar 13/Prevenar 13 (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$612	$682	(10)		$1,490	$1,508	(1)
International	567	568	—	6	1,175	1,123	5	11
Worldwide revenues	$1,179	$1,250	(6)	(3)	$2,665	$2,631	1	4
The decline in the second quarter of 2019 in the U.S. primarily reflects lower government purchases for the pediatric indication as well as the continued decline in revenues for the adult indication due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults aged 65 years and older who have not been previously vaccinated with Prevnar 13). The decline in the first six months of 2019 in the U.S. was mainly due to the continued decline in revenues for the adult indication in the U.S. due to the aforementioned declining “catch up” opportunity for the adult indication compared to the prior-year period.

The operational growth in the second quarter of 2019 internationally was mostly due to higher volumes reflecting continued uptake following the second quarter 2017 launch in China, as well as higher volumes resulting from increased shipments associated with Gavi, the Vaccine Alliance, partially offset by the unfavorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets. The operational growth in the first six months of 2019 internationally was primarily due to higher volumes resulting from increased shipments associated with Gavi, the Vaccine Alliance, and higher volumes reflecting continued uptake following the second quarter 2017 launch in China, partially offset by the non-recurrence of volumes associated with an adult national immunization program in first quarter 2018.
In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. The CDC regularly monitors the impact of vaccination and reviews the recommendations. During the February 2019 ACIP meeting, the CDC presented a formal evaluation of evidence to the recommendation framework (grading) for ACIP’s input. On June 26, 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. This revised recommendation reaffirms that there remains vaccine preventable pneumococcal disease in the population of adults 65 years or older, which may be prevented through direct vaccination, but we expect ACIP’s provisional recommendation will have a negative effect on Prevnar 13 revenues for the remainder of 2019.

•	Ibrance (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$831	$744	12		$1,572	$1,470	7
International	430	283	52	67	822	489	68	84
Worldwide revenues	$1,261	$1,027	23	27	$2,394	$1,960	22	26
The worldwide operational growth in the second quarter and first six months of 2019 reflects operational growth in international markets, primarily reflecting continued strong uptake in developed Europe and Japan as well as in certain emerging markets following launches. The growth in the U.S. in the second quarter and first six months of 2019 was primarily driven by cyclin-dependent kinase (CDK) class share growth and Ibrance’s continued CDK class share leadership in its approved metastatic breast cancer indications.

•	Lyrica (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$835	$861	(3)		$1,724	$1,768	(2)
International	340	362	(6)	(1)	638	668	(5)	(1)
Worldwide revenues	$1,175	$1,223	(4)	(3)	$2,362	$2,436	(3)	(2)
The declines in the second quarter and first six months of 2019 in the U.S. were primarily due to lower volumes reflecting wholesaler destocking in advance of anticipated multi-source generic competition that was expected to begin on July 1, 2019 but instead began on July 19, 2019.
The operational decline internationally in the second quarter of 2019 was mostly due to generic competition in developed Europe markets and pricing pressures across certain emerging markets, partially offset by increased volumes in Russia and across certain emerging markets. The operational decline internationally in the first six months of 2019 was mostly due to generic competition in developed Europe markets and pricing pressures across international markets, partially offset by increased volumes in Japan attributable to growth in the orally dissolving tablet formulation, and increased volumes in Russia.

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

Anticoagulant (NOAC) market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$626	$482	30		$1,227	$916	34
International	459	407	13	21	869	737	18	27
Worldwide revenues	$1,085	$889	22	26	$2,096	$1,654	27	31
The worldwide operational growth in the second quarter and first six months of 2019 was mostly driven by continued increased adoption in non-valvular atrial fibrillation, as well as oral anti-coagulant market share gains.

•	Xeljanz (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$458	$379	21		$756	$632	20
International	155	84	85	*	279	156	79	97
Worldwide revenues	$613	$463	32	36	$1,036	$788	31	35
* Calculation not meaningful or results are equal to or greater than 100%.
The growth in the U.S. in the second quarter and first six months of 2019 was primarily driven by volume growth from the launches of the UC indication in the third quarter of 2018 and PsA indication in the first quarter of 2018, as well as continued growth in the RA indication, partially offset by higher rebating and unfavorable channel mix in the second quarter and first six months of 2019.
The operational growth internationally in the second quarter and first six months of 2019 was primarily driven by continued uptake in the RA indication in developed Europe, emerging markets, Japan and Canada as well as from the recent launch of the UC indication in certain developed markets.
In July 2019, the FDA updated the U.S. prescribing information for Xeljanz to include two additional boxed warnings as well as changes to the indication and dosing for UC. These updates were based on the FDA’s review of data from the post-marketing requirement RA study A3921133. We expect these updates will have a negative effect on Xeljanz revenues for the remainder of 2019. See the “Analysis of Condensed Consolidated Statements of Income—Product Development—Biopharmaceuticals” section of this MD&A.

•	Lipitor (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$30	$32	(8)		$51	$61	(17)
International	377	489	(23)	(17)	979	971	1	7
Worldwide revenues	$407	$521	(22)	(17)	$1,029	$1,032	—	5
The worldwide operational decline in the second quarter of 2019 was primarily driven by China, with the anticipated unfavorable impact resulting from the March 2019 implementation of a volume-based procurement program in certain cities. The worldwide operational growth in the first six months of 2019 was mostly due to increased demand in China in the first fiscal quarter of 2019 driven by investments in geographic expansion and timing of shipments in Vietnam, partially offset by the aforementioned decline in China in the second quarter of 2019 and a decline in certain developed markets.

•	Enbrel (Biopharma, outside the U.S. and Canada):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	420	551	(24)	(16)	871	1,057	(18)	(10)
Worldwide revenues	$420	$551	(24)	(16)	$871	$1,057	(18)	(10)

The worldwide operational declines in the second quarter and first six months of 2019 were primarily due to ongoing biosimilar competition in most developed Europe markets, which is expected to continue, as well as the unfavorable impact of timing of government purchases in certain emerging markets in the second quarter of 2019.

•	Chantix/Champix (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$227	$217	5		$439	$405	9
International	49	60	(19)	(12)	110	124	(11)	(6)
Worldwide revenues	$276	$277	—	1	$549	$528	4	5
The growth in the U.S. in the second quarter and first six months of 2019 was primarily due to increased volume and improved patient access. The operational decline internationally in the second quarter and first six months of 2019 was mainly driven by generic entry in South Korea and Canada.

•	Norvasc (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$11	$9	18		$21	$18	14
International	205	264	(22)	(17)	495	511	(3)	3
Worldwide revenues	$216	$273	(21)	(16)	$516	$529	(3)	3
The worldwide operational decline in the second quarter of 2019 was primarily driven by China, with the anticipated unfavorable impact resulting from the March 2019 implementation of a volume-based procurement program in certain cities. The worldwide operational growth in the first six months of 2019 was primarily due to increased demand in China in the first fiscal quarter of 2019 driven by investments in geographic expansion, partially offset by the aforementioned decline in China in the second quarter of 2019.

•	Sutent (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$82	$94	(13)		$153	$181	(16)
International	166	181	(8)	1	327	356	(8)	1
Worldwide revenues	$248	$275	(10)	(4)	$480	$537	(11)	(5)
The worldwide declines in the second quarter and first six months of 2019 reflect continued erosion as a result of increased competition in the U.S. and key developed markets, partially offset by growth in certain emerging markets.

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

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$201	$171	18		$369	$330	12
International	—	—	—	—	—	—	—	—
Worldwide revenues	$201	$171	18	18	$369	$330	12	12
The growth in the U.S. in the second quarter and first six months of 2019 was primarily driven by increased demand for Xtandi in metastatic (mCRPC) and non-metastatic (nmCRPC) castration-resistant prostate cancer, partially offset by higher patient assistance programs (PAP) utilization in the second quarter and first six months of 2019, compared to the same periods in 2018.

•	The Premarin family of products (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$182	$197	(8)		$340	$378	(10)
International	11	13	(16)	(11)	21	24	(12)	(6)
Worldwide revenues	$193	$210	(8)	(8)	$361	$401	(10)	(10)
The worldwide operational declines in the second quarter and first six months of 2019 were primarily driven by competitive pressures in the U.S.

•	Celebrex (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$16	$18	(14)		$30	$34	(10)
International	158	143	10	15	317	272	16	21
Worldwide revenues	$174	$161	8	12	$347	$306	13	17
The worldwide operational growth in the second quarter of 2019 was primarily due to higher volumes in Japan, partially offset by pricing pressures across certain emerging markets. The worldwide operational growth in the first six months of 2019 was mainly due to higher volumes in Japan and in China, driven by investments in geographic expansion.

•	Sulperazon (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	165	150	10	17	342	319	7	14
Worldwide revenues	$165	$150	10	17	$342	$319	7	14
The international operational growth in the second quarter and first six months of 2019 was mostly due to increased demand in China.

•	Inflectra/Remsima (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$74	$63	17		$132	$118	12
International	78	95	(17)	(11)	159	185	(14)	(8)
Worldwide revenues	$153	$158	(4)	—	$291	$303	(4)	—
Worldwide operational revenues were relatively flat in the second quarter and first six months of 2019 due to continued volume growth in certain channels in the U.S., as well as in certain developed markets in Europe and Canada, offset by pricing pressures globally as well as competitive pressures internationally.
The growth in the U.S. in the second quarter and first six months of 2019 was primarily driven by demand in open systems, partially offset by price erosion. While Inflectra has achieved parity access to Remicade® (infliximab) in Medicare Part B, nearly half of all commercial patients are not able to access Inflectra due to exclusionary contracting practices by J&J. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade violate federal antitrust laws. In June 2019, Pfizer received a Civil Investigative Demand from the Federal Trade Commission (FTC) seeking documents and information relating to the alleged conduct and market conditions at issue in Pfizer’s lawsuit against J&J. Pfizer understands that the FTC’s investigation is focused on J&J’s alleged conduct at issue in Pfizer’s lawsuit against J&J.

•	Viagra (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$13	$75	(83)		$52	$164	(68)
International	102	109	(7)	(1)	207	208	(1)	6
Worldwide revenues	$114	$185	(38)	(35)	$259	$372	(30)	(27)
The declines in the U.S. in the second quarter and first six months of 2019 were due to the loss of exclusivity in December 2017, contributing to lower volumes and pricing pressures.
The operational decline internationally in the second quarter of 2019 was primarily due to lower volumes across developed markets and pricing pressures in China, partially offset by increased demand in China driven by investments in geographic expansion. The operational growth internationally in the first six months of 2019 was mostly due to increased demand in China driven by investments in geographic expansion, partially offset by pricing pressures in China and lower volumes across developed markets.

•	Xalkori (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$41	$42	(3)		$75	$84	(11)
International	92	96	(4)	4	180	206	(13)	(6)
Worldwide revenues	$133	$137	(3)	2	$255	$290	(12)	(7)
The worldwide operational growth in the second quarter of 2019 was primarily due to increased volumes in China following the impact of inclusion of Xalkori in the National Reimbursement Drug Listing (NRDL) in China, partially offset by volume declines in the ALK indication due to competitive pressure primarily across developed Europe and in the U.S. In the first six months of 2019, the worldwide decline in revenues primarily resulted from erosion due to competition in developed Europe and in the U.S., partially offset by growth in certain emerging markets, most notably China, following the impact of inclusion of Xalkori in the NRDL in China.

•	Inlyta (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$60	$33	82		$93	$61	53
International	44	48	(9)	—	84	94	(10)	(2)
Worldwide revenues	$104	$81	28	34	$177	$155	14	19
The worldwide operational growth in the second quarter and first six months of 2019 was primarily due to increased demand in the U.S., as a result of the FDA approvals in the second quarter of 2019 for the combination of Inlyta and pembrolizumab as well as Inlyta and Bavencio for the first-line treatment of patients with advanced renal cell carcinoma, and the impact of inclusion of Inlyta in the NRDL in China. The growth was partially offset by the decline in other developed markets due to increased competition.

•	Eucrisa (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$26	$39	(33)		$48	$65	(25)
International	1	—	*	*	1	—	*	*
Worldwide revenues	$27	$39	(30)	(30)	$50	$65	(23)	(23)
* Indicates calculation not meaningful or result is equal to or greater than 100%.
The decline in the U.S. in the second quarter of 2019 was driven by volume growth that was more than offset by higher rebating and unfavorable channel mix. The decline in the U.S. in the first six months of 2019 was driven by volume growth that was more than offset by higher rebating and unfavorable channel mix, in addition to a one time nonrecurring favorable rebate adjustment in the first quarter of 2018.

•	Alliance revenues (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	Total	Oper.	June 30, 2019	July 1, 2018	Total	Oper.
U.S.	$835	$656	27		$1,610	$1,259	28
International	352	331	6	14	666	584	14	21
Worldwide revenues	$1,187	$987	20	23	$2,277	$1,842	24	26
The worldwide operational growth was mainly due to increases in Eliquis and Xtandi alliance revenues discussed above.

◦
Bavencio (Biopharma) is being developed and commercialized in collaboration with Merck KGaA. Both companies jointly fund the majority of development and commercialization costs, and split equally any profits generated from selling any products containing avelumab from this collaboration. Bavencio is currently approved in metastatic MCC in the U.S., Europe and Japan and select other markets, as well as in second line treatment of locally advanced or metastatic urothelial carcinoma and first-line treatment of patients with advanced renal cell carcinoma in combination with Inlyta in the U.S. In addition, in May 2019, Bavencio in combination with Inlyta was approved in the U.S. for the first-line treatment of advanced RCC. Patients with advanced RCC now have a new first-line treatment option that combines a PD-L1 immunotherapy with a well known Vascular Endothelial Growth Factor Receptor Tyrosine Kinase Inhibitor (VEGFR TKI).

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
A comprehensive update of Pfizer’s development pipeline was published as of July 29, 2019 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Ruxience™ (rituximab-pvvr)(a)	A biosimilar to Rituxan® (rituximab) for the treatment of adult patients with non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, and granulomatosis with polyangiitis and microscopic polyangiitis	July 2019
Zirabev (bevacizumab-bvzr)(b)
A biosimilar to Avastin® (bevacizumab) for the treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer
June 2019
Bavencio (avelumab)
Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of patients with advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany
May 2019
Vyndaqel (tafamidis meglumine)	Treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis (ATTR-CM) in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Vyndamax (tafamidis)	Treatment of the cardiomyopathy of wild-type or hereditary ATTR-CM in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Trazimera (trastuzumab-qyyp)(c)	A biosimilar to Herceptin® (trastuzumab) for all eligible indications of the reference product	March 2019
Daurismo (glasdegib)	Treatment of newly-diagnosed acute myeloid leukemia in adult patients who are 75 years or older or who have comorbidities that preclude use of intensive induction chemotherapy	November 2018
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
September 2018

(a)	Rituxan® is a registered trademark of Biogen MA Inc.

(b)	Avastin® is a registered trademark of Genentech, Inc.

(c)	Herceptin® is a registered trademark of Genentech, Inc.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
PF-06410293(a)	A potential biosimilar to Humira® (adalimumab)	January 2019
Vyndaqel (tafamidis meglumine)(b)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Bosulif (bosutinib)	Application filed in Japan for the treatment of chronic myelogenous leukemia (CML), which is being developed in collaboration with Avillion	—	July 2019
Xtandi (enzalutamide)	Application filed in the EU for the treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas	—	July 2019
Talzenna (talazoparib)	Application approved in the EU for monotherapy for the treatment of adult patients with germline breast cancer susceptibility gene (gBRCA)1/2-mutations, who have human epidermal growth factor receptor 2-negative (HER2-) locally advanced or metastatic breast cancer	June 2019	—
Daurismo (glasdegib)	Application filed in the EU for treatment of newly-diagnosed acute myeloid leukemia in adult patients who are 75 years or older or who have co-morbidities that preclude use of intensive induction chemotherapy	—	May 2019
Lorviqua (lorlatinib)	Application approved in the EU as monotherapy, for the treatment of adult patients with ALK- positive advanced non-small cell lung cancer whose disease has progressed after: • alectinib or ceritinib as the first ALK tyrosine kinase inhibitor (TKI) therapy; or • crizotinib and at least one other ALK TKI	May 2019	—
Vizimpro (dacomitinib)	Application approved in the EU as monotherapy for the first-line treatment of adult patients with locally advanced or metastatic non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ	April 2019	—
Bavencio (avelumab)	Application filed in the EU for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	March 2019
Vyndaqel (tafamidis meglumine)	Application approved in Japan for treatment of transthyretin amyloid cardiomyopathy	March 2019	—
Zirabev(a)	Application approved in the EU for a biosimilar to Avastin® (bevacizumab) for the treatment of metastatic carcinoma of the colon or rectum, metastatic breast cancer, unresectable advanced, metastatic or recurrent NSCLC, advanced and/or metastatic renal cell cancer and persistent, recurrent, or metastatic carcinoma of the cervix	February 2019	—
Vyndaqel (tafamidis free acid)	Application filed in the EU for the treatment of adults with transthyretin amyloid cardiomyopathy	—	January 2019
Bavencio (avelumab)	Application filed in Japan for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced renal cell carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	January 2019
Vizimpro (dacomitinib)	Application approved in Japan for the treatment of patients with locally advanced or metastatic non-small cell lung cancer with EGFR mutations, which is being developed in collaboration with SFJ	January 2019	—
PF-06410293(b)	Application filed in the EU for a potential biosimilar to Humira® (adalimumab)	—	November 2018
Xtandi (enzalutamide)	Application approved in the EU for treatment of adult men with high-risk non-metastatic castration-resistant prostate cancer, which is being developed through a collaboration with Astellas	October 2018	—
Trastuzumab BS for IV Infusion 60mg/150mg “Pfizer”(c)	Application approved in Japan for a biosimilar to Herceptin® (trastuzumab)	September 2018	—
Lorbrena (lorlatinib)	Application approved in Japan for the treatment of patients with ALK-positive metastatic non-small cell lung cancer, previously treated with one or more ALK inhibitor	September 2018	—
PF-05280586(d)	Application filed in the EU for a potential biosimilar to Rituxan® (rituximab)	—	August 2018
crisaborole	Application filed in the EU for the treatment of mild-to-moderate atopic dermatitis	—	May 2018
Xeljanz (tofacitinib)	Application filed in the EU for modified release 11mg tablet for RA	—	March 2018

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Avastin® is a registered trademark of Genentech, Inc.

(b)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

(c)	Herceptin® is a registered trademark of Genentech, Inc.

(d)	Rituxan® is a registered trademark of Biogen MA Inc.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/
gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Braftovi (encorafenib) and Mektovi (binimetinib)	Second-or-third-line treatment of BRAF-mutant mCRC
Daurismo (glasdegib)	A smoothened inhibitor, in combination with azacitidine, for the treatment of acute myeloid leukemia
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Lorbrena (lorlatinib)	A next generation ALK/ROS1 tyrosine kinase inhibitor for the first-line treatment of patients with ALK-positive advanced non-small cell lung cancer
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis
Xtandi (enzalutamide)	Treatment of non-metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Xtandi (enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas (U.S.)
Talzenna (talazoparib)	An oral PARP inhibitor, in combination with Xtandi (enzalutamide), for the treatment of metastatic castration-resistant prostate cancer
In February 2019, the company took steps to transition rheumatoid arthritis study patients who were on tofacitinib 10 mg twice daily to tofacitinib 5 mg twice daily in the FDA post-marketing requirement study A3921133, a study performed in patients considered to be at high risk for certain side effects. This action was taken as the result of notification from the tofacitinib Rheumatology Data Safety Monitoring Board of a safety signal regarding the tofacitinib 10 mg twice daily treatment arm in study A3921133. The 5 mg twice daily dose is the FDA approved dose in the U.S. for adult patients with moderate to severe rheumatoid arthritis. In July 2019, the FDA updated the U.S. prescribing information for Xeljanz to include two additional boxed warnings as well as changes to the indication and dosing for UC. These updates were based on the FDA’s review of data from the post-marketing requirement RA study A3921133. In addition, the EU product labeling (SmPC) for Xeljanz was updated in July 2019. This update is provisional, pending the outcome of the EMA’s risk/benefit review of Xeljanz, which is expected to take several months. Following the conclusion of that review, the current SmPC may be revised again, or confirmed.

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

PF-06651600	A selective dual Janus kinase 3 (JAK3) and Tyrosine kinase Expressed in hepatocellular Carcinoma (TEC) family inhibitor for the treatment of patients with moderate to severe alopecia areata
PF-04965842	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for active immunization to prevent clostridium difficile disease
PF-06802861	An oral inhibitor of p38 mitogen-activated protein kinase for the treatment of patients with symptomatic dilated cardiomyopathy due to a Lamin A/C gene mutation rivipansel (GMI-1070)(a)
A triple selectin inhibitor, with highest potency for E-selectin for the treatment of acute vaso-occlusive crises associated with sickle cell disease in patients aged 6 years and above, which was licensed from GlycoMimetics Inc.

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

(a)
In August 2019, we announced that the rivipansel (GMI-1070) Phase 3 Rivipansel (GMI-1070): Evaluating Safety, Efficacy and Time to Discharge (RESET) pivotal study did not meet its primary or key secondary efficacy endpoints. The objective of the trial was to evaluate the efficacy and safety of rivipansel in patients aged six and older with sickle cell disease who were hospitalized for a vaso-occlusive crisis and required treatment with IV opioids. The primary endpoint was time to readiness-for-discharge and the key secondary efficacy endpoints were time-to-discharge, cumulative IV opioid consumption, and time to discontinuation of IV opioids. Detailed analyses of the RESET study, including additional data on efficacy and safety endpoints, which are not available at this time, will be submitted for presentation at a future scientific meeting. We are awaiting additional data to determine next steps.

Additional product-related programs are in various stages of discovery and development.

Costs and Expenses

Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Cost of sales	$2,576	$2,916	(12)	$5,009	$5,479	(9)
As a percentage of Revenues	19.4%	21.7%		19.0%	20.8%
Cost of sales decreased $340 million, or 12%, in the second quarter of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $176 million; and

•	the favorable impact of hedging activity on intercompany inventory of $91 million.
Cost of sales decreased $470 million, or 9%, in the first six months of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $388 million; and

•	the favorable impact of hedging activity on intercompany inventory of $164 million, partially offset by:

•	an unfavorable change in product mix.
The decrease in Cost of sales as a percentage of revenues in the second quarter and the first six months of 2019, compared to the same periods in 2018, was primarily due to all of the factors discussed above, as well as an increase in alliance revenues, which have no associated cost of sales, and, for the first six months of 2019, a favorable change in product mix.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Selling, informational and administrative expenses	$3,511	$3,542	(1)	$6,850	$6,954	(1)
As a percentage of Revenues	26.5%	26.3%		26.0%	26.4%
SI&A expenses decreased $31 million, or 1%, in the second quarter of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $118 million; and

•	lower advertising, promotional and field force expenses in developed markets, primarily related to Lyrica in the U.S., partially offset by:

•	additional investment across several of our products, primarily Xeljanz and Chantix/Champix, and to support the Vyndaqel launches; and

•	additional investments in China.
SI&A expenses decreased $104 million, or 1%, in the first six months of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $206 million;

•	lower advertising, promotional and field force expenses in developed markets, primarily related to Lyrica in the U.S.; and

•	the non-recurrence of a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, of $119 million, in the aggregate, in the first quarter of 2018, partially offset by:

•	additional investment across several of our key products, primarily Xeljanz and Chantix/Champix, and to support the Vyndaqel launches;

•	additional investments in China across key brands; and

•	the non-recurrence of a favorable true-up of healthcare reform expenses in the first quarter of 2018.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Research and development expenses	$1,842	$1,797	2	$3,544	$3,540	—
As a percentage of Revenues	13.9%	13.3%		13.4%	13.4%
R&D expenses increased $44 million, or 2%, in the second quarter of 2019, compared to the same period in 2018, and increased $4 million in the first six months of 2019, compared to the same period in 2018 primarily due to:

•	increased spending on our Inflammation & Immunology and Rare Disease portfolios due to several phase 3 programs and investment in gene therapy; and

•	increased investments towards building new capabilities and driving automation, partially offset by:

•	decreased spending across the Oncology, Vaccines and Internal Medicine portfolios, as select programs have reached completion;

•	the favorable impact of foreign exchange; and

•	the discontinuance of the Staphylococcus aureus vaccine trial.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Amortization of intangible assets	$1,184	$1,191	(1)	$2,367	$2,387	(1)
As a percentage of Revenues	8.9%	8.8%		9.0%	9.1%
See also Notes to Condensed Consolidated Financial Statements—Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Restructuring credits—acquisition-related costs(a)	$(206)	$(11)	*	$(214)	$(19)	*
Restructuring charges/(credits)—cost reduction initiatives(b)	62	(13)	*	81	(14)	*
Restructuring credits	(144)	(24)	*	(134)	(33)	*
Integration costs(c)	29	68	(58)	64	120	(47)
Restructuring charges and certain acquisition-related costs	(115)	44	*	(69)	87	*
Net periodic benefit costs	4	29	(87)	10	61	(83)
Additional depreciation—asset restructuring	10	13	(27)	23	31	(26)
Total implementation costs	42	44	(3)	69	82	(16)
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$(59)	$131	*	$32	$262	(88)
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Restructuring credits––acquisition-related costs include employee termination costs, asset impairments and other exit costs associated with business combinations. Credits for the second quarter and the first six months of 2019 were mostly due to the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years. See Notes to Condensed Consolidated Financial Statements—Note 5B. Tax Contingencies. Credits for the second quarter of 2018 were primarily due to the reversal of previously recorded accruals for employee termination costs related to our acquisition of Hospira and credits for the first six months of 2018 were mainly due to the reversal of previously recorded accruals for exit and employee termination costs related to our acquisition of Hospira.

(b)
Restructuring charges/(credits)––cost reduction initiatives relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions. For the second quarter of 2019, the charges were composed of employee termination costs and exit costs, partially offset by lower asset write downs, and for the first six months of 2019, the charges were mostly related to employee termination costs and exit costs. For the second quarter of 2018, the credits were mostly related to the reversal of previously recorded accruals for employee termination costs and, for the first six months of 2018, the credits were mainly related to the reversal of previously recorded accruals for employee termination costs and lower asset write downs, partially offset by exit costs.

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

2017-2019 Initiatives and Organizing for Growth
During 2018, as we reviewed our business opportunities and challenges and the way in which we think about our business operations, we determined that at the start of our 2019 fiscal year, we would begin operating under our new commercial structure, which reorganized our operations into three businesses––Biopharma, a science-based innovative medicines business; Upjohn, a global, primarily off-patent branded and generic established medicines business; and through July 31, 2019, a Consumer Healthcare business. To operate effectively in this structure and position ourselves for future growth, we are focused on creating a simpler, more efficient operating structure within each business as well as the functions that support them. Beginning in the fourth quarter of 2018, we reviewed previously planned initiatives and new initiatives to ensure that there was alignment around our new structure and have combined the 2017-2019 initiatives with our current Organizing for Growth initiatives to form one cohesive plan. For the combined programs, to achieve targeted savings of approximately $1.9 billion, we expect to incur approximately $2.0 billion in costs over the three-year period 2017-2019, and approximately $500 million beyond 2019, primarily on manufacturing activities. Of the total $2.5 billion, we expect approximately 55% to be related to manufacturing operations, and we expect approximately 20% of the charges to be non-cash. We expect anticipated savings through 2020 associated with the Organizing for Growth initiatives of approximately $500 million will be reinvested in our R&D pipeline and in selling and marketing to support our current and recently launched products and indications. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Other (income)/deductions––net	$126	$(551)	*	$218	$(728)	*
* Calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
Provision/(Benefit) for Taxes on Income

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Provision/(benefit) for taxes on income	$(915)	$648	*	$(481)	$1,204	*
Effective tax rate on continuing operations	(22.1)%	14.3%		(5.7)%	13.9%
* Calculation not meaningful or results are equal to or greater than 100%.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.
Non-GAAP Financial Measure (Adjusted Income)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines, vaccines and, through July 31, 2019, consumer healthcare (OTC) products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2018 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, substitutes for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2019 and 2018 below.
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
Beginning in 2019, we exclude the net gains and losses on investments in equity securities from our measure of Adjusted income because of their inherent volatility, which we do not control and cannot predict with any level of certainty and because we do not believe that including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. We have revised Adjusted income and Adjusted diluted EPS for the second quarter and first six months of 2018 to conform with our 2019 presentation.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 30, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,264	$—	$—	$—	$—	$13,264
Cost of sales	2,576	6	—	—	(26)	2,556
Selling, informational and administrative expenses	3,511	1	(1)	—	(47)	3,464
Research and development expenses	1,842	1	—	—	(18)	1,825
Amortization of intangible assets	1,184	(1,117)	—	—	—	67
Restructuring charges and certain acquisition-related costs	(115)	—	177	—	(62)	—
Other (income)/deductions––net	126	(70)	—	—	(156)	(100)
Income from continuing operations before provision/(benefit) for taxes on income	4,141	1,178	(176)	—	309	5,452
Provision/(benefit) for taxes on income(b)	(915)	222	6	—	1,610	923
Income from continuing operations	5,056	957	(182)	—	(1,301)	4,529
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	10	—	—	—	—	10
Net income attributable to Pfizer Inc. common shareholders	5,046	957	(182)	—	(1,301)	4,520
Earnings per common share attributable to Pfizer Inc.––diluted	0.89	0.17	(0.03)	—	(0.23)	0.80

	Six Months Ended June 30, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$26,382	$—	$—	$—	$—	$26,382
Cost of sales	5,009	10	—	—	(48)	4,971
Selling, informational and administrative expenses	6,850	1	(2)	—	(74)	6,775
Research and development expenses	3,544	3	—	—	(29)	3,518
Amortization of intangible assets	2,367	(2,237)	—	—	—	130
Restructuring charges and certain acquisition-related costs	(69)	—	150	—	(81)	—
Other (income)/deductions––net	218	6	—	—	(459)	(235)
Income from continuing operations before provision/(benefit) for taxes on income	8,463	2,217	(148)	—	691	11,223
Provision/(benefit) for taxes on income(b)	(481)	446	11	—	1,822	1,797
Income from continuing operations	8,945	1,771	(159)	—	(1,131)	9,426
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	15	—	—	—	—	15
Net income attributable to Pfizer Inc. common shareholders	8,929	1,771	(159)	—	(1,131)	9,410
Earnings per common share attributable to Pfizer Inc.––diluted	1.56	0.31	(0.03)	—	(0.20)	1.65
See end of tables for notes (a) and (b).

	Three Months Ended July 1, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,466	$—	$—	$—	$—	$13,466
Cost of sales	2,916	(2)	(3)	—	(35)	2,876
Selling, informational and administrative expenses	3,542	—	—	—	(35)	3,507
Research and development expenses	1,797	1	—	—	(9)	1,789
Amortization of intangible assets	1,191	(1,121)	—	—	—	70
Restructuring charges and certain acquisition-related costs	44	—	(57)	—	13	—
Other (income)/deductions––net	(551)	(12)	(2)	—	303	(262)
Income from continuing operations before provision/(benefit) for taxes on income	4,527	1,134	62	—	(237)	5,485
Provision/(benefit) for taxes on income(b)	648	233	11	—	(6)	886
Income from continuing operations	3,879	901	51	—	(231)	4,600
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	7	—	—	—	—	7
Net income attributable to Pfizer Inc. common shareholders	3,872	901	51	—	(231)	4,593
Earnings per common share attributable to Pfizer Inc.––diluted	0.65	0.15	0.01	—	(0.04)	0.77

	Six Months Ended July 1, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$26,373	$—	$—	$—	$—	$26,373
Cost of sales	5,479	(3)	(6)	—	(58)	5,413
Selling, informational and administrative expenses	6,954	1	—	—	(161)	6,793
Research and development expenses	3,540	2	—	—	(14)	3,528
Amortization of intangible assets	2,387	(2,246)	—	—	—	141
Restructuring charges and certain acquisition-related costs	87	—	(102)	—	14	—
Other (income)/deductions––net	(728)	(109)	(2)	—	373	(466)
Income from continuing operations before provision/(benefit) for taxes on income	8,654	2,355	110	—	(154)	10,965
Provision/(benefit) for taxes on income(b)	1,204	472	19	—	106	1,801
Income from continuing operations	7,450	1,883	91	—	(260)	9,164
Discontinued operations––net of tax	(1)	—	—	1	—	—
Net income attributable to noncontrolling interests	16	—	—	—	—	16
Net income attributable to Pfizer Inc. common shareholders	7,432	1,883	91	1	(260)	9,147
Earnings per common share attributable to Pfizer Inc.––diluted	1.24	0.31	0.02	—	(0.04)	1.52

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 16.9% in the second quarter of 2019, compared to 16.1% in the second quarter of 2018. The increase was primarily due to a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with foreign tax authorities, partially offset by the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. The effective tax rate on Non-GAAP Adjusted income was 16.0% in the first six months of 2019, compared to 16.4% in the first six months of 2018. The decrease was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with foreign tax authorities.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,185	$1,132	$2,227	$2,352
Cost of sales	(6)	2	(10)	3
Total purchase accounting adjustments––pre-tax	1,178	1,134	2,217	2,355
Income taxes(b)	(222)	(233)	(446)	(472)
Total purchase accounting adjustments––net of tax	957	901	1,771	1,883
Acquisition-related items
Restructuring credits(c)	(206)	(11)	(214)	(19)
Integration costs(c)	29	68	64	120
Net periodic benefit costs other than service costs	—	2	—	2
Additional depreciation––asset restructuring(d)	1	3	2	6
Total acquisition-related items––pre-tax	(176)	62	(148)	110
Income taxes(e)	(6)	(11)	(11)	(19)
Total acquisition-related items––net of tax	(182)	51	(159)	91
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	—	—	1
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(g)	62	(13)	81	(14)
Implementation costs and additional depreciation––asset restructuring(h)	51	54	89	107
Certain legal matters, net(i)	15	(88)	9	(107)
Certain asset impairments(i)	10	31	149	31
Business and legal entity alignment costs(i)	141	1	264	4
Net gains recognized during the period on investments in equity securities(i)	(25)	(257)	(136)	(375)
Net losses on early retirement of debt(i)	—	—	138	3
Other(j)	56	35	97	197
Total certain significant items––pre-tax	309	(237)	691	(154)
Income taxes(k)	(1,610)	6	(1,822)	(106)
Total certain significant items––net of tax	(1,301)	(231)	(1,131)	(260)
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$(526)	$721	$481	$1,715

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs and includes employee termination costs, asset impairments and other exit costs associated with business combinations. Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes. For additional information, See the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
Included in Selling, informational and administrative expenses for the three and six months ended June 30, 2019 and in Cost of sales for the three and six months ended July 1, 2018. Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

(e)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The second quarter and first six months of 2019 include the impact of the non-taxable reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years.

(f)	Included in Discontinued operations––net of tax.

(g)
Amounts relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related costs (See the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended June 30, 2019, included in Cost of sales ($24 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($11 million). For the six months ended June 30, 2019, included in Cost of sales ($46 million), Selling, informational and administrative expenses ($25 million) and Research and development expenses ($18 million). For the three months ended July 1, 2018, included in Cost of sales ($30 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($7 million). For the six months ended July 1, 2018, included in Cost of sales ($61 million), Selling, informational and administrative expenses ($34 million) and Research and development expenses ($13 million).

(i)
Included in Other (income)/deductions—net except for business and legal entity alignment costs that are primarily included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
For the three months ended June 30, 2019, included in Cost of sales ($2 million), Selling, informational and administrative expenses ($28 million), Research and development expenses ($6 million) and Other (income)/deductions––net ($19 million). For the six months ended June 30, 2019, included in Cost of sales ($3 million), Selling, informational and administrative expenses ($41 million), Research and development expenses ($11 million) and Other (income)/deductions––net ($43 million). For the three months ended July 1, 2018, primarily included in Cost of sales ($4 million), Selling, informational and administrative expenses ($18 million) and Other (income)/deductions––net ($10 million). For the six months ended July 1, 2018, primarily included in Cost of sales ($3 million income), Selling, informational and administrative expenses ($128 million) and Other (income)/deductions––net ($70 million). The three and six months ended July 1, 2018 include, among other things, a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic CAR T therapy development program assets in connection with our asset contribution agreement entered into with Allogene, and the six months ended July 1, 2018 also includes a $119 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the legislation commonly referred to as the TCJA.

(k)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.The three and six months ended June 30, 2019 were favorably impacted primarily by a benefit recorded of approximately $1.4 billion, representing tax and interest, resulting from the favorable settlement of a U.S. IRS audit for multiple tax years, as well as the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA. The first six months of 2018 were favorably impacted by the December 2017 enactment of the TCJA, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

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

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Second Quarter of 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,595	$2,807	$862	$13,264	$—	$13,264
Cost of sales	1,859	424	273	2,556	20	2,576
% of revenue	19.4%	15.1%	*	19.3%	*	19.4%
Selling, informational and administrative expenses	1,696	374	1,394	3,464	48	3,511
Research and development expenses	202	58	1,565	1,825	16	1,842
Amortization of intangible assets	67	—	—	67	1,117	1,184
Restructuring charges and certain acquisition-related costs	—	—	—	—	(115)	(115)
Other (income)/deductions––net	(323)	1	222	(100)	226	126
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	6,093	1,951	(2,592)	5,452	(1,311)	4,141

	Six Months Ended June 30, 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$18,779	$5,882	$1,721	$26,382	$—	$26,382
Cost of sales	3,619	843	510	4,971	38	5,009
% of revenue	19.3%	14.3%	*	18.8%	*	19.0%
Selling, informational and administrative expenses	3,219	703	2,853	6,775	75	6,850
Research and development expenses	367	112	3,039	3,518	26	3,544
Amortization of intangible assets	129	—	—	130	2,237	2,367
Restructuring charges and certain acquisition-related costs	—	—	—	—	(69)	(69)
Other (income)/deductions––net	(536)	(1)	302	(235)	453	218
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	11,981	4,225	(4,983)	11,223	(2,760)	8,463
See end of tables for notes (a) through (d).

	Second Quarter of 2018
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,434	$3,147	$886	$13,466	$—	$13,466
Cost of sales	1,893	509	475	2,876	40	2,916
% of revenue	20.1%	16.2%	*	21.4%	*	21.7%
Selling, informational and administrative expenses	1,683	364	1,460	3,507	35	3,542
Research and development expenses	206	54	1,529	1,789	8	1,797
Amortization of intangible assets	52	—	18	70	1,121	1,191
Restructuring charges and certain acquisition-related costs	—	—	—	—	44	44
Other (income)/deductions––net	(358)	(2)	99	(262)	(289)	(551)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	5,958	2,222	(2,695)	5,485	(959)	4,527

	Six Months Ended July 1, 2018
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$18,315	$6,267	$1,791	$26,373	$—	$26,373
Cost of sales	3,568	978	867	5,413	67	5,479
% of revenue	19.5%	15.6%	*	20.5%	*	20.8%
Selling, informational and administrative expenses	3,139	800	2,855	6,793	161	6,954
Research and development expenses	368	106	3,054	3,528	13	3,540
Amortization of intangible assets	111	—	29	141	2,246	2,387
Restructuring charges and certain acquisition-related costs	—	—	—	—	87	87
Other (income)/deductions––net	(652)	(8)	194	(466)	(262)	(728)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	11,781	4,391	(5,207)	10,965	(2,311)	8,654

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Amounts represent the revenues and costs managed by each of the Biopharma and Upjohn reportable operating segments for the periods presented. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside Biopharma and Upjohn and includes the following:

	Second Quarter of 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$862	$—	$862
Cost of sales	—	1	276	(3)	273
Selling, informational and administrative expenses	29	—	407	958	1,394
Research and development expenses	548	764	32	221	1,565
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(1)	1	(1)	224	222
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(576)	(765)	148	(1,399)	(2,592)

	Six Months Ended June 30, 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$1,721	$—	$1,721
Cost of sales	—	1	550	(42)	510
Selling, informational and administrative expenses	50	—	795	2,008	2,853
Research and development expenses	1,080	1,490	63	406	3,039
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(2)	—	—	304	302
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(1,128)	(1,491)	313	(2,676)	(4,983)

	Second Quarter of 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$886	$—	$886
Cost of sales	—	(3)	291	187	475
Selling, informational and administrative expenses	36	—	427	998	1,460
Research and development expenses	551	750	46	182	1,529
Amortization of intangible assets	—	—	12	7	18
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(100)	(1)	(3)	203	99
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(486)	(746)	113	(1,576)	(2,695)

	Six Months Ended July 1, 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$1,791	$—	$1,791
Cost of sales	—	(3)	589	281	867
Selling, informational and administrative expenses	63	—	834	1,958	2,855
Research and development expenses	1,099	1,512	89	354	3,054
Amortization of intangible assets	—	—	23	7	29
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
Other (income)/deductions––net	(104)	(1)	(1)	300	194
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(1,058)	(1,508)	258	(2,900)	(5,207)

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
We recognized the following amounts as an offset to Cost of sales primarily related to euro-denominated forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales:

•	a $59 million gain in the second quarter of 2019;

•	a $103 million gain in the first six months of 2019;

•	a $32 million loss in the second quarter of 2018; and

•	a $61 million loss in the first six months of 2018.
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
For information purposes only, for the first six months of 2019, we estimate that Other costs attributable to our Biopharma and Upjohn segments, as described above, for combined WRDM, GPD and other business activities costs are $2.9 billion, and combined Corporate and Other Unallocated costs are $2.2 billion, which excludes income and costs associated with our Consumer Healthcare business. The combined Corporate and Other Unallocated costs also exclude (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $633 million for the first six months of 2019 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $112 million for the first six months of 2019 in Other (income)/deductions––net). The remaining costs have been attributed to our Biopharma and Upjohn operating segments, as follows:

	Six Months Ended June 30, 2019
		Estimated Other Costs Associated with Biopharma(ii)
(MILLIONS OF DOLLARS)	Biopharma Non-GAAP Adjusted(i), (iii)	Estimated WRDM/ GPD/Other Business Activities(ii)	Estimated Corporate/Other Unallocated(ii)	Biopharma with Estimated Other Costs Associated with Biopharma Non-GAAP Adjusted(ii), (iii)
Revenues	$18,779	$—	$—	$18,779
Cost of sales	3,619	1	(35)	3,585
Selling, informational and administrative expenses	3,219	261	1,452	4,932
Research and development expenses	367	2,574	388	3,329
Amortization of intangible assets	129	—	—	129
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(536)	—	(173)	(709)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	11,981	(2,836)	(1,632)	7,513

	Six Months Ended June 30, 2019
		Estimated Other Costs Associated with Upjohn(ii)
(MILLIONS OF DOLLARS)	Upjohn Non-GAAP Adjusted(i), (iii)	Estimated WRDM/ GPD/Other Business Activities(ii)	Estimated Corporate/Other Unallocated(ii)	Upjohn with Estimated Other Costs Associated with Upjohn Non-GAAP Adjusted(ii), (iii)
Revenues	$5,882	$—	$—	$5,882
Cost of sales	843	—	(15)	828
Selling, informational and administrative expenses	703	17	432	1,152
Research and development expenses	112	1	9	122
Amortization of intangible assets	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—
Other (income)/deductions––net	(1)	—	(28)	(29)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	4,225	(18)	(398)	3,809

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

Second Quarter of 2019 vs. Second Quarter of 2018
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $160 million, or 2%, to $9.6 billion, reflecting an operational increase of $551 million, or 6%, partially offset by the unfavorable impact of foreign exchange of $390 million, or 4%.
The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the three months ended July 1, 2018	$9,434

Operational growth/(decline):
Continued worldwide growth from certain key brands(a)	675
Growth from Biosimilars, primarily in the U.S.	38
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(87)
Lower revenues for the Hospital products business, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity as well as product supply shortages	(86)
Lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix	(43)
Lower revenues for Prevnar 13 in the U.S., primarily reflecting lower government purchases for the pediatric indication as well as continued decline in revenues for the adult indication due to a declining “catch up” opportunity compared to the prior year quarter. International revenues increased mostly due to higher volumes reflecting continued uptake following the second quarter 2017 launch in China, as well as higher volumes resulting from increased shipments associated with Gavi, the Vaccine Alliance, partially offset by the unfavorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets
(38)
Other operational factors, net	92
Operational growth, net	551
Unfavorable impact of foreign exchange	(390)
Biopharma Revenues increase	160
Biopharma Revenues, for the three months ended June 30, 2019	$9,595

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $31 million, or 2%, to $2.0 billion from $1.9 billion, reflecting 12% operational growth. Foreign exchange had an unfavorable impact of 10% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Ibrance, Eliquis and Prevenar 13.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 1 percentage point primarily driven by a favorable change in product mix, which includes an increase in alliance revenue which has no associated cost of sales.

•
The decrease in Cost of sales of 2% was mainly driven by the favorable impact of foreign exchange, partially offset by an unfavorable change in product mix, an increase in royalty expenses based on the mix of products sold and an increase in sales volumes for various products within our product portfolio.

•
The increase in Selling, informational and administrative expenses of 1% was mostly driven by additional investment across several of our products, primarily Chantix/Champix as well as to support the Vyndaqel launches, partially offset by the favorable impact of foreign exchange.

•	Research and development expenses were relatively flat.

•
The unfavorable change in Other (income)/deductions––net primarily reflects an $86 million decrease in income from collaborations, out-licensing arrangements and sales of compound/product rights, partially offset by an increase in royalty-related income mainly due to a one-time favorable resolution in the second quarter of 2019 of a legal dispute for $82 million.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $339 million, or 11%, to $2.8 billion, reflecting an operational decrease of $235 million, or 7%, and the unfavorable impact of foreign exchange of $105 million, or 3%.

The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the three months ended July 1, 2018	$3,147

Operational growth/(decline):
Decline from Lipitor and Norvasc, primarily in China, driven by the March 2019 government implementation of a volume-based procurement program in certain cities	(131)
Lower revenues for Viagra and Upjohn's authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(70)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting wholesaler destocking in advance of anticipated multi-source generic competition expected to begin on July 1, 2019 (which instead began on July 19, 2019), and in developed Europe, reflecting continued generic competition	(31)
Volume-driven growth from Celebrex and Effexor, primarily in Japan	31
Other operational factors, net	(34)
Operational decline, net	(235)
Unfavorable impact of foreign exchange	(105)
Upjohn Revenues decrease	(339)
Upjohn Revenues, for the three months ended June 30, 2019	$2,807
Total Upjohn revenues from emerging markets decreased $177 million, or 17%, to $851 million from $1.0 billion, reflecting an 11% operational decline. Foreign exchange had an unfavorable impact of 6% on total Upjohn revenues from emerging markets. The operational decrease in emerging markets was primarily driven by Lipitor and Norvasc.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 1.1 percentage points and Cost of sales as compared to the prior year period decreased 17% driven by a decrease in royalty expense, the favorable impact of foreign exchange and lower atorvastatin active product ingredients import duties in China.

•
Selling, informational and administrative expenses increased 3% mostly driven by non-recurrence of a one-time general and administrative expense reversal in the second quarter of 2018, partially offset by a reduction in field force and advertising and promotion expenses in developed markets, primarily related to Lyrica in the U.S., and the favorable impact of foreign exchange.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.
Consumer Healthcare Operating Segment
Consumer Healthcare Revenues decreased $23 million, or 3%, to $862 million, reflecting an operational increase of $8 million, or 1%, and the unfavorable impact of foreign exchange of $32 million, or 4%.
First Six Months of 2019 vs. First Six Months of 2018
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $464 million, or 3%, to $18.8 billion, reflecting an operational increase of $1.2 billion, or 6%, and an unfavorable impact of foreign exchange of $724 million, or 4%.

The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the six months ended July 1, 2018	$18,315

Operational growth/(decline):
Continued worldwide growth from certain key brands(a)	1,400
Growth from Biosimilars, primarily in the U.S.	51
Lower revenues for the Hospital products business, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity as well as product supply shortages	(157)
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(101)
Lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX) primarily due to competitive pressures, and Genotropin in developed markets, primarily due to unfavorable channel mix	(95)
Other operational factors, net	91
Operational growth, net	1,188
Unfavorable impact of foreign exchange	(724)
Biopharma Revenues increase	464
Biopharma Revenues, for the six months ended June 30, 2019	$18,779

(a)
Certain key brands represent Ibrance, Eliquis, Xeljanz and Prevnar/Prevenar 13. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $114 million, or 3%, to $3.9 billion from $3.8 billion, reflecting 13% operational growth. Foreign exchange had unfavorable impact of 10% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13, Ibrance and Eliquis.
Costs and Expenses

•	Cost of sales as a percentage of Revenues was relatively flat.

•
The increase in Cost of sales of 1% was mainly driven by an unfavorable change in product mix, an increase in sales volumes for various products within the Biopharma product portfolio, and an increase in royalty expenses based on the mix of products sold, partially offset by the favorable impact of foreign exchange.

•
The increase in Selling, informational and administrative expenses of 3% was mostly driven by additional investment across several of our products, primarily Xeljanz and Chantix/Champix and to support the Vyndaqel launches, as well as the non-recurrence of a favorable true-up of healthcare reform expenses in the first quarter of 2018, partially offset by the favorable impact of foreign exchange.

•	Research and development expenses were relatively flat.

•
The unfavorable change in Other (income)/deductions––net primarily reflects a $205 million decrease in income from collaborations, out-licensing arrangements and sales of compound/product rights, partially offset by an increase in royalty-related income mainly due to a one-time favorable resolution in the second quarter of 2019 of a legal dispute for $82 million.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $385 million, or 6%, to $5.9 billion, reflecting an operational decrease of $188 million, or 3%, and the unfavorable impact of foreign exchange of $196 million, or 3%.

The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the six months ended July 1, 2018	$6,267

Operational growth/(decline):
Lower revenues for Viagra and Upjohn's authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(167)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting wholesaler destocking in advance of anticipated multi-source generic competition expected to begin on July 1, 2019 (which instead began on July 19, 2019), and in developed Europe, reflecting continued generic competition	(49)
Lower revenues for Greenstone, Upjohn's authorized generic subsidiary, primarily due to continued industry-wide pricing challenges in the U.S., excluding revenues for Upjohn's authorized generic for Viagra in the U.S.	(22)
Volume-driven growth from Celebrex and Effexor, primarily in Japan	73
Growth from Lipitor and Norvasc, primarily in emerging markets, driven by strong, volume-driven operational growth in China in the first fiscal quarter of 2019, partially offset by declines driven by the March 2019 government implementation of a volume-based procurement program in certain cities in the second quarter of 2019	73
Other operational factors, net	(96)
Operational decline, net	(188)
Unfavorable impact of foreign exchange	(196)
Upjohn Revenues decrease	(385)
Upjohn Revenues, for the six months ended June 30, 2019	$5,882
Total Upjohn revenues from emerging markets were relatively flat at $2.0 billion, reflecting 6% operational growth offset by the unfavorable impact of foreign exchange of 7% on total Upjohn revenues from emerging markets. The operational increase in emerging markets was primarily driven by Lipitor, Norvasc and Celebrex.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 1.3 percentage points and Cost of sales as compared to the prior year period decreased 14%, primarily due to the favorable impact of foreign exchange, lower royalty expense and lower atorvastatin active product ingredients import duties in China.

•
Selling, informational and administrative expenses decreased 12% driven by a reduction in field force and advertising and promotion expenses in developed markets, primarily related to Lyrica in the U.S., as well as the favorable impact of foreign exchange, partially offset by non-recurrence of a one-time general and administrative expense reversal in the second quarter of 2018 and investments in China across key brands.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.
Consumer Healthcare Operating Segment
Consumer Healthcare Revenues decreased $70 million, or 4%, to $1,721 million, reflecting an operational decrease of $11 million, or 1%, and the unfavorable impact of foreign exchange of $60 million, or 3%.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2019 reflect the following:

•
For Foreign currency translation adjustments, net, the second quarter of 2019 primarily reflects the strengthening of the U.S. dollar against the euro, British pound, and Australian dollar; and for the first six months of 2019, mainly reflects the strengthening of the U.S. dollar against the Australian dollar and the euro, partially offset by the weakening of the U.S. dollar against the Japanese yen.

•
For Unrealized holding gains/(losses) on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, reflects the impact of fair value re-measurements and the reclassification of amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, mainly reflects the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income and the unfavorable impact of foreign exchange. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

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
For a description of changes in Total Equity, see the consolidated statements of equity.
For information related to changes in Accumulated other comprehensive loss, see the “Analysis of the Condensed Consolidated Statements of Comprehensive Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests.

The changes in our asset and liability accounts as of June 30, 2019, compared to December 31, 2018, generally reflect, and the following explanations exclude, fluctuations in foreign currency exchange rates, the impact of the adoption of new accounting standards in the first quarter of 2019 and our Consumer Healthcare business joint venture with GSK (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards and Note 2. Assets and Liabilities Held for Sale for additional information).

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

•	For Other noncurrent assets, the change reflects a net increase in assets in the normal course of business, and an increase in receivables associated with derivative instruments.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•	For Accrued compensation and related items, the decrease reflects normal bonus payments made to employees and the timing of payments in the normal course of business.

•	For Other current liabilities, the change reflects a decrease in liabilities associated with:

◦	payments and accruals in the normal course of business;

◦	payments for restructuring activities; and

◦	payments for contingent consideration obligations,
partially offset by:

◦
an increase in sales returns reserve recorded for Lyrica in the U.S. in the second quarter of 2019 in advance of anticipated multi-source generic competition that was expected to begin on July 1, 2019 but instead began on July 19, 2019; and

◦	an increase due to reclassifications from noncurrent to current.

•	For Pension benefit obligations, net, the change reflects voluntary pension contributions and direct employer benefit payments.

•	For Other noncurrent liabilities, the change reflects a decrease in liabilities associated with:

◦	a decrease in payables associated with derivative financial instruments;

◦
a decrease in restructuring liabilities related to the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years (see Notes to Condensed Consolidated Financial Statements—Note 5B. Tax Contingencies); and

◦	a decrease due to reclassifications from noncurrent to current,

partially offset by:

◦	an increase in accruals in the normal course of business.

•
For Treasury stock, the change reflects $6.8 billion paid to GS&Co. in February 2019 pursuant to the terms of an accelerated share repurchase agreement as well as open market share repurchases. See Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2019	July 1, 2018	% Change
Cash provided by/(used in):
Operating activities	$4,309	$5,830	(26)
Investing activities	5,648	8,193	(31)
Financing activities	(9,318)	(12,628)	(26)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(28)	(15)	83
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$612	$1,381	(56)
Operating Activities

Our net cash provided by operating activities was $4.3 billion in the first six months of 2019, compared to $5.8 billion in the same period in 2018. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, partially offset by an increase in net income and a decrease in benefit plan contributions.
In the first six months of 2019, the change in the line item Other adjustments, net primarily reflects, among other items:

•	a reduction in net unrealized gains on equity securities; and

•	the non-recurrence of a non-cash gain on the contribution of Pfizer’s allogeneic CAR T developmental program assets, in connection with our contribution agreement with Allogene in 2018, partially offset by:

•	net gains on foreign exchange contracts hedging a portion of our forecasted intercompany inventory sales (that fixes the cost of inventory sold later to customers).
In the condensed consolidated statements of cash flows, the line item Other changes in assets and liabilities, net of acquisitions and divestitures is presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets. In the first six months of 2019 and 2018, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation, other current and noncurrent liabilities, as well as the adjustment necessary to reflect the non-cash nature of a favorable settlement of a U.S. IRS audit for multiple tax years (see Notes to Condensed Consolidated Financial Statements––Note 5A. Tax Matters: Taxes on Income from Continuing Operations).
For additional information about changes in other assets and liabilities account balances, see the “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.
Investing Activities
Our net cash provided by investing activities was $5.6 billion in the first six months of 2019, compared to net cash provided by investing activities of $8.2 billion in the same period in 2018. The decrease in net cash provided by investing activities was primarily attributable to a decrease in net proceeds generated from the sale of investments of $2.2 billion in the first six months of 2019 for cash needs.

Financing Activities
Our net cash used by financing activities was $9.3 billion in the first six months of 2019, compared to $12.6 billion in the same period in 2018. The decrease in net cash used in financing activities was primarily attributable to:

•
the issuance of long-term debt of $4.9 billion in the first six months of 2019, with no corresponding issuance of debt in the first six months of 2018 (see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt); and

•	$4.3 billion net proceeds raised from short-term borrowings in the first six months of 2019, compared to net proceeds of $0.9 billion in the first six months of 2018, partially offset by:

•	higher purchases of common stock of $2.8 billion;

•	higher repayments on long-term debt of $2.3 billion; and

•	lower proceeds from the exercise of stock options of $226 million.
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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	June 30, 2019	December 31, 2018
Selected financial assets(a):
Cash and cash equivalents	$1,784	$1,139
Short-term investments	11,128	17,694
Long-term investments	2,905	2,767
	15,817	21,600
Debt:
Short-term borrowings, including current portion of long-term debt	10,507	8,831
Long-term debt	36,168	32,909
	46,675	41,740
Selected net financial liabilities(b)	$(30,857)	$(20,140)

Working capital(c)	$15,043	$18,068
Ratio of current assets to current liabilities	1.47:1	1.57:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$10.71	$11.09

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

•	an increase in short-term borrowings as a result of the issuance of commercial paper; and

•	the net impact of foreign currency exchange,
partially offset by:

•	the timing of accruals, cash receipts and payments in the ordinary course of business; and

•	an increase in inventory related to increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery and market demand.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

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
Agreement to Combine Upjohn with Mylan
In connection with the recently-announced agreement to combine Upjohn with Mylan discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business”and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, Upjohn will incur $12 billion of debt prior to the closing of the transaction. Immediately prior to the separation, Upjohn will make a cash distribution of $12 billion to Pfizer, which will be funded by the proceeds of such debt. Following the separation, Upjohn will remain the obligor with respect to the debt.
Credit Ratings

Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

In June 2019, S&P placed Pfizer on “CreditWatch Negative” following the announcement of Pfizer’s intention to acquire Array, with the expectation that the CreditWatch placement would be resolved with a one-notch downgrade of Pfizer’s debt rating to ‘AA-’ upon the consummation of the transaction. In July 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, which resulted in actions from both Moody’s and S&P. Moody’s placed Pfizer’s long-term rating under review for downgrade (limited to one-notch, or ‘A2’ upon close of the Mylan transaction) while S&P lowered Pfizer’s rating to ‘AA-’ (as a result of the Array transaction) and confirmed it will still remain on CreditWatch Negative (with the expectation the rating will be lowered one additional notch to ‘A+’ upon close of the Mylan transaction).

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt	Outlook/Watch	Date of Last Rating Change
	Rating	Rating
Moody’s	P-1	A1	Under Review for Downgrade	October 2009
S&P	A-1+	AA-	CreditWatch Negative	July 2019

Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of June 30, 2019, we had access to a $7.0 billion U.S. revolving credit facility expiring in 2023, which may be used to support our commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $536 million lines of credit, of which $508 million expire within one year. Of these total lines of credit, $7.5 billion were unused as of June 30, 2019. In connection with the recently-announced agreement to combine Upjohn with Mylan discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business” and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, Upjohn entered into a $12 billion fully underwritten bridge facility. This bridge facility is fully committed financing that is expected to terminate upon the issuance of $12 billion of debt by Upjohn prior to the transaction close.

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
Global Economic Conditions––Venezuela Operations

Our Venezuela operations continue to operate with the U.S. dollar as the functional currency due to the hyperinflationary status of the Venezuelan economy. Future actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically. The impact to Pfizer is not considered material.
Global Economic Conditions––Argentina Operations
Our Argentina operations function in a hyperinflationary economy. The impact to Pfizer is not considered material.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2019, the estimated fair value of our indemnity obligations was not significant.

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
In December 2018, the Board of Directors authorized a new $10 billion share repurchase program to be utilized over time (the 2018 program) and share repurchases commenced thereunder in the first quarter of 2019.

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

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended		Six Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	June 30, 2019	July 1, 2018	June 30, 2019(a)	July 1, 2018(b)
Shares of common stock purchased	—	—	180	145
Cost of purchase	$—	$—	$8.9	$6.1

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

After giving effect to the accelerated share repurchase agreement and other share repurchases through June 30, 2019, our remaining share-purchase authorization was approximately $5.3 billion on June 30, 2019.

Dividends on Common Stock

In June 2019, our Board of Directors declared a dividend of $0.36 per share, payable on September 3, 2019, to shareholders of record at the close of business on August 2, 2019.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of June 30, 2019
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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, expectations for in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, revenue contribution, growth, performance, timing of exclusivity and potential benefits, strategic reviews, capital allocation objectives, business-development plans, benefits anticipated from the reorganization of our commercial operations into three businesses, which became effective at the beginning of our 2019 fiscal year, our acquisitions and other business development activities, our ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, our acquisitions and other business development activities, prospective products or product approvals, our product pipeline, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities and the expectations related to our supply issues set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, the benefits expected from the reorganization of our commercial operations into three businesses, which became effective at the beginning of our 2019 fiscal year and our expectations regarding growth set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of this MD&A, the expected timing and benefits of our recently-announced agreement to combine Upjohn with Mylan to create a new global pharmaceutical company set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business,” and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, the anticipated costs related to our preparations for Brexit set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” section of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, our plans for increasing investment in the U.S. set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Capital Allocation and Expense Management––Increasing Investment in the U.S.” section of this MD&A, the financial guidance set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2019” section of this MD&A, the expected financial profile for Pfizer upon the completion of our recently-announced agreement to combine Upjohn with Mylan set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Preliminary Financial Profile Upon the Completion of the Proposed Combination of Upjohn with Mylan” section of this MD&A, the anticipated costs and savings from our 2017-2019 initiatives and our Organizing for Growth initiative, set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions and the contributions that we expect to make from our general assets to the company’s pension and postretirement plans during 2019 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the outcome of post-approval clinical trials, which could result in the loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of, a product that could affect its availability or commercial potential, such as the update to the U.S. prescribing information for Xeljanz and Xeljanz extended release;

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

•
the impact of acquisitions, divestitures, restructurings and internal reorganizations, including the reorganization of our commercial operations into three businesses, which became effective at the beginning of the company’s 2019 fiscal year, the transaction with GSK to combine our respective consumer healthcare businesses into a new consumer healthcare joint venture and our recently-announced agreement to combine Upjohn with Mylan, as well as any other corporate strategic initiatives, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption;

•	the impact of product recalls, withdrawals and other unusual items;

•	the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

•	risks related to internal control over financial reporting;

•
risks and uncertainties related to acquisitions, such as the acquisition of Array, including, among other things, the ability to realize the anticipated benefits of those acquisitions, including the possibility that the expected cost savings and/or accretion from certain of those acquisitions will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for certain acquired products; significant transaction costs; and unknown liabilities;

•
risks and uncertainties related to our transaction with GSK, which combined our respective consumer healthcare businesses into a new consumer healthcare joint venture, including, among other things, risks related to the ability to realize the anticipated benefits of the transaction, including the possibility that the expected benefits and cost synergies from the transaction will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, the possibility that a future separation of the joint venture may not occur, disruption from the transaction making it more difficult to maintain business and operational relationships, negative effects of the transaction on the market price of Pfizer’s common stock and on Pfizer’s operating results, significant transaction costs, unknown liabilities, the risk of litigation and/or regulatory actions related to the transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals and competitive developments; and

•
risks and uncertainties related to our recently-announced agreement to combine Upjohn with Mylan to create a new global pharmaceutical company, including, among other things, risks related to the satisfaction of the conditions to closing the transaction (including the failure to obtain necessary shareholder and regulatory approvals) in the anticipated timeframe or at all and the possibility that the transaction does not close, risks related to the ability to realize the anticipated benefits of the transaction, including the possibility that the expected benefits and cost synergies of the combined company from the proposed transaction will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, disruption from the transaction making it more difficult to maintain business and operational relationships, negative effects of the announcement or the consummation of the proposed transaction on the market price of Pfizer’s common stock, Pfizer’s credit ratings and/or on Pfizer’s or the combined company’s operating results, significant transaction costs, unknown liabilities, the risk of litigation and/or regulatory actions related to the proposed transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals and competitive developments.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2018 Financial Report.
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
Item 1A. Risk Factors
We refer to the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors”, of our 2018 Form 10-K. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2019:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 1, 2019 through April 28, 2019	36,804	$42.50	—	$5,292,881,709
April 29, 2019 through May 26, 2019	47,184	$39.68	—	$5,292,881,709
May 27, 2019 through June 30, 2019	32,081	$42.09	—	$5,292,881,709
Total	116,069	$41.24	—

(a)
Our December 2017 $10 billion share repurchase program was exhausted in the first quarter of 2019. In December 2018, the Board of Directors authorized a new $10 billion share repurchase program to be utilized over time (the 2018 program) and share repurchases commenced thereunder in the first quarter of 2019. On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock. For additional information, see the Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments. At June 30, 2019, our remaining share-purchase authorization under the 2018 program was approximately $5.3 billion.

(b)
These columns represent (i) 111,118 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 4,951 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	-	Amendment No. 6 to the Pfizer Supplemental Savings Plan
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF
Inline XBRL Taxonomy Extension Schema
Inline XBRL Taxonomy Extension Calculation Linkbase
Inline XBRL Taxonomy Extension Label Linkbase
Inline XBRL Taxonomy Extension Presentation Linkbase
Inline XBRL Taxonomy Extension Definition Document

Exhibit 104		Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	August 8, 2019	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)