Form 10-Q
period 2019-09-29
PFIZER INC
filed 2019-11-07
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

At November 4, 2019, 5,534,122,364 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2018 Financial Report	Financial Report for the fiscal year ended December 31, 2018, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018
2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
Akcea	Akcea Therapeutics, Inc.
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
Bain Capital	Bain Capital Private Equity and Bain Capital Life Sciences
Bamboo	Bamboo Therapeutics, Inc.
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
CAR T	chimeric antigen receptor T cell
CDC	U.S. Centers for Disease Control and Prevention
Cerevel	Cerevel Therapeutics, LLC
cGMP	current Good Manufacturing Practices
Citibank	Citibank, N.A.
Developed Markets	U.S., Western Europe, Japan, Canada, South Korea, Australia, Scandinavian countries, Finland and New Zealand
EGFR	epidermal growth factor receptor
EH	Essential Health
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, the Middle East, Africa, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
GS&Co.	Goldman, Sachs & Co. LLC
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hisun Pfizer	Hisun Pfizer Pharmaceuticals Company Limited
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
ICU Medical	ICU Medical, Inc.
IH	Innovative Health
Ionis	Ionis Pharmaceuticals, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.

J&J	Johnson & Johnson
JV	Joint Venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein
LEP	Legacy Established Products
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCC	Merkel cell carcinoma
MCO	managed care organization
mCRC	metastatic colorectal cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Merck	Merck & Co., Inc.
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
Mylan	Mylan N.V.
NDA	new drug application
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	pharmacy benefit manager
Pharmacia	Pharmacia Corporation
PP&E	property, plant & equipment
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ROU	right of use
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SFJ	SFJ Pharmaceuticals Group
Shire	Shire International GmbH
SI&A	selling, informational and administrative
S&P	Standard and Poor’s
TCJA	legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
VBP	Volume-based procurement program
WRDM	Worldwide Research, Development and Medical

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues	$12,680	$13,298	$39,062	$39,670
Costs and expenses:
Cost of sales(a)	2,602	2,694	7,611	8,173
Selling, informational and administrative expenses(a)	3,260	3,494	10,110	10,448
Research and development expenses(a)	2,283	2,008	5,827	5,549
Amortization of intangible assets	1,212	1,253	3,578	3,640
Restructuring charges and certain acquisition-related costs	365	85	295	172
(Gain) on completion of Consumer Healthcare JV transaction	(8,087)	—	(8,087)	—
Other (income)/deductions––net	319	(414)	537	(1,143)
Income from continuing operations before provision for taxes on income	10,727	4,177	19,190	12,831
Provision for taxes on income	3,047	66	2,566	1,270
Income from continuing operations	7,680	4,111	16,625	11,562
Discontinued operations––net of tax	4	11	4	10
Net income before allocation to noncontrolling interests	7,684	4,122	16,628	11,571
Less: Net income attributable to noncontrolling interests	4	8	19	25
Net income attributable to Pfizer Inc.	$7,680	$4,114	$16,609	$11,546

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.38	$0.70	$2.98	$1.96
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.38	$0.70	$2.98	$1.96

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.36	$0.69	$2.92	$1.92
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.36	$0.69	$2.92	$1.92

Weighted-average shares––basic	5,545	5,875	5,581	5,899
Weighted-average shares––diluted	5,649	5,986	5,690	5,998

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income before allocation to noncontrolling interests	$7,684	$4,122	$16,628	$11,571

Foreign currency translation adjustments, net	(468)	(567)	(628)	(507)
Reclassification adjustments(a)	268	(2)	270	(22)
	(200)	(569)	(358)	(530)
Unrealized holding gains on derivative financial instruments, net	150	222	241	236
Reclassification adjustments for (gains)/losses included in net income(b)	(29)	(235)	(372)	119
	122	(13)	(131)	355
Unrealized holding gains/(losses) on available-for-sale securities, net	15	149	48	(65)
Reclassification adjustments for (gains)/losses included in net income(b)	(7)	(36)	30	(67)
Reclassification adjustments for unrealized gains included in Retained earnings(c)	—	—	—	(462)
	8	112	77	(595)
Benefit plans: actuarial gains/(losses), net	(171)	8	(175)	114
Reclassification adjustments related to amortization	60	60	180	183
Reclassification adjustments related to settlements, net	38	42	40	108
Other	42	49	60	69
	(31)	158	105	474
Benefit plans: prior service costs and other, net	—	—	(1)	—
Reclassification adjustments related to amortization of prior service costs and other, net	(44)	(46)	(137)	(137)
Reclassification adjustments related to curtailments of prior service costs and other, net	(46)	(4)	(46)	(18)
Other	3	—	4	1
	(88)	(50)	(180)	(154)
Other comprehensive loss, before tax	(190)	(361)	(486)	(449)
Tax provision on other comprehensive loss	84	62	50	667
Other comprehensive loss before allocation to noncontrolling interests	$(275)	$(422)	$(536)	$(1,116)
Comprehensive income before allocation to noncontrolling interests	$7,409	$3,700	$16,092	$10,455
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(6)	—	8	5
Comprehensive income attributable to Pfizer Inc.	$7,415	$3,700	$16,084	$10,450

(a)
For the third quarter and first nine months of 2019, the foreign currency translation adjustments are primarily reclassified into (Gain) on completion of Consumer Healthcare JV transaction in the condensed consolidated statements of income as a result of the contribution of our Consumer Healthcare business to the Consumer Healthcare joint venture with GSK. See Note 2B. The remaining foreign currency translation adjustments are reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.

(b)
Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. For additional information on amounts reclassified into Other (income)/deductions—net and Cost of sales, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(c)
For additional information, see Notes to Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2018 in our 2018 Financial Report.

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 29, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$2,785	$1,139
Short-term investments	6,302	17,694
Trade accounts receivable, less allowance for doubtful accounts: 2019—$541; 2018—$541	9,439	8,025
Inventories	8,222	7,508
Current tax assets	3,730	3,374
Other current assets	2,954	2,461
Assets held for sale	29	9,725
Total current assets	33,459	49,926
Equity-method investments	15,999	181
Long-term investments	2,723	2,586
Property, plant and equipment, less accumulated depreciation: 2019—$16,728; 2018—$16,591	13,701	13,385
Identifiable intangible assets, less accumulated amortization	38,995	35,211
Goodwill	58,665	53,411
Noncurrent deferred tax assets and other noncurrent tax assets	1,984	1,924
Other noncurrent assets	4,920	2,799
Total assets	$170,446	$159,422

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2019—$2,431; 2018—$4,776	$16,617	$8,831
Trade accounts payable	3,942	4,674
Dividends payable	1,992	2,047
Income taxes payable	1,892	1,265
Accrued compensation and related items	2,369	2,397
Other current liabilities	10,160	10,753
Liabilities held for sale	—	1,890
Total current liabilities	36,974	31,858

Long-term debt	36,044	32,909
Pension benefit obligations, net	5,103	5,272
Postretirement benefit obligations, net	1,321	1,338
Noncurrent deferred tax liabilities	6,724	3,700
Other taxes payable	12,504	14,737
Other noncurrent liabilities	6,381	5,850
Total liabilities	105,051	95,664

Commitments and Contingencies

Preferred stock	18	19
Common stock	468	467
Additional paid-in capital	87,099	86,253
Treasury stock	(110,795)	(101,610)
Retained earnings	100,113	89,554
Accumulated other comprehensive loss	(11,801)	(11,275)
Total Pfizer Inc. shareholders’ equity	65,103	63,407
Equity attributable to noncontrolling interests	293	351
Total equity	65,396	63,758
Total liabilities and equity	$170,446	$159,422

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 30, 2019	458	$18	9,363	$468	$86,963	(3,801)	$(110,786)	$94,440	$(11,535)	$59,568	$357	$59,924
Net income								7,680		7,680	4	7,684
Other comprehensive income/(loss), net of tax									(265)	(265)	(9)	(275)
Cash dividends declared:
Common stock								(2,006)		(2,006)		(2,006)
Preferred stock								—		—		—
Noncontrolling interests										—	2	2
Share-based payment transactions			3	—	136	—	(8)			128		128
Purchases of common stock						(34)	—			—		—
Preferred stock conversions and redemptions	(8)	—			—	—	—			(1)		(1)
Other(a)					—	—	—	—	—	—	(61)	(61)
Balance, September 29, 2019	449	$18	9,366	$468	$87,099	(3,835)	$(110,795)	$100,113	$(11,801)	$65,103	$293	$65,396

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance July 1, 2018	502	$20	9,303	$465	$84,898	(3,438)	$(95,463)	$89,860	$(10,003)	$69,778	$346	$70,124
Net income								4,114		4,114	8	4,122
Other comprehensive income/(loss), net of tax									(414)	(414)	(9)	(422)
Cash dividends declared:
Common stock								(1,977)		(1,977)		(1,977)
Preferred stock								—		—		—
Noncontrolling interests										—	—	—
Share-based payment transactions			23	1	930	—	(6)			926		926
Purchases of common stock						(47)	(1,105)			(1,105)		(1,105)
Preferred stock conversions and redemptions	(14)	(1)			(1)	—	—			(1)		(1)
Other					—	—		(2)	—	(2)	—	(2)
Balance, September 30, 2018	488	$20	9,326	$466	$85,828	(3,484)	$(96,574)	$91,995	$(10,417)	$71,319	$346	$71,664

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$89,554	$(11,275)	$63,407	$351	$63,758
Net income								16,609		16,609	19	16,628
Other comprehensive income/(loss), net of tax									(525)	(525)	(11)	(536)
Cash dividends declared:
Common stock								(6,068)		(6,068)		(6,068)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(5)	(5)
Share-based payment transactions			34	2	848	(7)	(320)			530		530
Purchases of common stock						(213)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(28)	(1)			(2)	—	—			(3)		(3)
Other(a)					—	—		19		19	(61)	(42)
Balance, September 29, 2019	449	$18	9,366	$468	$87,099	(3,835)	$(110,795)	$100,113	$(11,801)	$65,103	$293	$65,396

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2018	524	$21	9,275	$464	$84,278	(3,296)	$(89,425)	$85,291	$(9,321)	$71,308	$348	$71,656
Net income								11,546		11,546	25	11,571
Other comprehensive income/(loss), net of tax									(1,096)	(1,096)	(20)	(1,116)
Cash dividends declared:
Common stock								(6,012)		(6,012)		(6,012)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(7)	(7)
Share-based payment transactions			51	3	1,551	3	19			1,573		1,573
Purchases of common stock						(192)	(7,168)			(7,168)		(7,168)
Preferred stock conversions and redemptions	(36)	(1)			(2)	—	—			(3)		(3)
Other(b)					—	—	—	1,171	—	1,171	—	1,171
Balance, September 30, 2018	488	$20	9,326	$466	$85,828	(3,484)	$(96,574)	$91,995	$(10,417)	$71,319	$346	$71,664

(a)
The increase to Retained earnings in the first nine months of 2019 includes the cumulative effect of the adoption of a new accounting standard for leases in the first quarter of 2019. For additional information, see Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards. The decrease in Equity attributable to noncontrolling interests resulted from the deconsolidation of our Consumer Healthcare business in connection with the formation of the GSK Consumer Healthcare joint venture. For additional information, see Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale.

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
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018
Operating Activities
Net income before allocation to noncontrolling interests	$16,628	$11,571
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,626	4,743
Asset write-offs and impairments	224	88
TCJA impact(a)	(319)	(410)
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed(b)	(8,233)	—
Deferred taxes from continuing operations(c)	2,067	(974)
Share-based compensation expense	448	682
Benefit plan contributions in excess of income	(429)	(1,000)
Other adjustments, net	(622)	(1,170)
Other changes in assets and liabilities, net of acquisitions and divestitures	(5,571)	(2,441)
Net cash provided by operating activities	8,819	11,089

Investing Activities
Purchases of property, plant and equipment	(1,504)	(1,357)
Purchases of short-term investments	(4,583)	(7,364)
Proceeds from redemptions/sales of short-term investments	7,766	12,752
Net proceeds from redemptions/sales of short-term investments with original maturities of three months or less	8,307	385
Purchases of long-term investments	(134)	(1,503)
Proceeds from redemptions/sales of long-term investments	116	2,174
Acquisition of business, net of cash acquired	(10,861)	—
Acquisitions of intangible assets	(364)	(47)
Other investing activities, net(b)	145	248
Net cash provided by/(used in) investing activities	(1,112)	5,289

Financing Activities
Proceeds from short-term borrowings	11,582	1,945
Principal payments on short-term borrowings	(4,088)	(4,239)
Net proceeds from/(payments on) short-term borrowings with original maturities of three months or less	2,604	(973)
Proceeds from issuance of long-term debt	4,942	4,974
Principal payments on long-term debt	(5,806)	(3,104)
Purchases of common stock	(8,865)	(7,168)
Cash dividends paid	(6,051)	(6,015)
Proceeds from exercise of stock options	303	1,099
Other financing activities, net	(667)	(553)
Net cash used in financing activities	(6,045)	(14,034)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(41)	(116)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	1,620	2,227
Cash and cash equivalents and restricted cash and cash equivalents, beginning	1,225	1,431
Cash and cash equivalents and restricted cash and cash equivalents, end	$2,846	$3,658
- continued -

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018
Supplemental Cash Flow Information
Non-cash transactions:
32% equity-method investment in GSK Consumer Healthcare JV in exchange for contributing Pfizer’s Consumer Healthcare business(b)	$15,711	$—
Equity investment in Cerevel Therapeutics, Inc. in exchange for Pfizer’s portfolio of clinical and pre-clinical neuroscience assets(d)	—	343
Equity investment in Allogene received in exchange for Pfizer's allogeneic CAR T developmental program assets(d)	—	92
Cash paid (received) during the period for:
Income taxes	2,636	1,666
Interest paid	1,246	968
Interest rate hedges	(78)	(104)

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s Provision for taxes on income for (i) the nine months ended September 29, 2019 was favorably impacted by approximately $319 million, primarily as a result of additional guidance issued by the U.S. Department of Treasury and (ii) the nine months ended September 30, 2018 was favorably impacted by approximately $410 million, primarily related to certain tax initiatives associated with the lower U.S. tax rate as a result of the TCJA.

(b)
The $8.2 billion Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed reflects the receipt of a 32% equity-method investment in the new company valued at $15.7 billion in exchange for net assets contributed of $7.6 billion and is presented in operating activities net of $146 million cash conveyed that is reflected in Other investing activities, net. For additional information, see Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale.

(c)
Includes tax expense of $2.7 billion associated with the gain related to the completion of the Consumer Healthcare joint venture transaction with GSK. For additional information, see Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale and Note 5A. Tax Matters: Taxes on Income from Continuing Operations.

(d)
For additional information, see Notes to Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Assets and Liabilities Held for Sale, Licensing Arrangements, Research and Development and Collaborative Arrangements, Equity-Method Investments and Privately Held Investment: Divestitures: Divestitures in our 2018 Financial Report.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 25, 2019 and August 26, 2018. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended September 29, 2019 and September 30, 2018.

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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. We have revised prior-period segment information to reflect the reorganization. For additional information, see Note 13. In addition, certain amounts within Long-term investments in the December 31, 2018 condensed consolidated balance sheet have been reclassified to Equity-method investments to conform to the current presentation. For additional information, see Note 2B.

Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

In the first quarter of 2019, as of January 1, 2019, we adopted four new accounting standards. See Note 1B for further information.

Our recent significant business development activities include:

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. In accordance with our domestic and international reporting periods, our financial results, and our Consumer Healthcare segment’s operating results, for the third quarter of 2019 reflect only one month of Consumer Healthcare segment domestic operations and two months of Consumer Healthcare segment international operations. Likewise, our financial results, and our Consumer Healthcare segment’s operating results, for the first nine months of 2019 reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations. Assets and liabilities associated with our Consumer Healthcare business were reclassified as held for sale in the consolidated balance sheet as of December 31, 2018.

•
Acquisition of Array BioPharma Inc.––On July 30, 2019, we acquired Array for $48 per share in cash. The total fair value of the consideration transferred for Array was approximately $11.2 billion ($10.9 billion, net of cash acquired). Our financial statements for the third quarter and first nine months of 2019 reflect the assets, liabilities, operating results and cash flows of Array, commencing from the acquisition date.

•
Agreement to Combine Upjohn with Mylan N.V.––On July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun-off or split-off to Pfizer’s shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and Pfizer shareholders. The transaction is anticipated to close in mid-2020, subject to Mylan shareholder approval and satisfaction of other customary closing conditions, including receipt of regulatory approvals.

•
Acquisition of Therachon Holding AG––On July 1, 2019, we acquired all the remaining shares of Therachon for $340 million upfront, plus potential milestone payments of up to $470 million, contingent on the achievement of key milestones in the development and commercialization of the lead asset. The total fair value of the consideration transferred for Therachon was approximately $322 million. Our financial statements for the third quarter and first nine months of 2019 reflect the assets, liabilities, operating results and cash flows of Therachon, commencing from the acquisition date and, in accordance with our international reporting period, reflect two months of Therachon operations and cash flows.

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

Adoption of the standard related to leases did not have a material impact on our condensed consolidated statements of income or condensed consolidated statements of cash flows for the nine months ended September 29, 2019. For additional information, see Note 1D.
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

C. Revenues and Trade Accounts Receivable
Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.6 billion as of September 29, 2019 and $5.4 billion as of December 31, 2018.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	September 29, 2019	December 31, 2018
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,203	$1,288
Other current liabilities:
Accrued rebates	3,275	3,208
Other accruals	617	531
Other noncurrent liabilities	463	399
Total accrued rebates and other accruals	$5,557	$5,426

D. Leases

On January 1, 2019, we adopted a new accounting standard for leases. For further information, see Note 1B.
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $74 million for the three months ended September 29, 2019 and $192 million for the nine months ended September 29, 2019. We have elected the practical expedient in the new standard to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

For operating leases, the ROU assets and liabilities are presented in our condensed consolidated balance sheet as follows:
		Balance at
(MILLIONS OF DOLLARS)	Balance Sheet Classification	September 29, 2019
ROU assets	Other noncurrent assets	$1,306
Lease liabilities (short-term)	Other current liabilities	281
Lease liabilities (long-term)	Other noncurrent liabilities	1,037

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our total lease costs are as follows:
	Three Months Ended	Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 29, 2019
Operating lease cost	$111	$310
Variable lease cost	74	192
Sublease income	(10)	(31)
Total lease cost	$174	$471

Other supplemental information includes the following:
	Weighted-Average Remaining Contractual Lease Term (Years) as of	Weighted-Average Discount Rate as of
(MILLIONS OF DOLLARS)	September 29, 2019	September 29, 2019	Nine Months Ended September 29, 2019
Operating leases	6.8	3.6%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$244
(Gains)/losses on sale and leaseback transactions, net			(32)
ROU assets obtained in exchange for new operating lease liabilities			$250

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of September 29, 2019:

(MILLIONS OF DOLLARS)
Period	Operating Lease Liabilities
Next one year(a)	$322
1-2 years	279
2-3 years	222
3-4 years	176
4-5 years	110
Thereafter	406
Total undiscounted lease payments	1,516
Less: Imputed interest	197
Present Value of Minimum Lease Payments	1,319
Less: Current portion	281
Noncurrent portion	$1,037

(a)	Reflects lease payments due within 12 months subsequent to the balance sheet date.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement
A. Acquisitions
Array BioPharma Inc.
On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred for Array was approximately $11.2 billion ($10.9 billion, net of cash acquired). In addition, approximately $157 million in payments to Array employees for the fair value of previously unvested stock options was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs in the condensed consolidated statement of income for the three and nine months ended September 29, 2019 (see Note 3). We financed the majority of the transaction with debt and the balance with existing cash.
Array’s portfolio includes the approved combined use of Braftovi (encorafenib) and Mektovi (binimetinib) for the treatment of BRAFV600E- or BRAFV600K-mutant unresectable or metastatic melanoma. The combination therapy has significant potential for long-term growth via expansion into additional areas of unmet need and is currently being investigated in over 30 clinical trials across several solid tumor indications, including the Phase 3 BEACON trial in BRAF-mutant mCRC, through collaborations with third parties. Pfizer has exclusive rights to commercialize the combination therapy in the U.S. and Canada. In addition to the combination therapy for BRAF-mutant metastatic melanoma, Array brings a broad pipeline of targeted cancer medicines in different stages of research and development, as well as a portfolio of out-licensed medicines, which are expected to generate material milestones and royalties over time.
In connection with this acquisition, we provisionally recorded: (i) $7.2 billion in Identifiable intangible assets, consisting of $1.8 billion of Developed technology rights with a useful life of 16 years, $4.0 billion of IPR&D and $1.4 billion for Licensing agreements ($1.1 billion for technology in development––indefinite-lived licensing agreements and $340 million for developed technology––finite-lived licensing agreements with a useful life of 10 years), (ii) $5.4 billion of Goodwill, (iii) $1.3 billion of net deferred tax liabilities and (iv) $451 million of assumed long-term debt, which was paid in full as of September 29, 2019. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
Therachon Holding AG
On July 1, 2019, we acquired all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia, a genetic condition and the most common form of short-limb dwarfism, for $340 million upfront, plus potential milestone payments of up to $470 million contingent on the achievement of key milestones in the development and commercialization of the lead asset. In 2018, we acquired approximately 3% of Therachon’s outstanding shares for $5 million. We accounted for the transaction as an asset acquisition since the lead asset represented substantially all the fair value of the gross assets acquired. The total fair value of the consideration transferred for Therachon was approximately $322 million, which consisted of $317 million of cash and our previous $5 million investment in Therachon. Therachon is a wholly-owned subsidiary of Pfizer. In connection with this asset acquisition, we recorded a charge of $337 million in Research and development expenses.
B. Equity-Method Investment and Assets and Liabilities Held for Sale

On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. In exchange for contributing our Consumer Healthcare business to the joint venture, we received a 32% equity stake in the new company and GSK owns the remaining 68%. Upon the closing of the transaction, we deconsolidated our Consumer Healthcare business and recognized a pre-tax gain of $8.1 billion ($5.4 billion, net of tax) in our fiscal third quarter of 2019 in (Gain) on completion of Consumer Healthcare JV transaction for the difference in the fair value of our 32% equity stake in the new company and the carrying value of our Consumer Healthcare business. We may record additional adjustments to the gain in future periods, which we do not expect to have a material impact on our consolidated financial statements.
In valuing our investment in GSK Consumer Healthcare, we used discounted cash flow techniques. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long term; the discount rate, which seeks to reflect our best estimate of the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

diversity of the projected cash flows. As part of the joint venture transaction, we agreed to indemnify GSK with respect to certain tax matters related to periods prior to closing of the transaction as well as certain potential environmental or other legal liabilities associated with the previous operation of our Consumer Healthcare business. We recognized a liability of $45 million with respect to the tax matters indemnification. The value of the environmental and legal indemnifications was not considered to be material.
We are accounting for our interest in GSK Consumer Healthcare as an equity-method investment. Our investment in GSK Consumer Healthcare is reported as a private equity investment in the Equity-method investments line in our condensed consolidated balance sheet as of September 29, 2019. Our consolidated statements of income for the third quarter and first nine months of 2019 include revenues and expenses associated with Pfizer’s Consumer Healthcare business through July 31, 2019. We will record our share of earnings from the Consumer Healthcare joint venture on a quarterly basis on a one-quarter lag in Other (income)/deductions––net commencing from August 1, 2019. Therefore, we will record our share of two months of the joint venture’s earnings generated in the third quarter of 2019 in our operating results in the fourth quarter of 2019. As of the July 31, 2019 closing date, the fair value of our investment in GSK Consumer Healthcare was approximately $15.7 billion. The excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare has not yet been allocated within the investment account. We expect to complete the allocation in our fourth quarter of 2019, and we will record the amortization of identified basis differences, as applicable, on a one-quarter lag in Other (income)/deductions––net commencing August 1, 2019. Therefore, we will record the amortization of identified basis differences for two months of the third quarter of 2019 in our operating results in the fourth quarter of 2019.
While we have received our full 32% interest in GSK Consumer Healthcare as of the July 31, 2019 closing and transferred control of our Consumer Healthcare business to GSK Consumer Healthcare, the contribution of the business was not completed in certain non-U.S. jurisdictions due to temporary regulatory or operational constraints. In these jurisdictions, we have continued to operate the business for the net economic benefit of GSK Consumer Healthcare, and we are indemnified by GSK Consumer Healthcare against risks associated with such operations during the interim period, subject to our obligations under the definitive transaction agreements. We expect the contribution of our Consumer Healthcare business in these jurisdictions to be fully completed by the first half of 2021. As such, and as we and GSK Consumer Healthcare are contractually obligated to complete the transaction, we have treated these jurisdictions as sold for accounting purposes.

In connection with the contribution of our Consumer Healthcare business, we entered into certain transitional agreements designed to facilitate the orderly transition of the business to GSK Consumer Healthcare. These agreements primarily relate to administrative services, which are generally to be provided for a period of up to 24 months after the closing date. We will also manufacture and supply certain consumer products for GSK Consumer Healthcare and GSK Consumer Healthcare will manufacture and supply certain retained Pfizer products for us after closing, generally for a term of up to six years. These agreements are not material to Pfizer.

Assets and liabilities associated with our Consumer Healthcare business were reclassified as held for sale in the consolidated balance sheets as of December 31, 2018. The Consumer Healthcare business assets held for sale are reported in Assets held for sale and Consumer Healthcare business liabilities held for sale are reported in Liabilities held for sale in the consolidated balance sheet as of December 31, 2018. This includes the Consumer Healthcare business tax assets and liabilities related to fully dedicated consumer healthcare subsidiaries.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts associated with the Consumer Healthcare business, as well as other assets classified as held for sale consisted of the following:
(MILLIONS OF DOLLARS)	December 31, 2018
Assets Held for Sale
Cash and cash equivalents	$32
Trade accounts receivable, less allowance for doubtful accounts	532
Inventories	538
Other current assets	56
PP&E	675
Identifiable intangible assets, less accumulated amortization	5,763
Goodwill	1,972
Noncurrent deferred tax assets and other noncurrent tax assets	54
Other noncurrent assets	57
Total Consumer Healthcare assets held for sale	9,678
Other assets held for sale(a)	46
Assets held for sale	$9,725

Liabilities Held for Sale

Trade accounts payable	$406
Income taxes payable	39
Accrued compensation and related items	93
Other current liabilities	353
Pension benefit obligations, net	39
Postretirement benefit obligations, net	33
Noncurrent deferred tax liabilities	870
Other noncurrent liabilities	56
Total Consumer Healthcare liabilities held for sale	$1,890

(a)	Other assets held for sale consist of PP&E.
As a part of Pfizer, pre-tax income on a management business unit basis for the Consumer Healthcare business was $100 million for the third quarter of 2019 and $654 million for the nine months ended September 29, 2019, through July 31, 2019, and $211 million for the third quarter of 2018 and $725 million for the nine months ended September 30, 2018.

C. Research and Development Arrangement
Research and Development Arrangement with NovaQuest Co-Investment Fund V, L.P.
In April 2016, Pfizer entered into an agreement with NovaQuest under which NovaQuest would fund up to $200 million in development costs related to certain Phase 3 clinical trials of Pfizer’s rivipansel compound and Pfizer would use commercially reasonable efforts to develop and obtain regulatory approvals for such compound. NovaQuest’s development funding was expected to cover up to 100% of the development costs and was received over approximately 13 quarters from 2016 through the second quarter of 2019 after which Pfizer is responsible for the remaining development costs. As there is a substantive and genuine transfer of risk to NovaQuest, the development funding was recognized by us as an obligation to perform contractual services and therefore a reduction of Research and development expenses as incurred. The funding cap was reached in 2019. Following potential regulatory approval, NovaQuest would be eligible to receive a combination of fixed milestone payments of up to approximately $267 million in total, based on achievement of first commercial sale and certain levels of cumulative net sales as well as royalties on rivipansel net sales over approximately eight years. Fixed sales-based milestone payments would be recorded as intangible assets and amortized to Amortization of intangible assets over the estimated commercial life of the rivipansel product and royalties on net sales would be recorded as Cost of sales when incurred.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2019, we announced that the Phase 3 RESET (Rivipansel Evaluating Safety, Efficacy and Time to Discharge) pivotal study did not meet its primary or key secondary efficacy endpoints. The objective of the trial was to evaluate the efficacy and safety of rivipansel in patients aged six and older with sickle cell disease who were hospitalized for a vaso-occlusive crisis and required treatment with IV opioids. As a result, in the third quarter of 2019, we recorded a $127 million charge in Cost of sales related to rivipansel, primarily for inventory manufactured for expected future sale, as well as $15 million of anticipated clinical development program close-out costs, which were recorded in Research and development costs in the condensed consolidated statement of income. Detailed analyses of the RESET study, including additional data on efficacy and safety endpoints, are under review and will be submitted for presentation at a future scientific meeting. Following those detailed analyses, the impact on the NovaQuest agreement will be evaluated.
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
2017-2019 Initiatives and Organizing for Growth
During 2018, as we reviewed our business opportunities and challenges and the way in which we think about our business operations, we determined that at the start of our 2019 fiscal year, we would begin operating under our new commercial structure, which reorganized our operations into three businesses––Biopharma, a science-based innovative medicines business; Upjohn, a global, primarily off-patent branded and generic established medicines business; and through July 31, 2019, a Consumer Healthcare business (see Note 13). To operate effectively in this structure and position ourselves for future growth, we are focused on creating a simpler, more efficient operating structure within each business as well as the functions that support them. Beginning in the fourth quarter of 2018, we reviewed previously planned initiatives and new initiatives to ensure that there was alignment around our new structure and combined the 2017-2019 initiatives with our current Organizing for Growth initiatives to form one cohesive plan. Initiatives for the combined program include activities related to the optimization of our manufacturing plant network, the centralization of our corporate and platform functions, and the simplification and optimization of our operating business structure and functions that support them. From 2017 through September 29, 2019, we incurred approximately $819 million associated with manufacturing optimization, and approximately $945 million associated with other activities.
In 2019, we expect restructuring, implementation and additional depreciation charges of about $600 million and, of that amount, we expect approximately 15% of the total charges will be non-cash.
Current-Period Key Activities
For the first nine months of 2019, we incurred costs of $452 million composed of $272 million associated with the integration of Array, $300 million associated with the 2017-2019 and Organizing for Growth initiatives and $74 million associated with the integration of Hospira, partially offset by income of $194 million, primarily due to the reversal of certain accruals upon the effective favorable settlement of a U.S. IRS audit for multiple tax years and other acquisition-related initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Restructuring charges/(credits):
Employee terminations	$82	$(24)	$(86)	$(53)
Asset impairments	3	12	3	8
Exit costs/(credits)	(1)	14	33	14
Restructuring charges/(credits)(a)	83	1	(50)	(32)
Transaction costs(b)	65	1	65	1
Integration costs and other(c)	217	82	281	202
Restructuring charges and certain acquisition-related costs	365	85	295	172
Net periodic benefit costs recorded in Other (income)/deductions––net	9	41	19	103
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	6	12	21	43
Selling, informational and administrative expenses	—	—	2	—
Research and development expenses	—	—	6	—
Total additional depreciation––asset restructuring	6	12	29	43
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	14	21	45	57
Selling, informational and administrative expenses	23	17	48	51
Research and development expenses	3	9	16	22
Total implementation costs	40	48	109	130
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$420	$186	$452	$447

(a)
In the third quarter of 2019, restructuring charges mainly represent employee termination costs associated with cost-reduction and productivity initiatives as well as our acquisition of Array. In the first nine months of 2019, restructuring credits mostly represent the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years (see Note 5B), partially offset by employee termination costs associated with cost-reduction and productivity initiatives, as well as our acquisition of Array. In the third quarter of 2018, restructuring charges were primarily due to accruals for exit costs and asset write downs related to our acquisition of Hospira, partially offset by the reversal of previously recorded accruals for employee termination costs. In the first nine months of 2018, restructuring credits were mostly related to the reversal of previously recorded accruals for employee termination costs.

The restructuring activities for 2019 are associated with the following:

•	For the third quarter of 2019, Biopharma ($10 million charge); Upjohn ($6 million credit); and Other ($79 million charge).

•	For the first nine months of 2019, Biopharma ($38 million credit); Upjohn ($27 million credit); and Other ($15 million charge).
The restructuring activities for 2018 are associated with the following:

•	For the third quarter of 2018, total reportable segments ($6 million credit); and Other ($7 million charge).

•
For the first nine months of 2018, total reportable segments ($30 million credit); and Other ($2 million credit). At the beginning of fiscal 2019, we revised our operating segments and are unable to directly associate these prior-period restructuring charges with the new individual segments.

(b)
Transaction costs represent external costs for banking, legal, accounting and other similar services. In the third quarter and first nine months of 2019, transaction costs relate to our acquisition of Array.

(c)
Integration costs and other represent external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the third quarter and first nine months of 2019, integration costs and other primarily includes $157 million in payments to Array employees for the fair value of previously unvested stock options that was recognized as post-closing compensation expense (see Note 2A). In the third quarter and first nine months of 2018, integration costs and other were primarily related to our acquisition of Hospira.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2018(a)	$1,203	$—	$49	$1,252
Provision/(credit)(b)	(86)	3	33	(50)
Utilization and other(c)	(431)	(3)	(33)	(467)
Balance, September 29, 2019(d)	$686	$—	$48	$734

(a)	Included in Other current liabilities ($823 million) and Other noncurrent liabilities ($428 million).

(b)
Includes the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years. See Note 5B for additional information.

(c)	Includes adjustments for foreign currency translation.

(d)	Included in Other current liabilities ($535 million) and Other noncurrent liabilities ($199 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Interest income(a)	$(60)	$(82)	(185)	(240)
Interest expense(a)	409	310	1,158	946
Net interest expense	348	228	973	706
Royalty-related income(b)	(155)	(143)	(475)	(360)
Net gains on asset disposals	(32)	(4)	(33)	(19)
Net gains recognized during the period on investments in equity securities(c)	(6)	(85)	(153)	(460)
Net realized losses on sales of investments in debt securities	—	8	—	19
Income from collaborations, out-licensing arrangements and sales of compound/product rights(d)	(20)	(139)	(124)	(455)
Net periodic benefit credits other than service costs(e)	(19)	(65)	(110)	(231)
Certain legal matters, net(f)	64	37	84	(70)
Certain asset impairments(g)	28	(1)	188	40
Business and legal entity alignment costs(h)	87	1	343	5
Net losses on early retirement of debt(i)	—	—	138	3
Other, net(j)	24	(252)	(294)	(322)
Other (income)/deductions––net	$319	$(414)	$537	$(1,143)

(a)
Interest income decreased in the third quarter and first nine months of 2019, primarily driven by a lower investment balance. Interest expense increased in the third quarter and first nine months of 2019, mainly as a result of an increased commercial paper balance due to the acquisition of Array, as well as the retirement of lower-coupon debt and the issuance of new debt with a higher coupon than the debt outstanding for the comparative prior year periods.

(b)	The increase in royalty-related income for the first nine months of 2019 is primarily due to a one-time favorable resolution in the second quarter of 2019 of a legal dispute for $82 million.

(c)
The third quarter of 2018 included gains of $24 million and the first nine months of 2018 included gains of $229 million related to our investment in ICU Medical stock. For additional information on investments, see Note 7B.

(d)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the first nine months of 2019, mainly includes, among other things, $70 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus®(fluticasone propionate and salmeterol inhalation powder) and $26 million in milestone income from multiple licensees. In the third quarter of 2018, primarily included, among other things, (i) $40 million in milestone income from a certain licensee, (ii) a $35 million milestone payment received from Shire related to their first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of Crohn’s disease and (iii) $45 million in gains related to sales of compound/product rights. In the first nine months of 2018, mainly included, among other things, (i) approximately $128 million in milestone income from multiple licensees, (ii) an upfront payment to us of $75 million for the sale of an α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor potentiator for cognitive impairment associated with schizophrenia (CIAS) to Biogen Inc., (iii) $110 million in milestone payments received from Shire, of which $75 million was received in the first quarter of 2018 related to their first dosing of a patient in a Phase 3 clinical trial of a compound out-licensed by Pfizer to Shire for the treatment of ulcerative colitis and $35 million was received from Shire related to their first dosing of a patient in a Phase 3 clinical trial for the treatment of Crohn’s disease, (iv) a $40 million milestone payment from Merck in conjunction with the approval of ertugliflozin in the EU and (v) $45 million in gains related to sales of compound/product rights.

(e)	For additional information, see Note 10.

(f)	For the first nine months of 2018, the net credits primarily represented the reversal of a legal accrual where a loss was no longer deemed probable.

(g)
The first nine months of 2019 include an intangible asset impairment charge of $10 million and the first nine months of 2018 included an intangible asset impairment charge of $31 million recorded in the second quarter of 2018, which are all related to a finite-lived developed technology right, acquired in connection with our acquisition of Anacor, for the treatment for toenail fungus marketed in the U.S. market only, associated with Biopharma and reflect,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

among other things, updated commercial forecasts. The first nine months of 2019 also includes intangible asset impairment charges of: (i) $90 million related to WRDM IPR&D, for a pre-clinical stage asset from our acquisition of Bamboo for gene therapies for the potential treatment of patients with certain rare diseases and (ii) $40 million related to a Biopharma developed technology right, acquired in connection with our acquisition of King, for government defense products. The WRDM IPR&D intangible asset impairment charge was the result of a determination to not use certain Bamboo IPR&D acquired in future rare disease development. The intangible asset impairment charge related to the Biopharma developed technology right reflects, among other things, updated commercial forecasts including manufacturing cost assumptions. In addition, the first nine months of 2019, includes other asset impairments of $48 million.

(h)
In the third quarter and first nine months of 2019, and in the third quarter of 2018, represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services. In the first nine months of 2018, mainly represents expenses for changes to our infrastructure to align our commercial operations that existed through December 31, 2018, including costs to internally separate our businesses into distinct legal entities, as well as to streamline our intercompany supply operations to better support each business.

(i)	In the first nine months of 2019, represents net losses due to the early retirement of debt in the first quarter of 2019, inclusive of the related termination of cross-currency swaps.

(j)
The third quarter of 2019 includes, among other things, dividend income of $43 million from our investment in ViiV and charges of $121 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the GSK Consumer Healthcare joint venture. The first nine months of 2019 includes, among other things, (i) dividend income of $184 million from our investment in ViiV, (ii) charges of $146 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the GSK Consumer Healthcare joint venture and (iii) $50 million of income from insurance recoveries related to Hurricane Maria. The third quarter and first nine months of 2018 included a non-cash $343 million pre-tax gain associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and pre-clinical stage neuroscience assets primarily targeting disorders of the central nervous system. The third quarter of 2018 also included, among other things, dividend income of $91 million from our investment in ViiV, and charges of $122 million, reflecting the change in the fair value of contingent consideration. The first nine months of 2018 also included, among other things, (i) dividend income of $226 million from our investment in ViiV, (ii) charges of $257 million, reflecting the change in the fair value of contingent consideration, (iii) a non-cash $50 million pre-tax gain on the contribution of Pfizer’s allogeneic CAR T development program assets obtained from Cellectis S.A. and Les Laboratoires Servier SAS in connection with our contribution agreement entered into with Allogene, and (iv) a non-cash $17 million gain on the cash settlement of a liability that we incurred in April 2018 upon the EU approval of Mylotarg.

The following table provides additional information about the intangible assets that were impaired during 2019 in Other (income)/deductions:
	Fair Value(a)				Nine Months Ended September 29, 2019
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$—	$—	$—	$—	$90
Intangible assets––Developed technology rights(b)	13	—	—	13	50
Total	$13	$—	$—	$13	$140

(a)	The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.

(b)
Reflects intangible assets written down to fair value in the first nine months of 2019. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

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
Our effective tax rate for continuing operations was 28.4% for the third quarter of 2019, compared to 1.6% for the third quarter of 2018 and was 13.4% for the first nine months of 2019, compared to 9.9% for the first nine months of 2018.
The higher effective tax rate for the third quarter of 2019 in comparison with the same period in 2018 was primarily due to:

•	the tax expense of $2.7 billion associated with the gain related to the completion of the Consumer Healthcare joint venture transaction with GSK;

•	the non-recurrence of certain tax initiatives and favorable adjustments to the provisional estimate of the legislation commonly referred to as the TCJA; and

•
a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with various foreign tax authorities, and the expiration of certain statutes of limitations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The higher effective tax rate for the first nine months of 2019 in comparison with the same period in 2018 was primarily due to:

•	the tax expense of $2.7 billion associated with the gain related to the completion of the Consumer Healthcare joint venture transaction with GSK; and

•	the non-recurrence of certain tax initiatives and favorable adjustments to the provisional estimate of the TCJA, partially offset by:

•	an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily resulting from the aforementioned favorable settlement with the IRS; and

•	the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the enactment of the TCJA.
Our estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings for which we elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, payment over eight years through 2026 is reported in current Income taxes payable (approximately $750 million) and the remaining liability is reported in noncurrent Other taxes payable in our consolidated balance sheet as of September 29, 2019. The first installment of $750 million was paid in April 2019. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2019), Japan (2017-2019), Europe (2011-2019, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), Latin America (1998-2019, primarily reflecting Brazil) and Puerto Rico (2015-2019).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision on Other Comprehensive Loss

The following table provides the components of Tax provision on other comprehensive loss:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Foreign currency translation adjustments, net(a)	$86	$14	$96	$82
Unrealized holding gains on derivative financial instruments, net	31	35	37	39
Reclassification adjustments for (gains)/losses included in net income	(3)	(28)	(62)	36
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	—	1
	28	7	(24)	77
Unrealized holding gains/(losses) on available-for-sale securities, net	2	20	6	(8)
Reclassification adjustments for (gains)/losses included in net income	(1)	(6)	4	(8)
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	—	—	—	(45)
	1	14	10	(62)
Benefit plans: actuarial gains/(losses), net	(41)	2	(42)	27
Reclassification adjustments related to amortization	23	15	41	43
Reclassification adjustments related to settlements, net	9	10	10	25
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	—	637
Other	(1)	11	2	18
	(10)	38	12	750
Benefit plans: prior service costs and other, net	—	—	—	—
Reclassification adjustments related to amortization of prior service costs and other, net	(11)	(11)	(33)	(33)
Reclassification adjustments related to curtailments of prior service costs and other, net	(11)	(1)	(11)	(4)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	—	(144)
Other	1	1	1	1
	(21)	(11)	(43)	(179)
Tax provision on other comprehensive loss	$84	$62	$50	$667

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

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

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2018	$(6,075)	$167	$(68)	$(6,027)	$728	$(11,275)
Other comprehensive income/(loss)(a)	(443)	(107)	68	94	(137)	(525)
Balance, September 29, 2019	$(6,519)	$60	$—	$(5,933)	$591	$(11,801)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $11 million loss for the first nine months of 2019.
As of September 29, 2019, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments estimated to be reclassified into income within the next 12 months is approximately $247 million. The net gains are expected to be offset primarily by net losses from reclassification adjustments related to foreign currency exchange-denominated forecasted intercompany inventory sales.

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

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in Pfizer’s 2018 Financial Report:

	September 29, 2019			December 31, 2018
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$1,035	$—	$1,035	$1,571	$—	$1,571
Equity(a)	19	7	12	29	17	11
	1,054	7	1,047	1,600	17	1,583
Classified as available-for-sale debt securities:
Government and agency—non-U.S.	2,498	—	2,498	9,609	—	9,609
Corporate and other	1,772	—	1,772	5,482	—	5,482
	4,270	—	4,270	15,091	—	15,091
Total short-term investments	5,324	7	5,317	16,691	17	16,674
Other current assets
Derivative assets:
Interest rate contracts	59	—	59	97	—	97
Foreign exchange contracts	559	—	559	477	—	477
Total other current assets	618	—	618	574	—	574
Long-term investments
Equity securities with readily determinable fair values(a)	1,530	1,506	24	1,273	1,243	30

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	45	—	45	94	—	94
Corporate and other	363	—	363	397	—	397
	408	—	408	491	—	491
Total long-term investments	1,937	1,506	432	1,764	1,243	521
Other noncurrent assets
Derivative assets:
Interest rate contracts	557	—	557	335	—	335
Foreign exchange contracts	367	—	367	232	—	232
Total other noncurrent assets	924	—	924	566	—	566
Total assets	$8,803	$1,513	$7,290	$19,595	$1,260	$18,335

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$—	$—	$—	$5	$—	$5
Foreign exchange contracts	133	—	133	78	—	78
Total other current liabilities	133	—	133	82	—	82
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	—	—	—	378	—	378
Foreign exchange contracts	600	—	600	564	—	564
Total other noncurrent liabilities	600	—	600	942	—	942
Total liabilities	$733	$—	$733	$1,024	$—	$1,024

(a)
As of September 29, 2019, short-term equity securities of $12 million and long-term equity securities of $23 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan. As of December 31, 2018, short-term equity securities of $11 million and long-term equity securities of $29 million are held in trust for benefits attributable to the former Pharmacia Savings Plus Plan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	September 29, 2019			December 31, 2018
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$36,044	$40,873	$40,873	$32,909	$35,260	$35,260

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities, and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 29, 2019 or December 31, 2018. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities, which represent investments in the life sciences sector, are based on Level 3 inputs using a market approach.

In addition, as of September 29, 2019 and December 31, 2018, we had long-term receivables whose fair value is based on Level 3 inputs. As of September 29, 2019 and December 31, 2018, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments and Equity-Method Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	September 29, 2019	December 31, 2018
Short-term investments
Equity securities with readily determinable fair values(a)	$1,054	$1,600
Available-for-sale debt securities	4,270	15,091
Held-to-maturity debt securities	978	1,003
Total Short-term investments	$6,302	$17,694

Long-term investments
Equity securities with readily determinable fair values	$1,530	$1,273
Available-for-sale debt securities	408	491
Held-to-maturity debt securities	43	59
Private equity investments at cost	742	763
Total Long-term investments	$2,723	$2,586

Equity-method investments	15,999	181
Total long-term investments and equity-method investments	$18,721	$2,767
Held-to-maturity cash equivalents	$217	$199

(a)	As of September 29, 2019 and December 31, 2018, equity securities with readily determinable fair values included money market funds primarily invested in U.S. Treasury and government debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments

At September 29, 2019, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt and equity securities at September 29, 2019 and December 31, 2018 is as follows, including, as of September 29, 2019, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:

	September 29, 2019								December 31, 2018
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$2,538	$11	$(6)	$2,543	$2,498	$45	$—	$2,543	$9,754	$7	$(58)	$9,703
Corporate and other(a)	2,140	1	(6)	2,135	1,772	360	2	2,135	5,905	—	(27)	5,878
Held-to-maturity debt securities
Time deposits and other	636	—	—	636	593	8	35	636	668	—	—	668
Government and agency––non-U.S.	601	—	—	601	601	—	—	601	592	—	—	592
Total debt securities	$5,916	$11	$(12)	$5,915	$5,464	$413	$38	$5,915	$16,920	$8	$(85)	$16,842

(a)	Primarily issued by a diverse group of corporations.

The following table presents the net unrealized (gains) and losses for the period that relate to equity securities still held at the reporting date, calculated as follows:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net gains recognized during the period on investments in equity securities(a)	$(6)	$(85)	$(153)	$(460)
Less: Net gains recognized during the period on equity securities sold during the period	(3)	(58)	(13)	(105)
Net unrealized gains during the reporting period on equity securities still held at the reporting date	$(3)	$(27)	$(140)	$(355)

(a)	The net gains on investments in equity securities are reported in Other (income)/deductions––net. For additional information, see Note 4.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	September 29, 2019	December 31, 2018
Commercial paper	$12,914	$3,100
Current portion of long-term debt, principal amount	2,423	4,781
Other short-term borrowings, principal amount(a)	1,334	966
Total short-term borrowings, principal amount	16,671	8,847
Net fair value adjustments related to hedging and purchase accounting	7	(5)
Net unamortized discounts, premiums and debt issuance costs	(61)	(11)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$16,617	$8,831

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7E.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt
New Issuances

In the first quarter of 2019, we issued the following senior unsecured notes:
		Principal
(MILLIONS OF DOLLARS)	Maturity Date	As of September 29, 2019
2.800% notes(a)	March 11, 2022	$500
2.950% notes(a)	March 15, 2024	750
3.450% notes(a)	March 15, 2029	1,750
3.900% notes(a)	March 15, 2039	750
4.000% notes(a)	March 15, 2049	1,250
Total long-term debt issued in the first quarter of 2019(b)		$5,000

(a)	Fixed rate notes may be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest.

(b)	The weighted-average effective interest rate for the notes at issuance was 3.57%.

Retirements
In January 2019, we repurchased all €1.1 billion ($1.3 billion, at exchange rates on settlement) principal amount outstanding of the 5.75% euro-denominated debt that was due June 2021 before the maturity date at a redemption value of €1.3 billion ($1.5 billion, at exchange rates on settlement). As a result, in the first quarter of 2019, we recorded a net loss of approximately $138 million, which included the related termination of cross-currency swaps, and is reported in Other (income)/deductions––net in the condensed consolidated statements of income. For additional information, see Note 4.

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	September 29, 2019	December 31, 2018
Total long-term debt, principal amount	$34,602	$32,558
Net fair value adjustments related to hedging and purchase accounting	1,614	479
Net unamortized discounts, premiums and debt issuance costs	(179)	(136)
Other long-term debt	7	7
Total long-term debt, carried at historical proceeds, as adjusted	$36,044	$32,909
Current portion of long-term debt, carried at historical proceeds, as adjusted	$2,431	$4,776

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

The derivative financial instruments primarily hedge or offset exposures in the U.K. pound, euro, Japanese yen, Chinese renminbi and Swedish krona.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	September 29, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$22,807	$810	$621	$22,984	$654	$586
Interest rate contracts	6,645	616	—	11,145	432	383
		1,425	621		1,085	968

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$18,112	116	112	$15,154	55	55

Total		$1,542	$733		$1,140	$1,024

(a)
The notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $6.6 billion as of September 29, 2019 and $5.8 billion as of December 31, 2018.

The following tables provide information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$131	$183	$7	$198
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	21	39	22	36
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	378	(195)	—	—	—	—
Hedged item	(378)	195	—	—	—	—
Foreign exchange contracts	—	1	—	—	—	—
Hedged item	—	(1)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	112	43	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	43	14	45	21
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(d)	—	—	45	8	—	—
Foreign currency long-term debt(d)	—	—	79	17	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(77)	150	—	—	—	—
All other net	—	—	(1)	—	—	—
	$(77)	$150	$429	$304	$74	$256

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$137	$147	$265	$(204)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	105	87	108	84
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	1,191	(715)	—	—	—	—
Hedged item	(1,191)	715	—	—	—	—
Foreign exchange contracts	—	5	—	—	—	—
Hedged item	—	(5)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	87	191	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness	—	—	136	41	99	47
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(d)	—	—	65	50	—	—
Foreign currency long-term debt(d)	—	—	89	111	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(201)	156	—	—	—	—
All other net	—	—	—	1	—	1
	$(201)	$156	$617	$629	$472	$(72)

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
For derivative financial instruments in cash flow hedge relationships, the gains and losses are included in Other comprehensive income––Unrealized holding gains on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income––Foreign currency translation adjustments, net.

(c)
Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $252 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(d)
Short-term borrowings include foreign currency short-term borrowings with carrying values of $1.1 billion as of September 29, 2019, which are used as hedging instruments in net investment hedges. Long-term debt includes foreign currency long-term borrowings with carrying values of $1.9 billion as of September 29, 2019, which are used as hedging instruments in net investment hedges.

The following table provides the total amount of each income and expense line in which the results of fair value or cash flow hedges are recorded:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29 2019	September 30, 2018
Cost of sales	$2,602	$2,694	$7,611	$8,173
Other (income)/deductions—net	319	(414)	537	(1,143)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	September 29, 2019			December 31, 2018
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS OF DOLLARS)	Carrying Amount of Actively Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Actively Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term investments	$45	$—	$—	$45	$(1)	$—
Short-term borrowings, including current portion of long-term debt	—	—	—	1,499	(5)	—
Long-term debt	7,101	557	700	9,952	(45)	129

(a)	Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of September 29, 2019, the aggregate fair value of these derivative instruments that are in a net liability position was $673 million, for which we have posted collateral of $661 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of September 29, 2019, we received cash collateral of $1.3 billion from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts that are in a net asset position. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty, except for certain significant customers. For additional information on significant customers, see Notes to Consolidated Financial Statements––Note 18C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2018 Financial Report. As of September 29, 2019, we had amounts due from a well-diversified, high quality group of banks ($2.7 billion) from around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7E above.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	September 29, 2019	December 31, 2018
Finished goods	$2,594	$2,262
Work-in-process	4,866	4,701
Raw materials and supplies	762	546
Inventories(a)	$8,222	$7,508
Noncurrent inventories not included above(b)	$677	$618

(a)
The change from December 31, 2018 reflects increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, new product launches and market demand, partially offset by a decrease due to foreign exchange and the write off of rivipansel inventory previously expected to be sold (see Note 2C).

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	September 29, 2019			December 31, 2018
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$91,212	$(62,032)	$29,180	$89,430	$(58,895)	$30,535
Brands	922	(733)	190	923	(708)	215
Licensing agreements and other(a)	1,776	(1,173)	603	1,436	(1,140)	296
	93,910	(63,938)	29,972	91,788	(60,743)	31,045
Indefinite-lived intangible assets
Brands	1,991		1,991	1,991		1,991
IPR&D(a)	5,959		5,959	2,171		2,171
Licensing agreements and other(a), (b)	1,073		1,073	3		3
	9,023		9,023	4,165		4,165
Identifiable intangible assets(a), (c)	$102,933	$(63,938)	$38,995	$95,954	$(60,743)	$35,211

(a)
The increase in the gross carrying amount of Identifiable intangible assets primarily reflects the impact of the acquisition of Array, including the addition of $1.8 billion of Developed technology rights, $340 million of finite-lived Licensing agreements, $4.0 billion of IPR&D and $1.1 billion of indefinite-lived Licensing agreements (see Note 2A).

(b)	Reflects acquired licensing agreements for technology in development.

(c)
The increase in Identifiable intangible assets, less accumulated amortization, is primarily due to additions noted in (a) above, partially offset by amortization and intangible asset impairment charges. See Note 4 for additional information on intangible asset impairments.

Licensing Agreements

Licensing agreements for developed technology and licensing agreements for technology in development primarily relate to out-licensing arrangements acquired from third parties, including the Array acquisition. These intangible assets represent the amortized or unamortized cost associated with the license, where Pfizer has acquired the right to future royalties and/or milestones upon development or commercialization by the licensing partner. A significant component of the licensing arrangements at September 29, 2019 are for out-licensing arrangements with a number of partners for oncology technology in varying stages of development that have not yet received regulatory approval in a major market. Accordingly, during the development period after the date of acquisition, each of these assets is classified as indefinite-lived intangible assets and will not be amortized until approval is obtained in a major market. At that time we will determine the useful life of the asset, reclassify the respective licensing arrangement asset to finite-lived intangible asset and begin amortization. If the development effort is abandoned, the related licensing asset will likely be written-off, and we will record an impairment charge.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	September 29, 2019
	Biopharma	Upjohn	WRDM
Developed technology rights	99%	1%	—
Brands, finite-lived	100%	—	—
Brands, indefinite-lived	42%	58%	—
IPR&D	95%	—	5%
Licensing agreements and other, finite-lived	98%	—	2%
Licensing agreements and other, indefinite-lived	100%	—	—

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization

Total amortization expense for finite-lived intangible assets was $1.2 billion for the third quarter of 2019 and $1.3 billion for the third quarter of 2018, and $3.6 billion for the first nine months of 2019 and $3.7 billion for the first nine months of 2018.
B. Goodwill

Prior to 2019, we managed our commercial operations through two distinct business segments: Pfizer Innovative Health (IH) and Pfizer Essential Health (EH). At the beginning of our 2019 fiscal year, we reorganized our commercial operations and our businesses are managed through three different operating segments––Biopharma, Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (see Note 13 for further information). Our Consumer Healthcare business was classified as held for sale as of December 31, 2018 and therefore, the goodwill attributable to the Pfizer Consumer Healthcare business was not included in the table below (see Note 2B. for further information). Additionally, upon closing of the transaction during the third quarter, we deconsolidated our Consumer Healthcare business and derecognized Consumer Healthcare goodwill.
As a result of the reorganization of our commercial operations, our remaining goodwill was required to be reallocated amongst the then new Biopharma and Upjohn operating segments by determining the fair value of each reporting unit under our old and new management structure and the portions being transferred. We completed this re-allocation based on relative fair value in the second quarter of 2019 and have retrospectively presented goodwill according to the new operating structure.

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Biopharma	Upjohn	Total
Balance, December 31, 2018	$42,927	$10,484	$53,411
Additions(a)	5,378	—	5,378
Other(b)	(99)	(24)	(123)
Balance, September 29, 2019	$48,206	$10,460	$58,665

(a)	Biopharma additions relate to our acquisition of Array (see Note 2A).

(b)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following tables provide the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018
Net periodic benefit cost/(credit):
Service cost	$—	$—	$—	$—	$31	$33	$9	$10
Interest cost	157	149	12	14	53	52	19	18
Expected return on plan assets	(222)	(259)	—	—	(79)	(89)	(8)	(9)
Amortization of:
Actuarial losses	37	30	2	3	20	25	—	2
Prior service credits	(1)	—	—	—	(1)	(1)	(43)	(45)
Curtailments	—	1	—	1	—	(4)	(47)	(1)
Settlements	1	38	22	3	12	—	(10)	—
Special termination benefits	3	—	5	—	—	—	1	—
	$(25)	$(40)	$41	$20	$37	$17	$(78)	$(26)
	Nine Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018
Net periodic benefit cost/(credit):
Service cost	$—	$—	$—	$—	$94	$104	$28	$29
Interest cost	472	450	37	40	162	160	57	54
Expected return on plan assets	(667)	(783)	—	—	(239)	(274)	(25)	(28)
Amortization of:
Actuarial losses	110	90	7	10	61	77	2	5
Prior service costs/(credits)	(2)	1	(1)	(1)	(3)	(3)	(132)	(135)
Curtailments	—	11	—	1	—	(4)	(47)	(15)
Settlements	3	84	21	24	12	—	(10)	—
Special termination benefits	4	—	14	—	—	1	2	—
	$(80)	$(147)	$78	$75	$88	$61	$(124)	$(89)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2019, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the nine months ended September 29, 2019	$8	$122	$158	$103
Expected contributions from our general assets during 2019(a)	11	147	191	143

(a)
Contributions expected to be made for 2019 are inclusive of amounts contributed during the nine months ended September 29, 2019. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
EPS Numerator––Basic
Income from continuing operations	$7,680	$4,111	$16,625	$11,562
Less: Net income attributable to noncontrolling interests	4	8	19	25
Income from continuing operations attributable to Pfizer Inc.	7,676	4,103	16,606	11,537
Less: Preferred stock dividends––net of tax	—	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	7,676	4,103	16,605	11,536
Discontinued operations––net of tax	4	11	4	10
Net income attributable to Pfizer Inc. common shareholders	$7,680	$4,114	$16,609	$11,546
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$7,676	$4,103	$16,606	$11,537
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	4	11	4	10
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$7,680	$4,114	$16,609	$11,546
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,545	5,875	5,581	5,899
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	104	112	110	99
Weighted-average number of common shares outstanding––Diluted	5,649	5,986	5,690	5,998
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	3	5	2	3
Cash dividends declared per share	$0.36	$0.34	$1.08	$1.02

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Actions In Which We Are The Plaintiff
Bosulif (bosutinib)
In December 2016, Wyeth LLC, Wyeth Pharmaceuticals Inc., and PF Prism C.V. (collectively, the Wyeth Group) brought a patent-infringement action against Alembic Pharmaceuticals, Ltd, Alembic Pharmaceuticals, Inc. (collectively, Alembic), Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Ltd. (collectively, Sun), in the U.S. District Court for the District of Delaware in connection with abbreviated new drug applications respectively filed with the FDA by Alembic and Sun, each seeking approval to market generic versions of bosutinib. Alembic is challenging a patent covering polymorphic forms of bosutinib, which expires in 2026, and a patent covering methods of treating chronic myelogenous leukemia, which expires in 2025. Sun is also challenging the same patent covering polymorphic forms of bosutinib that expires in 2026. In March 2017, the Wyeth Group brought a patent-infringement action against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (collectively, MSN), in the U.S. District Court for the District of Delaware in connection with an abbreviated new drug application filed with the FDA by MSN, seeking approval to market a generic version of bosutinib, and challenging a patent expiring in 2026 covering polymorphic forms of bosutinib. In September 2017, the case against MSN was dismissed. Also, in September 2017, the Wyeth Group brought an additional patent-infringement action against Sun in the U.S. District Court for the District of Delaware asserting the infringement and validity of two other patents challenged by Sun, covering compositions of bosutinib and methods of treating chronic myelogenous leukemia, each of which expire in 2025. In October 2019, we settled the cases against each of Alembic and Sun on terms not material to Pfizer.
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

In May 2019, Glenmark Pharmaceuticals Limited (Glenmark) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Inlyta. Glenmark asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In June 2019, we filed suit against Glenmark in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta.
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

Matters Involving Our Collaboration/Licensing Partners
Xtandi (enzalutamide)
In December 2016, Medivation and Medivation Prostate Therapeutics, Inc. (collectively, the Medivation Group); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc. (collectively, Astellas); and The Regents of the University of California filed patent-infringement suits in the U.S. District Court for the District of Delaware against Actavis Laboratories FL, Inc. and Actavis LLC (collectively, Actavis); Zydus; and Apotex Inc. and Apotex Corp. (collectively, Apotex) in connection with those companies’ respective abbreviated new drug applications filed with the FDA for approval to market generic versions of enzalutamide. The generic manufacturers are challenging patents, which expire as early as 2026, covering enzalutamide and treatments for prostate cancer. In May 2017, the Medivation Group filed a patent-infringement suit against Roxane Laboratories Inc. (Roxane) in the same court in connection with Roxane’s abbreviated new drug application with the FDA for approval to market a generic version of enzalutamide. In 2018 and 2019, we settled all pending claims against the various generic challengers on terms not material to Pfizer.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation (American Optical), which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 29, 2019, approximately 46,500 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against Pfizer involve Protonix and/or Nexium 24HR and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In August 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re: Proton-Pump Inhibitor Products Liability Litigation (No. II)) in the U.S. District Court for the District of New Jersey. On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. As part of the joint venture transaction, the joint venture has agreed to assume, and to indemnify Pfizer for, liabilities arising out of such litigation to the extent related to Nexium 24HR.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adalimumab Biosimilars
Beginning in March 2019, purported class actions relating to Humira and adalimumab biosimilars were filed in the United States District Court for the Northern District of Illinois against AbbVie Inc. (AbbVie), certain affiliates of AbbVie, and other pharmaceutical manufacturers. Pfizer is a named defendant in three of the actions. The plaintiffs seek to represent nationwide and multi-state classes consisting of persons and/or entities who are indirect purchasers of Humira from January 1, 2017 until the allegedly unlawful antitrust effects cease. Against Pfizer, the plaintiffs generally allege that Pfizer’s and AbbVie’s 2018 licensing agreements, resolving all global intellectual property matters for Pfizer’s proposed adalimumab biosimilar, delayed market entry of Pfizer’s biosimilar product in the U.S. in violation of federal antitrust laws, various state antitrust or consumer protection laws, and unjust enrichment laws. Plaintiffs seek injunctive relief and treble damages for alleged overcharges for Humira since 2017. In August 2019, the plaintiffs filed an amended consolidated complaint that superseded the prior complaints and does not name Pfizer as a defendant. As a result, Pfizer is no longer a party to the case.
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
A3. Legal Proceedings––Commercial and Other Matters
Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers were sued in various state courts by a number of states alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. All but one of those actions have been resolved through settlement, dismissal or final judgment. The plaintiff state, Illinois, in the one remaining action, claims that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. The action alleges, among other things, fraud and violation of the state’s unfair trade practices and consumer protection statutes and seeks monetary and other relief, including civil penalties and treble damages. In September 2019, we settled the remaining action on terms not material to Pfizer. All actions have now been resolved through settlement, dismissal or final judgment.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

study report was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA.
Also, in 2009, we submitted a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s (formerly, American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In July 2011, Wyeth Holdings Corporation finalized an Administrative Settlement Agreement with the EPA and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. In December 2015, the consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court. In September 2018, the EPA issued a final remediation plan for the two adjacent lagoons, which is generally in accordance with one of the remedies evaluated in our focused feasibility study, and in September 2019, Wyeth Holdings LLC entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the lagoons. We have accrued for the estimated costs of the site remedies for the North Haven and Bound Brook facilities.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a civil investigative demand from the U.S. Attorney’s Office for the SDNY. The civil investigative demand seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at our Meridian site. In August 2019, we received a HIPAA subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri seeking similar records and information. We are producing records in response to these requests.
U.S. Department of Justice/SEC Inquiry relating to Russian Operations
In June 2019, we received an informal request from the U.S. Department of Justice’s FCPA Unit seeking documents relating to our operations in Russia. In September 2019, we received a similar request from the SEC’s FCPA unit. We are producing records pursuant to these requests.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2019, the estimated fair value of these indemnification obligations was not significant.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Certain Commitments
On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock. Pursuant to the terms of the agreement, on February 12, 2019, we paid approximately $6.8 billion to GS&Co. and received an initial delivery of approximately 130 million shares of our common stock from GS&Co., which represented, based on the closing price of our common stock on the NYSE on February 7, 2019, approximately 80% of the notional amount of the accelerated share repurchase agreement. On August 1, 2019, the accelerated share repurchase agreement with GS&Co. was completed, which, per the terms of the agreement, resulted in GS&Co. owing us a certain number of shares of Pfizer common stock. Pursuant to the agreement’s settlement terms, we received an additional 33.5 million shares of our common stock from GS&Co. on August 5, 2019. The average price paid for all of the shares delivered under the accelerated share repurchase agreement was $41.42 per share. The common stock received is included in Treasury stock. This agreement was entered into pursuant to our previously announced share repurchase authorization. After giving effect to the accelerated share repurchase agreement and other share repurchases through September 29, 2019, our remaining share-purchase authorization was approximately $5.3 billion on September 29, 2019.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three distinct business segments: Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (Consumer Healthcare), each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn and Consumer Healthcare are responsible for their own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. Biopharma and Upjohn are the only reportable segments. We have revised prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As our operations were not managed under the new structure until the beginning of fiscal 2019, certain costs and expenses could not be directly attributed to one of the then new operating segments. As a result, our operating segment results for the third quarter and first nine months of 2018 include allocations, which management believes are reasonable. As described in Note 1A and Note 2B, acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations in 2019.

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

Upjohn is a global, primarily off-patent branded and generic medicines business, which includes a portfolio of 20 globally recognized solid oral dose brands, as well as a U.S.-based generics platform, Greenstone.

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
On July 31, 2019, Pfizer’s Consumer Healthcare business, an over-the-counter medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. See Note 1A and Note 2B for additional information.
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

•
Other––the operating results of our Consumer Healthcare business, through July 31, 2019, and costs associated with other commercial activities not managed as part of Biopharma or Upjohn, including all strategy, business development, portfolio management and valuation capabilities, which previously had been reported in various parts of the organization.

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

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items (such as gains on the completion of joint venture transactions, restructuring charges, legal charges or net gains and losses on investments in equity securities) that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $170 billion as of September 29, 2019 and $159 billion as of December 31, 2018.
Selected Income Statement Information
As described in Note 1A and Note 2B, acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations in 2019.

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Reportable Segments:
Biopharma	$10,108	$9,422	$6,503	$6,206
Upjohn	2,195	3,036	1,353	2,051
Total reportable segments	12,303	12,458	7,856	8,257
Other business activities	—	—	(1,443)	(1,298)
Reconciling Items:
Corporate and other unallocated	377	839	(1,431)	(1,658)
Purchase accounting adjustments	—	—	(1,141)	(1,309)
Acquisition-related costs	—	—	(300)	(112)
Certain significant items(b)	—	—	7,187	298
	$12,680	$13,298	$10,727	$4,177

	Nine Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Reportable Segments:
Biopharma	$28,887	$27,737	$18,484	$17,987
Upjohn	8,077	9,302	5,577	6,442
Total reportable segments	36,964	37,040	24,062	24,428
Other business activities	—	—	(3,750)	(3,605)
Reconciling Items:
Corporate and other unallocated	2,098	2,631	(4,108)	(4,558)
Purchase accounting adjustments	—	—	(3,357)	(3,665)
Acquisition-related costs	—	—	(152)	(221)
Certain significant items(b)	—	—	6,495	452
	$39,062	$39,670	$19,190	$12,831

(a)
Income from continuing operations before provision for taxes on income. Biopharma’s earnings include dividend income of $43 million in the third quarter of 2019 and $91 million in the third quarter of 2018, and $184 million in the first nine months of 2019 and $226 million in the first nine months of 2018 from our investment in ViiV. For additional information, see Note 4.

(b)
Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the third quarter of 2019, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $110 million, (ii) charges for certain legal matters of $63 million, (iii) charges for business and legal entity alignment of $89 million, (iv) net gains recognized during the period on investments in equity securities of $3 million, (v) a pre-tax gain associated with the completion of the GSK Consumer Healthcare joint venture transaction of $8.1 billion and (vi) other charges of $641 million, which includes, among other things, a $337 million charge in Research and development expenses related to our acquisition of Therachon, a $127 million charge for rivipansel in Cost of sales, primarily for inventory manufactured for expected future sale and charges of $161 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity associated with the formation of the GSK Consumer Healthcare joint venture. For additional information, see Note 1A, Note 2B, Note 3 and Note 4.
For Earnings in the third quarter of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $35 million, (ii) net charges for certain legal matters of $37 million, (iii) charges for business and legal entity alignment of $1 million, (iv) net gains recognized during the period on investments in equity securities of $85 million and (v) other income of $286 million, which includes, among other things, a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and pre-clinical stage neuroscience assets primarily targeting disorders of the central nervous system. For additional information, see Note 3 and Note 4.
For Earnings in the first nine months of 2019, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $280 million, (ii) charges for certain legal matters of $72 million, (iii) certain asset impairment charges of $149 million, (iv) charges for business and legal entity alignment of $353 million, (v) net gains recognized during the period on investments in equity securities of $139 million, (vi) a pre-tax gain associated with the completion of the GSK Consumer Healthcare joint venture transaction of $8.1 billion, (vii) net losses on early retirement of debt of $138 million and (viii) other charges of $738 million, which includes, among other things, a $337 million charge in Research and development expenses related to our acquisition of Therachon, a $127 million charge for rivipansel in Cost of sales, primarily for inventory manufactured for expected future sale and charges of $223 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity associated with the formation of the GSK Consumer Healthcare joint venture. For additional information, see Note 1A, Note 2B, Note 3 and Note 4.
For Earnings in the first nine months of 2018, certain significant items includes: (i) restructuring credits and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $127 million, (ii) net credits for certain legal matters of $70 million, (iii) certain asset impairment charges of $31 million, (iv) charges for business and legal entity alignment of $5 million, (v) net gains recognized during the period on investments in equity securities of $460 million, (vi) net losses on early retirement of debt of $3 million and (vii) other income of $89 million, which includes, among other things, a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and pre-clinical stage neuroscience assets primarily targeting disorders of the central nervous system, a $119 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA, and a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic CAR T cell therapy development program assets in connection with our contribution agreement entered into with Allogene. For additional information, see Note 3 and Note 4.
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
B. Geographic Information
As described in Note 1A and Note 2B, acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations in 2019.

The following table provides revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
U.S.	$5,850	$6,361	(8)	$18,360	$18,861	(3)
Developed Europe(a)	2,135	2,231	(4)	6,450	6,657	(3)
Developed Rest of World(b)	1,585	1,640	(3)	4,758	4,795	(1)
Emerging Markets(c)	3,110	3,066	1	9,493	9,358	1
Revenues	$12,680	$13,298	(5)	$39,062	$39,670	(2)

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.7 billion in the third quarter of 2019 and $1.8 billion in the third quarter of 2018, and were $5.2 billion in the first nine months of 2019 and $5.3 billion in the first nine months of 2018.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues
As described in Note 1A and Note 2B, acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations in 2019.

The following table provides detailed revenue information:
(MILLIONS OF DOLLARS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
TOTAL REVENUES		$12,680	$13,298	$39,062	$39,670
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)(a)		$10,108	$9,422	$28,887	$27,737
Internal Medicine(b)		$2,207	$2,182	$6,754	$6,529
Eliquis alliance revenues and direct sales	Atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,025	870	3,121	2,524
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	276	261	825	789
Premarin family	Symptoms of menopause	182	204	542	605
BMP2	Development of bone and cartilage	66	54	212	206
Toviaz	Overactive bladder	61	67	186	197
All other Internal Medicine	Various	597	727	1,867	2,208
Oncology(c)		$2,350	$1,840	$6,547	$5,487
Ibrance	Advanced breast cancer	1,283	1,025	3,677	2,985
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	224	248	704	785
Xtandi alliance revenues	Castration-resistant prostate cancer	225	180	594	510
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	130	127	385	417
Inlyta	Advanced RCC	139	71	316	226
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	90	69	267	206
Retacrit(j)	Anemia	64	19	147	55
All other Oncology	Various	194	101	456	302
Hospital(d)		$1,917	$1,841	$5,717	$5,944
Sulperazon	Treatment of infections	163	145	505	464
Medrol(e)	Steroid anti-inflammatory	109	110	348	369
Vfend	Fungal infections	87	87	265	294
Zithromax(e)	Bacterial infections	77	61	254	243
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	92	68	238	215
Zyvox	Bacterial infections	61	50	195	184
Fragmin	Slows blood clotting	62	76	185	221
Zosyn/Tazocin	Antibiotic	49	56	153	176
Tygacil	Tetracycline class antibiotic	50	60	146	186
Pfizer CentreOne(f)	Various	176	159	556	539
All other Anti-infectives	Various	335	300	961	929
All other Hospital(d)	Various	656	669	1,910	2,124
Vaccines		$1,808	$1,845	$4,795	$4,708
Prevnar 13/Prevenar 13	Pneumococcal disease	1,603	1,660	4,268	4,290
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	64	57	197	162
Nimenrix	Meningococcal disease	52	46	159	95
Trumenba	Meningococcal disease	73	61	117	95
All other Vaccines	Various	16	21	54	65
Inflammation & Immunology (I&I)(g)		$1,226	$1,184	$3,482	$3,419
Xeljanz	RA, PsA, UC	599	432	1,634	1,221
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	415	531	1,285	1,589
Inflectra/Remsima(g), (j)	Inflammatory diseases	155	166	446	469
Eucrisa	Mild-to-moderate atopic dermatitis (eczema)	43	40	92	104
All other I&I	Various	15	14	24	36

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATIONS OR CLASS	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Rare Disease		$601	$531	$1,592	$1,651
BeneFIX	Hemophilia	125	132	372	420
Genotropin	Replacement of human growth hormone	124	143	357	416
Refacto AF/Xyntha	Hemophilia	104	117	319	388
Vyndaqel	ATTR-Cardiomyopathy and Polyneuropathy	156	37	259	108
Somavert	Acromegaly	64	64	192	195
All other Rare Disease	Various	28	38	94	123
UPJOHN(b), (h)		$2,195	$3,036	$8,077	$9,302
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	527	1,213	2,888	3,649
Lipitor	Reduction of LDL cholesterol	476	507	1,506	1,539
Norvasc	Hypertension	219	248	735	777
Celebrex	Arthritis pain and inflammation, acute pain	179	188	526	494
Viagra	Erectile dysfunction	120	137	379	509
Effexor	Depression and certain anxiety disorders	80	78	242	228
Zoloft	Depression and certain anxiety disorders	74	72	217	223
Xalatan/Xalacom	Glaucoma and ocular hypertension	68	76	201	233
Xanax	Anxiety disorders	50	52	147	163
Revatio	Pulmonary arterial hypertension	24	53	122	163
All other Upjohn	Various	379	411	1,114	1,325
CONSUMER HEALTHCARE BUSINESS(i)		$377	$839	$2,098	$2,631

Total Alliance revenues	Various	$1,141	$977	$3,418	$2,820
Total Biosimilars(j)	Various	$236	$197	$632	$558
Total Sterile Injectable Pharmaceuticals(k)		$1,248	$1,239	$3,703	$3,928

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

(h)
Pfizer’s Upjohn business encompasses primarily off-patent branded and generic medicines that includes a portfolio of 20 globally recognized solid oral dose brands including Lyrica, Lipitor, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone.

(i)
On July 31, 2019, Pfizer’s Consumer Healthcare business, an over-the-counter medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. For additional information, see Note 1A and Note 2B.

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

Review Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiaries (the Company) as of September 29, 2019, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 29, 2019 and September 30, 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2019 and September 30, 2018 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 54

This section provides information about the following: Our Business; our performance during the third quarter and first nine months of 2019 and 2018; Our Operating Environment; The Global Economic Environment; Our Strategy; Our Business Development Initiatives, such as acquisitions, dispositions, licensing and collaborations; and Our Financial Guidance for 2019.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 69
This section discusses updates to our 2018 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements.
●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 70
This section includes the following sub-sections:
	○ Revenues by Operating Segment and Geography	Beginning on page 71
This sub-section provides an overview of revenues by operating segment and geography as well as revenue deductions.
	○ Revenues - Selected Product Discussion	Beginning on page 75
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments - Biopharmaceutical	Beginning on page 81
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 85
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 88
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 88
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 94
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Comprehensive Income	Beginning on page 102
This section provides a discussion of changes in certain components of other comprehensive income.
●	Analysis of the Condensed Consolidated Balance Sheets	Beginning on page 103
This section provides a discussion of changes in certain balance sheet accounts.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 104
This section provides an analysis of our cash flows for the first nine months of 2019 and 2018.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 105

This section provides an analysis of selected measures of our liquidity and of our capital resources as of September 29, 2019 and December 31, 2018, as well as a discussion of our outstanding debt and other commitments that existed as of September 29, 2019 and December 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 109
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 110

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

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development and manufacture of healthcare products, including innovative medicines and vaccines. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products and, to a much lesser extent, from alliance agreements, under which we co-promote products discovered or developed by other companies or us (Alliance revenues).

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale and Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Our Strategy––Commercial Operations” section of this MD&A below.
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 25, 2019 and August 26, 2018. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended September 29, 2019 and September 30, 2018.
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
Our significant recent business development activities include:

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture is a category leader in pain relief, respiratory and vitamins, minerals and supplements, and therapeutic oral health and is the largest global OTC consumer healthcare business.

•
Acquisition of Array BioPharma Inc.––On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred for Array was approximately $11.2 billion ($10.9 billion, net of cash acquired). Our financial statements for the third quarter and first nine months of 2019 reflect the assets, liabilities, operating results and cash flows of Array, commencing from the acquisition date.

•
Agreement to Combine Upjohn with Mylan N.V.––On July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun-off or split-off to Pfizer’s shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction is anticipated to close in mid-2020, subject to Mylan shareholder approval and satisfaction of other customary closing conditions, including receipt of regulatory approvals.

•
Acquisition of Therachon Holding AG––On July 1, 2019, we acquired all the remaining shares of Therachon for $340 million upfront, plus potential milestone payments of up to $470 million, contingent on the achievement of key milestones in the development and commercialization of the lead asset. The total fair value of the consideration transferred for Therachon was approximately $322 million. Our financial statements for the third quarter and first nine months of 2019 reflect the assets, liabilities, operating results and cash flows of Therachon, commencing from the acquisition date and, in accordance with our international reporting period, reflect two months of Therachon operations and cash flows.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation, Notes to Condensed Consolidated Financial Statements––Note 2. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement, and the “Our Strategy––Commercial Operations” and the “Our Strategy––Our Business Development Initiatives” sections of this MD&A below.
Product Manufacturing
We periodically encounter difficulties or delays in manufacturing, including due to suspension of manufacturing or voluntary recall of a product, or legal or regulatory actions such as warning letters. For example, Hospira’s manufacturing facility in McPherson, Kansas is currently under the FDA inspection classification of Official Action Indicated (OAI). As a result of this classification, the FDA may refuse to grant premarket approval of applications and/or the FDA may refuse to grant export certificates related to products manufactured at our McPherson site until the site status is upgraded, which upgrade would be based on a re-inspection by the FDA. Future FDA inspections and regulatory activities will further assess the adequacy and sustainability of corrections implemented at the site. Communication with the FDA on the status of the McPherson site is ongoing. For additional information regarding the FDA inspection of the McPherson site, see Part I, Item 1A, “Risk Factors––Product Manufacturing, Sales and Marketing Risks” of our 2018 Form 10-K.

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

Our Third Quarter 2019 Performance

Revenues

Revenues in the third quarter of 2019 decreased $618 million, or 5%, compared to the same period in 2018, which reflects an operational decrease of $403 million, or 3%, as well as the unfavorable impact of foreign exchange of $215 million, or 2%. Revenues in the first nine months of 2019 decreased $609 million, or 2%, compared to the same period in 2018, which reflects an unfavorable impact of foreign exchange of $1.2 billion, or 3%, partially offset by an operational increase of $586 million, or 1%.

The following provides an analysis of the changes in revenues for the third quarter and first nine months of 2019:

(MILLIONS OF DOLLARS)	Three Months	Nine Months
Revenues, for the three and nine months ended September 30, 2018	$13,298	$39,670

Operational growth/(decline):
Continued growth from certain key brands(a)	621	1,978
Higher revenues for Biosimilars, certain rare disease products and Inlyta primarily in the U.S.; and, in the nine months ended September 29, 2019, volume growth from Celebrex and Effexor, primarily in Japan and China	200	284
Decline from Lipitor and Norvasc in the third quarter of 2019 and growth from Lipitor in the first nine months of 2019, partially offset by decline from Norvasc	(35)	37
Declines from Viagra and Pfizer’s authorized generic for Viagra in the U.S.; Enbrel internationally; Lyrica, primarily in the U.S., reflecting significant lower volume associated with multi-source generic competition that began in July 2019; Revatio and Relpax primarily in the U.S.; and in the third quarter of 2019, Prevnar 13/Prevenar 13	(897)	(1,215)
Decline from Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK	(451)	(462)
Growth/(decline) from the Hospital business	112	(46)
Other operational factors, net	47	10
Operational growth/(decline), net	(403)	586

Operational revenues	12,895	40,256
Unfavorable impact of foreign exchange	(215)	(1,194)
Revenues, for the three and nine months ended September 29, 2019	$12,680	$39,062

(a)	Key brands represent Ibrance, Eliquis and Xeljanz as well as, for the first nine months of 2019, Prevnar 13/Prevenar 13.
For worldwide revenues and revenues by geography, for selected products, see the discussion in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A. For additional information regarding the primary indications or class of certain products, see Notes to Condensed Consolidated Financial Statements––Note 13C. Segment, Geographic and Other Revenue Information: Other Revenue Information.
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues by Operating Segment and Geography” section below for more information, including a discussion of key drivers of our revenue performance.

Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the increase in Income from continuing operations before provision for taxes on income for the third quarter and first nine months of 2019:

(MILLIONS OF DOLLARS)	Three Months	Nine Months
Income from continuing operations before provision for taxes on income, for the three and nine months ended September 30, 2018	$4,177	$12,831
Unfavorable change in revenues	(618)	(609)
Favorable/(unfavorable) changes:
Gain on completion of Consumer Healthcare JV transaction in 2019	8,087	8,087
Lower Cost of sales(a)	92	562
Lower Selling, information and administrative expenses(b)	234	338
Favorable change in the fair value of contingent consideration(c)	101	226
Higher royalty-related income(c)	12	115
Lower Amortization of intangible assets(c)	42	61
Income from insurance recoveries related to Hurricane Maria(c)	—	50
Non-recurrence of gain on equity investment in Cerevel(c)	(343)	(343)
Higher business and legal entity alignment costs(c)	(86)	(337)
Lower income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(119)	(331)
Lower net gains recognized during the period on investments in equity-securities(c)	(79)	(307)
Higher Research and development expenses(d)	(275)	(278)
Higher net interest expense(c)	(120)	(267)
Unfavorable change in certain legal matters, net(c)	(28)	(154)
Higher asset impairment charges(c)	(28)	(148)
Higher net losses on early retirement of debt(c)	—	(134)
Higher Restructuring charges and certain acquisition-related costs(e)	(280)	(123)
Lower net periodic benefit credits other than service costs(c)	(46)	(121)
Higher transaction and advisory costs to separate our Consumer Healthcare business(c)	(81)	(58)
Non-recurrence of gain on the contribution of Pfizer’s CAR T assets(c)	—	(50)
All other items, net	83	180
Income from continuing operations before provision for taxes on income, for the three and nine months ended September 29, 2019	$10,727	$19,190

(a)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(b)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.

(c)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.

(d)	See the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A.

(e)	See the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

(f)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
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
A number of our current products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years. For example, as a result of a patent litigation settlement, Teva Pharmaceuticals USA, Inc. launched a generic version of Viagra (a product in our Upjohn business) in the U.S. in December 2017. Lyrica (a product in our Upjohn business) lost patent protection in the U.S. in June 2019 and multi-source generic competition began in July 2019. Additional patent expiries will continue over several years, and we expect the impact of reduced revenues due to patent expiries will be significant in the rest of 2019 and in 2020, then moderating downward to a much lower level from 2021 through 2025.

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

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$307	$217	$596	$435
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs. The first nine months of 2018 also reflected a favorable true-up associated with the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods.	52	43	173	118

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
Efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. There continues to be considerable public and government scrutiny of pharmaceutical pricing and measures to address the perceived high cost of pharmaceuticals are being considered by Congress, the Presidential Administration and select states. In addition to new state transparency laws and the introduction of several Federal pricing bills, we have also seen the inclusion of new pricing rules in continuing resolutions such as the treatment of authorized generics in the calculation of average manufacturer price. We expect to see continued focus in regulating pricing resulting in additional legislation that could adversely impact revenue.
We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We continue to work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and ensure access to medicines within an efficient and affordable healthcare system.
There have been significant efforts at the federal and state levels to reform the healthcare system by enhancing access to healthcare, improving the delivery of healthcare and further rationalizing payment for healthcare. We face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. There is additional uncertainty given the December 2018 ruling in Texas v. Azar to invalidate the law as unconstitutional, and the subsequent decision by the U.S. Department of Justice not to defend the law. At this time, the law remains in effect pending appeals of the decision. Given the outcomes of the 2018 U.S. midterm elections with Democrats taking over the U.S. House of Representatives and Republicans growing their majority in the U.S. Senate, we believe it is unlikely Congress will find bipartisan consensus to advance any significant changes to the ACA until the legal process unfolds. The revenues generated for Pfizer by the health insurance exchanges and Medicaid expansion under the ACA are not material, so the impact of the change in law and similar recent Presidential Administration actions is expected to be limited. Any future replacement, modification or repeal of the ACA may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage. As another example, the Bipartisan Budget Act of 2018, which increased the discount we pay in the Medicare Part D “coverage gap” from 50% to 70%, will modestly increase our future Medicare Part D rebates. Any future healthcare reform efforts may adversely affect our business and financial results.
The potential for additional pricing and access pressures in the commercial sector continues to be significant. Many employers have adopted high deductible health plans, which can increase out-of-pocket costs for medicines. This is a trend that is likely to continue. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. Pricing pressures for our products may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
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
In China, healthcare is largely driven by a public payer system, with public medical insurance as the largest single payer for pharmaceuticals, and pricing pressures have increased in recent years. Government officials have consistently emphasized the importance of improved health outcomes, the need for healthcare reform and decreased drug prices as key indicators of progress towards reform. While the government provides basic health insurance for the vast majority of Chinese citizens, that insurance is not adequate to cover many innovative medicines, and alternative funding sources for innovative medicines remain suboptimal.

In 2017 and 2018, China’s government negotiated with companies to add approximately 60 innovative drugs (mainly oncology medicines) to the National Reimbursement Drug List. Prices for drugs were reduced dramatically through this government-led process. While these negotiations included a path to access for companies, market access is not assured. In addition, significant questions about the processes and negotiations for provincial tendering remain, as well as the need for multi-layered negotiations across provincial, municipal and hospital levels.

In the off-patent space, in 2013, China began to implement a quality consistency evaluation (QCE) process in order to improve the quality of domestically-manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). In 2018, numerous local generics were officially deemed bioequivalent under QCE. A pilot project for centralized volume-based procurement was then initiated including 25 molecules of drugs covering 11 major Chinese cities. Under this procurement model, a tender process has been established where a certain portion of included molecule volumes are guaranteed to tender winners. The program is intended to contain healthcare cost by driving utilization of generics that have passed QCE, which has resulted in dramatic price cuts for off-patent medicines.

Upjohn and most off-patent originators were not successful in the first bidding process, which was finalized in December 2018 and implemented in March 2019, and those contracts went to local generic companies. The first bidding process resulted in significant price cuts by the successful bidders, with some reducing the price of their products by as much as 96%, as companies attempted to secure volumes of the Chinese pharmaceutical market. The drugs which lost the bidding were also requested to reduce their selling price up to 30% based on the price difference with the successful bidder. In July 2019, China’s government announced a plan for a nationwide expansion of the volume-based procurement model, which was finalized in September 2019 and will be implemented in late 2019 or early 2020. The expanded model allows for as many as three successful bidders and includes an additional 25 provinces and regions, and applies to certain drugs that are purchased for public hospitals as well as some military and private medical institutions. Our Upjohn business unit and most originator brands were not successful in the bidding process for this nationwide expansion, and those contracts mostly went to local Chinese generic companies. The QCE-qualified generic makers of atorvastatin and amlodipine bid aggressively, lowering prices even further from the March 2019 tender. Our Upjohn business unit continues to take steps to mitigate the revenue impact of these initiatives but anticipates that they will continue to affect our Upjohn business in China going forward. We expect to utilize our presence in the retail channel and tendering capabilities to mitigate some of these pricing pressures. In addition, we believe that our geographic expansion to under-penetrated and lower-tiered cities and counties and additional focus on non-tendered products will increase sales volumes in greater China and partially mitigate pressures from QCE.

Furthermore, the Chinese government has discussed moving toward efforts to unify the reimbursement price between QCE-approved generic medicines and the applicable original medicines. The government currently plans to implement this universal reimbursement price initiative within the next two to three years. If this policy is implemented, the new reimbursement level for Upjohn’s products will likely be lower than the current reimbursement level, placing additional pressures on price and/or patient copays. There remains uncertainty as to whether, when and how this policy may be officially implemented. The Chinese government could also enact other policies that may increase pricing pressures or have the effect of reducing the volume of sales available to Upjohn’s products. This potential policy, and any other policies like it that could increase pricing and copay pressures on Upjohn’s drug products in China, could have an adverse effect on our business, financial condition and results of operations. The government has indicated that additional post-LOE drugs could be subjected to QCE qualification in future rounds, which could also be tied to volume-based procurement. The scope of future QCE products is currently unknown and while it may impact our business in China, we do not believe it will be significant to Pfizer’s business and financial condition. We will continue to monitor the market for developments.
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

•
In June 2016, the U.K. electorate voted in a referendum to leave the EU, which is commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the U.K. and the EU. Formal negotiations officially started in June 2017. After multiple votes in the British Parliament in 2019 failing to approve a Brexit withdrawal agreement with the EU, the EU has agreed in principle to extend the date of the U.K.’s withdrawal until January 31, 2020, or earlier in the event the current proposed Brexit withdrawal agreement is agreed and approved by both U.K. and EU parliaments. A General Election will now be held on December 12, 2019. The outcome of the election on the Brexit process, and the consequences of the U.K. leaving the EU (when or if that happens), also continue to be uncertain, which may pose certain implications to our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products. At present, it is still unclear whether and to what extent the U.K. will remain within or aligned to the EU system of medicines regulation, depending on the ultimate outcome of the negotiations. However, both the U.K. and the EU have issued detailed guidance for the industry on how medicines, medical devices and clinical trials will be separately regulated in their respective territories in the event of a ‘hard Brexit’, meaning an outcome where no negotiated settlement is reached.

We generated approximately 2% of our worldwide revenues from the U.K. in 2018 and in the first nine months of 2019, including the foreign currency exchange impact from the weakening U.K. pound relative to the U.S. dollar to date.
Pfizer’s preparations for Brexit, including for a ‘hard Brexit’, are well advanced to make the changes necessary to meet all relevant requirements in the EU and the U.K. after Brexit, especially in the regulatory, research, manufacturing and supply chain areas. The principal aim is to ensure the continuity of supply to patients in Europe (EU and the U.K.) and other global markets impacted by these changes. Between 2018 and 2021, we now expect to spend up to approximately $60 million in one-time costs to make these adaptations.
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
Organizing for Growth
We believe we have one of the strongest pipelines in over a decade, and believe we are well positioned for future growth. Additional patent expiries will continue over several years, and we expect the impact of reduced revenues due to patent expiries will be significant in the rest of 2019 and in 2020, then moderating downward to a much lower level from 2021 through 2025. This confluence of events has given us an opportunity to look at and refine how we organize our business to best achieve sustainable growth and to deliver our medicines and vaccines to the maximum number of people who need them.

At the beginning of our fiscal year 2019, we began to manage our commercial operations through a new global structure consisting of three businesses, each led by a single manager—Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and, through July 31, 2019, Pfizer’s Consumer Healthcare business. We designed this new global structure to take advantage of new growth opportunities driven by the evolving and unique dynamics of relevant markets.
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
As we prepare for expected growth, we are focused on creating a simpler, more efficient organization by streamlining structures, processes and governance within each business and the functions that support them. As our innovative pipeline matures based on anticipated progression of current trials and the initiation of new pivotal trials, including new trials for medicines we may acquire or in-license, we will need to increase our R&D investments. In addition, as our pipeline potentially delivers new commercialization opportunities, we will need to increase our investments in new-market-creation activities. We have initiated an enterprise-wide digital effort to accelerate drug development, enhance experiences (patient and physician), and leverage technology and robotics to simplify and automate our processes.

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

Upjohn is a global, primarily off-patent branded and generic medicines business, which includes a portfolio of 20 globally recognized solid oral dose brands, as well as a U.S.-based generics platform, Greenstone.

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
On July 31, 2019, Pfizer’s Consumer Healthcare business, an over-the-counter medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation and Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale.
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

Description of Research and Development Operations

Innovation is critical to the success of our company, and drug discovery and development are time-consuming, expensive and unpredictable. Pfizer’s purpose is to deliver breakthroughs that change patients’ lives. R&D is at the heart of fulfilling Pfizer’s purpose as we work to translate advanced science and technologies into the therapies that matter most. Our R&D priorities include:

•	delivering a pipeline of highly differentiated medicines and vaccines where Pfizer has a unique opportunity to bring the most important new therapies to patients in need;

•	advancing our capabilities that can position Pfizer for long-term R&D leadership; and

•	advancing new models of partnerships with creativity, flexibility and urgency to deliver innovation to patients as quickly as possible.
To that end, our R&D primarily focuses on:

•	Oncology;

•	Inflammation and Immunology;

•	Rare Diseases;

•	Hospital;

•	Vaccines; and

•	Internal Medicine.
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

•
Our science-based and other platform-services organizations, where a significant portion of our R&D spending occurs, provide technical expertise and other services to the various R&D projects, and are organized into science-based functions (which are part of our WRDM organization), such as Pharmaceutical Sciences, Medicine Design, and non-science-based functions, such as Facilities, Digital and Finance. As a result, within each of these functions, we are able to migrate resources among projects, candidates and/or targets in any therapeutic area and in most phases of development, allowing us to react quickly in response to evolving needs. In addition, the Worldwide Medical and Safety group ensures that Pfizer provides all stakeholders, including patients, healthcare providers, pharmacists, payers and health authorities with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.

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

Increasing Investment in the U.S.––After evaluating the expected positive net impact the TCJA will have on us, in early 2018, we decided to take several actions:

•
Over the five-year period from 2018 through 2022, we plan to invest approximately $5.0 billion in capital projects in the U.S., including the strengthening of our manufacturing presence in the U.S. As part of this plan:

◦
in July 2018, we announced that we will increase our commitment to U.S. manufacturing with a $465 million investment to build one of the most technically advanced sterile injectable pharmaceutical production facilities in the world in Portage, Michigan. This U.S. investment will strengthen our capability to produce and supply critical, life-saving injectable medicines for patients around the world, creating an estimated 450 new jobs over the next several years; and

◦
in August 2019, we announced an additional half billion dollar investment for the construction of a state-of-the-art gene therapy manufacturing facility in Sanford, North Carolina. This facility is anticipated to support our continuing investment in gene therapy R&D, similar to Pfizer’s Chapel Hill and Kit Creek, North Carolina R&D sites. This facility would expand our presence in North Carolina. The expanded facility is projected to add approximately 300 new jobs.

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
The more significant recent transactions and events are described below:

•
License Agreement with Akcea Therapeutics, Inc.––In October 2019, we announced that we entered into a worldwide exclusive licensing agreement for AKCEA-ANGPTL3-LRx, an investigational antisense therapy being developed to treat patients with certain cardiovascular and metabolic diseases, with Akcea, a majority-owned affiliate of Ionis. Under the terms of the agreement, Akcea and Ionis will split equally a $250 million upfront license fee and will split equally development, regulatory and sales milestone payments of up to $1.3 billion and tiered, double-digit royalties on annual worldwide net sales upon marketing approval of AKCEA-ANGPTL3-LRx, if any. Pfizer is responsible for all development and regulatory activities and costs beyond those associated with the ongoing Phase 2 study. This transaction is expected to close in the fourth quarter of 2019 and is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act as well as satisfaction of other customary closing conditions.

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture is a category leader in pain relief, respiratory and vitamins, minerals and supplements, and therapeutic oral health and is the largest global OTC consumer healthcare business. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation and Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale.

•
Acquisition of Array BioPharma Inc.––On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred for Array was approximately $11.2 billion ($10.9 billion, net of cash acquired). Array’s portfolio includes the approved combined use of Braftovi (encorafenib) and Mektovi (binimetinib) for the treatment of BRAFV600E- or BRAFV600K-mutant unresectable or metastatic melanoma. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation and Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Acquisitions.

•
Agreement to Combine Upjohn with Mylan N.V.––On July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun-off or split-off to Pfizer’s shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction is anticipated to close in mid-2020, subject to Mylan shareholder approval and satisfaction of other customary closing conditions, including receipt of regulatory approvals. See the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A for additional information.

•
Acquisition of Therachon Holding AG––On July 1, 2019, we acquired all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia, a genetic condition and the most common form of short-limbed dwarfism. We acquired Therachon for $340 million upfront, plus potential milestone payments of up to $470 million, contingent on the achievement of key milestones in the development and commercialization of the lead asset. The total fair value of the consideration transferred for Therachon was approximately $322 million. For additional information, see Notes to Condensed Consolidated Financial Statements––

Note 2A. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Acquisitions.
For a description of the more significant recent transactions through February 28, 2019, the filing date of our 2018 Form 10-K, see the “Our Strategy––Our Business Development Initiatives” section of our 2018 Financial Report.
Our Financial Guidance for 2019
On October 29, 2019, we updated our 2019 financial guidance primarily to reflect our financial results through the first nine months of 2019 and our confidence in the business going forward. We raised the midpoint of our 2019 guidance range for revenues by $200 million to a range of $51.2 to $52.2 billion, composed of $400 million of operational revenue improvement, partially offset by a $200 million unfavorable impact from changes in foreign exchange rates since mid-July 2019. We also increased the midpoint of our 2019 guidance range for Adjusted Diluted EPS by $0.16 to a range of $2.94 to $3.00, reflecting an $0.18 operational improvement, partially offset by a $0.02 unfavorable impact from changes in foreign exchange rates. The operational improvement primarily reflects the aforementioned improved revenue outlook as well as an improved outlook for Adjusted cost of sales as a percentage of revenues, driven by a more favorable product mix than previously anticipated.

Pfizer’s updated 2019 financial guidance is presented below(a), (b):
Revenues	$51.2 to $52.2 billion
(previously $50.5 to $52.5 billion)
Adjusted cost of sales as a percentage of revenues	19.3% to 19.8%
(previously 20.1% to 21.1%)
Adjusted selling, informational and administrative expenses	$13.5 to $14.0 billion
(previously $13.0 to $14.0 billion)
Adjusted research and development expenses	$7.7 to $8.1 billion
(previously $7.9 to $8.3 billion)
Adjusted other (income)/deductions	Approximately $200 million of income
Effective tax rate on adjusted income	Approximately 16.0%
Adjusted diluted EPS	$2.94 to $3.00
(previously $2.76 to $2.86)

(a)	The 2019 financial guidance reflects the following:

•	Does not assume the completion of any business development transactions not completed as of September 29, 2019.

•
Includes revenues and expenses associated with Pfizer’s Consumer Healthcare business through July 31, 2019 as well as Pfizer’s pro rata share of anticipated earnings from the Consumer Healthcare JV with GSK from August 1, 2019, which will be recorded on a quarterly basis in Adjusted other (income)/deductions. Pfizer will record its share of the JV’s anticipated earnings on a one-quarter lag; therefore, 2019 financial guidance for Adjusted other (income)/deductions and Adjusted diluted EPS reflects Pfizer’s share of two months of the JV’s earnings that are expected to be generated in third-quarter 2019, which will be recorded by Pfizer in fourth-quarter 2019.

•
Reflects an anticipated negative revenue impact of $2.1 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Exchange rates assumed are a blend of the actual exchange rates in effect through third-quarter 2019 and mid-October 2019 rates for the remainder of the year. Reflects the anticipated unfavorable impact of approximately $1.4 billion on revenues and approximately $0.10 on adjusted diluted EPS as a result of changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2018.

•
Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 5.7 billion shares, which reflects the weighted-average impact of share repurchases totaling $8.9 billion already completed in 2019. Dilution related to share-based employee compensation programs is currently expected to offset the reduction in shares associated with these share repurchases by approximately half.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Revenues	$12,680	$13,298	(5)	$39,062	$39,670	(2)

Cost of sales(a)	2,602	2,694	(3)	7,611	8,173	(7)
% of revenues	20.5%	20.3%		19.5%	20.6%

Selling, informational and administrative expenses(a)	3,260	3,494	(7)	10,110	10,448	(3)
% of revenues	25.7%	26.3%		25.9%	26.3%

Research and development expenses(a)	2,283	2,008	14	5,827	5,549	5
% of revenues	18.0%	15.1%		14.9%	14.0%

Amortization of intangible assets	1,212	1,253	(3)	3,578	3,640	(2)
% of revenues	9.6%	9.4%		9.2%	9.2%

Restructuring charges and certain acquisition-related costs	365	85	*	295	172	72
% of revenues	2.9%	0.6%		0.8%	0.4%

(Gain) on completion of Consumer Healthcare JV transaction	(8,087)	—	*	(8,087)	—	*
% of revenues	63.8%	—	*	20.7%	—	*

Other (income)/deductions––net	319	(414)	*	537	(1,143)	*
Income from continuing operations before provision for taxes on income	10,727	4,177	*	19,190	12,831	50
% of revenues	84.6%	31.4%		49.1%	32.3%

Provision for taxes on income	3,047	66	*	2,566	1,270	*
Effective tax rate	28.4%	1.6%		13.4%	9.9%

Income from continuing operations	7,680	4,111	87	16,625	11,562	44
% of revenues	60.6%	30.9%		42.6%	29.1%

Discontinued operations––net of tax	4	11	(66)	4	10	(61)

Net income before allocation to noncontrolling interests	7,684	4,122	86	16,628	11,571	44
% of revenues	60.6%	31.0%		42.6%	29.2%

Less: Net income attributable to noncontrolling interests	4	8	(56)	19	25	(23)
Net income attributable to Pfizer Inc.	$7,680	$4,114	87	$16,609	$11,546	44
% of revenues	60.6%	30.9%		42.5%	29.1%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.38	$0.70	98	$2.98	$1.96	52
Net income attributable to Pfizer Inc. common shareholders	$1.38	$0.70	98	$2.98	$1.96	52

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.36	$0.69	98	$2.92	$1.92	52
Net income attributable to Pfizer Inc. common shareholders	$1.36	$0.69	98	$2.92	$1.92	52
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Revenues by Operating Segment and Geography

The following graphs show revenues by operating segment and geography:
Third Quarter

2019 Revenues by Geography	% of Total
U.S.	46%
International	54%

2018 Revenues by Geography	% of Total
U.S.	48%
International	52%

First Nine Months

2019 Revenues by Geography	% of Total
U.S.	47%
International	53%

2018 Revenues by Geography	% of Total
U.S.	48%
International	52%

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	% Change in Revenues
Operating Segments(a):
Biopharma	$10,108	$9,422	$5,218	$4,684	$4,890	$4,738	7	11	3
Upjohn	2,195	3,036	509	1,231	1,686	1,805	(28)	(59)	(7)
Consumer Healthcare	377	839	124	445	253	394	(55)	(72)	(36)
Total revenues	$12,680	$13,298	$5,850	$6,361	$6,830	$6,937	(5)	(8)	(2)

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	Sept. 29, 2019	Sept. 30, 2018	% Change in Revenues
Operating Segments(a):
Biopharma	$28,887	$27,737	$14,481	$13,582	$14,406	$14,155	4	7	2
Upjohn	8,077	9,302	2,891	3,921	5,186	5,381	(13)	(26)	(4)
Consumer Healthcare	2,098	2,631	988	1,357	1,110	1,273	(20)	(27)	(13)
Total revenues	$39,062	$39,670	$18,360	$18,861	$20,701	$20,810	(2)	(3)	(1)

(a)
For additional information about each operating segment, see the “Our Strategy––Commercial Operations” and “Analysis of Operating Segment Information” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

Third Quarter of 2019 vs. Third Quarter of 2018

The following provides an analysis of the worldwide change in revenues by geographic areas in the third quarter of 2019:
	Three Months Ended September 29, 2019
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$621	$323	$298
Higher revenues for the Hospital products business, primarily driven by continued growth from anti-infective products in China as well as the November 2018 U.S. launch of Panzyga	112	54	58
Higher revenues for rare disease products driven by Vyndaqel following the U.S. launch in May 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM); and in international markets, primarily driven by continued uptake for the transthyretin amyloid polyneuropathy indication, primarily in developed Europe, as well as the March 2019 launch of the ATTR-CM indication in Japan, partially offset by lower revenues for the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix in the U.S.
	86	65	21
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC, partially offset by the decline in other developed markets due to increased competition	70	65	4
Growth from Biosimilars, primarily in the U.S.	44	51	(7)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(687)	(675)	(12)
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK. As a result, third-quarter 2019 revenues reflect one month of Consumer Healthcare domestic operations and two months of Consumer Healthcare international operations	(451)	(321)	(130)
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(99)	—	(99)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to a recent generic entry, and for Relpax, driven by continued generic competition across developed markets	(53)	(39)	(14)
Lower revenues for Prevnar 13 in the U.S., primarily reflecting lower government purchases for the pediatric indication as well as the continued decline in revenues for the adult indication due to a declining “catch up” opportunity compared to the prior year quarter, partially offset by an increase in international revenues mostly due to higher volumes reflecting continued uptake following the 2017 launch in China, partially offset by the unfavorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets	(43)	(81)	37
Decline from Norvasc and Lipitor, primarily in China, driven by pricing pressures from the March 2019 government implementation of the VBP in certain cities. The decline in Lipitor was also due to discontinued sales in Saudi Arabia and lower volumes in Japan. The decline in Norvasc was also due to lower volumes in Japan and South Korea. These declines were partially offset by volume growth and geographic expansion in provinces in China where the VBP has not yet been implemented	(35)	1	(36)
Lower revenues for Viagra primarily in the U.S. resulting from the loss of exclusivity in December 2017	(14)	(11)	(3)
Other operational factors, net	47	57	(9)
Operational growth/(decline), net	(403)	(510)	107

Unfavorable impact of foreign exchange	(215)	—	(215)
Revenues decrease	$(618)	$(510)	$(107)

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Emerging markets revenues increased $44 million, or 1%, in the third quarter of 2019 to $3.1 billion, reflecting an operational increase of $180 million, or 6%, partially offset by an unfavorable impact from foreign exchange of approximately 4%. The operational increase in emerging markets was primarily driven by Ibrance, Prevenar 13 and Eliquis in our Biopharma segment.

First Nine Months of 2019 vs. First Nine Months of 2018

The following provides an analysis of the change in worldwide revenues by geographic areas in the first nine months of 2019:
	Nine Months Ended September 29, 2019
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$1,978	$761	$1,216
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC, partially offset by the decline in other developed markets due to increased competition	100	97	3
Higher revenues for Biosimilars, primarily in the U.S.	95	112	(18)
Volume-driven growth from Celebrex and Effexor, primarily in Japan and China	68	(6)	74
Growth from Lipitor, primarily due to volume growth and geographic expansion in provinces in China where the VBP has not yet been implemented, partially offset by pricing pressures for Lipitor and Norvasc from the implementation of the VBP in certain cities in China, lower volumes in Japan for Norvasc and the discontinued sales of Lipitor in Saudi Arabia	37	(7)	44
Higher revenues for rare disease products driven by Vyndaqel following the U.S. launch in May 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM); and in international markets, primarily driven by continued uptake for the transthyretin amyloid polyneuropathy indication, primarily in developed Europe, as well as the March 2019 launch of the ATTR-CM indication in Japan, partially offset by lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix
	21	26	(5)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(736)	(719)	(17)
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK. As a result, the first nine months of 2019 revenues reflect seven months of Consumer Healthcare domestic operations and eight months of Consumer Healthcare international operations	(462)	(370)	(93)
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(200)	—	(200)
Lower revenues for Viagra and Upjohn’s authorized generic for Viagra in the U.S. resulting from increased generic competition	(181)	(191)	9
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to a recent generic entry, and for Relpax, driven by continued generic competition across developed markets	(98)	(67)	(31)
Lower revenues for the Hospital products business, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity, partially offset by continued growth from anti-infective products in China as well as the 2018 U.S. launches of our immune globulin intravenous products (Panzyga and Octagam)	(46)	(91)	45
Other operational factors, net	10	(47)	56
Operational growth/(decline), net	586	(500)	1,085

Unfavorable impact of foreign exchange	(1,194)	—	(1,194)
Revenues decrease	$(609)	$(500)	$(108)

(a)
Certain key brands represent Ibrance, Eliquis, Xeljanz and Prevnar 13/Prevenar 13. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Emerging markets revenues increased $135 million, or 1%, in the first nine months of 2019 to $9.5 billion from $9.4 billion, reflecting an operational increase of $839 million, or 9%. Foreign exchange had an unfavorable impact of approximately 8% on emerging markets revenues. The operational increase in emerging markets was primarily driven by Prevenar 13, Ibrance and Eliquis in our Biopharma segment and Lipitor, Viagra, Celebrex and Norvasc in our Upjohn segment.

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

The following table provides information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Medicare rebates(a)	$295	$443	$1,080	$1,266
Medicaid and related state program rebates(a)	503	502	1,531	1,500
Performance-based contract rebates(a), (b)	923	854	2,784	2,467
Chargebacks(c)	1,328	1,654	4,252	4,850
Sales allowances(d)	1,350	1,448	4,164	4,142
Sales returns and cash discounts	262	358	1,065	1,067
Total(e)	$4,660	$5,259	$14,875	$15,292

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended September 29, 2019, associated with the following segments: Biopharma ($3.0 billion), Upjohn ($1.6 billion) and Other ($0.1 billion). For the three months ended September 30, 2018, associated with the following segments: Biopharma ($2.6 billion), Upjohn ($2.5 billion) and Other ($0.2 billion). For the nine months ended September 29, 2019, associated with the following segments: Biopharma ($8.7 billion), Upjohn ($5.8 billion) and Other ($0.4 billion). For the nine months ended September 30, 2018, associated with the following segments: Biopharma ($7.4 billion), Upjohn ($7.4 billion) and Other ($0.5 billion).

Total revenue deductions for the third quarter of 2019 decreased 11% compared to the third quarter of 2018, and total revenue deductions for the first nine months of 2019 decreased 3%, compared to the first nine months of 2018, primarily as a result of:

•	a decrease in chargebacks, primarily related to Upjohn products, including Viagra and Lyrica; and

•	a decrease in Medicare rebates, driven by a significant decrease in Lyrica sales in the U.S., due to multi-source generic competition that began in July 2019, partially offset by:

•	an increase in performance-based contract rebates, primarily in the U.S. due to increased sales of certain Biopharma products, slightly offset by decreased Lyrica sales.
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
Revenues––Selected Product Discussion
The tables below provide worldwide revenues and revenues by geography, for selected products. References to total change pertain to period-over-period growth rates that include foreign exchange. The difference between the total change and operational change represents the impact of foreign exchange. Amounts may not add due to rounding. All percentages have been calculated using unrounded amounts. An asterisk (*) indicates the calculation is not meaningful or results are equal to or greater than 100%.

•	Prevnar 13/Prevenar 13 (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$1,008	$1,089	(7)		$2,498	$2,597	(4)
International	595	571	4	7	1,770	1,694	4	9
Worldwide revenues	$1,603	$1,660	(3)	(3)	$4,268	$4,290	(1)	1
The declines in the third quarter and first nine months of 2019 in the U.S. primarily reflect lower government purchases for the pediatric indication as well as the continued decline in revenues for the adult indication due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults aged 65 years and older who have not been previously vaccinated with Prevnar 13).
The operational growth in the third quarter of 2019 internationally was mostly due to higher volumes reflecting continued uptake following the 2017 launch in China, partially offset by the unfavorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets.
The operational growth in the first nine months of 2019 internationally was primarily due to higher volumes resulting from increased shipments associated with Gavi, the Vaccine Alliance, and higher volumes reflecting continued uptake following the second quarter 2017 launch in China, partially offset by the non-recurrence of volumes associated with an adult national immunization program in first quarter of 2018.
In 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which for adults includes pneumonia caused by the 13 pneumococcal serotypes included in the vaccine. These ACIP recommendations were subsequently approved by the directors at the CDC and U.S. Department of Health and Human Services, and were published in the Morbidity and Mortality Weekly Report in September 2014 by the CDC. The CDC regularly monitors the impact of vaccination and reviews the recommendations. During the February 2019 ACIP meeting, the CDC presented a formal evaluation of evidence to the recommendation framework (grading) for ACIP’s input. On June 26, 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, which means the decision to vaccinate should be made at the individual level between health care providers and their patients, maintaining reimbursement. This revised recommendation reaffirms that there remains vaccine preventable pneumococcal disease in the population of adults 65 years or older, which may be prevented through direct vaccination, and we expect the ACIP’s provisional recommendation to be approved by the directors at the CDC and U.S. Department of Health and Human Services, and is expected to be published by the CDC in the Morbidity and Mortality Weekly Report in the fourth quarter of 2019. We do not expect the ACIP’s latest recommendation will have a significant impact on Prevnar 13 revenues for the remainder of 2019.

•	Ibrance (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$832	$708	18		$2,405	$2,178	10
International	451	317	42	48	1,273	807	58	70
Worldwide revenues	$1,283	$1,025	25	27	$3,677	$2,985	23	27
Operational growth in international markets reflects the continued strong uptake in developed Europe and Japan as well as in certain emerging markets following launches. The growth in the U.S. was mainly driven by cyclin-dependent kinase (CDK) class share growth and Ibrance’s continued CDK class share leadership in its approved metastatic breast cancer indications.

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

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$541	$455	19		$1,768	$1,371	29
International	484	416	16	20	1,353	1,153	17	24
Worldwide revenues	$1,025	$870	18	20	$3,121	$2,524	24	27
The worldwide operational growth in the third quarter and first nine months of 2019 was mostly driven by continued increased adoption in non-valvular atrial fibrillation, as well as oral anti-coagulant market share gains, partially offset by a higher Medicare “coverage gap” discount provision on U.S. revenues compared to the prior year.

•	Lyrica (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$200	$875	(77)		$1,924	$2,643	(27)
International	326	338	(4)	(4)	964	1,006	(4)	(2)
Worldwide revenues	$527	$1,213	(57)	(57)	$2,888	$3,649	(21)	(20)
The declines in the third quarter and first nine months of 2019 in the U.S. were due to the expected significantly lower volumes driven by multi-source generic competition which began in July 2019.
The operational decline internationally in the third quarter of 2019 was mostly due to generic competition in developed Europe markets. The operational decline internationally in the first nine months of 2019 was primarily due to generic competition in developed Europe markets and pricing pressures across international markets, partially offset by increased volumes in Japan attributable to growth in the orally dissolving tablet formulation, and increased volumes in Russia and China.

•	Xeljanz (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$444	$332	34		$1,201	$964	25
International	154	100	54	61	434	256	69	83
Worldwide revenues	$599	$432	38	40	$1,634	$1,221	34	37
The growth in the U.S. in the third quarter and first nine months of 2019 was primarily due to continued growth in the RA indication driven by access improvements, and by volume growth from the launches of the UC and PsA indications in 2018, partially offset by higher rebating from new commercial contracts. The third quarter of 2019 also benefited from the non-recurrence of a one-time true-up payment in the prior year quarter for improved access with one customer.
The operational growth internationally in the third quarter and first nine months of 2019 was mainly driven by continued uptake in the RA indication in developed Europe, emerging markets, Japan and Canada as well as from the recent launch of the UC indication in certain developed markets.
In July 2019, the FDA updated the U.S. prescribing information for Xeljanz to include two additional boxed warnings as well as changes to the indication and dosing for UC. These updates were based on the FDA’s review of data from the ongoing post-marketing requirement RA study A3921133. While we expect these updates to have an impact on prescribing, we expect Xeljanz to continue to grow globally across all indications due to improved access and reimbursement and due to the high unmet need for these disease states. See the “Analysis of Condensed Consolidated Statements of Income—Product Development—Biopharmaceuticals” section of this MD&A.

•	Lipitor (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$25	$25	1		$76	$86	(12)
International	451	482	(6)	(3)	1,430	1,453	(2)	4
Worldwide revenues	$476	$507	(6)	(3)	$1,506	$1,539	(2)	3

The worldwide operational decline in the third quarter of 2019 was primarily driven by pricing pressures in China resulting from the March 2019 government implementation of the VBP in certain cities, discontinued sales in Saudi Arabia and lower volumes in Japan, partially offset by volume growth and geographic expansion in provinces in China where the VBP has not yet been implemented. The worldwide operational growth in the first nine months of 2019 was mostly due to overall increased demand in China in the first quarter of 2019 and continued geographic expansion during the third quarter in provinces where the VBP program has not yet been implemented, partially offset by pricing pressures in China resulting from the VBP implementation in certain cities and discontinued sales in Saudi Arabia.

•	Enbrel (Biopharma, outside the U.S. and Canada):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	415	531	(22)	(19)	1,285	1,589	(19)	(13)
Worldwide revenues	$415	$531	(22)	(19)	$1,285	$1,589	(19)	(13)
The worldwide operational declines in the third quarter and first nine months of 2019 were primarily due to ongoing biosimilar competition in most developed Europe markets, which is expected to continue.

•	Chantix/Champix (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$227	$197	15		$666	$602	11
International	49	64	(22)	(20)	159	187	(15)	(10)
Worldwide revenues	$276	$261	6	7	$825	$789	5	6
The growth in the U.S. in the third quarter and first nine months of 2019 was primarily due to favorable channel mix. The operational declines internationally in the third quarter and first nine months of 2019 were mainly driven by generic entry in South Korea and Canada.

•	Norvasc (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$9	$9	5		$30	$27	11
International	209	239	(12)	(9)	704	750	(6)	(1)
Worldwide revenues	$219	$248	(12)	(9)	$735	$777	(6)	(1)
The worldwide operational decline in the third quarter of 2019 was primarily driven by pricing pressures in China resulting from the VBP implementation in certain cities and lower volumes in Japan and South Korea, partially offset by volume growth and geographic expansion in provinces in China where the VBP has not yet been implemented. The worldwide operational decline in the first nine months of 2019 was primarily due to pricing pressures in China resulting from the VBP implementation in certain cities and lower volumes in Japan, partially offset by overall increased demand in China in the first quarter of 2019 and continued geographic expansion during the third quarter of 2019 in provinces where the VBP has not yet been implemented.

•	Sutent (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$64	$80	(20)		$217	$262	(17)
International	160	168	(5)	—	488	524	(7)	—
Worldwide revenues	$224	$248	(10)	(7)	$704	$785	(10)	(5)

The worldwide operational declines in the third quarter and first nine months of 2019 reflect continued erosion as a result of increased competition in the U.S. and key developed markets, partially offset by growth in certain emerging markets.

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

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$225	$180	25		$594	$510	17
International	—	—	—	—	—	—	—	—
Worldwide revenues	$225	$180	25	25	$594	$510	17	17
The growth in the U.S. in the third quarter and first nine months of 2019 was primarily driven by increased demand for Xtandi in metastatic (mCRPC) and non-metastatic (nmCRPC) castration-resistant prostate cancer, partially offset by higher patient assistance programs (PAP) utilization in the first nine months of 2019, compared to the same period in 2018.

•	The Premarin family of products (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$170	$191	(11)		$510	$569	(10)
International	11	12	(8)	(5)	32	36	(10)	(5)
Worldwide revenues	$182	$204	(11)	(11)	$542	$605	(10)	(10)
The worldwide operational declines in the third quarter and first nine months of 2019 were primarily driven by competitive pressures in the U.S.

•	Celebrex (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$14	$16	(17)		$44	$50	(13)
International	166	171	(3)	(3)	482	444	9	12
Worldwide revenues	$179	$188	(5)	(4)	$526	$494	7	9
The worldwide operational decline in the third quarter of 2019 was primarily due to lower volumes and pricing pressures in certain emerging markets. The worldwide operational growth in the first nine months of 2019 was mainly due to higher volumes in Japan and in China, driven by investments in geographic expansion, partially offset by pricing pressures in certain emerging markets.

•	Sulperazon (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	163	145	12	16	505	464	9	15
Worldwide revenues	$163	$145	12	16	$505	$464	9	15
The international operational growth in the third quarter and first nine months of 2019 was mostly due to increased demand in China.

•	Inflectra/Remsima (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$77	$71	8		$208	$189	10
International	78	95	(18)	(15)	238	280	(15)	(10)
Worldwide revenues	$155	$166	(7)	(5)	$446	$469	(5)	(2)
The worldwide operational revenues declined in the third quarter and first nine months of 2019 due to pricing pressures globally as well as competitive pressures internationally, partially offset by continued volume growth in certain channels in the U.S., as well as in certain developed markets in Europe and Canada.
The growth in the U.S. in the third quarter and first nine months of 2019 was primarily driven by demand in open systems, partially offset by price erosion. While Inflectra has achieved parity access to Remicade® (infliximab) in Medicare Part B, nearly half of all commercial patients are not able to access Inflectra due to exclusionary contracting practices by J&J. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade violate federal antitrust laws. In June 2019, Pfizer received a Civil Investigative Demand from the Federal Trade Commission (FTC) seeking documents and information relating to the alleged conduct and market conditions at issue in Pfizer’s lawsuit against J&J. Pfizer understands that the FTC’s investigation is focused on J&J’s alleged conduct at issue in Pfizer’s lawsuit against J&J.

•	Xalkori (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$36	$34	7		$111	$118	(6)
International	94	93	1	4	274	299	(8)	(3)
Worldwide revenues	$130	$127	2	5	$385	$417	(8)	(4)
The worldwide operational growth in the third quarter of 2019 was primarily due to increased volumes in China following the impact of inclusion of Xalkori in the 2019 National Reimbursement Drug Listing (NRDL) in China, partially offset by volume declines in the ALK indication due to competitive pressure primarily across developed Europe and pricing pressures in China. In the first nine months of 2019, the worldwide operational decline in revenues primarily resulted from erosion due to competition in developed Europe and in the U.S., partially offset by growth in China, following the impact of inclusion of Xalkori in the NRDL.

•	Viagra (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$20	$32	(37)		$72	$196	(63)
International	99	105	(5)	(3)	306	313	(2)	3
Worldwide revenues	$120	$137	(13)	(11)	$379	$509	(26)	(22)
The declines in the U.S. in the third quarter and first nine months of 2019 were driven by the loss of exclusivity in December 2017.
The operational decline internationally in the third quarter of 2019 was primarily due to lower volumes across developed markets. The operational growth internationally in the first nine months of 2019 was mostly due to increased demand in China driven by investments in geographic expansion, partially offset by pricing pressures in China and lower volumes across developed and certain emerging markets.

•	Inlyta (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$92	$27	*		$185	$88	*
International	46	44	6	10	131	138	(5)	2
Worldwide revenues	$139	$71	95	98	$316	$226	40	44

The worldwide operational growth in the third quarter and first nine months of 2019 was primarily due to increased demand in the U.S. as a result of the FDA approvals in the second quarter of 2019 for combinations of certain checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC. The growth was partially offset by the decline in other developed markets due to increased competition.

•	Eucrisa (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$42	$40	5		$90	$104	(14)
International	1	—	*	*	2	—	*	*
Worldwide revenues	$43	$40	7	7	$92	$104	(12)	(12)
The growth in the U.S. in the third quarter of 2019 was driven by volume growth that was partially offset by higher rebating and unfavorable channel mix. The decline in the U.S. in the first nine months of 2019 was driven by volume growth that was more than offset by higher rebating and unfavorable channel mix, in addition to favorable rebate adjustments in 2018.

•	Alliance revenues (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	Total	Oper.	September 29, 2019	September 30, 2018	Total	Oper.
U.S.	$773	$642	20		$2,383	$1,901	25
International	368	336	10	13	1,034	919	13	18
Worldwide revenues	$1,141	$977	17	18	$3,418	$2,820	21	23
The worldwide operational growth was mainly due to increases in Eliquis and Xtandi alliance revenues included in the above discussion.

◦
Bavencio (Biopharma) is being developed and commercialized in collaboration with Merck KGaA. Both companies jointly fund the majority of development and commercialization costs, and split equally any profits generated from selling any products containing avelumab from this collaboration. Bavencio is currently approved in metastatic MCC in the U.S., Europe and Japan and select other markets, as well as in second line treatment of locally advanced or metastatic urothelial carcinoma and first-line treatment of patients with advanced RCC in combination with Inlyta in the U.S.

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
A comprehensive update of Pfizer’s development pipeline was published as of October 29, 2019 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
June 2019
Bavencio (avelumab)	Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of patients with advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	May 2019
Vyndaqel (tafamidis meglumine)	Treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis (ATTR-CM) in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Vyndamax (tafamidis)	Treatment of the cardiomyopathy of wild-type or hereditary ATTR-CM in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Trazimera (trastuzumab-qyyp)(c)	A biosimilar to Herceptin® (trastuzumab) for all eligible indications of the reference product	March 2019
Daurismo (glasdegib)	Treatment of newly-diagnosed acute myeloid leukemia in adult patients who are 75 years or older or who have comorbidities that preclude use of intensive induction chemotherapy	November 2018
Lorbrena (lorlatinib)
Treatment of patients with ALK-positive metastatic NSCLC whose disease has progressed on crizotinib and at least one other ALK inhibitor for metastatic disease; or whose disease has progressed on alectinib or ceritinib as the first ALK inhibitor therapy for metastatic disease
November 2018

(a)	Rituxan® is a registered trademark of Biogen MA Inc.

(b)	Avastin® is a registered trademark of Genentech, Inc.

(c)	Herceptin® is a registered trademark of Genentech, Inc.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Xtandi (enzalutamide)	Treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas	August 2019
PF-06881894(a)	A potential biosimilar to Neulasta® (pegfilgrastim)	August 2019
PF-06410293(b)	A potential biosimilar to Humira® (adalimumab)	January 2019
Vyndaqel (tafamidis meglumine)(c)	Treatment of transthyretin familial amyloid polyneuropathy	February 2012

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Neulasta® is a registered U.S. trademark of Amgen Inc.

(b)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

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

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Braftovi (encorafenib) and Mektovi (binimetinib)	Application filed in the EU for second-or-third-line treatment of BRAF-mutant mCRC, which is being developed in collaboration with the Pierre Fabre Group	—	November 2019
Bavencio (avelumab)	Application approved in the EU for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	October 2019	—
PF-06881894(a)	Application filed in the EU for a potential biosimilar to Neulasta® (pegfilgrastim)	—	October 2019
Rituximab Pfizer (rituximab)(b)	Application approved in Japan for a biosimilar to Rituxan® (rituximab) for the treatment of CD20-positive, B-cell non-Hodgkin’s Lymphoma, CD20-positive, B-cell lymphoproliferative disease under immunosuppression, and Granulomatosis with polyangiitis, and microscopic polyangiitis	September 2019	—
Bosulif (bosutinib)	Application filed in Japan for the treatment of chronic myelogenous leukemia (CML), which is being developed in collaboration with Avillion LLP	—	July 2019
Xtandi (enzalutamide)	Application filed in the EU for the treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas	—	July 2019
Talzenna (talazoparib)	Application approved in the EU for monotherapy for the treatment of adult patients with germline breast cancer susceptibility gene (gBRCA)1/2-mutations, who have human epidermal growth factor receptor 2-negative (HER2-) locally advanced or metastatic breast cancer	June 2019	—
Bevacizumab Pfizer (bevacizumab)(c)	Application approved in Japan for a biosimilar to Avastin® (bevacizumab) for the treatment of metastatic colorectal cancer	June 2019	—
Daurismo (glasdegib)	Application filed in the EU for treatment of newly-diagnosed acute myeloid leukemia in adult patients who are 75 years or older or who have co-morbidities that preclude use of intensive induction chemotherapy	—	May 2019
Lorviqua (lorlatinib)	Application approved in the EU as monotherapy, for the treatment of adult patients with ALK- positive advanced non-small cell lung cancer whose disease has progressed after: • alectinib or ceritinib as the first ALK tyrosine kinase inhibitor (TKI) therapy; or • crizotinib and at least one other ALK TKI	May 2019	—
Vizimpro (dacomitinib)	Application approved in the EU as monotherapy for the first-line treatment of adult patients with locally advanced or metastatic non-small cell lung cancer with EGFR activating mutations, which is being developed in collaboration with SFJ	April 2019	—
Vyndaqel (tafamidis meglumine)	Application approved in Japan for treatment of transthyretin amyloid cardiomyopathy	March 2019	—
Zirabev(c)	Application approved in the EU for a biosimilar to Avastin® (bevacizumab) for the treatment of metastatic carcinoma of the colon or rectum, metastatic breast cancer, unresectable advanced, metastatic or recurrent NSCLC, advanced and/or metastatic renal cell cancer and persistent, recurrent, or metastatic carcinoma of the cervix	February 2019	—
Vyndaqel (tafamidis free acid)	Application filed in the EU for the treatment of adults with transthyretin amyloid cardiomyopathy	—	January 2019
Bavencio (avelumab)	Application filed in Japan for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	—	January 2019
Vizimpro (dacomitinib)	Application approved in Japan for the treatment of patients with locally advanced or metastatic non-small cell lung cancer with EGFR mutations, which is being developed in collaboration with SFJ	January 2019	—
PF-06410293(d)	Application filed in the EU for a potential biosimilar to Humira® (adalimumab)	—	November 2018
PF-05280586(b)	Application filed in the EU for a potential biosimilar to Rituxan® (rituximab)	—	August 2018
crisaborole	Application filed in the EU for the treatment of mild-to-moderate atopic dermatitis	—	May 2018
Xeljanz (tofacitinib)	Application filed in the EU for modified release 11mg tablet for RA	—	March 2018

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Neulasta® is a registered trademark of Amgen Inc.

(b)	Rituxan® is a registered trademark of Biogen MA Inc.

(c)	Avastin® is a registered trademark of Genentech, Inc.

(d)	Humira® is a registered trademark of AbbVie Biotechnology Ltd.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment of advanced or metastatic gastric/gastro-esophageal junction cancers, which is being developed in collaboration with Merck KGaA, Germany

Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for treatment of locally advanced squamous cell carcinoma of the head and neck, which is being developed in collaboration with Merck KGaA, Germany
Braftovi (encorafenib) and Mektovi (binimetinib)	Second-or-third-line treatment of BRAF-mutant mCRC (ex-EU)
Daurismo (glasdegib)	A smoothened inhibitor, in combination with azacitidine, for the treatment of acute myeloid leukemia
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Ibrance (palbociclib)	Treatment of HR+ early breast cancer, in collaboration with the Alliance Foundation Trials, LLC, and the Austrian Breast Colorectal Cancer Study Group
Lorbrena (lorlatinib)	Treatment of patients with metastatic non-small cell lung cancer whose tumors are ALK-positive as detected by an FDA-approved test
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis
Xtandi (enzalutamide)	Treatment of non-metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Talzenna (talazoparib)	An oral PARP inhibitor, in combination with Xtandi (enzalutamide), for the treatment of metastatic castration-resistant prostate cancer
In February 2019, the company took steps to transition rheumatoid arthritis study patients who were on tofacitinib 10 mg twice daily to tofacitinib 5 mg twice daily in the ongoing FDA post-marketing requirement study A3921133, a study performed in patients considered to be at high risk for certain side effects. This action was taken as the result of notification from the tofacitinib Rheumatology Data Safety Monitoring Board of a safety signal regarding the tofacitinib 10 mg twice daily treatment arm in study A3921133. The 5 mg twice daily dose is the FDA approved dose in the U.S. for adult patients with moderate to severe rheumatoid arthritis. In July 2019, the FDA updated the U.S. prescribing information for Xeljanz to include two additional boxed warnings as well as changes to the indication and dosing for UC. These updates were based on the FDA’s review of data from the ongoing post-marketing requirement RA study A3921133. In addition, the EU product labeling (SmPC) for Xeljanz was updated in July 2019 to reflect provisional measures required by the EMA’s pharmacovigilance committee (PRAC) while a review was conducted. The PRAC has completed its review and has recommended to the EMA’s scientific committee (CHMP) that caution should be utilized in treating patients with Xeljanz who are at risk for certain side effects. This recommendation will be reviewed by the CHMP who will issue a final opinion; this is expected during November 2019. The CHMP opinion will be provided to the European Commission to issue a legally-binding decision; this procedure is expected to be completed in early 2020.

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

PF-06651600	A selective dual Janus kinase 3 (JAK3) and Tyrosine kinase Expressed in hepatocellular Carcinoma (TEC) family inhibitor for the treatment of patients with moderate to severe alopecia areata
abrocitinib (PF-04965842)	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for prevention of primary clostridium difficile infection (CDI) in individuals
PF-06802861	An oral inhibitor of p38 mitogen-activated protein kinase for the treatment of patients with symptomatic dilated cardiomyopathy due to a Lamin A/C gene mutation rivipansel (GMI-1070)(a)
A triple selectin inhibitor, with highest potency for E-selectin for the treatment of acute vaso-occlusive crises associated with sickle cell disease in patients aged 6 years and above, which was licensed from GlycoMimetics Inc.

somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
tanezumab(b)	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly

(a)
In August 2019, we announced that the Phase 3 RESET (Rivipansel Evaluating Safety, Efficacy and Time to Discharge) pivotal study did not meet its primary or key secondary efficacy endpoints. The objective of the trial was to evaluate the efficacy and safety of rivipansel in patients aged six and older with sickle cell disease who were hospitalized for a vaso-occlusive crisis and required treatment with IV opioids. The primary endpoint was time to readiness-for-discharge and the key secondary efficacy endpoints were time-to-discharge, cumulative IV opioid consumption, and time to discontinuation of IV opioids. Detailed analyses of the RESET study, including additional data on efficacy and safety endpoints, which are not available at this time, will be submitted for presentation at a future scientific meeting. We are awaiting additional data to determine next steps.

(b)
In April 2019, Pfizer and Lilly announced top-line results from a Phase 3 study (A4091058) evaluating subcutaneous (SC) administration of tanezumab 2.5 mg and 5 mg. The objective of the study was to compare the long-term joint safety and 16-week efficacy of tanezumab relative to nonsteroidal anti-inflammatory drugs in patients with moderate-to-severe osteoarthritis (OA) of the hip or knee. During additional routine quality-control activities that occurred after the study was completed and the database was locked, an adverse event of osteonecrosis, which required adjudication was identified in a patient treated with tanezumab 2.5 mg SC. Accounting for the one additional adjudicated case of osteonecrosis in the tanezumab 2.5 mg arm, the incidence of the primary joint safety endpoint for the 2.5 mg SC arm is 3.9 percent (vs. 3.8 percent, reported in the top-line report). This additional finding does not change the conclusion of the study. Detailed results from this study will be presented at the 2019 American College of Rheumatology and the Association of Rheumatology Professionals Annual Meeting on November 11 and 12, 2019.
Additional product-related programs are in various stages of discovery and development.
Costs and Expenses
The changes in expenses below reflect, among other things, a decline in expenses resulting from the July 31, 2019 completion of the Consumer Healthcare JV transaction with GSK. Our financial results, and our Consumer Healthcare segment’s operating results, for the third quarter of 2019 reflect only one month of Consumer Healthcare segment domestic operations and two months of Consumer Healthcare segment international operations. Likewise, our financial results, and our Consumer Healthcare segment’s operating results, for the first nine months of 2019 reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation.
Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Cost of sales	$2,602	$2,694	(3)	$7,611	$8,173	(7)
As a percentage of Revenues	20.5%	20.3%		19.5%	20.6%
Cost of sales decreased $92 million, or 3%, in the third quarter of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK; and

•	lower royalty expense for Lyrica due to the June 2019 loss of exclusivity in the U.S., partially offset by:

•
a $127 million charge for rivipansel, primarily for inventory manufactured for expected future sale (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Research and Development Arrangement).

Cost of sales decreased $562 million, or 7%, in the first nine months of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $341 million;

•	the favorable impact of hedging activity on intercompany inventory of $216 million;

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK; and

•	lower royalty expense for Lyrica due to the June 2019 loss of exclusivity in the U.S., partially offset by:

•	an unfavorable change in product mix; and

•
a $127 million charge for rivipansel, primarily for inventory manufactured for expected future sale (see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Research and Development Arrangement).

The slight increase in Cost of sales as a percentage of revenues in the third quarter of 2019, compared to the same period in 2018, was primarily due to all of the factors discussed above, as well as the impact of the loss of exclusivity of Lyrica in the U.S., partially offset by an increase in alliance revenues, which have no associated cost of sales.
The decrease in Cost of sales as a percentage of revenues in the first nine months of 2019, compared to the same period in 2018, was primarily due to all of the factors discussed above, as well an increase in alliance revenues, which have no associated cost of sales, partially offset by the impact of the loss of exclusivity of Lyrica in the U.S.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Selling, informational and administrative expenses	$3,260	$3,494	(7)	$10,110	$10,448	(3)
As a percentage of Revenues	25.7%	26.3%		25.9%	26.3%

SI&A expenses decreased $234 million, or 7%, in the third quarter of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;

•	lower advertising, promotional and field force expenses in developed markets, primarily related to Lyrica in the U.S., and

•	the favorable impact of foreign exchange of $48 million,
partially offset by:

•	additional investment across several of our products.
SI&A expenses decreased $338 million, or 3%, in the first nine months of 2019, compared to the same period in 2018, primarily due to:

•	the favorable impact of foreign exchange of $254 million;

•	lower advertising, promotional and field force expenses in developed markets, primarily related to Lyrica in the U.S.;

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK; and

•	the non-recurrence of a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, of $119 million, in the aggregate, in the first quarter of 2018, partially offset by:

•	additional investment across several of our key products; and

•	additional investments in China across key brands.
Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Research and development expenses	$2,283	$2,008	14	$5,827	$5,549	5
As a percentage of Revenues	18.0%	15.1%		14.9%	14.0%
R&D expenses increased $275 million, or 14%, in the third quarter of 2019, compared to the same period in 2018, and increased $278 million, or 5%, in the first nine months of 2019, compared to the same period in 2018 primarily due to:

•
investments in newly acquired Therachon and Array products (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Acquisitions);

•	increased investments towards building new capabilities and driving automation; and

•	increased spending on our Inflammation & Immunology and Rare Disease portfolios due to several phase 3 programs and investment in gene therapy,
partially offset by:

•
a decrease in the value of the portfolio performance share grants reflecting changes in the price of Pfizer’s common stock, as well as management’s assessment of the probability that the specific performance criteria will be achieved;

•	decreased spending across the Oncology, Vaccines and Internal Medicine portfolios, as select programs have reached completion; and

•	the timing of milestone activity.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Amortization of intangible assets	$1,212	$1,253	(3)	$3,578	$3,640	(2)
As a percentage of Revenues	9.6%	9.4%		9.2%	9.2%

Amortization of intangible assets decreased $42 million, or 3%, in the third quarter of 2019, compared to the same period in 2018, primarily due to the non-recurrence of amortization expense resulting from the impairment of sterile injectable products in the fourth quarter of 2018 and the contribution of our Consumer Healthcare business to the Consumer Healthcare joint venture with GSK, partially offset by an increase in amortization expense of intangible assets as a result of our acquisition of Array.

Amortization of intangible assets decreased $61 million, or 2%, in the first nine months of 2019, compared to same period in 2018, primarily due to the non-recurrence of amortization expense resulting from the impairment of sterile injectable products in 2018 and the contribution of our Consumer Healthcare business to the Consumer Healthcare joint venture with GSK, partially offset by an increase in amortization expense of assets recorded as a result of the approval of an additional indication for Xtandi in the U.S., and amortization of intangible assets as a result of our acquisition of Array.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Acquisitions, —Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale and —Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	Sept. 29, 2019	Sept. 30, 2018	% Change	Sept. 29, 2019	Sept. 30, 2018	% Change
Restructuring charges/(credits)—acquisition-related costs(a)	$19	$24	(20)	$(196)	$5	*
Restructuring charges/(credits)—cost reduction initiatives(b)	64	(22)	*	145	(37)	*
Restructuring charges/(credits)	83	1	*	(50)	(32)	58
Transaction costs(c)	65	1	*	65	1	*
Integration costs and other(c)	217	82	*	281	202	39
Restructuring charges and certain acquisition-related costs	365	85	*	295	172	72
Net periodic benefit costs	9	41	(78)	19	103	(81)
Additional depreciation—asset restructuring	6	12	(50)	29	43	(33)
Total implementation costs	40	48	(17)	109	130	(17)
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$420	$186	*	$452	$447	1
* Calculation not meaningful or results are equal to or greater than 100%.

(a)
Restructuring charges/(credits)––acquisition-related costs include employee termination costs, asset impairments and other exit costs associated with business combinations. Charges for the third quarter of 2019 represent employee termination costs related to our acquisition of Array. Credits for the first nine months of 2019 were mostly due to the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years. See Notes to Condensed Consolidated Financial Statements—Note 5B. Tax Matters: Tax Contingencies. Charges for the third quarter of 2018 were primarily due to accruals for exit costs and asset write downs related to our acquisition of Hospira, and charges for the first nine months of 2018 were mainly due to asset write downs related to our acquisition of Hospira, partially offset by the reversal of previously recorded accruals for employee termination costs related to our acquisition of Hospira.

(b)
Restructuring charges/(credits)––cost reduction initiatives relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions. For the third quarter of 2019, the charges were mainly composed of employee termination costs, and for the first nine months of 2019, the charges were mostly related to employee termination costs and exit costs. For the third quarter and first nine months of 2018, the credits were mostly related to the reversal of previously recorded accruals for employee termination costs.

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

2017-2019 Initiatives and Organizing for Growth
During 2018, as we reviewed our business opportunities and challenges and the way in which we think about our business operations, we determined that at the start of our 2019 fiscal year, we would begin operating under our new commercial structure, which reorganized our operations into three businesses––Biopharma, a science-based innovative medicines business; Upjohn, a global, primarily off-patent branded and generic established medicines business; and through July 31, 2019, a Consumer Healthcare business. To operate effectively in this structure and position ourselves for future growth, we are focused on creating a simpler, more efficient operating structure within each business as well as the functions that support them. Beginning in the fourth quarter of 2018, we reviewed previously planned initiatives and new initiatives to ensure that there was alignment around our new structure and have combined the 2017-2019 initiatives with our current Organizing for Growth initiatives to form one cohesive plan. For the combined programs, to achieve targeted savings of approximately $2.0 billion, we expect to incur approximately $2.0 billion in costs over the three-year period 2017-2019, and approximately $500 million beyond 2019, primarily on manufacturing activities. Of the total $2.5 billion, we expect approximately 50% to be related to manufacturing operations, and we expect approximately 20% of the charges to be non-cash. We expect anticipated savings through 2020 associated with the Organizing for Growth initiatives of approximately $500 million will be reinvested in our R&D pipeline and in selling and marketing to support our current and recently launched products and indications. For additional information about these programs and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

In addition to these major initiatives, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Other (income)/deductions––net	$319	$(414)	*	$537	$(1,143)	*
* Calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
Provision for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Provision for taxes on income	$3,047	$66	*	$2,566	$1,270	*
Effective tax rate on continuing operations	28.4%	1.6%		13.4%	9.9%
* Calculation not meaningful or results are equal to or greater than 100%.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.
Non-GAAP Financial Measure (Adjusted Income)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2018 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, substitutes for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2019 and 2018 below.
Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Wyeth (acquired in 2009), Hospira (acquired in 2015), Anacor (acquired in 2016), Medivation (acquired in 2016) and Array (acquired in 2019), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, and to a much lesser extent, depreciation related to the increase/decrease in fair value of the acquired fixed assets (primarily manufacturing facilities), amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.
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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be gains on the completion of joint venture transactions such as the gain on the completion of the Consumer Healthcare joint venture transaction discussed in Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale, a major non-acquisition-related restructuring charge and associated implementation costs; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as the TCJA discussed in Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Contingencies and Certain Commitments: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.
Beginning in 2019, we exclude the net gains and losses on investments in equity securities from our measure of Adjusted income because of their inherent volatility, which we do not control and cannot predict with any level of certainty and because we do not believe that including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. We have revised Adjusted income and Adjusted diluted EPS for the third quarter and first nine months of 2018 to conform with our 2019 presentation.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 29, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,680	$—	$—	$—	$—	$12,680
Cost of sales	2,602	4	—	—	(147)	2,459
Selling, informational and administrative expenses	3,260	1	—	—	(64)	3,196
Research and development expenses	2,283	1	—	—	(343)	1,940
Amortization of intangible assets	1,212	(1,140)	—	—	—	72
Restructuring charges and certain acquisition-related costs	365	—	(300)	—	(64)	—
(Gain) on completion of Consumer Healthcare JV transaction	(8,087)	—	—	—	8,087	—
Other (income)/deductions––net	319	(6)	—	—	(281)	32
Income from continuing operations before provision for taxes on income	10,727	1,141	300	—	(7,187)	4,981
Provision for taxes on income(b)	3,047	239	58	—	(2,581)	763
Income from continuing operations	7,680	902	242	—	(4,606)	4,218
Discontinued operations––net of tax	4	—	—	(4)	—	—
Net income attributable to noncontrolling interests	4	—	—	—	—	4
Net income attributable to Pfizer Inc.	7,680	902	242	(4)	(4,606)	4,214
Earnings per common share attributable to Pfizer Inc.––diluted	1.36	0.16	0.04	—	(0.82)	0.75
See end of tables for notes (a) and (b).

	Nine Months Ended September 29, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$39,062	$—	$—	$—	$—	$39,062
Cost of sales	7,611	15	—	—	(196)	7,430
Selling, informational and administrative expenses	10,110	2	(2)	—	(139)	9,971
Research and development expenses	5,827	3	—	—	(372)	5,458
Amortization of intangible assets	3,578	(3,377)	—	—	—	201
Restructuring charges and certain acquisition-related costs	295	—	(150)	—	(145)	—
(Gain) on completion of Consumer Healthcare JV transaction	(8,087)	—	—	—	8,087	—
Other (income)/deductions––net	537	—	—	—	(740)	(203)
Income from continuing operations before provision for taxes on income	19,190	3,357	152	—	(6,495)	16,204
Provision for taxes on income(b)	2,566	685	69	—	(759)	2,560
Income from continuing operations	16,625	2,673	83	—	(5,737)	13,644
Discontinued operations––net of tax	4	—	—	(4)	—	—
Net income attributable to noncontrolling interests	19	—	—	—	—	19
Net income attributable to Pfizer Inc.	16,609	2,673	83	(4)	(5,737)	13,625
Earnings per common share attributable to Pfizer Inc.––diluted	2.92	0.47	0.01	—	(1.01)	2.39

	Three Months Ended September 30, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,298	$—	$—	$—	$—	$13,298
Cost of sales	2,694	1	(3)	—	(19)	2,673
Selling, informational and administrative expenses	3,494	—	—	—	(23)	3,471
Research and development expenses	2,008	1	—	—	(11)	1,998
Amortization of intangible assets	1,253	(1,182)	—	—	—	71
Restructuring charges and certain acquisition-related costs	85	—	(107)	—	22	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(414)	(130)	(2)	—	329	(217)
Income from continuing operations before provision for taxes on income	4,177	1,309	112	—	(298)	5,300
Provision for taxes on income(b)	66	263	21	—	363	712
Income from continuing operations	4,111	1,047	91	—	(661)	4,588
Discontinued operations––net of tax	11	—	—	(11)	—	—
Net income attributable to noncontrolling interests	8	—	—	—	—	8
Net income attributable to Pfizer Inc.	4,114	1,047	91	(11)	(661)	4,580
Earnings per common share attributable to Pfizer Inc.––diluted	0.69	0.17	0.02	—	(0.11)	0.77

	Nine Months Ended September 30, 2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$39,670	$—	$—	$—	$—	$39,670
Cost of sales	8,173	(2)	(9)	—	(77)	8,086
Selling, informational and administrative expenses	10,448	1	—	—	(185)	10,264
Research and development expenses	5,549	3	—	—	(26)	5,526
Amortization of intangible assets	3,640	(3,428)	—	—	—	212
Restructuring charges and certain acquisition-related costs	172	—	(209)	—	37	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(1,143)	(238)	(4)	—	702	(683)
Income from continuing operations before provision for taxes on income	12,831	3,665	221	—	(452)	16,265
Provision for taxes on income(b)	1,270	735	40	—	468	2,513
Income from continuing operations	11,562	2,930	182	—	(921)	13,752
Discontinued operations––net of tax	10	—	—	(10)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	11,546	2,930	182	(10)	(921)	13,727
Earnings per common share attributable to Pfizer Inc.––diluted	1.92	0.49	0.03	—	(0.15)	2.29

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 15.3% in the third quarter of 2019, compared to 13.4% in the third quarter of 2018. The increase was primarily due to a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with foreign tax authorities. The effective tax rate on Non-GAAP Adjusted income was 15.8% in the first nine months of 2019, compared to 15.4% in the first nine months of 2018. The increase was primarily due to a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years primarily with foreign tax authorities, partially offset by the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,145	$1,310	$3,372	$3,662
Cost of sales	(4)	(1)	(15)	2
Total purchase accounting adjustments––pre-tax	1,141	1,309	3,357	3,665
Income taxes(b)	(239)	(263)	(685)	(735)
Total purchase accounting adjustments––net of tax	902	1,047	2,673	2,930
Acquisition-related items
Restructuring charges/(credits)(c)	19	24	(196)	5
Transaction costs(c)	65	1	65	1
Integration costs and other(c)	217	82	281	202
Net periodic benefit costs other than service costs	—	2	—	4
Additional depreciation––asset restructuring(d)	—	3	2	9
Total acquisition-related items––pre-tax	300	112	152	221
Income taxes(e)	(58)	(21)	(69)	(40)
Total acquisition-related items––net of tax	242	91	83	182
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	(4)	(11)	(4)	(10)
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(g)	64	(22)	145	(37)
Implementation costs and additional depreciation––asset restructuring(h)	46	57	135	164
Certain legal matters, net(i)	63	37	72	(70)
Certain asset impairments(i)	—	—	149	31
Business and legal entity alignment costs(i)	89	1	353	5
Net gains recognized during the period on investments in equity securities(i)	(3)	(85)	(139)	(460)
(Gain) on completion of Consumer Healthcare JV transaction(j)	(8,087)	—	(8,087)	—
Net losses on early retirement of debt(i)	—	—	138	3
Other(k)	641	(286)	738	(89)
Total certain significant items––pre-tax	(7,187)	(298)	(6,495)	(452)
Income taxes(l)	2,581	(363)	759	(468)
Total certain significant items––net of tax	(4,606)	(661)	(5,737)	(921)
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$(3,466)	$466	$(2,984)	$2,181

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring charges/(credits) includes employee termination costs, asset impairments and other exit costs associated with business combinations. Transaction costs represent external costs for banking, legal, accounting and other similar services. Integration costs and other represent external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. For additional information, see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
Included in Selling, informational and administrative expenses for the nine months ended September 29, 2019 and in Cost of sales for the three and nine months ended September 30, 2018. Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

(e)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first nine months of 2019 include the impact of the non-taxable reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years.

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

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended September 29, 2019, included in Cost of sales ($20 million), Selling, informational and administrative expenses ($23 million) and Research and development expenses ($3 million). For the nine months ended September 29, 2019, included in Cost of sales ($65 million), Selling, informational and administrative expenses ($48 million) and Research and development expenses ($21 million). For the three months ended September 30, 2018, included in Cost of sales ($30 million), Selling, informational and administrative expenses ($17 million) and Research and development expenses ($9 million). For the nine months ended September 30, 2018, included in Cost of sales ($91 million), Selling, informational and administrative expenses ($51 million) and Research and development expenses ($22 million).

(i)
Included in Other (income)/deductions—net except for business and legal entity alignment costs that are primarily included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
Included in (Gain) on completion of Consumer Healthcare JV transaction (see notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale).

(k)
For the three months ended September 29, 2019, included in Cost of sales ($128 million), Selling, informational and administrative expenses ($39 million), Research and development expenses ($340 million) and Other (income)/deductions––net ($134 million). For the nine months ended September 29, 2019, included in Cost of sales ($130 million), Selling, informational and administrative expenses ($80 million), Research and development expenses ($351 million) and Other (income)/deductions––net ($178 million). For the three months ended September 30, 2018, included in Cost of sales ($12 million income), Selling, informational and administrative expenses ($6 million), Research and development expenses ($2 million) and Other (income)/deductions––net ($282 million income). For the nine months ended September 30, 2018, included in Cost of sales ($14 million income), Selling, informational and administrative expenses ($134 million), Research and development expenses ($3 million), and Other (income)/deductions––net ($212 million income). The third quarter and first nine months of 2019 include, among other things, (i) a $337 million charge in Research and development expenses related to our acquisition of Therachon and (ii) a $127 million charge for rivipansel in Cost of sales, primarily for inventory manufactured for expected future sale. In addition, the third quarter of 2019 includes charges of $161 million and the first nine months of 2019 include charges of $223 million, primarily in Other (income)/deductions––net and Selling, informational and administrative expenses, for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity associated with the formation of the GSK Consumer Healthcare joint venture. The third quarter and first nine months of 2018 include, among other things, a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and pre-clinical stage neuroscience assets primarily targeting disorders of the central nervous system. The first nine months of 2018 also includes (i) a $119 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the legislation commonly referred to as the TCJA and (ii) a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic chimeric antigen receptor T cell therapy development program assets in connection with our asset contribution agreement entered into with Allogene.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The third quarter and first nine months of 2019 were impacted by the tax expense associated with the gain related to the completion of the Consumer Healthcare joint venture transaction with GSK. The first nine months of 2019 were favorably impacted by a benefit of $1.4 billion, representing tax and interest, resulting from the favorable settlement of a U.S. IRS audit for multiple tax years, as well as the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA. The third quarter and nine months ended September 30, 2018 were favorably impacted by the December 2017 enactment of the TCJA, primarily related to certain tax initiatives, as well as favorable adjustments to the provisional estimate of the impact of the legislation.

Analysis of Operating Segment Information

The following tables and associated notes provide additional information about the performance of each of our two reportable operating segments—Biopharma and Upjohn and our Consumer Healthcare operating segment through July 31, 2019. For additional information about each operating segment, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Organizing for Growth” and “—Commercial Operations” sections of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information.
Acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations in 2019. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Third Quarter of 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$10,108	$2,195	$377	$12,680	$—	$12,680
Cost of sales	1,869	425	164	2,459	143	2,602
% of revenue	18.5%	19.4%	*	19.4%	*	20.5%
Selling, informational and administrative expenses	1,602	360	1,234	3,196	64	3,260
Research and development expenses	256	57	1,628	1,940	343	2,283
Amortization of intangible assets	71	—	—	72	1,140	1,212
Restructuring charges and certain acquisition-related costs	—	—	—	—	365	365
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(8,087)	(8,087)
Other (income)/deductions––net	(193)	—	226	32	287	319
Income/(loss) from continuing operations before provision for taxes on income	6,503	1,353	(2,874)	4,981	5,746	10,727
See end of tables for notes (a) through (d).

	Nine Months Ended September 29, 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$28,887	$8,077	$2,098	$39,062	$—	$39,062
Cost of sales	5,488	1,268	674	7,430	181	7,611
% of revenue	19.0%	15.7%	*	19.0%	*	19.5%
Selling, informational and administrative expenses	4,821	1,064	4,087	9,971	139	10,110
Research and development expenses	623	169	4,667	5,458	369	5,827
Amortization of intangible assets	201	1	—	201	3,377	3,578
Restructuring charges and certain acquisition-related costs	—	—	—	—	295	295
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(8,087)	(8,087)
Other (income)/deductions––net	(729)	(2)	528	(203)	740	537
Income/(loss) from continuing operations before provision for taxes on income	18,484	5,577	(7,857)	16,204	2,986	19,190

	Third Quarter of 2018
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,422	$3,036	$839	$13,298	$—	$13,298
Cost of sales	1,673	476	524	2,673	21	2,694
% of revenue	17.8%	15.7%	*	20.1%	*	20.3%
Selling, informational and administrative expenses	1,626	439	1,406	3,471	23	3,494
Research and development expenses	215	67	1,717	1,998	10	2,008
Amortization of intangible assets	66	—	5	71	1,182	1,253
Restructuring charges and certain acquisition-related costs	—	—	—	—	85	85
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(364)	3	144	(217)	(197)	(414)
Income/(loss) from continuing operations before provision for taxes on income	6,206	2,051	(2,956)	5,300	(1,123)	4,177

	Nine Months Ended September 30, 2018
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$27,737	$9,302	$2,631	$39,670	$—	$39,670
Cost of sales	5,242	1,453	1,391	8,086	87	8,173
% of revenue	18.9%	15.6%	*	20.4%	*	20.6%
Selling, informational and administrative expenses	4,765	1,239	4,261	10,264	183	10,448
Research and development expenses	583	173	4,770	5,526	23	5,549
Amortization of intangible assets	177	—	34	212	3,428	3,640
Restructuring charges and certain acquisition-related costs	—	—	—	—	172	172
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(1,016)	(4)	337	(683)	(460)	(1,143)
Income/(loss) from continuing operations before provision for taxes on income	17,987	6,442	(8,163)	16,265	(3,434)	12,831

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Amounts represent the revenues and costs managed by each of the Biopharma and Upjohn reportable operating segments for the periods presented. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside Biopharma and Upjohn and includes the following:

	Third Quarter of 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$377	$—	$377
Cost of sales	—	—	113	51	164
Selling, informational and administrative expenses	34	—	263	936	1,234
Research and development expenses	582	816	19	210	1,628
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(9)	1	—	234	226
Income/(loss) from continuing operations before provision for taxes on income	(608)	(817)	(19)	(1,431)	(2,874)

	Nine Months Ended September 29, 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$2,098	$—	$2,098
Cost of sales	—	1	663	9	674
Selling, informational and administrative expenses	84	—	1,058	2,944	4,087
Research and development expenses	1,662	2,306	82	617	4,667
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(11)	—	—	538	528
Income/(loss) from continuing operations before provision for taxes on income	(1,736)	(2,308)	294	(4,108)	(7,857)

	Third Quarter of 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$839	$—	$839
Cost of sales	—	3	281	240	524
Selling, informational and administrative expenses	35	—	416	955	1,406
Research and development expenses	546	806	42	323	1,717
Amortization of intangible assets	—	—	11	(6)	5
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(3)	(8)	9	146	144
Income/(loss) from continuing operations before provision for taxes on income	(578)	(801)	80	(1,658)	(2,956)

	Nine Months Ended September 30, 2018
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$2,631	$—	$2,631
Cost of sales	—	—	870	521	1,391
Selling, informational and administrative expenses	98	—	1,250	2,913	4,261
Research and development expenses	1,644	2,318	130	678	4,770
Amortization of intangible assets	—	—	34	—	34
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(107)	(10)	8	446	337
Income/(loss) from continuing operations before provision for taxes on income	(1,636)	(2,308)	339	(4,558)	(8,163)

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

(iii)
Other—the operating results of our Consumer Healthcare business, through July 31, 2019, and costs associated with other commercial activities not managed as part of Biopharma or Upjohn, including all strategy, business development, portfolio management and valuation capabilities, which previously had been reported in various parts of the organization.

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

We recognized the following amounts in Cost of sales related to forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales:

•	a $66 million gain in the third quarter of 2019;

•	a $169 million gain in the first nine months of 2019;

•	a $14 million gain in the third quarter of 2018; and

•	a $47 million loss in the first nine months of 2018.
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
For information purposes only, for the first nine months of 2019, we estimate that Other costs attributable to our Biopharma and Upjohn segments, as described above, for combined WRDM, GPD and other business activities costs are $4.4 billion, and combined Corporate and Other Unallocated costs are $3.2 billion, which excludes income and costs associated with our Consumer Healthcare business. The combined Corporate and Other Unallocated costs also exclude (i) net interest-related expense not attributable to an operating segment included in Corporate (approximately $987 million for the first nine months of 2019 in Other (income)/deductions––net); and (ii) net income from investments and other assets not attributable to an operating segment included in Corporate (approximately $127 million for the first nine months of 2019 in Other (income)/deductions––net). The remaining costs have been attributed to our Biopharma and Upjohn operating segments, as follows:

	Nine Months Ended September 29, 2019
		Estimated Other Costs Associated with Biopharma(ii)
(MILLIONS OF DOLLARS)	Biopharma Non-GAAP Adjusted(i), (iii)	Estimated WRDM/ GPD/Other Business Activities(ii)	Estimated Corporate/Other Unallocated(ii)	Biopharma with Estimated Other Costs Associated with Biopharma Non-GAAP Adjusted(ii), (iii)
Revenues	$28,887	$—	$—	$28,887
Cost of sales	5,488	1	6	5,495
Selling, informational and administrative expenses	4,821	400	2,183	7,403
Research and development expenses	623	3,977	582	5,182
Amortization of intangible assets	201	—	—	201
Restructuring charges and certain acquisition-related costs	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—
Other (income)/deductions––net	(729)	(9)	(255)	(992)
Income/(loss) from continuing operations before provision for taxes on income	18,484	(4,369)	(2,517)	11,598

	Nine Months Ended September 29, 2019
		Estimated Other Costs Associated with Upjohn(ii)
(MILLIONS OF DOLLARS)	Upjohn Non-GAAP Adjusted(i), (iii)	Estimated WRDM/ GPD/Other Business Activities(ii)	Estimated Corporate/Other Unallocated(ii)	Upjohn with Estimated Other Costs Associated with Upjohn Non-GAAP Adjusted(ii), (iii)
Revenues	$8,077	$—	$—	$8,077
Cost of sales	1,268	—	(19)	1,249
Selling, informational and administrative expenses	1,064	24	599	1,687
Research and development expenses	169	1	20	190
Amortization of intangible assets	1	—	—	1
Restructuring charges and certain acquisition-related costs	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—
Other (income)/deductions––net	(2)	—	(44)	(46)
Income/(loss) from continuing operations before provision for taxes on income	5,577	(25)	(556)	4,996

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

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive and/or unusual, and in some cases recurring, items (such as gains on the completion of joint venture transactions, restructuring charges, legal charges or net gains and losses on investment in equity securities), that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

Third Quarter of 2019 vs. Third Quarter of 2018
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $686 million, or 7%, to $10.1 billion, reflecting an operational increase of $852 million, or 9%, partially offset by the unfavorable impact of foreign exchange of $166 million, or 2%.
The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the three months ended September 30, 2018	$9,422

Operational growth/(decline):
Continued worldwide growth from certain key brands(a)	621
Higher revenues for the Hospital products business, primarily driven by continued growth from anti-infective products in China as well as the November 2018 U.S. launch of Panzyga	112
Higher revenues for rare disease products driven by Vyndaqel following the U.S. launch in May 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM); and in international markets, primarily driven by continued uptake for the transthyretin amyloid polyneuropathy indication, primarily in developed Europe, as well as the March 2019 launch of the ATTR-CM indication in Japan, partially offset by lower revenues for the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix in the U.S.
86
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC, partially offset by the decline in other developed markets due to increased competition	70
Growth from Biosimilars, primarily in the U.S.	44
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(99)
Lower revenues for Prevnar 13 in the U.S., primarily reflecting lower government purchases for the pediatric indication as well as the continued decline in revenues for the adult indication due to a declining “catch up” opportunity compared to the prior year quarter, partially offset by an increase in international revenues mostly due to higher volumes reflecting continued uptake following the 2017 launch in China, partially offset by the unfavorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets	(43)
Other operational factors, net	62
Operational growth, net	852
Unfavorable impact of foreign exchange	(166)
Biopharma Revenues increase	686
Biopharma Revenues, for the three months ended September 29, 2019	$10,108

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $174 million, or 9%, to $2.0 billion from $1.8 billion, reflecting 15% operational growth. Foreign exchange had an unfavorable impact of 5% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Ibrance, Eliquis and Prevenar 13.

Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 0.7 percentage points driven by an unfavorable impact of foreign exchange and higher royalty expenses, partially offset by a favorable change in product mix.

•
The increase in Cost of sales of 12% was mainly driven by the unfavorable impact of foreign exchange, as well as an increase in royalty expenses based on the mix of products sold, an increase in sales volumes for various products within our product portfolio and an unfavorable change in product mix.

•
The decrease in Selling, informational and administrative expenses of 1% was mostly driven by lower investment in certain products and a favorable impact of foreign exchange, partially offset by additional investment across several of our products, including recently acquired Array products.

•	The increase in Research and development expenses of 19% was mostly driven by investment in newly acquired Array products.

•
The unfavorable change in Other (income)/deductions––net primarily reflects a $96 million decrease in income from collaborations, out-licensing arrangements and sales of compound/product rights, and a $47 million decrease in dividend income from our investment in ViiV, partially offset by a favorable impact of foreign exchange.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $841 million, or 28%, to $2.2 billion, reflecting an operational decrease of $804 million, or 26%, and the unfavorable impact of foreign exchange of $37 million, or 1%.
The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the three months ended September 30, 2018	$3,036

Operational decline:
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(687)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to a recent generic entry, and for Relpax, driven by continued generic competition across developed markets	(53)
Decline from Norvasc and Lipitor, primarily in China, driven by pricing pressures from the March 2019 government implementation of the VBP in certain cities. The decline in Lipitor was also due to discontinued sales in Saudi Arabia and lower volumes in Japan. The decline in Norvasc was also due to lower volumes in Japan and South Korea. These declines were partially offset by volume growth and geographic expansion in provinces in China where the VBP has not yet been implemented	(35)
Lower revenues for Viagra primarily in the U.S. resulting from the loss of exclusivity in December 2017	(14)
Other operational factors, net	(14)
Operational decline, net	(804)
Unfavorable impact of foreign exchange	(37)
Upjohn Revenues decrease	(841)
Upjohn Revenues, for the three months ended September 29, 2019	$2,195
Total Upjohn revenues from emerging markets decreased $46 million, or 5%, to $955 million from $1.0 billion, reflecting a 1% operational decline. Foreign exchange had an unfavorable impact of 3% on total Upjohn revenues from emerging markets. The operational decrease in emerging markets was primarily driven by Lipitor and Norvasc.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 3.7 percentage points driven by lower Lyrica revenues in developed markets, primarily related to the June 2019 loss of exclusivity for Lyrica in the U.S., as well as an unfavorable impact of foreign exchange, partially offset by lower royalty expense for Lyrica due to the patent expiration.

•
The decrease in Cost of sales of 11% was driven by lower royalty expense resulting from the June 2019 loss of exclusivity for Lyrica in the U.S., as well as lower volumes for certain products, partially offset by an unfavorable impact of foreign exchange.

•
Selling, informational and administrative expenses decreased 18% mostly driven by a reduction in field force expense as well as advertising and promotion expenses in developed markets, primarily related to Lyrica in the U.S., partially offset by the non-recurrence of a one-time general and administrative expense reversal in the third quarter of 2018.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.

First Nine Months of 2019 vs. First Nine Months of 2018
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $1.1 billion, or 4%, to $28.9 billion, reflecting an operational increase of $2.0 billion, or 7%, and an unfavorable impact of foreign exchange of $891 million, or 3%.
The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the nine months ended September 30, 2018	$27,737

Operational growth/(decline):
Continued worldwide growth from certain key brands(a)	1,978
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC, partially offset by the decline in other developed markets due to increased competition	100
Growth from Biosimilars, primarily in the U.S.	95
Higher revenues for rare disease products driven by Vyndaqel following the U.S. launch in May 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM); and in international markets, primarily driven by continued uptake for the transthyretin amyloid polyneuropathy indication, primarily in developed Europe, as well as the March 2019 launch of the ATTR-CM indication in Japan, partially offset by lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix
21
Lower revenues for Enbrel internationally, reflecting continued biosimilar competition in most developed Europe markets	(200)
Lower revenues for the Hospital products business, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity, partially offset by continued growth from anti-infective products in China as well as the 2018 U.S. launches of our immune globulin intravenous products (Panzyga and Octagam)	(46)
Other operational factors, net	92
Operational growth, net	2,040
Unfavorable impact of foreign exchange	(891)
Biopharma Revenues increase	1,150
Biopharma Revenues, for the nine months ended September 29, 2019	$28,887

(a)
Certain key brands represent Ibrance, Eliquis, Xeljanz and Prevnar/Prevenar 13. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $288 million, or 5%, to $5.9 billion from $5.7 billion, reflecting 14% operational growth. Foreign exchange had unfavorable impact of 9% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13, Ibrance and Eliquis.
Costs and Expenses

•	Cost of sales as a percentage of Revenues was relatively flat.

•
The increase in Cost of sales of 5% was mainly driven by an unfavorable change in product mix, an increase in royalty expenses based on the mix of products sold and an increase in sales volumes for various products within our product portfolio, partially offset by a favorable impact of foreign exchange.

•
The increase in Selling, informational and administrative expenses of 1% was mostly driven by additional investment across several of our products, including recently acquired Array products, as well as the non-recurrence of a favorable true-up of healthcare reform expenses in the first quarter of 2018, partially offset by a favorable impact of foreign exchange and decreased investment in certain products.

•	Research and development expenses of 7% was mostly driven by investment in newly acquired Array products, partially offset by a favorable impact of foreign exchange.

•
The unfavorable change in Other (income)/deductions––net primarily reflects a $301 million decrease in income from collaborations, out-licensing arrangements and sales of compound/product rights and a $42 million decrease in dividend income from our investment in ViiV, partially offset by an increase in royalty-related income mainly due to a one-time favorable resolution in the second quarter of 2019 of a legal dispute for $82 million.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $1.2 billion, or 13%, to $8.1 billion, reflecting an operational decrease of $992 million, or 11%, and the unfavorable impact of foreign exchange of $233 million, or 2%.
The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the nine months ended September 30, 2018	$9,302

Operational growth/(decline):
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(736)
Lower revenues for Viagra and Upjohn’s authorized generic for Viagra in the U.S. resulting from increased generic competition following Viagra's December 2017 patent expiration	(181)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to a recent generic entry, and for Relpax, driven by continued generic competition across developed markets	(98)
Volume-driven growth from Celebrex and Effexor, primarily in Japan and China	68
Growth from Lipitor, primarily due to volume growth and geographic expansion in provinces in China where the VBP has not yet been implemented, partially offset by pricing pressures for Lipitor and Norvasc from the implementation of the VBP in certain cities in China, lower volumes in Japan for Norvasc and the discontinued sales of Lipitor in Saudi Arabia	37
Other operational factors, net	(82)
Operational decline, net	(992)
Unfavorable impact of foreign exchange	(233)
Upjohn Revenues decrease	(1,225)
Upjohn Revenues, for the nine months ended September 29, 2019	$8,077
Total Upjohn revenues from emerging markets decreased $52 million, or 2%, to $3.0 billion, reflecting 4% operational growth more than offset by the unfavorable impact of foreign exchange of 6% on total Upjohn revenues from emerging markets. The operational increase in emerging markets was primarily driven by Lipitor, Viagra, Celebrex and Norvasc.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 0.1 percentage points driven by lower Lyrica revenues in developed markets, primarily related to the June 2019 loss of exclusivity for Lyrica in the U.S., partially offset by lower royalty expense for Lyrica due to the patent expiration, and a favorable impact of foreign exchange.

•
The decrease in Cost of sales of 13% was primarily driven by lower royalty expense due to the June 2019 loss of exclusivity for Lyrica in the U.S., a favorable impact of foreign exchange, as well as lower atorvastatin active product ingredients import duties in China.

•
Selling, informational and administrative expenses decreased 14% driven by a reduction in field force expense as well as advertising and promotion expenses in developed markets, primarily related to Lyrica in the U.S., as well as a favorable impact of foreign exchange, partially offset by the non-recurrence of one-time general and administrative expense reversals in the second and third quarters of 2018, and investments in China across key brands.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss reflect the following:

•
For Foreign currency translation adjustments, net, the third quarter and first nine months of 2019 primarily reflect the reclassification resulting from the contribution of our Consumer Healthcare business to the Consumer Healthcare joint venture with GSK, and the strengthening of the U.S. dollar against the euro, partially offset by the weakening of the U.S. dollar against the Japanese yen and the results of our net investment hedging program. The first nine months of 2019 also reflect the strengthening of the U.S. dollar against the Australian dollar. For additional information, see Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Equity-Method Investment and Assets and Liabilities Held for Sale.

•
For Unrealized holding gains on derivative financial instruments, net and Unrealized holding gains/(losses) on available-for-sale securities, net, the third quarter and first nine months of 2019 reflect the impact of fair value remeasurements and the reclassification of amounts into income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

•
For Benefit plans: actuarial gains/(losses), net, mainly reflects for the third quarter and the first nine months of 2019 (i) the amortization of changes in the pension benefit obligation previously recognized in Other comprehensive income, (ii) the favorable impact of foreign exchange, (iii) settlement activity and (iv) a $194 million increase in the plan liability due to interim plan remeasurements. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

•
For Benefit plans: prior service costs and other, net, the third quarter and the first nine months of 2019 reflect the reclassification into income of amounts related to amortization of changes in prior service costs and credits previously recognized in Other comprehensive income. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS
For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Short-term investments, Equity-method investments, Long-term investments, Short-term borrowings, including current portion of long-term debt, and Long-term debt, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A, the “Analysis of Financial Condition, Liquidity and Capital Resources: Selected Measures of Liquidity and Capital Resources” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.
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

The changes in our asset and liability accounts as of September 29, 2019, compared to December 31, 2018, generally reflect, and the following explanations exclude, fluctuations in foreign currency exchange rates, the impact of the adoption of new accounting standards in the first quarter of 2019, our Consumer Healthcare business joint venture with GSK, and our acquisitions of Array and Therachon (see Notes to Condensed Consolidated Financial Statements—Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards and Note 2. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement for additional information).

•	For Trade accounts receivable, less allowance for doubtful accounts, the change reflects the timing of sales and collections in the normal course of business.

•
For Inventories, the change reflects the increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, new product launches and market demand, partially offset by the write off of rivipansel inventory previously expected to be sold (see Notes to Condensed Consolidated Financial Statements—Note 2C. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Research and Development Arrangement for additional information).

•	For Other current assets, the change reflects increases in receivables in the normal course of business.

•	For PP&E, the change primarily reflects capital additions in the normal course of business, partially offset by depreciation during the period.

•
For Identifiable intangible assets, less accumulated amortization, the change primarily reflects amortization for the period and intangible asset impairment charges (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net), partially offset by additions for the period.

•	For Other noncurrent assets, the change reflects a net increase in assets in the normal course of business, and an increase in receivables associated with derivative financial instruments.

•	For Trade accounts payable, the change reflects the timing of purchases and payments in the normal course of business.

•	For Other current liabilities, the change reflects a decrease in liabilities associated with:

◦	payments and accruals in the normal course of business;

◦	payments for restructuring activities; and

◦	payments for contingent consideration obligations,
partially offset by:

◦	an increase due to reclassifications from noncurrent to current.

•	For Pension benefit obligations, net, the change reflects pension contributions and direct employer benefit payments, partially offset by interim plan remeasurements.

•	For Other noncurrent liabilities, the change reflects:

◦	a decrease in payables associated with derivative financial instruments;

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

•
For Treasury stock, the change reflects $8.9 billion of share repurchases, composed of $6.8 billion paid to GS&Co. in February 2019 pursuant to the terms of an accelerated share repurchase agreement as well as $2.1 billion of open-market share repurchases. See Notes to Condensed Consolidated Financial Statements—Note 12C. Contingencies and Certain Commitments: Certain Commitments for additional information.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 29, 2019	September 30, 2018	% Change
Cash provided by/(used in):
Operating activities	$8,819	$11,089	(20)
Investing activities	(1,112)	5,289	*
Financing activities	(6,045)	(14,034)	(57)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(41)	(116)	(65)
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$1,620	$2,227	(27)
Operating Activities

Our net cash provided by operating activities was $8.8 billion in the first nine months of 2019, compared to $11.1 billion in the same period in 2018. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, and the upfront cash payment associated with our acquisition of Therachon (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Acquisitions), partially offset by an increase in net income and a decrease in benefit plan contributions.
In the first nine months of 2019, the change in the line item Other adjustments, net primarily reflects, among other items:

•
the non-recurrence of a non-cash gain associated with our transaction with Bain Capital to create a new biopharmaceutical company to continue development of a portfolio of clinical and pre-clinical stage neuroscience assets in 2018;

•	a reduction in net unrealized gains on equity securities;

•	a reduction in net realized gains on equity securities; and

•	the non-recurrence of a non-cash gain on the contribution of Pfizer’s allogeneic CAR T developmental program assets, in connection with our contribution agreement with Allogene in 2018, partially offset by:

•	net gains on foreign exchange contracts hedging a portion of our forecasted intercompany inventory sales (that fixes the cost of inventory sold later to customers).
In the condensed consolidated statements of cash flows, the line item Other changes in assets and liabilities, net of acquisitions and divestitures is presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets. In the first nine months of 2019 and 2018, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current assets, other noncurrent assets, trade accounts payable, accrued compensation, other current and noncurrent liabilities, as well as in the first nine months of 2019, the adjustment necessary to reflect the non-cash nature of a favorable settlement of a U.S. IRS audit for multiple tax years (see Notes to Condensed Consolidated Financial Statements––Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

For additional information about changes in other assets and liabilities account balances, see the “Analysis of the Condensed Consolidated Balance Sheets” in this MD&A.
Investing Activities
Our net cash used in investing activities was $1.1 billion in the first nine months of 2019, compared to net cash provided by investing activities of $5.3 billion in the same period in 2018. The change in net cash provided by/(used in) investing activities was primarily attributable to:

•	cash used for the acquisition of Array, net of cash acquired, of $10.9 billion in the third quarter of 2019, partially offset by:

•
an increase in net proceeds generated from the sale of investments of $5.0 billion for cash needs, including financing the acquisition of Array (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Acquisitions).

Financing Activities
Our net cash used by financing activities was $6.0 billion in the first nine months of 2019, compared to $14.0 billion in the same period in 2018. The decrease in net cash used in financing activities was primarily attributable to:

•
$10.1 billion net proceeds raised from short-term borrowings in the first nine months of 2019, primarily in connection with the acquisition of Array, compared to net payments on short-term borrowings of $3.3 billion in the first nine months of 2018, partially offset by:

•	higher repayments on long-term debt of $2.7 billion;

•	higher purchases of common stock of $1.7 billion; and

•	lower proceeds from the exercise of stock options of $796 million.
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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	September 29, 2019	December 31, 2018
Selected financial assets(a):
Cash and cash equivalents	$2,785	$1,139
Short-term investments	6,302	17,694
Long-term investments, excluding private equity investments at cost	1,981	1,823
	11,067	20,656
Debt:
Short-term borrowings, including current portion of long-term debt	16,617	8,831
Long-term debt	36,044	32,909
	52,662	41,740
Selected net financial liabilities(b)	$(41,595)	$(21,084)

Working capital(c)	$(3,515)	$18,068
Ratio of current assets to current liabilities	0.90:1	1.57:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$11.77	$11.09

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The increase in selected net financial liabilities was primarily driven by a decrease in short-term investments and a net increase in short-term debt, mainly as a result of cash paid for the acquisition of Array. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. For additional information, see the “Credit Ratings” section of this MD&A.

(c)	The decrease in working capital was primarily due to:

•
a decrease in Short-term investments mainly driven by the financing requirements for the acquisition of Array, share repurchase activities, dividend payments, capital expenditures and debt repayment, partially offset by operating cash flow generation, cash from employee stock option exercises and the long-term debt issuance;

•	the impact of the deconsolidation of the Consumer Healthcare business as a result of the completion of the Consumer Healthcare joint venture transaction;

•	an increase in short-term borrowings as a result of the issuance of commercial paper, mostly to finance the acquisition of Array; and

•	the net impact of foreign currency exchange,
partially offset by:

•	the timing of accruals, cash receipts and payments in the ordinary course of business; and

•
an increase in inventory related to increases for certain products to meet targeted levels in the normal course of business, including inventory build for supply recovery, new product launches and market demand, partially offset by the write off of rivipansel inventory previously expected to be sold (see Notes to Condensed Consolidated Financial Statements—Note 2C. Acquisitions, Equity-Method Investment and Assets and Liabilities Held for Sale and Research and Development Arrangement: Research and Development Arrangement for additional information).

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
Domestic and International Selected Financial Assets

Many of our operations are conducted outside the U.S., and significant portions of our selected financial assets are held internationally. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). The changes in tax law under the TCJA, which includes transitioning U.S. international taxation from a worldwide tax system to a territorial tax system, allow us to more easily access our selected financial assets globally. The majority of our cash we held internationally as of year-end 2017 was repatriated in 2018.
Agreement to Combine Upjohn with Mylan
In connection with the recently-announced agreement to combine Upjohn with Mylan discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business” and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, Upjohn will incur $12 billion of debt prior to the closing of the transaction. Immediately prior to the separation, Upjohn will make a cash distribution of $12 billion to Pfizer, which will be funded by the proceeds of such debt. Following the separation, Upjohn will remain the obligor with respect to the debt.

Credit Ratings

Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
In June 2019, S&P placed Pfizer on “CreditWatch Negative” following the announcement of Pfizer’s intention to acquire Array. The CreditWatch placement was resolved with a one-notch downgrade of Pfizer’s debt rating to ‘AA-’ upon the consummation of the transaction. In July 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, which resulted in actions from both Moody’s and S&P. Moody’s placed Pfizer’s long-term rating under review for downgrade (limited to one-notch, or ‘A2’ upon close of the Mylan transaction) while S&P lowered Pfizer’s rating to ‘AA-’ (as a result of the Array transaction) and confirmed it will still remain on CreditWatch Negative (with the expectation the rating will be lowered one additional notch to ‘A+’ upon close of the Mylan transaction).

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt	Outlook/Watch	Date of Last Rating Change
	Rating	Rating
Moody’s	P-1	A1	Under Review for Downgrade	October 2009
S&P	A-1+	AA-	CreditWatch Negative	July 2019
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of September 29, 2019, we had access to a total of $15.0 billion in U.S. revolving credit facilities consisting of a $7.0 billion facility expiring in 2023 and an $8.0 billion facility expiring in September 2020, which may be used to support our commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $526 million lines of credit, of which $497 million expire within one year. Of these total lines of credit, $15.5 billion were unused as of September 29, 2019. In connection with the recently-announced agreement to combine Upjohn with Mylan discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business” and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, Upjohn entered into a fully underwritten, 364-day senior unsecured bridge facility for up to $12 billion. This bridge facility is expected to terminate upon the issuance of $12 billion of debt securities, loans or a combination of the two by Upjohn prior to the transaction close.

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
Global Economic Conditions––Venezuela and Argentina Operations

Our Venezuela and Argentina operations function in hyperinflationary economies. The impact to Pfizer is not considered material.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2019, the estimated fair value of our indemnity obligations was not significant.

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
On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock, and on August 1, 2019, the accelerated share repurchase agreement with GS&Co. was completed. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments and “Unregistered Sales of Equity Securities and Use of Proceeds––Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q.

The following table provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our accelerated share repurchase agreements:

	Three Months Ended		Nine Months Ended
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	September 29, 2019(a)	September 30, 2018(b)	September 29, 2019(a)	September 30, 2018(b)
Shares of common stock purchased	34	47	213	192
Cost of purchase	$—	$1.1	$8.9	$7.2

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

After giving effect to the accelerated share repurchase agreement and other share repurchases through September 29, 2019, our remaining share-purchase authorization was approximately $5.3 billion on September 29, 2019.

Dividends on Common Stock

In September 2019, our Board of Directors declared a dividend of $0.36 per share, payable on December 2, 2019, to shareholders of record at the close of business on November 8, 2019.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of September 29, 2019
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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, revenue contribution, growth, performance, timing of exclusivity and potential benefits, strategic reviews, capital allocation objectives, plans for and prospects of our acquisitions and other business-development activities, benefits anticipated from the reorganization of our commercial operations in 2019, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, government regulation, our ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, including, among others, the anticipated progress in remediation efforts at certain of our Hospira manufacturing facilities and the expectations related to our supply issues set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business––Product Manufacturing” section of this MD&A, the expected impact of patent expiries on our business set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Intellectual Property Rights and Collaboration/Licensing Rights” section of this MD&A, the expected pricing pressures on our products in the U.S. and internationally and the anticipated impact to our business set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures” section of this MD&A, the benefits expected from the reorganization of our commercial operations in 2019 and our expectations regarding growth set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of this MD&A, the expected timing and benefits of our agreement to combine Upjohn with Mylan to create a new global pharmaceutical company set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business,” and “––Our Strategy––Our Business Development Initiatives” sections of this MD&A, the anticipated costs related to our preparations for Brexit set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” section of this MD&A, our anticipated liquidity position set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––The Global Economic Environment” and the “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A, our plans for increasing investment in the U.S. set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Capital Allocation and Expense Management––Increasing Investment in the U.S.” section of this MD&A, the financial guidance set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2019” section of this MD&A, the expected impact of ACIP’s latest recommendation for Prevnar 13 for adults 65 and older on Prevnar 13’s revenues set forth in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion––Prevnar 13/Prevenar 13” section of this MD&A, the expected impact of updates to the prescribing information for Xeljanz on its prescribing and growth set forth in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion––Xeljanz” section of this MD&A, the anticipated costs and savings from our 2017-2019 initiatives and our Organizing for Growth initiative, set forth in the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the benefits expected from our business development transactions and the contributions that we expect to make from our general assets to the company’s pension and postretirement plans during 2019 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the impact of acquisitions, divestitures, restructurings and internal reorganizations, including the reorganization of our commercial operations in 2019, the transaction with GSK which combined our respective consumer healthcare businesses into a new consumer healthcare joint venture and our agreement to combine Upjohn with Mylan, as well as any other corporate strategic initiatives, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption;

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

•
risks and uncertainties related to our transaction with GSK, which combined our respective consumer healthcare businesses into a new consumer healthcare joint venture, including, among other things, risks related to the ability to realize the anticipated benefits of the transaction, including the possibility that the expected benefits and cost synergies from the transaction will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, the possibility that a future separation of the joint venture as an independent company via a demerger of GSK’s equity interest to GSK’s shareholders and a listing of the joint venture on the U.K. equity market may not occur, disruption from the transaction making it more difficult to maintain business and operational relationships, negative effects of the transaction on the market price of Pfizer’s common stock and on Pfizer’s operating results, significant transaction costs, unknown liabilities, the risk of litigation and/or regulatory actions related to the transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals and competitive developments; and

•
risks and uncertainties related to our agreement to combine Upjohn with Mylan to create a new global pharmaceutical company, including, among other things, risks related to the satisfaction of the conditions to closing the transaction (including the failure to obtain necessary shareholder and regulatory approvals) in the anticipated timeframe or at all and the possibility that the transaction does not close, risks related to the ability to realize the anticipated benefits of the transaction, including the possibility that the expected benefits and cost synergies from the proposed transaction will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, disruption from the transaction making it more difficult to maintain business and operational relationships, negative effects of the announcement or the consummation of the proposed transaction on the market price of Pfizer’s common stock, Pfizer’s credit ratings and/or on Pfizer’s or the combined company’s operating results, significant transaction costs, unknown liabilities, the risk of litigation and/or regulatory actions related to the proposed transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals and competitive developments.

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
Item 1A. Risk Factors
We refer to the “Our Operating Environment”, “The Global Economic Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors”, of our 2018 Form 10-K. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2019:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(a), (b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 1, 2019 through July 28, 2019	30,230	$43.28	—	$5,292,881,709
July 29, 2019 through August 25, 2019	33,620,322	$41.42	33,501,384	$5,292,881,709
August 26, 2019 through September 29, 2019	23,422	$37.78	—	$5,292,881,709
Total	33,673,974	$41.41	33,501,384

(a)
Our December 2017 $10 billion share repurchase program was exhausted in the first quarter of 2019. In December 2018, the Board of Directors authorized a new $10 billion share repurchase program to be utilized over time (the 2018 program) and share repurchases commenced thereunder in the first quarter of 2019. On February 7, 2019, we entered into an accelerated share repurchase agreement with GS&Co. to repurchase approximately $6.8 billion of our common stock and on August 1, 2019, the accelerated share repurchase agreement with GS&Co. was completed. For additional information, see the Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments. At September 29, 2019, our remaining share-purchase authorization under the 2018 program was approximately $5.3 billion.

(b)
In addition to the 33.5 million shares received under the accelerated share repurchase agreement with GS&Co. (see the Notes to Condensed Consolidated Financial Statements––Note 12C. Contingencies and Certain Commitments: Certain Commitments), these columns represent (i) 166,539 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 6,051 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1	-
Business Combination Agreement, dated July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V. is incorporated by reference from our Current Report on Form 8-K filed on July 29, 2019 (File No. 001-03619)*

Exhibit 2.2	-
Separation and Distribution Agreement, dated as of July 29, 2019, by and among Pfizer Inc. and Upjohn Inc. is incorporated by reference from our Current Report on Form 8-K filed on July 29, 2019 (File No. 001-03619)*

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

*
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pfizer agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	November 7, 2019	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)