Form 10-Q
period 2020-03-29
PFIZER INC
filed 2020-05-07
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

At May 4, 2020, 5,554,833,754 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2019 Financial Report	Financial Report for the fiscal year ended December 31, 2019, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019
2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AML	Acute Myeloid Leukemia
Anacor	Anacor Pharmaceuticals, Inc.
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
Bamboo	Bamboo Therapeutics, Inc.
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
CHMP	Committee for Medicinal Products for Human Use
COVID-19	novel coronavirus disease of 2019
Developed Markets	U.S., Western Europe, Japan, Canada, South Korea, Australia, Scandinavian countries, Finland and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
hGH-CTP	human growth hormone
HIS	Hospira Infusion Systems
Hospira	Hospira, Inc.
HR+	hormone receptor-positive
IBT	Income before tax
ICU Medical	ICU Medical, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
Janssen	Janssen Biotech Inc.
J&J	Johnson & Johnson
JV	Joint Venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
MCO	managed care organization

mCRC	metastatic colorectal cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
Mylan	Mylan N.V.
NDA	new drug application
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PARP	poly ADP ribose polymerase
PBM	pharmacy benefit manager
Pharmacia	Pharmacia Corporation
PP&E	property, plant & equipment
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
S&P	Standard and Poor’s
TCJA	legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
VBP	Volume-based procurement program
WRDM	Worldwide Research, Development and Medical

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	March 29, 2020	March 31, 2019
Revenues	$12,028	$13,118
Costs and expenses:
Cost of sales(a)	2,378	2,433
Selling, informational and administrative expenses(a)	2,873	3,339
Research and development expenses(a)	1,724	1,703
Amortization of intangible assets	885	1,183
Restructuring charges and certain acquisition-related costs	69	46
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—
Other (income)/deductions––net	221	92
Income from continuing operations before provision for taxes on income	3,885	4,323
Provision for taxes on income	475	433
Income from continuing operations	3,410	3,889
Discontinued operations––net of tax	—	—
Net income before allocation to noncontrolling interests	3,410	3,889
Less: Net income attributable to noncontrolling interests	9	6
Net income attributable to Pfizer Inc.	$3,401	$3,884

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.61	$0.69
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.61	$0.69

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.61	$0.68
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.61	$0.68

Weighted-average shares––basic	5,545	5,635
Weighted-average shares––diluted	5,613	5,750

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Net income before allocation to noncontrolling interests	$3,410	$3,889

Foreign currency translation adjustments, net(a)	(1,272)	324
Reclassification adjustments	—	2
	(1,272)	326
Unrealized holding gains/(losses) on derivative financial instruments, net	(501)	267
Reclassification adjustments for (gains)/losses included in net income(b)	19	(263)
	(482)	4
Unrealized holding gains/(losses) on available-for-sale securities, net	(51)	40
Reclassification adjustments for losses included in net income(b)	15	11
	(36)	51
Benefit plans: actuarial losses, net	(166)	—
Reclassification adjustments related to amortization	66	60
Reclassification adjustments related to settlements, net	53	—
Other	16	(23)
	(31)	37
Reclassification adjustments related to amortization of prior service costs and other, net	(45)	(46)
Other	(1)	—
	(45)	(46)
Other comprehensive income/(loss), before tax	(1,867)	372
Tax provision/(benefit) on other comprehensive income/(loss)	(377)	25
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(1,490)	$348
Comprehensive income before allocation to noncontrolling interests	$1,920	$4,237
Less: Comprehensive income attributable to noncontrolling interests	9	1
Comprehensive income attributable to Pfizer Inc.	$1,911	$4,236

(a)
Amounts in the first quarter of 2020 include a loss of approximately $1.6 billion pre-tax ($1.2 billion after-tax) related to foreign currency translation adjustments attributable to our equity method investment in the GSK Consumer Healthcare joint venture (see Note 2B), partially offset by the results of our net investment hedging program.

(b)
Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. For additional information on amounts reclassified into Other (income)/deductions—net and Cost of sales, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	March 29, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$2,151	$1,305
Short-term investments	8,199	8,525
Trade accounts receivable, less allowance for doubtful accounts: 2020—$527; 2019—$527	9,881	8,724
Inventories	8,423	8,283
Current tax assets	3,346	3,344
Other current assets	2,737	2,622
Total current assets	34,738	32,803
Equity-method investments	15,524	17,133
Long-term investments	2,696	3,014
Property, plant and equipment, less accumulated depreciation: 2020—$16,929; 2019—$16,789	14,040	13,967
Identifiable intangible assets, less accumulated amortization	34,464	35,370
Goodwill	58,502	58,653
Noncurrent deferred tax assets and other noncurrent tax assets	2,207	2,099
Other noncurrent assets	4,166	4,450
Total assets	$166,336	$167,489

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2020—$337; 2019—$1,462	$16,007	$16,195
Trade accounts payable	3,972	4,220
Dividends payable	—	2,104
Income taxes payable	1,150	980
Accrued compensation and related items	2,246	2,720
Other current liabilities	10,515	11,083
Total current liabilities	33,890	37,304

Long-term debt	36,281	35,955
Pension benefit obligations, net	5,442	5,638
Postretirement benefit obligations, net	1,093	1,124
Noncurrent deferred tax liabilities	5,268	5,578
Other taxes payable	12,212	12,126
Other noncurrent liabilities	6,812	6,317
Total liabilities	100,998	104,042

Commitments and Contingencies

Preferred stock	17	17
Common stock	470	468
Additional paid-in capital	87,680	87,428
Treasury stock	(111,010)	(110,801)
Retained earnings	101,000	97,670
Accumulated other comprehensive loss	(13,131)	(11,640)
Total Pfizer Inc. shareholders’ equity	65,026	63,143
Equity attributable to noncontrolling interests	312	303
Total equity	65,338	63,447
Total liabilities and equity	$166,336	$167,489

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$97,670	$(11,640)	$63,143	$303	$63,447
Net income								3,401		3,401	9	3,410
Other comprehensive income/(loss), net of tax									(1,490)	(1,490)	—	(1,490)
Cash dividends declared:
Common stock								(71)		(71)		(71)
Preferred stock								—		—		—
Noncontrolling interests										—		—
Share-based payment transactions			23	1	252	(6)	(209)			44		44
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(14)	(1)			(1)	—	—			(1)		(1)
Other					—	—	—	—		—	—	—
Balance, March 29, 2020	417	$17	9,393	$470	$87,680	(3,841)	$(111,010)	$101,000	$(13,131)	$65,026	$312	$65,338

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$89,554	$(11,275)	$63,407	$351	$63,758
Net income								3,884		3,884	6	3,889
Other comprehensive income/(loss), net of tax									353	353	(4)	348
Cash dividends declared:
Common stock								(68)		(68)		(68)
Preferred stock								—		—		—
Noncontrolling interests										—		—
Share-based payment transactions			26	1	383	(7)	(306)			78		78
Purchases of common stock						(180)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(12)	—			(1)	—	—			(1)		(1)
Other(a)					—	—	—	19		19	—	19
Balance, March 31, 2019	466	$19	9,358	$468	$86,635	(3,801)	$(110,781)	$93,388	$(10,923)	$58,806	$352	$59,158

(a)
The increase to Retained earnings represents the cumulative effect of the adoption of a new accounting standard in the first quarter of 2019 for leases. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2019 in our 2019 Financial Report.

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Operating Activities
Net income before allocation to noncontrolling interests	$3,410	$3,889
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,218	1,545
Asset write-offs and impairments	45	155
TCJA impact(a)	—	(131)
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed	(6)	—
Deferred taxes from continuing operations	109	(60)
Share-based compensation expense	64	185
Benefit plan contributions in excess of expense/income	(248)	(151)
Other adjustments, net	123	(236)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,581)	(3,498)
Net cash provided by operating activities	3,133	1,698

Investing Activities
Purchases of property, plant and equipment	(463)	(460)
Purchases of short-term investments	(2,551)	(1,402)
Proceeds from redemptions/sales of short-term investments	3,257	3,601
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(416)	5,941
Purchases of long-term investments	(22)	(84)
Proceeds from redemptions/sales of long-term investments	152	44
Acquisitions of intangible assets	(32)	(158)
Other investing activities, net	4	67
Net cash provided by/(used in) investing activities	(71)	7,550

Financing Activities
Proceeds from short-term borrowings	5,302	609
Principal payments on short-term borrowings	(7,551)	(1,766)
Net proceeds from short-term borrowings with original maturities of three months or less	3,207	2,032
Proceeds from issuance of long-term debt	1,241	4,942
Principal payments on long-term debt	(2,181)	(3,004)
Purchases of common stock	—	(8,865)
Cash dividends paid	(2,105)	(2,045)
Proceeds from exercise of stock options	124	126
Other financing activities, net	(237)	(495)
Net cash used in financing activities	(2,200)	(8,467)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(15)	12
Net increase in cash and cash equivalents and restricted cash and cash equivalents	846	792
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,350	1,225
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,196	$2,018

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes	$239	$235
Interest paid	472	385
Interest rate hedges	(11)	(33)

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s Provision for taxes on income for the three months ended March 31, 2019 was favorably impacted by approximately $131 million, primarily as a result of additional guidance issued by the U.S. Department of Treasury.

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three months ended February 23, 2020 and February 24, 2019. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended March 29, 2020 and March 31, 2019.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The interim financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2019 Financial Report.

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information, see Note 13.
Beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues and expenses associated with Meridian and Mylan-Japan are reported in our Upjohn business beginning in the first quarter of 2020. In 2019, revenues and expenses from Meridian and Mylan-Japan were recorded in our Biopharma business. We performed certain reclassifications between the Biopharma and Upjohn segments to conform 2019 segment revenues and expenses associated with Meridian and Mylan-Japan to the current presentation. There was no impact to our consolidated financial statements. For additional information, see Note 13.
As described in Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, recent acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations. For additional information on the GSK Consumer Healthcare joint venture, see Note 2.
Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

In the first quarter of 2020, as of January 1, 2020, we adopted four new accounting standards. See Note 1B for further information.
B. Adoption of New Accounting Standards in 2020
On January 1, 2020, we adopted four new accounting standards.
Credit Losses on Financial Instruments––We adopted a new accounting standard for credit losses on financial instruments, which replaces the probable initial recognition threshold for incurred loss estimates under prior guidance with a methodology that reflects expected credit loss estimates. The standard generally impacts financial assets that have a contractual right to receive cash and are not accounted for at fair value through net income, such as accounts receivable and held-to-maturity debt securities. The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for certain financial instruments, using information such as historical experience, current economic conditions and information, and the use of reasonable and supportable forecasted information. The standard also

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amends existing impairment guidance for available-for-sale debt securities to incorporate a credit loss allowance and allows for reversals of credit impairments in the event the issuer’s credit improves.
We adopted the new accounting standard utilizing the modified retrospective method and, therefore, no adjustments were made to amounts in our prior period financial statements. The cumulative effect of adopting the standard as an adjustment to the opening balance of Retained earnings was not material. The impact of adoption did not have a material impact on our condensed consolidated statement of income or condensed consolidated statement of cash flows for the three months ended March 29, 2020, nor on our condensed consolidated balance sheet as of March 29, 2020. For additional information, see Note 1C.
Goodwill Impairment Testing––We prospectively adopted the new standard, which eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. There was no impact to our condensed consolidated financial statements from the adoption of this new standard.
Implementation Costs in a Cloud Computing Arrangement––We prospectively adopted the new standard related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. The new guidance aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Collaboration Agreements––We prospectively adopted the new standard, which provides new guidance clarifying the interaction between the accounting for collaborative arrangements and revenue from contracts with customers. There was no impact to our condensed consolidated financial statements from the adoption of this new standard.
On January 1, 2019, we adopted four new accounting standards. For additional information, see Notes to Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2019 included in our 2019 Financial Report.

C. Revenues and Trade Accounts Receivable
Deductions from Revenues––Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.6 billion as of March 29, 2020 and $5.7 billion as of December 31, 2019.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	March 29, 2020	December 31, 2019
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,107	$1,257
Other current liabilities:
Accrued rebates	3,408	3,285
Other accruals	553	581
Other noncurrent liabilities	577	565
Total accrued rebates and other accruals	$5,645	$5,689

Trade Accounts Receivable––Trade accounts receivable are stated at their net realizable value. The allowance for credit losses against gross trade accounts receivable reflects the best estimate of expected credit losses of the receivables portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. In developing the estimate for expected credit losses, trade accounts receivables are segmented into pools of assets depending on market (U.S. versus international), delinquency status, and customer type (high risk versus low risk and government versus non-government), and fixed reserve percentages are established for each pool of trade accounts receivables.
In determining the reserve percentages for each pool of trade accounts receivables, we considered our historical experience with certain customers and customer types, regulatory and legal environments, country and political risk, and other relevant current and future forecasted macroeconomic factors. These credit risk indicators are monitored on a quarterly basis to determine whether there have been any changes in the economic environment that would indicate the established reserve percentages should be adjusted, and are considered on a regional basis to reflect more geographic-specific metrics. Additionally, write-offs and recoveries of customer receivables are tracked against collections on a quarterly basis to determine whether the reserve percentages remain appropriate. When management becomes aware of certain customer-specific factors that impact credit risk,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

specific allowances for these known troubled accounts are recorded. Trade accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted.
During the first quarter of 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.
Note 2. Acquisition and Equity-Method Investment
A. Acquisition
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
B. Equity-Method Investment
Formation of GSK Consumer Healthcare Joint Venture

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
We are accounting for our interest in GSK Consumer Healthcare as an equity-method investment. The carrying value of our investment in GSK Consumer Healthcare is approximately $15.4 billion as of March 29, 2020 and $17.0 billion as of December 31, 2019 and is reported as a private equity investment in the Equity-method investments line in our condensed consolidated balance sheet. We record our share of earnings from the GSK Consumer Healthcare joint venture on a quarterly basis on a one-quarter lag in Other (income)/deductions––net commencing from August 1, 2019. Therefore, we recorded our share of the joint venture’s earnings generated in the fourth quarter of 2019, which totaled approximately $11 million, in our operating results in the first quarter of 2020 (see Note 4). As of the July 31, 2019 closing date, we estimated that the fair value of our investment in GSK Consumer Healthcare was approximately $15.7 billion and that 32% of the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare was approximately $11.2 billion, resulting in an initial basis difference of approximately $4.5 billion. In the fourth quarter of 2019, we preliminarily completed the allocation of the basis difference, which resulted from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the joint venture, primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities and equity method goodwill within the investment account. We recorded the amortization of basis differences allocated to inventory, definite-lived intangible assets and related deferred tax liabilities in Other (income)/deductions––net commencing August 1, 2019. During the fourth quarter of 2019, GSK Consumer Healthcare revised the initial carrying value of the net assets of the joint venture and our 32% share of the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare was reduced to approximately $11.0 billion and our initial basis difference was increased to approximately $4.8 billion. The adjustment was allocated to equity method goodwill within the investment account. The amortization of these basis differences for the fourth quarter of 2019 totaling approximately $44 million of expense is included in our operating results in Other (income)/deductions––net in the first quarter of 2020 (see Note 4). Amortization of basis differences on inventory and related deferred tax liabilities has been completely recognized by the first quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over approximately 17 years. GSK Consumer Healthcare is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in Other comprehensive income. The decrease in the value of our investment from December 31, 2019 to March 29, 2020 is primarily due to foreign currency translation adjustments (see Note 6).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a part of Pfizer, pre-tax income on a management business unit basis for the Consumer Healthcare business was $281 million for the three months ended March 31, 2019.

Summarized financial information for our equity method investee, GSK Consumer Healthcare, as of and for the three months ending December 31, 2019, the most recent period available, is as follows:
(MILLIONS OF DOLLARS)	December 31, 2019
Current assets	$7,537
Noncurrent assets	39,509
Total assets	$47,046

Current liabilities	$5,576
Noncurrent liabilities	5,321
Total liabilities	$10,898

Equity attributable to shareholders	$36,029
Equity attributable to noncontrolling interests	120
Total net equity	$36,149

(MILLIONS OF DOLLARS)	Three Months Ended December 31, 2019
Net sales	$3,188
Cost of sales	(1,811)
Gross profit	$1,377
Income from continuing operations	46
Net income	46
Income attributable to shareholders	37

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
Transforming to a More Focused Company
With the formation of the GSK Consumer Healthcare venture and the anticipated combination of Upjohn, our global, primarily off-patent branded and generics business, with Mylan, Pfizer is transforming itself into a more focused, global leader in science-based innovative medicines. As a result, we began in the fourth quarter of 2019, to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial.
We expect the costs associated with this multi-year effort to continue through 2022 and to total approximately $1.2 billion on a pre-tax basis with approximately 10% of the costs to be non-cash. Actions may include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs are currently in development but will include severance and benefit

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

plan impacts, exit costs as well as associated implementation costs. From the start of this initiative in the fourth quarter of 2019 through March 29, 2020, we incurred approximately $160 million associated with this initiative.
Current-Period Key Activities
For the first three months of 2020, we incurred costs of $117 million composed primarily of the Transforming to a More Focused Company initiative. For the first three months of 2019, we incurred costs of $92 million composed primarily of the 2017-2019 and Organizing for Growth initiatives that were substantially completed as of year-end 2019.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Restructuring charges/(credits):
Employee terminations	$25	$(2)
Asset impairments	31	9
Exit costs	—	3
Restructuring charges(a)	56	10
Transaction costs(b)	3	—
Integration costs and other(c)	10	36
Restructuring charges and certain acquisition-related costs	69	46
Net periodic benefit costs recorded in Other (income)/deductions––net	24	6
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	5	9
Selling, informational and administrative expenses	—	1
Research and development expenses	(5)	3
Total additional depreciation––asset restructuring	—	13
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	10	13
Selling, informational and administrative expenses	15	9
Research and development expenses	—	4
Total implementation costs	24	26
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$117	$92

(a)
In the first quarter of 2020, restructuring charges mainly represent asset write-downs and employee termination costs associated with cost reduction initiatives. In the first quarter of 2019, restructuring charges were primarily associated with cost reduction initiatives and mainly represent asset write-downs, partially offset by the reversal of previously recorded accruals for employee termination costs and asset impairments related to our acquisition of Hospira.

The restructuring activities for the first quarter of 2020 are associated with the following:

•	Biopharma ($2 million charge); Upjohn ($13 million charge); and Other ($41 million charge).
The restructuring activities for the first quarter of 2019 are associated with the following:

•	Biopharma ($13 million charge); Upjohn ($13 million credit); and Other ($10 million charge).

(b)	Transaction costs represent external costs for banking, legal, accounting and other similar services. In the first quarter of 2020, transaction costs relate to our acquisition of Array.

(c)
Integration costs and other represent external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the first quarter of 2020, integration costs and other were mostly related to our acquisition of Array. In the first quarter of 2019, integration costs and other were primarily related to our acquisition of Hospira.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2019(a)	$887	$—	$46	$933
Provision	25	31	—	56
Utilization and other(b)	(243)	(31)	(1)	(275)
Balance, March 29, 2020(c)	$669	$—	$45	$714

(a)	Included in Other current liabilities ($714 million) and Other noncurrent liabilities ($219 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($532 million) and Other noncurrent liabilities ($182 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Interest income(a)	$(34)	$(66)
Interest expense(a)	390	361
Net interest expense	356	295
Royalty-related income	(119)	(89)
Net (gains)/losses on asset disposals	1	(1)
Net (gains)/losses recognized during the period on equity securities(b)	255	(111)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(115)	(82)
Net periodic benefit credits other than service costs(d)	(67)	(40)
Certain legal matters, net	10	4
Certain asset impairments(e)	—	150
Business and legal entity alignment costs(f)	—	119
Net losses on early retirement of debt	—	138
GSK Consumer Healthcare JV equity method (income)/loss(g)	33	—
Other, net(h)	(132)	(291)
Other (income)/deductions––net	$221	$92

(a)
Interest income decreased in the first quarter of 2020, primarily driven by a lower investment balance and lower short-term interest rates. Interest expense increased in the first quarter of 2020, mainly as a result of an increased commercial paper balance due to the acquisition of Array.

(b)
The losses in the first quarter of 2020, include, among other things, unrealized losses of $134 million related to our investment in Allogene. The gains in the first quarter of 2019 included, among other things, unrealized gains of $43 million related to our investment in Allogene. For additional information on investments, see Note 7B.

(c)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the first quarter of 2020, mainly includes, among other things, an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, Inc. In the first quarter of 2019, primarily included $60 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus®.

(d)	For additional information, see Note 10.

(e)
In the first quarter of 2019, primarily included intangible asset impairment charges of $130 million composed of: (i) $90 million related to WRDM IPR&D, for a pre-clinical stage asset from our acquisition of Bamboo for gene therapies for the potential treatment of patients with certain rare diseases, which was the result of a determination to not use certain Bamboo IPR&D acquired in future rare disease development and (ii) $40 million related to a Biopharma developed technology right, acquired in connection with our acquisition of King, for government defense products and reflects, among other things, updated commercial forecasts including manufacturing cost assumptions. In addition, the first quarter of 2019 included other asset impairments of $20 million.

(f)
In the first quarter of 2019, represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services.

(g)	See Note 2B for additional information.

(h)
The first quarter of 2020 includes, among other things, dividend income of $77 million from our investment in ViiV. The first quarter of 2019 included, among other things, credits of $72 million, reflecting the change in the fair value of contingent consideration, and dividend income of $64 million from our investment in ViiV.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 12.2% for the first quarter of 2020, compared to 10.0% for the first quarter of 2019.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The higher effective tax rate for the first quarter of 2020 in comparison with the same period in 2019 was primarily due to:

•	the non-recurrence of the tax benefit recorded in the first quarter of 2019 as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA; and

•	a decrease in tax benefits associated with the resolution of certain tax positions pertaining to prior years, partially offset by:

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
Our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings for which we elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, payment over eight years through 2026 is reported in current Income taxes payable (approximately $650 million) and the remaining liability is reported in noncurrent Other taxes payable in our condensed consolidated balance sheet as of March 29, 2020. We expect to pay the second installment of $650 million in July 2020, which was originally due to be paid in April 2020 but was recently extended to July 2020 by the IRS in response to the COVID-19 pandemic. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of March 29, 2020, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, tax years 2011-2015 are currently under audit. Tax years 2016-2020 are open, but not under audit. All other tax years are closed.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2020), Japan (2017-2020), Europe (2011-2020, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), Latin America (1998-2020, primarily reflecting Brazil) and Puerto Rico (2015-2020).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

The following table provides the components of Tax provision/(benefit) on other comprehensive income/(loss):
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Foreign currency translation adjustments, net(a)	$(252)	$27
Unrealized holding gains/(losses) on derivative financial instruments, net	(133)	59
Reclassification adjustments for (gains)/losses included in net income	15	(55)
	(118)	4
Unrealized holding gains/(losses) on available-for-sale securities, net	(6)	5
Reclassification adjustments for losses included in net income	2	1
	(5)	7
Benefit plans: actuarial losses, net	(21)	—
Reclassification adjustments related to amortization	15	3
Reclassification adjustments related to settlements, net	9	—
Other	4	(5)
	8	(2)
Reclassification adjustments related to amortization of prior service costs and other, net	(11)	(11)
Other	—	—
	(11)	(11)
Tax provision/(benefit) on other comprehensive income/(loss)	$(377)	$25

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2019	$(5,952)	$20	$(35)	$(6,257)	$584	$(11,640)
Other comprehensive income/(loss)(a)	(1,020)	(364)	(32)	(39)	(35)	(1,490)
Balance, March 29, 2020	$(6,973)	$(344)	$(67)	$(6,296)	$549	$(13,131)

(a)
Includes after-tax losses of approximately $1.2 billion related to foreign currency translation adjustments attributable to our equity method investment in GSK Consumer Healthcare (see Note 2B), partially offset by the results of our net investment hedging program.

As of March 29, 2020, with respect to derivative financial instruments, the amount of unrealized pre-tax net gains on derivative financial instruments, which are included in Accumulated Other Comprehensive Loss, estimated to be reclassified into income within the next 12 months is approximately $294 million. The net gains are expected to be offset primarily by net losses from foreign currency exchange-denominated forecasted intercompany inventory sales upon the sale of the inventory to a third party.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in our 2019 Financial Report:

	March 29, 2020			December 31, 2019
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$4,190	$—	$4,190	$705	$—	$705

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	1,989	—	1,989	4,863	—	4,863
Government and agency—U.S.	16	—	16	811	—	811
Corporate and other	806	—	806	1,013	—	1,013
	2,812	—	2,812	6,687	—	6,687
Total short-term investments	7,002	—	7,002	7,392	—	7,392
Other current assets
Derivative assets:
Interest rate contracts	15	—	15	53	—	53
Foreign exchange contracts	688	—	688	413	—	413
Total other current assets	702	—	702	465	—	465
Long-term investments
Classified as equity securities with readily determinable fair values(a)	1,603	1,581	22	1,902	1,863	39

Classified as available-for-sale debt securities:
Government and agency—U.S.	285	—	285	303	—	303
Corporate and other	11	—	11	11	—	11
	296	—	296	315	—	315
Total long-term investments	1,899	1,581	318	2,216	1,863	354
Other noncurrent assets
Derivative assets:
Interest rate contracts	134	—	134	266	—	266
Foreign exchange contracts	356	—	356	261	—	261
Total derivative assets	490	—	490	526	—	526
Insurance contracts(b)	530	—	530	575	—	575
Total other noncurrent assets	1,020	—	1,020	1,102	—	1,102
Total assets	$10,623	$1,581	$9,042	$11,176	$1,863	$9,313

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$109	$—	$109	$114	$—	$114
Total other current liabilities	109	—	109	114	—	114
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	1,139	—	1,139	604	—	604
Total other noncurrent liabilities	1,139	—	1,139	604	—	604
Total liabilities	$1,248	$—	$1,248	$718	$—	$718

(a)
As of March 29, 2020, long-term equity securities of $155 million and as of December 31, 2019, long-term equity securities of $176 million were held in restricted trusts for benefits attributable to various U.S. non-qualified employee benefit plans.

(b)
Other noncurrent assets include life insurance policies held in restricted trusts attributable to the funding of various U.S. non-qualified employee benefit plans. The underlying invested assets in these insurance contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions––net in the consolidated statements of income (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	March 29, 2020			December 31, 2019
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$36,281	$40,062	$40,062	$35,955	$40,842	$40,842

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, restricted stock and private equity securities, and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 29, 2020 or December 31, 2019. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities, which represent investments in the life sciences sector, are based on Level 3 inputs using a market approach.

In addition, as of March 29, 2020 and December 31, 2019, we had long-term receivables whose fair value is based on Level 3 inputs. As of March 29, 2020 and December 31, 2019, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments and Equity-Method Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	March 29, 2020	December 31, 2019
Short-term investments
Equity securities with readily determinable fair values(a)	$4,190	$705
Available-for-sale debt securities	2,812	6,687
Held-to-maturity debt securities	1,198	1,133
Total Short-term investments	$8,199	$8,525

Long-term investments
Equity securities with readily determinable fair values	$1,603	$1,902
Available-for-sale debt securities	296	315
Held-to-maturity debt securities	40	42
Private equity securities at cost	757	756
Total Long-term investments	$2,696	$3,014
Equity-method investments	15,524	17,133
Total long-term investments and equity-method investments	$18,220	$20,147
Held-to-maturity cash equivalents	$401	$163

(a)	As of March 29, 2020 and December 31, 2019, equity securities with readily determinable fair values included money market funds primarily invested in U.S. Treasury and government debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments
Debt Securities

At March 29, 2020, our investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt securities at March 29, 2020 and December 31, 2019 is as follows, including, as of March 29, 2020, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:

	March 29, 2020								December 31, 2019
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$2,056	$—	$(67)	$1,989	$1,989	$—	$—	$1,989	$4,895	$6	$(38)	$4,863
Government and agency––U.S.	305	—	(4)	302	16	285	—	302	1,120	—	(6)	1,114
Corporate and other(a)	823	—	(6)	817	807	11	—	817	1,027	—	(2)	1,025
Held-to-maturity debt securities
Time deposits and other	624	—	—	624	589	8	28	624	535	—	—	535
Government and agency––non-U.S.	1,014	—	—	1,014	1,010	—	4	1,014	803	—	—	803
Total debt securities	$4,823	$1	$(77)	$4,746	$4,410	$304	$32	$4,746	$8,380	$6	$(47)	$8,340

(a)	Primarily issued by a diverse group of corporations.

For our portfolio of available-for-sale and held-to-maturity debt securities, any expected credit losses would be immaterial to the financial statements.

Equity Securities

The following table presents the net unrealized (gains) and losses for the period that relate to equity securities, excluding equity method investments, still held at the reporting date, calculated as follows:

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Net (gains)/losses recognized during the period on equity securities(a)	$255	$(111)
Less: Net gains recognized during the period on equity securities sold during the period	(19)	(5)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$274	$(106)

(a)	The net gains on investments in equity securities are reported in Other (income)/deductions––net. For additional information, see Note 4.

(b)
Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. Since January 1, 2018, there were cumulative impairments and downward adjustments of $58 million and upward adjustments of $60 million. Impairments, downward and upward adjustments were not significant in the first quarter of 2020 and 2019.

C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	March 29, 2020	December 31, 2019
Commercial paper	$14,908	$13,915
Current portion of long-term debt, principal amount	334	1,458
Other short-term borrowings, principal amount(a)	800	860
Total short-term borrowings, principal amount	16,042	16,233
Net fair value adjustments related to hedging and purchase accounting	3	5
Net unamortized discounts, premiums and debt issuance costs	(38)	(43)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$16,007	$16,195

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7E.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt
New Issuance

In the first quarter of 2020, we issued the following senior unsecured notes:
(MILLIONS OF DOLLARS)		Principal
Interest Rate	Maturity Date	As of March 29, 2020
2.625% notes(a)	April 1, 2030	$1,250
Total long-term debt issued in the first quarter of 2020(b)		$1,250

(a)	Fixed rate notes may be redeemed by us at any time, in whole, or in part, at a redemption price plus accrued and unpaid interest.

(b)	The effective interest rate for the notes at issuance was 2.67%.

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	March 29, 2020	December 31, 2019
Total long-term debt, principal amount	$34,778	$34,820
Net fair value adjustments related to hedging and purchase accounting	1,671	1,305
Net unamortized discounts, premiums and debt issuance costs	(173)	(176)
Other long-term debt	5	5
Total long-term debt, carried at historical proceeds, as adjusted	$36,281	$35,955
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$337	$1,462

Retirements
In March 2020, we repurchased all $1.065 billion principal amount outstanding of our senior unsecured notes that were due 2047 before the maturity date at par, which did not have a material impact on our condensed consolidated financial statements.
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

The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Chinese renminbi and Swedish krona.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	March 29, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$23,877	$955	$1,150	$25,193	$591	$662
Interest rate contracts	1,995	148	—	6,645	318	—
		1,103	1,150		909	662

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$13,402	89	97	$19,623	82	55

Total		$1,192	$1,248		$992	$718

(a)
The notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $5.3 billion as of March 29, 2020 and $5.9 billion as of December 31, 2019.

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$(529)	$210	$(46)	$209
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach(d)	—	—	29	56	27	54
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	386	329	—	—	—	—
Hedged item	(386)	(329)	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—
Hedged item	—	—	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	384	23	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness(d)	—	—	147	41	41	24
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	8	35	—	—
Foreign currency long-term debt(e)	—	—	45	38	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(59)	(120)	—	—	—	—
All other net(d)	—	—	(1)	1	—	—
	$(59)	$(120)	$83	$404	$23	$286

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
For derivative financial instruments in cash flow hedge relationships, the gains and losses are included in Other comprehensive income/(loss)––Unrealized holding gains/(losses) on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the gains and losses are included in Other comprehensive income/(loss)––Foreign currency translation adjustments, net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)
The amounts reclassified from OCI into COS were a net gain of $70 million in the first quarter of 2020 and a net gain of $44 million in the first quarter of 2019. The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $220 million within the next 12 months into Cost of sales. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(d)	The amounts reclassified from OCI were reclassified into OID.

(e)	Long-term debt includes foreign currency long-term borrowings with carrying values of $1.9 billion as of March 29, 2020, which are used as hedging instruments in net investment hedges.

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	March 29, 2020			December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS OF DOLLARS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term investments	$45	$—	$—	$45	$—	$—
Long-term debt	2,027	134	1,196	7,092	266	690

(a)	Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
Certain of our derivative financial instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of March 29, 2020, the aggregate fair value of these derivative financial instruments that are in a net liability position was $1.1 billion, which is fully collateralized. As of February 23, 2020, our fiscal quarter-end for subsidiaries operating outside the U.S., we have posted $463 million in collateral. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of March 29, 2020, we received cash collateral of $791 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. For additional information about concentrations of certain credit risk related to certain significant customers, see Notes to Consolidated Financial Statements––Note 17C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2019 Financial Report. As of March 29, 2020, we had amounts due from a well-diversified, high quality group of banks ($1.3 billion) from around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7E above.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	March 29, 2020	December 31, 2019
Finished goods	$2,703	$2,750
Work-in-process	4,962	4,743
Raw materials and supplies	757	790
Inventories(a)	$8,423	$8,283
Noncurrent inventories not included above(b)	$720	$714

(a)
The change from December 31, 2019 reflects increases for certain products, including inventory build for new product launches, market demand and network strategy, partially offset by a decrease due to foreign exchange.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	March 29, 2020			December 31, 2019
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$88,519	$(63,783)	$24,736	$88,730	$(63,106)	$25,625
Brands	922	(749)	173	922	(741)	181
Licensing agreements and other	1,779	(1,206)	574	1,772	(1,191)	582
	91,221	(65,738)	25,482	91,425	(65,037)	26,387
Indefinite-lived intangible assets
Brands	1,991		1,991	1,991		1,991
IPR&D(a)	5,918		5,918	5,919		5,919
Licensing agreements and other	1,073		1,073	1,073		1,073
	8,982		8,982	8,983		8,983
Identifiable intangible assets(a)	$100,203	$(65,738)	$34,464	$100,408	$(65,037)	$35,370

(a)	The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	March 29, 2020
	Biopharma	Upjohn	WRDM
Developed technology rights	99%	1%	—
Brands, finite-lived	100%	—	—
Brands, indefinite-lived	42%	58%	—
IPR&D	95%	—	5%
Licensing agreements and other, finite-lived	97%	1%	1%
Licensing agreements and other, indefinite-lived	100%	—	—

Amortization

Total amortization expense for finite-lived intangible assets was $897 million for the first quarter of 2020 and $1.2 billion for the first quarter of 2019.
B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Biopharma	Upjohn	Total
Balance, December 31, 2019	$48,202	$10,451	$58,653
Other(a)	(122)	(30)	(151)
Balance, March 29, 2020	$48,081	$10,421	$58,502

(a)	Represents the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service cost	$—	$—	$—	$—	$36	$32	$10	$9
Interest cost	131	157	10	12	42	54	13	19
Expected return on plan assets	(252)	(223)	—	—	(78)	(80)	(9)	(8)
Amortization of:
Actuarial losses	32	37	4	2	31	20	—	1
Prior service credits	(1)	(1)	—	—	(1)	(1)	(43)	(45)
Settlements	14	1	38	—	1	—	—	—
Special termination benefits	—	—	1	6	—	—	—	—
	$(76)	$(28)	$52	$20	$32	$25	$(30)	$(23)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2020, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the three months ended March 29, 2020	$3	$132	$46	$45
Expected contributions from our general assets during 2020(a)	1,276	228	186	155

(a)
Contributions expected to be made for 2020 are inclusive of amounts contributed during the three months ended March 29, 2020. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments. For the U.S. qualified plans, we plan to make a $1.25 billion voluntary contribution in the second half of 2020.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended
(IN MILLIONS)	March 29, 2020	March 31, 2019
EPS Numerator––Basic
Income from continuing operations	$3,410	$3,889
Less: Net income attributable to noncontrolling interests	9	6
Income from continuing operations attributable to Pfizer Inc.	3,401	3,884
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,401	3,883
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$3,401	$3,883
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,401	$3,884
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	—
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,401	$3,884
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,545	5,635
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	68	115
Weighted-average number of common shares outstanding––Diluted	5,613	5,750
Anti-dilutive common stock equivalents(a)	3	2

(a)
These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

In December 2019, our Board of Directors declared a first-quarter 2020 dividend of $0.38 per share, payable on March 6, 2020, to shareholders of record at the close of business on January 31, 2020. In December 2018, our Board of Directors declared a first-quarter 2019 dividend of $0.36 per share, payable on March 1, 2019, to shareholders of record at the close of business on February 1, 2019.
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
A1. Legal Proceedings––Patent Litigation
Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In October 2017, the Patent Trial and Appeal Board (PTAB) refused to initiate proceedings as to two patents. In June 2018, the PTAB ruled on another patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent appealed the decision. In November 2019, the U.S. Court of Appeals for the Federal Circuit vacated the PTAB’s ruling and requested that the PTAB redecide the challenge. In March and June 2019, an additional patent was found invalid in separate proceedings by the PTAB. We appealed. In January 2020, the U.S. Court of Appeals for the Federal Circuit vacated the original decision and requested that the PTAB redecide the case. Challenges to other patents remain pending in jurisdictions outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor pneumococcal vaccine into the marketplace. In the event that any of the patents are found valid and infringed, a competitor

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pneumococcal vaccine might be prohibited from entering the market or required to pay Pfizer a royalty. We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

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
Precedex Premix
Beginning in 2014, several generic manufacturers filed separate abbreviated new drug applications with the FDA, seeking approval to market their generic versions of our subsidiary Hospira’s premix version of Precedex prior to the expiration of one or more patents covering the product. One of those patents expired in March 2019, while others do not expire until 2032. In response, beginning in 2014, Hospira brought suit against these generic manufacturers, in some cases joined by Orion Corporation (co-owner of certain of our Precedex premix patents). To date, two of the actions have been settled or dismissed on terms not material to Pfizer: (i) the action filed against Ben Venue Laboratories, Inc., which was sued along with Hikma Pharmaceuticals PLC (together, succeeded by Eurohealth International Sarl) and West-Ward Pharmaceuticals Corp (collectively, the Ben Venue case); and (ii) the action filed against Baxter Healthcare Corporation. The remaining actions have concluded as described below.

In August 2015, Hospira filed suit against Amneal Pharmaceuticals LLC (Amneal) in the U.S. District Court for the District of Delaware asserting the validity and infringement of four patents relating to the Precedex premix formulations and their use, all of which expire in 2032. In January 2018, the District Court ruled that one of the four patents was valid and infringed, and that the other three patents were invalid. The District Court also enjoined Amneal from marketing its proposed generic product. Amneal and Hospira appealed the District Court decision and in January 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision. In March 2020, following the U.S. Court of Appeals for the Federal Circuit decision in the Fresenius case below, the District Court entered an order ending the injunction against Amneal.

In December 2015, Fresenius Kabi USA LLC (Fresenius) notified Hospira that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Hospira’s premix version of Precedex and containing allegations that certain patents relating to the Precedex premix formulations and their use, all of which expire in 2032, were invalid or not infringed. In January 2016, Hospira filed suit against Fresenius in the U.S. District Court for the Northern District of Illinois, asserting the validity and infringement of those patents. In December 2018, the District Court ruled that the asserted claims of two patents were invalid. Hospira appealed the District Court’s decision as to one of the patents to the U.S. Court of Appeals for the Federal Circuit. In January 2020, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

Separate actions in which Hospira sued Par Sterile Products LLC, Gland Pharma Limited, and Jiangsu Hengrui Medicine Co., Ltd., each in response to such generic manufacturer’s filing of a separate abbreviated new drug application with the FDA seeking approval to market their generic versions of our subsidiary Hospira’s premix version of Precedex prior to the expiration of one or more patents covering the product, were stayed pending the outcome of the case against Fresenius described above. In March 2020, following the U.S. Court of Appeals for the Federal Circuit decision in the Fresenius case above, all three cases were dismissed.
Xeljanz (tofacitinib)
Beginning in 2017, we brought patent-infringement actions against several generic manufacturers that filed separate abbreviated new drug applications with the FDA seeking approval to market their generic versions of tofacitinib tablets in one or both of 5 mg and 10 mg dosage strengths, and in both immediate and extended release forms. To date, actions against the following generic manufacturers have been settled on terms not material to Pfizer: (i) MicroLabs USA Inc. and MicroLabs Ltd.; (ii) Sun Pharmaceutical Industries Ltd.; (iii) Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC; and (iv) Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A. The remaining actions continue as described below.

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

In March 2019, we brought a separate patent infringement action against Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. (collectively, Ajanta) in the U.S. District Court for the District of Delaware asserting the infringement and validity of two patents: the patent covering the active ingredient that expires in December 2025 and the patent covering a polymorphic form of tofacitinib that expires in 2023, each of which Ajanta challenged in its abbreviated new drug application seeking approval to market a generic version of tofacitinib 5 mg tablets. In August 2019, in response to a similar challenge by Ajanta relating the tofacitinib 10 mg tablets, we brought another patent infringement action against Ajanta in the U.S. District Court for the District of Delaware.
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
Chantix (varenicline)
In January 2020, we brought a patent infringement action against Viwit Pharmaceutical Co. Ltd. (Viwit) in the U.S. District Court for the District of Delaware asserting the validity and infringement of three patents challenged by Viwit in its abbreviated new drug application seeking approval to market a generic version of varenicline, 0.5 mg and 1.0 mg tablets.
Matter Involving Our Collaboration/Licensing Partners
Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. One of the patents expired in December 2019 and the remaining patents currently are set to expire in 2026 and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

generic company challenged all three patents. We and BMS have settled with certain of the generic companies on terms not material to Pfizer, and we and BMS may settle with other generic companies in the future.
Action In Which We Are The Defendant
Inflectra (infliximab-dyyb)
In March 2015, Janssen and New York University, together, brought a patent-infringement action in the U.S. District Court for the District of Massachusetts against Hospira, Celltrion Healthcare Co. Ltd. and Celltrion Inc. alleging that infliximab-dyyb, to be marketed by Hospira in the U.S. under the brand name Inflectra, would infringe six patents relating to infliximab, its manufacture and use. Claims with respect to four of the patents were dismissed by the plaintiffs, leaving two patents at issue: the infliximab antibody patent and a patent relating to cell culture media. In January 2018, the antibody patent was declared invalid by the Court of Appeals for the Federal Circuit. In July 2018, the U.S. District Court for the District of Massachusetts granted defendants’ motion for summary judgment and ruled that the patent relating to cell culture media was not infringed. Janssen appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. In March 2020, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.
A2. Legal Proceedings––Product Litigation
Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.
Asbestos
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation (American Optical), which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. Claims against American Optical and numerous other defendants are pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.

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
Viagra
Since April 2016, a Multi-District Litigation has been pending in the U.S. District Court for the Northern District of California (In Re: Viagra (Sildenafil Citrate) Products Liability Litigation, MDL-2691), in which plaintiffs allege that they developed melanoma and/or the exacerbation of melanoma purportedly as a result of the ingestion of Viagra. Additional cases filed against Lilly with respect to Cialis have also been consolidated in the Multi-District Litigation (In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation, MDL-2691). In January 2020, the District Court granted our and Lilly’s motion to exclude all of plaintiffs’ general causation opinions. As a result, in April 2020, the District Court entered summary judgment in favor of defendants and dismissed all of plaintiffs’ claims.
Intravenous Solutions
Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Hospira, Hospira Worldwide, Inc. and certain other defendants relating to intravenous saline solution. Plaintiffs sought to represent a class consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceased. Plaintiffs alleged that the defendants’ conduct restricted output and artificially fixed, raised, maintained and/or stabilized the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs sought treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

solution in the U.S. since January 1, 2013. All actions were consolidated in the U.S. District Court for the Northern District of Illinois. In July 2018, the District Court granted defendants’ motions to dismiss the consolidated amended complaint without prejudice. Plaintiffs filed a second amended complaint in September 2018. In April 2020, the District Court granted defendants’ motions to dismiss the second amended complaint, and dismissed plaintiffs’ claims with prejudice.
On February 3, 2017, we completed the sale of our global infusion systems net assets, HIS, which includes intravenous saline solution, to ICU Medical. The litigation is the subject of cross-claims for indemnification by both Pfizer and ICU Medical under the purchase agreement.
Hormone Therapy Consumer Class Action
A certified consumer class action is pending against Wyeth in the U.S. District Court for the Southern District of California based on the alleged off-label marketing of its hormone therapy products. The case was originally filed in December 2003. The class consists of California consumers who purchased Wyeth’s hormone-replacement products between January 1995 and January 2003 and who do not seek personal injury damages therefrom. The class seeks compensatory and punitive damages, including a full refund of the purchase price. In March 2020, the parties reached an agreement, and obtained preliminary court approval, to resolve this matter for $200 million.
EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In August 2017, a similar lawsuit brought in the U.S. District Court for the District of New Jersey on behalf of a purported class of direct purchaser plaintiffs against Pfizer, King, Meridian and Mylan was voluntarily dismissed without prejudice. In February 2020, a similar lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, King, Meridian and the Mylan entities on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants (the 2020 Lawsuit). Against Pfizer and/or its affiliates, plaintiffs in these actions generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated the federal Racketeer Influenced and Corrupt Organizations Act. Plaintiffs also filed various federal antitrust, state consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2009. In August 2017, all of these actions, except for the 2020 Lawsuit, were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation (In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices and Antitrust Litigation, MDL-2785) in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties.
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
Zantac
A number of lawsuits have been filed against Pfizer in various federal courts alleging that plaintiffs developed various types of cancer, or face an increased risk of developing cancer, purportedly as a result of the ingestion of Zantac. The significant majority of these cases also name other defendants that have historically manufactured and sold Zantac. Pfizer has not sold Zantac since 2006. Plaintiffs seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement.
In February 2020, these federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re Zantac/Ranitidine NDMA Litigation, MDL-2924) in the U.S. District Court for the Southern District of Florida.
A3. Legal Proceedings––Commercial and Other Matters
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
Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut. In September 2010, our corrective measures study report was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In September 2019, the EPA acknowledged that construction of the site remedy has been completed.
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
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2018, the U.S. Department of Justice requested documents related to this matter, which have been provided.
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
Breach of Contract––Xalkori
Pfizer is a defendant in a breach of contract action brought by New York University (NYU) in the Supreme Court of the State of New York (Supreme Court). NYU alleges that it is entitled to royalties on Pfizer’s sales of Xalkori under the terms of a Research and License Agreement between NYU and Sugen, Inc. Sugen, Inc. was acquired by Pharmacia in August 1999, and Pharmacia was acquired by Pfizer in 2003 and is a wholly owned subsidiary of Pfizer. The action was originally filed in 2013. In December 2015, the Supreme Court dismissed the action and, in May 2017, the New York State Appellate Division reversed the decision and remanded the proceedings to the Supreme Court. In January 2020, the Supreme Court denied both parties’ summary judgment motions.
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
Phenytoin Sodium Capsules
In 2012, Pfizer sold the U.K. Marketing Authorisation for phenytoin sodium capsules to a third party, but retained the right to supply the finished product to that third party. In May 2013, the U.K. Competition & Markets Authority (CMA) informed us that it had launched an investigation into the supply of phenytoin sodium capsules in the U.K. market and in 2015 the CMA issued a Statement of Objections alleging that Pfizer and Pfizer Limited, a U.K. subsidiary, engaged in conduct that violates U.K. and EU antitrust laws. In 2016, the CMA imposed a £84.2 million fine on Pfizer and Pfizer Limited. Pfizer appealed the CMA decision to The Competition Appeal Tribunal (the Tribunal) in February 2017 and in June 2018, the Tribunal overturned the CMA decision as well as the associated fine. The CMA appealed the judgment to the Court of Appeal. In March 2020, the Court of Appeal affirmed the Tribunal’s decision.

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
Subpoena relating to Manufacturing of Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We have produced records pursuant to the subpoena.
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
U.S. Department of Justice Inquiries relating to India Operations
In March 2020, we received an informal request from the U.S. Department of Justice's Consumer Protection Branch seeking documents relating to our manufacturing operations in India, including at our former facility located at Irrungattukottai in India. In April 2020, we received a similar request from the U.S. Attorney’s Office for the SDNY regarding a civil investigation concerning operations at our facilities in India. We will be producing records pursuant to these requests.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2020, the estimated fair value of these indemnification obligations was not significant.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Contingent Consideration for Acquisitions
We may be required to make contingent consideration payments to sellers for certain prior business combinations. For additional information, see Notes to Consolidated Financial Statements––Note 1D. Basis of Presentation and Significant Accounting Policies: Acquisitions in our 2019 Financial Report. The estimated fair value of contingent consideration as of March 29, 2020 is $669 million, of which $124 million is recorded in Other current liabilities and $544 million is recorded in Other noncurrent liabilities in our condensed consolidated balance sheet. The estimated fair value of contingent consideration as of December 31, 2019 was $711 million, of which $160 million was recorded in Other current liabilities and $551 million was recorded in Other noncurrent liabilities in our condensed consolidated balance sheet. The decrease in the contingent consideration balance from December 31, 2019 is primarily due to payments made upon the achievement of certain milestones.
Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

At the beginning of our fiscal year 2019, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of three distinct business segments: Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (Consumer Healthcare), each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn is and through July 31, 2019, Consumer Healthcare was responsible for its own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. Biopharma and Upjohn are the only reportable segments.
Beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues and expenses associated with Meridian and Mylan-Japan are reported in our Upjohn business beginning in the first quarter of 2020. In 2019, revenues and expenses from Meridian and Mylan-Japan were recorded in our Biopharma business. We have revised prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure. As described in Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, recent acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations. For additional information on the GSK Consumer Healthcare joint venture, see Note 2.
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

Select products include: - Prevnar 13/Prevenar 13 - Eliquis - Ibrance - Xeljanz - Enbrel (outside the U.S. and Canada) - Chantix/Champix - Vyndaqel/Vyndamax - Xtandi - Sutent	Select products include: - Lipitor - Lyrica - Norvasc - Celebrex - Viagra - Certain generic medicines

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

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items (such as gains on the completion of joint venture transactions, restructuring charges, legal charges or gains and losses from equity securities) that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.

Segment Assets

We manage our assets on a Total Company basis, not by operating segment, as many of our operating assets are shared or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $166 billion as of March 29, 2020 and $167 billion as of December 31, 2019.
Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Reportable Segments:
Biopharma	$10,007	$9,045	$6,729	$5,883
Upjohn	2,022	3,214	1,191	2,279
Total reportable segments	12,028	12,259	7,920	8,162
Other business activities	—	858	(1,489)	(1,113)
Reconciling Items:
Corporate and other unallocated	—	—	(1,110)	(1,278)
Purchase accounting adjustments	—	—	(812)	(1,038)
Acquisition-related costs	—	—	(13)	(28)
Certain significant items(b)	—	—	(612)	(382)
	$12,028	$13,118	$3,885	$4,323

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
Income from continuing operations before provision for taxes on income. Biopharma’s earnings include dividend income of $77 million in the first quarter of 2020 and $64 million in the first quarter of 2019 from our investment in ViiV. For additional information, see Note 4.

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
B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
United States	$5,651	$6,175	(8)
Developed Europe(a)	1,921	2,086	(8)
Developed Rest of World(b)	1,456	1,535	(5)
Emerging Markets(c)	3,001	3,322	(10)
Revenues	$12,028	$13,118	(8)

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.5 billion in the first quarter of 2020 and $1.7 billion in the first quarter of 2019.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Product Revenues
The following table provides detailed revenue information for several of our major products:

(MILLIONS OF DOLLARS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 29, 2020	March 31, 2019
TOTAL REVENUES		$12,028	$13,118
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)		$10,007	$9,045
Internal Medicine(a)		$2,332	$2,137
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,300	1,011
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	270	273
Premarin family	Symptoms of menopause	152	168
BMP2	Development of bone and cartilage	69	67
Toviaz	Overactive bladder	60	60
All other Internal Medicine	Various	480	559
Oncology		$2,435	$1,961
Ibrance	Metastatic breast cancer	1,248	1,133
Xtandi alliance revenues	Non-metastatic and metastatic castration-resistant prostate cancer and non-metastatic castration-sensitive prostate cancer	209	168
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	205	232
Inlyta	Advanced RCC	169	73
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	149	123
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	100	80
Retacrit(b)	Anemia	89	31
Braftovi	In combination with Mektovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy	37	—
Mektovi	In combination with Braftovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation	37	—
All other Oncology	Various	192	122
Hospital(a), (c)		$2,012	$1,827
Sulperazon	Bacterial infections	187	177
Zithromax	Bacterial infections	138	104
Medrol	Anti-inflammatory glucocorticoid	129	120
Vfend	Fungal infections	74	85
Panzyga	Primary humoral immunodeficiency	74	17
Zyvox	Bacterial infections	70	64
Fragmin	Treatment/prevention of venous thromboembolism	59	60
Pfizer CentreOne(d)	Various	152	176
All other Anti-infectives	Various	444	405
All other Hospital(c)	Various	684	620
Vaccines		$1,611	$1,612
Prevnar 13/Prevenar 13	Pneumococcal disease	1,450	1,486
Nimenrix	Meningococcal disease	75	50
All other Vaccines	Various	86	77
Inflammation & Immunology (I&I)		$978	$1,037
Xeljanz	RA, PsA, UC	451	423
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	347	451
Inflectra/Remsima(b)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	158	138
All other I&I	Various	22	25
Rare Disease		$639	$470
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	231	41
BeneFIX	Hemophilia B	121	125
Genotropin	Replacement of human growth hormone	103	107
Refacto AF/Xyntha	Hemophilia A	89	106
Somavert	Acromegaly	64	59
All other Rare Disease	Various	31	31

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 29, 2020	March 31, 2019
UPJOHN(a)		$2,022	$3,214
Lipitor	Reduction of LDL cholesterol	405	622
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	357	1,186
Norvasc	Hypertension	197	300
Celebrex	Arthritis pain and inflammation, acute pain	156	174
Viagra	Erectile dysfunction	127	145
Zoloft	Depression and certain anxiety disorders	78	69
Effexor	Depression and certain anxiety disorders	77	77
EpiPen(a)	Epinephrine injection used in treatment of life-threatening allergic reactions	72	56
Xalatan/Xalacom	Glaucoma and ocular hypertension	61	62
All other Upjohn	Various	492	523
CONSUMER HEALTHCARE BUSINESS(e)		$—	$858
Total Alliance revenues	Various	$1,382	$1,090
Total Biosimilars(b)	Various	$288	$179
Total Sterile Injectable Pharmaceuticals(f)		$1,407	$1,237

(a)
Beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues associated with our Meridian subsidiary, except for product revenues for EpiPen sold in Canada, and Mylan-Japan, are reported in our Upjohn business beginning in the first quarter of 2020. We have reclassified revenues associated with our Meridian subsidiary and Mylan-Japan from the Hospital and Internal Medicine categories to the Upjohn business to conform 2019 product revenues to the current presentation.

(b)	Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima and Retacrit.

(c)
Hospital is a business unit that commercializes our global portfolio of sterile injectable and anti-infective medicines. Hospital also includes Pfizer CentreOne(d). All other Hospital primarily includes revenues from legacy Sterile Injectables Pharmaceuticals (SIP) products (that are not anti-infective products) and, to a much lesser extent, solid oral dose products (that are not anti-infective products). SIP anti-infective products that are not individually listed above are recorded in “All other Anti-infectives”.

(d)
Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements.

(e)
On July 31, 2019, Pfizer’s Consumer Healthcare business, an over-the-counter medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. For additional information, see Note 2B.

(f)	Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital business, including anti-infective sterile injectable pharmaceuticals.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Event

Prior to May 4, 2020, Pfizer’s Series A convertible perpetual preferred stock (the “Preferred Stock”) was held by an employee stock ownership plan trust (the “Trust”). On April 28, 2020, the independent fiduciary under the Trust directed the trustee and custodian of the Trust to convert all of the shares of the Preferred Stock held in the Trust to shares of Pfizer common stock, in accordance with the certificate of designations for the Preferred Stock. All outstanding shares of Preferred Stock were converted into shares of Pfizer common stock on May 4, 2020. The Trust received an aggregate of 1,070,369 shares of Pfizer common stock upon conversion, with zero shares of Preferred Stock remaining outstanding as a result of the conversion.

Review Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiaries (the Company) as of March 29, 2020, the related condensed consolidated statements of income, comprehensive income and equity for the three-month periods ended March 29, 2020 and March 31, 2019, the related condensed consolidated statements of cash flows for the three-month periods ended March 29, 2020 and March 31, 2019 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. All trademarks in this MD&A are the property of their respective owners. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 44

This section provides information about the following: Our Business; Our Business Development Initiatives; Our First Quarter 2020 Performance; Our Operating Environment; The Global Economic Environment; Our Strategy; and Our Financial Guidance for 2020.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 53
This section discusses updates to our 2019 Financial Report disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements.
●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 54
This section includes the following sub-sections:
	○ Revenues by Operating Segment and Geography	Beginning on page 55
This sub-section provides an overview of revenues by operating segment and geography as well as revenue deductions.
	○ Revenues––Selected Product Discussion	Beginning on page 57
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments––Biopharmaceutical	Beginning on page 62
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 66
This sub-section provides a discussion about our costs and expenses.
	○ Provision for Taxes on Income	Beginning on page 68
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 68
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 73
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 77
This section provides an analysis of our cash flows for the first three months of 2020 and 2019.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 78

This section provides an analysis of selected measures of our liquidity and of our capital resources as of March 29, 2020 and December 31, 2019, as well as a discussion of our outstanding debt and other commitments that existed as of March 29, 2020 and December 31, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 81
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 81
This section provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A.
Certain amounts in this MD&A may not add due to rounding. All percentages have been calculated using unrounded amounts.

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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and, through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information about this operating structure, see Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information and the “Commercial Operations” section in Part I, Item 1, “Business” of our 2019
Form 10-K.
Beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues and expenses associated with Meridian and Mylan-Japan are reported in our Upjohn business beginning in the first quarter of 2020. In 2019, revenues and expenses from Meridian and Mylan-Japan were recorded in our Biopharma business. We performed certain reclassifications between the Biopharma and Upjohn segments to conform 2019 segment revenues and expenses associated with Meridian and Mylan-Japan to the current presentation. There was no impact to our consolidated financial statements.
The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2019 Form 10-K, the biopharmaceutical industry is highly competitive and highly regulated. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, the ability to replenish innovative biopharmaceutical products, healthcare legislation, pipeline productivity, the regulatory environment, pricing and access pressures, product manufacturing and competition. We also face challenges as a result of the global economic environment. For additional information about these factors and challenges, see the “Our Operating Environment” and “The Global Economic Environment” sections of this MD&A and in our 2019 Financial Report and Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three months ended February 23, 2020 and February 24, 2019. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three months ended March 29, 2020 and March 31, 2019.
References to operational variances in this MD&A pertain to period-over-period growth rates that exclude the impact of foreign exchange. The operational variances are determined by multiplying or dividing, as appropriate, our current period U.S. dollar results by the current period average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the prior-year period average foreign exchange rates. Although exchange rate changes are part of our business, they are not within our control. Exchange rate changes, however, can mask positive or negative trends in the business; therefore, we believe presenting operational variances provides useful information to evaluate the results of our business.
Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, mergers and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We continue to evaluate business development transactions that have the potential to strengthen our businesses and their capabilities, such as our acquisitions of Array, Therachon, Hospira, Medivation, Anacor and AstraZeneca’s small molecule anti-infectives business, as well as collaborations, and alliance and license agreements with other companies. We assess our businesses, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our businesses.

Our significant recent business development activities include:

•
Agreement with Valneva SE––On April 30, 2020, we signed an agreement to develop and commercialize Valneva’s Lyme disease vaccine candidate VLA15, which is currently in Phase 2 clinical studies. VLA15 is the only active Lyme disease vaccine program in clinical development today, and covers six serotypes that are prevalent in North America and Europe. The program was granted Fast Track designation by the FDA in July 2017 and Valneva expects to report the first Phase 2 results in mid-2020. Valneva and Pfizer will work closely together throughout the development of VLA15. Valneva is eligible to receive a total of $308 million in cash payments consisting of a $130 million upfront payment, $35 million in development milestones and $143 million in early commercialization milestones. Under the terms of the agreement, Valneva will fund 30% of all development costs through completion of the development program, and in return we will pay Valneva tiered royalties. We will lead late-stage development and have sole control over commercialization.

•
Agreement with BioNTech SE––On April 9, 2020, we signed a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. The collaboration aims to rapidly advance multiple COVID-19 vaccine candidates into human clinical testing based on BioNTech’s proprietary mRNA vaccine platforms, with the objective of ensuring rapid worldwide access to the vaccine, if approved. The collaboration will leverage our broad expertise in vaccine research and development, regulatory capabilities, and global manufacturing and distribution network. We and BioNTech plan to jointly conduct clinical trials for the COVID-19 vaccine candidates initially in the U.S. and Europe across multiple sites. In late April 2020, Pfizer and BioNTech announced that the German regulatory authority, the Paul-Ehrlich-Institut, approved the Phase 1/2 clinical trial and the first patients were dosed with a BNT162 vaccine candidate shortly thereafter. In addition, Pfizer and BioNTech received regulatory approval to begin a Phase 1/2 clinical trial for BNT162 in the U.S., and announced in May 2020 that the first patients in the U.S. have been dosed with a BNT162 vaccine candidate. In connection with the agreement, we will pay BioNTech an upfront cash payment of $72 million and we made an equity investment of $113 million. BioNTech is eligible to receive potential future milestone payments of up to $563 million for a total consideration of $748 million. While Pfizer and BioNTech will share development costs equally if the vaccine is approved and successfully commercialized, Pfizer will be responsible for all of the development costs until commercialization of the vaccine. Thereafter, BioNTech would repay Pfizer its 50 percent share of these development costs through reductions in gross profit sharing and milestone payments to BioNTech over time. BioNTech and Pfizer will also work jointly to commercialize the vaccine worldwide (excluding China, which is subject to a separate collaboration between BioNTech and Fosun Pharma) if development is successful and regulatory approval is obtained.

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture is a category leader in pain relief, respiratory and vitamins, minerals and supplements, and therapeutic oral health and is the largest global OTC consumer healthcare business. Our financial results, and our Consumer Healthcare segment’s operating results, for the first quarter of 2019 reflect three months of Consumer Healthcare segment operations while financial results for the first quarter of 2020 do not reflect any contribution from the Consumer Healthcare business. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition and Equity-Method Investment: Equity-Method Investment.

•
Agreement to Combine Upjohn with Mylan N.V.––On July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun off or split off to Pfizer’s shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction is now anticipated to close in the second half of 2020, subject to Mylan shareholder approval and satisfaction of other customary closing conditions, including receipt of regulatory approvals. We expect to incur costs of approximately $500 million in connection with fully separating Upjohn, inclusive of $260 million incurred since inception and through first quarter of 2020. Such charges will include costs and expenses related to separation of legal entities and anticipated transaction costs.

For a description of the more significant recent transactions through February 27, 2020, the filing date of our 2019 Form 10-K, see the “Our Business Development Initiatives” section of our 2019 Financial Report.

Our First Quarter 2020 Performance

Revenues
Revenues decreased $1.1 billion, or 8%, in the first quarter of 2020, compared to the same period in 2019, reflecting an operational decrease of $1.0 billion, or 7%, as well as the unfavorable impact of foreign exchange of $134 million, or 1%. Excluding the impact of Consumer Healthcare, revenues decreased 1% operationally, reflecting a 37% operational decline in our Upjohn business mainly due to the U.S. loss of exclusivity of Lyrica, which was partially offset by 12% operational growth in our Biopharma business. We estimate that the first quarter of 2020 includes a net favorable impact of approximately $150 million, or 1%, due to COVID-19, primarily reflecting increased demand for certain products in Pfizer’s Hospital portfolio and an increase in wholesaler buying patterns for Eliquis, partially offset by a decline in patient visits to doctors’ offices and elective surgical procedures during the first quarter of 2020.
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
Income from Continuing Operations Before Provision for Taxes on Income
The following provides an analysis of the decrease in Income from continuing operations before provision for taxes on income for the first quarter of 2020:

(MILLIONS OF DOLLARS)
Income from continuing operations before provision for taxes on income, for the three months ended March 31, 2019	$4,323
Unfavorable change in revenues	(1,089)
Favorable/(Unfavorable) changes:
Lower Cost of sales(a)	55
Lower Selling, informational and administrative expenses(b)	465
Lower Amortization of intangible assets(c)	298
Lower asset impairment charges(d)	150
Non-recurrence of net losses on early retirement of debt(d)	138
Lower business and legal entity alignment costs(d)	119
Higher net losses recognized during the period on equity-securities(d)	(365)
Unfavorable change in the fair value of contingent consideration(d)	(80)
Higher net interest expense(d)	(61)
All other items, net	(67)
Income from continuing operations before provision for taxes on income, for the three months ended March 29, 2020	$3,885

(a)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(b)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.

(c)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.

(d)	See the Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.
For information on our tax provision and effective tax rate see the “Provision for Taxes on Income” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 5. Tax Matters.

Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our current products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. For example, Lyrica lost patent protection in the U.S. in June 2019 and multi-source generic competition began in July 2019. Also, the basic product patent for Chantix in the U.S. will expire in November 2020. We expect the impact of reduced revenues due to patent expiries will be significant in 2020, then moderating downward to a much lower level from 2021 through 2025.

For additional information, including the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires and recent and expected losses of product exclusivity, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2019 Form 10-K.
We will continue to aggressively defend our patent rights whenever we deem appropriate. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 12A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation.

Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business”, of our 2019 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$134	$135
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.	39	50

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Governments, MCOs and other payor groups continue to seek increasing discounts on our products through a variety of means and could have a material adverse impact on our results of operations. We believe that medicines are amongst the most powerful tools for patients in curing, treating and preventing illness and disability, and that all patients should have appropriate access to the medicines their doctors prescribe. We may consider a number of factors when determining a medicine’s price, including, for example, its impact on patients and their disease, other available treatments, the medicine’s potential to reduce other healthcare costs (such as hospital stays), and affordability. Within the U.S., in particular, we may also engage with patients, doctors and healthcare plans regarding their views. We also negotiate with insurers, including PBMs and MCOs, often providing significant discounts to them from the list price. The price that patients pay in the U.S. for the medicines their physicians prescribe is ultimately set by healthcare providers and insurers. On average, in the U.S., insurers impose a higher out-of-pocket burden on patients for prescription medicines than for comparably-priced medical services. Private third-party payers and federal and state governments in the U.S. continue to take action to manage the utilization of drugs and control the cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. We will continue to work with insurance providers, governments and others to improve access to today’s innovative treatments. Certain governments, including the different EU member states, the U.K., China, Japan, Canada, South Korea and some other international markets, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power as large single payers to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. For additional information, see the “Government Regulation and Price Constrains” section in Part I, Item 1, “Business” of our 2019 Form 10-K.

Other Industry-Specific Challenges

Regulatory agencies periodically inspect our drug manufacturing facilities to evaluate compliance with cGMP or other applicable requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, recall of a product, delays or denials of product approvals, import bans or denials of import certifications, any of which could have a material adverse effect on our business, financial condition and results of operations. In December 2019-January 2020, for example, the FDA conducted an inspection of our McPherson facility and issued an inspection report noting several findings to which Pfizer responded. Based on the outcome of this inspection, the FDA upgraded the inspection classification of the McPherson site to Voluntary Action Indicated (VAI) from Official Action Indicated. VAI status will allow supplements, including those for manufacturing changes/improvements and new products, to proceed for approval following the normal FDA process for a site with an acceptable compliance status. For additional information, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Product Manufacturing” section of our 2019 Financial Report.

In addition, we and other pharmaceutical companies continue to face other industry-specific challenges that can significantly impact our business, including, among others, the regulatory environment, pipeline productivity and competition. For additional information, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Regulatory Environment––Pipeline Productivity” and “––Competition” sections of our 2019 Financial Report and Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses of our size, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally.
COVID-19 Pandemic. In December 2019, illnesses associated with COVID-19 were reported and the virus has since caused widespread and significant disruptions to daily life and economies across geographies. The World Health Organization has classified the outbreak as a pandemic. Our business, operations and financial condition and results have been impacted to varying degrees, which we currently expect to primarily impact the second quarter of 2020.
Pfizer’s Response to COVID-19
We are fully committed to confronting the public health challenge posed by the COVID-19 pandemic by collaborating with industry partners and academic institutions to develop potential approaches to prevent and treat COVID-19. Our researchers and scientists also have been exploring potential new uses of existing medicines in our portfolio that may be able to help infected patients. We aim to leave no stone unturned as we explore every option to help provide society with a treatment or vaccine.
In response to the COVID-19 pandemic, in March 2020, we issued a five-point plan calling on the biopharmaceutical industry to join us in committing to unprecedented collaboration to combat COVID-19. In April 2020, we announced some important advances in the battle against the COVID-19 pandemic, including, among others:

•	We and The Pfizer Foundation announced the commitment of $40 million in medical and charitable cash grants to help combat the health effects of the COVID-19 pandemic in the U.S. and around the world. The Pfizer Foundation is a charitable organization established by Pfizer Inc. It is a separate legal entity from Pfizer Inc. with distinct legal restrictions.

•
We confirmed a lead compound and analogues to be potent inhibitors of the SARS-CoV-2 3C-like protease, based on the results of initial screening assays. In addition, preliminary data suggest the lead protease inhibitor shows antiviral activity against SARS-CoV-2. Consequently, we will continue to perform pre-clinical confirmatory studies, including further anti-viral profiling and assessment of the suitability of the lead molecule for IV administration clinically. In parallel, we are also investing in materials with the aim of accelerating the start of a potential clinical study of the lead molecule to the third quarter of 2020, subject to positive completion of the pre-clinical confirmatory studies and regulatory approval.

•
We entered into a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. In late April 2020, we and BioNTech announced that the German regulatory authority, the Paul-Ehrlich-Institut, approved the Phase 1/2 clinical trial and the first patients were dosed with a BNT162 vaccine candidate shortly thereafter. In addition, Pfizer and BioNTech received regulatory approval to begin a Phase 1/2 clinical trial for BNT162 in the U.S., and announced in May 2020 that the first patients in the U.S. have been dosed with a BNT162 vaccine candidate. For additional information on our collaboration with BioNTech, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A.

•	We are also evaluating existing Pfizer medicines, which are the subject of novel research projects for investigation in COVID-19 patients.
Despite our significant investments and efforts, our development programs for any potential treatment or vaccine for COVID-19 may not be successful as the risk of failure is significant and there can be no certainty these efforts will yield a successful product nor that these costs will ultimately be recouped. In addition, we may change the way we approach or provide additional research funding for potential drug development related to COVID-19. We will continue to share information from our portfolio and emerging candidates that could benefit the global effort to respond to this unprecedented healthcare crisis.
Impact of COVID-19 on Pfizer’s Business and Operations
We are continuing to monitor the latest developments regarding the COVID-19 pandemic on our business, operations, and financial condition and results, and have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impact of the pandemic. For additional information, please also see our financial guidance set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2020” section of this MD&A. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally, the duration of the pandemic, new information that may emerge concerning the severity and incidence of COVID-19, the safety, efficacy and availability of a vaccine and treatments for

COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines. We are focused on all aspects of our business and are implementing measures aimed at mitigating issues where possible, including by using digital technology to assist in operations for our commercial, manufacturing, R&D and enabling functions globally.

•
Our Colleagues. Our colleagues and customers have both had disruptions to the normal ways of working. At this time, our colleagues in most locations who are able to perform their job functions outside of our facilities are working remotely. Certain of our colleagues, primarily those in the Pfizer Global Supply, Worldwide Research and Development, and Global Product Development organizations, have roles whose physical presence at our facilities is required to perform their job function. These colleagues continue to report to work but are subject to strict protocols intended to reduce the risk of transmission, including social distancing, maintaining contact logs, increased cleaning and use of personal protective equipment as necessary.

•
Our Sales and Marketing. We have experienced an impact on our sales and marketing activities due to widespread restrictions on in-person meetings with healthcare professionals and the refocused attention of the medical community on fighting COVID-19. Access to prescribers for sales force colleagues during the first quarter of 2020 was mixed, with those in China unable to meet with healthcare professionals for most of the quarter, while those in the U.S. were unable to meet in-person with healthcare professionals starting in the second half of March.

As a result of the lower number of in-person meetings with prescribers and restrictions on patient movements due to government-mandated work-from-home or shelter-in-place policies, the rate of new prescriptions for certain products and of vaccination rates for most vaccines has slowed, which is currently expected to primarily impact our second quarter of 2020 financial results. These declines are expected to be partially offset by existing patients refilling prescriptions that extend the per-prescription treatment duration to avoid going to pharmacies as frequently, which had a modest favorable impact in the first quarter of 2020 and is expected to continue in the second quarter of 2020. In addition, certain of our medicines saw increased demand, which we believe may be due to physicians apparently prescribing them to treat or prevent COVID-19 related conditions, including Prevnar 13/Prevenar 13 for streptococcus pneumoniae in adults and certain anti-infective products, as well as certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients. These products are not approved for use in the treatment or prevention of COVID-19, and, therefore, we do not know the benefit/risk profile for their use in this disease.

•
Our Manufacturing and Supply Chain. Our manufacturing and supply chain professionals have been working continuously in an effort to ensure continued patient access to our medicines and vaccines. Across our plant network, we have implemented our preparedness plan to control site operations. To date, we have not seen a significant disruption in our supply chain, and all of our manufacturing sites around the world have continued to operate at or near normal levels. So far, we have been able to mitigate distribution issues that have arisen, including by using newly available commercial air capacity to transport inventory. We continue to monitor for actions by governments that could result in disruptions to supply movements.

In addition, we are taking a number of steps simultaneously to scale up manufacturing operations at risk to accelerate our ability to supply a potential novel treatment or vaccine for COVID-19. We are also committed to offering any excess manufacturing capacity and to potentially shifting production in order to support others’ efforts to manufacture any life-saving breakthroughs that may be developed to combat COVID-19.

•
Our Clinical Trials. In late March 2020, we paused the recruitment portion of certain ongoing global interventional clinical studies and delayed most new study starts. We took this action in the interests of public health, so that clinical site partners and we could concentrate on care for patients in ongoing clinical trials and to avoid adding to the demands on the healthcare system during the peak of the COVID-19 crisis.

In late April 2020, we began to restart recruitment across the development portfolio, including new study starts, at all clinical trial sites that are currently operational and where we and investigators are able to monitor safety and where health authorities have allowed recruitment to resume. We will work with investigator sites to ensure their readiness before any new study participants are enrolled. Completion of certain studies currently in the recruitment stage or studies that have yet to begin could be delayed.
For all ongoing clinical trials, we are working closely with clinical trial sites to understand their needs and are performing remote monitoring to oversee study conduct. In addition, processes to enable tele-health and home healthcare are being utilized where appropriate to continue the data collection process and support patient safety.

•
Our Products. Our portfolio of products comprises medicines and vaccines which may experience varying impacts from the COVID-19 pandemic. Some of our products, such as Eliquis and Ibrance, are medically necessary but also more reliant on maintenance therapy with continuing patients in addition to new patients. Certain other products, such as Vyndaqel/Vyndamax and Chantix/Champix as well as products used in certain elective surgeries, are more reliant on new patient starts and typically require doctor visits, and some other medicines have been identified as medically necessary for treatment in the pandemic, such as certain of our Hospital sterile injectable products. A large proportion of our portfolio is comprised of oral or self-injected medicines that do not require a visit to an infusion center or a doctor’s office for administration of the medicines, although we anticipate a temporary slowdown for vaccines or other physician-administered medicines which do require doctor’s visits. Specialty pharmacy channels, from which we derive a majority of our revenue, enable direct delivery of these specialty medicines to patients.

•
Our Financial Condition and Access to Capital Markets. Due to our significant operating cash flows, as well as our financial assets, access to capital markets and revolving credit agreements, we believe we have, and will maintain, the ability to meet liquidity needs for the foreseeable future.

We will continue to pursue efforts to maintain the continuity of our operations while monitoring for new developments related to the COVID-19 pandemic, which are unpredictable. Future COVID-19 developments could result in additional favorable or unfavorable impacts on our business, operations or financial condition and results. If we experience significant disruption in our manufacturing or supply chains or significant disruptions in clinical trials or other operations, or if demand for our products is ultimately significantly reduced as a result of the COVID-19 pandemic, we could experience a material adverse impact on our business, operations and financial condition and results. For additional information, please also see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
For other global economic environment matters impacting our business, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” section of our 2019 Financial Report.
These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our medicines and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We continue to work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize patient access and minimize any adverse impact on our revenues. We remain firmly committed to fulfilling our Company’s purpose: Breakthroughs that change patients’ lives. By doing so, we expect to create value for the patients we serve and for our colleagues and shareholders. For a more comprehensive discussion of our strategy including additional discussion of certain items below, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy” section of our 2019 Financial Report.
Organizing for Growth
We believe we have one of the strongest pipelines we have had in over a decade, and believe we are well positioned for future growth. Additional patent expiries will continue over several years, and we expect the impact of reduced revenues due to patent expiries will be significant in 2020, then moderating downward to a much lower level from 2021 through 2025. This confluence of events has provided us an opportunity to look at and refine how we organize our business to best achieve sustainable growth and to deliver our medicines and vaccines to the maximum number of people who need them.

At the beginning of our fiscal year 2019, we began to manage our commercial operations through a new global structure consisting of three businesses, each led by a single manager—Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and, through July 31, 2019, Pfizer’s Consumer Healthcare business. We designed this new global structure to take advantage of new growth opportunities driven by the evolving and unique dynamics of relevant markets. For additional information about each business, see Notes to Condensed Consolidated Financial Statements—Note 13A. Segment, Geographic and Other Revenue Information: Segment Information. As part of our Organizing for Growth initiative, we also reorganized our R&D operations, as explained in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of our 2019 Financial Report.
Subsequent to the re-alignment of our commercial operations in 2019, on July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. For additional information, see the “Our Business Development Initiatives” section above in this MD&A. We believe the new company will transform and accelerate Upjohn’s and Mylan’s ability to serve patients’ needs and expand their capabilities across more than 165 markets. The combination will drive a sustainable, diverse and differentiated portfolio of prescription medicines, complex generics, over-the-counter products and biosimilars supported by commercial and regulatory expertise, established infrastructure, R&D capabilities and manufacturing and supply chain excellence.
As we prepare for expected growth, we are focused on creating a simpler, more efficient organization by streamlining structures, processes and governance within each business and the functions that support them. As our innovative pipeline matures based on anticipated progression of current trials and the initiation of new pivotal trials, including new trials for medicines we may acquire or in-license, we will need to increase our R&D investments. In addition, as our pipeline potentially delivers new commercialization opportunities, we will need to increase our investments in new-market-creation activities. We have initiated an enterprise-wide digital effort to accelerate drug development, enhance experiences (patient and physician) and access and leverage technology and robotics to simplify and automate our processes.
Transforming to a More Focused Company
With the formation of the GSK Consumer Healthcare venture and the anticipated combination of Upjohn with Mylan, Pfizer is transforming itself into a more focused, global leader in science-based innovative medicines. As a result, we began, in the fourth quarter of 2019, to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base, which is expected to be 20% less (based on the midpoint of the range for 2020 New Pfizer revenue guidance, compared to 2019 Total Company reported revenue) as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial. For additional information, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our Financial Guidance for 2020
On April 28, 2020, we updated our 2020 financial guidance for Total Company primarily to reflect actual and anticipated COVID-19-related impacts.
The guidance update reflects management’s current expectations for operational performance, foreign exchange rates as well as various COVID-19-related uncertainties, primarily those related to the severity, duration and global macroeconomic impact of the pandemic. Key guidance assumptions related to COVID-19 include:

▪	Patient visits with physicians, vaccinations and elective surgical procedures will rebound starting in the second half of 2020 and align more closely with historical levels;

▪	New-to-brand prescription trends for certain key products and vaccination rates will resume on a similar trajectory to what was seen in 2019, beginning in the second half of 2020;

▪	Access to prescribers for sales force colleagues is restored in the second half of 2020;

▪	Clinical trial enrollment, including new study starts, will fully resume in the second half of 2020;

▪	Pfizer’s manufacturing and supply chain activities are not materially disrupted; and

▪	Pfizer’s investments in potential treatments and a potential vaccine for COVID-19 continue throughout 2020.
Based on these assumptions, Pfizer reaffirmed or updated the following 2020 financial guidance components for Total Company, which reflects a full year of revenue and expense contributions from Biopharma and Upjohn:

▪
Guidance range for revenues was reaffirmed at $48.5 to $50.5 billion, absorbing a $0.6 billion unfavorable impact from changes in foreign exchange rates in relation to the U.S. dollar since mid-January 2020, primarily the weakening of the Brazilian real, the euro, the Mexican peso and the Chinese yuan.

▪
Guidance range for Adjusted cost of sales as a percentage of revenues was lowered by 40 basis points to a range of 19.5% to 20.5%, primarily to reflect the favorable impact of product mix and other efficiencies.

▪
Guidance range for Adjusted SI&A expenses was lowered by $500 million to a range of $11.5 to $12.5 billion, primarily to reflect incremental cost-savings opportunities, primarily reductions in indirect SI&A spend associated with corporate enabling functions, as well as actual and anticipated COVID-19-related spending reductions.

▪
Guidance range for Adjusted R&D expenses was increased by $500 million to a range of $8.6 to $9.0 billion, solely to reflect incremental investments Pfizer anticipates making in 2020 to combat the COVID-19 pandemic, including development of potential anti-viral treatments and a potential vaccine, as well as the evaluation of existing Pfizer medicines, which are the subject of novel research projects for investigation in COVID-19 patients.

▪	Guidance range for Adjusted diluted EPS was reaffirmed at $2.82 to $2.92, absorbing a $0.04 unfavorable impact from changes in foreign exchange rates since mid-January 2020.

Pfizer’s updated 2020 financial guidance is presented below(a), (b):
Revenues	$48.5 to $50.5 billion
Adjusted cost of sales as a percentage of revenues	19.5% to 20.5%
(previously 19.9% to 20.9%)
Adjusted selling, informational and administrative expenses	$11.5 to $12.5 billion
(previously $12.0 to $13.0 billion)
Adjusted research and development expenses	$8.6 to $9.0 billion
(previously $8.1 to $8.5 billion)
Adjusted other (income)/deductions	Approximately $800 million of income
Effective tax rate on adjusted income	Approximately 15.0%
Adjusted diluted EPS	$2.82 to $2.92

(a)	The 2020 financial guidance reflects the following:

•
Financial guidance for Total Company reflects a full-year 2020 contribution from Biopharma and Upjohn, the current construct of the company, and excludes any impact from the pending Upjohn combination with Mylan.

•	Does not assume the completion of any business development transactions not completed as of March 29, 2020, including any one-time upfront payments associated with such transactions.

•
Includes Pfizer’s pro rata share of the GSK Consumer Healthcare joint venture anticipated earnings, which is recorded in Adjusted other (income)/deductions on a one-quarter lag. Therefore, 2020 financial guidance for Adjusted other (income)/deductions and Adjusted diluted EPS reflects Pfizer’s share of the joint venture’s earnings that were generated in the fourth quarter of 2019 (recorded by Pfizer in the first quarter of 2020) as well as Pfizer’s share of the joint venture’s projected earnings during the first three quarters of 2020.

•
Reflects an anticipated negative revenue impact of $2.4 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Exchange rates assumed are a blend of actual exchange rates in effect through first-quarter 2020 and mid-April 2020 rates for the remainder of the year. Financial guidance reflects the anticipated unfavorable impact of approximately $0.9 billion on revenues and approximately $0.06 on Adjusted diluted EPS as a result of changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2019.

•	Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 5.6 billion shares, which assumes no share repurchases in 2020.

(b)
For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

Beginning in 2020, Upjohn began managing Pfizer’s Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues and expenses associated with Meridian and Mylan-Japan are reported in Pfizer’s Upjohn business beginning in the first quarter of 2020.
Pfizer, Upjohn and Mylan are in the process of negotiating the terms on which Pfizer would transfer the Meridian business and/or certain Pfizer assets that currently form part of the Mylan-Japan collaboration to Viatris following the completion of the proposed combination of Upjohn and Mylan. There can be no assurance that any agreement or transaction will result from these negotiations, and if the parties are unsuccessful in their efforts to negotiate the terms of such potential transactions, the Meridian business and/or the Pfizer assets that currently form part of the Mylan-Japan collaboration will remain with Pfizer.
2020 Financial Guidance for New Pfizer

2020 updated financial guidance for New Pfizer is presented below(a), (b):
Revenues	$40.7 to $42.3 billion
Adjusted IBT Margin(c)	Approximately 37.0%
Adjusted Diluted EPS	$2.25 to $2.35
Operating Cash Flow(d)	$10.0 to $11.0 billion
(previously $11.0 to $12.0 billion)

(a)
New Pfizer revenue guidance absorbs a $500 million unfavorable impact from changes in foreign exchange rates since mid-January 2020. The financial guidance for New Pfizer also reflects a full-year 2020 pro forma view of the company assuming the pending Upjohn combination with Mylan was completed at the beginning of 2020. Therefore, New Pfizer reflects contributions from the Biopharma business as it is presently being managed, which excludes contributions from Pfizer’s Meridian subsidiary and the Pfizer-Mylan strategic collaboration in Japan (Mylan-Japan). Pfizer’s Meridian subsidiary and Mylan-Japan were managed by Pfizer’s Biopharma business in 2019, but were moved to Upjohn in 2020. Financial guidance for New Pfizer also includes the full-year effect of the following items that assume the completion of the Upjohn combination with Mylan: (i) $12 billion of net proceeds from Upjohn to be retained by Pfizer, which Pfizer will use to repay its own existing indebtedness; and (ii) other transaction-related items, such as income from transition services agreements between Pfizer and Viatris. In addition, 2020 financial guidance for New Pfizer Adjusted IBT Margin and Adjusted diluted EPS reflects Pfizer’s share of the earnings generated by the GSK Consumer Healthcare joint venture in the fourth quarter of 2019 (recorded by Pfizer in the first quarter of 2020) as well as Pfizer’s share of the GSK Consumer Healthcare joint venture’s projected earnings during the first three quarters of 2020.

(b)
For additional information regarding an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

(c)
Adjusted income before tax margin (Adjusted IBT margin) is defined as revenue less the sum of Adjusted cost of sales, Adjusted SI&A expenses, Adjusted R&D expenses, Adjusted amortization of intangible assets and Adjusted other (income)/deductions as a percentage of revenue. Adjusted IBT Margin is presented because management believes this performance measure supplements investors’ and other readers’ understanding and assessment of the financial performance of New Pfizer. Adjusted IBT margin is not, and should not be viewed as, a substitute for U.S. GAAP income before tax margin.

(d)	Includes a $1.25 billion voluntary contribution to the U.S. qualified pension plans, planned for the second half of 2020.

2020 Financial Guidance for Upjohn

2020 reaffirmed financial guidance for Upjohn is presented below(a):
Revenues	$8.0 to $8.5 billion
Adjusted EBITDA(b)	$3.8 to $4.2 billion

(a)
Upjohn revenue guidance absorbs a $100 million unfavorable impact from changes in foreign exchange rates since mid-January 2020. Financial guidance for Upjohn reflects a full-year 2020 contribution from the Upjohn business as it is presently being managed, which includes contributions from Pfizer’s Meridian subsidiary and the Pfizer-Mylan strategic collaboration in Japan (Mylan-Japan). Pfizer’s Meridian subsidiary and Mylan-Japan were managed by Pfizer’s Biopharma business in 2019 but were moved to Upjohn in 2020.

(b)
Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) is defined as reported U.S. GAAP net income, and its components, adjusted for interest expense, provision for taxes on income and depreciation and amortization, further adjusted to exclude purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items (some of which may recur, such as gains on the completion of joint venture transactions, restructuring charges, legal charges or net gains and losses on equity securities, but which management does not believe are reflective of ongoing core operations). Adjusted EBITDA is presented because management believes this performance measure supplements investors’ and other readers’ understanding and assessment of the financial performance of Upjohn. Adjusted EBITDA as defined is not a measurement of financial performance under GAAP, and should not be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP.

Pfizer does not provide guidance for GAAP Reported financial measures (other than revenues) or a reconciliation of forward-looking non-GAAP financial measures to the most directly comparable GAAP Reported financial measures on a forward-looking basis because it is unable to predict with reasonable certainty the ultimate outcome of pending litigation, unusual gains and losses, acquisition-related expenses, gains and losses from equity securities and potential future asset impairments without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP Reported results for the guidance period.
For information about our actual costs and anticipated costs and cost savings associated with our various initiatives, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Our 2020 financial guidance is subject to a number of assumptions, as well as factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, and Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2019 Financial Report. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G ); Asset Impairments (Note 1L); Tax Assets and Liabilities and Income Tax Contingencies (Note 1P); Pension and Postretirement Benefit Plans (Note 1Q); and Legal and Environmental Contingencies (Note 1R).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the “Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions” section of our 2019 Financial Report. See also Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions in our 2019 Financial Report for a discussion about the risks associated with estimates and assumptions.
For a discussion of recently adopted accounting standards and significant accounting policies, see Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2020 and Note 1C. Basis of Presentation and Significant Accounting Policies: Revenues and Trade Accounts Receivable.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	March 29, 2020	March 31, 2019	% Change
Revenues	$12,028	$13,118	(8)

Cost of sales(a)	2,378	2,433	(2)
% of revenues	19.8%	18.5%

Selling, informational and administrative expenses(a)	2,873	3,339	(14)
% of revenues	23.9%	25.5%

Research and development expenses(a)	1,724	1,703	1
% of revenues	14.3%	13.0%

Amortization of intangible assets	885	1,183	(25)
% of revenues	7.4%	9.0%

Restructuring charges and certain acquisition-related costs	69	46	49
% of revenues	0.6%	0.4%

(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	*
% of revenues	0.1%	—

Other (income)/deductions––net	221	92	*
Income from continuing operations before provision for taxes on income	3,885	4,323	(10)
% of revenues	32.3%	33.0%

Provision for taxes on income	475	433	10
Effective tax rate	12.2%	10.0%

Income from continuing operations	3,410	3,889	(12)
% of revenues	28.4%	29.6%

Discontinued operations––net of tax	—	—	—

Net income before allocation to noncontrolling interests	3,410	3,889	(12)
% of revenues	28.4%	29.6%

Less: Net income attributable to noncontrolling interests	9	6	62
Net income attributable to Pfizer Inc.	$3,401	$3,884	(12)
% of revenues	28.3%	29.6%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.61	$0.69	(11)
Net income attributable to Pfizer Inc. common shareholders	$0.61	$0.69	(11)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.61	$0.68	(10)
Net income attributable to Pfizer Inc. common shareholders	$0.61	$0.68	(10)
* Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Revenues by Operating Segment and Geography

The following graphs show revenues by operating segment and geography:
First Quarter

2020 Revenues by Geography	% of Total
U.S.	47%
International	53%

2019 Revenues by Geography	% of Total
U.S.	47%
International	53%

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	% Change in Revenues
Operating Segments(a):
Biopharma	$10,007	$9,045	$5,213	$4,461	$4,793	$4,584	11	17	5
Upjohn	2,022	3,214	438	1,273	1,584	1,941	(37)	(66)	(18)
Consumer Healthcare	—	858	—	440	—	418	(100)	(100)	(100)
Total revenues	$12,028	$13,118	$5,651	$6,175	$6,377	$6,943	(8)	(8)	(8)

(a)
For additional information about each operating segment, see the “Analysis of Operating Segment Information” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.

First Quarter of 2020 vs. First Quarter of 2019

The following provides an analysis of the worldwide change in revenues by geographic areas in the first quarter of 2020:
	Three Months Ended March 29, 2020
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$461	$303	$158
Higher revenue for the Hospital business primarily driven by continued growth of anti-infective products in China, continued growth from Panzyga following its 2018 U.S. launch and the launches of certain anti-infectives products (Zavicefta, Cresemba and Zinforo) in international developed and emerging markets. The Hospital business also benefited from increased demand in the U.S. for certain anti-infective products and other sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients	204	122	82
Higher revenues for rare disease products driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM); and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan	178	140	39
Higher revenues for Biosimilars, primarily in the U.S.	112	94	18
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	97	83	14
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK. As a result, for the first quarter of 2019, revenues reflect three months of Consumer Healthcare segment operations, while for the first quarter of 2020, there is no contribution from the Consumer Healthcare business	(858)	(440)	(418)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(828)	(808)	(20)
Declines in revenues for Lipitor and Norvasc, primarily resulting from the VBP program in China, which was initially implemented in March 2019, and expanded nationwide beginning in December 2019	(309)	2	(311)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as additional biosimilar competition in Brazil and Japan, all of which is expected to continue	(93)	—	(93)
Other operational factors, net	80	(19)	99
Operational growth/(decline), net	(955)	(524)	(431)

Unfavorable impact of foreign exchange	(134)	—	(134)
Revenues decrease	$(1,089)	$(524)	$(565)

(a)
Certain key brands represent Eliquis, Ibrance and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

We estimate that the first quarter of 2020 includes a net favorable impact of approximately $150 million, or 1%, due to COVID-19, primarily reflecting increased demand for certain products in Pfizer’s Hospital portfolio and an increase in wholesaler buying patterns for Eliquis, partially offset by a decline in patient visits to doctors’ offices and elective surgical procedures during the first quarter of 2020.
Emerging markets revenues decreased $321 million, or 10%, in the first quarter of 2020 to $3.0 billion, reflecting an operational decrease of $233 million, or 7%, and an unfavorable impact from foreign exchange of approximately 3%. The operational decrease in emerging markets was primarily driven by Lipitor and Norvasc in our Upjohn segment, partially offset by growth from Prevenar 13, Eliquis, Ibrance, Xalkori and certain anti-infective products, primarily Zithromax and Zavicefta, in our Biopharma segment.
Revenue Deductions
Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, our adjustments of estimates, to reflect actual results or updated expectations, have not been material to our overall business. On a quarterly basis, our adjustments of estimates to reflect actual results generally have been less than 1% of revenues, and have resulted in either a net increase or a net decrease in revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product growth trends.

The following table provides information about revenue deductions:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Medicare rebates(a)	$195	$434
Medicaid and related state program rebates(a)	318	568
Performance-based contract rebates(a), (b)	910	889
Chargebacks(c)	1,419	1,556
Sales allowances(d)	1,430	1,360
Sales returns and cash discounts	271	327
Total(e)	$4,542	$5,134

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended March 29, 2020, associated with the following segments: Biopharma ($3.4 billion) and Upjohn ($1.2 billion). For the three months ended March 31, 2019, associated with the following segments: Biopharma ($2.7 billion), Upjohn ($2.2 billion) and Other ($0.2 billion).

Total revenue deductions for the first quarter of 2020 decreased 12%, compared to the first quarter of 2019, primarily as a result of:

•	a decrease in Medicaid and Medicare rebates, driven by a significant decrease in Lyrica sales in the U.S. due to multi-source generic competition that began in July 2019; and

•	a decrease in chargebacks, primarily related to Upjohn products, including Lyrica and Viagra.
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

•	Prevnar 13/Prevenar 13 (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$794	$878	(10)
International	656	608	8	11
Worldwide revenues	$1,450	$1,486	(2)	(1)
The decline in the first quarter of 2020 in the U.S. primarily reflects lower government purchases for the pediatric indication due to timing of government purchases, as well as the continued decline in revenues for the adult indication due to a high initial capture rate of the eligible population following its successful fourth-quarter 2014 launch, which resulted in a smaller remaining “catch up” opportunity (i.e., the opportunity to reach adults aged 65 years and older who have not been previously vaccinated with Prevnar 13).
The operational growth in the first quarter of 2020 internationally was primarily driven by the pediatric indication due to higher volumes reflecting continued uptake in China and the overall favorable impact of timing associated with government purchases for the pediatric indication in certain emerging markets.
On June 26, 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, which means the decision to vaccinate should be made at the individual level between health care providers and their patients, maintaining reimbursement. The recommendation reaffirms that there remains vaccine preventable pneumococcal disease in the population of adults 65 years or older, which may be prevented through direct vaccination. The ACIP’s recommendation was approved by the directors at the CDC and U.S. Department of Health and Human Services, and published by the CDC in the Morbidity and Mortality Weekly Report in the fourth quarter of 2019. The ACIP’s latest recommendation did not have an impact on Prevnar 13 revenues in 2019, due to timing of the Morbidity and Mortality Weekly Report publication, nor was there impact in the first quarter of 2020. We expect Prevnar 13 revenues from the adult indication to decline beginning in the second quarter of 2020 and through the remainder of the year.

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

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$805	$601	34
International	495	410	21	23
Worldwide revenues	$1,300	$1,011	29	29
The worldwide operational growth in the first quarter of 2020 was primarily driven by continued increased adoption in non-valvular atrial fibrillation as well as oral anti-coagulant market share gains. U.S. growth was also favorably impacted by COVID-19-related wholesaler buying patterns, partially offset by a lower net price.

•	Ibrance (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$852	$741	15
International	396	392	1	5
Worldwide revenues	$1,248	$1,133	10	11
The operational growth in the first quarter of 2020 in the U.S. was mainly driven by increased cyclin-dependent kinase (CDK) class penetration and Ibrance’s continued CDK class share leadership in its approved metastatic breast cancer indications. The operational growth in the first quarter of 2020 internationally reflects the continued strong volume growth in most markets, partially offset by pricing pressures in certain developed Europe markets, which is expected to continue.

•	Xeljanz (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$286	$298	(4)
International	166	125	33	38
Worldwide revenues	$451	$423	7	8
The decline in the U.S. in the first quarter of 2020 was primarily due to a lower net price due to higher rebating from commercial contracts signed in 2019 as well as a temporary lowering of wholesaler inventories in the first quarter of 2020. Wholesaler inventory levels for Xeljanz were restored to normal levels in early April 2020, during our second quarter, as underlying volume demand has remained consistently strong. These declines were partially offset by continued strong demand across all approved indications.
The operational growth internationally in the first quarter of 2020 was mainly driven by continued uptake in the RA indication and, to a lesser extent, from the recent launch of the UC indication in certain developed markets.

•	Lipitor (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$25	$21	17
International	380	601	(37)	(35)
Worldwide revenues	$405	$622	(35)	(34)
The worldwide operational decline in the first quarter of 2020 primarily resulted from the VBP program in China, which was initially implemented in March 2019, and expanded nationwide beginning in December 2019.

•	Lyrica (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$80	$889	(91)
International	277	298	(7)	(7)
Worldwide revenues	$357	$1,186	(70)	(70)
The worldwide decline in the first quarter of 2020 was primarily driven by the U.S. due to the expected significantly lower volumes driven by multi-source generic competition that began in July 2019.

•	Enbrel (Biopharma, outside the U.S. and Canada):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$—	$—	—
International	347	451	(23)	(21)
Worldwide revenues	$347	$451	(23)	(21)
The worldwide operational decline in the first quarter of 2020 was primarily due to continued biosimilar competition in most developed Europe markets as well as additional biosimilar competition in Brazil and Japan, all of which is expected to continue.

•	Chantix/Champix (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$212	$212	—
International	59	61	(3)	(1)
Worldwide revenues	$270	$273	(1)	—
The worldwide operational revenue was flat in the first quarter of 2020, primarily due to declines in Saudi Arabia driven by the unfavorable impact of timing associated with government purchases offset by increased demand in Spain as a result of government reimbursement starting in January 2020.

•	Vyndaqel/Vyndamax (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$127	$—	*
International	105	41	*	*
Worldwide revenues	$231	$41	*	*
The growth in the U.S. was driven by the launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM). The operational growth in international markets was primarily driven by the March 2019 launch of the ATTR-CM indication in Japan.

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

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$209	$168	25
International	—	—	—	—
Worldwide revenues	$209	$168	25	25
The growth in the U.S. in the first quarter of 2020 was primarily driven by continued strong demand for Xtandi in the metastatic (mCRPC) and non-metastatic (nmCRPC) castration-resistant prostate cancer indications and, to a lesser extent, the metastatic (mCSPC) castration-sensitive prostate cancer indication, which was approved in the U.S. in December 2019.

•	Sutent (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$52	$71	(27)
International	153	161	(5)	(2)
Worldwide revenues	$205	$232	(12)	(9)
The worldwide operational decline in the first quarter of 2020 reflects continued erosion as a result of increased competition in the U.S. and key international developed markets, partially offset by growth in certain emerging markets.

•	Norvasc (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$9	$10	(13)
International	188	289	(35)	(34)
Worldwide revenues	$197	$300	(34)	(33)
The worldwide operational decline in the first quarter of 2020 primarily resulted from the VBP program in China, which was initially implemented in March 2019, and expanded nationwide beginning in December 2019.

•	Sulperazon (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$—	$—	—
International	187	177	6	8
Worldwide revenues	$187	$177	6	8
The international operational growth in the first quarter of 2020 was driven by higher demand in China.

•	Inlyta (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$116	$33	*
International	53	40	32	36
Worldwide revenues	$169	$73	*	*

The worldwide operational growth in the first quarter of 2020 was primarily due to increased demand in the U.S. from the FDA approvals in the second quarter of 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC.

•	Inflectra/Remsima (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$84	$57	46
International	74	81	(8)	(6)
Worldwide revenues	$158	$138	14	15
The worldwide operational revenue growth in the first quarter of 2020 was primarily due to continued volume growth in the U.S., partially offset by pricing pressures globally as well as competitive pressures internationally.
The growth in the U.S. in the first quarter of 2020 was primarily driven by demand in open systems, partially offset by price erosion. While Inflectra has achieved parity access to Remicade® (infliximab) in Medicare Part B, nearly half of all commercial patients are not able to access Inflectra due to exclusionary contracting practices by J&J. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade violate federal antitrust laws. In June 2019, Pfizer received a Civil Investigative Demand from the Federal Trade Commission (FTC) seeking documents and information relating to the alleged conduct and market conditions at issue in Pfizer’s lawsuit against J&J. Pfizer understands that the FTC’s investigation is focused on J&J’s alleged conduct at issue in Pfizer’s lawsuit against J&J.

•	Celebrex (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$11	$15	(23)
International	145	159	(9)	(9)
Worldwide revenues	$156	$174	(10)	(10)
The worldwide operational decline in the first quarter of 2020 was primarily due to lower volumes in certain emerging markets, primarily in China.

•	The Premarin family of products (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$141	$158	(10)
International	10	10	1	1
Worldwide revenues	$152	$168	(10)	(10)
The worldwide operational decline in the first quarter of 2020 was primarily driven by continued competitive pressures in the U.S., which is expected to continue.

•	Xalkori (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$39	$34	14
International	110	88	24	27
Worldwide revenues	$149	$123	22	24
The worldwide operational growth in the first quarter of 2020 primarily resulted from growth in China, following the impact of inclusion of Xalkori in the 2019 National Reimbursement Drug List.

•	Viagra (Upjohn):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$17	$40	(57)
International	110	105	5	5
Worldwide revenues	$127	$145	(12)	(12)
The worldwide operational decline in the first quarter of 2020 was primarily driven by continued volume erosion due to multi-source generic competition in the U.S.

•	Alliance revenues (Biopharma):

	Three Months Ended
			% Change
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	Total	Oper.
U.S.	$1,022	$775	32
International	360	314	15	16
Worldwide revenues	$1,382	$1,090	27	27
The worldwide operational growth in the first quarter of 2020 was primarily due to increases in Eliquis and Xtandi alliance revenues included in the above discussion.
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
See the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2019 Form 10-K for information regarding the expiration of various patent rights.
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
For additional information about our R&D organization, see the “Research and Development” section in Part I, Item 1, “Business” of our 2019 Form 10-K.
A comprehensive update of Pfizer’s development pipeline was published as of April 28, 2020 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Braftovi (encorafenib)(a)	Braftovi (encorafenib) in combination with Erbitux® (cetuximab) for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy	April 2020
Xtandi (enzalutamide)	Treatment of metastatic castration-sensitive prostate cancer, which is being developed through a collaboration with Astellas	December 2019
Abrilada (adalimumab-afzb)(b)
A biosimilar to Humira® (adalimumab) for the treatment of certain patients with rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, adult Crohn's disease, UC and plaque psoriasis
November 2019
Ruxience (rituximab-pvvr)(c)	A biosimilar to Rituxan® (rituximab) for the treatment of adult patients with non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, and granulomatosis with polyangiitis and microscopic polyangiitis	July 2019
Zirabev (bevacizumab-bvzr)(d)
A biosimilar to Avastin® (bevacizumab) for the treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer
June 2019
Bavencio (avelumab)	Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of patients with advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	May 2019
Vyndaqel (tafamidis meglumine)	Treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis (ATTR-CM) in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019
Vyndamax (tafamidis)	Treatment of the cardiomyopathy of wild-type or hereditary ATTR-CM in adults to reduce cardiovascular mortality and cardiovascular-related hospitalization	May 2019

(a)	Erbitux® is a registered trademark of ImClone LLC.

(b)
Humira® is a registered trademark of AbbVie Biotechnology Ltd. Pfizer is working to make Abrilada available to U.S. patients as soon as feasible based on the terms of its agreement with AbbVie. Current plans are to launch Abrilada in 2023.

(c)	Rituxan® is a registered trademark of Biogen MA Inc.

(d)	Avastin® is a registered trademark of Genentech, Inc.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
Bavencio (avelumab)(a)	For first-line maintenance treatment of patients with locally advanced or metastatic urothelial carcinoma, which is being developed in collaboration with Merck KGaA, Germany	April 2020
tanezumab	For patients with chronic pain due to moderate-to-severe osteoarthritis (OA) who have experienced inadequate pain relief with other analgesics, which is being developed in collaboration with Lilly	March 2020
PF-06881894(b)	A potential biosimilar to Neulasta® (pegfilgrastim)	August 2019

*	The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)	Being reviewed by the FDA under its Real-Time Oncology Review pilot program.

(b)	Neulasta® is a registered U.S. trademark of Amgen Inc.
Vyndaqel (tafamidis meglumine) for the treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP; also referred to as transthyretin amyloid polyneuropathy, ATTR-PN): In June 2012, the FDA issued a Complete Response Letter (CRL) with respect to this tafamidis NDA, requesting the completion of a second efficacy study, and also asking for additional information on the data within the NDA. In April 2020, given the availability of other medicines to treat hereditary ATTR-PN, Pfizer has made the decision to withdraw the NDA.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Ruxience (rituximab)(a)	Application approved in the EU for a biosimilar to MabThera® (rituximab) for the treatment of non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, RA, granulomatosis with polyangiitis and microscopic polyangiitis, and pemphigus vulgaris	April 2020	—
Staquis (crisaborole)	Application approved in the EU for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients from 2 years of age with ≤ 40% body surface area affected	March 2020	—
tanezumab	Application filed in the EU for adult patients with moderate to severe chronic pain associated with OA for whom treatment with NSAIDs and/or an opioid is ineffective, not tolerated or inappropriate	—	March 2020
Braftovi (encorafenib) and Mektovi (binimetinib)	Application filed in Japan for second-or-third-line treatment of BRAF-mutant mCRC in patients who have received prior systemic therapy, which is being developed in collaboration with Ono Pharmaceutical Co., Ltd.	—	March 2020
Vyndaqel (tafamidis free acid)	Application approved in the EU for a once-daily 61 mg oral capsule, for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with cardiomyopathy	February 2020	—
Amsparity (adalimumab)(b)	Application approved in the EU for a biosimilar to Humira® (adalimumab) for the treatment of certain patients with RA, juvenile idiopathic arthritis, axial spondyloarthritis, psoriatic arthritis, psoriasis, hidradenitis suppurativa, Crohn’s disease, UC, uveitis, and pediatric plaque psoriasis	February 2020	—
Xeljanz (tofacitinib)	Application approved in the EU for Xeljanz (tofacitinib) 11 mg prolonged release tablets in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying antirheumatic drugs	December 2019	—
Bavencio (avelumab)	Application approved in Japan for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	December 2019	—
Braftovi (encorafenib)(c)	Application filed in the EU for Braftovi (encorafenib) in combination with Erbitux® (cetuximab), for the treatment of adult patients with mCRC with a BRAF mutation, who have received prior systemic therapy, which is being developed in collaboration with the Pierre Fabre Group	—	November 2019
Bavencio (avelumab)	Application approved in the EU for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	October 2019	—
PF-06881894(d)	Application filed in the EU for a potential biosimilar to Neulasta® (pegfilgrastim)	—	October 2019
Rituximab Pfizer (rituximab)(e)	Application approved in Japan for a biosimilar to Rituxan® (rituximab) for the treatment of CD20-positive, B-cell non-Hodgkin’s Lymphoma, CD20-positive, B-cell lymphoproliferative disease under immunosuppression, and Granulomatosis with polyangiitis, and microscopic polyangiitis	September 2019	—
Bosulif (bosutinib)	Application filed in Japan for the treatment of chronic myelogenous leukemia (CML), which is being developed in collaboration with Avillion LLP	—	July 2019
Xtandi (enzalutamide)	Application filed in the EU for the treatment of metastatic hormone-sensitive prostate cancer, which is being developed through a collaboration with Astellas	—	July 2019
Talzenna (talazoparib)	Application approved in the EU for monotherapy for the treatment of adult patients with germline breast cancer susceptibility gene (gBRCA) 1/2-mutations, who have HER2- locally advanced or metastatic breast cancer	June 2019	—
Bevacizumab Pfizer (bevacizumab)(f)	Application approved in Japan for a biosimilar to Avastin® (bevacizumab) for the treatment of metastatic colorectal cancer	June 2019	—
Daurismo (glasdegib)(g)	Application filed in the EU for Daurismo (glasdegib) in combination with low-dose cytarabine, for the treatment of newly diagnosed de novo or secondary AML in adult patients who are not candidates for standard induction chemotherapy	—	May 2019
Lorviqua (lorlatinib)	Application approved in the EU as monotherapy, for the treatment of adult patients with ALK- positive advanced non-small cell lung cancer whose disease has progressed after: • alectinib or ceritinib as the first ALK tyrosine kinase inhibitor (TKI) therapy; or • crizotinib and at least one other ALK TKI	May 2019	—

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	MabThera® is a registered trademark of F. Hoffman-La Roche AG.

(b)	Humira® is a registered trademark of AbbVie Biotechnology Ltd. Pfizer does not currently plan to commercialize Amsparity in the EU due to unfavorable market conditions.

(c)
Erbitux® is a registered trademark of ImClone LLC. In April 2020, the EMA’s CHMP adopted a positive opinion recommending the approval of Braftovi (encorafenib) in combination with Erbitux® (cetuximab), for the treatment of adult patients with metastatic CRC with a BRAF V600E mutation, who have received prior systemic therapy.

(d)	Neulasta® is a registered trademark of Amgen Inc.

(e)	Rituxan® is a registered trademark of Biogen MA Inc.

(f)	Avastin® is a registered trademark of Genentech, Inc.

(g)
In April 2020, the EMA’s CHMP adopted a positive opinion recommending the approval of Daurismo (glasdegib) in combination with low-dose cytarabine, for the treatment of newly diagnosed de novo or secondary AML in adult patients who are not candidates for standard induction chemotherapy.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Bavencio (avelumab)
A monoclonal antibody that inhibits PD-L1 for maintenance treatment, in the first-line setting, for patients with urothelial cancer, which is being developed in collaboration with Merck KGaA, Germany (ex-U.S.)

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
In March 2020, we and our partner Merck KGaA, Germany, announced an update from the Phase III JAVELIN Head and Neck 100 study evaluating avelumab in addition to chemoradiotherapy (CRT) versus standard-of-care CRT in patients with untreated locally advanced squamous cell carcinoma of the head and neck. The alliance has accepted the recommendation of the independent Data Monitoring Committee to terminate the JAVELIN Head and Neck 100 trial, as the study is unlikely to show a statistically significant improvement in the primary endpoint of progression-free survival based on a preplanned interim analysis. A detailed analysis of the Phase III JAVELIN Head and Neck 100 study is being conducted and study findings will be shared with the scientific community.

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

ritlecitinib (PF-06651600)	A selective dual Janus kinase 3 (JAK3) and Tyrosine kinase Expressed in hepatocellular Carcinoma (TEC) family inhibitor for the treatment of patients with moderate to severe alopecia areata
abrocitinib (PF-04965842)	A Janus kinase 1 (JAK1) inhibitor for the treatment of moderate-to-severe atopic dermatitis
PF-06425090	A prophylactic vaccine for prevention of primary clostridioides difficile infection (CDI) in individuals
PF-07265803	An oral inhibitor of p38 mitogen-activated protein kinase for the treatment of patients with symptomatic dilated cardiomyopathy due to a Lamin A/C gene mutation
PF-06801591	A monoclonal antibody that inhibits PD-1, in combination with Bacillus Calmette-Guerin (BCG), for the treatment of non-muscle invasive bladder cancer
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain, which is being developed in collaboration with Lilly
Additional product-related programs are in various stages of discovery and development.

Costs and Expenses
Our response to the COVID-19 pandemic increased certain operating expenses in the first quarter of 2020, including expenses incurred to protect colleagues that continue to work in our manufacturing facilities and R&D sites, incremental transport expenses to ensure supply chain continuity and other expenses incurred to comply with other restrictions related to COVID-19.
Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Cost of sales	$2,378	$2,433	(2)
As a percentage of Revenues	19.8%	18.5%
Cost of sales decreased $55 million, primarily due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK, partially offset by:

•	the net increase in sales volumes for various products within our product portfolio; and

•	an unfavorable change in product mix, primarily driven by higher revenues from Hospital products, which carry a higher cost to produce.
The increase in Cost of sales as a percentage of revenues in the first quarter of 2020, compared to the same period in 2019, was primarily due to all of the factors discussed above, as well as the impact of the lower Lyrica revenues in developed markets due to U.S. multi-source generic competition that began in July 2019, an unfavorable impact of foreign exchange, and lower Lipitor and Norvasc revenues due to the VBP program in China, partially offset by an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Selling, informational and administrative expenses	$2,873	$3,339	(14)
As a percentage of Revenues	23.9%	25.5%
SI&A expenses decreased $465 million mostly due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;

•	a reduction to expense resulting from the decrease in our liability to be paid to participants of our supplemental savings plan; and

•	lower investments across the Inflammation & Immunology portfolio, partially offset by:

•	separation costs associated with our planned Upjohn transaction with Mylan; and

•	additional Biopharma investment in emerging markets.
Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Research and development expenses	$1,724	$1,703	1
As a percentage of Revenues	14.3%	13.0%
R&D expenses increased $21 million, primarily due to:

•	increased spending on our Inflammation & Immunology, Vaccines and Rare Disease portfolios, primarily due to several Phase 3 programs and early stage investments; and

•	increased investments towards building new capabilities and driving automation,

partially offset by:

•	a decrease in the value of the portfolio performance share grants reflecting the decrease in the price of Pfizer’s common stock in the first quarter of 2020; and

•	decreased spending on our Oncology portfolio, as certain programs near completion.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Amortization of intangible assets	$885	$1,183	(25)
As a percentage of Revenues	7.4%	9.0%

Amortization of intangible assets decreased $298 million, primarily due to the non-recurrence of amortization expense as a result of fully amortized assets and the impairment of Eucrisa in the fourth quarter of 2019, partially offset by an increase in amortization expense related to intangible assets from our acquisition of Array.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition and Equity-Method Investment: Acquisition and —Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Restructuring credits—acquisition-related costs(a)	$—	$(9)	*
Restructuring charges—cost reduction initiatives(b)	55	19	*
Restructuring charges	56	10	*
Transaction costs(c)	3	—	*
Integration costs and other(c)	10	36	(71)
Restructuring charges and certain acquisition-related costs	69	46	49
Net periodic benefit costs	24	6	*
Total additional depreciation—asset restructuring	—	13	(98)
Total implementation costs	24	26	(8)
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$117	$92	28
* Indicates calculation not meaningful or results are equal to or greater than 100%.

(a)
Includes employee termination costs, asset impairments and other exit costs associated with business combinations. Credits in the first quarter of 2019 are due to the reversal of previously recorded accruals.

(b)
Includes employee termination costs, asset impairments and other exit costs not associated with acquisitions. For the first quarter of 2020, the charges were mostly related to asset write downs and employee termination costs. For the first quarter of 2019, the charges were primarily related to asset write downs.

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

Transforming to a More Focused Company
With the formation of the GSK Consumer Healthcare venture and the anticipated combination of Upjohn with Mylan, Pfizer is transforming itself into a more focused, global leader in science-based innovative medicines. As a result, we began, in the fourth quarter of 2019, to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base, which is expected to be 20% less (based on the midpoint of the range for 2020 New Pfizer revenue guidance, compared to 2019 Total Company reported revenue) as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial. We expect the costs associated with this multi-year effort to continue through 2022 and to total approximately $1.2 billion on a pre-tax basis with approximately 10% of the costs to be non-cash. Actions may include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs are currently in development but will include severance and benefit plan impacts, exit costs as well as associated implementation costs.
We expect net cost savings of approximately $900 million to be achieved over the three-year period 2020-2022. Certain qualifying costs associated with this program were recorded in the fourth quarter of 2019 and in the first quarter of 2020 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for additional information. These savings are expected to be realized primarily in procurement and in enabling functions (as described in the Notes to Condensed Consolidated Financial Statements––Note 13A. Segment, Geographic and Other Revenue Information: Segment Information).
For additional information about this program and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. In addition to this major initiative, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Other (income)/deductions––net	$221	$92	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
Provision for Taxes on Income

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Provision for taxes on income	$475	$433	10
Effective tax rate on continuing operations	12.2%	10.0%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Notes to Condensed Consolidated Financial Statements—Note 5. Tax Matters.
Non-GAAP Financial Measure (Adjusted Income)
General Description of Non-GAAP Financial Measure (Adjusted Income)

Adjusted income is an alternative view of performance used by management. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. Because Adjusted income is an important internal measurement for Pfizer, we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income, certain components of Adjusted income, and Adjusted diluted earnings per share in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are described below. Also, see the “Non-GAAP Financial Measure (Adjusted Income)––General Description of Non-GAAP Financial Measure (Adjusted Income)” section of our 2019 Financial Report for additional information. Similarly, we have defined the Adjusted income components as Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net each before the impact of purchase accounting for acquisitions, acquisition-related costs and certain significant items. We have defined Adjusted diluted earnings per share as Earnings per common share attributable to Pfizer Inc.––diluted before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure, the Adjusted income component measures and the Adjusted diluted earnings per share measure are not, and should not be viewed as, substitutes for U.S. GAAP net income, U.S. GAAP net income components or U.S. GAAP diluted earnings per share.

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
Effective in 2020, the bonus plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part by three metrics, one of which is Adjusted diluted earnings per share, which is derived from Adjusted income and accounts for 40% of the bonus pool funding. Additionally, the payout for some Performance Share Awards is determined in part by Adjusted net income, which is derived from Adjusted income.
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

We also recognize that, as internal measures of performance, the Adjusted income and its components and Adjusted diluted earnings per share measures have limitations, and we do not restrict our performance-management process solely to these metrics. A limitation of these measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and they do not provide a comparable view of our performance relative to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a publicly-traded pharmaceutical index, plays a significant role in determining payouts under certain of Pfizer’s long-term incentive compensation plans.

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarter of 2020 and 2019 below.
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
Acquisition-Related Costs

Adjusted income is calculated prior to considering transaction, integration, restructuring charges and additional depreciation costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only transaction costs, additional depreciation and restructuring and integration activities that are associated with a business combination or a net-asset acquisition are included in acquisition-related costs. We have made no adjustments for the resulting synergies.

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the disposal of such operations.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be: (i) gains on the completion of joint venture transactions such as the gain on the completion of the GSK Consumer Healthcare joint venture transaction discussed in Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition and Equity-Method Investment: Equity-Method Investment, (ii) gains and losses from equity securities because of their inherent volatility, which we do not control and cannot predict with any level of certainty and because we do not believe that including these gains and losses assists investors in understanding our business or is reflective of our core operations and business, (iii) a major non-acquisition-related restructuring charge and associated implementation costs; (iv) amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; (v) certain intangible asset impairments; (vi) adjustments related to the resolution of certain tax positions; (vii) the impact of adopting certain significant, event-driven tax legislation, such as the TCJA discussed in Notes to Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations in Pfizer’s 2019 Financial Report; or (viii) charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12A. Contingencies and Certain Commitments: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended March 29, 2020
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,028	$—	$—	$—	$—	$12,028
Cost of sales	2,378	4	—	—	(32)	2,350
Selling, informational and administrative expenses	2,873	—	—	—	(129)	2,745
Research and development expenses	1,724	1	—	—	2	1,727
Amortization of intangible assets	885	(814)	—	—	—	71
Restructuring charges and certain acquisition-related costs	69	—	(13)	—	(55)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	221	(3)	—	—	(403)	(186)
Income from continuing operations before provision for taxes on income	3,885	812	13	—	612	5,322
Provision for taxes on income	475	180	3	—	140	799
Income from continuing operations	3,410	632	10	—	472	4,523
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc.	3,401	632	10	—	472	4,514
Earnings per common share attributable to Pfizer Inc.––diluted	0.61	0.11	—	—	0.08	0.80
See end of tables for note (a).

	Three Months Ended March 31, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,118	$—	$—	$—	$—	$13,118
Cost of sales	2,433	4	—	—	(22)	2,415
Selling, informational and administrative expenses	3,339	1	(1)	—	(27)	3,311
Research and development expenses	1,703	1	—	—	(11)	1,693
Amortization of intangible assets	1,183	(1,120)	—	—	—	63
Restructuring charges and certain acquisition-related costs	46	—	(27)	—	(19)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	92	76	—	—	(303)	(135)
Income from continuing operations before provision for taxes on income	4,323	1,038	28	—	382	5,771
Provision for taxes on income	433	224	5	—	212	875
Income from continuing operations	3,889	814	23	—	171	4,896
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	6	—	—	—	—	6
Net income attributable to Pfizer Inc.	3,884	814	23	—	171	4,891
Earnings per common share attributable to Pfizer Inc.––diluted	0.68	0.14	—	—	0.03	0.85

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019
Purchase accounting adjustments
Amortization, depreciation and other(a)	$816	$1,042
Cost of sales	(4)	(4)
Total purchase accounting adjustments––pre-tax	812	1,038
Income taxes(b)	(180)	(224)
Total purchase accounting adjustments––net of tax	632	814
Acquisition-related costs
Restructuring credits(c)	—	(9)
Transaction costs(c)	3	—
Integration costs and other(c)	10	36
Additional depreciation––asset restructuring(d)	—	1
Total acquisition-related costs––pre-tax	13	28
Income taxes(e)	(3)	(5)
Total acquisition-related costs––net of tax	10	23
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	—
Certain significant items
Restructuring charges––cost reduction initiatives(g)	55	19
Implementation costs and additional depreciation––asset restructuring(h)	25	38
Certain legal matters, net(i)	10	(6)
Certain asset impairments(i)	—	139
Business and legal entity alignment costs(j)	115	119
Net (gains)/losses recognized during the period on equity securities(i)	195	(111)
Net losses on early retirement of debt(i)	—	138
Other(k)	212	46
Total certain significant items––pre-tax	612	382
Income taxes(l)	(140)	(212)
Total certain significant items––net of tax	472	171
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,113	$1,007

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

(c)
Included in Restructuring charges and certain acquisition-related costs. Restructuring credits for the three months ended March 31, 2019 were due to the reversal of previously recorded accruals. Transaction costs represent external costs for banking, legal, accounting and other similar services. Integration costs and other represent external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. For additional information, see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(d)
Included in Selling, informational and administrative expenses for the three months ended March 31, 2019. Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions related to acquisitions.

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

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended March 29, 2020, primarily included in Cost of sales ($15 million) and Selling, informational and administrative expenses ($15 million). For the three months ended March 31, 2019, primarily included in Cost of sales ($22 million).

(i)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
For the three months ended March 29, 2020, primarily included in Cost of sales ($15 million) and Selling, informational and administrative expenses ($98 million) and represents separation costs associated with our planned Upjohn transaction with Mylan, and mainly includes consulting, legal, tax and advisory services. For the three months ended March 31, 2019, included in Other (income)/deductions––net and represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services.

(k)
For the three months ended March 29, 2020, primarily included in Selling, informational and administrative expenses ($17 million) and Other (income)/deductions––net ($199 million). For the three months ended March 31, 2019, primarily included in Selling, informational and administrative expenses ($18 million) and Other (income)/deductions––net ($24 million). The first quarter of 2020 includes, among other things, charges of $160 million recorded in Other (income)/deductions––net primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture.

(l)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first quarter of 2019 was favorably impacted primarily by the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017.

Analysis of Operating Segment Information

The following tables and associated notes provide additional information about the performance of each of our two reportable operating segments—Biopharma and Upjohn, and our Consumer Healthcare operating segment through July 31, 2019. For additional information about each operating segment, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Organizing for Growth” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information.

As described in Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, recent acquisitions and the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture have impacted our results of operations. For additional information on the GSK Consumer Healthcare joint venture, see Notes to Condensed Consolidated Financial Statements—Note 2. Acquisition and Equity-Method Investment.
.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Three Months Ended March 29, 2020
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$10,007	$2,022	$—	$12,028	$—	$12,028
Cost of sales	1,775	497	78	2,350	28	2,378
% of revenue	17.7%	24.6%	*	19.5%	*	19.8%
Selling, informational and administrative expenses	1,492	286	967	2,745	128	2,873
Research and development expenses	185	55	1,487	1,727	(3)	1,724
Amortization of intangible assets	71	—	—	71	814	885
Restructuring charges and certain acquisition-related costs	—	—	—	—	69	69
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(6)	(6)
Other (income)/deductions––net	(245)	(7)	66	(186)	407	221
Income/(loss) from continuing operations before provision for taxes on income	6,729	1,191	(2,598)	5,322	(1,437)	3,885
See end of tables for notes (a) through (d).

	Three Months Ended March 31, 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,045	$3,214	$858	$13,118	$—	$13,118
Cost of sales	1,642	537	236	2,415	18	2,433
% of revenue	18.2%	16.7%	*	18.4%	*	18.5%
Selling, informational and administrative expenses	1,516	336	1,459	3,311	27	3,339
Research and development expenses	164	55	1,474	1,693	10	1,703
Amortization of intangible assets	63	—	—	63	1,120	1,183
Restructuring charges and certain acquisition-related costs	—	—	—	—	46	46
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(222)	7	80	(135)	227	92
Income/(loss) from continuing operations before provision for taxes on income	5,883	2,279	(2,391)	5,771	(1,449)	4,323

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Amounts represent the revenues and costs managed by each of the Biopharma and Upjohn reportable operating segments for the periods presented. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside Biopharma and Upjohn and includes the following:

	Three Months Ended March 29, 2020
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	(1)	—	—	79	78
Selling, informational and administrative expenses	29	—	106	832	967
Research and development expenses	578	771	6	132	1,487
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	3	(4)	1	66	66
Income/(loss) from continuing operations before provision for taxes on income	(609)	(767)	(113)	(1,110)	(2,598)

	Three Months Ended March 31, 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$858	$—	$858
Cost of sales	—	—	275	(38)	236
Selling, informational and administrative expenses	21	—	388	1,050	1,459
Research and development expenses	532	726	30	185	1,474
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(1)	(1)	1	80	80
Income/(loss) from continuing operations before provision for taxes on income	(552)	(726)	164	(1,278)	(2,391)

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

We recognized the following amounts in Cost of sales related to forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales:

•	a $70 million net gain in the first quarter of 2020; and

•	a $44 million net gain in the first quarter of 2019.
For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(c)	See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for a definition of these “Adjusted Income” components.

(d)
Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive and/or unusual, and in some cases recurring, items (such as gains on the completion of joint venture transactions, restructuring charges, legal charges or gains and losses from equity securities), that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.

First Quarter of 2020 vs. First Quarter of 2019
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $961 million, or 11%, to $10.0 billion in the first quarter of 2020 from $9.0 billion in the first quarter of 2019, reflecting an operational increase of $1.1 billion, or 12%, partially offset by the unfavorable impact of foreign exchange of $116 million, or 1%.
The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the three months ended March 31, 2019	$9,045

Operational growth/(decline):
Continued growth from certain key brands(a)	461
Higher revenue for the Hospital business primarily driven by continued growth of anti-infective products in China, continued growth from Panzyga following its 2018 U.S. launch and the launches of certain anti-infectives products (Zavicefta, Cresemba and Zinforo) in international developed and emerging markets. The Hospital business also benefited from increased demand in the U.S. for certain anti-infective products and other sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients	204
Higher revenues for rare disease products driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM); and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan	178
Higher revenues for Biosimilars, primarily in the U.S.	112
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	97
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as additional biosimilar competition in Brazil and Japan, all of which is expected to continue	(93)
Other operational factors, net	116
Operational growth, net	1,077
Unfavorable impact of foreign exchange	(116)
Biopharma Revenues increase	961
Biopharma Revenues, for the three months ended March 29, 2020	$10,007

(a)
Certain key brands represent Eliquis, Ibrance and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $223 million, or 11%, to $2.2 billion in the first quarter of 2020 from $1.9 billion in the first quarter of 2019, reflecting operational growth of $297 million, or 15%. Foreign exchange had an unfavorable impact of 4% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13, Eliquis, Ibrance, Xalkori and certain anti-infective products, primarily Zithromax and Zavicefta.
Costs and Expenses

•	Cost of sales as a percentage of Revenues was relatively flat.

•
The increase in Cost of sales of 8% was mainly driven by an increase in sales volumes for various products within our product portfolio, an unfavorable change in product mix, and an increase in royalty expenses based on the mix of products sold.

•
The decrease in Selling, informational and administrative expenses of 2% was mostly driven by lower investments across the Inflammation & Immunology portfolio, lower healthcare reform expenses, and a favorable impact of foreign exchange, partially offset by additional investment in emerging markets, the Oncology portfolio in developed markets, and for marketing and promotional expenses associated with the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019.

•	The increase in Research and development expenses of 13% was mainly related to increased medical spending, primarily for Oncology, Internal Medicine and Rare Disease.

•
The favorable change in Other (income)/deductions––net includes, among other things, an increase in royalty-related income, an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights, and an increase in dividend income from our investment in ViiV.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $1.2 billion, or 37%, to $2.0 billion in the first quarter of 2020 from $3.2 billion in the first quarter of 2019, reflecting an operational decrease of $1.2 billion, or 37%, and the unfavorable impact of foreign exchange of $18 million, or 1%.
The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the three months ended March 31, 2019	$3,214

Operational decline:
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(828)
Declines in revenues for Lipitor and Norvasc, primarily resulting from the VBP program in China, which was initially implemented in March 2019, and expanded nationwide beginning in December 2019	(309)
Other operational factors, net	(36)
Operational decline, net	(1,174)
Unfavorable impact of foreign exchange	(18)
Upjohn Revenues decrease	(1,192)
Upjohn Revenues, for the three months ended March 29, 2020	$2,022
Total Upjohn revenues from emerging markets decreased $317 million, or 28%, to $834 million in the first quarter of 2020 from $1.2 billion in the first quarter of 2019, reflecting an operational decline of $304 million, or 26%. Foreign exchange had an unfavorable impact of 1% on total Upjohn revenues from emerging markets. The operational decrease in emerging markets was primarily driven by Lipitor and Norvasc in China.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 7.9 percentage points, driven by lower Lyrica revenues, primarily in the U.S. due to multi-source generic competition that began in July 2019, lower Lipitor and Norvasc revenues due to the VBP program in China, which was initially implemented in March 2019 and expanded nationwide beginning in December 2019, and an unfavorable impact of foreign exchange, partially offset by lower royalty expense for Lyrica due to the patent expiration.

•
The decrease in Cost of sales of 7% was mainly driven by lower royalty expense and a decrease in sales volume due to the Lyrica patent expiration and multi-source generic competition that began in July 2019, as well as decreases in sales volumes of Lipitor and Norvasc due to the VBP program in China, which was initially implemented in March 2019 and expanded nationwide beginning in December 2019, partially offset by an unfavorable impact of foreign exchange.

•
Selling, informational and administrative expenses decreased 15% driven by a reduction in field force expense as well as advertising and promotion expenses, primarily related to Lyrica in the U.S. due to the patent expiration, as well as a decrease in Lipitor and Norvasc expenses due to the VBP program in China, which was initially implemented in March 2019 and expanded nationwide beginning in December 2019, partially offset by expenses for enabling functions that provide autonomy and position Upjohn to operate as a stand-alone division.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	March 29, 2020	March 31, 2019	% Change
Cash provided by/(used in):
Operating activities	$3,133	$1,698	84
Investing activities	(71)	7,550	*
Financing activities	(2,200)	(8,467)	(74)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(15)	12	*
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$846	$792	7
* Calculation not meaningful or results are equal to or greater than 100%.
Operating Activities

Our net cash provided by operating activities was $3.1 billion in the first three months of 2020, compared to $1.7 billion in the same period in 2019. The increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business, partially offset by a decrease in net income, reflecting the lower contribution from the Consumer Healthcare business as a result of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK.
In the first three months of 2020, the change in the line item Other adjustments, net primarily reflects a reduction in net unrealized gains on equity securities. In the condensed consolidated statements of cash flows, the line item Other changes in assets and liabilities, net of acquisitions and divestitures is presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets. In the first three months of 2020 and 2019, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current and noncurrent assets, trade accounts payable, accrued compensation, and other current and noncurrent liabilities.
Investing Activities
Our net cash used in investing activities was $71 million in the first three months of 2020, compared to net cash provided by investing activities of $7.5 billion in the same period in 2019. The change in net cash provided by/(used in) investing activities was mostly attributable to a decrease in net proceeds generated from the sale of investments of $7.7 billion for cash needs.
Financing Activities
Our net cash used by financing activities was $2.2 billion in the first three months of 2020, compared to $8.5 billion in the same period in 2019. The decrease in net cash used in financing activities was primarily attributable to:

•	a reduction in purchases of common stock of $8.9 billion; and

•	lower repayments on long-term debt of $0.8 billion;
partially offset by:

•	lower issuances of long-term debt of $3.7 billion (see Notes to Condensed Consolidated Financial Statements—Note 7D. Financial Instruments: Long-Term Debt).

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
Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	March 29, 2020	December 31, 2019
Selected financial assets(a):
Cash and cash equivalents	$2,151	$1,305
Short-term investments	8,199	8,525
Long-term investments, excluding private equity securities at cost	1,939	2,258
	12,290	12,088
Debt:
Short-term borrowings, including current portion of long-term debt	16,007	16,195
Long-term debt	36,281	35,955
	52,288	52,150
Selected net financial liabilities(b)	$(39,998)	$(40,062)

Working capital(c)	$848	$(4,501)
Ratio of current assets to current liabilities	1.03:1	0.88:1
Total Pfizer Inc. shareholders’ equity per common share(d)	$11.71	$11.41

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
The decrease in selected net financial liabilities was primarily driven by an increase in cash and cash equivalents, offset slightly by a decrease in short-term and long-term investments and a net increase in long-term debt. We retain a strong financial liquidity position as a result of our net cash provided by operating activities, our high-quality financial asset portfolio and access to capital markets. For additional information, see the “Credit Ratings” section of this MD&A.

(c)	The increase in working capital was primarily due to:

•
an increase in cash and cash equivalents mainly driven by operating cash flow generation and cash from the long-term debt issuance discussed below, partially offset by debt repayment and capital expenditures; and

•	the timing of accruals, cash receipts and payments in the ordinary course of business.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

In March 2020, we:

•
completed a public offering of $1.25 billion aggregate principal amount of senior unsecured notes. The proceeds will be used to help manage our environmental impact and support increased patient access to our medicines and vaccines, especially among underserved populations, and strengthen healthcare systems; and

•
repurchased all $1.065 billion principal amount outstanding of senior unsecured notes that were due 2047 before the maturity date at par, which did not have a material impact on our condensed consolidated financial statements.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt.

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.
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
Agreement to Combine Upjohn with Mylan
In connection with our agreement to combine Upjohn with Mylan discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, Upjohn will incur $12 billion of debt prior to the closing of the transaction. Immediately prior to the separation, Upjohn will make a cash distribution of $12 billion to Pfizer, which will be funded by the proceeds of such debt. Following the separation, Upjohn will remain the obligor with respect to the debt.
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
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of March 29, 2020, we had access to a total of $15 billion in U.S. revolving credit facilities consisting of a $7 billion facility expiring in 2024 and an $8 billion facility expiring in September 2020, which may be used to support our commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $597 million in lines of credit, of which $564 million expire within one year. Of these total lines of credit, $15.6 billion were unused as of March 29, 2020. In connection with our agreement to combine Upjohn with Mylan discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, Upjohn entered into a fully underwritten, 364-day senior unsecured bridge facility for up to $12 billion. This bridge facility is expected to terminate upon the issuance of approximately $12 billion of debt securities, loans or a combination of the two by Upjohn prior to the transaction close.

LIBOR

From time to time, we issue variable rate debt based on LIBOR, or undertake interest rate swaps that contain a variable element based on LIBOR. The U.K. Financial Conduct Authority announced in July 2017 that it will no longer compel banks to submit rates that are currently used to calculate LIBOR after 2021. Various governing parties, including government agencies, are working on a benchmark transition plan for LIBOR (and other interbank offered rates globally). We are monitoring their progress, and we will likely amend contracts to accommodate any replacement rate where it is not already provided. We do not expect the transition to an alternative rate to have a material impact on our liquidity or financial resources.
Global Economic Conditions––General

The global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. We monitor our liquidity position continuously in the face of evolving economic conditions. For additional information see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” section in this MD&A.
Global Economic Conditions––Venezuela and Argentina Operations

Our Venezuela and Argentina operations function in hyperinflationary economies. The impact to Pfizer is not considered material.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2020, the estimated fair value of our indemnification obligations was not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

At March 29, 2020, our remaining share-purchase authorization was approximately $5.3 billion, with no repurchases in the first quarter of 2020 and no repurchases currently planned for the remainder of 2020. See Notes to Consolidated Financial Statements––Note 12. Equity in our 2019 Financial Report for more information on our publicly announced share-purchase plans, including our accelerated share repurchase agreements.

Dividends on Common Stock

In April 2020, our Board of Directors declared a dividend of $0.38 per share, payable on June 5, 2020, to shareholders of record at the close of business on May 8, 2020.
Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our businesses. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s Board of Directors and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. Pfizer also expects that immediately following the closing of the proposed transaction to combine Upjohn with Mylan, the combined dividend dollar amount received by Pfizer shareholders in the event the equity distribution is structured as a spinoff, based upon the combination of continued Pfizer ownership and an expected 0.12 shares of the new company granted for each Pfizer share, will equate to Pfizer’s dividend amount in effect immediately prior to closing.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2020.

Recently Issued Accounting Standards, Not Adopted as of March 29, 2020
Standard/Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
	January 1, 2021. Early adoption is permitted.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
In March 2020, the FASB issued new guidance to address reference rate reform by providing temporary optional expedients and exceptions to the guidance for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued after 2021 because of reference rate reform.
The new guidance provides the following optional expedients:
1.
Simplify accounting analyses under current U.S. GAAP for contract modifications.
2.
Simplify the assessment of hedge effectiveness and allow hedging relationships affected by reference rate reform to continue.
3.
Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.
	Elections can be adopted prospectively at any time in the first quarter of 2020 through December 31, 2022.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, revenue contribution, growth, performance, timing of exclusivity and potential benefits, strategic reviews, capital allocation objectives, plans for and prospects of our acquisitions and other business-development activities, benefits anticipated from the reorganization of our commercial operations in 2019, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, government regulation, our ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply, our efforts to respond to COVID-19, our expectations regarding the impact of COVID-19 on our business, operations and financial results and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, including, among others, the expected timing of closing of the pending transaction to combine Upjohn with Mylan to create a new global pharmaceutical company set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, the expected impact of patent expiries on our business set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Intellectual Property Rights and Collaboration/Licensing Rights” and “––Our Strategy––Organizing for Growth” sections of this MD&A, our efforts to respond to COVID-19 and the anticipated impact of COVID-19 on our business, operations and financial results set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and “––Our Financial Guidance for 2020” sections of this MD&A, the benefits expected from the reorganization of our commercial operations in 2019 and our expectations regarding growth set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of this MD&A, the anticipated costs and savings from certain of our initiatives, including the Transforming to a More Focused Company initiative, set forth in the “Overview of Our

Performance, Operating Environment, Strategy and Outlook—Our Strategy—Transforming to a More Focused Company” and “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the financial guidance set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2020” section of this MD&A, the expected impact of ACIP’s latest recommendation for Prevnar 13 for adults 65 and older on Prevnar 13’s revenues set forth in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion––Prevnar 13/Prevenar 13” section of this MD&A, our anticipated liquidity position set forth in the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A, the benefits expected from our business development transactions and the contributions that we expect to make from our general assets to the company’s pension and postretirement plans during 2020 set forth in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could result in the loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of, a product that could affect its availability or commercial potential, such as the update to the U.S. and EU prescribing information for Xeljanz;

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

•
risks related to our ability to develop and commercialize biosimilars, including risks associated with “at risk” launches, defined as the marketing of a product by Pfizer before the final resolution of litigation (including any appeals) brought by a third party alleging that such marketing would infringe one or more patents owned or controlled by the third party, and access challenges for our biosimilar products where our product may not receive appropriate formulary access or remains in a disadvantaged position relative to the innovator product;

•	the ability to meet competition from generic, branded and biosimilar products after the loss or expiration of patent protection for our products or competitor products;

•	the ability to successfully market both new and existing products domestically and internationally;

•
difficulties or delays in manufacturing, sales or marketing, including delays caused by natural events, such as hurricanes; supply disruptions, shortages or stock-outs at our facilities; and legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, recall of a product, delays or denials of product approvals, import bans or denial of import certifications;

•
the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results, including due to travel limitations and government-mandated work-from-home or shelter-in-place orders, manufacturing disruptions and delays, supply chain interruptions, including challenges related to reliance on third-party suppliers, disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials, decreased product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries as well as increased unemployment resulting in lower new prescriptions or refills of existing prescriptions, challenges presented by reallocating human capital, R&D, manufacturing and other resources to assist in responding to the pandemic without disruption to our operations, costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission, increased supply chain costs and additional R&D costs incurred in our effort to develop a potential vaccine or treatment for COVID-19, challenges as it relates to our business development initiatives, including potential delays or disruptions related to regulatory approvals, including related to the anticipated combination of Upjohn with Mylan, interruptions or delays in the operations of certain regulatory authorities, which may delay the approvals of new products we are developing, potential label expansions for existing products and the launch of newly-approved products and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines, each of which may also amplify the impact of the other factors listed in this section;

•
uncertainties related to our efforts to develop a potential treatment or vaccine for COVID-19, including uncertainties related to the risk that our development programs may not be successful, commercially viable or receive approval from regulatory authorities, disruptions in the relationships between us and our collaboration partners or third-party suppliers, the risk that other companies may produce superior or competitive products, the risk that demand for any products may no longer exist, risks related to the availability of raw materials to manufacture any such products, the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19, the risk that we may not be able to create or scale up manufacturing capacity on a timely basis or have access to logistics or supply channels commensurate with global demand for any approved vaccine or product candidate and pricing and access challenges for such products, including in the U.S.;

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

•
our ability to protect our patents and other intellectual property, both domestically and internationally, including in response to any pressure, or legal or regulatory action by, various stakeholders or governments that potentially results in us not seeking intellectual property protection for or agreeing not to enforce intellectual property related to our medicines, including potential vaccines and treatments for COVID-19;

•	interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;

•
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals, including further clarifications and/or interpretations of or changes to the TCJA enacted in 2017;

•	any significant issues involving our largest wholesale distributors, which account for a substantial portion of our revenues;

•	the possible impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain on our revenues and on patient confidence in the integrity of our medicines;

•
uncertainties based on the formal change in relationship between the U.K. government and the EU, which could have implications on our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products;

•
any significant issues that may arise related to the outsourcing of certain operational and staff functions to third parties, including with regard to quality, timeliness and compliance with applicable legal or regulatory requirements and industry standards;

•	any significant issues that may arise related to our joint ventures and other third-party business arrangements;

•
further clarifications and/or changes in interpretations of existing laws and regulations, or changes in laws and regulations, in the U.S. and other countries, including changes in U.S. generally accepted accounting principles;

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

•
any changes in business, political and economic conditions due to actual or threatened terrorist activity or civil unrest in the U.S. and other parts of the world, and related U.S. military action overseas;

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

•
the impact of, and risks and uncertainties related to, acquisitions and divestitures, such as the acquisition of Array, our transaction with GSK which combined our respective consumer healthcare businesses into a new consumer healthcare joint venture and our agreement to combine Upjohn with Mylan to create a new global pharmaceutical company, Viatris, including, among other things, risks related to the satisfaction of the conditions to closing to any pending transaction (including the failure to obtain any necessary shareholder and regulatory approvals) in the anticipated timeframe or at all and the possibility that such transaction does not close; the ability to realize the anticipated benefits of those transactions, including the possibility that the expected cost savings and/or accretion from certain of those transactions will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; negative effects of the announcement or the consummation of the transaction on the market price of Pfizer’s common stock, Pfizer’s credit ratings and/or Pfizer’s operating results; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for certain acquired products; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals; competitive developments; and as it relates to the Consumer Healthcare JV with GSK, the possibility that a future separation of the joint venture as an independent company via a demerger of GSK’s equity interest to GSK’s shareholders and a listing of the joint venture on the U.K. equity market may not occur; and

•
the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, including the reorganization of our commercial operations in 2019, as well as any other corporate strategic initiatives, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption.

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

Additional discussion regarding certain risks, uncertainties and assumptions described above, as well as other material risks to our business, is included under the heading entitled “Risk Factors” in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. These risks could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We incorporate that section of the 2019 Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Financial Risk Management”, of our 2019 Form 10-K.
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
Item 1A. Risk Factors
We refer to the “Our Operating Environment”, “The Global Economic Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors”, of our 2019 Form 10-K. We are including the following risk factor, which should be read in conjunction with the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K.
COVID-19 PANDEMIC
Our business, operations and financial condition and results have been impacted by the COVID-19 pandemic to varying degrees, which we currently expect to primarily impact the second quarter of 2020. The pandemic presents a number of challenges for our business, including, among others, impacts due to travel limitations and government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays; supply chain interruptions, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials; decreased product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries as well as increased unemployment resulting in lower new prescriptions or refills of existing prescriptions; challenges presented by reallocating human capital, R&D, manufacturing and other resources to assist in responding to the pandemic without disruption to our operations; costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission; increased supply chain costs and additional R&D costs incurred in our effort to develop a vaccine or treatment for COVID-19; challenges as it relates to our business development initiatives, including potential delays or disruptions related to regulatory approvals, including related to the anticipated combination of Upjohn with Mylan; interruptions or delays in the operations of certain regulatory authorities, which may delay the approvals of new products we are developing, potential label expansions for existing products and the launch of newly-approved products; challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action, by various stakeholders or governments that potentially results in us not seeking intellectual property protection for, licensing or agreeing not to enforce our intellectual property rights related to our medicines, including potential vaccines and treatments for COVID-19; and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines.
We also face uncertainties related to our efforts to develop a potential treatment or vaccine for COVID-19, including uncertainties related to the risk that our development programs may not be successful, commercially viable or receive approval from regulatory authorities; disruptions in the relationships between us and our collaboration partners or third-party suppliers; the risk that other companies may produce superior or competitive products; the risk that demand for any products we may develop may no longer exist; risks related to the availability of raw materials to manufacture any such products; the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19; the risk that we may not be able to create or scale up manufacturing capacity on a timely basis or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate; and pricing and access challenges for such products, including in the U.S.
Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risk factors that we identify in the “Risk Factors” section of our 2019 Form 10-K, which could materially adversely affect our business, operations and financial condition and results.
We are continuing to monitor the latest developments regarding the COVID-19 pandemic on our business, operations and financial condition and results, and have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impact of the pandemic. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally, the duration of the pandemic, new information that may emerge concerning the severity and incidence of COVID-19, the safety, efficacy and availability of a vaccine and treatments for COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines. However, the pandemic may also affect our business, operations or financial condition and results in a manner that is not presently known to us or that we currently do not consider to present significant risks.
For additional information on how the COVID-19 pandemic has already impacted our business, operations and financial condition and results, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” section of the MD&A of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2020:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2020 through January 26, 2020	2,505	$39.02	—	$5,292,881,709
January 27, 2020 through February 23, 2020	24,520	$37.76	—	$5,292,881,709
February 24, 2020 through March 29, 2020	5,806,131	$35.83	—	$5,292,881,709
Total	5,833,156	$35.84	—

(a)	For additional information, see the Notes to Consolidated Financial Statements––Note 12. Equity in our 2019 Financial Report, which is incorporated by reference.

(b)
These columns represent (i) 5,826,709 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 6,447 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

See Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Event above for information regarding the conversion of each share of our preferred stock into shares of our common stock.

Item 6. Exhibits

Exhibit 2.1	-
Amendment No. 1 to the Separation and Distribution Agreement, dated as of February 18, 2020, by and between Pfizer Inc. and Upjohn Inc. is incorporated by reference from our Annual Report on Form 10-K filed on February 27, 2020 (File No. 001-03619).

Exhibit 4.1	-
Third Supplemental Indenture, dated March 27, 2020, between Pfizer Inc. and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 27, 2020 (File No. 001-03619).

Exhibit 10.1	-	Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Pfizer Inc.
(Registrant)

Dated:	May 7, 2020	/s/ Jennifer Damico
Jennifer Damico, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)