Form 10-Q
period 2020-06-28
PFIZER INC
filed 2020-08-06
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

At August 3, 2020, 5,556,879,807 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below:

2019 Financial Report	Financial Report for the fiscal year ended December 31, 2019, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019
2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AML	Acute Myeloid Leukemia
Anacor	Anacor Pharmaceuticals, Inc.
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Bamboo	Bamboo Therapeutics, Inc.
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
COVID-19	novel coronavirus disease of 2019
Developed Markets	U.S., Western Europe, Japan, Canada, South Korea, Australia, Scandinavian countries, Finland and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
hGH-CTP	human growth hormone
Hospira	Hospira, Inc.
IBT	Income before tax
ICU Medical	ICU Medical, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
J&J	Johnson & Johnson
JV	Joint Venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
MCO	managed care organization
mCRC	metastatic colorectal cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)

Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
Mylan	Mylan N.V.
NDA	new drug application
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
PARP	poly ADP ribose polymerase
PBM	pharmacy benefit manager
Pharmacia	Pharmacia Corporation
PP&E	property, plant & equipment
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2020
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
S&P	Standard and Poor’s
TCJA	legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Valneva	Valneva SE
ViiV	ViiV Healthcare Limited
VBP	Volume-based procurement
WRDM	Worldwide Research, Development and Medical

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues	$11,801	$13,264	$23,829	$26,382
Costs and expenses:
Cost of sales(a)	2,281	2,576	4,658	5,009
Selling, informational and administrative expenses(a)	3,030	3,511	5,903	6,850
Research and development expenses(a)	2,132	1,842	3,856	3,544
Amortization of intangible assets	905	1,184	1,790	2,367
Restructuring charges and certain acquisition-related costs	362	(115)	431	(69)
(Gain) on completion of Consumer Healthcare JV transaction	—	—	(6)	—
Other (income)/deductions––net	(862)	126	(641)	218
Income from continuing operations before provision/(benefit) for taxes on income	3,953	4,141	7,838	8,463
Provision/(benefit) for taxes on income	519	(915)	993	(481)
Income from continuing operations	3,434	5,056	6,845	8,945
Discontinued operations––net of tax	—	—	—	—
Net income before allocation to noncontrolling interests	3,434	5,056	6,845	8,945
Less: Net income attributable to noncontrolling interests	8	10	17	15
Net income attributable to Pfizer Inc.	$3,426	$5,046	$6,828	$8,929

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.62	$0.91	$1.23	$1.59
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.62	$0.91	$1.23	$1.59

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.61	$0.89	$1.22	$1.56
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.61	$0.89	$1.22	$1.56

Weighted-average shares––basic	5,554	5,562	5,550	5,598
Weighted-average shares––diluted	5,619	5,672	5,616	5,711

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income before allocation to noncontrolling interests	$3,434	$5,056	$6,845	$8,945

Foreign currency translation adjustments, net(a)	(242)	(485)	(1,513)	(161)
Reclassification adjustments	—	—	—	2
	(242)	(485)	(1,513)	(159)
Unrealized holding gains/(losses) on derivative financial instruments, net	213	(176)	(288)	91
Reclassification adjustments for gains included in net income(b)	(186)	(81)	(167)	(343)
	27	(256)	(455)	(252)
Unrealized holding gains/(losses) on available-for-sale securities, net	42	(7)	(9)	33
Reclassification adjustments for losses included in net income(c)	44	26	59	37
	87	19	50	70
Benefit plans: actuarial gains/(losses), net	5	(4)	(160)	(4)
Reclassification adjustments related to amortization	67	60	133	121
Reclassification adjustments related to settlements, net	13	2	66	2
Other	68	41	84	18
	153	100	122	137
Benefit plans: prior service costs and other, net	—	(1)	—	(1)
Reclassification adjustments related to amortization of prior service costs and other, net	(45)	(46)	(89)	(93)
Other	5	1	4	2
	(40)	(46)	(85)	(92)
Other comprehensive loss, before tax	(14)	(669)	(1,882)	(296)
Tax provision/(benefit) on other comprehensive loss	113	(59)	(265)	(34)
Other comprehensive loss before allocation to noncontrolling interests	$(127)	$(610)	$(1,617)	$(262)
Comprehensive income before allocation to noncontrolling interests	$3,307	$4,446	$5,227	$8,683
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(4)	12	5	13
Comprehensive income attributable to Pfizer Inc.	$3,312	$4,434	$5,222	$8,669

(a)
Amounts in the second quarter of 2020 include losses from the weakening of certain major currencies against the U.S. dollar, partially offset by a gain of approximately $380 million pre-tax ($291 million after-tax) related to foreign currency translation adjustments and the impact of our net investment hedging program, both attributable to our equity method investment in the GSK Consumer Healthcare joint venture. Amounts in the first six months of 2020 include a loss of approximately $1.2 billion pre-tax ($902 million after-tax) related to foreign currency translation adjustments and the impact of our net investment hedging program, both attributable to our equity method investment in the GSK Consumer Healthcare joint venture and losses from the weakening of certain major currencies against the U.S. dollar, partially offset by the results of our net investment hedging program. For additional information on the GSK Consumer Healthcare joint venture, see Note 2B. Acquisition, Equity-Method Investment and Licensing Arrangements: Equity-Method Investment.

(b)
Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. For additional information on amounts reclassified into Other (income)/deductions—net and Cost of sales, see Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities.

(c)	Reclassified into Other (income)/deductions—net.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	June 28, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$1,801	$1,305
Short-term investments	9,581	8,525
Restricted short-term investments(a)	11,412	—
Trade accounts receivable, less allowance for doubtful accounts: 2020—$525; 2019—$527	9,128	8,724
Inventories	8,564	8,283
Current tax assets	3,426	3,344
Other current assets	2,513	2,622
Total current assets	46,424	32,803
Equity-method investments	15,578	17,133
Long-term investments	3,142	3,014
Property, plant and equipment, less accumulated depreciation: 2020—$16,889; 2019—$16,789	14,113	13,967
Identifiable intangible assets, less accumulated amortization	33,541	35,370
Goodwill	58,449	58,653
Noncurrent deferred tax assets and other noncurrent tax assets	2,360	2,099
Other noncurrent assets	4,327	4,450
Total assets	$177,934	$167,489

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2020—$1,481; 2019—$1,462	$13,084	$16,195
Trade accounts payable	3,872	4,220
Dividends payable	2,111	2,104
Income taxes payable	1,445	980
Accrued compensation and related items	2,042	2,720
Other current liabilities	10,168	11,083
Total current liabilities	32,723	37,304

Long-term debt(a)	50,529	35,955
Pension benefit obligations, net	5,344	5,638
Postretirement benefit obligations, net	1,086	1,124
Noncurrent deferred tax liabilities	5,409	5,578
Other taxes payable	11,468	12,126
Other noncurrent liabilities	6,812	6,317
Total liabilities	113,370	104,042

Commitments and Contingencies

Preferred stock	—	17
Common stock	470	468
Additional paid-in capital	87,886	87,428
Treasury stock	(110,978)	(110,801)
Retained earnings	100,203	97,670
Accumulated other comprehensive loss	(13,246)	(11,640)
Total Pfizer Inc. shareholders’ equity	64,336	63,143
Equity attributable to noncontrolling interests	228	303
Total equity	64,564	63,447
Total liabilities and equity	$177,934	$167,489

(a)	The balance as of June 28, 2020 reflects the Upjohn Inc. and Upjohn Finance B.V. debt issuances. For additional information see Note 7D. Financial Instruments: Long-Term Debt.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 29, 2020	417	$17	9,393	$470	$87,680	(3,841)	$(111,010)	$101,000	$(13,131)	$65,026	$312	$65,338
Net income								3,426		3,426	8	3,434
Other comprehensive income/(loss), net of tax									(115)	(115)	(12)	(127)
Cash dividends declared:
Common stock								(4,223)		(4,223)		(4,223)
Preferred stock								—		—		—
Noncontrolling interests										—	(80)	(80)
Share-based payment transactions			2	—	221	—	1			222		222
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions(a)	(417)	(17)			(14)	1	31			—		—
Other					—	—	—	—		—	—	—
Balance, June 28, 2020	—	$—	9,394	$470	$87,886	(3,840)	$(110,978)	$100,203	$(13,246)	$64,336	$228	$64,564

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 31, 2019	466	$19	9,358	$468	$86,635	(3,801)	$(110,781)	$93,388	$(10,923)	$58,806	$352	$59,158
Net income								5,046		5,046	10	5,056
Other comprehensive income/(loss), net of tax									(613)	(613)	3	(610)
Cash dividends declared:
Common stock								(3,994)		(3,994)		(3,994)
Preferred stock								—		—		—
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			5	—	329	—	(6)			324		324
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(8)	—			(1)	—	—			(1)		(1)
Other					—	—	—	—		—	—	—
Balance, June 30, 2019	458	$18	9,363	$468	$86,963	(3,801)	$(110,786)	$94,440	$(11,535)	$59,568	$357	$59,924

See end of tables for notes.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$97,670	$(11,640)	$63,143	$303	$63,447
Net income								6,828		6,828	17	6,845
Other comprehensive income/(loss), net of tax									(1,605)	(1,605)	(12)	(1,617)
Cash dividends declared:
Common stock								(4,294)		(4,294)		(4,294)
Preferred stock								—		—		—
Noncontrolling interests										—	(80)	(80)
Share-based payment transactions			25	1	473	(6)	(208)			266		266
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions(a)	(431)	(17)			(15)	1	31			(1)		(1)
Other					—	—	—	—		—	—	—
Balance, June 28, 2020	—	$—	9,394	$470	$87,886	(3,840)	$(110,978)	$100,203	$(13,246)	$64,336	$228	$64,564

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$89,554	$(11,275)	$63,407	$351	$63,758
Net income								8,929		8,929	15	8,945
Other comprehensive income/(loss), net of tax									(260)	(260)	(2)	(262)
Cash dividends declared:
Common stock								(4,062)		(4,062)		(4,062)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			31	2	712	(7)	(312)			402		402
Purchases of common stock						(180)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(20)	(1)			(1)	—	—			(2)		(2)
Other(b)					—	—	—	19		19	—	19
Balance, June 30, 2019	458	$18	9,363	$468	$86,963	(3,801)	$(110,786)	$94,440	$(11,535)	$59,568	$357	$59,924

(a)	On May 4, 2020, all outstanding shares of Pfizer’s Series A convertible perpetual preferred stock were converted into shares of Pfizer common stock. See Note 11. Equity for additional information.

(b)
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
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019
Operating Activities
Net income before allocation to noncontrolling interests	$6,845	$8,945
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,469	3,073
Asset write-offs and impairments	58	178
TCJA impact(a)	—	(285)
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed	(6)	—
Deferred taxes from continuing operations	71	(160)
Share-based compensation expense	258	384
Benefit plan contributions in excess of expense/income	(418)	(313)
Other adjustments, net	(361)	(462)
Other changes in assets and liabilities, net of acquisitions and divestitures	(2,229)	(7,051)
Net cash provided by operating activities	6,688	4,309

Investing Activities
Purchases of property, plant and equipment	(942)	(939)
Purchases of short-term investments	(5,141)	(4,063)
Proceeds from redemptions/sales of short-term investments	4,595	6,001
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less(b)	(11,949)	4,717
Purchases of long-term investments	(168)	(123)
Proceeds from redemptions/sales of long-term investments	536	142
Acquisitions of intangible assets	(33)	(267)
Other investing activities, net	19	179
Net cash provided by/(used in) investing activities	(13,082)	5,648

Financing Activities
Proceeds from short-term borrowings	12,352	3,956
Principal payments on short-term borrowings	(13,166)	(2,375)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(2,273)	2,719
Proceeds from issuance of long-term debt(b)	16,606	4,942
Principal payments on long-term debt	(2,181)	(5,355)
Purchases of common stock	—	(8,865)
Cash dividends paid	(4,216)	(4,047)
Proceeds from exercise of stock options	158	248
Other financing activities, net	(321)	(541)
Net cash provided by/(used in) financing activities	6,959	(9,318)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(70)	(28)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	495	612
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,350	1,225
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,845	$1,837

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes	$1,290	$2,136
Interest paid	910	809
Interest rate hedges	(66)	(72)

(a)
As a result of the enactment of the TCJA in December 2017, Pfizer’s Provision/(benefit) for taxes on income for the six months ended June 30, 2019 was favorably impacted by approximately $285 million, primarily as a result of additional guidance issued by the U.S. Department of Treasury.

(b)
Includes $11.4 billion of proceeds from the Upjohn long-term debt issuances in the second quarter of 2020, which are included in Restricted short-term investments in the condensed consolidated balance sheet. For additional information, see Notes 7A. Financial Instruments: Fair Value Measurements and Financial Instruments: 7D. Long-Term Debt).

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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 24, 2020 and May 26, 2019. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended June 28, 2020 and June 30, 2019.

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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information, see Note 14.
Beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues and expenses associated with Meridian and Mylan-Japan are reported in our Upjohn business beginning in the first quarter of 2020. In 2019, revenues and expenses from Meridian and Mylan-Japan were recorded in our Biopharma business. We performed certain reclassifications between the Biopharma and Upjohn segments to conform 2019 segment revenues and expenses associated with Meridian and Mylan-Japan to the current presentation. There was no impact to our consolidated financial statements. For additional information, see Note 14.
Acquisitions and other business development activities completed in 2019 and in the first half of 2020, including the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture, impacted financial results in the periods presented. For additional information, see Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, and Note 2.
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
We adopted the new accounting standard utilizing the modified retrospective method and, therefore, no adjustments were made to amounts in our prior period financial statements. The cumulative effect of adopting the standard as an adjustment to the opening balance of Retained earnings was not material. The impact of adoption did not have a material impact on our condensed consolidated statement of income for the three and six months ended June 28, 2020 or condensed consolidated statement of cash flows for the six months ended June 28, 2020, nor on our condensed consolidated balance sheet as of June 28, 2020. For additional information, see Note 1C.
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

C. Revenues and Trade Accounts Receivable
Deductions from Revenues––Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts totaled $5.5 billion as of June 28, 2020 and $5.7 billion as of December 31, 2019.

The following table provides information about the balance sheet classification of these accruals:
(MILLIONS OF DOLLARS)	June 28, 2020	December 31, 2019
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,129	$1,257
Other current liabilities:
Accrued rebates	3,210	3,285
Other accruals	576	581
Other noncurrent liabilities	598	565
Total accrued rebates and other accruals	$5,512	$5,689

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
During the three and six months ended June 28, 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.
Note 2. Acquisition, Equity-Method Investment and Licensing Arrangements
A. Acquisition
Array BioPharma Inc.
On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred for Array was approximately $11.2 billion ($10.9 billion, net of cash acquired). Array’s portfolio includes Braftovi (encorafenib) and Mektovi (binimetinib). The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
B. Equity-Method Investment
Formation of GSK Consumer Healthcare Joint Venture

On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. In exchange for contributing our Consumer Healthcare business to the joint venture, we received a 32% equity stake in the new company and GSK owns the remaining 68%. Upon the closing of the transaction, we deconsolidated our Consumer Healthcare business and recognized a pre-tax gain of $8.1 billion ($5.4 billion, net of tax) in our fiscal third quarter of 2019 in (Gain) on completion of Consumer Healthcare JV transaction for the difference in the fair value of our 32% equity stake in the new company and the carrying value of our Consumer Healthcare business. We may record additional adjustments to the gain in future periods, which we do not expect to have a material impact on our consolidated financial statements. Our financial results, and our Consumer Healthcare segment’s operating results, for the second quarter of 2019 reflect three months of Consumer Healthcare segment operations and for the first six months of 2019 reflect six months of Consumer Healthcare segment operations, while financial results for the second quarter and first six months of 2020 do not reflect any contribution from the Consumer Healthcare business.
We are accounting for our interest in GSK Consumer Healthcare as an equity-method investment. The carrying value of our investment in GSK Consumer Healthcare is approximately $15.4 billion as of June 28, 2020 and $17.0 billion as of December 31, 2019 and is reported as a private equity investment in the Equity-method investments line in our condensed consolidated balance sheet. We record our share of earnings from the GSK Consumer Healthcare joint venture on a quarterly basis on a one-quarter lag in Other (income)/deductions––net commencing from August 1, 2019. Therefore, we recorded our share of the joint venture’s earnings generated in the first quarter of 2020, which totaled approximately $129 million, in our operating results in the second quarter of 2020. Our total share of the joint venture’s earnings generated in the fourth quarter of 2019 and the first quarter of 2020, which we recorded in our operating results for the first six months of 2020, was approximately $140 million. See Note 4. As of the July 31, 2019 closing date, we estimated that the fair value of our investment in GSK Consumer Healthcare was approximately $15.7 billion and that 32% of the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare was approximately $11.2 billion, resulting in an initial basis difference of approximately $4.5 billion. In the fourth quarter of 2019, we preliminarily completed the allocation of the basis difference, which resulted from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the joint venture, primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities and equity method goodwill within the investment account. We recorded the amortization of basis differences allocated to inventory, definite-lived intangible assets and related deferred tax liabilities in Other (income)/deductions––net commencing August 1, 2019. During the fourth quarter of 2019, GSK Consumer Healthcare revised the initial carrying value of the net assets of the joint venture and our 32% share of the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare was reduced to approximately $11.0 billion and our initial basis difference was increased to approximately $4.8 billion. The adjustment was allocated to equity method goodwill within the investment account. The amortization of these basis differences for the first quarter of 2020 totaling approximately $4 million of expense is included in our operating results in Other (income)/deductions––net in the second quarter of 2020. The total amortization of these basis differences for the fourth quarter of 2019 and the first quarter of 2020, which was included in our operating results in the first six months of 2020, was approximately $48 million of expense. See Note 4. Amortization of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

basis differences on inventory and related deferred tax liabilities has been completely recognized by the second quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over the lives of the underlying assets, which range from 6 to 20 years. GSK Consumer Healthcare is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in Other comprehensive income. The decrease in the value of our investment from December 31, 2019 to June 28, 2020 is primarily due to approximately $1.1 billion in pre-tax foreign currency translation adjustments (see Note 6), as well as a dividend of approximately $519 million, which was received from the GSK Consumer Healthcare joint venture in June 2020.

As a part of Pfizer, pre-tax income on a management business unit basis for the Consumer Healthcare business was $274 million for the second quarter of 2019 and $554 million for the six months ended June 30, 2019.

Summarized financial information for our equity method investee, GSK Consumer Healthcare, as of and for the three and six months ending March 31, 2020, the most recent period available, is as follows:
(MILLIONS OF DOLLARS)	March 31, 2020
Current assets	$8,213
Noncurrent assets	37,627
Total assets	$45,840

Current liabilities	$5,524
Noncurrent liabilities	5,152
Total liabilities	$10,677

Equity attributable to shareholders	$35,031
Equity attributable to noncontrolling interests	133
Total net equity	$35,163

(MILLIONS OF DOLLARS)	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Net sales	$3,503	$6,691
Cost of sales	(1,394)	(3,205)
Gross profit	$2,109	$3,486
Income from continuing operations	425	471
Net income	425	471
Income attributable to shareholders	405	441

C. Licensing Arrangements
Agreement with Valneva SE
On April 30, 2020, we signed an agreement to co-develop and commercialize Valneva’s Lyme disease vaccine candidate VLA15. VLA15 is the only active Lyme disease vaccine program in clinical development today, and covers six serotypes that are prevalent in North America and Europe. Valneva and Pfizer will work closely together throughout the development of VLA15. Valneva is eligible to receive a total of $308 million in cash payments consisting of a $130 million upfront payment, which was paid and recorded in Research and development expenses in our fiscal second quarter of 2020, as well as $35 million in development milestones and $143 million in early commercialization milestones. Under the terms of the agreement, Valneva will fund 30% of all development costs through completion of the development program, and in return we will pay Valneva tiered royalties. We will lead late-stage development and have sole control over commercialization.
Agreement with BioNTech SE
On April 9, 2020, we signed a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. The collaboration aims to rapidly advance multiple COVID-19 vaccine candidates into human clinical testing based on BioNTech’s proprietary mRNA vaccine platforms, with the objective of ensuring rapid worldwide access to the vaccine, if approved. The collaboration will leverage our broad expertise in vaccine R&D, regulatory capabilities, and global manufacturing and distribution network. In connection with the agreement, we paid BioNTech an upfront cash payment of $72 million, which was recorded in Research and development expenses in our fiscal second quarter of 2020, and we made an equity investment of $113 million in common stock of BioNTech. BioNTech is eligible to receive potential future milestone payments of up to $563 million for a total consideration of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$748 million. While Pfizer and BioNTech will share development costs equally if the vaccine is approved and successfully commercialized, Pfizer will be responsible for all of the development costs until commercialization of the vaccine. Thereafter, BioNTech would repay Pfizer its 50 percent share of these development costs through reductions in gross profit sharing and milestone payments to BioNTech over time. BioNTech and Pfizer will also work jointly to commercialize the vaccine worldwide (excluding China, which is subject to a separate collaboration between BioNTech and Shanghai Fosun Pharmaceutical (Group) Co., Ltd) if development is successful and regulatory approval is obtained. We made an additional investment of $50 million in common stock of BioNTech as part of an underwritten equity offering by BioNTech, which closed in July 2020 in our fiscal third quarter of 2020.
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
Transforming to a More Focused Company Program
With the formation of the GSK Consumer Healthcare joint venture and the anticipated combination of Upjohn, our global, primarily off-patent branded and generics business, with Mylan, Pfizer is transforming itself into a more focused, global leader in science-based innovative medicines. As a result, we began in the fourth quarter of 2019, to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial.
We expect the costs associated with this multi-year program to be incurred from 2020 through 2022 and to total approximately $1.2 billion on a pre-tax basis, with substantially all of the costs to be cash expenditures. Actions may include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
Also as part of this program, in connection with the legacy cost reduction initiatives, primarily related to manufacturing activities, we expect to incur costs of approximately $400 million, with approximately 20% of the costs to be non-cash. The costs associated with this effort are expected to be incurred from 2020 through 2022, and will primarily include implementation costs, product transfer costs, exit costs, as well as accelerated depreciation.
From the start of this program in the fourth quarter of 2019 through June 28, 2020, we incurred approximately $549 million associated with this program.
Current-Period Key Activities
For the first six months of 2020, we incurred costs of $566 million composed primarily of the Transforming to a More Focused Company program. For the first six months of 2019, we incurred costs of $32 million composed of $180 million associated with the 2017-2019 and Organizing for Growth initiatives, $51 million associated with the integration of Hospira, and income of $199 million primarily due to the reversal of certain accruals upon the effective favorable settlement of an IRS audit for multiple tax years and other acquisition-related initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Restructuring charges/(credits):
Employee terminations	$346	$(166)	$371	$(167)
Asset impairments	(8)	(9)	23	—
Exit costs	1	31	1	34
Restructuring charges(a)	340	(144)	396	(134)
Transaction costs(b)	11	—	14	—
Integration costs and other(c)	11	29	21	64
Restructuring charges and certain acquisition-related costs	362	(115)	431	(69)
Net periodic benefit costs recorded in Other (income)/deductions––net	5	4	29	10
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	4	7	10	15
Selling, informational and administrative expenses	—	1	—	2
Research and development expenses	2	2	(3)	5
Total additional depreciation––asset restructuring	6	10	6	23
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	11	17	21	31
Selling, informational and administrative expenses	63	16	78	25
Research and development expenses	1	9	1	13
Total implementation costs	75	42	99	69
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$449	$(59)	$566	$32

(a)
In the second quarter and first six months of 2020, restructuring charges mainly represent employee termination costs associated with our Transforming to a More Focused Company cost reduction program. In the second quarter and first six months of 2019, restructuring credits mostly represent the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple tax years. See Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report.

The restructuring activities for 2020 are associated with the following:

•	For the second quarter of 2020, Biopharma ($12 million credit); Upjohn ($1 million credit); and Other ($352 million charge).

•	For the first six months of 2020, Biopharma ($9 million credit); Upjohn ($12 million charge); and Other ($393 million charge).
The restructuring activities for 2019 are associated with the following:

•	For the second quarter of 2019, Biopharma ($62 million credit); Upjohn ($9 million credit); and Other ($74 million credit).

•	For the first six months of 2019, Biopharma ($48 million credit); Upjohn ($22 million credit); and Other ($63 million credit).
Restructuring costs identified as Other are for restructuring activities associated with corporate enabling functions, WRDM, GPD and other manufacturing and commercial operations, as applicable. For the second quarter and first six months of 2020, restructuring costs identified as Other primarily relate to corporate enabling functions.

(b)	Transaction costs represent external costs for banking, legal, accounting and other similar services.

(c)
Integration costs and other represent external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the second quarter and first six months of 2020, integration costs and other were mostly related to our acquisition of Array. In the second quarter and first six months of 2019, integration costs and other were primarily related to our acquisition of Hospira.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2019(a)	$887	$—	$46	$933
Provision	371	23	1	396
Utilization and other(b)	(341)	(23)	(14)	(378)
Balance, June 28, 2020(c)	$918	$—	$34	$951

(a)	Included in Other current liabilities ($714 million) and Other noncurrent liabilities ($219 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($625 million) and Other noncurrent liabilities ($326 million).
Note 4. Other (Income)/Deductions—Net

The following table provides components of Other (income)/deductions––net:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Interest income(a)	$(19)	$(59)	$(53)	$(125)
Interest expense(a)	372	389	762	750
Net interest expense	353	330	709	625
Royalty-related income(b)	(191)	(231)	(311)	(320)
Net (gains)/losses on asset disposals	1	—	2	(1)
Net gains recognized during the period on equity securities(c)	(732)	(36)	(478)	(147)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(d)	(100)	(22)	(215)	(104)
Net periodic benefit credits other than service costs(e)	(108)	(51)	(175)	(91)
Certain legal matters, net	17	15	26	19
Certain asset impairments(f)	—	10	—	160
Business and legal entity alignment costs(g)	—	137	—	256
Net losses on early retirement of debt	—	—	—	138
GSK Consumer Healthcare JV equity method (income)/loss(h)	(126)	—	(92)	—
Other, net(i)	25	(27)	(107)	(318)
Other (income)/deductions––net	$(862)	$126	$(641)	$218

(a)
Interest income decreased in the second quarter and first six months of 2020, primarily driven by a lower investment balance and lower short-term interest rates. Interest expense decreased in the second quarter of 2020 mainly as a result of the retirement of higher-coupon debt and the issuance of new debt with a lower coupon than the debt outstanding for the comparative prior year period. Interest expense increased in the first six months of 2020, mainly as a result of an increased commercial paper balance due to the acquisition of Array.

(b)	Royalty-related income for the second quarter and first six months of 2019 included a one-time favorable resolution in the second quarter of 2019 of a legal dispute for $82 million.

(c)
The gains in the second quarter of 2020 include, among other things, unrealized gains of $508 million related to our investment in Allogene and unrealized gains of $61 million related to our investment in BioNTech. The gains in the first six months of 2020 include, among other things, unrealized gains of $374 million related to our investment in Allogene and unrealized gains of $127 million related to our investment in BioNTech. The gains in the first six months of 2019 included, among other things, unrealized gains of $104 million related to our investment in Cortexyme, Inc. For additional information on investments, see Note 7B.

(d)
Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. In the second quarter and first six months of 2020, mainly includes, among other things, $40 million of milestone income from Puma Biotechnology, Inc. related to Neratinib regulatory approvals in the EU, and $30 million of milestone income from Lilly related to the first commercial sale in the U.S. of LOXO-292 for the treatment of RET fusion-positive NSCLC. The first six months of 2020 also includes an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, Inc. In the first six months of 2019, primarily included $68 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus®.

(e)	For additional information, see Note 10.

(f)
The first six months of 2019 included intangible asset impairment charges of: (i) $90 million related to WRDM IPR&D, for a pre-clinical stage asset from our acquisition of Bamboo for gene therapies for the potential treatment of patients with certain rare diseases, which was the result of a determination to not use certain Bamboo IPR&D acquired in future rare disease development, (ii) $40 million related to an Upjohn finite-lived developed technology right, acquired in connection with our acquisition of King, for government defense products and reflected, among other things, updated commercial forecasts including manufacturing cost assumptions, and (iii) $10 million related to a finite-lived developed technology right, acquired in connection with our acquisition of Anacor, for the treatment for toenail fungus marketed in the U.S. market only, associated with Biopharma and reflected, among other things, updated commercial forecasts. In addition, the first six months of 2019 included other asset impairments of $20 million.

(g)
In the second quarter and first six months of 2019, represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services.

(h)
Includes our share of the GSK Consumer Healthcare joint venture’s earnings and the amortization of basis differences, which resulted from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the joint venture. See Note 2B for additional information.

(i)
The second quarter of 2020 includes, among other things, dividend income of $76 million from our investment in ViiV, and charges of $86 million, reflecting the change in the fair value of contingent consideration. The first six months of 2020 includes, among other things, dividend income of $153 million from our investment in ViiV and charges of $99 million, reflecting the change in the fair value of contingent consideration. The second quarter of 2019 included, among other things, charges of $81 million, reflecting the change in the fair value of contingent consideration, dividend income of $76 million from our investment in ViiV, and $25 million of income from insurance recoveries related to Hurricane Maria. The first six months of 2019 included, among other things, dividend income of $140 million from our investment in ViiV and $50 million of income from insurance recoveries related to Hurricane Maria.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 13.1% for the second quarter of 2020, compared to (22.1)% for the second quarter of 2019 and was 12.7% for the first six months of 2020, compared to (5.7)% for the first six months of 2019.
The higher effective tax rate for the second quarter and first six months of 2020 in comparison with the same periods in 2019 was primarily due to:

•
the non-recurrence of the $1.4 billion tax benefit, representing taxes and interest, recorded in the second quarter of 2019 due to the favorable settlement of an IRS audit for multiple tax years (see Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report); and

•	the non-recurrence of the tax benefit recorded in the first six months of 2019 as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA, partially offset by:

•	the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
Our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings for which we elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, payment over eight years through 2026 is reported in current Income taxes payable (approximately $1.4 billion) and the remaining liability is reported in noncurrent Other taxes payable in our condensed consolidated balance sheet as of June 28, 2020. The second installment of $680 million was paid in July 2020, which was originally due to be paid in April 2020 but was extended to July 2020 by the IRS in response to the COVID-19 pandemic. The third installment of approximately $750 million is due in April 2021. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of June 28, 2020, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2011-2013. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2014-2015 are currently under audit. Tax years 2016-2020 are open, but not under audit. All other tax years are closed.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Loss

The following table provides the components of Tax provision/(benefit) on other comprehensive loss:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Foreign currency translation adjustments, net(a)	$60	$(17)	$(192)	$10
Unrealized holding gains/(losses) on derivative financial instruments, net	51	(53)	(82)	6
Reclassification adjustments for gains included in net income	(35)	(4)	(20)	(59)
	16	(57)	(102)	(53)
Unrealized holding gains/(losses) on available-for-sale securities, net	5	(1)	(1)	4
Reclassification adjustments for losses included in net income	6	3	7	5
	11	2	6	9
Benefit plans: actuarial gains/(losses), net	2	(1)	(19)	(1)
Reclassification adjustments related to amortization	16	15	31	18
Reclassification adjustments related to settlements, net	2	—	12	1
Other	16	8	20	3
	35	23	43	21
Reclassification adjustments related to amortization of prior service costs and other, net	(11)	(11)	(21)	(22)
Other	1	—	1	—
	(9)	(11)	(20)	(22)
Tax provision/(benefit) on other comprehensive loss	$113	$(59)	$(265)	$(34)

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2019	$(5,952)	$20	$(35)	$(6,257)	$584	$(11,640)
Other comprehensive income/(loss)(a)	(1,310)	(353)	44	79	(65)	(1,605)
Balance, June 28, 2020	$(7,262)	$(333)	$9	$(6,178)	$518	$(13,246)

(a)
Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $12 million loss for the first six months of 2020. Includes after-tax losses of approximately $902 million related to foreign currency translation adjustments and the impact of our net investment hedging program, both attributable to our equity method investment in GSK Consumer Healthcare (see Note 2B), and losses from the weakening of certain major currencies against the U.S. dollar. These losses were partially offset by the results of our net investment hedging program.

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

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial assets and liabilities measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in Notes to Consolidated Financial Statements––Note 1E. Basis of Presentation and Significant Accounting Policies: Fair Value in our 2019 Financial Report:

	June 28, 2020			December 31, 2019
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds(a)	$13,033	$—	$13,033	$705	$—	$705

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	6,218	—	6,218	4,863	—	4,863
Government and agency—U.S.	14	—	14	811	—	811
Corporate and other	1,440	—	1,440	1,013	—	1,013
	7,672	—	7,672	6,687	—	6,687
Total short-term investments	20,705	—	20,705	7,392	—	7,392
Other current assets
Derivative assets:
Interest rate contracts	17	—	17	53	—	53
Foreign exchange contracts	413	—	413	413	—	413
Total other current assets	431	—	431	465	—	465
Long-term investments
Classified as equity securities with readily determinable fair values(b)	2,072	2,046	26	1,902	1,863	39

Classified as available-for-sale debt securities:
Government and agency—U.S.	243	—	243	303	—	303
Corporate and other	11	—	11	11	—	11
	254	—	254	315	—	315
Total long-term investments	2,326	2,046	280	2,216	1,863	354
Other noncurrent assets
Derivative assets:
Interest rate contracts	140	—	140	266	—	266
Foreign exchange contracts	221	—	221	261	—	261
Total derivative assets	362	—	362	526	—	526
Insurance contracts(c)	578	—	578	575	—	575
Total other noncurrent assets	940	—	940	1,102	—	1,102
Total assets	$24,402	$2,046	$22,355	$11,176	$1,863	$9,313

Financial liabilities measured at fair value on a recurring basis:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$127	$—	$127	$114	$—	$114
Total other current liabilities	127	—	127	114	—	114
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	866	—	866	604	—	604
Total other noncurrent liabilities	866	—	866	604	—	604
Total liabilities	$993	$—	$993	$718	$—	$718

(a)
As of June 28, 2020, $11.4 billion of proceeds from the Upjohn debt transactions (see Note 7D) are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.

(b)
As of June 28, 2020, long-term equity securities of $163 million and as of December 31, 2019, long-term equity securities of $176 million were held in restricted trusts for benefits attributable to various U.S. non-qualified employee benefit plans.

(c)
Other noncurrent assets include life insurance policies held in restricted trusts attributable to the funding of various U.S. non-qualified employee benefit plans. The underlying invested assets in these insurance contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions––net in the condensed consolidated statements of income (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	June 28, 2020			December 31, 2019
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion(a)	$50,529	$59,121	$59,121	$35,955	$40,842	$40,842

(a)
As of June 28, 2020, $11.4 billion of proceeds from the Upjohn debt transactions (see Note 7D) are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 28, 2020 or December 31, 2019. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities, which represent investments in the life sciences sector, are based on Level 3 inputs using a market approach.

In addition, as of June 28, 2020 and December 31, 2019, we had long-term receivables whose fair value is based on Level 3 inputs. As of June 28, 2020 and December 31, 2019, the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments and Equity-Method Investments

The following table represents our investments by classification type:
(MILLIONS OF DOLLARS)	June 28, 2020	December 31, 2019
Short-term investments
Equity securities with readily determinable fair values(a)	$13,033	$705
Available-for-sale debt securities	7,672	6,687
Held-to-maturity debt securities	288	1,133
Total Short-term investments	$20,993	$8,525

Long-term investments
Equity securities with readily determinable fair values	$2,072	$1,902
Available-for-sale debt securities	254	315
Held-to-maturity debt securities	43	42
Private equity securities at cost	772	756
Total Long-term investments	$3,142	$3,014
Equity-method investments	15,578	17,133
Total long-term investments and equity-method investments	$18,720	$20,147
Held-to-maturity cash equivalents	$119	$163

(a)
As of June 28, 2020 and December 31, 2019, equity securities with readily determinable fair values included money market funds primarily invested in U.S. Treasury and government debt. As of June 28, 2020, $11.4 billion of proceeds from the Upjohn debt transactions (see Note 7D) are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.

.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments
Debt Securities

At June 28, 2020, our investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt securities at June 28, 2020 and December 31, 2019 is as follows, including, as of June 28, 2020, the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities:

	June 28, 2020								December 31, 2019
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$6,209	$12	$(3)	$6,218	$6,218	$—	$—	$6,218	$4,895	$6	$(38)	$4,863
Government and agency––U.S.	257	1	(1)	257	14	243	—	257	1,120	—	(6)	1,114
Corporate and other(a)	1,450	2	(1)	1,451	1,440	11	—	1,451	1,027	—	(2)	1,025
Held-to-maturity debt securities
Time deposits and other	228	—	—	228	189	9	30	228	535	—	—	535
Government and agency––non-U.S.	222	—	—	222	218	—	4	222	803	—	—	803
Total debt securities	$8,366	$16	$(5)	$8,376	$8,079	$263	$35	$8,376	$8,380	$6	$(47)	$8,340

(a)	Primarily issued by a diverse group of corporations.

For our portfolio of available-for-sale and held-to-maturity debt securities, any expected credit losses would be immaterial to the financial statements.

Equity Securities

The following table presents the calculation of the portion of unrealized gains for the period that relates to equity securities, excluding equity method investments, still held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net gains recognized during the period on equity securities(a)	$(732)	$(36)	$(478)	$(147)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	1	(6)	(18)	(10)
Net unrealized gains during the reporting period on equity securities still held at the reporting date(b)	$(733)	$(31)	$(459)	$(137)

(a)	The net gains on investments in equity securities are reported in Other (income)/deductions––net. For additional information, see Note 4.

(b)
Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. Since January 1, 2018, there were cumulative impairments and downward adjustments of $67 million and upward adjustments of $66 million. Impairments, downward and upward adjustments were not significant in the second quarter and the first six months of 2020 and 2019.

C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	June 28, 2020	December 31, 2019
Commercial paper	$10,660	$13,915
Current portion of long-term debt, principal amount	1,481	1,458
Other short-term borrowings, principal amount(a)	956	860
Total short-term borrowings, principal amount	13,097	16,233
Net fair value adjustments related to hedging and purchase accounting	1	5
Net unamortized discounts, premiums and debt issuance costs	(14)	(43)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$13,084	$16,195

(a)	Other short-term borrowings primarily include cash collateral. For additional information, see Note 7E.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt
New Issuances

In the second quarter of 2020, we issued the following senior unsecured notes:
(MILLIONS OF DOLLARS)
		Principal
Interest Rate	Maturity Date	As of June 28, 2020
Pfizer Inc.(a)
0.800%	May 28, 2025	$750
1.700%	May 28, 2030	1,000
2.550%	May 28, 2040	1,000
2.700%	May 28, 2050	1,250
		$4,000
Upjohn Inc., a wholly-owned subsidiary of Pfizer Inc.(b)
1.125%	June 22, 2022	$1,000
1.650%	June 22, 2025	750
2.300%	June 22, 2027	750
2.700%	June 22, 2030	1,450
3.850%	June 22, 2040	1,500
4.000%	June 22, 2050	2,000
		$7,450
Upjohn Finance B.V., a wholly-owned subsidiary of Upjohn Inc.(b)
0.816%	June 23, 2022	€750
1.023%	June 23, 2024	750
1.362%	June 23, 2027	850
1.908%	June 23, 2032	1,250
		€3,600

(a)
The notes may be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rate for the notes at issuance was 2.11%.

(b)
In June 2020, Upjohn Inc. and Upjohn Finance B.V. completed privately placed debt offerings in connection with the previously announced proposed Reverse Morris Trust transaction that will ultimately combine Upjohn and Mylan to form a new company, Viatris. The notes may be redeemed by Upjohn Inc. and Upjohn Finance B.V., as applicable, at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rates at issuance were 2.95% for the $7.45 billion notes and 1.37% for the €3.60 billion notes. If the proposed transaction with Mylan does not close on or prior to February 1, 2021, or if, prior to such date, Upjohn Inc. and Mylan notify the trustee that the business combination agreement for the proposed transaction with Mylan is terminated, or the transaction will not otherwise be pursued, the notes must be redeemed at redemption prices equal to 101% of their respective principal amounts, plus accrued and unpaid interest. Pfizer has guaranteed these notes, and such guarantees will automatically and unconditionally terminate without the consent of holders of the notes upon the proposed distribution to Pfizer’s stockholders of all of the issued and outstanding shares of Upjohn Inc.’s common stock held by Pfizer (the Distribution). Upjohn Inc. has guaranteed the notes issued by Upjohn Finance B.V., and Upjohn Inc. will remain a guarantor of such notes post Distribution. Following the separation, Upjohn Inc. and Upjohn Finance B.V., as applicable, will remain the obligor. The proceeds from the financings will be used in part to fund a cash distribution from Upjohn Inc. to Pfizer immediately prior to the Distribution. In the interim, the $11.4 billion of proceeds are classified as Restricted short-term investments in the condensed consolidated balance sheet as of June 28, 2020 pursuant to the terms of the transaction agreements.

In the first quarter of 2020, we issued the following senior unsecured notes:
(MILLIONS OF DOLLARS)		Principal
Interest Rate	Maturity Date	As of June 28, 2020
2.625%(a)	April 1, 2030	$1,250
Total long-term debt issued in the first quarter of 2020(b)		$1,250

(a)	The notes may be redeemed by us at any time, in whole, or in part, at a redemption price plus accrued and unpaid interest.

(b)	The effective interest rate for the notes at issuance was 2.67%.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	June 28, 2020	December 31, 2019
Total long-term debt, principal amount(a)	$49,187	$34,820
Net fair value adjustments related to hedging and purchase accounting	1,654	1,305
Net unamortized discounts, premiums and debt issuance costs	(317)	(176)
Other long-term debt	5	5
Total long-term debt, carried at historical proceeds, as adjusted	$50,529	$35,955
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$1,481	$1,462

(a)
As of June 28, 2020, $11.4 billion of proceeds from the Upjohn debt transactions are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.

Retirements
In March 2020, we repurchased at par all $1.065 billion principal amount outstanding of our senior unsecured notes that were due in 2047 before the maturity date, which did not have a material impact on our condensed consolidated financial statements.
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

The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Swedish krona and Chinese renminbi.
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

The following table provides the fair value of the derivative financial instruments and the related notional amounts presented between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

(MILLIONS OF DOLLARS)	June 28, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$22,543	$551	$914	$25,193	$591	$662
Interest rate contracts	1,995	158	—	6,645	318	—
		708	914		909	662

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,433	84	79	$19,623	82	55

Total		$792	$993		$992	$718

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
The notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $5.2 billion as of June 28, 2020 and $5.9 billion as of December 31, 2019.

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$187	$(204)	$172	$48
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach(d)	—	—	13	28	14	32
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	6	483	—	—	—	—
Hedged item	(6)	(483)	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—
Hedged item	—	—	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(144)	(48)	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness(d)	—	—	29	52	42	31
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	—	(16)	—	—
Foreign currency long-term debt(e)	—	—	(42)	(27)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	8	(4)	—	—	—	—
All other net(d)	—	—	12	—	—	—
	$8	$(4)	$56	$(216)	$228	$111

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a), (b)
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$(341)	$6	$126	$257
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach(d)	—	—	42	84	41	86

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	392	813	—	—	—	—
Hedged item	(392)	(813)	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—
Hedged item	—	—	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	240	(25)	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(d)	—	—	176	93	84	55

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	8	19	—	—
Foreign currency long-term debt(e)	—	—	3	11	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(51)	(124)	—	—	—	—
All other net(d)	—	—	12	1	(1)	—
	$(51)	$(124)	$139	$188	$251	$398

(a)
OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)
For derivative financial instruments in cash flow hedge relationships, the gains and losses are included in Other comprehensive loss––Unrealized holding gains/(losses) on derivative financial instruments, net. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the gains and losses are included in Other comprehensive loss––Foreign currency translation adjustments, net.

(c)	The amounts reclassified from OCI into COS were:

•	a net gain of $80 million in the second quarter of 2020;

•	a net gain of $150 million in the first six months of 2020;

•	a net gain of $59 million in the second quarter of 2019; and

•	a net gain of $103 million in the first six months of 2019.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $102 million within the next 12 months into income. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.

(d)	The amounts reclassified from OCI were reclassified into OID.

(e)	Long-term debt includes foreign currency long-term borrowings with carrying values of $2.0 billion as of June 28, 2020, which are used as hedging instruments in net investment hedges.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	June 28, 2020			December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS OF DOLLARS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term investments	$45	$—	$—	$—	$—	$—
Long-term investments	—	—	—	45	—	—
Long-term debt	2,023	140	1,181	7,092	266	690

(a)	Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
Certain of our derivative financial instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of June 28, 2020, the aggregate fair value of these derivative financial instruments that are in a net liability position was $928 million, for which we have posted collateral of $922 million in the normal course of business. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, we would not have been required to post any additional collateral to our counterparties.
As of June 28, 2020, we received cash collateral of $858 million from various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. For additional information about concentrations of certain credit risk related to certain significant customers, see Notes to Consolidated Financial Statements––Note 17C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2019 Financial Report. As of June 28, 2020, we had amounts due from a well-diversified, high quality group of banks ($1.9 billion) from around the world. For details about our investments, see Note 7B above.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty, see Note 7E above.
Note 8. Inventories

The following table provides the components of Inventories:
(MILLIONS OF DOLLARS)	June 28, 2020	December 31, 2019
Finished goods	$3,002	$2,750
Work-in-process	4,810	4,743
Raw materials and supplies	752	790
Inventories(a)	$8,564	$8,283
Noncurrent inventories not included above(b)	$962	$714

(a)
The change from December 31, 2019 reflects increases for certain products, including inventory build for new product launches, network strategy and market demand, partially offset by a decrease due to foreign exchange.

(b)	Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	June 28, 2020			December 31, 2019
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$89,927	$(64,683)	$25,244	$88,730	$(63,106)	$25,625
Brands	922	(757)	165	922	(741)	181
Licensing agreements and other(b)	2,327	(1,226)	1,101	1,772	(1,191)	582
	93,176	(66,667)	26,509	91,425	(65,037)	26,387
Indefinite-lived intangible assets
Brands	1,991		1,991	1,991		1,991
IPR&D(a)	4,518		4,518	5,919		5,919
Licensing agreements and other(b)	523		523	1,073		1,073
	7,032		7,032	8,983		8,983
Identifiable intangible assets(c)	$100,208	$(66,667)	$33,541	$100,408	$(65,037)	$35,370

(a)
The changes in the gross carrying amount of Developed technology rights and IPR&D primarily reflect the transfer of $1.4 billion from IPR&D to Developed technology rights to reflect the approval of Braftovi in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy.

(b)
The changes in the gross carrying amount of Licensing agreements and other primarily reflect the transfer of $550 million from Indefinite-lived Licensing agreements and other to finite-lived Licensing agreements and other to reflect the approval in the U.S. of several products subject to out-licensing arrangements acquired from Array.

(c)	The decrease in Identifiable intangible assets, less accumulated amortization, is primarily due to amortization.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	June 28, 2020
	Biopharma	Upjohn	WRDM
Developed technology rights	99%	1%	—
Brands, finite-lived	100%	—	—
Brands, indefinite-lived	42%	58%	—
IPR&D	94%	—	6%
Licensing agreements and other, finite-lived	99%	1%	1%
Licensing agreements and other, indefinite-lived	100%	—	—

Amortization

Total amortization expense for finite-lived intangible assets was $917 million for the second quarter of 2020 and $1.2 billion for the second quarter of 2019, and $1.8 billion for the first six months of 2020 and $2.4 billion for the first six months of 2019.
B. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Biopharma	Upjohn	Total
Balance, December 31, 2019	$48,202	$10,451	$58,653
Other(a)	(155)	(49)	(204)
Balance, June 28, 2020	$48,047	$10,401	$58,449

(a)	Primarily represents the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$—	$—	$—	$—	$36	$31	$10	$9
Interest cost	131	157	8	12	40	54	13	19
Expected return on plan assets	(251)	(223)	—	—	(75)	(80)	(9)	(8)
Amortization of:
Actuarial losses	32	37	4	2	30	20	—	1
Prior service credits	(1)	(1)	—	—	(1)	(1)	(43)	(45)
Settlements	6	2	6	—	1	—	—	—
Special termination benefits	—	1	1	3	—	—	—	1
Net periodic benefit cost/(credit) reported in income	$(83)	$(27)	$19	$17	$32	$25	$(30)	$(23)

	Six Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$—	$—	$—	$—	$72	$63	$19	$19
Interest cost	262	315	18	25	82	109	25	38
Expected return on plan assets	(503)	(445)	—	—	(153)	(160)	(18)	(16)
Amortization of:
Actuarial losses	64	74	7	5	62	41	—	2
Prior service credits	(1)	(2)	—	—	(1)	(2)	(86)	(89)
Settlements	20	2	44	—	2	—	—	—
Special termination benefits	—	1	2	9	—	—	—	1
Net periodic benefit cost/(credit) reported in income	$(159)	$(55)	$71	$37	$63	$51	$(60)	$(46)

The following table provides the amounts we contributed, and the amounts we expect to contribute during 2020, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the six months ended June 28, 2020	$3	$150	$116	$64
Expected contributions from our general assets during 2020(a)	1,253	183	185	137

(a)
Contributions expected to be made for 2020 are inclusive of amounts contributed during the six months ended June 28, 2020. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments. For the U.S. qualified plans, we plan to make a $1.25 billion voluntary contribution in the second half of 2020.

Note 11. Equity
A. Preferred Stock
Prior to May 4, 2020, Pfizer’s Series A convertible perpetual preferred stock (the Series A Preferred Stock) was held by an employee stock ownership plan trust (the Trust). All outstanding shares of Series A Preferred Stock were converted, at the direction of the independent fiduciary under the Trust and in accordance with the certificate of designations for the Series A Preferred Stock, into shares of Pfizer common stock on May 4, 2020. The Trust received an aggregate of 1,070,369 shares of Pfizer common stock upon conversion, with zero shares of Series A Preferred Stock remaining outstanding as a result of the conversion.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Dividends

The following table summarizes quarterly cash dividends:
2020			2019
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
December 13, 2019	March 6, 2020	0.38	December 14, 2018	March 1, 2019	0.36
April 23, 2020	June 5, 2020	0.38	April 25, 2019	June 7, 2019	0.36
June 25, 2020	September 1, 2020	0.38	June 27, 2019	September 3, 2019	0.36
			September 24, 2019	December 2, 2019	0.36

Note 12. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following table provides the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(IN MILLIONS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
EPS Numerator––Basic
Income from continuing operations	$3,434	$5,056	$6,845	$8,945
Less: Net income attributable to noncontrolling interests	8	10	17	15
Income from continuing operations attributable to Pfizer Inc.	3,426	5,046	6,828	8,929
Less: Preferred stock dividends––net of tax	—	—	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,426	5,045	6,828	8,929
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$3,426	$5,045	$6,828	$8,929
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,426	$5,046	$6,828	$8,929
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,426	$5,046	$6,828	$8,929
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,554	5,562	5,550	5,598
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	65	110	66	112
Weighted-average number of common shares outstanding––Diluted	5,619	5,672	5,616	5,711
Anti-dilutive common stock equivalents(a)	6	1	4	2

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
Xeljanz (tofacitinib)
Beginning in 2017, we brought patent-infringement actions against several generic manufacturers that filed separate abbreviated new drug applications with the FDA seeking approval to market their generic versions of tofacitinib tablets in one or both of 5 mg and 10 mg dosage strengths, and in both immediate and extended release forms. To date, actions against the following generic manufacturers have been settled on terms not material to Pfizer: (i) MicroLabs USA Inc. and MicroLabs Ltd.; (ii) Sun Pharmaceutical Industries Ltd.; (iii) Prinston Pharmaceutical Inc., Zhejiang Huahai Pharmaceutical Co., Ltd., Huahai US Inc. and Solco Healthcare US, LLC; (iv) Breckenridge Pharmaceutical Inc., Pensa Pharma S.A. and Laboratorios Del Dr. Esteve, S.A.; and (v) Ajanta Pharma Ltd. and Ajanta Pharma USA Inc. The remaining actions continue as described below.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Lyrica (pregabalin)
In June 2014, Generics (U.K.) Ltd (trading as Mylan) filed an invalidity action against the Lyrica pain use patent in the High Court of Justice in London. Subsequently, Actavis Group PTC ehf filed an invalidity action in the same court, and Pfizer sued for infringement against Actavis Group PTC ehf, Actavis U.K. Ltd and Caduceus Pharma Ltd (together, Actavis), in addition to requesting preliminary relief. Our request for preliminary relief was denied in a January 2015 hearing, and the denial subsequently was confirmed on appeal.

In February 2015, the National Health Service (NHS) England was ordered by the High Court, as an intermediary, to issue guidance for prescribers and pharmacists directing the prescription and dispensing of Lyrica by brand when pregabalin was prescribed for the treatment of neuropathic pain. NHS Wales and NHS Northern Ireland also issued prescribing guidance. The guidance to prescribe and dispense Lyrica for neuropathic pain was withdrawn upon patent expiration in July 2017.

We also filed infringement actions against (i) Teva UK Ltd, and (ii) Dr. Reddy’s Laboratories (UK) Ltd and Caduceus Pharma Ltd (together, Dr. Reddy’s) in February 2015, seeking the same relief as in the action against Actavis. Dr. Reddy’s filed an invalidity counterclaim. These actions were stayed pending the outcome of the Mylan and Actavis cases.

The Mylan and Actavis invalidity actions were heard in the High Court at the same time as the Actavis infringement action. The High Court ruled against us, holding that the asserted claims were either not infringed or invalid, and appeals followed. In November 2018, the U.K. Supreme Court ruled that all the relevant claims directed to neuropathic pain were invalid.

In October 2015, after Sandoz GmbH and Sandoz Ltd (together, Sandoz) launched a full label generic pregabalin product, we obtained from the High Court a preliminary injunction enjoining Sandoz from further sales of the product and ordering Sandoz to identify the parties holding its product. Sandoz identified wholesaler AAH Pharmaceuticals Ltd and pharmacy chain Lloyds Pharmacy Ltd (supplied by AAH), and we requested that these parties cease further sales and withdraw the Sandoz full label product. In October 2015, Lloyds was added to the Sandoz action, and we obtained a preliminary order from the High Court requiring Lloyds to advise its pharmacists that the Sandoz full label product should not be dispensed. In November 2015, the High Court confirmed the preliminary injunction against Sandoz and Lloyds. Sandoz filed an invalidity counterclaim. Upon

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agreement of the parties, in December 2015, the proceedings against Lloyds were discontinued, and the proceedings against Sandoz were stayed pending outcome of the Mylan and Actavis cases. The preliminary injunction against Sandoz remained in place until patent expiration in July 2017.

In May 2020, Dr. Reddy’s filed a claim for damages in connection with the above-referenced legal actions. In July 2020, the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) filed a claim for damages in connection with the above-referenced legal action concerning Sandoz.
Matter Involving Our Collaboration/Licensing Partners
Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. One of the patents expired in December 2019 and the remaining patents currently are set to expire in 2026 and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents. In August 2020, the U.S. District Court for the District of Delaware ruled that both the 2026 patent and the 2031 patent are valid and infringed by the proposed generic products. The decision is subject to appeal. Prior to the August 2020 ruling, we and BMS settled with certain of the generic companies on terms not material to Pfizer, and we and BMS may settle with other generic companies in the future.
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
Viagra
Since April 2016, a Multi-District Litigation has been pending in the U.S. District Court for the Northern District of California (In Re: Viagra (Sildenafil Citrate) Products Liability Litigation, MDL-2691), in which plaintiffs allege that they developed melanoma and/or the exacerbation of melanoma purportedly as a result of the ingestion of Viagra. Additional cases filed against Lilly with respect to Cialis have also been consolidated in the Multi-District Litigation (In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation, MDL-2691). In January 2020, the District Court granted our and Lilly’s motion to exclude all of plaintiffs’ general causation opinions. As a result, in April 2020, the District Court entered summary judgment in favor of defendants and dismissed all of plaintiffs’ claims. In April 2020, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

EpiPen
Beginning in February 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In February 2020, a similar lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, King, Meridian and the Mylan entities on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants (the 2020 Lawsuit). Against Pfizer and/or its affiliates, plaintiffs in these actions generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal antitrust laws and various state antitrust laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs also filed various federal antitrust, state consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In August 2017, all of these actions, except for the 2020 Lawsuit, were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation (In re: EpiPen (Epinephrine Injection, USP) Marketing, Sales Practices and Antitrust Litigation, MDL-2785) in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties.

In July 2020, a new lawsuit was filed in the District of Colorado on behalf of indirect purchasers. Plaintiff represents a putative U.S. nationwide class of persons or entities who paid for any portion of the end-user purchase price of certain refill or replacement EpiPens since 2010. Plaintiff alleges that Pfizer and Meridian misrepresented the shelf-life and expiration date of EpiPen, in violation of the federal RICO statute. Plaintiff seeks treble damages for alleged unnecessary replacement or refill purchases of EpiPens by members of the putative class.
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

•	Mississippi Attorney General Government Action
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Zantac
A number of lawsuits have been filed against Pfizer in various federal and state courts alleging that plaintiffs developed various types of cancer, or face an increased risk of developing cancer, purportedly as a result of the ingestion of Zantac. The significant majority of these cases also name other defendants that have historically manufactured and/or sold Zantac. Pfizer has not sold Zantac since 2006, and only sold an over-the-counter version of the product. Plaintiffs seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement.
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re Zantac/Ranitidine NDMA Litigation, MDL-2924) in the U.S. District Court for the Southern District of Florida. In June 2020: (i) plaintiffs in the Multi-District Litigation filed against Pfizer and many other defendants a consolidated consumer class action complaint alleging, among other things, violations of the RICO statute and consumer protection statutes of all 50 states, and a consolidated third-party payor class action complaint alleging violation of the RICO statute and seeking reimbursement for payments made for the prescription version of Zantac; (ii) Pfizer received service of a Canadian class action complaint naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (iii) the State of New Mexico filed a civil action against Pfizer and many other defendants, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in New Mexico.
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
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. In July 2018, the U.S. Department of Justice requested documents related to this matter, which have been provided.
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
In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. In May 2019, Attorneys General of more than 40 states plus the District of Columbia and Puerto Rico filed a

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

complaint against a number of pharmaceutical companies, including Greenstone and Pfizer. The matter has been consolidated with a Multi-District Litigation (In re: Generic Pharmaceuticals Pricing Antitrust Litigation MDL No. 2724) in the Eastern District of Pennsylvania. As to Greenstone and Pfizer, the complaint alleges anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws. In June 2020, the State Attorneys General filed a new complaint against a large number of companies, including Greenstone and Pfizer, making similar allegations, but concerning a new set of drugs. This complaint was transferred to the Multi-District Litigation in July 2020.
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
Contracts with Iraqi Ministry of Health
See Note 13A3. Contingencies and Certain Commitments: Legal Proceedings––Commercial and Other Matters––Contracts with Iraqi Ministry of Health above for information regarding U.S. government investigations related to contracts with the Iraqi Ministry of Health.
Docetaxel––Mississippi Attorney General Government Action
See Note 13A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Docetaxel––Mississippi Attorney General Government Action above for information regarding a government action related to Docetaxel marketing practices.
U.S. Department of Justice Inquiries relating to India Operations
In March 2020, we received an informal request from the U.S. Department of Justice's Consumer Protection Branch seeking documents relating to our manufacturing operations in India, including at our former facility located at Irrungattukottai in India. In April 2020, we received a similar request from the U.S. Attorney’s Office for the SDNY regarding a civil investigation concerning operations at our facilities in India. We are producing records pursuant to these requests.
U.S. Department of Justice Inquiry relating to China Operations
In June 2020, we received an informal request from the U.S. Department of Justice's FCPA Unit seeking documents relating to our operations in China. We will be producing records pursuant to this request.
Zantac––State of New Mexico Civil Action
See Note 13A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Zantac above for information regarding a civil action filed by the State of New Mexico alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in New Mexico.
A5. Legal Proceedings––Matters Resolved During the First Six Months of 2020
During the first six months of 2020, certain matters, including the matter discussed below, were resolved or were the subject of definitive settlement agreements or settlement agreements-in-principle.
Hormone Therapy Consumer Class Action
A certified consumer class action was pending against Wyeth in the U.S. District Court for the Southern District of California based on the alleged off-label marketing of its hormone therapy products. The case was originally filed in December 2003. The class consisted of California consumers who purchased Wyeth’s hormone-replacement products between January 1995 and January 2003 and who did not seek personal injury damages therefrom. The class sought compensatory and punitive damages, including a full refund of the purchase price. In March 2020, the parties reached an agreement, and obtained preliminary court approval, to resolve this matter for $200 million, which was paid in full in the second quarter of 2020.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2020, the estimated fair value of these indemnification obligations was not significant.
In addition, in connection with our entry into certain agreements, our counterparties may agree to indemnify us. For example, our collaboration agreement with EMD Serono, Inc. to co-promote Rebif in the U.S. expired at the end of 2015 and included certain indemnity provisions. Patent litigation brought by Biogen Idec MA Inc. against EMD Serono Inc. and Pfizer is pending in the U.S. District Court for the District of New Jersey and the United States Court of Appeals for the Federal Circuit. EMD Serono Inc. has acknowledged that it is obligated to satisfy any award of damages.
Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer. See Note 7D for additional information.
C. Contingent Consideration for Acquisitions
We may be required to make contingent consideration payments to sellers for certain prior business combinations. For additional information, see Notes to Consolidated Financial Statements––Note 1D. Basis of Presentation and Significant Accounting Policies: Acquisitions in our 2019 Financial Report. The estimated fair value of contingent consideration as of June 28, 2020 is $727 million, of which $157 million is recorded in Other current liabilities and $570 million is recorded in Other noncurrent liabilities in our condensed consolidated balance sheet. The estimated fair value of contingent consideration as of December 31, 2019 was $711 million, of which $160 million was recorded in Other current liabilities and $551 million was recorded in Other noncurrent liabilities in our condensed consolidated balance sheet. The increase in the contingent consideration balance from December 31, 2019 is primarily due to fair value adjustments, partially offset by payments made upon the achievement of certain milestones.
Note 14. Segment, Geographic and Other Revenue Information

A. Segment Information

At the beginning of our fiscal year 2019, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of three distinct business segments: Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (Consumer Healthcare), each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn is, and through July 31, 2019 Consumer Healthcare was, responsible for its own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. Biopharma and Upjohn are the only reportable segments.
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
Acquisitions and other business development activities completed in 2019 and in the first half of 2020, including the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture, impacted financial results in the periods presented. For additional information, see Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, and Note 2.

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

Select products include: - Ibrance - Eliquis - Prevnar 13/Prevenar 13 - Xeljanz - Enbrel (outside the U.S. and Canada) - Vyndaqel/Vyndamax - Chantix/Champix - Xtandi - Sutent	Select products include: - Lipitor - Lyrica - Norvasc - Celebrex - Viagra - Certain generic medicines
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

•
Corporate and Other Unallocated––the costs associated with corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance, and worldwide procurement), patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing (which include manufacturing variances associated with production) and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs. Corporate and Other Unallocated also includes our share of earnings from the GSK Consumer Healthcare joint venture and other charges related to the GSK Consumer Healthcare joint venture, primarily representing our pro-rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture.

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
Segment Assets

We manage our assets on a Total Company basis, not by operating segment, as many of our operating assets are shared or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $178 billion as of June 28, 2020 and $167 billion as of December 31, 2019.
Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Reportable Segments:
Biopharma	$9,795	$9,432	$6,650	$6,071
Upjohn	2,006	2,970	1,168	1,973
Total reportable segments	11,801	12,402	7,818	8,044
Other business activities	—	862	(1,530)	(1,193)
Reconciling Items:
Corporate and other unallocated	—	—	(1,136)	(1,399)
Purchase accounting adjustments	—	—	(910)	(1,178)
Acquisition-related costs	—	—	(21)	176
Certain significant items(b)	—	—	(268)	(309)
	$11,801	$13,264	$3,953	$4,141

	Six Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Reportable Segments:
Biopharma	$19,802	$18,477	$13,379	$11,954
Upjohn	4,027	6,184	2,359	4,251
Total reportable segments	23,829	24,661	15,738	16,206
Other business activities	—	1,721	(3,019)	(2,306)
Reconciling Items:
Corporate and other unallocated	—	—	(2,245)	(2,676)
Purchase accounting adjustments	—	—	(1,722)	(2,217)
Acquisition-related costs	—	—	(34)	148
Certain significant items(b)	—	—	(879)	(691)
	$23,829	$26,382	$7,838	$8,463

(a)
Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income of $76 million in the second quarter of 2020 and $76 million in the second quarter of 2019, and $153 million in the first six months of 2020 and $140 million in the first six months of 2019 from our investment in ViiV. For additional information, see Note 4.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
United States	$5,402	$6,335	(15)	$11,053	$12,510	(12)
Developed Europe(a)	2,088	2,228	(6)	4,009	4,315	(7)
Developed Rest of World(b)	1,552	1,639	(5)	3,008	3,174	(5)
Emerging Markets(c)	2,759	3,062	(10)	5,759	6,383	(10)
Revenues	$11,801	$13,264	(11)	$23,829	$26,382	(10)

(a)
Developed Europe region includes the following markets: Western Europe, Scandinavian countries and Finland. Revenues denominated in euros were $1.7 billion in the second quarter of 2020 and $1.8 billion in the second quarter of 2019, and were $3.2 billion in the first six months of 2020 and $3.5 billion in the first six months of 2019.

(b)	Developed Rest of World region includes the following markets: Japan, Canada, South Korea, Australia and New Zealand.

(c)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey.

C. Other Revenue Information
Significant Product Revenues
The following table provides detailed revenue information for several of our major products:

(MILLIONS OF DOLLARS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
TOTAL REVENUES		$11,801	$13,264	$23,829	$26,382
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)		$9,795	$9,432	$19,802	$18,477
Internal Medicine(a)		$2,279	$2,243	$4,610	$4,380
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,272	1,085	2,572	2,096
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	235	276	505	549
Premarin family	Symptoms of menopause	152	193	304	361
BMP2	Development of bone and cartilage	57	79	127	145
Toviaz	Overactive bladder	64	65	124	125
All other Internal Medicine	Various	498	544	978	1,103
Oncology		$2,647	$2,236	$5,082	$4,198
Ibrance	Metastatic breast cancer	1,349	1,261	2,598	2,394
Xtandi alliance revenues	Non-metastatic and metastatic castration-resistant prostate cancer and metastatic castration-sensitive prostate cancer	266	201	475	369
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	209	248	414	480
Inlyta	Advanced RCC	195	104	364	177
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	138	133	287	255
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	113	97	213	177
Retacrit(b)	Anemia	87	51	176	82
Braftovi	In combination with Mektovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy	36	—	74	—
Mektovi	In combination with Braftovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation	32	—	69	—
All other Oncology	Various	221	140	412	262
Hospital(a), (c)		$1,794	$1,838	$3,807	$3,665
Sulperazon	Bacterial infections	102	165	289	342
Medrol	Anti-inflammatory glucocorticoid	78	120	207	240
Zithromax	Bacterial infections	55	73	193	177
Precedex	Sedation agent in surgery or intensive care	114	40	156	80
Vfend	Fungal infections	75	94	149	178
Panzyga	Primary humoral immunodeficiency	63	44	136	61

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Zyvox	Bacterial infections	55	71	125	134
Fragmin	Treatment/prevention of venous thromboembolism	58	63	118	123
Pfizer CentreOne(d)	Various	224	204	376	380
All other Anti-infectives	Various	367	420	811	825
All other Hospital(c)	Various	603	544	1,245	1,124
Vaccines		$1,247	$1,375	$2,857	$2,988
Prevnar 13/Prevenar 13	Pneumococcal disease	1,116	1,179	2,566	2,665
Nimenrix	Meningococcal disease	56	58	130	107
All other Vaccines	Various	75	138	161	215
Inflammation & Immunology (I&I)		$1,149	$1,219	$2,127	$2,256
Xeljanz	RA, PsA, UC	635	613	1,086	1,036
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	337	420	684	871
Inflectra/Remsima(b)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	150	153	308	291
All other I&I	Various	26	34	48	59
Rare Disease		$681	$521	$1,319	$991
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	277	63	508	104
BeneFIX	Hemophilia B	109	121	230	247
Genotropin	Replacement of human growth hormone	106	125	209	232
Refacto AF/Xyntha	Hemophilia A	91	108	181	214
Somavert	Acromegaly	67	68	131	128
All other Rare Disease	Various	31	35	61	66
UPJOHN(a)		$2,006	$2,970	$4,027	$6,184
Lipitor	Reduction of LDL cholesterol	431	407	836	1,029
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	349	1,175	706	2,362
Norvasc	Hypertension	222	216	419	516
Celebrex	Arthritis pain and inflammation, acute pain	139	174	295	347
Viagra	Erectile dysfunction	94	114	222	259
Effexor	Depression and certain anxiety disorders	86	86	163	163
Zoloft	Depression and certain anxiety disorders	79	73	157	143
EpiPen(a)	Epinephrine injection used in treatment of life-threatening allergic reactions	64	67	136	123
Xalatan/Xalacom	Glaucoma and ocular hypertension	65	72	126	133
All other Upjohn	Various	476	587	968	1,109
CONSUMER HEALTHCARE BUSINESS(e)		$—	$862	$—	$1,721
Total Alliance revenues		$1,404	$1,187	$2,786	$2,277
Total Biosimilars(b)		$289	$217	$578	$396
Total Sterile Injectable Pharmaceuticals(f)		$1,237	$1,218	$2,644	$2,455

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiaries (the Company) as of June 28, 2020, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 28, 2020 and June 30, 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 28, 2020 and June 30, 2019 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 6, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout this MD&A. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. All trademarks in this MD&A are the property of their respective owners. The MD&A is organized as follows:

●	Overview of Our Performance, Operating Environment, Strategy and Outlook	Beginning on page 47

This section provides information about the following: Our Business; Our Business Development Initiatives; our performance during the second quarter and first six months of 2020 and 2019; Our Operating Environment; The Global Economic Environment; Our Strategy; and Our Financial Guidance for 2020.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 57
This section discusses our disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements.
●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 58
This section includes the following sub-sections:
	○ Revenues by Operating Segment and Geography	Beginning on page 59
This sub-section provides an overview of revenues by operating segment and geography as well as revenue deductions.
	○ Revenues––Selected Product Discussion	Beginning on page 64
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments––Biopharmaceutical	Beginning on page 69
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 72
This sub-section provides a discussion about our costs and expenses.
	○ Provision/(Benefit) for Taxes on Income	Beginning on page 75
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 75
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 81
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 88
This section provides an analysis of our cash flows for the first six months of 2020 and 2019.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 89

This section provides an analysis of selected measures of our liquidity and of our capital resources as of June 28, 2020 and December 31, 2019, as well as a discussion of our outstanding debt and other commitments that existed as of June 28, 2020 and December 31, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards	Beginning on page 93
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 93
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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and, through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information about this operating structure, see Notes to Condensed Consolidated Financial Statements––Note 14A. Segment, Geographic and Other Revenue Information: Segment Information and the “Commercial Operations” section in Part I, Item 1, “Business” of our 2019
Form 10-K.
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and six months ended May 24, 2020 and May 26, 2019. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and six months ended June 28, 2020 and June 30, 2019.
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

Our significant recent business development activities include:

•
Agreement with Valneva SE––On April 30, 2020, we signed an agreement to co-develop and commercialize Valneva’s Lyme disease vaccine candidate VLA15, which is currently in Phase 2 clinical studies. In June 2020, Valneva announced that the antitrust-related condition precedent was met and, consequently, the agreement became effective. VLA15 is the only active Lyme disease vaccine program in clinical development today, and covers six serotypes that are prevalent in North America and Europe. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisition, Equity-Method Investment and Licensing Arrangements: Licensing Arrangements.

•
Agreement with BioNTech SE––On April 9, 2020, we signed a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. The collaboration aims to rapidly advance multiple COVID-19 vaccine candidates into human clinical testing based on BioNTech’s proprietary mRNA vaccine platforms, with the objective of ensuring rapid worldwide access to the vaccine, if approved. The collaboration will leverage our broad expertise in vaccine R&D, regulatory capabilities, and global manufacturing and distribution network. We and BioNTech plan to jointly conduct clinical trials for the COVID-19 vaccine candidates initially in the U.S. and Europe across multiple sites. For additional information, including information regarding our COVID-19 vaccine development program, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and “Product Developments—Biopharmaceutical” sections of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisition, Equity-Method Investment and Licensing Arrangements: Licensing Arrangements.

•
Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture develops and markets brands in the oral health, pain relief, respiratory, nutrition/gastro-intestinal and skin health categories and is one of the world’s leading over-the-counter healthcare companies. Our financial results, and our Consumer Healthcare segment’s operating results, for the second quarter of 2019 reflect three months of Consumer Healthcare segment operations and for the first six months of 2019 reflect six months of Consumer Healthcare segment operations, while financial results for the second quarter and first six months of 2020 do not reflect any contribution from the Consumer Healthcare business. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisition, Equity-Method Investment and Licensing Arrangements: Equity-Method Investment.

•
Agreement to Combine Upjohn with Mylan N.V.––On July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. Under the terms of the agreement, which is structured as an all-stock, Reverse Morris Trust transaction, Upjohn is expected to be spun off to Pfizer’s shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction was approved by Mylan’s shareholders in June 2020 and is anticipated to close in the fourth quarter of 2020, subject to customary closing conditions, including receipt of the remaining required regulatory approvals. In June 2020, Upjohn Inc. and Upjohn Finance B.V. (a wholly-owned subsidiary of Upjohn Inc.) completed privately placed debt offerings in connection with the transaction. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt and the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 30% has been incurred since inception and through the first six months of 2020. Such charges include costs and expenses related to separation of legal entities and anticipated transaction costs.

For a description of the more significant recent transactions through February 27, 2020, the filing date of our 2019 Form 10-K, see the “Our Business Development Initiatives” section of our 2019 Financial Report.

Our Second Quarter 2020 and First Six Months of 2020 Performance

Revenues
Revenues decreased $1.5 billion, or 11%, in the second quarter of 2020, compared to the same period in 2019, reflecting an operational decrease of $1.2 billion, or 9%, as well as an unfavorable impact of foreign exchange of $277 million, or 2%. Excluding the impact of the Consumer Healthcare transaction, revenues decreased 3% operationally, reflecting a 31% operational decline in our Upjohn business mainly due to the U.S. loss of exclusivity of Lyrica, which was partially offset by 6% operational growth in our Biopharma business. Excluding the impact of Lyrica in the U.S., Upjohn revenues declined 6% operationally. Revenues for the second quarter of 2020 included an estimated net unfavorable impact of approximately $500 million, or 4%, due to COVID-19, primarily reflecting unfavorable disruptions to wellness visits for pediatric and adult patients in the U.S. and lower demand for certain products in China, partially offset by increased U.S. demand for certain sterile injectable products as well as increased adult demand for Prevenar 13 in certain international markets.

Revenues decreased $2.6 billion, or 10%, in the first six months of 2020, compared to the same period in 2019, reflecting an operational decrease of $2.1 billion, or 8%, as well as an unfavorable impact of foreign exchange of $411 million, or 2%. Excluding the impact of the Consumer Healthcare transaction, revenues decreased 2% operationally, reflecting a 34% operational decline in our Upjohn business mainly due to the U.S. loss of exclusivity of Lyrica, which was partially offset by 9% operational growth in our Biopharma business. Excluding the impact of Lyrica in the U.S., Upjohn revenues declined 11% operationally. Revenues for the first six months of 2020 included an estimated net unfavorable impact of approximately $350 million, or 1%, due to COVID-19, primarily reflecting unfavorable disruptions to wellness visits for pediatric and adult patients in the U.S. and lower demand for certain products in China, partially offset by increased U.S. demand for certain sterile injectable products as well as increased adult demand for Prevenar 13 in certain international markets.
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues by Operating Segment and Geography” section below for more information, including a discussion of key drivers of our revenue performance.
For worldwide revenues and revenues by geography, for selected products, see the discussion in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A. For additional information regarding the primary indications or class of certain products, see Notes to Condensed Consolidated Financial Statements––Note 14C. Segment, Geographic and Other Revenue Information: Other Revenue Information.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income
The following provides an analysis of the decrease in Income from continuing operations before provision/(benefit) for taxes on income for the second quarter and first six months of 2020:

(MILLIONS OF DOLLARS)	Three Months	Six Months
Income from continuing operations before provision/(benefit) for taxes on income, for the three and six months ended June 30, 2019	$4,141	$8,463
Unfavorable change in revenues	(1,463)	(2,552)
Favorable/(Unfavorable) changes:
Lower Cost of sales(a)	295	351
Lower Selling, informational and administrative expenses(b)	481	947
Higher Research and development expenses(c)	(290)	(311)
Lower Amortization of intangible assets(d)	279	577
Higher Restructuring charges and certain acquisition-related costs(e)	(478)	(500)
Higher net gains recognized during the period on equity-securities(f)	696	331
Lower business and legal entity alignment costs(f)	137	256
Lower asset impairment charges(f)	10	160
Non-recurrence of net losses on early retirement of debt(f)	—	138
Higher income from collaborations, out-licensing arrangements and sales of compound/product rights(f)	78	111
GSK Consumer Healthcare JV equity method income(f)	126	92
Higher net periodic benefit credits other than service costs(f)	57	85
Unfavorable change in the fair value of contingent consideration(f)	(5)	(89)
Higher net interest expense(f)	(23)	(84)
Non-recurrence of insurance recoveries related to Hurricane Maria in 2019	(25)	(50)
All other items, net	(65)	(86)
Income from continuing operations before provision/(benefit) for taxes on income, for the three and six months ended June 28, 2020	$3,953	$7,838

(a)	See the “Costs and Expenses––Cost of Sales” section of this MD&A.

(b)	See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.

(c)	See the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A.

(d)	See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.

(e)	See the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

(f)	See Notes to Condensed Consolidated Financial Statements––Note 4. Other (Income)/Deductions—Net.
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
We will continue to aggressively defend our patent rights whenever we deem appropriate. For a discussion of certain recent developments with respect to patent litigation, see Notes to Condensed Consolidated Financial Statements––Note 13A1. Contingencies and Certain Commitments: Legal Proceedings––Patent Litigation.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business”, of our 2019 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$216	$154	$350	$289
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.	71	70	110	121

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Governments, MCOs and other payor groups continue to seek increasing discounts on our products through a variety of means and could have a material adverse impact on our results of operations. We believe that medicines are amongst the most powerful tools for patients in curing, treating and preventing illness and disability, and that all patients should have appropriate access to the medicines their doctors prescribe. We may consider a number of factors when determining a medicine’s price, including, for example, its impact on patients and their disease, other available treatments, the medicine’s potential to reduce other healthcare costs (such as hospital stays), and affordability. Within the U.S., in particular, we may also engage with patients, doctors and healthcare plans regarding their views. We also negotiate with insurers, including PBMs and MCOs, often providing significant discounts to them from the list price. The price that patients pay in the U.S. for the medicines their physicians prescribe is ultimately set by healthcare providers and insurers. On average, in the U.S., insurers impose a higher out-of-pocket burden on patients for prescription medicines than for comparably-priced medical services. Private third-party payers and federal and state governments in the U.S. continue to take action to manage the utilization of drugs and control the cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. For example, in July 2020, President Trump announced that he had signed four Executive Orders related to drug pricing, including orders addressing Part D rebate reform, the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, drug importation from Canada, and most favored nation pricing for Medicare. We will continue to work with insurance providers, governments and others to improve access to today’s innovative treatments. Certain governments, including the different EU member states, the U.K., China, Japan, Canada, South Korea and some other international markets, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power as large single payers to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement.
In China, a centralized VBP program was initiated in 2018. Under this procurement model, a tender process has been established where a certain portion of included molecule volumes are guaranteed to tender winners. The program is intended to contain healthcare costs by driving utilization of generics that have passed quality consistency evaluation, which has resulted in dramatic price cuts for off-patent medicines. Upjohn and most off-patent originators were not successful in the first bidding process under this pilot, which was finalized in December 2018 and implemented in March 2019, and most contracts went to local generic companies. This pilot program covered 25 molecules, including atorvastatin calcium tablets (Lipitor) and amlodipine besylate tablets (Norvasc). In April 2020, China implemented another round of expansion of the national VBP program, which covers 33 new molecules, including Biopharma’s Zithromax tablets and Diflucan capsules and no Upjohn products. Biopharma was not successful in the bidding process for this expansion. In June 2020, China announced the latest round of the expansion of the VBP program, which is expected to be implemented in November 2020 and includes Biopharma’s Xeljanz and Zyvox tablets and Upjohn’s Viagra, Zoloft and Celebrex.
For additional information, see the “Government Regulation and Price Constrains” section in Part I, Item 1, “Business” of our 2019 Form 10-K.

Other Industry-Specific Challenges

Regulatory agencies periodically inspect our drug manufacturing facilities to evaluate compliance with cGMP or other applicable requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, recall of a product, delays or denials of product approvals, import bans or denials of import certifications, any of which could have a material adverse effect on our business, financial condition and results of operations. In December 2019-January 2020, for example, the FDA conducted an inspection of our McPherson facility and issued an inspection report noting several findings to which Pfizer responded. Based on the outcome of this inspection, the FDA upgraded the inspection classification of the McPherson site to Voluntary Action Indicated (VAI) from Official Action Indicated. VAI status will allow supplements, including those for manufacturing changes/improvements and new products, to proceed for approval following the normal FDA process for a site with an acceptable compliance status. For additional information, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Product Manufacturing” section of our 2019 Financial Report.

We and other pharmaceutical companies continue to face industry-specific challenges that can significantly impact our business, including, among others, the regulatory environment, pipeline productivity, product manufacturing and competition. For additional information, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Regulatory Environment––Pipeline Productivity”, “––Product Manufacturing” and “––Competition” sections of our 2019 Financial Report and Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses of our size, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally.
COVID-19 Pandemic. In December 2019, illnesses associated with COVID-19 were reported and the virus has since caused widespread and significant disruptions to daily life and economies across geographies. The World Health Organization has classified the outbreak as a pandemic. Our business, operations and financial condition and results have been impacted to varying degrees, primarily during the second quarter of 2020. We currently anticipate an ongoing, gradual global recovery from the first-half 2020 macroeconomic and healthcare impacts of the COVID-19 pandemic. For additional information on the impact of COVID-19 on our revenues, please see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Second Quarter 2020 and First Six Months of 2020 Performance” section of this MD&A.
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

In response to the COVID-19 pandemic, in March 2020, we issued a five-point plan calling on the biopharmaceutical industry to join us in committing to unprecedented collaboration to combat COVID-19. Subsequently, we announced some important advances in the battle against the COVID-19 pandemic, including, among others:

•
We and The Pfizer Foundation announced the commitment of $40 million in medical and charitable cash grants to help combat the health effects of the COVID-19 pandemic in the U.S. and around the world. The Pfizer Foundation is a charitable organization established by Pfizer Inc. It is a separate legal entity from Pfizer Inc. with distinct legal restrictions.

•
We confirmed a lead compound and analogues in our portfolio are potent inhibitors of the SARS-CoV-2 3C-like protease, based on the results of initial screening assays. In addition, preliminary data suggest the lead protease inhibitor shows antiviral activity against SARS-CoV-2, the virus that causes COVID-19. Consequently, we are continuing to perform pre-clinical confirmatory studies, including further anti-viral profiling and assessment of the suitability of the lead molecule for IV administration clinically. In July 2020, we published the chemical structure of a 3C-like (3CL) protease inhibitor and its in vitro activity against coronaviruses, including SARS-CoV-2. In parallel, we are also investing in materials with the aim of accelerating the start of a potential clinical study of the lead molecule to the third quarter of 2020, subject to positive completion of the pre-clinical confirmatory studies and regulatory approval.

•
We entered into a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. As part of this co-development program, which we refer to as Project Lightspeed, we and BioNTech announced in July 2020 the start of a global (except for China) Phase 2/3 safety and efficacy clinical study to evaluate a single nucleoside-modified messenger RNA candidate. After extensive review of preclinical and clinical data from Phase 1/2 clinical trials, and in consultation with the FDA’s Center for Biologics Evaluation and Research and other global regulators, we and BioNTech chose to advance the BNT162b2 vaccine candidate into the Phase 2/3 study, at a 30 µg dose level in a 2 dose regimen. BNT162b2, which received Fast Track designation from the FDA in July 2020, encodes an optimized SARS-CoV-2 full length spike glycoprotein, which is the target of virus neutralizing antibodies. If the Phase 2/3 trial is successful, we and BioNTech expect to be ready to seek Emergency Use Authorization or some form of regulatory approval as early as October 2020. If authorization or approval is obtained, the companies currently aim to supply globally (excluding China) up to 100 million doses by the end of 2020 and approximately 1.3 billion doses by the end of 2021. Also in July and August 2020, we and BioNTech announced agreements with the following governments: (i) with the U.K. government for 30 million doses of BNT162, to be delivered in 2020 and 2021, subject to clinical success and regulatory approval or authorization; (ii) with the U.S. government, under which the U.S. government will pay $1.95 billion, in installments as vaccine quantities are delivered, for the first 100 million doses of BNT162, subject to regulatory approval or Emergency Use Authorization from the FDA, as well as the ability for the U.S. government to acquire up to an additional 500 million doses; (iii) with the government of Japan to supply 120 million doses of BNT162, subject to clinical success and regulatory approval, beginning in 2021; and (iv) with the government of Canada to supply BNT162, subject to clinical success and Health Canada approval, over the course of 2021. For additional information on our collaboration with BioNTech, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisition, Equity-Method Investment and Licensing Arrangements: Licensing Arrangements.

Despite our significant investments and efforts, our development programs for any potential treatment or vaccine for COVID-19 may not be successful as the risk of failure is significant and there can be no certainty these efforts will yield a successful product or that these costs will ultimately be recouped. In addition, we may change the way we approach or provide additional research funding for potential drug and/or vaccine development related to COVID-19. We will continue to share information from our research that could benefit the global effort to respond to this unprecedented healthcare crisis.
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

•
Our Colleagues. Our colleagues and customers have both experienced disruptions to the normal ways of working. At this time, our colleagues in most locations who are able to perform their job functions outside of our facilities continue to work remotely. Certain of our colleagues, primarily those in the Pfizer Global Supply and Worldwide Research and Development organizations, have roles for which their physical presence at our facilities is required to perform their job functions. These colleagues continue to report to work and are subject to strict protocols intended to reduce the risk of transmission, including social distancing, maintaining contact logs, increased cleaning and use of personal protective equipment as necessary.

•
Our Sales and Marketing. We have experienced an impact on our sales and marketing activities due to widespread restrictions on in-person meetings with healthcare professionals and the refocused attention of the medical community on fighting COVID-19. Access to prescribers for sales force colleagues during the second quarter of 2020 was mixed, with those in most international markets able to meet with healthcare professionals for most of the quarter, while those in the U.S. were unable to meet in-person with healthcare professionals for nearly all of the quarter. At this time, no U.S. sales force colleagues are meeting in-person with healthcare professionals due to COVID-19-related safety concerns. We are actively reviewing and assessing epidemiological data and our colleagues remain ready to resume in-person engagements with healthcare professionals on a location-by-location basis as soon as it is safe to do so.

As a result of the lower number of in-person meetings with prescribers and restrictions on patient movements due to government-mandated work-from-home or shelter-in-place policies, the rate of new prescriptions for certain products and of vaccination rates for most vaccines slowed in certain markets, which negatively impacted our second quarter 2020 financial results. These declines were partially offset by certain of our medicines and vaccines that saw increased demand in certain markets compared to the prior-year quarter, including Prevenar 13 for streptococcus pneumoniae in adults in international markets as well as certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients.
During the pandemic, we have adapted our promotional platform by amplifying our existing digital capabilities to reach healthcare professionals and customers to provide critical education and information, including increasing the scale of our remote engagement. All of our U.S. sales representatives are digitally enabled, and we are currently conducting virtual detailing and remote sampling, which has proven to be an efficient way to interact with healthcare providers during the crisis.

•
Our Manufacturing and Supply Chain. Our manufacturing and supply chain professionals have been working continuously in an effort to ensure continued patient access to our medicines and vaccines. Across our plant network, we have implemented our preparedness plan to control site operations. To date, we have not seen a significant disruption in our supply chain, and all of our manufacturing sites around the world have continued to operate at or near normal levels. So far, we have been able to mitigate distribution issues that have arisen, including by using newly available excess capacity in commercial airplanes to transport inventory. In addition, we have taken steps to scale up manufacturing operations at risk to accelerate our ability to supply a potential novel treatment or potential vaccine for COVID-19 if we receive regulatory approval. We are also committed to offering any excess manufacturing capacity and to potentially shifting production in order to support others’ efforts to manufacture any lifesaving breakthroughs that may be developed to combat COVID-19.

•
Our Clinical Trials. After a brief pause to the recruitment portion of certain ongoing clinical studies and a delay to most new study starts, in late-April 2020 we restarted recruitment across the development portfolio, including new study starts. We continue to work closely with clinical trial sites to understand their needs and are performing remote monitoring, where appropriate, to oversee study conduct. In addition, processes to enable tele-health and home healthcare are being utilized where appropriate to continue the data collection process and support patient safety.

•
Our Products. Our portfolio of products comprises medicines and vaccines which may experience varying impacts from the COVID-19 pandemic. Some of our products, such as Eliquis and Ibrance, are medically necessary but also more reliant on maintenance therapy with continuing patients in addition to new patients. Certain other products, such as Vyndaqel/Vyndamax, Chantix/Champix and products used in certain elective surgeries, are more reliant on new patient starts and typically require doctor visits, including wellness visits. Other medicines have been identified as medically necessary for treatment in the pandemic, such as certain of our Hospital sterile injectable products. A large proportion of our portfolio comprises oral or self-injected medicines that do not require a visit to an infusion center or a physician’s office for administration, but vaccines and physician-administered medicines which do require office visits were impacted by COVID-19-related mobility restrictions or limitations during the second quarter of 2020. Specialty pharmacy channels, from which we derive a majority of our revenue, enable direct delivery of these specialty medicines to patients.

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
At the beginning of our fiscal year 2019, we began to manage our commercial operations through a new global structure consisting of three businesses, each led by a single manager—Pfizer Biopharmaceuticals Group (Biopharma), Upjohn and, through July 31, 2019, Pfizer’s Consumer Healthcare business. We designed this new global structure to take advantage of new growth opportunities driven by the evolving and unique dynamics of relevant markets. For additional information about each business, see Notes to Condensed Consolidated Financial Statements—Note 14A. Segment, Geographic and Other Revenue Information: Segment Information. As part of our Organizing for Growth initiative, we also reorganized our R&D operations, as explained in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of our 2019 Financial Report.
Subsequent to the re-alignment of our commercial operations in 2019, on July 29, 2019, we announced that we entered into a definitive agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. For additional information, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section above in this MD&A. We believe the new company will transform and accelerate Upjohn’s and Mylan’s ability to serve patients’ needs and expand their capabilities across more than 165 markets. The combination will drive a sustainable, diverse and differentiated portfolio of prescription medicines, complex generics, over-the-counter products and biosimilars supported by commercial and regulatory expertise, established infrastructure, R&D capabilities and manufacturing and supply chain excellence.
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
Transforming to a More Focused Company
With the formation of the GSK Consumer Healthcare joint venture and the anticipated combination of Upjohn, our global, primarily off-patent branded and generics business, with Mylan, Pfizer is transforming itself into a more focused, global leader in science-based innovative medicines. As a result, we began, in the fourth quarter of 2019, to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base, which is expected to be 20% less (based on the midpoint of the range for 2020 New Pfizer revenue guidance, compared to 2019 Total Company reported revenue) as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial. For additional information, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our Financial Guidance for 2020
On July 28, 2020, we increased our 2020 financial guidance for Total Company and New Pfizer revenues and Adjusted diluted EPS and reaffirmed all other financial guidance components.
The guidance reflects management’s current expectations for operational performance, foreign exchange rates as well as various COVID-19-related uncertainties, primarily those related to the severity, duration and global macroeconomic impact of the pandemic. Key guidance assumptions regarding these uncertainties broadly reflect an ongoing, gradual global recovery from the first half of 2020 macroeconomic and healthcare impacts of the COVID-19 pandemic. Specific COVID-19-related assumptions include:

▪	Patient visits with physicians, vaccination rates and the number of elective surgical procedures will gradually increase from second-quarter 2020 levels, beginning in the third quarter of 2020;

▪	New-to-brand prescription trends for certain key products will gradually improve from second-quarter 2020 levels, beginning in the third quarter of 2020;

▪	Gradual improvement in access to U.S. healthcare professionals for sales force colleagues;

▪	Clinical trial enrollment, including new study starts, continues throughout the remainder of 2020;

▪	Pfizer’s manufacturing and supply chain activities continue to not be materially disrupted; and

▪	Pfizer’s investments in potential treatments and a potential vaccine for COVID-19 continue throughout 2020.
However, updated financial guidance does not include any revenues from a potential COVID-19 vaccine.
Based on results to date and these assumptions for the remainder of the year, Pfizer increased its 2020 financial guidance for Total Company revenues and Adjusted diluted EPS and reaffirmed all other Total Company financial guidance components.

Pfizer’s updated 2020 financial guidance is presented below(a), (b):
Revenues	$48.6 to $50.6 billion
(previously $48.5 to $50.5 billion)
Adjusted cost of sales as a percentage of revenues	19.5% to 20.5%
Adjusted selling, informational and administrative expenses	$11.5 to $12.5 billion
Adjusted research and development expenses	$8.6 to $9.0 billion
Adjusted other (income)/deductions	Approximately $800 million of income
Effective tax rate on adjusted income	Approximately 15.0%
Adjusted diluted EPS	$2.85 to $2.95
(previously $2.82 to $2.92)

(a)	The 2020 financial guidance reflects the following:

•
Financial guidance for Total Company reflects a full-year 2020 contribution from Biopharma and Upjohn, the current construct of the company, and excludes any impact from the pending Upjohn combination with Mylan.

•	Does not assume the completion of any business development transactions not completed as of June 28, 2020, including any one-time upfront payments associated with such transactions.

•
Includes Pfizer’s pro rata share of the GSK Consumer Healthcare joint venture anticipated earnings, which is recorded in Adjusted other (income)/deductions on a one-quarter lag. Therefore, 2020 financial guidance for Adjusted other (income)/deductions and Adjusted diluted EPS reflects Pfizer’s share of the joint venture’s earnings that were generated in the fourth quarter of 2019 and in the first quarter of 2020 (recorded by Pfizer in the first six months of 2020) as well as Pfizer’s share of the joint venture’s projected earnings during the second and third quarters of 2020.

•
Reflects an anticipated negative revenue impact of $2.4 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.

•
Exchange rates assumed are a blend of actual exchange rates in effect through second-quarter 2020 and mid-July 2020 rates for the remainder of the year. Financial guidance reflects the anticipated unfavorable impact of approximately $0.6 billion on revenues and approximately $0.05 on Adjusted diluted EPS as a result of changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2019.

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
Pfizer, Upjohn and Mylan agreed (simultaneous with their entry into the transaction agreements governing the proposed combination of Upjohn and Mylan) to review and negotiate in good faith a potential transfer of Pfizer’s Meridian Medical Technologies business (the Meridian Business) to Upjohn, such that it would be sold to Mylan in the pending transaction for the Upjohn business. The Meridian Business supplies EpiPen Auto-Injectors to Mylan under a supply agreement expiring December 31, 2020 (the EpiPen Supply Agreement). Instead of entering into an agreement to transfer the Meridian Business to Mylan, the parties have agreed to extend the EpiPen Supply Agreement for an additional four-year period through December 31, 2024, with an option for Mylan to further extend the term for an additional one-year period thereafter.
Pfizer and Mylan have also reached a preliminary agreement on the general terms under which Pfizer would transfer certain Pfizer assets that currently form part of the Mylan-Japan collaboration to Mylan or, following the proposed combination of Upjohn and Mylan, to Viatris. Any such proposed transaction would be subject to the finalization and execution of a definitive agreement that would contain customary closing conditions, including but not limited to, receipt of any necessary regulatory approvals. There can be no assurance that any agreement or transaction will result from these negotiations, and if the parties are unsuccessful in their efforts to negotiate the terms of such potential transactions, the Pfizer assets that currently form part of the Mylan-Japan collaboration will remain with Pfizer.
2020 Financial Guidance for New Pfizer

2020 updated financial guidance for New Pfizer is presented below(a), (b):
Revenues	$40.8 to $42.4 billion
(previously $40.7 to $42.3 billion)
Adjusted IBT Margin(c)	Approximately 37.0%
Adjusted Diluted EPS	$2.28 to $2.38
(previously $2.25 to $2.35)
Operating Cash Flow(d)	$10.0 to $11.0 billion

(a)
The financial guidance for New Pfizer reflects a full-year 2020 view of the company assuming the pending Upjohn combination with Mylan was completed at the beginning of 2020 and reflects contributions from the Biopharma business as it is presently being managed, which excludes contributions from Pfizer’s Meridian subsidiary and the Pfizer-Mylan strategic collaboration in Japan (Mylan-Japan). Pfizer’s Meridian subsidiary and Mylan-Japan were managed by Pfizer’s Biopharma business in 2019, but were moved to Upjohn in 2020. Financial guidance for New Pfizer also includes the full-year effect of the following items that assume the completion of the Upjohn combination with Mylan: (i) $12 billion of net proceeds from Upjohn to be retained by Pfizer, which Pfizer will use to repay its own existing indebtedness; and (ii) other transaction-related items, such as income from transition services agreements between Pfizer and Viatris. In addition, 2020 financial guidance for New Pfizer Adjusted IBT Margin and Adjusted diluted EPS reflects Pfizer’s share of the GSK Consumer Healthcare joint venture’s earnings that were generated in the fourth quarter of 2019 and in the first quarter of 2020 (recorded by Pfizer in the first six months of 2020), as well as Pfizer’s share of the GSK Consumer Healthcare joint venture’s projected earnings during the second and third quarters of 2020.

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
For information about our actual costs and anticipated costs and cost savings associated with our Transforming to a More Focused Company program, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Our 2020 financial guidance is subject to a number of assumptions, as well as factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements––Note 1. Basis of Presentation and Significant Accounting Policies in our 2019 Financial Report. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Asset Impairments (Note 1L); Tax Assets and Liabilities and Income Tax Contingencies (Note 1P); Pension and Postretirement Benefit Plans (Note 1Q); and Legal and Environmental Contingencies (Note 1R).
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Revenues	$11,801	$13,264	(11)	$23,829	$26,382	(10)

Cost of sales(a)	2,281	2,576	(11)	4,658	5,009	(7)
% of revenues	19.3%	19.4%		19.5%	19.0%

Selling, informational and administrative expenses(a)	3,030	3,511	(14)	5,903	6,850	(14)
% of revenues	25.7%	26.5%		24.8%	26.0%

Research and development expenses(a)	2,132	1,842	16	3,856	3,544	9
% of revenues	18.1%	13.9%		16.2%	13.4%

Amortization of intangible assets	905	1,184	(24)	1,790	2,367	(24)
% of revenues	7.7%	8.9%		7.5%	9.0%

Restructuring charges and certain acquisition-related costs	362	(115)	*	431	(69)	*
% of revenues	3.1%	(0.9)%		1.8%	(0.3)%

(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	(6)	—	*
% of revenues	—	—		—	—

Other (income)/deductions––net	(862)	126	*	(641)	218	*
Income from continuing operations before provision/(benefit) for taxes on income	3,953	4,141	(5)	7,838	8,463	(7)
% of revenues	33.5%	31.2%		32.9%	32.1%

Provision/(benefit) for taxes on income	519	(915)	*	993	(481)	*
Effective tax rate	13.1%	(22.1)%		12.7%	(5.7)%

Income from continuing operations	3,434	5,056	(32)	6,845	8,945	(23)
% of revenues	29.1%	38.1%		28.7%	33.9%

Discontinued operations––net of tax	—	—	—	—	—	—

Net income before allocation to noncontrolling interests	3,434	5,056	(32)	6,845	8,945	(23)
% of revenues	29.1%	38.1%		28.7%	33.9%

Less: Net income attributable to noncontrolling interests	8	10	(19)	17	15	10
Net income attributable to Pfizer Inc.	$3,426	$5,046	(32)	$6,828	$8,929	(24)
% of revenues	29.0%	38.0%		28.7%	33.8%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.62	$0.91	(32)	$1.23	$1.59	(23)
Net income attributable to Pfizer Inc. common shareholders	$0.62	$0.91	(32)	$1.23	$1.59	(23)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.61	$0.89	(31)	$1.22	$1.56	(22)
Net income attributable to Pfizer Inc. common shareholders	$0.61	$0.89	(31)	$1.22	$1.56	(22)
* Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Excludes amortization of intangible assets, except as disclosed in Notes to Condensed Consolidated Financial Statements––Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.

Revenues by Operating Segment and Geography

The following graphs show revenues by operating segment and geography:
Second Quarter

2020 Revenues by Geography	% of Total
U.S.	46%
International	54%

2019 Revenues by Geography	% of Total
U.S.	48%
International	52%

First Six Months

2020 Revenues by Geography	% of Total
U.S.	46%
International	54%

2019 Revenues by Geography	% of Total
U.S.	47%
International	53%

The following tables provide worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	% Change in Revenues
Operating Segments(a):
Biopharma	$9,795	$9,432	$5,045	$4,667	$4,750	$4,765	4	8	—
Upjohn	2,006	2,970	357	1,245	1,648	1,725	(32)	(71)	(4)
Consumer Healthcare	—	862	—	423	—	439	(100)	(100)	(100)
Total revenues	$11,801	$13,264	$5,402	$6,335	$6,399	$6,929	(11)	(15)	(8)

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	% Change in Revenues
Operating Segments(a):
Biopharma	$19,802	$18,477	$10,258	$9,128	$9,544	$9,349	7	12	2
Upjohn	4,027	6,184	795	2,518	3,232	3,666	(35)	(68)	(12)
Consumer Healthcare	—	1,721	—	864	—	857	(100)	(100)	(100)
Total revenues	$23,829	$26,382	$11,053	$12,510	$12,776	$13,872	(10)	(12)	(8)

(a)
For additional information about each operating segment, see the “Analysis of Operating Segment Information” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 14A. Segment, Geographic and Other Revenue Information: Segment Information.

Second Quarter of 2020 vs. Second Quarter of 2019

The following provides an analysis of the worldwide change in revenues by geographic areas in the second quarter of 2020:
	Three Months Ended June 28, 2020
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$351	$192	$159
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	175	128	47
Higher revenues for Inlyta, primarily in the U.S., driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	93	72	21
Higher revenues for Biosimilars, primarily in the U.S., driven by strong volume performance from Retacrit and new product launches	78	55	23
Higher revenues for Xtandi primarily driven by continued strong demand in the metastatic and non-metastatic castration-resistant prostate cancer indications as well as the metastatic (mCSPC) castration-sensitive prostate cancer indication, which was approved in the U.S. in December 2019	64	64	—
Growth in revenues for Lipitor and Norvasc, reflecting significant revenue declines in the prior-year period associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	55	10	45
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK. As a result, for the second quarter of 2019, revenues reflect three months of Consumer Healthcare segment operations, while for the second quarter of 2020, there is no contribution from the Consumer Healthcare business	(862)	(423)	(439)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in the U.S. in July 2019	(826)	(784)	(42)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(66)	—	(66)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to multi-source generic competition	(34)	(33)	(1)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., reflecting the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations, partially offset by the favorable impact of timing associated with government purchases for the pediatric indication, compared to the prior-year period. The decline in the U.S. was partially offset by growth in international markets primarily reflecting significantly increased adult uptake in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China
	(28)	(132)	103
Other operational factors, net	(185)	(82)	(103)
Operational growth/(decline), net	(1,186)	(933)	(253)

Unfavorable impact of foreign exchange	(277)	—	(277)
Revenues decrease	$(1,463)	$(933)	$(530)

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Revenues for the second quarter of 2020 included an estimated net unfavorable impact of approximately $500 million, or 4%, due to COVID-19, primarily reflecting unfavorable disruptions to wellness visits for pediatric and adult patients in the U.S. and lower demand for certain products in China, partially offset by increased U.S. demand for certain sterile injectable products as well as increased adult demand for Prevenar 13 in certain international markets.
Emerging markets revenues decreased $303 million, or 10%, in the second quarter of 2020 to $2.8 billion from $3.1 billion in the second quarter of 2019, reflecting an operational decrease of $95 million, or 3%, and an unfavorable impact from foreign exchange of approximately 7%. The operational decrease in emerging markets was primarily driven by lower revenues for

Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK and Sulperazon, in our Biopharma segment, partially offset primarily by growth from Prevenar 13 and Eliquis in our Biopharma segment and Lipitor and Norvasc in our Upjohn segment.
Revenues––First Six Months of 2020 vs. First Six Months of 2019

The following provides an analysis of the change in worldwide revenues by geographic areas in the first six months of 2020:
	Six Months Ended June 28, 2020
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$812	$494	$318
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	353	268	85
Higher revenues for the Hospital business in the U.S., primarily driven by increased demand for certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients as well as continued growth from Panzyga following its November 2018 U.S. launch	212	207	6
Higher revenues for Inlyta, primarily in the U.S., driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	191	155	35
Higher revenues for Biosimilars, primarily in the U.S., driven by strong volume performance from Retacrit, new product launches and steady volume and share growth in the U.S. for Inflectra, across hospital channels, clinics and alternate sites of care	190	149	41
Higher revenues for Xtandi primarily driven by continued strong demand in the metastatic and non-metastatic castration-resistant prostate cancer indications as well as the metastatic (mCSPC) castration-sensitive prostate cancer indication, which was approved in the U.S. in December 2019	106	106	—
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK. As a result, for the first six months of 2019, revenues reflect six months of Consumer Healthcare segment operations, while for the first six months of 2020, there is no contribution from the Consumer Healthcare business	(1,721)	(864)	(857)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in the U.S. in July 2019	(1,655)	(1,592)	(63)
Declines in revenues for Lipitor and Norvasc, primarily resulting from the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	(254)	12	(266)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Brazil and Japan, all of which is expected to continue	(159)	—	(159)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to multi-source generic competition	(58)	(55)	(2)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., reflecting the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations, partially offset by the favorable impact of timing associated with government purchases for the pediatric indication, compared to the prior-year period. The decline in the U.S. was partially offset by growth in international markets primarily reflecting significantly increased adult uptake in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China
	(47)	(215)	169
Other operational factors, net	(113)	(121)	8
Operational growth/(decline), net	(2,141)	(1,457)	(684)

Unfavorable impact of foreign exchange	(411)	—	(411)
Revenues decrease	$(2,552)	$(1,457)	$(1,096)

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Revenues for the first six months of 2020 included an estimated net unfavorable impact of approximately $350 million, or 1%, due to COVID-19, primarily reflecting unfavorable disruptions to wellness visits for pediatric and adult patients in the U.S. and lower demand for certain products in China, partially offset by increased U.S. demand for certain sterile injectable products as well as increased adult demand for Prevenar 13 in certain international markets.
Emerging markets revenues decreased $624 million, or 10%, in the first six months of 2020 to $5.8 billion from $6.4 billion in the first six months of 2019, reflecting an operational decrease of $328 million, or 5%. Foreign exchange had an unfavorable impact of approximately 5% on emerging markets revenues. The operational decrease in emerging markets was primarily driven by lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK, Lipitor and Norvasc in our Upjohn segment and Sulperazon in our Biopharma segment, partially offset by growth from Prevenar 13, Eliquis, certain anti-infective products, primarily Zavicefta and Zithromax, Ibrance and Xalkori in our Biopharma segment.
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

The following table provides information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Medicare rebates(a)	$164	$351	$359	$785
Medicaid and related state program rebates(a)	317	459	634	1,028
Performance-based contract rebates(a), (b)	972	972	1,882	1,861
Chargebacks(c)	1,368	1,368	2,787	2,924
Sales allowances(d)	1,236	1,454	2,666	2,814
Sales returns and cash discounts	271	477	542	804
Total(e)	$4,329	$5,082	$8,871	$10,216

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

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

(e)
For the three months ended June 28, 2020, associated with the following segments: Biopharma ($3.2 billion) and Upjohn ($1.1 billion). For the three months ended June 30, 2019, associated with the following segments: Biopharma ($3.0 billion), Upjohn ($1.9 billion) and Other ($0.2 billion). For the six months ended June 28, 2020, associated with the following segments: Biopharma ($6.6 billion) and Upjohn ($2.3 billion). For the six months ended June 30, 2019, associated with the following segments: Biopharma ($5.7 billion), Upjohn ($4.2 billion) and Other ($0.3 billion).

Total revenue deductions for the second quarter of 2020 decreased 15%, compared to the second quarter of 2019, and total revenue deductions for the first six months of 2020 decreased 13%, compared to the first six months of 2019, primarily as a result of:

•	a decrease in Medicaid and Medicare rebates, driven by a significant decrease in Lyrica sales in the U.S. due to multi-source generic competition that began in July 2019; and

•
a decrease in sales returns and cash discounts, primarily due to the non-recurrence of a sales return reserve recorded for Lyrica in the prior year in advance of anticipated multi-source generic competition that began in the U.S. in July 2019.

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

•	Ibrance (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$927	$831	11		$1,779	$1,572	13
International	422	430	(2)	3	819	822	—	4
Worldwide revenues	$1,349	$1,261	7	9	$2,598	$2,394	9	10
The operational growth in the second quarter and first six months of 2020 in the U.S. was mainly driven by increased cyclin-dependent kinase (CDK) class penetration and Ibrance’s continued CDK market share leadership in metastatic breast cancer. The operational growth in the second quarter and first six months of 2020 internationally reflects the continued strong volume growth in most markets, partially offset by pricing pressures in certain developed Europe markets.

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

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$722	$626	15		$1,527	$1,227	24
International	550	459	20	25	1,045	869	20	24
Worldwide revenues	$1,272	$1,085	17	19	$2,572	$2,096	23	24
The worldwide operational growth in the second quarter and first six months of 2020 was primarily driven by higher demand due to continued adoption in non-valvular atrial fibrillation as well as oral anti-coagulant market share gains, partially offset by a lower net price. In the second quarter of 2020, U.S. growth was also unfavorably impacted by a lower net price and COVID-19-related wholesaler buying patterns.

•	Prevnar 13/Prevenar 13 (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$481	$612	(22)		$1,275	$1,490	(14)
International	636	567	12	18	1,291	1,175	10	14
Worldwide revenues	$1,116	$1,179	(5)	(2)	$2,566	$2,665	(4)	(2)
The decline in the second quarter and first six months of 2020 in the U.S. primarily reflects the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations, partially offset by the favorable impact of timing associated with government purchases for the pediatric indication, compared to the prior-year period.
The operational growth in the second quarter and first six months of 2020 internationally primarily reflects significantly increased adult uptake in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China.
On June 26, 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, which means the decision to vaccinate should be made at the individual level between health care providers and their patients, maintaining reimbursement. The recommendation reaffirms that there remains vaccine preventable pneumococcal disease in the population of adults 65 years or older, which may be prevented through direct vaccination. The ACIP’s recommendation was approved by the directors at the CDC and U.S. Department of Health and Human Services, and published by the CDC in the Morbidity and Mortality Weekly Report in the fourth quarter of 2019. The ACIP’s latest recommendation did not have an impact on Prevnar 13 revenues in 2019, due to timing of the Morbidity and Mortality Weekly Report publication, nor was there impact in the first half of 2020. We expect Prevnar 13 revenues from the adult indication to decline through the remainder of the year.

•	Xeljanz (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$458	$458	—		$744	$756	(2)
International	177	155	14	20	343	279	23	28
Worldwide revenues	$635	$613	4	5	$1,086	$1,036	5	6
U.S. revenue was flat in the second quarter of 2020 and declined in the first six months of 2020 primarily due to a lower net price due to higher rebating from commercial contracts signed in 2019. These declines were offset by continued strong demand across all approved indications.
The operational growth internationally in the second quarter and first six months of 2020 was mainly driven by continued uptake in the RA indication and, to a lesser extent, from the recent launch of the UC indication in certain developed markets.

•	Lipitor (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$43	$30	44		$67	$51	33
International	388	377	3	7	768	979	(21)	(19)
Worldwide revenues	$431	$407	6	10	$836	$1,029	(19)	(16)
The worldwide operational growth in the second quarter primarily reflects significant revenue declines in the prior-year period associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion. The worldwide operational decline in the first six months of 2020 primarily resulted from the VBP program mentioned above.

•	Lyrica (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$51	$835	(94)		$132	$1,724	(92)
International	298	340	(13)	(12)	574	638	(10)	(10)
Worldwide revenues	$349	$1,175	(70)	(70)	$706	$2,362	(70)	(70)
The worldwide decline in the second quarter and first six months of 2020 was primarily driven by the U.S. due to the expected significantly lower volumes driven by multi-source generic competition that began in the U.S. in July 2019.

•	Enbrel (Biopharma, outside the U.S. and Canada):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	337	420	(20)	(16)	684	871	(21)	(18)
Worldwide revenues	$337	$420	(20)	(16)	$684	$871	(21)	(18)

The worldwide operational decline in the second quarter and first six months of 2020 was primarily due to continued biosimilar competition in most developed Europe markets as well as in Brazil and Japan, all of which is expected to continue.

•	Vyndaqel/Vyndamax (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$145	$8	*		$272	$8	*
International	131	55	*	*	236	96	*	*
Worldwide revenues	$277	$63	*	*	$508	$104	*	*
The growth in the U.S. in the second quarter and first six months of 2020 was driven by the launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for the treatment of ATTR-CM. The operational growth in international markets in the second quarter and first six months of 2020 was primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU.

•	Chantix/Champix (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$179	$227	(21)		$390	$439	(11)
International	56	49	15	20	115	110	5	8
Worldwide revenues	$235	$276	(15)	(14)	$505	$549	(8)	(7)
The worldwide operational revenue decline in the second quarter and first six months of 2020 was driven by the U.S. and primarily reflects expected lower demand resulting from reduced doctor visits, including wellness visits when Chantix is typically prescribed, due to COVID-19-related mobility restrictions or limitations. The decline was partially offset by increased demand in Spain as a result of government reimbursement starting in January 2020.

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

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$266	$201	32		$475	$369	29
International	—	—	—	—	—	—	—	—
Worldwide revenues	$266	$201	32	32	$475	$369	29	29
The growth in the U.S. in the second quarter and first six months of 2020 was primarily driven by continued strong demand for Xtandi in the metastatic (mCRPC) and non-metastatic (nmCRPC) castration-resistant prostate cancer indications, as well as the metastatic (mCSPC) castration-sensitive prostate cancer indication, which was approved in the U.S. in December 2019.

•	Norvasc (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$7	$11	(32)		$16	$21	(23)
International	215	205	5	9	403	495	(19)	(16)
Worldwide revenues	$222	$216	3	7	$419	$516	(19)	(16)
The worldwide operational growth in the second quarter of 2020 reflects significant revenue declines in the prior-year period associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion. The worldwide operational decline in the first six months of 2020 primarily resulted from the VBP program mentioned above.

•	Sutent (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$61	$82	(26)		$113	$153	(26)
International	148	166	(11)	(6)	301	327	(8)	(4)
Worldwide revenues	$209	$248	(16)	(13)	$414	$480	(14)	(11)
The worldwide operational decline in the second quarter and first six months of 2020 reflects continued erosion as a result of increased competition in the U.S. and key international developed markets, partially offset by growth in certain emerging markets.

•	Inlyta (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$132	$60	*		$248	$93	*
International	63	44	43	48	116	84	38	42
Worldwide revenues	$195	$104	87	89	$364	$177	*	*
The worldwide operational growth in the second quarter and first six months of 2020 was primarily due to increased demand in the U.S. from the FDA approvals in the second quarter of 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC.

•	Inflectra/Remsima (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$72	$74	(3)		$156	$132	18
International	78	78	—	5	153	159	(4)	(1)
Worldwide revenues	$150	$153	(2)	1	$308	$291	6	8
The worldwide operational revenue growth in the second quarter and first six months of 2020 was primarily driven by switch-to-biosimilar products policies implemented in Canada and steady volume and share growth in the U.S. across hospital channels, clinics and alternate sites of care, partially offset by pricing pressures globally as well as competitive pressures internationally.
While Inflectra has achieved parity access to Remicade® (infliximab) in Medicare Part B, in the U.S., nearly half of all commercial patients are not able to access Inflectra due to exclusionary conduct by J&J. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade violate federal antitrust laws. In June 2019, Pfizer received a Civil Investigative Demand from the Federal Trade Commission (FTC) seeking documents and information relating to the alleged conduct and market conditions at issue in Pfizer’s lawsuit against J&J. Pfizer understands that the FTC’s investigation is focused on J&J’s alleged conduct at issue in Pfizer’s lawsuit against J&J.

•	The Premarin family of products (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$142	$182	(22)		$283	$340	(17)
International	10	11	(7)	1	20	21	(3)	1
Worldwide revenues	$152	$193	(21)	(21)	$304	$361	(16)	(16)

The worldwide operational decline in the second quarter and first six months of 2020 was primarily driven by continued competitive pressures in the U.S., which is expected to continue.

•	Celebrex (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$10	$16	(33)		$22	$30	(28)
International	129	158	(18)	(17)	274	317	(14)	(13)
Worldwide revenues	$139	$174	(20)	(18)	$295	$347	(15)	(14)
The worldwide operational decline in the second quarter and first six months of 2020 was primarily driven by lower volume in certain developed markets, primarily in Japan, in anticipation of generic competition that began in June 2020, Pfizer’s third quarter for international subsidiaries, following patent expiration in November 2019, partially offset by higher volumes in China. The first six months of 2020 were also impacted by pricing pressures and lower volumes in certain other emerging markets.

•	Sulperazon (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	102	165	(38)	(36)	289	342	(16)	(13)
Worldwide revenues	$102	$165	(38)	(36)	$289	$342	(16)	(13)
The international operational decline in the second quarter and first six months of 2020 was primarily driven by lower demand in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control compared to the prior year period.

•	Xalkori (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$37	$41	(8)		$77	$75	2
International	100	92	9	14	210	180	17	21
Worldwide revenues	$138	$133	4	7	$287	$255	12	15
The worldwide operational growth in the second quarter and first six months of 2020 primarily resulted from growth in China, following the impact of inclusion of Xalkori in the 2019 National Reimbursement Drug List.

•	Viagra (Upjohn):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$11	$13	(15)		$28	$52	(46)
International	83	102	(18)	(15)	193	207	(6)	(4)
Worldwide revenues	$94	$114	(18)	(15)	$222	$259	(15)	(13)
The worldwide operational decline in the second quarter and first six months of 2020 was primarily driven by emerging markets, primarily China, resulting from mobility restrictions due to COVID-19. The worldwide operational decline in the first six months of 2020 was also impacted by continued volume erosion due to multi-source generic competition in the U.S.

•	Alliance revenues (Biopharma):

	Three Months Ended				Six Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	Total	Oper.	June 28, 2020	June 30, 2019	Total	Oper.
U.S.	$996	$835	19		$2,018	$1,610	25
International	408	352	16	19	769	666	15	18
Worldwide revenues	$1,404	$1,187	18	19	$2,786	$2,277	22	23
The worldwide operational growth in the second quarter and first six months of 2020 was primarily due to increases in Eliquis and Xtandi alliance revenues included in the above discussion.
See Notes to Condensed Consolidated Financial Statements––Note 14C. Segment, Geographic and Other Revenue Information: Other Revenue Information for additional information regarding the primary indications or class of the selected products discussed above.
See Notes to Condensed Consolidated Financial Statements—Note 13. Contingencies and Certain Commitments for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.
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
A comprehensive update of Pfizer’s development pipeline was published as of July 28, 2020 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Bavencio (avelumab)
For the maintenance treatment of patients with locally advanced or metastatic urothelial carcinoma that has not progressed with first-line platinum-containing chemotherapy, which is being developed in collaboration with Merck KGaA, Germany
June 2020
Nyvepria (pegfilgrastim-apgf)(a)
A biosimilar to Neulasta® (pegfilgrastim) to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia
June 2020
Braftovi (encorafenib)(b)	Braftovi (encorafenib) in combination with Erbitux® (cetuximab) for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy	April 2020
Xtandi (enzalutamide)	Treatment of metastatic castration-sensitive prostate cancer, which is being developed through a collaboration with Astellas	December 2019
Abrilada (adalimumab-afzb)(c)
A biosimilar to Humira® (adalimumab) for the treatment of certain patients with rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, adult Crohn's disease, UC and plaque psoriasis
November 2019

(a)	Neulasta® is a registered U.S. trademark of Amgen Inc.

(b)	Erbitux® is a registered trademark of ImClone LLC.

(c)
Humira® is a registered trademark of AbbVie Biotechnology Ltd. Pfizer is working to make Abrilada available to U.S. patients as soon as feasible based on the terms of its agreement with AbbVie. Current plans are to launch Abrilada in 2023.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
tanezumab	For patients with chronic pain due to moderate-to-severe osteoarthritis (OA) who have experienced inadequate pain relief with other analgesics, which is being developed in collaboration with Lilly	March 2020

*	The date set forth in this column is the date on which the FDA accepted our submission.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Bosulif (bosutinib)	Application approved in Japan for the first-line treatment of chronic myelogenous leukemia (CML)	June 2020	—
Daurismo (glasdegib)	Application approved in the EU for Daurismo (glasdegib) in combination with low-dose cytarabine, a type of chemotherapy, for the treatment of newly diagnosed (de novo or secondary) AML in adult patients who are not candidates for standard chemotherapy	June 2020	—
Bavencio (avelumab)	Application filed in the EU for first-line maintenance treatment of patients with locally advanced or metastatic urothelial carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	June 2020
Braftovi (encorafenib)(a)	Application approved in the EU for Braftovi (encorafenib) in combination with Erbitux® (cetuximab), for the treatment of adult patients with mCRC with a BRAF mutation, who have received prior systemic therapy, which is being developed in collaboration with the Pierre Fabre Group	June 2020	—
Bavencio (avelumab)	Application filed in Japan for first-line maintenance treatment of patients with locally advanced or metastatic urothelial carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	May 2020
Ruxience (rituximab)(b)	Application approved in the EU for a biosimilar to MabThera® (rituximab) for the treatment of non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, RA, granulomatosis with polyangiitis and microscopic polyangiitis, and pemphigus vulgaris	April 2020	—
Staquis (crisaborole)	Application approved in the EU for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients from 2 years of age with ≤ 40% body surface area affected	March 2020	—
tanezumab	Application filed in the EU for adult patients with moderate to severe chronic pain associated with OA for whom treatment with NSAIDs and/or an opioid is ineffective, not tolerated or inappropriate	—	March 2020
Braftovi (encorafenib) and Mektovi (binimetinib)	Application filed in Japan for second-or-third-line treatment of BRAF-mutant mCRC in patients who have received prior systemic therapy, which is being developed in collaboration with Ono Pharmaceutical Co., Ltd.	—	March 2020
Vyndaqel (tafamidis free acid)	Application approved in the EU for a once-daily 61 mg oral capsule, for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with cardiomyopathy	February 2020	—
Amsparity (adalimumab)(c)	Application approved in the EU for a biosimilar to Humira® (adalimumab) for the treatment of certain patients with RA, juvenile idiopathic arthritis, axial spondyloarthritis, psoriatic arthritis, psoriasis, hidradenitis suppurativa, Crohn’s disease, UC, uveitis, and pediatric plaque psoriasis	February 2020	—
Xeljanz (tofacitinib)	Application approved in the EU for Xeljanz (tofacitinib) 11 mg prolonged release tablets in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying antirheumatic drugs	December 2019	—
Bavencio (avelumab)	Application approved in Japan for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	December 2019	—
Bavencio (avelumab)	Application approved in the EU for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	October 2019	—
PF-06881894(d)	Application filed in the EU for a potential biosimilar to Neulasta® (pegfilgrastim)	—	October 2019
Rituximab Pfizer (rituximab)(e)	Application approved in Japan for a biosimilar to Rituxan® (rituximab) for the treatment of CD20-positive, B-cell non-Hodgkin’s Lymphoma, CD20-positive, B-cell lymphoproliferative disease under immunosuppression, and Granulomatosis with polyangiitis, and microscopic polyangiitis	September 2019	—
Xtandi (enzalutamide)	Application filed in the EU for the treatment of metastatic castration-sensitive prostate cancer, which is being developed through a collaboration with Astellas	—	July 2019

*	For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.

(a)	Erbitux® is a registered trademark of ImClone LLC.

(b)	MabThera® is a registered trademark of F. Hoffman-La Roche AG.

(c)	Humira® is a registered trademark of AbbVie Biotechnology Ltd. Pfizer does not currently plan to commercialize Amsparity in the EU due to unfavorable market conditions.

(d)	Neulasta® is a registered trademark of Amgen Inc.

(e)	Rituxan® is a registered trademark of Biogen MA Inc.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Daurismo (glasdegib)(a)	A smoothened inhibitor, in combination with cytarabine and daunorubicin, for the treatment of AML
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Ibrance (palbociclib)	Treatment of high-risk early breast cancer, in collaboration with the German Breast Group
Lorbrena (lorlatinib)	Treatment of patients with metastatic non-small cell lung cancer whose tumors are ALK-positive as detected by an FDA-approved test
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis
Xtandi (enzalutamide)	Treatment of non-metastatic castration-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Talzenna (talazoparib)	An oral PARP inhibitor, in combination with Xtandi (enzalutamide), for the treatment of metastatic castration-resistant prostate cancer

(a)
In May 2020, we accepted the recommendation of the independent Data Monitoring Committee to stop the Non-Intensive cohort of the Phase 3 clinical trial for BRIGHT AML 1019, as it is unlikely to show a statistically significant improvement in the primary endpoint of overall survival. No important new safety signals were observed in patients treated with glasdegib. A separate cohort of BRIGHT AML 1019 evaluates glasdegib in combination with intensive chemotherapy (cytarabine and daunorubicin) for the treatment of adult patients with previously untreated AML, and the cohort is ongoing and remains blinded.

In May 2020, we and the Austrian Breast & Colorectal Cancer Study Group and the Alliance Foundation announced that following a preplanned efficacy and futility analysis, the independent Data Monitoring Committee of the collaborative Ibrance (palbociclib) Phase 3 early breast cancer PALbociclib CoLlaborative Adjuvant Study (PALLAS) determined that the trial is unlikely to show a statistically significant improvement in the primary endpoint of invasive disease-free survival. No unexpected new safety signals were observed in patients receiving Ibrance. When available, the full results from the PALLAS study will be shared with the scientific community.

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

PF-06482077	A 20-Valent pneumococcal conjugate vaccine for the prevention of invasive pneumococcal disease and pneumonia caused by Streptococcus pneumoniae serotypes covered by the vaccine in infants
PF-06425090	A prophylactic vaccine for prevention of primary clostridioides difficile infection (CDI) in individuals
PF-06886992	Prevention of invasive meningococcal disease caused by Neisseria meningitidis serogroups A,B,C,W and Y in persons one through 25 years of age
PF-06928316	A respiratory syncytial virus vaccine for the prevention of RSV disease in young infants through maternal immunization and in older adults through direct immunization
PF-07302048 (BNT162)	A messenger RNA-based vaccine for the prevention of SARS-CoV-2, the virus that causes COVID-19 disease, in partnership with BioNTech
PF-07265803	An oral inhibitor of p38 mitogen-activated protein kinase for the treatment of patients with symptomatic dilated cardiomyopathy due to a Lamin A/C gene mutation
ritlecitinib (PF-06651600)	A selective dual Janus kinase 3 (JAK3) and Tyrosine kinase Expressed in hepatocellular Carcinoma (TEC) family inhibitor for the treatment of patients with moderate to severe alopecia areata
sasanlimab (PF-06801591)	A monoclonal antibody that inhibits PD-1, in combination with Bacillus Calmette-Guerin (BCG), for the treatment of non-muscle invasive bladder cancer
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of cancer pain, which is being developed in collaboration with Lilly
Additional product-related programs are in various stages of discovery and development.

Costs and Expenses
The changes in expenses below reflect, among other things, a decline in expenses resulting from the July 31, 2019 completion of the Consumer Healthcare JV transaction with GSK (see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Equity-Method Investment and Licensing Arrangements: Equity-Method Investment). In addition, the COVID-19 pandemic impacted certain operating expenses in the second quarter and first six months of 2020.
Cost of Sales

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Cost of sales	$2,281	$2,576	(11)	$4,658	$5,009	(7)
As a percentage of Revenues	19.3%	19.4%		19.5%	19.0%
Cost of sales decreased $295 million in the second quarter of 2020 and $351 million in the first six months of 2020, primarily due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK; and

•	a favorable impact of foreign exchange,
partially offset by:

•	the unfavorable impact of incremental costs incurred in response to the COVID-19 pandemic.
The decrease in Cost of sales in the first six months of 2020 was also partially offset by the net increase in sales volumes for various products within our product portfolio.
The slight decrease in Cost of sales as a percentage of revenues in the second quarter of 2020, compared to the same period in 2019, was primarily due to all of the factors discussed above, as well as a favorable change in product mix, primarily driven by revenue growth in the Oncology portfolio and Vyndaqel, and an increase in alliance revenues, which have no associated cost of sales, partially offset by the impact of the lower Lyrica revenues in developed markets due to U.S. multi-source generic competition that began in July 2019.
The increase in Cost of sales as a percentage of revenues in the first six months of 2020, compared to the same period in 2019, was primarily due to all of the factors discussed above, as well as the impact of the lower Lyrica revenues in developed markets due to U.S. multi-source generic competition that began in July 2019, partially offset by a favorable change in product mix, primarily driven by revenue growth in the Oncology portfolio and Vyndaqel, and an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Selling, informational and administrative expenses	$3,030	$3,511	(14)	$5,903	$6,850	(14)
As a percentage of Revenues	25.7%	26.5%		24.8%	26.0%
SI&A expenses decreased $481 million in the second quarter of 2020, primarily due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;

•	lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic;

•
a decrease in field force expense as well as advertising and promotion expenses, primarily related to Lipitor and Norvasc, due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019, as well as Lyrica in the U.S. due to generic competition that began in July 2019 and anticipated generic competition for Celebrex in Japan beginning in June 2020;

•	lower spending associated with corporate enabling functions; and

•	the favorable impact of foreign exchange,
partially offset by:

•	legal entity restructuring, as well as separation costs associated with our planned Upjohn transaction with Mylan.
SI&A expenses decreased $947 million in the first six months of 2020, mostly due to:

•	the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;

•
a reduction in field force expense as well as advertising and promotion expenses, primarily related to Lyrica in the U.S. due to generic competition that began in July 2019 and the anticipated generic competition for Celebrex in Japan that began in June 2020, as well as a decrease in Lipitor and Norvasc expenses due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019;

•	lower spending associated with corporate enabling functions;

•	lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic;

•	a reduction to expense resulting from the decrease in our liability to be paid to participants of our supplemental savings plan;

•	lower investments across the Inflammation & Immunology portfolio; and

•	the favorable impact of foreign exchange,
partially offset by:

•	legal entity restructuring, as well as separation costs associated with our planned Upjohn transaction with Mylan.
Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Research and development expenses	$2,132	$1,842	16	$3,856	$3,544	9
As a percentage of Revenues	18.1%	13.9%		16.2%	13.4%
R&D expenses increased $290 million in the second quarter 2020, primarily due to:

•	costs related to our collaboration agreement with BioNTech to co-develop a COVID-19 vaccine, including an upfront payment to BioNTech; and

•	an upfront payment to Valneva,
partially offset by:

•	a net reduction of spending across our Oncology, Inflammation & Immunology, Rare Disease, Internal Medicine and Vaccines portfolios, as well as delays in program costs related to COVID-19.
R&D expenses increased $311 million in the first six months of 2020, mostly due to:

•	costs related to our collaboration agreement with BioNTech to co-develop a COVID-19 vaccine, including an upfront payment to BioNTech;

•	an upfront payment to Valneva; and

•	increased investments towards building new capabilities and driving automation, partially offset by:

•	a decrease in the value of the portfolio performance share grants reflecting the decrease in the price of Pfizer’s common stock in the first half of 2020; and

•	a net reduction of spending across our Oncology, Inflammation & Immunology, Rare Disease, Internal Medicine and Vaccines portfolios, as well as delays in program costs related to COVID-19.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Amortization of intangible assets	$905	$1,184	(24)	$1,790	$2,367	(24)
As a percentage of Revenues	7.7%	8.9%		7.5%	9.0%

Amortization of intangible assets decreased $279 million in the second quarter of 2020 and $577 million in the first six months of 2020, primarily due to the non-recurrence of amortization expense as a result of fully amortized assets and the impairment of Eucrisa in the fourth quarter of 2019, partially offset by an increase in amortization expense related to intangible assets from our acquisition of Array.

For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition, Equity-Method Investment and Licensing Arrangements: Acquisition and —Note 9A. Identifiable Intangible Assets and Goodwill: Identifiable Intangible Assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Restructuring credits—acquisition-related costs(a)	$(1)	$(206)	(100)	$—	$(214)	(100)
Restructuring charges—cost reduction initiatives(b)	341	62	*	396	81	*
Restructuring charges/(credits)	340	(144)	*	396	(134)	*
Transaction costs(c)	11	—	*	14	—	*
Integration costs and other(c)	11	29	(62)	21	64	(67)
Restructuring charges and certain acquisition-related costs	362	(115)	*	431	(69)	*
Net periodic benefit costs	5	4	24	29	10	*
Total additional depreciation—asset restructuring	6	10	(36)	6	23	(71)
Total implementation costs	75	42	77	99	69	45
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$449	$(59)	*	$566	$32	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.

(a)
Includes employee termination costs, asset impairments and other exit costs associated with business combinations. Credits for the second quarter and the first six months of 2019 were mostly due to the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple years. See Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report.

(b)
Includes employee termination costs, asset impairments and other exit costs not associated with acquisitions. The charges for the second quarter and the first six months of 2020 primarily represent employee termination costs associated with our Transforming to a More Focused Company program. For the second quarter of 2019, the charges were composed of employee termination costs and exit costs, partially offset by lower asset write-downs, and for the first six months of 2019 were mostly related to employee termination costs and exit costs.

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

Transforming to a More Focused Company Program
With the formation of the GSK Consumer Healthcare joint venture and the anticipated combination of Upjohn, our global, primarily off-patent branded and generics business, with Mylan, Pfizer is transforming itself into a more focused, global leader in science-based innovative medicines. As a result, we began, in the fourth quarter of 2019, to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base, which is expected to be 20% less (based on the midpoint of the range for 2020 New Pfizer revenue guidance, compared to 2019 Total Company reported revenue) as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial.
We expect the costs associated with this multi-year program to be incurred from 2020 through 2022 and to total approximately $1.2 billion on a pre-tax basis, with substantially all of the costs to be cash expenditures. Actions may include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs. We expect gross cost savings of approximately $900 million to be achieved primarily over the two-year period 2021-2022.
Also as part of this program, in connection with the legacy cost reduction initiatives, primarily related to manufacturing activities, we expect to incur costs of approximately $400 million, with approximately 20% of the costs to be non-cash. The costs associated with this effort are expected to be incurred from 2020 through 2022, and will primarily include implementation costs, product transfer costs, exit costs, as well as accelerated depreciation. We expect targeted net cost savings of approximately $200 million, with approximately 30% realized in the first half of 2020, and the remaining expected to be achieved in the second half of 2020 through 2022.

Savings are expected to be realized primarily in corporate enabling functions and in manufacturing (as described in the Notes to Condensed Consolidated Financial Statements––Note 14A. Segment, Geographic and Other Revenue Information: Segment Information).
Certain qualifying costs associated with this program were recorded in the fourth quarter of 2019 and in the first and second quarters of 2020 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for additional information.
For additional information about this program and expected and actual total costs, see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
In addition to this major program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions—Net

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Other (income)/deductions––net	$(862)	$126	*	$(641)	$218	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net.
See also the “Analysis of Operating Segment Information” section of this MD&A.
Provision/(Benefit) for Taxes on Income

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Provision/(benefit) for taxes on income	$519	$(915)	*	$993	$(481)	*
Effective tax rate on continuing operations	13.1%	(22.1)%		12.7%	(5.7)%
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarter and first six months of 2020 and 2019 below.
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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be: (i) gains on the completion of joint venture transactions such as the gain on the completion of the GSK Consumer Healthcare joint venture transaction discussed in Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisition, Equity-Method Investment and Licensing Arrangements: Equity-Method Investment, (ii) gains and losses from equity securities because of their inherent volatility, which we do not control and cannot predict with any level of certainty and because we do not believe that including these gains and losses assists investors in understanding our business or is reflective of our core operations and business; (iii) a major non-acquisition-related restructuring charge and associated implementation costs; (iv) amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; (v) certain intangible asset impairments; (vi) adjustments related to the resolution of certain tax positions; (vii) the impact of adopting certain significant, event-driven tax legislation, such as the TCJA discussed in Notes to Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations in Pfizer’s 2019 Financial Report; or (viii) charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 13A. Contingencies and Certain Commitments: Legal Proceedings, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 28, 2020
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$11,801	$—	$—	$—	$—	$11,801
Cost of sales	2,281	5	—	—	(49)	2,236
Selling, informational and administrative expenses	3,030	(1)	—	—	(221)	2,808
Research and development expenses	2,132	1	—	—	(238)	1,895
Amortization of intangible assets	905	(834)	—	—	—	71
Restructuring charges and certain acquisition-related costs	362	—	(21)	—	(341)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(862)	(82)	—	—	582	(361)
Income from continuing operations before provision/(benefit) for taxes on income	3,953	910	21	—	268	5,152
Provision/(benefit) for taxes on income(b)	519	187	5	—	30	741
Income from continuing operations	3,434	723	16	—	238	4,411
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	8	—	—	—	—	8
Net income attributable to Pfizer Inc.	3,426	723	16	—	238	4,403
Earnings per common share attributable to Pfizer Inc.––diluted	0.61	0.13	—	—	0.04	0.78
See end of tables for note (a) and (b).

	Six Months Ended June 28, 2020
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$23,829	$—	$—	$—	$—	$23,829
Cost of sales	4,658	9	—	—	(81)	4,586
Selling, informational and administrative expenses	5,903	—	—	—	(351)	5,553
Research and development expenses	3,856	3	—	—	(236)	3,622
Amortization of intangible assets	1,790	(1,648)	—	—	—	142
Restructuring charges and certain acquisition-related costs	431	—	(35)	—	(396)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	(641)	(85)	—	—	179	(547)
Income from continuing operations before provision/(benefit) for taxes on income	7,838	1,722	34	—	879	10,474
Provision/(benefit) for taxes on income(b)	993	367	8	—	170	1,539
Income from continuing operations	6,845	1,355	26	—	709	8,934
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	17	—	—	—	—	17
Net income attributable to Pfizer Inc.	6,828	1,355	26	—	709	8,917
Earnings per common share attributable to Pfizer Inc.––diluted	1.22	0.24	—	—	0.13	1.59

	Three Months Ended June 30, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$13,264	$—	$—	$—	$—	$13,264
Cost of sales	2,576	6	—	—	(26)	2,556
Selling, informational and administrative expenses	3,511	1	(1)	—	(47)	3,464
Research and development expenses	1,842	1	—	—	(18)	1,825
Amortization of intangible assets	1,184	(1,117)	—	—	—	67
Restructuring charges and certain acquisition-related costs	(115)	—	177	—	(62)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	126	(70)	—	—	(156)	(100)
Income from continuing operations before provision/(benefit) for taxes on income	4,141	1,178	(176)	—	309	5,452
Provision/(benefit) for taxes on income(b)	(915)	222	6	—	1,610	923
Income from continuing operations	5,056	957	(182)	—	(1,301)	4,529
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	10	—	—	—	—	10
Net income attributable to Pfizer Inc.	5,046	957	(182)	—	(1,301)	4,520
Earnings per common share attributable to Pfizer Inc.––diluted	0.89	0.17	(0.03)	—	(0.23)	0.80

	Six Months Ended June 30, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$26,382	$—	$—	$—	$—	$26,382
Cost of sales	5,009	10	—	—	(48)	4,971
Selling, informational and administrative expenses	6,850	1	(2)	—	(74)	6,775
Research and development expenses	3,544	3	—	—	(29)	3,518
Amortization of intangible assets	2,367	(2,237)	—	—	—	130
Restructuring charges and certain acquisition-related costs	(69)	—	150	—	(81)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	218	6	—	—	(459)	(235)
Income from continuing operations before provision/(benefit) for taxes on income	8,463	2,217	(148)	—	691	11,223
Provision/(benefit) for taxes on income(b)	(481)	446	11	—	1,822	1,797
Income from continuing operations	8,945	1,771	(159)	—	(1,131)	9,426
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	15	—	—	—	—	15
Net income attributable to Pfizer Inc.	8,929	1,771	(159)	—	(1,131)	9,410
Earnings per common share attributable to Pfizer Inc.––diluted	1.56	0.31	(0.03)	—	(0.20)	1.65

(a)	For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income” below.

(b)
The effective tax rate on Non-GAAP Adjusted income was 14.4% in the second quarter of 2020, compared to 16.9% in the second quarter of 2019. The effective tax rate on Non-GAAP Adjusted income was 14.7% in the first six months of 2020, compared to 16.0% in the first six months of 2019. The decreases were primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Purchase accounting adjustments
Amortization, depreciation and other(a)	$915	$1,185	$1,731	$2,227
Cost of sales	(5)	(6)	(9)	(10)
Total purchase accounting adjustments––pre-tax	910	1,178	1,722	2,217
Income taxes(b)	(187)	(222)	(367)	(446)
Total purchase accounting adjustments––net of tax	723	957	1,355	1,771
Acquisition-related costs
Restructuring credits(c)	(1)	(206)	—	(214)
Transaction costs(c)	11	—	14	—
Integration costs and other(c)	11	29	21	64
Additional depreciation––asset restructuring(d)	—	1	—	2
Total acquisition-related costs––pre-tax	21	(176)	34	(148)
Income taxes(e)	(5)	(6)	(8)	(11)
Total acquisition-related costs––net of tax	16	(182)	26	(159)
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	—	—	—
Certain significant items
Restructuring charges––cost reduction initiatives(g)	341	62	396	81
Implementation costs and additional depreciation––asset restructuring(h)	82	51	106	89
Net gains recognized during the period on equity securities(i)	(696)	(25)	(501)	(136)
Certain legal matters, net(i)	17	15	26	9
Certain asset impairments(i)	—	10	—	149
Business and legal entity alignment costs(j)	174	141	289	264
Net losses on early retirement of debt(i)	—	—	—	138
Other(k)	350	56	563	97
Total certain significant items––pre-tax	268	309	879	691
Income taxes(l)	(30)	(1,610)	(170)	(1,822)
Total certain significant items––net of tax	238	(1,301)	709	(1,131)
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$977	$(526)	$2,090	$481

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision /(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.

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

(d)
Included in Selling, informational and administrative expenses for the three and six months ended June 30, 2019. Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions related to acquisitions.

(e)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The second quarter and first six months of 2019 include the impact of the non-taxable reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple tax years.

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

(h)
Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the three months ended June 28, 2020, primarily included in Cost of sales ($16 million) and Selling, informational and administrative expenses ($63 million). For the six months ended June 28, 2020, primarily included in Cost of sales ($31 million) and Selling, informational and administrative expenses ($78 million). For the three months ended June 30, 2019, included in Cost of sales ($24 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($11 million). For the six months ended June 30, 2019, included in Cost of sales ($46 million), Selling, informational and administrative expenses ($25 million) and Research and development expenses ($18 million).

(i)	Included in Other (income)/deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other (Income)/Deductions—Net).

(j)
For the three months ended June 28, 2020, primarily included in Cost of sales ($30 million) and Selling, informational and administrative expenses ($138 million), and for the six months ended June 28, 2020, primarily included in Cost of sales ($45 million) and Selling, informational and administrative expenses ($235 million) and primarily represents legal entity restructuring, as well as separation costs associated with our planned Upjohn transaction with Mylan, and mainly includes consulting, legal, tax and advisory services. For the three and six months ended June 30, 2019, primarily included in Other (income)/deductions––net and represented incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily included consulting, legal, tax and advisory services.

(k)
For the three months ended June 28, 2020, primarily included in Selling, informational and administrative expenses ($21 million), Research and development expenses ($229 million) and Other (income)/deductions––net ($97 million). For the first six months of 2020, primarily included in Selling, informational and administrative expenses ($37 million), Research and development expenses ($230 million) and Other (income)/deductions––net ($296 million). For the three months ended June 30, 2019, primarily included in Selling, informational and administrative expenses ($28 million) and Other (income)/deductions––net ($19 million). For the first six months of 2019, primarily included in Selling, informational and administrative expenses ($41 million), Research and development expenses ($11 million) and Other (income)/deductions––net ($43 million). Among other things, the second quarter of 2020 includes charges of $85 million and the first six months of 2020 includes charges of $245 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture. The second quarter and first six months of 2020 also include upfront payments of $130 million to Valneva SE and $72 million to BioNTech SE, which were recorded to Research and development expenses.

(l)
Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The second quarter and first six months of 2019 were favorably impacted primarily by a benefit recorded of approximately $1.4 billion, representing tax and interest, resulting from the favorable settlement of an IRS audit for multiple tax years, as well as the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA.

Analysis of Operating Segment Information

The following tables and associated notes provide additional information about the performance of each of our two reportable operating segments—Biopharma and Upjohn, and our Consumer Healthcare operating segment through July 31, 2019. For additional information about each operating segment, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Organizing for Growth” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 14. Segment, Geographic and Other Revenue Information.

Acquisitions and other business development activities completed in 2019 and in the first half of 2020, including the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture, impacted financial results in the periods presented. For additional information, see Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, and Notes to Condensed Consolidated Financial Statements—Note 2. Acquisition, Equity-Method Investment and Licensing Arrangements.

The following tables provide revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Second Quarter of 2020
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,795	$2,006	$—	$11,801	$—	$11,801
Cost of sales	1,713	506	17	2,236	44	2,281
% of revenue	17.5%	25.2%	*	18.9%	*	19.3%
Selling, informational and administrative expenses	1,488	273	1,047	2,808	222	3,030
Research and development expenses	216	56	1,623	1,895	237	2,132
Amortization of intangible assets	71	—	—	71	834	905
Restructuring charges and certain acquisition-related costs	—	—	—	—	362	362
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(342)	2	(21)	(361)	(501)	(862)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	6,650	1,168	(2,666)	5,152	(1,199)	3,953
See end of tables for notes (a) through (d).

	Six Months Ended June 28, 2020
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$19,802	$4,027	$—	$23,829	$—	$23,829
Cost of sales	3,488	1,003	95	4,586	73	4,658
% of revenue	17.6%	24.9%	*	19.2%	*	19.5%
Selling, informational and administrative expenses	2,980	560	2,013	5,553	350	5,903
Research and development expenses	401	110	3,110	3,622	234	3,856
Amortization of intangible assets	141	—	—	142	1,648	1,790
Restructuring charges and certain acquisition-related costs	—	—	—	—	431	431
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(6)	(6)
Other (income)/deductions––net	(588)	(5)	45	(547)	(94)	(641)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	13,379	2,359	(5,264)	10,474	(2,635)	7,838

	Second Quarter of 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,432	$2,970	$862	$13,264	$—	$13,264
Cost of sales	1,732	551	273	2,556	20	2,576
% of revenue	18.4%	18.6%	*	19.3%	*	19.4%
Selling, informational and administrative expenses	1,685	385	1,394	3,464	48	3,511
Research and development expenses	200	60	1,565	1,825	16	1,842
Amortization of intangible assets	67	—	—	67	1,117	1,184
Restructuring charges and certain acquisition-related costs	—	—	—	—	(115)	(115)
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(323)	1	222	(100)	226	126
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	6,071	1,973	(2,592)	5,452	(1,311)	4,141

	Six Months Ended June 30, 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$18,477	$6,184	$1,721	$26,382	$—	$26,382
Cost of sales	3,374	1,088	510	4,971	38	5,009
% of revenue	18.3%	17.6%	*	18.8%	*	19.0%
Selling, informational and administrative expenses	3,201	722	2,853	6,775	75	6,850
Research and development expenses	364	115	3,039	3,518	26	3,544
Amortization of intangible assets	129	—	—	130	2,237	2,367
Restructuring charges and certain acquisition-related costs	—	—	—	—	(69)	(69)
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(545)	8	302	(235)	453	218
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	11,954	4,251	(4,983)	11,223	(2,760)	8,463

*	Indicates calculation not meaningful or result is equal to or greater than 100%.

(a)
Amounts represent the revenues and costs managed by each of the Biopharma and Upjohn reportable operating segments for the periods presented. The expenses generally include only those costs directly attributable to the operating segment.

(b)	Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside Biopharma and Upjohn and includes the following:

	Second Quarter of 2020
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	—	17	17
Selling, informational and administrative expenses	40	—	107	900	1,047
Research and development expenses	646	727	6	245	1,623
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	—	5	—	(25)	(21)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(685)	(732)	(113)	(1,136)	(2,666)

	Six Months Ended June 28, 2020
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	(1)	1	—	96	95
Selling, informational and administrative expenses	68	—	213	1,732	2,013
Research and development expenses	1,224	1,498	11	376	3,110
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	2	1	1	41	45
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(1,293)	(1,499)	(226)	(2,245)	(5,264)

	Second Quarter of 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$862	$—	$862
Cost of sales	—	1	276	(4)	273
Selling, informational and administrative expenses	29	—	407	958	1,394
Research and development expenses	548	764	32	221	1,565
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(1)	1	(1)	224	222
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(576)	(765)	148	(1,399)	(2,592)

	Six Months Ended June 30, 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$1,721	$—	$1,721
Cost of sales	—	1	550	(42)	510
Selling, informational and administrative expenses	50	—	795	2,008	2,853
Research and development expenses	1,080	1,490	63	406	3,039
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(2)	—	—	304	302
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(1,128)	(1,491)	313	(2,676)	(4,983)

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

(iv)
Corporate and Other Unallocated––the costs associated with corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement), patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing (which include manufacturing variances associated with production) and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs. Corporate and Other Unallocated also includes our share of earnings from the GSK Consumer Healthcare joint venture and other charges related to the GSK Consumer Healthcare joint venture, primarily representing our pro-rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture.

We recognized the following amounts in Cost of sales related to forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales:

•	a $80 million net gain in the second quarter of 2020;

•	a $150 million net gain in the first six months of 2020;

•	a $59 million net gain in the second quarter of 2019; and

•	a $103 million net gain in the first six months of 2019.
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

Second Quarter of 2020 vs. Second Quarter of 2019
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $363 million, or 4%, to $9.8 billion in the second quarter of 2020 from $9.4 billion in the second quarter of 2019, reflecting an operational increase of $593 million, or 6%, partially offset by the unfavorable impact of foreign exchange of $230 million, or 2%.

The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the three months ended June 30, 2019	$9,432

Operational growth/(decline):
Continued growth from certain key brands(a)	351
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	175
Higher revenues for Inlyta, primarily in the U.S., driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	93
Higher revenues for Biosimilars, primarily in the U.S., driven by strong volume performance from Retacrit and new product launches	78
Higher revenues for Xtandi primarily driven by continued strong demand in the metastatic and non-metastatic castration-resistant prostate cancer indications as well as the metastatic (mCSPC) castration-sensitive prostate cancer indication, which was approved in the U.S. in December 2019	64
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(66)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., reflecting the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations, partially offset by the favorable impact of timing associated with government purchases for the pediatric indication, compared to the prior-year period. The decline in the U.S. was partially offset by growth in international markets primarily reflecting significantly increased adult uptake in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China
(28)
Other operational factors, net	(74)
Operational growth, net	593
Unfavorable impact of foreign exchange	(230)
Biopharma Revenues increase	363
Biopharma Revenues, for the three months ended June 28, 2020	$9,795

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets decreased $80 million, or 4%, to $1.9 billion in the second quarter of 2020 from $2.0 billion in the second quarter of 2019, reflecting operational growth of $82 million, or 4%. Foreign exchange had an unfavorable impact of 8% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13 and Eliquis, partially offset by Sulperazon.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 0.9 percentage points, driven by a favorable change in product mix, which includes an increase in alliance revenue which has no associated cost of sales, and a favorable impact of foreign exchange, partially offset by an increase in royalty expenses based on the mix of products sold.

•
The decrease in Cost of sales of 1% was mainly driven by a favorable impact of foreign exchange, partially offset by an increase in royalty expense based on the mix of products sold, and an unfavorable change in product mix.

•
The decrease in Selling, informational and administrative expenses of 12% was mostly driven by lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic, a favorable impact of foreign exchange, and lower investments across the Inflammation & Immunology portfolio, partially offset by additional investment in the Oncology portfolio in developed markets.

•	The increase in Research and development expenses of 8% was mainly related to increased medical spending, primarily for Rare Disease, Internal Medicine, and Hospital.

•
The favorable change in Other (income)/deductions––net includes, among other things, an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights, partially offset by a decrease in royalty- related income mainly due to the non-recurrence of a one-time favorable resolution of a legal dispute in the second quarter of 2019.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $964 million, or 32%, to $2.0 billion in the second quarter of 2020 from $3.0 billion in the second quarter of 2019, reflecting an operational decrease of $917 million, or 31%, and the unfavorable impact of foreign exchange of $48 million, or 2%.
The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the three months ended June 30, 2019	$2,970

Operational growth/(decline):
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in the U.S. in July 2019	(826)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to multi-source generic competition	(34)
Growth in revenues for Lipitor and Norvasc, reflecting significant revenue declines in the prior-year period associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	55
Other operational factors, net	(111)
Operational decline, net	(917)
Unfavorable impact of foreign exchange	(48)
Upjohn Revenues decrease	(964)
Upjohn Revenues, for the three months ended June 28, 2020	$2,006
Total Upjohn revenues from emerging markets increased $11 million, or 1%, to $862 million in the second quarter of 2020 from $851 million in the second quarter of 2019, reflecting operational growth of $57 million, or 7%. Foreign exchange had an unfavorable impact of 5% on total Upjohn revenues from emerging markets. The operational increase in emerging markets was primarily driven by Lipitor and Norvasc in China.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 6.7 percentage points, driven by lower Lyrica revenues, primarily in the U.S. due to multi-source generic competition that began in July 2019, partially offset by lower royalty expense for Lyrica due to its U.S. patent expiration.

•
The decrease in Cost of sales of 8% was mainly driven by a decrease in sales volume and lower royalty expense primarily due to the Lyrica patent expiration and multi-source generic competition that began in the U.S. in July 2019.

•
Selling, informational and administrative expenses decreased 29% driven by a decrease in field force expense as well as advertising and promotion expenses, primarily related to Lipitor and Norvasc, due to the volume-based procurement (VBP) program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019, as well as Lyrica in the U.S. due to generic competition that began in July 2019 and anticipated generic competition for Celebrex in Japan beginning in June 2020.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.
First Six Months of 2020 vs. First Six Months of 2019
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $1.3 billion, or 7%, to $19.8 billion in the first six months of 2020 from $18.5 billion in the first six months of 2019, reflecting an operational increase of $1.7 billion, or 9%, and an unfavorable impact of foreign exchange of $345 million, or 2%.
The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the six months ended June 30, 2019	$18,477

Operational growth/(decline):
Continued growth from certain key brands(a)	812
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	353
Higher revenues for the Hospital business in the U.S., primarily driven by increased demand for certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients as well as continued growth from Panzyga following its November 2018 U.S. launch	212
Higher revenues for Inlyta, primarily in the U.S., driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	191
Higher revenues for Biosimilars, primarily in the U.S., driven by strong volume performance from Retacrit, new product launches and steady volume and share growth in the U.S. for Inflectra, across hospital channels, clinics and alternate sites of care	190
Higher revenues for Xtandi primarily driven by continued strong demand in the metastatic and non-metastatic castration-resistant prostate cancer indications as well as the metastatic (mCSPC) castration-sensitive prostate cancer indication, which was approved in the U.S. in December 2019	106
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Brazil and Japan, all of which is expected to continue	(159)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., reflecting the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations, partially offset by the favorable impact of timing associated with government purchases for the pediatric indication, compared to the prior-year period. The decline in the U.S. was partially offset by growth in international markets primarily reflecting significantly increased adult uptake in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China
(47)
Other operational factors, net	11
Operational growth, net	1,670
Unfavorable impact of foreign exchange	(345)
Biopharma Revenues increase	1,325
Biopharma Revenues, for the six months ended June 28, 2020	$19,802

(a)
Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Total Biopharma revenues from emerging markets increased $143 million, or 4%, to $4.1 billion in the first six months of 2020 from $3.9 billion in the first six months of 2019, reflecting operational growth of $379 million, or 10%. Foreign exchange had an unfavorable impact of 6% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13, Eliquis, certain anti-infective products, primarily Zavicefta and Zithromax, Ibrance and Xalkori, partially offset by Sulperazon.
Costs and Expenses

•
Cost of sales as a percentage of Revenues decreased 0.6 percentage points, driven by a favorable change in product mix, which includes an increase in alliance revenue which has no associated cost of sales, partially offset by an increase in royalty expenses based on the mix of products sold.

•
The increase in Cost of sales of 3% was mainly driven by an increase in sales volumes for various products and an increase in royalty expenses based on the mix of products sold, partially offset by a favorable impact of foreign exchange.

•
The decrease in Selling, informational and administrative expenses of 7% was mostly driven by lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic, lower investments across the Inflammation & Immunology portfolio, a favorable impact of foreign exchange, and lower healthcare reform expenses, partially offset by additional investment in the Oncology portfolio in developed markets.

•	The increase in Research and development expenses of 10% was mainly related to increased medical spending, primarily for Oncology, Internal Medicine, and Rare Disease.

•
The favorable change in Other (income)/deductions––net includes, among other things, an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights, partially offset by a decrease in royalty- related income mainly due to the non-recurrence of a one-time favorable resolution of a legal dispute in the second quarter of 2019.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $2.2 billion, or 35%, to $4.0 billion in the first six months of 2020 from $6.2 billion in the first six months of 2019, reflecting an operational decrease of $2.1 billion, or 34%, and the unfavorable impact of foreign exchange of $66 million, or 1%.
The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the six months ended June 30, 2019	$6,184

Operational decline:
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in the U.S. in July 2019	(1,655)
Declines in revenues for Lipitor and Norvasc, primarily resulting from the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	(254)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to multi-source generic competition	(58)
Other operational factors, net	(124)
Operational decline, net	(2,090)
Unfavorable impact of foreign exchange	(66)
Upjohn Revenues decrease	(2,156)
Upjohn Revenues, for the six months ended June 28, 2020	$4,027
Total Upjohn revenues from emerging markets decreased $307 million, or 15%, to $1.7 billion in the first six months of 2020 from $2.0 billion in the first six months of 2019, reflecting an operational decline of $247 million or, 12%, and the unfavorable impact of foreign exchange of 3% on total Upjohn revenues from emerging markets. The operational decline in emerging markets was primarily driven by Lipitor and Norvasc in China.
Costs and Expenses

•
Cost of sales as a percentage of Revenues increased 7.3 percentage points, driven by lower Lyrica revenues, primarily in the U.S. due to multi-source generic competition that began in July 2019, lower Lipitor and Norvasc revenues due to the VBP program in China, which was initially implemented in March 2019 and expanded nationwide beginning in December 2019, and an unfavorable impact of foreign exchange, partially offset by lower royalty expense for Lyrica due to its U.S. patent expiration.

•
The decrease in Cost of sales of 8% was mainly driven by lower royalty expense and a decrease in sales volume primarily due to the Lyrica patent expiration and multi-source generic competition that began in the U.S. in July 2019.

•
Selling, informational and administrative expenses decreased 22% driven by a reduction in field force expense as well as advertising and promotion expenses, primarily related to Lyrica in the U.S. due to generic competition that began in July 2019 and the anticipated generic competition for Celebrex in Japan that began in June 2020, as well as a decrease in Lipitor and Norvasc expenses due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019.

•	Research and development expenses and Other (income)/deductions––net were relatively unchanged.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS OF DOLLARS)	June 28, 2020	June 30, 2019	% Change
Cash provided by/(used in):
Operating activities	$6,688	$4,309	55
Investing activities	(13,082)	5,648	*
Financing activities	6,959	(9,318)	*
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(70)	(28)	*
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$495	$612	(19)
* Calculation not meaningful or results are equal to or greater than 100%.

Operating Activities
The increase in net cash provided by operating activities is driven by the net change in Other changes in assets and liabilities, net of acquisitions and divestitures, partially offset by a decrease in net income, reflecting the lower contribution from the Consumer Healthcare business as a result of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK.
In the first six months of 2020, the change in the line item Other adjustments, net primarily reflects, among other items:

•	an increase in equity method dividends received,
partially offset by:

•	an increase in net unrealized gains on equity securities;

•	an increase in equity income; and

•	an increase in accreted interest on debt discount.
In the condensed consolidated statements of cash flows, the line item Other changes in assets and liabilities, net of acquisitions and divestitures is presented excluding the effects of changes in foreign currency exchange rates, as these changes do not reflect actual cash inflows or outflows, and excluding any other significant non-cash movements. Accordingly, the amounts shown will not necessarily agree with the changes in the assets and liabilities that are presented in our condensed consolidated balance sheets. In the first six months of 2020 and 2019, the line item Other changes in assets and liabilities, net of acquisitions and divestitures, primarily reflects changes, in the normal course of business, in trade accounts receivable, inventories, other current and noncurrent assets, trade accounts payable, accrued compensation, and other current and noncurrent liabilities, as well as in 2019, the adjustment necessary to reflect the non-cash nature of the favorable settlement of an IRS audit for multiple tax years (see Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report).
Investing Activities
The change in net cash provided by/(used in) investing activities was mostly attributable to:

•
a $16.7 billion increase in net purchases of short-term investments with original maturities of three months or less, largely due to the $11.4 billion of proceeds from the Upjohn long-term debt issuances in the second quarter of 2020, which were invested in money market funds (see Notes to Condensed Consolidated Financial Statements—Note 7D. Financial Instruments: Long-Term Debt and —Note 7A. Financial Instruments: Fair Value Measurements); and

•	a $1.4 billion decrease in proceeds from redemptions and sales of short-term investments.
Financing Activities
The change in net cash provided by/(used in) financing activities was primarily attributable to:

•	an increase in issuances of long-term debt of $11.7 billion (see Notes to Condensed Consolidated Financial Statements—Note 7D. Financial Instruments: Long-Term Debt);

•	a decrease in purchases of common stock of $8.9 billion; and

•	lower repayments on long-term debt of $3.2 billion,
partially offset by:

•	$3.1 billion net payments on short-term borrowings in the first six months of 2020, compared to $4.3 billion net proceeds raised from short-term borrowings in the first six months of 2019.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We continue our efforts to improve cash inflows through working capital efficiencies. We target specific areas of focus including accounts receivable, inventories, accounts payable, and other working capital, which allows us to optimize our operating cash flows. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future, which can include, among others:

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
Our long-term debt is rated high-quality by both S&P and Moody’s. See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term debt investments consist primarily of high-quality, highly liquid, well-diversified available-for-sale debt securities.
Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	June 28, 2020	December 31, 2019
Selected financial assets(a):
Cash and cash equivalents	$1,801	$1,305
Restricted short-term investments	11,412	—
Short-term investments	9,581	8,525
Long-term investments, excluding private equity securities at cost	2,370	2,258
	25,163	12,088
Debt:
Short-term borrowings, including current portion of long-term debt	13,084	16,195
Long-term debt	50,529	35,955
	63,613	52,150
Selected net financial liabilities	$(38,450)	$(40,062)

Working capital(b)	$13,701	$(4,501)
Ratio of current assets to current liabilities	1.42:1	0.88:1
Total Pfizer Inc. shareholders’ equity per common share(c)	$11.58	$11.41

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)	The increase in working capital was primarily due to:

•	an increase mainly driven by operating cash flow generation and the long-term debt issuances discussed below, partially offset by debt repayment and capital expenditures; and

•	the timing of accruals, cash receipts and payments in the ordinary course of business.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury stock).

In June 2020, Upjohn Inc. and Upjohn Finance B.V. (a wholly-owned subsidiary of Upjohn Inc.) completed privately placed debt offerings of $7.45 billion and €3.60 billion aggregate principal senior unsecured notes, respectively (the Upjohn Debt Transactions). See the “Agreement to Combine Upjohn with Mylan” section below for the discussion on the use of proceeds.
In May 2020, we completed a public offering of $4.0 billion aggregate principal amount of senior unsecured notes.
In March 2020, we:

•
completed a public offering of $1.25 billion aggregate principal amount of senior unsecured sustainability notes. The proceeds were initially used to repay outstanding commercial paper and subsequently will be used to help manage our environmental impact and support increased patient access to our medicines and vaccines, especially among underserved populations, and strengthen healthcare systems; and

•
repurchased at par all $1.065 billion principal amount outstanding of senior unsecured notes that were due in 2047 before the maturity date, which did not have a material impact on our condensed consolidated financial statements.

For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt.
For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.
Agreement to Combine Upjohn with Mylan
In connection with our agreement to combine Upjohn with Mylan to form a new company, Viatris, discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, in June 2020, Upjohn Inc. (i) incurred $11.4 billion of debt in the Upjohn Debt Transactions, (ii) entered into a revolving credit agreement for up to $4 billion, $1.5 billion of which will be available in a single draw at or around the closing of the combination of Upjohn with Mylan for the sole purpose of funding the cash payment of $12 billion by Upjohn Inc. to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Upjohn Inc. and (iii) entered into a $600 million delayed draw term loan agreement. Immediately prior to the proposed distribution to Pfizer’s stockholders of all of the issued and outstanding shares of Upjohn Inc.’s common stock held by Pfizer (the Distribution), Upjohn Inc. will make a cash distribution of $12 billion to Pfizer. The proceeds of the revolving credit agreement, term loan agreement and the Upjohn Debt Transactions will be used to fund the $12 billion cash distribution from Upjohn Inc. to Pfizer prior to the Distribution. In the interim, the $11.4 billion of proceeds from the Upjohn Debt Transactions were invested by Upjohn Inc. in money market funds and classified as Restricted short-term investments in the condensed consolidated balance sheet as of June 28, 2020. Upon completion of the Upjohn Debt Transactions on June 23, 2020, the commitments under the senior unsecured $12 billion bridge facility were fully terminated. Pfizer has guaranteed the notes in the Upjohn Debt Transactions, and such guarantees will automatically and unconditionally terminate without the consent of holders of the notes upon the Distribution. Upjohn Inc. has guaranteed the notes issued by Upjohn Finance B.V., and Upjohn Inc. will remain a guarantor of such notes post Distribution. Following the separation, Upjohn Inc. and Upjohn Finance B.V., as applicable, will remain the obligor with respect to all of the aforementioned debt. See Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt for additional information.
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
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of June 28, 2020, we had access to a total of $15 billion in U.S. revolving credit facilities consisting of a $7 billion facility expiring in 2024 and an $8 billion facility expiring in September 2020, which may be used to support our commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $611 million in lines of credit, of which $582 million expire within one year. Of these total lines of credit, $15.6 billion were unused as of June 28, 2020.

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
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnification obligations generally are subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2020, the estimated fair value of our indemnification obligations was not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

At June 28, 2020, our remaining share-purchase authorization was approximately $5.3 billion, with no repurchases in the first six months of 2020 and no repurchases currently planned for the remainder of 2020. See Notes to Consolidated Financial Statements––Note 12. Equity in our 2019 Financial Report for more information on our publicly announced share-purchase plans, including our accelerated share repurchase agreements.

Dividends on Common Stock

For quarterly cash dividend information, see Notes to Condensed Consolidated Financial Statements––Note 11. Equity.
Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our businesses. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s Board of Directors and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. Also, assuming Upjohn is spun off, Pfizer expects that immediately following the closing of the proposed transaction to combine Upjohn with Mylan, the combined dividend dollar amount received by Pfizer shareholders, based upon the combination of continued Pfizer ownership and approximately 0.12 shares of the new company (Viatris) expected to be granted for each Pfizer share in a spin-off, will equate to Pfizer’s dividend amount in effect immediately prior to closing.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards in 2020.

Recently Issued Accounting Standards, Not Adopted as of June 28, 2020
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
	January 1, 2021. Early adoption is permitted.	We do not expect this guidance to have a material impact on our consolidated financial statements.
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
FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated operating and financial performance, business plans and prospects, expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, revenue contribution, growth, performance, timing of exclusivity and potential benefits, strategic reviews, capital allocation objectives, plans for and prospects of our acquisitions and other business-development activities, benefits anticipated from the reorganization of our commercial operations in 2019, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, government regulation, our ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply, our efforts to respond to COVID-19, our expectations regarding the impact of COVID-19 on our business, operations and financial results and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, including, among others, the expected timing of closing of and costs associated with the pending transaction to combine Upjohn with Mylan to create a new global pharmaceutical company set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, the expected impact of patent expiries on our business set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment––Industry-Specific Challenges––Intellectual Property Rights and Collaboration/Licensing Rights” and “––Our Strategy––Organizing for Growth” sections of this MD&A, our efforts to respond to COVID-19, including, among other things, expectations regarding our investigational vaccine candidate against SARS-CoV-2 and our investigational protease inhibitor, and the anticipated impact of COVID-19 on our business, operations and financial results set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and “––Our Financial Guidance for 2020” sections of this MD&A, the benefits expected from the reorganization of our commercial operations in 2019 and our expectations regarding growth set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of this

MD&A, the anticipated costs and savings from certain of our initiatives, primarily from our Transforming to a More Focused Company program, set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Transforming to a More Focused Company” and “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A and in Notes to Condensed Consolidated Financial Statements––Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, the financial guidance set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2020” section of this MD&A, the expected impact of ACIP’s latest recommendation for Prevnar 13 for adults 65 and older on Prevnar 13’s revenues set forth in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion––Prevnar 13/Prevenar 13” section of this MD&A, our anticipated liquidity position set forth in the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A, our expectations regarding dividends set forth in the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A and the benefits expected from our business development transactions and the contributions that we expect to make from our general assets to the company’s pension and postretirement plans during 2020 set forth in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Financial Guidance for 2020” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results, including due to travel limitations and government-mandated work-from-home or shelter-in-place orders, manufacturing disruptions or delays, supply chain interruptions, including challenges related to reliance on third-party suppliers, disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials, decreased product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries resulting in fewer new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures, further reduced product demand as a result of increased unemployment, challenges presented by reallocating human capital, R&D, manufacturing and other resources to assist in responding to the pandemic without disruption to our operations, costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission, increased supply chain costs and additional R&D costs incurred in our efforts to develop a potential vaccine and treatment for COVID-19, challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals, including the anticipated combination of Upjohn with Mylan, interruptions or delays in the operations of certain regulatory authorities, which may delay the approvals of new products we are developing, potential label expansions for existing products and the launch of newly-approved products, potential increased cyber incidents such as phishing, social engineering and malware attacks, and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines, each of which may also amplify the impact of the other factors listed in this section;

•
uncertainties related to our efforts to develop a potential treatment or vaccine for COVID-19, including uncertainties related to the risk that our development programs may not be successful, commercially viable or receive approval or Emergency Use Authorization from regulatory authorities, risks associated with preliminary data, including the possibility of unfavorable new preclinical or clinical trial data and further analyses of existing preclinical or clinical trial data that may be inconsistent with the data used for selection of the BNT162b2 vaccine candidate and dose level for the Phase 2/3 study, the risk that clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities, whether and when data from the BNT162 mRNA vaccine program will be published in scientific journal publications and, if so, when and with what modifications, disruptions in the relationships between us and our collaboration partners or third-party suppliers, the risk that other companies may produce superior or competitive products, the risk that demand for any products may no longer exist, risks related to the availability of raw materials to manufacture any such products, the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19, the risk that we may not be able to create or scale up manufacturing capacity on a timely basis or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine candidate within the projected time periods indicated, and pricing and access challenges for such products, including in the U.S.;

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

•
our ability to protect our patents and other intellectual property, both domestically and internationally, including against claims of invalidity that could result in loss of exclusivity, such as claims related to our Lyrica patents in Japan, and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce intellectual property related to our medicines, including potential vaccines and treatments for COVID-19;

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 13A. Contingencies and Certain Commitments: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
We refer to the “Our Operating Environment”, “The Global Economic Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K. We are including the following risk factor, which should be read in conjunction with the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K.
COVID-19 PANDEMIC
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. We currently anticipate an ongoing, gradual global recovery from the first-half 2020 macroeconomic and healthcare impacts of the COVID-19 pandemic beginning in the third quarter of 2020. The pandemic continues to present a number of risks and challenges for our business, including, among others, impacts due to travel limitations and government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays; supply chain interruptions, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials; decreased product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries resulting in fewer new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures; further reduced product demand as a result of increased unemployment; challenges presented by reallocating human capital, R&D, manufacturing and other resources to assist in responding to the pandemic without disruption to our operations; costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission; increased supply chain costs and additional R&D costs incurred in our efforts to develop a vaccine and treatment for COVID-19; challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals, including the anticipated combination of Upjohn with Mylan; interruptions or delays in the operations of certain regulatory authorities, which may delay the approvals of new products we are developing, potential label expansions for existing products and the launch of newly-approved products; potential increased cyber incidents such as phishing, social engineering and malware attacks; challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action, by various stakeholders or governments that could potentially result in us not seeking intellectual property protection for, licensing or agreeing not to enforce our intellectual property rights related to our medicines, including potential vaccines and treatments for COVID-19; and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines.

We also face uncertainties related to our efforts to develop a potential treatment or vaccine for COVID-19, including uncertainties related to the risk that our development programs may not be successful, commercially viable or receive approval or Emergency Use Authorization from regulatory authorities; risks associated with preliminary data, including the possibility of unfavorable new preclinical or clinical trial data and further analyses of existing preclinical or clinical trial data that may be inconsistent with the data used for selection of the BNT162b2 vaccine candidate and dose level for the Phase 2/3 study; the risk that clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether and when data from the BNT162 mRNA vaccine program will be published in scientific journal publications and, if so, when and with what modifications; disruptions in the relationships between us and our collaboration partners or third-party suppliers; the risk that other companies may produce superior or competitive products; the risk that demand for any products we may develop may no longer exist; risks related to the availability of raw materials to manufacture any such products; the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19; the risk that we may not be able to create or scale up manufacturing capacity on a timely basis or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine candidate within the projected time periods indicated; and pricing and access challenges for such products, including in the U.S.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2020:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
March 30, 2020 through April 26, 2020	19,649	$32.65	—	$5,292,881,709
April 27, 2020 through May 24, 2020	41,905	$38.04	—	$5,292,881,709
May 25, 2020 through June 28, 2020	18,583	$37.24	—	$5,292,881,709
Total	80,137	$36.53	—

(a)	For additional information, see the Notes to Consolidated Financial Statements––Note 12. Equity in our 2019 Financial Report, which is incorporated by reference.

(b)
These columns represent (i) 73,616 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 6,521 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1	-
Amendment No. 1, dated as of May 29, 2020, to the Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V. is incorporated by reference from our Current Report on Form 8-K filed on June 1, 2020 (File No. 001-03619). (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Business Combination Agreement).

Exhibit 2.2	-
Amendment No. 2, dated as of May 29, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc. is incorporated by reference from our Current Report on Form 8-K filed on June 1, 2020 (File No. 001-03619). (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Separation and Distribution Agreement).

Exhibit 4.1	-
Fourth Supplemental Indenture, dated May 28, 2020, between Pfizer Inc. and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 28, 2020 (File No. 001-03619).

Exhibit 10.1		Time Sharing Agreement, dated July 9, 2020, by and between Pfizer Inc. and Albert Bourla.
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Pfizer Inc.
(Registrant)

Dated:	August 6, 2020	/s/ Jennifer Damico
Jennifer Damico, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)