Form 10-Q
period 2020-09-27
PFIZER INC
filed 2020-11-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

At November 2, 2020, 5,558,396,599 shares of the issuer’s voting common stock were outstanding.

GLOSSARY OF DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined:

2019 Financial Report	Financial Report for the fiscal year ended December 31, 2019, which was filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019
2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019
ACA (Also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AML	Acute Myeloid Leukemia
Anacor	Anacor Pharmaceuticals, Inc.
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Bamboo	Bamboo Therapeutics, Inc.
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
CHMP	Committee for Medicinal Products for Human Use
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	U.S., Developed Europe, Japan, Canada, South Korea, Australia and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, South Korea, Australia and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTC	U.S. Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
hGH-CTP	human growth hormone
Hospira	Hospira, Inc.
IBT	Income before tax
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
IV	intravenous
J&J	Johnson & Johnson
JV	Joint Venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
MCO	managed care organization

GLOSSARY OF DEFINED TERMS - continued -
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
mRNA	messenger ribonucleic acid
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
Mylan	Mylan N.V.
NDA	new drug application
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
PARP	poly ADP ribose polymerase
PBM	pharmacy benefit manager
Pharmacia	Pharmacia Corporation
PP&E	property, plant & equipment
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2020
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
RNA	ribonucleic acid
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
S&P	Standard and Poor’s
TCJA	legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Valneva	Valneva SE
ViiV	ViiV Healthcare Limited
VBP	Volume-based procurement
WRDM	Worldwide Research, Development and Medical

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenues	$12,131	$12,680	$35,961	$39,062
Costs and expenses:
Cost of sales~~(~~a)	2,529	2,602	7,188	7,611
Selling, informational and administrative expenses(a)	3,016	3,260	8,919	10,110
Research and development expenses(a)	2,360	2,283	6,216	5,827
Amortization of intangible assets	898	1,212	2,688	3,578
Restructuring charges and certain acquisition-related costs	4	365	435	295
(Gain) on completion of Consumer Healthcare JV transaction	—	(8,087)	(6)	(8,087)
Other (income)/deductions––net	1,148	319	507	537
Income from continuing operations before provision/(benefit) for taxes on income	2,176	10,727	10,014	19,190
Provision/(benefit) for taxes on income	(26)	3,047	968	2,566
Income from continuing operations	2,202	7,680	9,046	16,625
Discontinued operations––net of tax	—	4	—	4
Net income before allocation to noncontrolling interests	2,202	7,684	9,046	16,628
Less: Net income attributable to noncontrolling interests	8	4	25	19
Net income attributable to Pfizer Inc.	$2,194	$7,680	$9,022	$16,609

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$1.38	$1.62	$2.98
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.39	$1.38	$1.62	$2.98

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.39	$1.36	$1.60	$2.92
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.39	$1.36	$1.60	$2.92

Weighted-average shares––basic	5,557	5,545	5,552	5,581
Weighted-average shares––diluted	5,633	5,649	5,622	5,690
(a)Excludes amortization of intangible assets, except as disclosed in Note 9A and Notes to Consolidated Financial Statements––Note 1L. Basis of Presentation and Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets in our 2019 Financial Report.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income before allocation to noncontrolling interests	$2,202	$7,684	$9,046	$16,628

Foreign currency translation adjustments, net(a)	1,609	(468)	96	(628)
Reclassification adjustments	—	268	—	270
	1,609	(200)	96	(358)
Unrealized holding gains/(losses) on derivative financial instruments, net	(372)	150	(661)	241
Reclassification adjustments for (gains)/losses included in net income(b)	143	(29)	(25)	(372)
	(230)	122	(685)	(131)
Unrealized holding gains/(losses) on available-for-sale securities, net	239	15	231	48
Reclassification adjustments for (gains)/losses included in net income(c)	(85)	(7)	(25)	30
	155	8	205	77
Benefit plans: actuarial gains/(losses), net	(1,211)	(171)	(1,372)	(175)
Reclassification adjustments related to amortization	67	60	200	180
Reclassification adjustments related to settlements, net	174	38	240	40
Other	(206)	42	(123)	60
	(1,177)	(31)	(1,055)	105
Benefit plans: prior service (costs)/credits and other, net	—	—	—	(1)
Reclassification adjustments related to amortization of prior service costs and other, net	(45)	(44)	(134)	(137)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(46)	—	(46)
Other	(3)	3	1	4
	(47)	(88)	(133)	(180)
Other comprehensive income/(loss), before tax	310	(190)	(1,572)	(486)
Tax provision/(benefit) on other comprehensive income/(loss)	(262)	84	(527)	50
Other comprehensive income/(loss) before allocation to noncontrolling interests	$572	$(275)	$(1,045)	$(536)
Comprehensive income before allocation to noncontrolling interests	$2,774	$7,409	$8,001	$16,092
Less: Comprehensive income/(loss) attributable to noncontrolling interests	11	(6)	16	8
Comprehensive income attributable to Pfizer Inc.	$2,763	$7,415	$7,986	$16,084
(a)Amounts in the third quarter of 2020 primarily include gains from the strengthening of certain major currencies against the U.S. dollar and a net gain related to foreign currency translation adjustments and the impact of our net investment hedging program, both attributable to our equity method investment in the GSK Consumer Healthcare joint venture. Amounts in the first nine months of 2020 primarily include gains from the strengthening of certain major currencies against the U.S. dollar, partially offset by a net loss related to foreign currency translation adjustments and the impact of our net investment hedging program, both attributable to our equity method investment in the GSK Consumer Healthcare joint venture. See Note 2B.
(b)Reclassified into Other (income)/deductions—net and Cost of sales in the condensed consolidated statements of income. See Note 7E.
(c)Reclassified into Other (income)/deductions—net in the condensed consolidated statements of income.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 27, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$1,587	$1,305
Short-term investments	8,912	8,525
Restricted short-term investments	11,413	—
Trade accounts receivable, less allowance for doubtful accounts: 2020—$533; 2019—$527	10,012	8,724
Inventories	9,295	8,283
Current tax assets	4,000	3,344
Other current assets	2,519	2,622
Total current assets	47,739	32,803
Equity-method investments	15,949	17,133
Long-term investments	3,059	3,014
Property, plant and equipment, less accumulated depreciation: 2020—$16,636; 2019—$16,789	14,403	13,967
Identifiable intangible assets, less accumulated amortization	30,927	35,370
Goodwill	59,902	58,653
Noncurrent deferred tax assets and other noncurrent tax assets	2,649	2,099
Other noncurrent assets	4,355	4,450
Total assets	$178,983	$167,489

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2020—$2,149; 2019—$1,462	$13,363	$16,195
Trade accounts payable	4,141	4,220
Dividends payable	2,112	2,104
Income taxes payable	1,430	980
Accrued compensation and related items	2,425	2,720
Other current liabilities	10,683	11,083
Total current liabilities	34,154	37,304

Long-term debt	49,785	35,955
Pension benefit obligations, net	5,350	5,638
Postretirement benefit obligations, net	1,087	1,124
Noncurrent deferred tax liabilities	4,542	5,578
Other taxes payable	11,720	12,126
Other noncurrent liabilities	6,851	6,317
Total liabilities	113,487	104,042

Commitments and Contingencies

Preferred stock	—	17
Common stock	470	468
Additional paid-in capital	88,161	87,428
Treasury stock	(110,980)	(110,801)
Retained earnings	100,284	97,670
Accumulated other comprehensive loss	(12,676)	(11,640)
Total Pfizer Inc. shareholders’ equity	65,259	63,143
Equity attributable to noncontrolling interests	236	303
Total equity	65,495	63,447
Total liabilities and equity	$178,983	$167,489
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 28, 2020	—	$—	9,394	$470	$87,886	(3,840)	$(110,978)	$100,203	$(13,246)	$64,336	$228	$64,564
Net income								2,194		2,194	8	2,202
Other comprehensive income/(loss), net of tax									569	569	3	572
Cash dividends declared:
Common stock								(2,113)		(2,113)		(2,113)
Preferred stock								—		—		—
Noncontrolling interests										—	(1)	(1)
Share-based payment transactions			3	—	275	—	(2)			273		273
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	—		—	(1)	(1)
Balance, September 27, 2020	—	$—	9,397	$470	$88,161	(3,840)	$(110,980)	$100,284	$(12,676)	$65,259	$236	$65,495

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 30, 2019	458	$18	9,363	$468	$86,963	(3,801)	$(110,786)	$94,440	$(11,535)	$59,568	$357	$59,924
Net income								7,680		7,680	4	7,684
Other comprehensive income/(loss), net of tax									(265)	(265)	(9)	(275)
Cash dividends declared:
Common stock								(2,006)		(2,006)		(2,006)
Preferred stock								—		—		—
Noncontrolling interests										—	2	2
Share-based payment transactions			3	—	136	—	(8)			128		128
Purchases of common stock						(34)	—			—		—
Preferred stock conversions and redemptions	(8)	—			—	—	—			(1)		(1)
Other					—	—	—	—		—	(61)	(61)
Balance, September 29, 2019	449	$18	9,366	$468	$87,099	(3,835)	$(110,795)	$100,113	$(11,801)	$65,103	$293	$65,396

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$97,670	$(11,640)	$63,143	$303	$63,447
Net income								9,022		9,022	25	9,046
Other comprehensive income/(loss), net of tax									(1,036)	(1,036)	(9)	(1,045)
Cash dividends declared:
Common stock								(6,408)		(6,408)		(6,408)
Preferred stock								—		—		—
Noncontrolling interests										—	(81)	(81)
Share-based payment transactions			28	1	748	(6)	(210)			539		539
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions(a)	(431)	(17)			(15)	1	31			(1)		(1)
Other					—	—	—	—		—	(1)	(1)
Balance, September 27, 2020	—	$—	9,397	$470	$88,161	(3,840)	$(110,980)	$100,284	$(12,676)	$65,259	$236	$65,495

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$89,554	$(11,275)	$63,407	$351	$63,758
Net income								16,609		16,609	19	16,628
Other comprehensive income/(loss), net of tax									(525)	(525)	(11)	(536)
Cash dividends declared:
Common stock								(6,068)		(6,068)		(6,068)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(5)	(5)
Share-based payment transactions			34	2	848	(7)	(320)			530		530
Purchases of common stock						(213)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(28)	(1)			(2)	—	—			(3)		(3)
Other					—	—	—	19		19	(61)	(42)
Balance, September 29, 2019	449	$18	9,366	$468	$87,099	(3,835)	$(110,795)	$100,113	$(11,801)	$65,103	$293	$65,396
(a)See Note 11.
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019
Operating Activities
Net income before allocation to noncontrolling interests	$9,046	$16,628
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,731	4,626
Asset write-offs and impairments	990	224
TCJA impact	—	(319)
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed(a)	(6)	(8,233)
Deferred taxes from continuing operations	(597)	2,067
Share-based compensation expense	492	448
Benefit plan contributions in excess of expense/income	(1,643)	(429)
Other adjustments, net	(156)	(622)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,080)	(5,571)
Net cash provided by operating activities	8,778	8,819

Investing Activities
Purchases of property, plant and equipment	(1,467)	(1,504)
Purchases of short-term investments	(9,309)	(4,583)
Proceeds from redemptions/sales of short-term investments	8,397	7,766
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(10,741)	8,307
Purchases of long-term investments	(284)	(134)
Proceeds from redemptions/sales of long-term investments	648	116
Acquisition of business, net of cash acquired	—	(10,861)
Acquisitions of intangible assets	(38)	(364)
Other investing activities, net(a)	194	145
Net cash used in investing activities	(12,601)	(1,112)

Financing Activities
Proceeds from short-term borrowings	12,352	11,582
Principal payments on short-term borrowings	(17,449)	(4,088)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	1,628	2,604
Proceeds from issuance of long-term debt	16,700	4,942
Principal payments on long-term debt	(2,511)	(5,806)
Purchases of common stock	—	(8,865)
Cash dividends paid	(6,328)	(6,051)
Proceeds from exercise of stock options	206	303
Other financing activities, net	(460)	(667)
Net cash provided by/(used in) financing activities	4,138	(6,045)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(39)	(41)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	277	1,620
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,350	1,225
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,627	$2,846

‘- continued -
See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Supplemental Cash Flow Information
Non-cash transactions:
32% equity-method investment in GSK Consumer Healthcare JV in exchange for contributing Pfizer’s Consumer Healthcare business(a)	$—	$15,711
Cash paid (received) during the period for:
Income taxes	2,445	2,636
Interest paid	1,297	1,246
Interest rate hedges	(45)	(78)
(a)The $8.2 billion Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed for the nine months ended September 29, 2019 reflects the receipt of a 32% equity-method investment in the new company valued at $15.7 billion in exchange for net assets contributed of $7.6 billion and is presented in operating activities net of $146 million cash conveyed that is reflected in Other investing activities, net. See Note 2B.
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

The financial information included in our condensed consolidated financial statements for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 23, 2020 and August 25, 2019. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended September 27, 2020 and September 29, 2019.

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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Biopharma, Upjohn and through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. See Note 14.
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
Acquisitions and other business development activities completed in 2019 and in the first nine months of 2020, including the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture, impacted financial results in the periods presented. See Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, and Note 2.
Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
B. Adoption of New Accounting Standards in 2020
On January 1, 2020, we adopted four new accounting standards.
Credit Losses on Financial Instruments––We adopted a new accounting standard for credit losses on financial instruments, which replaces the probable initial recognition threshold for incurred loss estimates under prior guidance with a methodology that reflects expected credit loss estimates. The standard generally impacts financial assets that have a contractual right to receive cash and are not accounted for at fair value through net income, such as accounts receivable and held-to-maturity debt securities. The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for certain financial instruments, using information such as historical experience, current economic conditions and information, and the use of reasonable and supportable forecasted information. The standard also amends existing impairment guidance for available-for-sale debt securities to incorporate a credit loss allowance and allows for reversals of credit impairments in the event the issuer’s credit improves.
We adopted the new accounting standard utilizing the modified retrospective method and, therefore, no adjustments were made to amounts in our prior period financial statements. The cumulative effect of adopting the standard as an adjustment to the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
opening balance of Retained earnings was not material. The impact of adoption did not have a material impact on our condensed consolidated statements of income for the three and nine months ended September 27, 2020 or condensed consolidated statement of cash flows for the nine months ended September 27, 2020, nor on our condensed consolidated balance sheet as of September 27, 2020. See Note 1C.
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

C. Revenues and Trade Accounts Receivable
Deductions from Revenues––Our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS OF DOLLARS)	September 27, 2020	December 31, 2019
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,126	$1,257
Other current liabilities:
Accrued rebates	3,270	3,285
Other accruals	573	581
Other noncurrent liabilities	622	565
Total accrued rebates and other accruals	$5,591	$5,689
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
In determining the reserve percentages for each pool of trade accounts receivables, we considered our historical experience with certain customers and customer types, regulatory and legal environments, country and political risk, and other relevant current and future forecasted macroeconomic factors. These credit risk indicators are monitored on a quarterly basis to determine whether there have been any changes in the economic environment that would indicate the established reserve percentages should be adjusted, and are considered on a regional basis to reflect more geographic-specific metrics. Additionally, write-offs and recoveries of customer receivables are tracked against collections on a quarterly basis to determine whether the reserve percentages remain appropriate. When management becomes aware of certain customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded. Trade accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted.
During the three and nine months ended September 27, 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Acquisition, Equity-Method Investment and Licensing Arrangements
A. Acquisition
Array
On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred was $11.2 billion ($10.9 billion, net of cash acquired). Array’s portfolio includes Braftovi (encorafenib) and Mektovi (binimetinib), a broad pipeline of targeted cancer medicines in different stages of R&D, as well as a portfolio of outlicensed medicines, which may generate milestones and royalties over time. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has now been completed. In connection with this acquisition, we recorded: (i) $6.3 billion in Identifiable intangible assets, consisting of $2.0 billion of Developed technology rights with a useful life of 16 years, $2.8 billion of IPR&D and $1.5 billion for Licensing agreements ($1.2 billion for technology in development––indefinite-lived licensing agreements and $360 million for developed technology––finite-lived licensing agreements with a useful life of 10 years), (ii) $6.1 billion of Goodwill, (iii) $1.1 billion of net deferred tax liabilities and (iv) $451 million of assumed long-term debt, which was paid in full in the third quarter of 2019.
In 2020, we recorded measurement period adjustments to the estimated fair values initially recorded in 2019, which resulted in a reduction in Identifiable intangible assets of approximately $900 million with a corresponding change to Goodwill and net deferred tax liabilities. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our condensed consolidated statement of income for the three and nine months ended September 27, 2020.
B. Equity-Method Investment
Formation of GSK Consumer Healthcare Joint Venture

On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. In exchange for contributing our Consumer Healthcare business to the joint venture, we received a 32% equity stake in the new company and GSK owns the remaining 68%. Upon the closing of the transaction, we deconsolidated our Consumer Healthcare business and recognized a pre-tax gain of $8.1 billion ($5.4 billion, net of tax) in our fiscal third quarter of 2019 in (Gain) on completion of Consumer Healthcare JV transaction for the difference in the fair value of our 32% equity stake in the new company and the carrying value of our Consumer Healthcare business. We may record additional adjustments to the gain in future periods, which we do not expect to have a material impact on our consolidated financial statements. Our financial results, and our Consumer Healthcare segment’s operating results, for the third quarter of 2019 reflect one month of Consumer Healthcare segment domestic operations and two months of Consumer Healthcare segment international operations. Likewise, our financial results, and our Consumer Healthcare segment’s operating results, for the first nine months of 2019 reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations. The financial results for the third quarter and first nine months of 2020 do not reflect any contribution from the Consumer Healthcare business.
We are accounting for our interest in GSK Consumer Healthcare as an equity-method investment. The carrying value of our investment in GSK Consumer Healthcare is approximately $15.8 billion as of September 27, 2020 and $17.0 billion as of December 31, 2019 and is reported as a private equity investment in the Equity-method investments line in our condensed consolidated balance sheet. GSK Consumer Healthcare is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in Other comprehensive income. The decrease in the value of our investment from December 31, 2019 to September 27, 2020 is primarily due to approximately $617 million in pre-tax foreign currency translation adjustments (see Note 6), as well as dividends totaling approximately $825 million, which were received from the GSK Consumer Healthcare joint venture in June and September 2020, partially offset by our share of the joint venture’s earnings during that period of $306 million. We record our share of earnings from the GSK Consumer Healthcare joint venture on a quarterly basis on a one-quarter lag in Other (income)/deductions––net commencing from August 1, 2019. Therefore, we recorded our share of the joint venture’s earnings generated in the second quarter of 2020, which totaled approximately $166 million, in our operating results in the third quarter of 2020. Our total share of the joint venture’s earnings generated in the fourth quarter of 2019 and the first six months of 2020, which we recorded in our operating results for the first nine months of 2020, was approximately $306 million. See Note 4. As of the July 31, 2019 closing date, we estimated that the fair value of our investment in GSK Consumer Healthcare was approximately $15.7 billion and that 32% of the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare was approximately $11.2 billion,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
resulting in an initial basis difference of approximately $4.5 billion. In the fourth quarter of 2019, we preliminarily completed the allocation of the basis difference, which resulted from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the joint venture, primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities and equity method goodwill within the investment account. During the fourth quarter of 2019, GSK Consumer Healthcare revised the initial carrying value of the net assets of the joint venture and our 32% share of the underlying equity in the carrying value of the net assets of GSK Consumer Healthcare was reduced to approximately $11.0 billion and our initial basis difference was increased to approximately $4.8 billion. The adjustment was allocated to equity method goodwill within the investment account. We began recording the amortization of basis differences allocated to inventory, definite-lived intangible assets and related deferred tax liabilities in Other (income)/deductions—net commencing August 1, 2019. During the third quarter of 2020, we recognized a write-off of a portion of our basis differences allocated to indefinite-lived and definite-lived intangible assets and related deferred tax liabilities associated with the divestiture of certain brands by GSK Consumer Healthcare during its second quarter of 2020. The amortization and write-off of these basis differences for the second quarter of 2020 totaling approximately $62 million of expense is included in our operating results in Other (income)/deductions––net in the third quarter of 2020. The total amortization and write-off of these basis differences for the fourth quarter of 2019 and the first six months of 2020, which was included in our operating results in Other (income)/deductions—net in the first nine months of 2020, was approximately $110 million of expense. See Note 4. Amortization of basis differences on inventory and related deferred tax liabilities was completely recognized by the second quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over the lives of the underlying assets, which range from 8 to 20 years.

As a part of Pfizer, pre-tax income on a management business unit basis for the Consumer Healthcare business was $100 million for the third quarter of 2019 and $654 million for the nine months ended September 29, 2019.

Summarized financial information for our equity method investee, GSK Consumer Healthcare, as of and for the three and nine months ending June 30, 2020, the most recent period available, is as follows:
(MILLIONS OF DOLLARS)	June 30, 2020
Current assets	$7,136
Noncurrent assets	37,108
Total assets	$44,244

Current liabilities	$4,992
Noncurrent liabilities	5,195
Total liabilities	$10,187

Equity attributable to shareholders	$33,919
Equity attributable to noncontrolling interests	138
Total net equity	$34,057

(MILLIONS OF DOLLARS)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Net sales	$2,927	$9,618
Cost of sales	(1,061)	(4,266)
Gross profit	$1,866	$5,352
Income from continuing operations	524	995
Net income	524	995
Income attributable to shareholders	518	959

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Agreement with BioNTech
On April 9, 2020, we signed a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. The collaboration aims to rapidly advance multiple COVID-19 vaccine candidates into human clinical testing based on BioNTech’s proprietary mRNA vaccine platforms, with the objective of ensuring rapid worldwide access to the vaccine, if approved. The collaboration leverages our broad expertise in vaccine R&D, regulatory capabilities, and global manufacturing and distribution network. In connection with the agreement, we paid BioNTech an upfront cash payment of $72 million, which was recorded in Research and development expenses in our fiscal second quarter of 2020, and we made an equity investment of $113 million in common stock of BioNTech. BioNTech is eligible to receive potential future milestone payments of up to $563 million for a total consideration of $748 million. While Pfizer and BioNTech will share development costs equally if the vaccine is approved and successfully commercialized, Pfizer will be responsible for all of the development costs until commercialization of the vaccine. Thereafter, BioNTech would repay Pfizer its 50 percent share of these development costs through reductions in gross profit sharing and milestone payments to BioNTech over time. BioNTech and Pfizer will also work jointly to commercialize the vaccine worldwide (excluding China, Hong Kong, Macau and Taiwan, which are subject to a separate collaboration between BioNTech and Shanghai Fosun Pharmaceutical (Group) Co., Ltd) if development is successful and regulatory approval is obtained. We made an additional investment of $50 million in common stock of BioNTech as part of an underwritten equity offering by BioNTech, which closed in July 2020.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
We incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction/productivity initiatives. For example:
•In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and
•In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems.

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as our corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement).
Transforming to a More Focused Company Program
With the formation of the GSK Consumer Healthcare joint venture and the anticipated combination of Upjohn, our global, primarily off-patent branded and generics business, with Mylan, Pfizer is transforming into a more focused, global leader in science-based innovative medicines. Accordingly, in the fourth quarter of 2019, we began to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial.
We expect corporate enabling function costs associated with this multi-year program to be incurred from 2020 through 2022 and to total approximately $1.2 billion on a pre-tax basis, with substantially all costs to be cash expenditures. Actions may include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
Also as part of this program, we expect to incur costs related to manufacturing network optimization, including certain legacy cost-reduction initiatives, of approximately $500 million, with approximately 20% of the costs to be non-cash. The costs associated with this effort are expected to be incurred primarily from 2020 through 2022, and will include, among other things, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
From the start of this program in the fourth quarter of 2019 through September 27, 2020, we incurred approximately $600 million associated with this program.
Current-Period Key Activities
For the first nine months of 2020, we incurred costs of $621 million composed primarily of the Transforming to a More Focused Company program. For the first nine months of 2019, we incurred costs of $452 million composed of $300 million associated with the 2017-2019 and Organizing for Growth initiatives, $272 million associated with the integration of Array, and $74 million associated with the integration of Hospira, partially offset by income of $194 million, primarily due to the reversal of certain accruals upon the effective favorable settlement of an IRS audit for multiple tax years and other acquisition-related initiatives.

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Restructuring charges/(credits):
Employee terminations	$(15)	$82	$357	$(86)
Asset impairments	22	3	45	3
Exit costs/(credits)	(11)	(1)	(9)	33
Restructuring charges/(credits)(a)	(4)	83	392	(50)
Transaction costs(b)	—	65	14	65
Integration costs and other(c)	7	217	29	281
Restructuring charges and certain acquisition-related costs	4	365	435	295
Net periodic benefit costs recorded in Other (income)/deductions––net	—	9	29	19
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	4	6	14	21
Selling, informational and administrative expenses	—	—	—	2
Research and development expenses	—	—	(3)	6
Total additional depreciation––asset restructuring	4	6	10	29
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	11	14	32	45
Selling, informational and administrative expenses	36	23	114	48
Research and development expenses	1	3	2	16
Total implementation costs	48	40	148	109
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$56	$420	$621	$452
(a)In the first nine months of 2020, restructuring charges mainly represent employee termination costs associated with our Transforming to a More Focused Company cost-reduction program. In the third quarter of 2019, restructuring charges mainly represented employee termination costs associated with cost-reduction and productivity initiatives as well as our acquisition of Array. In the first nine months of 2019, restructuring credits mostly represented the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple tax years, partially offset by employee termination costs associated with cost-reduction and productivity initiatives, as well as our acquisition of Array. See Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report.
The restructuring activities for 2020 are associated with the following:
•For the third quarter of 2020, Biopharma ($6 million charge); Upjohn ($3 million credit); and Other ($7 million credit).
•For the first nine months of 2020, Biopharma ($3 million credit); Upjohn ($10 million charge); and Other ($386 million charge).
The restructuring activities for 2019 are associated with the following:
•For the third quarter of 2019, Biopharma ($10 million charge); Upjohn ($6 million credit); and Other ($79 million charge).
•For the first nine months of 2019, Biopharma ($38 million credit); Upjohn ($27 million credit); and Other ($15 million charge). Restructuring costs identified as Other are for restructuring activities associated with corporate enabling functions, WRDM, GPD and other manufacturing and commercial operations, as applicable. For the first nine months of 2020, restructuring costs identified as Other primarily relate to corporate enabling functions.
(b)Transaction costs represent external costs for banking, legal, accounting and other similar services.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(c)Integration costs and other represent external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the third quarter and first nine months of 2020, integration costs and other were mostly related to our acquisition of Array. In the third quarter and first nine months of 2019, integration costs and other primarily included $157 million in payments to Array employees for the fair value of previously unvested stock options that was recognized as post-closing compensation expense. See Notes to Consolidated Financial Statements––Note 2A. Acquisitions, Divestitures, Equity-Method Investments and Assets and Liabilities Held for Sale, Licensing Arrangements and Research and Development and Collaborative Arrangements: Acquisitions in our 2019 Financial Report.
(d)Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2019(a)	$887	$—	$46	$933
Provision	357	45	(9)	392
Utilization and other(b)	(411)	(45)	(23)	(479)
Balance, September 27, 2020(c)	$832	$—	$14	$847
(a)Included in Other current liabilities ($714 million) and Other noncurrent liabilities ($219 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($607 million) and Other noncurrent liabilities ($240 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Interest income(a)	$(17)	$(60)	$(70)	$(185)
Interest expense(a)	416	409	1,178	1,158
Net interest expense	399	348	1,108	973
Royalty-related income	(214)	(155)	(525)	(475)
Net gains on asset disposals	(2)	(32)	—	(33)
Net (gains)/losses recognized during the period on equity securities(b)	70	(6)	(408)	(153)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(30)	(20)	(245)	(124)
Net periodic benefit costs/(credits) other than service costs(d)	54	(19)	(122)	(110)
Certain legal matters, net	38	64	64	84
Certain asset impairments(e)	900	28	900	188
Business and legal entity alignment costs(f)	—	87	—	343
Net losses on early retirement of debt	—	—	—	138
GSK Consumer Healthcare JV equity method (income)/loss(g)	(103)	—	(196)	—
Other, net(h)	38	24	(69)	(294)
Other (income)/deductions––net	$1,148	$319	$507	$537
(a)Interest income decreased in the third quarter and first nine months of 2020, primarily driven by a lower investment balance and lower short-term rates. Interest expense remained relatively flat in the third quarter and first nine months of 2020, mainly as a result of the issuance of new debt related to the planned combination of Mylan and Upjohn, offset by lower rates on commercial paper. See Note 7D.
(b)The losses in the third quarter of 2020 include, among other things, unrealized losses of $131 million related to our investment in Allogene. The gains in the first nine months of 2020 include, among other things, unrealized gains of $243 million related to our investment in Allogene and unrealized gains of $154 million related to our investment in BioNTech. The gains in the first nine months of 2019 included, among other things, unrealized gains of $115 million related to our investments in Cortexyme, Inc. and SpringWorks Therapeutics, Inc. For additional information on investments, see Note 7B.
(c)Includes income from upfront and milestone payments from our collaboration partners and income from out-licensing arrangements and sales of compound/product rights. The first nine months of 2020 mainly includes, among other things, (i) an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, Inc., (ii) $40 million of milestone income from Puma Biotechnology, Inc. related to Neratinib regulatory approvals in the EU and (iii) $30 million of milestone income from Lilly related to the first commercial sale in the U.S. of LOXO-292 for the treatment of RET fusion-positive NSCLC. The first nine months of 2019 primarily included, among other things, $70 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus®.
(d)See Note 10.
(e)The third quarter and first nine months of 2020 include intangible asset impairment charges of $900 million related to Biopharma IPR&D assets for unapproved indications of certain cancer medicines, acquired in connection with our Array acquisition, and reflect, among other things, updated commercial forecasts. The first nine months of 2019 included intangible asset impairment charges of: (i) $90 million related to WRDM IPR&D, for a pre-clinical stage asset from our acquisition of Bamboo for gene therapies for the potential treatment of patients with certain rare diseases, which was the result of a

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
determination to not use certain Bamboo IPR&D acquired in future rare disease development, (ii) $40 million related to an Upjohn finite-lived developed technology right, acquired in connection with our acquisition of King, for government defense products and reflected, among other things, updated commercial forecasts including manufacturing cost assumptions, and (iii) $10 million related to a Biopharma finite-lived developed technology right, acquired in connection with our acquisition of Anacor, for the treatment for toenail fungus marketed in the U.S. market only, and reflected, among other things, updated commercial forecasts. The first nine months of 2019 also included other asset impairments of $48 million.
(f)In the third quarter and first nine months of 2019, represents incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and advisory services.
(g)The income for the third quarter and first nine months of 2020 represents our pro-rata share of earnings from the GSK Consumer Healthcare joint venture, partially offset by equity method basis difference write-offs and amortization. See Note 2B.
(h)The third quarter of 2020 includes, among other things, charges of $144 million related to the remeasurement of Euro debt issued by Upjohn Finance B.V. in the second quarter of 2020 (see Note 7D) and dividend income of $44 million from our investment in ViiV. The first nine months of 2020 includes, among other things, dividend income of $196 million from our investment in ViiV and charges of $110 million, reflecting the change in the fair value of contingent consideration. The third quarter of 2019 included, among other things, dividend income of $43 million from our investment in ViiV and charges of $121 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the GSK Consumer Healthcare joint venture. The first nine months of 2019 included, among other things, (i) dividend income of $184 million from our investment in ViiV, (ii) charges of $146 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the GSK Consumer Healthcare joint venture, and (iii) $50 million of income from insurance recoveries related to Hurricane Maria.

Additional information about the intangible assets that were impaired during 2020 in Other (income)/deductions follows:
	Fair Value(a)				Nine Months Ended September 27, 2020
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$1,100	$—	$—	$1,100	$900
(a)The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis.
(b)Reflects intangible assets written down to fair value in the first nine months of 2020. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters

A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was (1.2)% for the third quarter of 2020, compared to 28.4% for the third quarter of 2019 and was 9.7% for the first nine months of 2020, compared to 13.4% for the first nine months of 2019.
The lower effective tax rate for the third quarter of 2020 in comparison with the same period in 2019 was primarily due to:
•the non-recurrence of the tax expense of $2.7 billion recorded in the third quarter of 2019 associated with the gain related to the completion of the GSK Consumer Healthcare joint venture transaction;
•tax benefits associated with intangible asset impairment charges of $900 million related to Biopharma IPR&D acquired in connection with our Array acquisition; and
•the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
The lower effective tax rate for the first nine months of 2020 in comparison with the same period in 2019 was primarily due to the aforementioned factors above, partially offset by:
•the non-recurrence of the $1.4 billion tax benefits, representing taxes and interest, recorded in the first nine months of 2019 due to the favorable settlement of an IRS audit for multiple tax years (see Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report); and
•the non-recurrence of the tax benefit recorded in the first nine months of 2019 as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA.
We have elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The third annual installment of this liability, which is due to be paid in April 2021, is reported in current Income taxes payable, and the remaining liability is reported in noncurrent Other taxes payable in our condensed consolidated balance sheet as of September 27, 2020. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of September 27, 2020, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.
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
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2020), Japan (2017-2020), Europe (2011-2020, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), Latin America (1998-2020, primarily reflecting Brazil) and Puerto Rico (2016-2020).
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Foreign currency translation adjustments, net(a)	$47	$86	$(144)	$96
Unrealized holding gains/(losses) on derivative financial instruments, net	(43)	31	(126)	37
Reclassification adjustments for (gains)/losses included in net income	7	(3)	(13)	(62)
	(37)	28	(139)	(24)
Unrealized holding gains/(losses) on available-for-sale securities, net	30	2	29	6
Reclassification adjustments for (gains)/losses included in net income	(11)	(1)	(3)	4
	19	1	26	10
Benefit plans: actuarial gains/(losses), net	(288)	(41)	(308)	(42)
Reclassification adjustments related to amortization	15	23	46	41
Reclassification adjustments related to settlements, net	40	9	52	10
Other	(48)	(1)	(28)	2
	(281)	(10)	(238)	12
Reclassification adjustments related to amortization of prior service costs and other, net	(11)	(11)	(32)	(33)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(11)	—	(11)
Other	(1)	1	1	1
	(11)	(21)	(31)	(43)
Tax provision/(benefit) on other comprehensive income/(loss)	$(262)	$84	$(527)	$50
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2019	$(5,952)	$20	$(35)	$(6,257)	$584	$(11,640)
Other comprehensive income/(loss)(a)	249	(546)	179	(817)	(102)	(1,036)
Balance, September 27, 2020	$(5,703)	$(526)	$144	$(7,074)	$482	$(12,676)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $9 million loss for the first nine months of 2020. Foreign currency translation adjustments primarily include gains from the strengthening of certain major currencies against the U.S. dollar, partially offset by net after-tax losses related to foreign currency translation adjustments and the impact of our net investment hedging program, both attributable to our equity method investment in GSK Consumer Healthcare joint venture (see Note 2B). The actuarial gains/(losses) activity mainly reflects interim U.S. Pfizer Consolidated Pension remeasurements, which resulted in an increase of $1.2 billion in the pension plan liability, primarily due to a reduction in the discount rate since December 31, 2019.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value using a Market Approach on a Recurring Basis and Fair Value Hierarchy:

	September 27, 2020			December 31, 2019
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds(a)	$12,273	$—	$12,273	$705	$—	$705

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	5,906	—	5,906	4,863	—	4,863
Government and agency—U.S.	582	—	582	811	—	811
Corporate and other	1,371	—	1,371	1,013	—	1,013
	7,859	—	7,859	6,687	—	6,687
Total short-term investments	20,132	—	20,132	7,392	—	7,392
Other current assets
Derivative assets:
Interest rate contracts	16	—	16	53	—	53
Foreign exchange contracts	321	—	321	413	—	413
Total other current assets	337	—	337	465	—	465
Long-term investments
Classified as equity securities with readily determinable fair values(b)	2,092	2,063	28	1,902	1,863	39

Classified as available-for-sale debt securities:
Government and agency—U.S.	142	—	142	303	—	303
Corporate and other	7	—	7	11	—	11
	149	—	149	315	—	315
Total long-term investments	2,241	2,063	178	2,216	1,863	354
Other noncurrent assets
Derivative assets:
Interest rate contracts	131	—	131	266	—	266
Foreign exchange contracts	100	—	100	261	—	261
Total derivative assets	231	—	231	526	—	526
Insurance contracts(c)	626	—	626	575	—	575
Total other noncurrent assets	857	—	857	1,102	—	1,102
Total assets	$23,567	$2,063	$21,504	$11,176	$1,863	$9,313

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$464	$—	$464	$114	$—	$114
Total other current liabilities	464	—	464	114	—	114
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	808	—	808	604	—	604
Total other noncurrent liabilities	808	—	808	604	—	604
Total liabilities	$1,272	$—	$1,272	$718	$—	$718
(a)As of September 27, 2020, $11.4 billion of proceeds from the Upjohn debt transactions (see Note 7D) are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.
(b)As of September 27, 2020, long-term equity securities of $181 million and as of December 31, 2019, long-term equity securities of $176 million were held in restricted trusts for employee benefit plans.
(c)Includes life insurance policies held in restricted trusts attributable to the funding of various U.S. non-qualified employee benefit plans. The underlying invested assets in these insurance contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net in the condensed consolidated statements of income (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following summarizes the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	September 27, 2020			December 31, 2019
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion(a)	$49,785	$59,073	$59,073	$35,955	$40,842	$40,842
(a)As of September 27, 2020, $11.4 billion of proceeds from the Upjohn debt transactions (see Note 7D) are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 27, 2020 and December 31, 2019. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our private equity securities, which represent investments in the life sciences sector are based on Level 3 inputs using a market approach.

In addition, as of September 27, 2020 and December 31, 2019, we had long-term receivables whose fair value is based on Level 3 inputs; the differences between the estimated fair values and carrying values of these receivables were not significant.
Total Short-Term and Long-Term Investments and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS OF DOLLARS)	September 27, 2020	December 31, 2019
Short-term investments
Equity securities with readily determinable fair values(a)	$12,273	$705
Available-for-sale debt securities	7,859	6,687
Held-to-maturity debt securities	193	1,133
Total Short-term investments	$20,325	$8,525

Long-term investments
Equity securities with readily determinable fair values	$2,092	$1,902
Available-for-sale debt securities	149	315
Held-to-maturity debt securities	37	42
Private equity securities at cost	780	756
Total Long-term investments	$3,059	$3,014
Equity-method investments	15,949	17,133
Total long-term investments and equity-method investments	$19,008	$20,147
Held-to-maturity cash equivalents	$130	$163
(a)As of September 27, 2020 and December 31, 2019, included money market funds primarily invested in U.S. Treasury and government debt. As of September 27, 2020, $11.4 billion of proceeds from the Upjohn debt transactions (see Note 7D) are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
B. Investments
Debt Securities

At September 27, 2020, our investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in debt securities at September 27, 2020 and December 31, 2019 is as follows, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale and held-to-maturity debt securities as of September 27, 2020:
	September 27, 2020								December 31, 2019
		Gross Unrealized			Maturities (in Years)					Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Total	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$5,743	$164	$(1)	$5,906	$5,906	$—	$—	$5,906	$4,895	$6	$(38)	$4,863
Government and agency––U.S.	726	—	(1)	725	582	142	—	725	1,120	—	(6)	1,114
Corporate and other(a)	1,379	3	(5)	1,378	1,371	7	—	1,378	1,027	—	(2)	1,025
Held-to-maturity debt securities
Time deposits and other	290	—	—	290	258	10	23	290	535	—	—	535
Government and agency––non-U.S.	70	—	—	70	65	—	5	70	803	—	—	803
Total debt securities	$8,208	$168	$(7)	$8,369	$8,182	$159	$28	$8,369	$8,380	$6	$(47)	$8,340
(a)Primarily issued by a diverse group of corporations.
For our portfolio of available-for-sale and held-to-maturity debt securities, any expected credit losses would be immaterial to the financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity method investments, still held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net (gains)/losses recognized during the period on equity securities(a)	$70	$(6)	$(408)	$(153)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	2	(3)	(16)	(13)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$68	$(3)	$(391)	$(140)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. Since January 1, 2018, there were cumulative impairments and downward adjustments of $82 million and upward adjustments of $63 million. Impairments, downward and upward adjustments were not significant in the third quarters and the first nine months of 2020 and 2019.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS OF DOLLARS)	September 27, 2020	December 31, 2019
Commercial paper	$10,990	$13,915
Current portion of long-term debt, principal amount	2,152	1,458
Other short-term borrowings, principal amount(a)	226	860
Total short-term borrowings, principal amount	13,367	16,233
Net fair value adjustments related to hedging and purchase accounting	—	5
Net unamortized discounts, premiums and debt issuance costs	(4)	(43)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$13,363	$16,195
(a)Other short-term borrowings primarily include cash collateral. See Note 7E.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
D. Long-Term Debt
New Issuances

In the second quarter of 2020, we issued the following senior unsecured notes:
(MILLIONS OF DOLLARS)
		Principal
Interest Rate	Maturity Date	As of September 27, 2020
Pfizer Inc.(a)
0.800%	May 28, 2025	$750
1.700%	May 28, 2030	1,000
2.550%	May 28, 2040	1,000
2.700%	May 28, 2050	1,250
		$4,000
Upjohn Inc., a wholly-owned subsidiary of Pfizer Inc.(b)
1.125%	June 22, 2022	$1,000
1.650%	June 22, 2025	750
2.300%	June 22, 2027	750
2.700%	June 22, 2030	1,450
3.850%	June 22, 2040	1,500
4.000%	June 22, 2050	2,000
		$7,450
Upjohn Finance B.V., a wholly-owned subsidiary of Upjohn Inc.(b)
0.816%	June 23, 2022	€750
1.023%	June 23, 2024	750
1.362%	June 23, 2027	850
1.908%	June 23, 2032	1,250
		€3,600
(a)The notes may be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rate for the notes at issuance was 2.11%.
(b)In June 2020, Upjohn Inc. and Upjohn Finance B.V. completed privately placed debt offerings in connection with the previously announced proposed Reverse Morris Trust transaction that will ultimately combine Upjohn and Mylan to form a new company, Viatris. The notes may be redeemed by Upjohn Inc. and Upjohn Finance B.V., as applicable, at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rates at issuance were 2.95% for the $7.45 billion notes and 1.37% for the €3.60 billion notes. If the proposed transaction with Mylan does not close on or prior to February 1, 2021, or if, prior to such date, Upjohn Inc. and Mylan notify the trustee that the business combination agreement for the proposed transaction with Mylan is terminated, or the transaction will not otherwise be pursued, the notes must be redeemed at redemption prices equal to 101% of their respective principal amounts, plus accrued and unpaid interest. Pfizer has guaranteed these notes, and such guarantees will automatically and unconditionally terminate without the consent of holders of the notes upon the proposed distribution to Pfizer’s stockholders of all of the issued and outstanding shares of Upjohn Inc.’s common stock held by Pfizer (the Distribution). Upjohn Inc. has guaranteed the notes issued by Upjohn Finance B.V., and Upjohn Inc. will remain a guarantor of such notes post Distribution. Following the separation, Upjohn Inc. and Upjohn Finance B.V., as applicable, will remain the obligor. The proceeds from the financings will be used in part to fund a cash distribution from Upjohn Inc. to Pfizer immediately prior to the Distribution. In the interim, the $11.4 billion of proceeds are classified as Restricted short-term investments in the condensed consolidated balance sheet as of September 27, 2020 pursuant to the terms of the transaction agreements.

In the first quarter of 2020, we issued the following senior unsecured notes at a weighted average effective interest rate of 2.67%:
(MILLIONS OF DOLLARS)		Principal
Interest Rate	Maturity Date	As of September 27, 2020
2.625%(a)	April 1, 2030	$1,250
(a)The notes may be redeemed by us at any time, in whole, or in part, at a redemption price plus accrued and unpaid interest.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS OF DOLLARS)	September 27, 2020	December 31, 2019
Total long-term debt, principal amount(a)	$48,473	$34,820
Net fair value adjustments related to hedging and purchase accounting	1,621	1,305
Net unamortized discounts, premiums and debt issuance costs	(314)	(176)
Other long-term debt	5	5
Total long-term debt, carried at historical proceeds, as adjusted	$49,785	$35,955
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$2,149	$1,462
(a)As of September 27, 2020, $11.4 billion of proceeds from the Upjohn debt transactions are invested in money market funds and included in Restricted short-term investments in the condensed consolidated balance sheet.

Retirements
In March 2020, we repurchased at par all $1.065 billion principal amount outstanding of our senior unsecured notes that were due in 2047 before the maturity date, which did not have a material impact on our condensed consolidated financial statements.
E. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. We also manage our foreign exchange risk through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to mitigate the impact on net income as a result of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.

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
Interest Rate Risk
Our interest-bearing investments and borrowings are subject to interest rate risk. From time to time, depending on market conditions, we will change the profile of our outstanding debt or investments by entering into derivative financial instruments like interest rate swaps, either to hedge or offset the exposure to changes in the fair value of hedged items with fixed interest rates, or to convert variable rate debt (or investments) to fixed rates. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

The following summarizes the fair value of the derivative financial instruments and the notional amounts:
(MILLIONS OF DOLLARS)	September 27, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,545	$346	$1,187	$25,193	$591	$662
Interest rate contracts	1,995	147	—	6,645	318	—
		493	1,187		909	662

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16,084	75	85	$19,623	82	55

Total		$568	$1,272		$992	$718
(a)The notional amount of outstanding foreign currency forward-exchange contracts hedging our intercompany forecasted inventory sales was $5.1 billion as of September 27, 2020 and $5.9 billion as of December 31, 2019.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a)
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$(379)	$131	$(149)	$7
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach(d)	—	—	7	21	7	22
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(9)	378	—	—	—	—
Hedged item	9	(378)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(257)	112	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness(d)	—	—	9	43	38	45
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	—	45	—	—
Foreign currency long-term debt(e)	—	—	(72)	79	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	255	(77)	—	—	—	—
All other net(d)	—	—	—	(1)	—	—
	$255	$(77)	$(692)	$429	$(104)	$74

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a), (b)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a)
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(c)	$—	$—	$(721)	$137	$(23)	$265
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach(d)	—	—	49	105	48	108

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	383	1,191	—	—	—	—
Hedged item	(383)	(1,191)	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(17)	87	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(d)	—	—	185	136	122	99

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings(e)	—	—	8	65	—	—
Foreign currency long-term debt(e)	—	—	(69)	89	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	205	(201)	—	—	—	—
All other net(d)	—	—	12	—	(1)	—
	$205	$(201)	$(553)	$617	$147	$472
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.
(b)For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the gains and losses are included in Other comprehensive income/(loss)––Foreign currency translation adjustments, net.
(c)The amounts reclassified from OCI into COS were:
•a net gain of $34 million in the third quarter of 2020;
•a net gain of $184 million in the first nine months of 2020;
•a net gain of $66 million in the third quarter of 2019; and
•a net gain of $169 million in the first nine months of 2019.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $192 million within the next 12 months into income. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.
(d)The amounts reclassified from OCI were reclassified into OID.
(e)Long-term debt includes foreign currency borrowings with carrying values of $2.0 billion as of September 27, 2020, which are used as hedging instruments in net investment hedge relationships.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the amounts recorded in our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	September 27, 2020			December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS OF DOLLARS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term investments	$45	$—	$—	$—	$—	$—
Long-term investments	—	—	—	45	—	—
Long-term debt	2,019	131	1,165	7,092	266	690
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
Certain of our derivative financial instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce both counterparties’ exposure to risk of defaulting on amounts owed by the other party. As of September 27, 2020, the aggregate fair value of these derivative financial instruments that are in a net liability position was $1.1 billion, for which we have posted collateral of $1.2 billion in the normal course of business. If there had been a downgrade by S&P or Moody’s, we would not have been required to post any additional collateral.
As of September 27, 2020, we received cash collateral of $169 million from various counterparties that fully supports the approximate fair value of our derivative contracts and is reported in Short-term borrowings, including current portion of long-term debt.
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. For additional information about concentrations of certain credit risk related to certain significant customers, see Notes to Consolidated Financial Statements––Note 17C. Segment, Geographic and Other Revenue Information: Other Revenue Information in Pfizer’s 2019 Financial Report. As of September 27, 2020, we had $1.4 billion due from a well-diversified, high quality group of banks from around the world. For details about our investments, see Note 7B.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under credit-support agreements that provide for the ability to request to receive cash collateral, depending on levels of exposure, our credit rating and the credit rating of the counterparty.
Note 8. Inventories

The following summarizes the components of Inventories:
(MILLIONS OF DOLLARS)	September 27, 2020	December 31, 2019
Finished goods	$3,521	$2,750
Work-in-process	5,014	4,743
Raw materials and supplies	760	790
Inventories(a)	$9,295	$8,283
Noncurrent inventories not included above(b)	$948	$714
(a)The change from December 31, 2019 reflects increases for certain products, including inventory build for new product launches, market demand, supply recovery and network strategy, and an increase due to foreign exchange.
(b)Included in Other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9. Identifiable Intangible Assets and Goodwill

A. Identifiable Intangible Assets

Balance Sheet Information

The following summarizes the components of Identifiable intangible assets:
	September 27, 2020			December 31, 2019
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$90,052	$(66,212)	$23,840	$88,730	$(63,106)	$25,625
Brands	922	(766)	156	922	(741)	181
Licensing agreements and other(b)	2,385	(1,238)	1,146	1,772	(1,191)	582
	93,358	(68,216)	25,142	91,425	(65,037)	26,387
Indefinite-lived intangible assets
Brands	1,991		1,991	1,991		1,991
IPR&D(c)	3,221		3,221	5,919		5,919
Licensing agreements and other(b)	573		573	1,073		1,073
	5,785		5,785	8,983		8,983
Identifiable intangible assets(d)	$99,143	$(68,216)	$30,927	$100,408	$(65,037)	$35,370
(a)The change in the gross carrying amount primarily reflect the transfer of $600 million from IPR&D to Developed technology rights to reflect the approval of Braftovi in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy and a $200 million measurement period adjustment related to the acquisition of Array (see Note 2A).
(b)The changes in the gross carrying amounts primarily reflect the transfer of $600 million from Indefinite-lived Licensing agreements and other to finite-lived Licensing agreements and other to reflect the approval in the U.S. of several products subject to out-licensing arrangements acquired from Array, as well as measurement period adjustments related to the acquisition of Array.
(c)The changes in the gross carrying amount primarily reflect a $1.2 billion measurement period adjustment related to the acquisition of Array, a $900 million impairment of IPR&D (see Note 4), and the transfer of $600 million from IPR&D to Developed technology rights to reflect the approval of Braftovi in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy.
(d)The decrease is primarily due to amortization, the $900 million impairment of IPR&D, and measurement period adjustments related to the acquisition of Array.

Our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:
	September 27, 2020
	Biopharma	Upjohn	WRDM
Developed technology rights	99%	1%	—
Brands, finite-lived	100%	—	—
Brands, indefinite-lived	42%	58%	—
IPR&D	92%	—	8%
Licensing agreements and other, finite-lived	99%	1%	1%
Licensing agreements and other, indefinite-lived	100%	—	—

Amortization
Total amortization of finite-lived intangible assets was $910 million for the third quarter of 2020 and $1.2 billion for the third quarter of 2019, and $2.7 billion for the first nine months of 2020 and $3.6 billion for the first nine months of 2019.
B. Goodwill

The following summarizes the components and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Biopharma	Upjohn	Total
Balance, December 31, 2019	$48,202	$10,451	$58,653
Additions(a)	727	—	727
Other(b)	420	102	522
Balance, September 27, 2020	$49,349	$10,553	$59,902
(a)Additions primarily represents the impact of measurement period adjustments related to our Array acquisition (see Note 2A).
(b)Represents the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Three Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Service cost	$—	$—	$—	$—	$36	$31	$10	$9
Interest cost	131	157	9	12	40	53	13	19
Expected return on plan assets	(251)	(222)	—	—	(75)	(79)	(9)	(8)
Amortization of:
Actuarial losses	32	37	4	2	31	20	—	—
Prior service credits	(1)	(1)	—	—	(1)	(1)	(43)	(43)
Curtailments	—	—	—	—	—	—	—	(47)
Settlements	171	1	3	22	1	12	—	(10)
Special termination benefits	—	3	—	5	—	—	—	1
Net periodic benefit cost/(credit) reported in income	$82	$(25)	$15	$41	$32	$37	$(30)	$(78)

	Nine Months Ended
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Service cost	$—	$—	$—	$—	$108	$94	$29	$28
Interest cost	393	472	26	37	122	162	38	57
Expected return on plan assets	(754)	(667)	—	—	(228)	(239)	(27)	(25)
Amortization of:
Actuarial losses	96	110	11	7	93	61	—	2
Prior service credits	(2)	(2)	—	(1)	(2)	(3)	(129)	(132)
Curtailments	—	—	—	—	—	—	—	(47)
Settlements	191	3	47	21	2	12	—	(10)
Special termination benefits	—	4	2	14	—	—	—	2
Net periodic benefit cost/(credit) reported in income	$(77)	$(80)	$85	$78	$96	$88	$(89)	$(124)

The following summarizes the amounts we contributed, and the amounts we expect to contribute during 2020, to our pension and postretirement plans from our general assets for the periods indicated:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Contributions from our general assets for the nine months ended September 27, 2020	$1,253	$169	$151	$84
Expected contributions from our general assets during 2020(a)	1,253	188	186	122
(a)Contributions expected to be made for 2020 are inclusive of amounts contributed during the nine months ended September 27, 2020. The U.S. supplemental (non-qualified) pension plan, international pension plan and the postretirement plan contributions from our general assets include direct employer benefit payments. For the U.S. qualified plans, we made a $1.25 billion voluntary contribution in September 2020.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pfizer common stock upon conversion, with zero shares of Series A Preferred Stock remaining outstanding as a result of the conversion.
B. Dividends

The following presents quarterly cash dividends:
2020			2019
Date Declared	Payment Date	Dividend Per Share	Date Declared	Payment Date	Dividend Per Share
December 13, 2019	March 6, 2020	$0.38	December 14, 2018	March 1, 2019	$0.36
April 23, 2020	June 5, 2020	0.38	April 25, 2019	June 7, 2019	0.36
June 25, 2020	September 1, 2020	0.38	June 27, 2019	September 3, 2019	0.36
September 24, 2020	December 1, 2020	0.38	September 24, 2019	December 2, 2019	0.36
Note 12. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(IN MILLIONS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
EPS Numerator––Basic
Income from continuing operations	$2,202	$7,680	$9,046	$16,625
Less: Net income attributable to noncontrolling interests	8	4	25	19
Income from continuing operations attributable to Pfizer Inc.	2,194	7,676	9,022	16,606
Less: Preferred stock dividends––net of tax	—	—	—	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,194	7,676	9,021	16,605
Discontinued operations––net of tax	—	4	—	4
Net income attributable to Pfizer Inc. common shareholders	$2,194	$7,680	$9,021	$16,609
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,194	$7,676	$9,022	$16,606
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	—	4	—	4
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,194	$7,680	$9,022	$16,609
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,557	5,545	5,552	5,581
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	76	104	70	110
Weighted-average number of common shares outstanding––Diluted	5,633	5,649	5,622	5,690
Anti-dilutive common stock equivalents(a)	7	3	5	2
(a)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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
A. Legal Proceedings

Our legal contingencies include, but are not limited to, the following:
•Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. We are the plaintiff in the majority of these actions. An adverse outcome in actions in which we are the plaintiff could result in loss of patent protection for a drug, a significant loss of revenues from that drug or impairment of the value of associated assets.
•Product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others, often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.
•Commercial and other matters, which can include acquisition-, licensing-, collaboration- or co-promotion-related and product-pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.
•Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other jurisdictions.
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

We have accrued for losses that are both probable and reasonably estimable. Substantially all of our contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may cause us to change those estimates and assumptions.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A1. Legal Proceedings––Patent Litigation
Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to, those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, patent rights to certain of our products are being challenged in various other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In October 2017, the Patent Trial and Appeal Board (PTAB) refused to initiate proceedings as to two patents. In June 2018, the PTAB ruled on another patent, holding that one claim was valid and that all other claims were invalid. The party challenging that patent appealed the decision. In November 2019, the U.S. Court of Appeals for the Federal Circuit vacated the PTAB’s ruling and requested that the PTAB redecide the challenge. In March and June 2019, an additional patent was found invalid in separate proceedings by the PTAB. We appealed. In January 2020, the U.S. Court of Appeals for the Federal Circuit vacated the original decision and requested that the PTAB redecide the case. Challenges to other patents remain pending in jurisdictions outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor’s pneumococcal vaccine into the marketplace. In the event that any of the patents are found valid and infringed, a competitor’s pneumococcal vaccine might be prohibited from entering the market or a competitor might be required to pay Pfizer a royalty. We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold in the event that we or one of our subsidiaries, like Hospira, is found to have willfully infringed valid patent rights of a third party.

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
Inlyta (axitinib)
In April 2018, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Inlyta. Apotex Inc. asserted the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In May 2018, we filed suit against Apotex Inc. in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta. In September 2020, we settled the case against Apotex Inc. on terms not material to Pfizer.

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
Kerydin (tavaborole)
In September 2018, several generic companies notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Kerydin. The generic companies assert the invalidity and non-infringement of methods of use and formulation patents for tavaborole that expire in 2026 and 2027, including pediatric exclusivity. In October 2018, Anacor, our wholly-owned subsidiary, filed infringement lawsuits against each of the generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia. The cases were consolidated in a Multi-District Litigation in the U.S. District Court for the District of Delaware, and, in September 2020, the District Court issued a final judgment in favor of the generic defendants, which will not have a material impact on Pfizer.

Ibrance (palbociclib)
In March 2019, several generic companies notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Ibrance. The generic companies assert the invalidity and non-infringement of two composition of matter patents and a method of use patent covering palbociclib, each of which expire in 2023. In April 2019, we brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies. Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent.
Chantix (varenicline)
In January 2020, we brought a patent infringement action against Viwit Pharmaceutical Co. Ltd. (Viwit) in the U.S. District Court for the District of Delaware asserting the validity and infringement of three patents challenged by Viwit in its abbreviated new drug application seeking approval to market a generic version of varenicline, 0.5 mg and 1.0 mg tablets. In September 2020, we settled the case against Viwit on terms not material to Pfizer.
Lyrica (pregabalin)
•United Kingdom
In June 2014, Generics (U.K.) Ltd (trading as Mylan) filed an invalidity action against the Lyrica pain use patent in the High Court of Justice in London. Subsequently, Actavis Group PTC ehf filed an invalidity action in the same court, and Pfizer sued Actavis Group PTC ehf, Actavis U.K. Ltd and Caduceus Pharma Ltd (together, Actavis) for infringement and requested preliminary relief. Our request for preliminary relief was denied in a January 2015 hearing, and the denial subsequently was confirmed on appeal.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In October 2015, after Sandoz GmbH and Sandoz Ltd (together, Sandoz) launched a full label generic pregabalin product, we obtained from the High Court a preliminary injunction enjoining Sandoz from further sales of the product and ordering Sandoz to identify the parties holding its product. Sandoz identified wholesaler AAH Pharmaceuticals Ltd and pharmacy chain Lloyds Pharmacy Ltd (supplied by AAH), and we requested that these parties cease further sales and withdraw the Sandoz full label product. In October 2015, Lloyds was added to the Sandoz action, and we obtained a preliminary order from the High Court requiring Lloyds to advise its pharmacists that the Sandoz full label product should not be dispensed. In November 2015, the High Court confirmed the preliminary injunction against Sandoz and Lloyds. Sandoz filed an invalidity counterclaim. Upon agreement of the parties, in December 2015, the proceedings against Lloyds were discontinued, and the proceedings against Sandoz were stayed pending outcome of the Mylan and Actavis cases. The preliminary injunction against Sandoz remained in place until patent expiration in July 2017.

In May 2020, Dr. Reddy’s filed a claim for damages in connection with the above-referenced legal actions. In July 2020, the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) filed a claim for damages in connection with the above-referenced legal action concerning Sandoz. In September 2020, Teva, Sandoz, Ranbaxy, Inc. (Ranbaxy), Actavis, and the Secretary of State for Health and Social Care, together with 32 other National Health Service entities (together, NHS England, Wales, and Northern Ireland) filed claims for damages in the above-referenced legal actions.
•Japan
In January 2017, Sawai Pharmaceutical Company Limited (a Japanese generic company) (Sawai) filed an invalidation action against the Lyrica pain use patent in the Japanese Patent Office (JPO). Hexal AG has filed a separate invalidation action that was stayed pending the result of the Sawai action. Multiple parties were allowed to intervene in the Sawai case. In July 2020, the JPO recognized the validity of certain amended claims of the patent covering Lyrica. We are appealing the decision. In August 2020, the Japanese regulatory authority granted regulatory approval to multiple generic companies and we filed legal actions against the generic companies seeking preliminary and permanent injunctions to prevent infringement of our patent.
Matter Involving Our Collaboration/Licensing Partners
Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed abbreviated new drug applications seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. One of the patents expired in December 2019 and the remaining patents currently are set to expire in 2026 and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents. In August 2020, the U.S. District Court for the District of Delaware ruled that both the 2026 patent and the 2031 patent are valid and infringed by the proposed generic products. In August and September 2020, the generic filers appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. Prior to the August 2020 ruling, we and BMS settled with certain of the generic companies on terms not material to Pfizer, and we and BMS may settle with other generic companies in the future.
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
Lipitor

•Antitrust Actions
Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy and certain affiliates of Ranbaxy. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

In September 2013 and 2014, the District Court dismissed with prejudice the claims of the direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other Multi-District Litigation plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the U.S. Court of Appeals for the Third Circuit. In August 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded the claims to the District Court.
Also, in January 2013, the State of West Virginia filed an action in West Virginia state court against Pfizer and Ranbaxy, among others, that asserts claims and seeks relief on behalf of the State of West Virginia and residents of that state that are substantially similar to the claims asserted and the relief sought in the purported class actions described above.
•Personal Injury Actions
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages.
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
In July 2020, a new lawsuit was filed in the U.S. District Court for the District of Colorado on behalf of indirect purchasers. Plaintiff represents a putative U.S. nationwide class of persons or entities who paid for any portion of the end-user purchase price of certain refill or replacement EpiPens since 2010. Plaintiff alleges that Pfizer and Meridian misrepresented the shelf-life and expiration date of EpiPen, in violation of the federal RICO statute. Plaintiff seeks treble damages for alleged unnecessary replacement or refill purchases of EpiPens by members of the putative class.
Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against Pfizer involve Protonix and/or Nexium 24HR and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In August 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re: Proton-Pump Inhibitor Products Liability Litigation (No. II)) in the U.S. District Court for the District of New Jersey. On July 31, 2019, we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. As part of the joint venture transaction, the joint venture has agreed to assume, and to indemnify Pfizer for, liabilities arising out of such litigation to the extent related to Nexium 24HR.
Docetaxel
•Personal Injury Actions
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
•Mississippi Attorney General Government Action
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
Contracts with Iraqi Ministry of Health
In October 2017, a number of United States service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. The plaintiffs are appealing the District Court’s decision. In July 2018, the U.S. Department of Justice requested documents related to this matter, which were provided. In August 2020, the U.S. Department of Justice informed Pfizer that it had closed its investigation.
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
Breach of Contract––Xalkori/Lorbrena
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
In October 2020, NYU filed a separate breach of contract action against Pfizer alleging that it is entitled to royalties on sales of Lorbrena under the terms of the same NYU-Sugen, Inc. Research and Licensing Agreement.

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
Greenstone Investigations
•U.S. Department of Justice Antitrust Division Investigation
Since July 2017, the U.S. Department of Justice's Antitrust Division has been investigating our Greenstone generics business. We believe this is related to an ongoing broader antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone relating to this investigation.
•State Attorneys General Generics Antitrust Litigation
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
U.S. Department of Justice/SEC Inquiry relating to Russian Operations
In June 2019, we received an informal request from the U.S. Department of Justice’s Foreign Corrupt Practices Act (FCPA) Unit seeking documents relating to our operations in Russia. In September 2019, we received a similar request from the SEC’s FCPA Unit. We are producing records pursuant to these requests.
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
U.S. Department of Justice/SEC Inquiry relating to China Operations
In June 2020, we received an informal request from the U.S. Department of Justice's FCPA Unit seeking documents relating to our operations in China. In August 2020, we received a similar request from the SEC’s FCPA Unit. We are producing records pursuant to these requests.

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
A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2020
During the first nine months of 2020, certain matters, including the matter discussed below, were resolved or became the subject of definitive settlement agreements or settlement agreements-in-principle.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2020, the estimated fair value of these indemnification obligations was not significant.
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
Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer. See Note 7D.
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. For additional information, see Notes to Consolidated Financial Statements––Note 1D. Basis of Presentation and Significant Accounting Policies: Acquisitions in our 2019 Financial Report. The estimated fair value of contingent consideration as of September 27, 2020 is $701 million, of which $125 million is recorded in Other current liabilities and $576 million in Other noncurrent liabilities and $711 million, of which $160 million was recorded in Other current liabilities and $551 million in Other noncurrent liabilities as of December 31, 2019. The decrease in the contingent consideration balance from December 31, 2019 is primarily due to payments made upon the achievement of certain milestones, partially offset by fair value adjustments.
Note 14. Segment, Geographic and Other Revenue Information

A. Segment Information

At the beginning of our fiscal year 2019, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of three distinct business segments: Biopharma, Upjohn and through July 31, 2019, Pfizer’s Consumer Healthcare business (Consumer Healthcare), each led by a single manager. Each operating segment has responsibility for its commercial activities. Upjohn is, and through July 31, 2019 Consumer Healthcare was, responsible for its own R&D activities while Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. Biopharma and Upjohn are the only reportable segments.

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
Acquisitions and other business development activities completed in 2019 and in the first nine months of 2020, including the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture, impacted financial results in the periods presented. See Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, and Note 2.
Operating Segments

Some additional information about our Biopharma and Upjohn business segments follows:
Pfizer Biopharmaceuticals Group
Biopharma is a science-based innovative medicines business that includes six business units – Oncology, Inflammation & Immunology, Rare Disease, Hospital, Vaccines and Internal Medicine. The Hospital unit commercializes our global portfolio of sterile injectable and anti-infective medicines and includes Pfizer’s contract manufacturing operation, Pfizer CentreOne. Each business unit is committed to delivering breakthroughs that change patients’ lives.	Upjohn is a global, primarily off-patent branded and generic medicines business, which includes a portfolio of 20 globally recognized solid oral dose brands, as well as a U.S.-based generics platform, Greenstone.
Select products include: - Prevnar 13/Prevenar 13 - Ibrance - Eliquis - Xeljanz - Enbrel (outside the U.S. and Canada) - Vyndaqel/Vyndamax - Xtandi - Chantix/Champix - Sutent	Select products include: - Lipitor - Lyrica - Norvasc - Celebrex - Viagra - Certain generic medicines

Other Costs and Business Activities
Certain pre-tax costs are not allocated to our operating segment results, such as costs associated with the following:
•WRDM––the R&D and Medical expenses managed by our WRDM organization, which is generally responsible for research projects for our Biopharma portfolio until proof-of-concept is achieved and then for transitioning those projects to the GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRDM organization also has responsibility for certain science-based and other platform-services organizations, which provide end-to-end technical expertise and other services to the various R&D projects, as well as the Worldwide Medical and Safety group, which ensures that Pfizer provides all stakeholders––including patients, healthcare providers, pharmacists, payers and health authorities––with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.
•GPD––the costs associated with our GPD organization, which is generally responsible for clinical trials from WRDM in the Biopharma portfolio, including late stage portfolio spend. GPD also provides technical support and other services to Pfizer R&D projects. GPD is responsible for facilitating all regulatory submissions and interactions with regulatory agencies.
•Other––the operating results of our Consumer Healthcare business, through July 31, 2019, and costs associated with other commercial activities not managed as part of Biopharma or Upjohn, including all strategy, business development, portfolio management and valuation capabilities, which previously had been reported in various parts of the organization.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•Corporate and Other Unallocated––the costs associated with corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance, and worldwide procurement), patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing (which include manufacturing variances associated with production) and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs. Corporate and Other Unallocated also includes our share of earnings from the GSK Consumer Healthcare joint venture and other charges related to the GSK Consumer Healthcare joint venture, primarily representing our pro-rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture.
•Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items (such as gains on the completion of joint venture transactions, restructuring charges, legal charges or gains and losses from equity securities) that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.
Segment Assets

We manage our assets on a Total Company basis, not by operating segment, as many of our operating assets are shared or commingled; therefore, such information is not presented.
Selected Income Statement Information

The following summarizes selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Reportable Segments:
Biopharma	$10,215	$9,952	$6,807	$6,506
Upjohn	1,916	2,351	1,009	1,384
Total reportable segments	12,131	12,303	7,816	7,890
Other business activities	—	377	(1,939)	(1,469)
Reconciling Items:
Corporate and other unallocated	—	—	(1,192)	(1,439)
Purchase accounting adjustments	—	—	(823)	(1,141)
Acquisition-related costs	—	—	(11)	(300)
Certain significant items(b)	—	—	(1,675)	7,187
	$12,131	$12,680	$2,176	$10,727

	Nine Months Ended
	Revenues		Earnings(a)
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Reportable Segments:
Biopharma	$30,017	$28,429	$20,186	$18,461
Upjohn	5,944	8,535	3,367	5,635
Total reportable segments	35,961	36,964	23,554	24,096
Other business activities	—	2,098	(4,958)	(3,776)
Reconciling Items:
Corporate and other unallocated	—	—	(3,437)	(4,116)
Purchase accounting adjustments	—	—	(2,545)	(3,357)
Acquisition-related costs	—	—	(46)	(152)
Certain significant items(b)	—	—	(2,554)	6,495
	$35,961	$39,062	$10,014	$19,190
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income of $44 million in the third quarter of 2020 and $43 million in the third quarter of 2019, and $196 million in the first nine months of 2020 and $184 million in the first nine months of 2019 from our investment in ViiV. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(b)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. In the third quarter and first nine months of 2020, includes, among other items, intangible asset impairment charges of $900 million, recorded in Other (income)/deductions—net, related to IPR&D assets acquired in connection with our Array acquisition. In the third quarter and first nine months of 2019, includes, among other items, a pre-tax gain of $8.1 billion recorded in (Gain) on completion of Consumer Healthcare JV transaction associated with the completion of the GSK Consumer Healthcare joint venture transaction (See Note 2). Certain significant items are discussed further in Note 3 and Note 4.
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
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
United States	$5,716	$5,850	(2)	$16,770	$18,360	(9)
Developed Europe(a)	2,087	2,135	(2)	6,095	6,450	(5)
Developed Rest of World	1,634	1,585	3	4,642	4,758	(2)
Emerging Markets	2,694	3,110	(13)	8,453	9,493	(11)
Revenues	$12,131	$12,680	(4)	$35,961	$39,062	(8)
(a)Revenues denominated in euros were $1.7 billion in the third quarter of 2020 and $1.7 billion in the third quarter of 2019, and were $4.9 billion in the first nine months of 2020 and $5.2 billion in the first nine months of 2019.

C. Other Revenue Information
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS OF DOLLARS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
TOTAL REVENUES		$12,131	$12,680	$35,961	$39,062
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)		$10,215	$9,952	$30,017	$28,429
Internal Medicine(a)		$2,085	$2,128	$6,695	$6,508
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,114	1,025	3,686	3,121
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	223	276	728	825
Premarin family	Symptoms of menopause	168	182	471	542
BMP2	Development of bone and cartilage	70	66	197	212
Toviaz	Overactive bladder	59	61	183	186
All other Internal Medicine	Various	451	517	1,429	1,621
Oncology		$2,761	$2,350	$7,843	$6,547
Ibrance	Metastatic breast cancer	1,357	1,283	3,955	3,677
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	266	225	741	594
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	202	224	616	704
Inlyta	Advanced RCC	195	139	559	316
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	122	130	409	385
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	111	90	324	267
Retacrit(b)	Anemia	102	64	278	147
Lorbrena	ALK-positive metastatic NSCLC	55	32	142	77
Braftovi	In combination with Mektovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant metastatic colorectal cancer after prior therapy	42	18	116	18
Mektovi	In combination with Braftovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation	34	19	103	19

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS OF DOLLARS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Ruxience(b)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	59	—	78	—
All other Oncology	Various	217	125	522	342
Hospital(a), (c)		$1,728	$1,840	$5,535	$5,505
Sulperazon	Bacterial infections	143	163	432	505
Medrol	Anti-inflammatory glucocorticoid	87	109	295	348
Zithromax	Bacterial infections	25	77	218	254
Precedex	Sedation agent in surgery or intensive care	55	36	211	116
Vfend	Fungal infections	52	87	201	265
Panzyga	Primary humoral immunodeficiency	62	46	199	107
Fragmin	Treatment/prevention of venous thromboembolism	60	62	178	185
Zyvox	Bacterial infections	51	61	176	195
Pfizer CentreOne(d)	Various	242	176	618	556
All other Anti-infectives	Various	384	434	1,195	1,260
All other Hospital(c)	Various	568	589	1,813	1,713
Vaccines		$1,717	$1,808	$4,574	$4,795
Prevnar 13/Prevenar 13	Pneumococcal disease	1,534	1,603	4,100	4,268
Nimenrix	Meningococcal disease	50	52	180	159
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	77	64	170	197
All other Vaccines	Various	56	89	124	171
Inflammation & Immunology (I&I)		$1,173	$1,226	$3,299	$3,482
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis	654	599	1,741	1,634
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	321	415	1,005	1,285
Inflectra/Remsima(b)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	162	155	471	446
All other I&I	Various	35	58	83	116
Rare Disease		$752	$601	$2,071	$1,592
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	351	156	859	259
BeneFIX	Hemophilia B	107	125	337	372
Genotropin	Replacement of human growth hormone	107	124	316	357
Refacto AF/Xyntha	Hemophilia A	92	104	272	319
Somavert	Acromegaly	67	64	198	192
All other Rare Disease	Various	27	28	89	94
UPJOHN(a)		$1,916	$2,351	$5,944	$8,535
Lipitor	Reduction of LDL cholesterol	356	476	1,191	1,506
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	352	527	1,058	2,888
Norvasc	Hypertension	183	219	601	735
Celebrex	Arthritis pain and inflammation, acute pain	133	179	428	526
Viagra	Erectile dysfunction	121	120	342	379
Effexor	Depression and certain anxiety disorders	80	80	242	242
Zoloft	Depression and certain anxiety disorders	76	74	233	217
EpiPen(a)	Epinephrine injection used in treatment of life-threatening allergic reactions	58	74	194	197
Xalatan/Xalacom	Glaucoma and ocular hypertension	62	68	188	201
Xanax	Anxiety disorders	55	50	149	147
All other Upjohn	Various	442	485	1,317	1,496
CONSUMER HEALTHCARE BUSINESS(e)		$—	$377	$—	$2,098
Total Alliance revenues		$1,250	$1,141	$4,036	$3,418
Total Biosimilars(b)		$424	$236	$1,001	$632
Total Sterile Injectable Pharmaceuticals(f)		$1,195	$1,248	$3,839	$3,703
(a)Beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan). As a result, revenues associated with our Meridian subsidiary, except for product revenues for EpiPen sold in Canada, and Mylan-Japan, are reported in our Upjohn business beginning in the first quarter of 2020. We have reclassified revenues

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
associated with our Meridian subsidiary and Mylan-Japan from the Hospital and Internal Medicine categories to the Upjohn business to conform 2019 product revenues to the current presentation.
(b)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima, Retacrit and Ruxience.
(c)Hospital is a business unit that commercializes our global portfolio of sterile injectable and anti-infective medicines. Hospital also includes Pfizer CentreOne(d). All other Hospital primarily includes revenues from legacy Sterile Injectables Pharmaceuticals (SIP) products (that are not anti-infective products) and, to a much lesser extent, solid oral dose products (that are not anti-infective products). SIP anti-infective products that are not individually listed above are recorded in “All other Anti-infectives”.
(d)Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements.
(e)On July 31, 2019, Pfizer’s Consumer Healthcare business, an over-the-counter medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare joint venture. See Note 2B.
(f)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital business, including anti-infective sterile injectable pharmaceuticals.
Note 15. Subsequent Event
Agreement to Combine Upjohn with Mylan––On July 29, 2019, we announced an agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. The transaction is structured as an all-stock, Reverse Morris Trust transaction, under which Upjohn will be spun off to our shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction was approved by Mylan’s shareholders in June 2020. In October 2020, Pfizer and Mylan announced that the FTC accepted a proposed consent order, which concluded the FTC’s review of the proposed combination of Mylan and Pfizer’s Upjohn business, and that the parties have now obtained all required antitrust clearances for the proposed transaction. Also, in October 2020, Pfizer announced that it had set the close of business on November 13, 2020 as the record date for the proposed spin-off and that the transaction is expected to close on November 16, 2020, subject to customary closing conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pfizer Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiaries (the Company) as of September 27, 2020, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 27, 2020 and September 29, 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2020 and September 29, 2019 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 5, 2020

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

This section provides information about the following: Our Business; Our Business Development Initiatives; our performance during the third quarter and first nine months of 2020 and 2019; Our Operating Environment; The Global Economic Environment; Our Strategy; and Our Financial Guidance for 2020.

●	Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions	Beginning on page 59
This section discusses our disclosures for those accounting policies and estimates that we consider important in understanding our consolidated financial statements.
●	Analysis of the Condensed Consolidated Statements of Income	Beginning on page 61
This section includes the following sub-sections:
	○ Revenues by Operating Segment and Geography	Beginning on page 61
This sub-section provides an overview of revenues by operating segment and geography as well as revenue deductions.
	○ Revenues––Selected Product Discussion	Beginning on page 66
This sub-section provides an overview of several of our biopharmaceutical products.
	○ Product Developments––Biopharmaceutical	Beginning on page 71
This sub-section provides an overview of important biopharmaceutical product developments.
	○ Costs and Expenses	Beginning on page 73
This sub-section provides a discussion about our costs and expenses.
	○ Provision/(Benefit) for Taxes on Income	Beginning on page 77
This sub-section provides a discussion of items impacting our tax provisions.
	○ Non-GAAP Financial Measure (Adjusted Income)	Beginning on page 77
This sub-section provides a discussion of an alternative view of performance used by management.
●	Analysis of Operating Segment Information	Beginning on page 82
This section provides a discussion of the performance of each of our operating segments.
●	Analysis of the Condensed Consolidated Statements of Cash Flows	Beginning on page 89
This section provides an analysis of our cash flows for the first nine months of 2020 and 2019.
●	Analysis of Financial Condition, Liquidity and Capital Resources	Beginning on page 90
This section provides an analysis of selected measures of our liquidity and of our capital resources as of September 27, 2020 and December 31, 2019, as well as a discussion of our outstanding debt and other commitments that existed as of September 27, 2020 and December 31, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.
●	New Accounting Standards	Beginning on page 94
This section discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.
●	Forward-Looking Information and Factors That May Affect Future Results	Beginning on page 94
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

At the beginning of our 2019 fiscal year, we began to manage our commercial operations through a new global structure consisting of three business segments––Biopharma, Upjohn and, through July 31, 2019, Consumer Healthcare. Biopharma and Upjohn are the only reportable segments. For additional information about this operating structure, see Note 14A and the “Commercial Operations” section in Part I, Item 1, “Business” of our 2019 Form 10-K.
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

The financial information included in our condensed consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 23, 2020 and August 25, 2019. The financial information included in our condensed consolidated financial statements for U.S. subsidiaries is as of and for the three and nine months ended September 27, 2020 and September 29, 2019.
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

Our significant recent business development activities include:
•Agreement with CStone Pharmaceuticals (CStone)––On September 29, 2020, Pfizer entered into a strategic collaboration with CStone to address oncological needs in China. The collaboration encompasses a $200 million upfront equity investment by Pfizer in CStone, a collaboration between the companies for the development and commercialization of CStone’s sugemalimab (CS1001, PD-L1 antibody) in mainland China, and a framework between the companies to bring additional oncology assets to the Greater China market. The transaction closed on October 9, 2020 and as of the closing date, Pfizer held a 9.9% stake in CStone.
•Agreement with Valneva––On April 30, 2020, we signed an agreement to co-develop and commercialize Valneva’s Lyme disease vaccine candidate VLA15, which is currently in Phase 2 clinical studies. In June 2020, Valneva announced that the antitrust-related condition precedent was met and, consequently, the agreement became effective. VLA15 is the only active Lyme disease vaccine program in clinical development today, and covers six serotypes that are prevalent in North America and Europe. See Note 2C.
•Agreement with BioNTech––On April 9, 2020, we signed a global agreement with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19 infection. The collaboration aims to rapidly advance multiple COVID-19 vaccine candidates into human clinical testing based on BioNTech’s proprietary mRNA vaccine platforms, with the objective of ensuring rapid worldwide access to the vaccine, if approved. The collaboration leverages our broad expertise in vaccine R&D, regulatory capabilities, and global manufacturing and distribution network. We and BioNTech are jointly conducting clinical trials for the COVID-19 vaccine candidates across multiple sites in the U.S., Europe, South America, Africa, Japan and Turkey. For additional information, including information regarding our COVID-19 vaccine development program, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment” and “Product Developments—Biopharmaceutical” sections of this MD&A and Note 2C.
•Formation of a New Consumer Healthcare Joint Venture––On July 31, 2019, we completed the transaction in which we and GSK combined our respective consumer healthcare businesses into a new consumer healthcare joint venture that operates globally under the GSK Consumer Healthcare name. The joint venture develops and markets brands in the oral health, pain relief, respiratory, nutrition/gastro-intestinal and skin health categories and is one of the world’s leading over-the-counter healthcare companies. Our financial results, and our Consumer Healthcare segment’s operating results, for the third quarter of 2019 reflect one month of Consumer Healthcare segment domestic operations and two months of Consumer Healthcare segment international operations. Likewise, our financial results, and our Consumer Healthcare segment’s operating results, for the first nine months of 2019 reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations. The financial results for the third quarter and first nine months of 2020 do not reflect any contribution from the Consumer Healthcare business. See Note 2B.
•Agreement to Combine Upjohn with Mylan––On July 29, 2019, we announced an agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. The transaction is structured as an all-stock, Reverse Morris Trust transaction, under which Upjohn will be spun off to our shareholders and, immediately thereafter, combined with Mylan. Pfizer shareholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The transaction is expected to be tax free to Pfizer and Pfizer shareholders. The transaction was approved by Mylan’s shareholders in June 2020. In June 2020, Upjohn Inc. and Upjohn Finance B.V. (a wholly-owned subsidiary of Upjohn Inc.) completed privately placed debt offerings in connection with the transaction. See Note 7D and the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A. In October 2020, Pfizer and Mylan announced that the FTC accepted a proposed consent order, which concluded the FTC’s review of the proposed combination of Mylan and Pfizer’s Upjohn business, and that the parties have now obtained all required antitrust clearances for the proposed transaction. Also, in October 2020, Pfizer announced that it had set the close of business on November 13, 2020 as the record date for the proposed spin-off and that the transaction is expected to close on November 16, 2020, subject to customary closing conditions. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 40% has been incurred since inception and through the first nine months of 2020. Such charges include costs and expenses related to separation of legal entities and anticipated transaction costs.
For a description of the more significant recent transactions through February 27, 2020, the filing date of our 2019 Form 10-K, see the “Our Business Development Initiatives” section of our 2019 Financial Report.

Our Third Quarter 2020 and First Nine Months of 2020 Performance

Revenues
Revenues decreased $549 million, or 4%, in the third quarter of 2020, compared to the same period in 2019, reflecting an operational decrease of $444 million, or 4%, as well as an unfavorable impact of foreign exchange of $104 million, or 1%.

Excluding the impact of the Consumer Healthcare transaction, revenues decreased 1% operationally, reflecting an 18% operational decline in our Upjohn business mainly due to the U.S. loss of exclusivity of Lyrica and lower revenues for Lipitor and Norvasc in China due to the impact of the VBP program, which was partially offset by 4% operational growth in our Biopharma business. Excluding the impact of Lyrica in the U.S., Upjohn revenues declined 12% operationally. Revenues for the third quarter of 2020 included an estimated unfavorable impact of approximately $500 million, or 4%, due to COVID-19, primarily driven by lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased adult uptake for Prevenar 13 in certain international markets resulting from greater vaccine awareness for respiratory illnesses, as well as the recovery of a portion of the missed doses of Prevnar 13 in the U.S. from second-quarter 2020.
Revenues decreased $3.1 billion, or 8%, in the first nine months of 2020, compared to the same period in 2019, reflecting an operational decrease of $2.6 billion, or 7%, as well as an unfavorable impact of foreign exchange of $516 million, or 1%. Excluding the impact of the Consumer Healthcare transaction, revenues decreased 1% operationally, reflecting a 29% operational decline in our Upjohn business mainly due to the U.S. loss of exclusivity of Lyrica and lower revenues for Lipitor and Norvasc in China due to the impact of the VBP program, which was partially offset by 7% operational growth in our Biopharma business. Excluding the impact of Lyrica in the U.S., Upjohn revenues declined 11% operationally. Revenues for the first nine months of 2020 included an estimated unfavorable impact of approximately $800 million, or 2%, due to COVID-19, primarily reflecting lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased U.S. demand for certain sterile injectable products and increased adult uptake for Prevenar 13 in certain international markets, resulting from greater vaccine awareness for respiratory illnesses.
See the “Analysis of the Condensed Consolidated Statements of Income––Revenues by Operating Segment and Geography” section for more information, including a discussion of key drivers of our revenue performance.
For worldwide revenues and revenues by geography, for selected products, see the discussion in the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A. For information regarding the primary indications or class of certain products, see Note 14C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income
The following provides an analysis of the decrease in Income from continuing operations before provision/(benefit) for taxes on income for the third quarter and first nine months of 2020:

(MILLIONS OF DOLLARS)	Three Months	Nine Months
Income from continuing operations before provision/(benefit) for taxes on income, for the three and nine months ended September 29, 2019	$10,727	$19,190
Unfavorable change in revenues	(549)	(3,101)
Favorable/(Unfavorable) changes:
Lower Cost of sales(a)	73	423
Lower Selling, informational and administrative expenses(b)	244	1,191
Higher Research and development expenses(c)	(77)	(388)
Lower Amortization of intangible assets(d)	313	890
Lower/(higher) Restructuring charges and certain acquisition-related costs(e)	361	(139)
Non-recurrence of (Gain) on completion of Consumer Healthcare JV transaction	(8,087)	(8,081)
Lower business and legal entity alignment costs(f)	87	343
(Lower)/higher net gains recognized during the period on equity-securities(f)	(76)	255
GSK Consumer Healthcare JV equity method income(f)	103	196
Non-recurrence of net losses on early retirement of debt(f)	—	138
Higher income from collaborations, out-licensing arrangements and sales of compound/product rights(f)	10	121
Higher royalty-related income(f)	59	50
(Lower)/higher net periodic benefit credits other than service costs(f)	(73)	12
Higher asset impairment charges(f)	(872)	(712)
Loss on remeasurement of Euro debt issued by Upjohn(f)	(144)	(144)
Higher net interest expense(f)	(50)	(134)
Favorable/(Unfavorable) change in the fair value of contingent consideration(f)	11	(78)
Non-recurrence of insurance recoveries related to Hurricane Maria in 2019(f)	—	(50)
All other items, net	117	34
Income from continuing operations before provision/(benefit) for taxes on income, for the three and nine months ended September 27, 2020	$2,176	$10,014

(a)See the “Costs and Expenses––Cost of Sales” section of this MD&A.
(b)See the “Costs and Expenses––Selling, Informational and Administrative (SI&A) Expenses” section of this MD&A.
(c)See the “Costs and Expenses––Research and Development (R&D) Expenses” section of this MD&A.
(d)See the “Costs and Expenses––Amortization of Intangible Assets” section of this MD&A.
(e)See the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.
(f)See Note 4.
For information on our tax provision and effective tax rate see the “Provision/(Benefit) for Taxes on Income” section of this MD&A and Note 5.
Our Operating Environment
Industry-Specific Challenges

Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our current products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. For example, Lyrica lost patent protection in the U.S. in June 2019 and multi-source generic competition began in July 2019. Also, the basic product patent for Chantix in the U.S. will expire on November 10, 2020. While additional patent expiries will continue, we expect the impact of reduced revenues due to patent expiries will be significant in 2020, then moderating downward to a much lower level from 2021 through 2025.

For additional information, including the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires and recent and expected losses of product exclusivity, see the “Patents and Other Intellectual Property Rights” section in Part I, Item 1, “Business” of our 2019 Form 10-K.
We will continue to aggressively defend our patent rights whenever we deem appropriate. For a discussion of certain recent developments with respect to patent litigation, see Note 13A1.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. For additional information, see the “Government Regulation and Price Constraints” section in Part I, Item 1, “Business”, of our 2019 Form 10-K.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$417	$307	$767	$596
Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes), based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.	58	52	168	173

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Governments, MCOs and other payor groups continue to seek increasing discounts on our products through a variety of means and could have a material adverse impact on our results of operations. We believe that medicines are amongst the most powerful tools for patients in curing, treating and preventing illness and disability, and that all patients should have appropriate access to the medicines their doctors prescribe. We may consider a number of factors when determining a medicine’s price, including, for example, its impact on patients and their disease, other available treatments, the medicine’s potential to reduce other healthcare costs (such as hospital stays), and affordability. Within the U.S., in particular, we may also engage with patients, doctors and healthcare plans regarding their views. We also negotiate with insurers, including PBMs and MCOs, often providing significant discounts to them from the list price. The price that patients pay in the U.S. for the medicines their physicians prescribe is ultimately set by healthcare providers and insurers. On average, in the U.S., insurers impose a higher out-of-pocket burden on patients for prescription medicines than for comparably-priced medical services. Private third-party payers and federal and state governments in the U.S. continue to take action to manage the utilization of drugs and control the cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. For example, in July and September 2020, President Trump signed four Executive Orders related to drug pricing, including orders addressing Medicare Part D rebate reform, the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, drug importation from Canada, and most favored nation pricing for Medicare Part B and Part D. Each of these Executive Orders will require rulemaking or satisfaction of other requirements before they can be implemented. We will continue to work with insurance providers, governments and others to improve access to today’s innovative treatments. Certain governments, including the different EU member states, the U.K., China, Japan, Canada, South Korea and some other international markets, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power as large single payers to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments may use a variety of cost-containment measures for our pharmaceutical products, including price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement.
In China, a centralized VBP program was initiated in 2018. Under this procurement model, a tender process has been established where a certain portion of included molecule volumes are guaranteed to tender winners. The program is intended to contain healthcare costs by driving utilization of generics that have passed quality consistency evaluation, which has resulted in dramatic price cuts for off-patent medicines. Upjohn and most off-patent originators were not successful in the first bidding process under this pilot, which was finalized in December 2018 and implemented in March 2019, and most contracts went to local generic companies. This pilot program covered 25 molecules, including atorvastatin calcium tablets (Lipitor) and amlodipine besylate tablets (Norvasc). In April 2020, China implemented another round of expansion of the national VBP program, which covers 33 new molecules, including Biopharma’s Zithromax tablets and Diflucan capsules and no Upjohn products. Biopharma was not successful in the bidding process for this expansion. In June 2020, China announced the latest round of the expansion of the VBP program, which is being implemented in November 2020 and includes Biopharma’s Xeljanz and Zyvox tablets and Upjohn’s Viagra, Zoloft and Celebrex. Pfizer was successful for the bidding process for Zyvox tablets, which was Pfizer’s first win in the VBP bidding process. Pfizer did not win the bidding process for Xeljanz, Viagra, Zoloft and Celebrex.
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
The Global Economic Environment

In addition to the industry-specific factors discussed, we, like other businesses of our size, are exposed to the economic cycle, which impacts our biopharmaceutical operations globally.
COVID-19 Pandemic. In December 2019, illnesses associated with COVID-19 were reported and the virus has since caused widespread and significant disruptions to daily life and economies across geographies. The World Health Organization has classified the outbreak as a pandemic. The pandemic’s impact on our business, operations and financial condition and results was less severe at its peak than originally anticipated, but is recovering at a somewhat slower pace than originally expected. For additional information on the impact of COVID-19 on our revenues, please see the “Overview of Our Performance, Operating Environment, Strategy and Outlook–Our Third Quarter 2020 and First Nine Months of 2020 Performance” section of this MD&A.
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
In response to the COVID-19 pandemic, in March 2020, we issued a five-point plan calling on the biopharmaceutical industry to join us in committing to unprecedented collaboration to combat COVID-19. Subsequently, we announced some important advances in the battle against the COVID-19 pandemic, including, among others:
•We and The Pfizer Foundation announced the commitment of $40 million in medical and charitable cash grants to help combat the health effects of the COVID-19 pandemic in the U.S. and around the world. A majority of these grants have been distributed. The Pfizer Foundation is a charitable organization established by Pfizer Inc. It is a separate legal entity from Pfizer Inc. with distinct legal restrictions.
•We confirmed a lead compound and analogues in our portfolio are potent inhibitors of the SARS-CoV-2 3C-like protease, based on the results of initial screening assays. In addition, preliminary data suggest the lead protease inhibitor shows antiviral activity against SARS-CoV-2, the virus that causes COVID-19. In July 2020, we published the chemical structure of a 3C-like (3CL) protease inhibitor, PF-00835321, and its in vitro activity against coronaviruses, including SARS-CoV-2. In September 2020, we announced the initiation of a Phase 1b clinical trial to evaluate the safety, tolerability and pharmacokinetics of a novel investigational protease inhibitor for COVID-19, PF-07304814, which is a phosphate prodrug of PF-00835231.
•We entered into a global agreement (except for China, Hong Kong, Macau and Taiwan) with BioNTech to co-develop a potential first-in-class, mRNA-based coronavirus vaccine, BNT162, aimed at preventing COVID-19 infection. As part of this co-development program, which we refer to as Project Lightspeed, we and BioNTech announced in July 2020 the start of a global Phase 3 safety and efficacy clinical study to evaluate a single nucleoside-modified messenger RNA candidate. After extensive review of preclinical and clinical data from Phase 1/2 clinical trials, and in consultation with the FDA’s Center for Biologics Evaluation and Research and other global regulators, we and BioNTech chose to advance the BNT162b2 vaccine candidate into the Phase 3 study, at a 30μg dose level in a 2 dose regimen. BNT162b2, which received Fast Track designation from the FDA in July 2020, encodes an optimized SARS-CoV-2 full length spike glycoprotein, which is the target of virus neutralizing antibodies. We currently plan to enroll up to approximately 44,000 participants in the Phase 3 study. Enrollment in the trial has been proceeding as planned with current enrollment at more than 43,000 participants, with nearly 37,000 having received their second vaccination as of November 2, 2020. We may receive a conclusive readout on efficacy from the Phase 3 trial in the near future. Assuming positive data and availability of the necessary safety and manufacturing data, we expect to be ready to seek Emergency Use Authorization in the U.S. as early as late November 2020. Subject to clinical success, manufacturing capacity and regulatory approval or authorization, the companies currently aim to supply up to 1.3 billion doses globally by the end of 2021 and, to date, have entered into agreements with various governments to supply over 300 million doses of BNT162, to be delivered over the course of 2020 to 2021, with options for over 500 million additional doses. Additionally, the companies have begun tender negotiations with the European Commission (EC) for a proposed supply of 200 million doses of BNT162 to EU Member States, with an option for an additional 100 million doses. For additional information on our COVID-19 vaccine development program, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Note 2C.
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
•Our Colleagues. At this time, our colleagues in most locations who are able to perform their job functions outside of our facilities continue to work remotely. Certain of our colleagues, primarily those in the Pfizer Global Supply and Worldwide Research and Development organizations continue to report to work and are subject to strict protocols intended to reduce the risk of transmission, including social distancing, maintaining contact logs, increased cleaning and use of personal protective equipment as necessary.
•Our Sales and Marketing. We have experienced an impact on our sales and marketing activities due to widespread restrictions on in-person meetings with healthcare professionals and the refocused attention of the medical community on fighting COVID-19. Access to prescribers for sales force colleagues during the third quarter of 2020 was mixed. At this time, some sales force colleagues are meeting in-person with healthcare professionals. We are actively reviewing and assessing epidemiological data and our colleagues remain ready to resume in-person engagements with healthcare professionals on a location-by-location basis as soon as it is safe to do so.
During the pandemic, we have adapted our promotional platform by amplifying our existing digital capabilities to reach healthcare professionals and customers to provide critical education and information, including increasing the scale of our remote engagement.
•Our Manufacturing and Supply Chain. Our manufacturing and supply chain professionals have been working continuously in an effort to ensure continued patient access to our medicines and vaccines. To date, we have not seen a significant disruption in our supply chain, and all of our manufacturing sites around the world have continued to operate at or near normal levels.
•Our Clinical Trials. After a brief pause to the recruitment portion of certain ongoing clinical studies and a delay to most new study starts, we restarted recruitment across the development portfolio (including new study starts) in late-April 2020.
•Our Products. Our portfolio of products comprises medicines and vaccines which have and may experience varying impacts from the COVID-19 pandemic. Some of our products, such as Eliquis and Ibrance, are medically necessary but also more reliant on maintenance therapy with continuing patients in addition to new patients. Certain other products, such as Vyndaqel/Vyndamax, Chantix/Champix and products used in certain elective surgeries, are more reliant on new patient starts and typically require doctor visits, including wellness visits. Other medicines have been identified as medically necessary for treatment in the pandemic, such as certain of our Hospital sterile injectable products. A large proportion of our portfolio comprises oral or self-injected medicines that do not require a visit to an infusion center or a physician’s office for administration, but vaccines and physician-administered medicines which do require office visits were impacted by COVID-19-related mobility restrictions or limitations during the first nine months of 2020. Specialty pharmacy channels, from which we derive a majority of our revenue, enable direct delivery of these specialty medicines to patients.
•Our Financial Condition and Access to Capital Markets. Due to our significant operating cash flows, as well as our financial assets, access to capital markets and revolving credit agreements, we believe we have, and will maintain, the ability to meet liquidity needs for the foreseeable future.
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

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our medicines and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We continue to work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize patient access and minimize adverse impact on our revenues. We are firmly committed to fulfilling our Company’s purpose: Breakthroughs that change patients’ lives. By doing so, we expect to create value for the patients we serve and for our colleagues and shareholders. For a more comprehensive discussion of our strategy including additional discussion of certain items, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy” section of our 2019 Financial Report.
Organizing for Growth
We believe we have one of the strongest pipelines we have had in over a decade, and believe we are well positioned for future growth. While additional patent expiries will continue, we expect the impact of reduced revenues due to patent expiries will be significant in 2020, then moderating downward to a much lower level from 2021 through 2025. This confluence of events has provided us an opportunity to look at and refine how we organize our business to best achieve sustainable growth and to deliver our medicines and vaccines to the maximum number of people who need them.
At the beginning of our fiscal year 2019, we began to manage our commercial operations through a new global structure consisting of three businesses, each led by a single manager—Biopharma, Upjohn and, through July 31, 2019, Pfizer’s Consumer Healthcare business. See Note 14A. We designed this new global structure to take advantage of new growth opportunities driven by the evolving and unique dynamics of relevant markets. As part of our Organizing for Growth initiative, we also reorganized our R&D operations, as explained in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Strategy––Organizing for Growth” section of our 2019 Financial Report.
Subsequent to the re-alignment of our commercial operations in 2019, on July 29, 2019, we announced an agreement to combine Upjohn with Mylan, creating a new global pharmaceutical company, Viatris. See the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section in this MD&A. We believe the new company will transform and accelerate Upjohn’s and Mylan’s ability to serve patients’ needs and expand their capabilities across more than 165 markets. The combination will drive a sustainable, diverse and differentiated portfolio of prescription medicines, complex generics, over-the-counter products and biosimilars supported by commercial and regulatory expertise, established infrastructure, R&D capabilities and manufacturing and supply chain excellence.
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
Transforming to a More Focused Company Program
With the formation of the GSK Consumer Healthcare joint venture and the anticipated combination of Upjohn, our global, primarily off-patent branded and generics business, with Mylan, Pfizer is transforming into a more focused, global leader in science-based innovative medicines. Accordingly in the fourth quarter of 2019, we began to identify and undertake efforts to ensure our cost base aligns appropriately with our Biopharmaceutical revenue base, which is expected to be 20% less (based on the midpoint of the range for 2020 New Pfizer revenue guidance, compared to 2019 Total Company reported revenue) as a result of both the completed GSK Consumer Healthcare and expected Upjohn transactions. While certain direct costs have transferred or will transfer to the GSK Consumer Healthcare joint venture and to the Upjohn entities, there are indirect costs which are not expected to transfer. In addition, we are taking steps to restructure our organizations to appropriately support and drive the purpose of the three core functions of our focused innovative medicines business: R&D, Manufacturing and Commercial. See the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our Financial Guidance for 2020
On October 27, 2020, we updated and tightened ranges for certain components of Total Company 2020 financial guidance, including a slight increase to the midpoint of the Adjusted diluted EPS guidance range and reaffirmed all 2020 financial guidance components for New Pfizer and Upjohn.
Financial guidance reflects management’s current expectations for operational performance, foreign exchange rates as well as various COVID-19-related uncertainties, primarily those related to the severity, duration and global macroeconomic impact of the pandemic.

Key guidance assumptions regarding these uncertainties broadly reflect an ongoing, gradual global recovery from the macroeconomic and healthcare impacts of the COVID-19 pandemic. These assumptions are guided by the trajectory of the pandemic’s impact on Pfizer’s business to date, which was less severe at its peak than originally anticipated, but is recovering at a somewhat slower pace than originally expected. Current guidance continues to assume no revenue contributions from a potential COVID-19 vaccine.
2020 Financial Guidance for Total Company

Pfizer’s updated 2020 financial guidance is presented below(a), (b):
Revenues	$48.8 to $49.5 billion
(previously $48.6 to $50.6 billion)
Adjusted cost of sales as a percentage of revenues	20.2% to 20.7%
(previously 19.5% to 20.5%)
Adjusted selling, informational and administrative expenses	$11.5 to $12.0 billion
(previously $11.5 to $12.5 billion)
Adjusted research and development expenses	$8.8 to $9.1 billion
(previously $8.6 to $9.0 billion)
Adjusted other (income)/deductions	Approximately $1.0 billion of income
(previously approximately $800 million of income)
Effective tax rate on adjusted income	Approximately 15.0%
Adjusted diluted EPS	$2.88 to $2.93
(previously $2.85 to $2.95)
(a)The 2020 financial guidance reflects the following:
•Financial guidance for Total Company reflects a full-year 2020 contribution from Biopharma and Upjohn, the current construct of the company, and excludes any impact from the pending Upjohn combination with Mylan.
•Does not assume the completion of any business development transactions not completed as of September 27, 2020, including any one-time upfront payments associated with such transactions.
•Includes Pfizer’s pro rata share of the GSK Consumer Healthcare joint venture anticipated earnings, which is recorded in Adjusted other (income)/deductions on a one-quarter lag. Therefore, 2020 financial guidance for Adjusted other (income)/deductions and Adjusted diluted EPS reflects Pfizer’s share of the joint venture’s earnings that were generated in the fourth quarter of 2019 and the first and second quarters of 2020 (recorded by Pfizer in the first nine months of 2020) as well as Pfizer’s share of the joint venture’s projected earnings during the third quarter of 2020 (to be recorded by Pfizer in the fourth quarter of 2020).
•Reflects an anticipated negative revenue impact of $2.4 billion due to recent and expected generic and biosimilar competition for certain products that have recently lost or are anticipated to soon lose patent protection.
•Exchange rates assumed are a blend of actual exchange rates in effect through third-quarter 2020 and mid-October 2020 rates for the remainder of the year. Financial guidance reflects the anticipated unfavorable impact of approximately $0.5 billion on revenues and approximately $0.04 on Adjusted diluted EPS as a result of changes in foreign exchange rates relative to the U.S. dollar compared to foreign exchange rates from 2019.
•Guidance for adjusted diluted EPS assumes diluted weighted-average shares outstanding of approximately 5.6 billion shares, which assumes no share repurchases in 2020.
(b)For an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.
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

2020 Financial Guidance for New Pfizer

2020 reaffirmed financial guidance for New Pfizer is presented below(a), (b):
Revenues	$40.8 to $42.4 billion
Adjusted IBT Margin(c)	Approximately 37.0%
Adjusted Diluted EPS	$2.28 to $2.38
Operating Cash Flow(d)	$10.0 to $11.0 billion
(a)The financial guidance for New Pfizer reflects a full-year 2020 view of the company assuming the pending Upjohn combination with Mylan was completed at the beginning of 2020 and reflects contributions from the Biopharma business as it is presently being managed, which excludes contributions from Pfizer’s Meridian subsidiary and the Pfizer-Mylan strategic collaboration in Japan (Mylan-Japan). Pfizer’s Meridian subsidiary and Mylan-Japan were managed by Pfizer’s Biopharma business in 2019, but were moved to Upjohn in 2020. Financial guidance for New Pfizer also includes the full-year effect of the following items that assume the pending Upjohn combination with Mylan was completed at the beginning of 2020: (i) $12 billion of net proceeds from Upjohn to be retained by Pfizer, which Pfizer will use to repay its own existing indebtedness; and (ii) other transaction-related items, such as income from transition services agreements between Pfizer and Viatris. In addition, 2020 financial guidance for New Pfizer Adjusted IBT Margin and Adjusted diluted EPS reflects Pfizer’s share of the GSK Consumer Healthcare joint venture’s earnings that were generated in the fourth quarter of 2019 and in the first and second quarters of 2020 (recorded by Pfizer in the first nine months of 2020), as well as Pfizer’s share of the joint venture’s projected earnings during the third quarter of 2020 (to be recorded by Pfizer in the fourth quarter of 2020).
(b)For additional information regarding an understanding of Adjusted income and its components and Adjusted diluted EPS (all of which are non-GAAP financial measures), see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.
(c)Adjusted income before tax margin (Adjusted IBT margin) is defined as revenue less the sum of Adjusted cost of sales, Adjusted SI&A expenses, Adjusted R&D expenses, Adjusted amortization of intangible assets and Adjusted other (income)/deductions as a percentage of revenue. Adjusted IBT margin is presented because management believes this performance measure supplements investors’ and other readers’ understanding and assessment of the financial performance of New Pfizer. Adjusted IBT margin is not, and should not be viewed as, a substitute for U.S. GAAP income before tax margin.
(d)Includes a $1.25 billion voluntary contribution made to the U.S. qualified pension plans in September 2020.
2020 Financial Guidance for Upjohn

2020 reaffirmed financial guidance for Upjohn is presented below(a):
Revenues	$8.0 to $8.5 billion
Adjusted EBITDA(b)	$3.8 to $4.2 billion
(a)Financial guidance for Upjohn reflects a full-year 2020 contribution from the Upjohn business as it is presently being managed, which includes contributions from Pfizer’s Meridian subsidiary and the Pfizer-Mylan strategic collaboration in Japan (Mylan-Japan). Pfizer’s Meridian subsidiary and Mylan-Japan were managed by Pfizer’s Biopharma business in 2019 but were moved to Upjohn in 2020.
(b)Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) is defined as reported U.S. GAAP net income, and its components, adjusted for interest expense, provision for taxes on income and depreciation and amortization, further adjusted to exclude purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items (some of which may recur, such as gains on the completion of joint venture transactions, restructuring charges, legal charges or gains and losses from equity securities, but which management does not believe are reflective of ongoing core operations). Adjusted EBITDA is presented because management believes this performance measure supplements investors’ and other readers’ understanding and assessment of the financial performance of Upjohn. Adjusted EBITDA as defined is not a measurement of financial performance under GAAP, and should not be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP.

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
For information about our actual costs and anticipated costs and cost savings associated with our Transforming to a More Focused Company program, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Note 3.
Our 2020 financial guidance is subject to a number of assumptions, as well as factors and uncertainties as described in the “Our Operating Environment”, “The Global Economic Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K; and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
For a discussion of recently adopted accounting standards and significant accounting policies, see Note 1B and Note 1C.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Operating Segment and Geography

The following graphs show revenues by operating segment and geography:
Third Quarter

2019

Upjohn: 18.5%
Consumer Healthcare: 3.0%
Biopharma: 78.5%

2020 Revenues by Geography	% of Total
U.S.	47%
International	53%

2019 Revenues by Geography	% of Total
U.S.	46%
International	54%

First Nine Months

2019

Upjohn: 21.8%
Consumer Healthcare: 5.4%
Biopharma: 72.8%

2020 Revenues by Geography	% of Total
U.S.	47%
International	53%

2019 Revenues by Geography	% of Total
U.S.	47%
International	53%

The following presents worldwide revenues by operating segment and geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	% Change in Revenues
Operating Segments(a):
Biopharma	$10,215	$9,952	$5,363	$5,142	$4,852	$4,811	3	4	1
Upjohn	1,916	2,351	354	585	1,563	1,766	(18)	(40)	(12)
Consumer Healthcare	—	377	—	124	—	253	(100)	(100)	(100)
Total revenues	$12,131	$12,680	$5,716	$5,850	$6,415	$6,830	(4)	(2)	(6)

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019	% Change in Revenues
Operating Segments(a):
Biopharma	$30,017	$28,429	$15,621	$14,270	$14,396	$14,160	6	9	2
Upjohn	5,944	8,535	1,149	3,103	4,795	5,432	(30)	(63)	(12)
Consumer Healthcare	—	2,098	—	988	—	1,110	(100)	(100)	(100)
Total revenues	$35,961	$39,062	$16,770	$18,360	$19,191	$20,701	(8)	(9)	(7)
(a)For additional information about each operating segment, see the “Analysis of Operating Segment Information” section of this MD&A and Note 14A.

Third Quarter of 2020 vs. Third Quarter of 2019

The following provides an analysis of the worldwide change in revenues by geographic areas in the third quarter of 2020:
	Three Months Ended September 27, 2020
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$235	$118	$118
Higher revenues for Biosimilars, primarily driven by recent oncology biosimilar launches in the U.S. and other global markets and continued growth from Retacrit, primarily in the U.S.	188	137	51
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	154	78	76
Higher revenues for Inlyta, primarily due to increased demand in the U.S. and certain developed international markets, following the approvals in 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	57	32	26
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the GSK Consumer Healthcare joint venture transaction. As a result, for the third quarter of 2019, revenues reflect one month of Consumer Healthcare segment domestic operations and two months of Consumer Healthcare segment international operations, while for the third quarter of 2020, there is no contribution from the Consumer Healthcare business	(377)	(124)	(253)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(174)	(157)	(18)
Declines in revenues for Lipitor and Norvasc, reflecting significant revenue declines associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	(150)	(8)	(143)
Decreased revenue for the Hospital business, primarily in emerging markets and driven by lower demand for certain anti-infective products in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control	(90)	20	(109)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(87)	—	(87)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., reflecting the unfavorable impact of timing associated with government purchases for the pediatric indication and the impact of the revised adult recommendation from the ACIP, partially offset by the recovery of a portion of the missed doses from the second quarter of 2020, resulting from COVID-19-related mobility restrictions or limitations. The decline in the U.S. was partially offset by continued strong pediatric uptake in China as well as increased adult uptake in certain international markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic	(55)	(140)	85
Decline in revenues for Celebrex driven by lower volume in Japan, resulting from generic competition which began in June 2020	(45)	(2)	(43)
Other operational factors, net	(101)	(88)	(13)
Operational growth/(decline), net	(444)	(134)	(310)

Unfavorable impact of foreign exchange	(104)	—	(104)
Revenues decrease	$(549)	$(134)	$(415)
(a)Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.
Revenues for the third quarter of 2020 included an estimated net unfavorable impact of approximately $500 million, or 4%, due to COVID-19, primarily driven by lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased adult uptake for Prevenar 13 in certain international markets resulting from greater vaccine awareness for respiratory illnesses, as well as the recovery of a portion of the missed doses of Prevnar 13 in the U.S. from second-quarter 2020.
Emerging markets revenues decreased $415 million, or 13%, in the third quarter of 2020 to $2.7 billion from $3.1 billion in the third quarter of 2019, reflecting an operational decrease of $268 million, or 9%, and an unfavorable impact from foreign exchange of approximately 5%. The operational decrease in emerging markets was primarily driven by Lipitor and Norvasc in our Upjohn segment, lower revenues for GSK Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction and certain products in the Hospital business, primarily Zithromax and Vfend in our Biopharma segment, partially offset primarily by growth from Eliquis, Ibrance and Prevenar 13 in our Biopharma segment.

Revenues––First Nine Months of 2020 vs. First Nine Months of 2019

The following provides an analysis of the change in worldwide revenues by geographic areas in the first nine months of 2020:
	Nine Months Ended September 27, 2020
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Continued growth from certain key brands(a)	$1,047	$612	$435
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	508	346	162
Higher revenues for Biosimilars, primarily driven by recent oncology biosimilar launches in the U.S. and other global markets and continued growth from Retacrit, primarily in the U.S.	378	286	92
Higher revenues for Inlyta, primarily due to increased demand in the U.S. and certain developed international markets, following the approvals in 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	248	187	61
Higher revenues for Xtandi primarily driven by continued strong demand in the mCRPC and nmCRPC indications as well as the mCSPC indication, which was approved in the U.S. in December 2019	146	146	—
Higher revenues for the Hospital business in the U.S., primarily driven by increased demand for certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients as well as continued growth from Panzyga following its November 2018 U.S. launch, partially offset by lower demand for certain anti-infective products in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control	123	227	(104)
Lower revenues for Consumer Healthcare reflecting the July 31, 2019 completion of the GSK Consumer Healthcare joint venture transaction. As a result, for the first nine months of 2019, revenues reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations, while for the first nine months of 2020, there is no contribution from the Consumer Healthcare business	(2,098)	(988)	(1,110)
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(1,829)	(1,749)	(80)
Declines in revenues for Lipitor and Norvasc, primarily resulting from the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	(404)	4	(409)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(246)	—	(246)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., driven by the unfavorable impact of timing associated with government purchases for the pediatric indication, the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations and the impact of the revised adult recommendation from the ACIP. The decline in the U.S. was partially offset by increased adult uptake in certain international markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China	(102)	(355)	253
Decline in revenues for Celebrex driven by lower volume in Japan, resulting from generic competition which began in June 2020 and by pricing pressures and lower volumes in certain emerging markets	(94)	(10)	(84)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to multi-source generic competition	(58)	(56)	(2)
Other operational factors, net	(204)	(240)	36
Operational growth/(decline), net	(2,585)	(1,591)	(994)

Unfavorable impact of foreign exchange	(516)	—	(516)
Revenues decrease	$(3,101)	$(1,591)	$(1,510)
(a)Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.

Revenues for the first nine months of 2020 included an estimated unfavorable impact of approximately $800 million, or 2%, due to COVID-19, primarily reflecting lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased U.S. demand for certain sterile injectable products and increased adult uptake for Prevenar 13 in certain international markets, resulting from greater vaccine awareness for respiratory illnesses.
Emerging markets revenues decreased $1.0 billion, or 11%, in the first nine months of 2020 to $8.5 billion from $9.5 billion in the first nine months of 2019, reflecting an operational decrease of $596 million, or 6%. Foreign exchange had an unfavorable impact of approximately 5% on emerging markets revenues. The operational decrease in emerging markets was primarily driven by lower revenues for GSK Consumer Healthcare reflecting the July 31, 2019 completion of the Consumer Healthcare joint venture transaction, Lipitor and Norvasc in our Upjohn segment and Sulperazon and Vfend in our Biopharma segment, partially offset by growth from Prevenar 13, Eliquis, Ibrance, Zavicefta, Xalkori and Xeljanz in our Biopharma segment.
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

The following presents information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Medicare rebates(a)	$183	$295	$542	$1,080
Medicaid and related state program rebates(a)	283	503	918	1,531
Performance-based contract rebates(a), (b)	954	923	2,836	2,784
Chargebacks(c)	1,532	1,328	4,319	4,252
Sales allowances(d)	1,247	1,350	3,913	4,164
Sales returns and cash discounts	281	262	823	1,065
Total(e)	$4,479	$4,660	$13,350	$14,875
(a)Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.
(b)Performance-based contract rebates include contract rebates with MCOs within the U.S., including health maintenance organizations and PBMs, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Outside the U.S., performance-based contract rebates include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.
(c)Chargebacks primarily represent reimbursements to U.S. wholesalers for honoring contracted prices to third parties.
(d)Sales allowances primarily represent price reductions that are contractual or legislatively mandated outside the U.S., discounts and distribution fees.
(e)For the three months ended September 27, 2020, associated with the following segments: Biopharma ($3.3 billion) and Upjohn ($1.2 billion). For the three months ended September 29, 2019, associated with the following segments: Biopharma ($3.0 billion), Upjohn ($1.6 billion) and Other ($0.1 billion). For the nine months ended September 27, 2020, associated with the following segments: Biopharma ($9.9 billion) and Upjohn ($3.5 billion). For the nine months ended September 29, 2019, associated with the following segments: Biopharma ($8.7 billion), Upjohn ($5.8 billion) and Other ($0.4 billion).
Total revenue deductions for the third quarter of 2020 decreased 4%, compared to the third quarter of 2019, and total revenue deductions for the first nine months of 2020 decreased 10%, compared to the first nine months of 2019, primarily as a result of:
•a decrease in Medicaid and Medicare rebates, driven by a significant decrease in Lyrica sales in the U.S. due to multi-source generic competition that began in July 2019, partially offset by:
•an increase in chargebacks as a result of higher revenue for certain Biopharma products.
Total revenue deductions in the first nine months of 2020 also decreased as a result of lower sales returns and cash discounts, primarily due to the non-recurrence of a sales return reserve recorded for Lyrica in the prior year in advance of anticipated multi-source generic competition that began in the U.S. in July 2019.
For information on our accruals for Medicare rebates, Medicaid and related state program rebates, performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts, including the balance sheet classification of these accruals, see Note 1C.

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
•Prevnar 13/Prevenar 13 (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$868	$1,008	(14)		$2,143	$2,498	(14)
International	665	595	12	14	1,957	1,770	11	14
Worldwide revenues	$1,534	$1,603	(4)	(3)	$4,100	$4,268	(4)	(2)
The decline in the third quarter of 2020 in the U.S. primarily reflects the unfavorable impact of timing associated with government purchases for the pediatric indication and the impact of the revised adult recommendation from the ACIP, further discussed below, partially offset by the recovery of a portion of the missed doses, resulting from COVID-19-related mobility restrictions or limitations, from the second quarter of 2020. The decline in the U.S. in the first nine months of 2020 was primarily driven by the unfavorable impact of timing associated with government purchases for the pediatric indication, the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations and the impact of the revised adult recommendation from the ACIP.
The operational growth in the third quarter and first nine months of 2020 internationally primarily reflects increased adult uptake in certain international markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China.
On June 26, 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, which means the decision to vaccinate should be made at the individual level between health care providers and their patients, maintaining reimbursement. The recommendation reaffirms that there remains vaccine preventable pneumococcal disease in the population of adults 65 years or older, which may be prevented through direct vaccination. The ACIP’s recommendation was approved by the directors at the CDC and U.S. Department of Health and Human Services, and published by the CDC in the Morbidity and Mortality Weekly Report in the fourth quarter of 2019. The ACIP’s latest recommendation did not have an impact on Prevnar 13 revenues in 2019, due to timing of the Morbidity and Mortality Weekly Report publication. The ACIP’s latest recommendation had a slight unfavorable impact in the third quarter and first nine months of 2020 and is expected to modestly impact future periods.
•Ibrance (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$909	$832	9		$2,689	$2,405	12
International	448	451	(1)	1	1,266	1,273	(1)	3
Worldwide revenues	$1,357	$1,283	6	6	$3,955	$3,677	8	9
The growth in the third quarter and first nine months of 2020 in the U.S. was mainly driven by increased cyclin-dependent kinase (CDK) class penetration and Ibrance’s continued CDK market share leadership in metastatic breast cancer. The operational growth in the third quarter and first nine months of 2020 internationally reflects the continued strong volume growth in most markets, partially offset by pricing pressures in certain developed Europe markets.
•Eliquis alliance revenues and direct sales (Biopharma): Eliquis has been jointly developed and is commercialized by Pfizer and BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis, except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales. We have full commercialization rights in certain smaller markets. BMS supplies the product to us at cost plus a percentage of the net sales to end-customers in these markets. Eliquis is part of the Novel Oral Anticoagulant market; the agents in this class were developed as alternative treatment options to warfarin in appropriate patients.

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$557	$541	3		$2,084	$1,768	18
International	557	484	15	16	1,602	1,353	18	21
Worldwide revenues	$1,114	$1,025	9	9	$3,686	$3,121	18	19
The worldwide operational growth in the third quarter and first nine months of 2020 was primarily driven by continued increased adoption in non-valvular atrial fibrillation as well as oral anti-coagulant market share gains, partially offset by a lower net price due to an increased impact from the Medicare “coverage gap” and unfavorable channel mix in the U.S.
•Xeljanz (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$469	$444	6		$1,213	$1,201	1
International	185	154	20	23	528	434	22	26
Worldwide revenues	$654	$599	9	10	$1,741	$1,634	6	8

U.S. revenue growth in the third quarter and first nine months of 2020 was the result of higher volumes within the RA and PsA indications driven by continued improvements in formulary access, partially offset by increased discounts from recently-signed contracts which were entered into in order to unlock access to additional patient lives. The revenue growth in the U.S. in the first nine months of 2020 was also due to higher volumes in the UC indication driven by continued improvements in formulary access.
The operational growth internationally in the third quarter and first nine months of 2020 was mainly driven by continued uptake in the RA indication and, to a lesser extent, from the recent launch of the UC indication in certain developed markets.
•Lipitor (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$20	$25	(21)		$87	$76	15
International	336	451	(26)	(25)	1,104	1,430	(23)	(21)
Worldwide revenues	$356	$476	(25)	(24)	$1,191	$1,506	(21)	(19)
The worldwide operational decline in the third quarter and first nine months of 2020 primarily reflects significant revenue declines associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion.
•Lyrica (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$43	$200	(78)		$175	$1,924	(91)
International	308	326	(6)	(5)	883	964	(8)	(8)
Worldwide revenues	$352	$527	(33)	(33)	$1,058	$2,888	(63)	(63)
The worldwide decline in the third quarter and first nine months of 2020 was primarily driven by the U.S. due to the expected significantly lower volumes driven by multi-source generic competition that began in the U.S. in July 2019.
•Enbrel (Biopharma, outside the U.S. and Canada):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	321	415	(23)	(21)	1,005	1,285	(22)	(19)
Worldwide revenues	$321	$415	(23)	(21)	$1,005	$1,285	(22)	(19)

The worldwide operational decline in the third quarter and first nine months of 2020 was primarily due to continued biosimilar competition in most developed Europe markets as well as in Japan and Brazil, all of which is expected to continue.
•Vyndaqel/Vyndamax (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$158	$79	*		$431	$87	*
International	193	77	*	*	429	173	*	*
Worldwide revenues	$351	$156	*	*	$859	$259	*	*
The growth in the U.S. in the third quarter and first nine months of 2020 was driven by the launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for the treatment of ATTR-CM. The operational growth in international markets in the third quarter and first nine months of 2020 was primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU.
•Xtandi alliance revenues (Biopharma): Xtandi is being developed and commercialized through a collaboration with Astellas. The two companies share equally in the gross profits (losses) related to U.S. net sales of Xtandi. Subject to certain exceptions, Pfizer and Astellas also share equally all Xtandi commercialization costs attributable to the U.S. market. Pfizer and Astellas also share certain development and other collaboration expenses, and Pfizer receives tiered royalties as a percentage of international Xtandi net sales (recorded in Other (income)/deductions—net).

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$266	$225	18		$741	$594	25
International	—	—	—	—	—	—	—	—
Worldwide revenues	$266	$225	18	18	$741	$594	25	25
The growth in the U.S. in the third quarter and first nine months of 2020 was primarily driven by continued strong demand for Xtandi in the mCRPC and nmCRPC indications, as well as the mCSPC indication, which was approved in the U.S. in December 2019.
•Chantix/Champix (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$185	$227	(19)		$575	$666	(14)
International	38	49	(23)	(22)	153	159	(4)	(1)
Worldwide revenues	$223	$276	(19)	(19)	$728	$825	(12)	(11)
The worldwide operational revenue decline in the third quarter and first nine months of 2020 was driven by the U.S. and primarily reflects expected lower demand resulting from reduced doctor visits, including wellness visits when Chantix is typically prescribed, due to COVID-19-related mobility restrictions or limitations. The decline in the first nine months of 2020 was partially offset by increased demand in Spain as a result of government reimbursement starting in January 2020.
•Sutent (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$56	$64	(13)		$169	$217	(22)
International	146	160	(9)	(6)	448	488	(8)	(5)
Worldwide revenues	$202	$224	(10)	(8)	$616	$704	(13)	(10)
The worldwide operational decline in the third quarter and first nine months of 2020 reflects continued erosion as a result of increased competition in the U.S. and certain international developed markets, partially offset by growth in certain emerging markets.

•Norvasc (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$7	$9	(23)		$23	$30	(23)
International	175	209	(16)	(15)	578	704	(18)	(16)
Worldwide revenues	$183	$219	(17)	(16)	$601	$735	(18)	(16)
The worldwide operational decline in the third quarter and first nine months of 2020 primarily reflects significant revenue declines associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion.
•Inlyta (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$124	$92	34		$372	$185	*
International	71	46	53	55	187	131	43	47
Worldwide revenues	$195	$139	41	41	$559	$316	77	79
The worldwide operational growth in the third quarter and first nine months of 2020 was primarily due to increased demand in the U.S. and certain developed international markets, following the approvals in 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC.
•The Premarin family of products (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$157	$170	(8)		$441	$510	(14)
International	11	11	(7)	(2)	31	32	(4)	—
Worldwide revenues	$168	$182	(8)	(7)	$471	$542	(13)	(13)
The worldwide operational decline in the third quarter and first nine months of 2020 was primarily driven by continued competitive pressures in the U.S., which is expected to continue.
•Inflectra/Remsima (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$88	$77	15		$244	$208	17
International	74	78	(5)	(5)	227	238	(5)	(2)
Worldwide revenues	$162	$155	5	5	$471	$446	6	7
The worldwide operational revenue growth in the third quarter and first nine months of 2020 was primarily driven by steady volume and share growth in the U.S. across hospital channels, clinics and alternate sites of care and switch-to-biosimilar products policies implemented in Canada, partially offset by pricing pressures globally as well as competitive pressures internationally.
While Inflectra has achieved parity access to Remicade® (infliximab) in Medicare Part B, in the U.S., nearly half of all commercial patients are not able to access Inflectra due to exclusionary conduct by J&J. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade violate federal antitrust laws. In June 2019, Pfizer received a Civil Investigative Demand from the FTC seeking documents and information relating to the alleged conduct and market conditions at issue in Pfizer’s lawsuit against J&J. Pfizer understands that the FTC’s investigation is focused on J&J’s alleged conduct at issue in Pfizer’s lawsuit against J&J.

•Sulperazon (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$—	$—	—		$—	$—	—
International	143	163	(12)	(11)	432	505	(14)	(12)
Worldwide revenues	$143	$163	(12)	(11)	$432	$505	(14)	(12)
The international operational decline in the third quarter and first nine months of 2020 was primarily driven by lower demand in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control compared to the prior year periods.
•Celebrex (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$12	$14	(14)		$33	$44	(24)
International	121	166	(27)	(26)	395	482	(18)	(17)
Worldwide revenues	$133	$179	(26)	(25)	$428	$526	(19)	(18)
The worldwide operational decline in the third quarter and first nine months of 2020 was primarily driven by lower volume in Japan, resulting from generic competition which began in June 2020. The first nine months of 2020 were also impacted by pricing pressures and lower volumes in certain emerging markets.
•Xalkori (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$29	$36	(20)		$106	$111	(5)
International	93	94	(1)	1	303	274	11	14
Worldwide revenues	$122	$130	(6)	(5)	$409	$385	6	8
The worldwide operational decline in the third quarter of 2020 was primarily driven by the U.S., as a result of lower demand, partially offset by growth in China, following the impact of inclusion of Xalkori in the 2019 National Reimbursement Drug List (NRDL). The worldwide operational growth in the first nine months of 2020 was primarily driven by China, following the impact of inclusion of Xalkori in the 2019 NRDL.
•Viagra (Upjohn):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$10	$20	(52)		$38	$72	(48)
International	111	99	12	14	305	306	(1)	1
Worldwide revenues	$121	$120	1	3	$342	$379	(10)	(8)
The worldwide operational growth in the third quarter of 2020 was driven primarily by China resulting from COVID-19 recovery, partially offset by continued volume erosion due to multi-source generic competition in the U.S. The worldwide operational decline in the first nine months of 2020 was driven by continued volume erosion due to multi-source generic competition in the U.S., partially offset by continued growth in certain international markets.
•Alliance revenues (Biopharma):

	Three Months Ended				Nine Months Ended
			% Change				% Change
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	Total	Oper.	September 27, 2020	September 29, 2019	Total	Oper.
U.S.	$832	$773	8		$2,850	$2,383	20
International	417	368	13	12	1,186	1,034	15	16
Worldwide revenues	$1,250	$1,141	10	9	$4,036	$3,418	18	18

The worldwide operational growth in the third quarter and first nine months of 2020 was primarily due to increases in Eliquis and Xtandi alliance revenues included in the above discussion.
See Note 14C for information regarding the primary indications or class of the selected products discussed.
See Note 13 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed.
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
A comprehensive update of Pfizer’s development pipeline was published as of October 27, 2020 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
Abrilada (adalimumab-afzb)(c)
A biosimilar to Humira® (adalimumab) for the treatment of certain patients with rheumatoid arthritis, juvenile idiopathic arthritis, PsA, ankylosing spondylitis, adult Crohn's disease, UC and plaque psoriasis
November 2019
(a)Neulasta® is a registered U.S. trademark of Amgen Inc.
(b)Erbitux® is a registered trademark of ImClone LLC.
(c)Humira® is a registered trademark of AbbVie Biotechnology Ltd. Pfizer is working to make Abrilada available to U.S. patients as soon as feasible based on the terms of its agreement with AbbVie. Current plans are to launch Abrilada in 2023.

PENDING U.S. NDAs AND SUPPLEMENTAL FILINGS
PRODUCT	PROPOSED INDICATION	DATE FILED*
abrocitinib (PF-04965842)	Treatment of moderate-to-severe atopic dermatitis	October 2020
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis	August 2020
tanezumab	For patients with chronic pain due to moderate-to-severe osteoarthritis (OA) who have experienced inadequate pain relief with other analgesics, which is being developed in collaboration with Lilly	March 2020
*The date set forth in this column is the date on which the FDA accepted our submission.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
abrocitinib (PF-04965842)	Application filed in the EU for the treatment of moderate-to-severe atopic dermatitis	—	October 2020
Infliximab Pfizer (infliximab)(a)	Application approved in Japan for a biosimilar to Remicade® (Infliximab) for the treatment of ankylosing spondylitis	October 2020	—
Bevacizumab Pfizer (bevacizumab)(b)	Application approved in Japan for a biosimilar to Avastin® (bevacizumab) for the treatment of non-small cell lung cancer	September 2020	—
Rituximab Pfizer (rituximab)(c)	Application approved in Japan for a biosimilar to Rituxan® (rituximab) for the treatment of chronic idiopathic thrombocytopenic purpura	August 2020	—
tanezumab	Application filed in Japan for patients with chronic pain due to moderate-to-severe osteoarthritis (OA) who have experienced inadequate pain relief with other analgesics	—	August 2020
Bosulif (bosutinib)	Application approved in Japan for the first-line treatment of chronic myelogenous leukemia (CML)	June 2020	—
Daurismo (glasdegib)	Application approved in the EU for Daurismo (glasdegib) in combination with low-dose cytarabine, a type of chemotherapy, for the treatment of newly diagnosed (de novo or secondary) AML in adult patients who are not candidates for standard chemotherapy	June 2020	—
Bavencio (avelumab)	Application filed in the EU for first-line maintenance treatment of patients with locally advanced or metastatic urothelial carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	June 2020
Braftovi (encorafenib)(d)	Application approved in the EU for Braftovi (encorafenib) in combination with Erbitux® (cetuximab), for the treatment of adult patients with mCRC with a BRAF mutation, who have received prior systemic therapy, which is being developed in collaboration with the Pierre Fabre Group	June 2020	—
Bavencio (avelumab)	Application filed in Japan for first-line maintenance treatment of patients with locally advanced or metastatic urothelial carcinoma, which is being developed in collaboration with Merck KGaA, Germany	—	May 2020
Ruxience (rituximab)(e)	Application approved in the EU for a biosimilar to MabThera® (rituximab) for the treatment of non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, RA, granulomatosis with polyangiitis and microscopic polyangiitis, and pemphigus vulgaris	April 2020	—
Staquis (crisaborole)	Application approved in the EU for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients from 2 years of age with ≤ 40% body surface area affected	March 2020	—
tanezumab	Application filed in the EU for adult patients with moderate to severe chronic pain associated with OA for whom treatment with NSAIDs and/or an opioid is ineffective, not tolerated or inappropriate	—	March 2020
Braftovi (encorafenib) and Mektovi (binimetinib)	Application filed in Japan for second-or-third-line treatment of BRAF-mutant mCRC in patients who have received prior systemic therapy, which is being developed in collaboration with Ono Pharmaceutical Co., Ltd.	—	March 2020
Vyndaqel (tafamidis free acid)	Application approved in the EU for a once-daily 61 mg oral capsule, for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with cardiomyopathy	February 2020	—
Amsparity (adalimumab)(f)	Application approved in the EU for a biosimilar to Humira® (adalimumab) for the treatment of certain patients with RA, juvenile idiopathic arthritis, axial spondyloarthritis, PsA, psoriasis, hidradenitis suppurativa, Crohn’s disease, UC, uveitis, and pediatric plaque psoriasis	February 2020	—
Xeljanz (tofacitinib)	Application approved in the EU for Xeljanz (tofacitinib) 11 mg prolonged release tablets in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more disease-modifying antirheumatic drugs	December 2019	—
Bavencio (avelumab)	Application approved in Japan for Bavencio (avelumab) in combination with Inlyta (axitinib) for the first-line treatment of advanced RCC, which is being developed in collaboration with Merck KGaA, Germany	December 2019	—
PF-06881894(g)	Application filed in the EU for a potential biosimilar to Neulasta® (pegfilgrastim)	—	October 2019
Xtandi (enzalutamide)	Application filed in the EU for the treatment of metastatic castration-sensitive prostate cancer, which is being developed through a collaboration with Astellas	—	July 2019
*For applications in the EU, the dates set forth in this column are the dates on which the EMA validated our submissions.
(a)Remicade® is a registered trademark of Janssen Biotech, Inc.
(b)Avastin® is a registered trademark of Genentech, Inc.
(c)Rituxan® is a registered trademark of Biogen MA Inc.
(d)Erbitux® is a registered trademark of ImClone LLC.
(e)MabThera® is a registered trademark of F. Hoffman-La Roche AG.
(f)Humira® is a registered trademark of AbbVie Biotechnology Ltd. Pfizer does not currently plan to commercialize Amsparity in the EU due to unfavorable market conditions.
(g)Neulasta® is a registered trademark of Amgen Inc. In September 2020, the EMA’s CHMP adopted a positive opinion recommending the approval of PF-06881894, as a potential biosimilar to Neulasta® (pegfilgrastim).

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	PROPOSED INDICATION
Bavencio (avelumab)	A monoclonal antibody that inhibits PD-L1 for the first-line treatment of stage IIIb/IV non-small cell lung cancer, which is being developed in collaboration with Merck KGaA, Germany
Ibrance (palbociclib)	Treatment of HER2+ advanced breast cancer, in collaboration with the Alliance Foundation Trials, LLC
Lorbrena (lorlatinib)	Treatment of patients with metastatic non-small cell lung cancer whose tumors are ALK-positive as detected by an FDA-approved test
Xeljanz (tofacitinib)	Treatment of ankylosing spondylitis (ex-U.S.)
Xtandi (enzalutamide)	Treatment of non-metastatic castration-sensitive prostate cancer, which is being developed through a collaboration with Astellas
Talzenna (talazoparib)	An oral PARP inhibitor, in combination with Xtandi (enzalutamide), for the treatment of metastatic castration-resistant prostate cancer
In October 2020, we announced that we have stopped the Daurismo (glasdegib) Intensive cohort of the Phase 3 BRIGHT AML 1019 trial evaluating Daurismo in combination with cytarabine and daunorubicin in adults with previously untreated AML. The results of an interim analysis reviewed by an independent Data Monitoring Committee showed the trial was unlikely to achieve statistical significance in the primary endpoint of overall survival. No new safety signals were observed.
In October 2020, we and the German Breast Group announced that the collaborative Ibrance (palbociclib) Phase 3 PENELOPE-B trial did not meet the primary endpoint of improved invasive disease-free survival in women with hormone receptor-positive (HR+), human epidermal growth factor-negative (HER2-) early breast cancer who have residual invasive disease after completing neoadjuvant chemotherapy. No unexpected safety signals were observed.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	PROPOSED INDICATION
aztreonam-avibactam (PF-06947387)	A beta lactam/beta lactamase inhibitor for the treatment of patients with infections caused by Gram-negative bacteria, including those that produce metallo-beta-lactamases, for which there are limited or no treatment options
fidanacogene elaparvovec (PF-06838435)	An investigational gene therapy for the treatment of hemophilia B
Giroctocogene fitelparvovec (SB-525 or PF-07055480)	An investigational gene therapy for moderately severe to severe hemophilia A patients
PF-06482077
A 20-Valent pneumococcal conjugate vaccine for the prevention of invasive pneumococcal disease and pneumonia caused by Streptococcus pneumoniae serotypes covered by the vaccine in adults 18 years of age and older

PF-06482077	A 20-Valent pneumococcal conjugate vaccine for the prevention of invasive pneumococcal disease and pneumonia caused by Streptococcus pneumoniae serotypes covered by the vaccine in infants
PF-06425090	A prophylactic vaccine for prevention of primary clostridioides difficile infection (CDI) in individuals
PF-06886992	Prevention of invasive meningococcal disease caused by Neisseria meningitidis serogroups A,B,C,W and Y in persons one through 25 years of age
PF-06928316	A respiratory syncytial virus (RSV) vaccine for the prevention of RSV disease in young infants through maternal immunization and in older adults through direct immunization
PF-07302048 (BNT162)	A mRNA-based vaccine for the prevention of SARS-CoV-2, the virus that causes COVID-19 disease, in partnership with BioNTech
PF-07265803	An oral inhibitor of p38 mitogen-activated protein kinase for the treatment of patients with symptomatic dilated cardiomyopathy due to a Lamin A/C gene mutation
ritlecitinib (PF-06651600)	A selective dual Janus kinase 3 (JAK3) and Tyrosine kinase Expressed in hepatocellular Carcinoma (TEC) family inhibitor for the treatment of patients with moderate to severe alopecia areata
sasanlimab (PF-06801591)	A monoclonal antibody that inhibits PD-1, in combination with Bacillus Calmette-Guerin (BCG), for the treatment of non-muscle invasive bladder cancer
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in children, which is being developed in collaboration with OPKO
somatrogon (PF-06836922)	A long-acting hGH-CTP for the treatment of growth hormone deficiency in adults, which is being developed in collaboration with OPKO
tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of cancer pain, which is being developed in collaboration with Lilly
Additional product-related programs are in various stages of discovery and development.
Costs and Expenses
The changes in expenses below reflect, among other things, a decline in expenses resulting from the July 31, 2019 completion of the Consumer Healthcare JV transaction with GSK (see Note 2B). In addition, the COVID-19 pandemic impacted certain operating expenses in the third quarter and first nine months of 2020.

Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Cost of sales	$2,529	$2,602	(3)	$7,188	$7,611	(6)
As a percentage of Revenues	20.8%	20.5%		20.0%	19.5%
Cost of sales decreased $73 million in the third quarter of 2020, primarily due to:
•the non-recurrence of a charge for rivipansel in 2019, primarily for inventory manufactured for expected future sale; and
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK, partially offset by:
•the unfavorable impact of foreign exchange and hedging activity on intercompany inventory; and
•the unfavorable impact of incremental costs incurred in response to the COVID-19 pandemic.
Cost of sales decreased $423 million in the first nine months of 2020, primarily due to:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;
•the non-recurrence of a charge for rivipansel in 2019, primarily for inventory manufactured for expected future sale; and
•a favorable impact of foreign exchange,
partially offset by:
•the unfavorable impact of incremental costs incurred in response to the COVID-19 pandemic.
The slight increase in Cost of sales as a percentage of revenues in the third quarter of 2020, compared to the same period in 2019, was primarily due to all of the factors discussed above, as well as lower Lyrica revenues, mainly in the U.S. due to multi-source generic competition that began in July 2019, lower Lipitor and Norvasc revenues due to the VBP program in China and lower Celebrex revenues in Japan due to generic competition that began in June 2020.
The increase in Cost of sales as a percentage of revenues in the first nine months of 2020, compared to the same period in 2019, was primarily due to all of the factors discussed above, as well as lower Lyrica revenues, mainly in the U.S. due to multi-source generic competition that began in July 2019, partially offset by a favorable change in product mix, primarily due to revenue growth in the Oncology portfolio and Vyndaqel, and an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Selling, informational and administrative expenses	$3,016	$3,260	(7)	$8,919	$10,110	(12)
As a percentage of Revenues	24.9%	25.7%		24.8%	25.9%
SI&A expenses decreased $244 million in the third quarter of 2020, primarily due to:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;
•lower spending associated with corporate enabling functions;
•lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic; and
•a decrease in field force expense as well as advertising and promotion expenses, primarily related to Lipitor and Norvasc, due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019, as well as Celebrex in Japan due to generic competition that began in June 2020, and Lyrica in the U.S. due to generic competition that began in July 2019, partially offset by:
•separation costs associated with our planned Upjohn transaction with Mylan, as well as legal entity restructuring costs, and mainly includes consulting, legal, tax and advisory services.

SI&A expenses decreased $1.2 billion in the first nine months of 2020, mostly due to:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK;
•lower spending associated with corporate enabling functions;
•lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic;
•a decrease in field force expense as well as advertising and promotion expenses, primarily related to Lipitor and Norvasc, due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019, as well as Lyrica in the U.S. due to generic competition that began in July 2019, and Celebrex in Japan due to generic competition that began in June 2020;
•lower investments across the Internal Medicine and Inflammation & Immunology portfolios; and
•the favorable impact of foreign exchange,
partially offset by:
•legal entity restructuring, as well as separation costs associated with our planned Upjohn transaction with Mylan, and mainly includes consulting, legal, tax and advisory services; and
•additional investment in emerging markets and in the Oncology portfolio in developed markets.
Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Research and development expenses	$2,360	$2,283	3	$6,216	$5,827	7
As a percentage of Revenues	19.5%	18.0%		17.3%	14.9%

R&D expenses increased $77 million in the third quarter 2020, primarily due to:
•costs related to our collaboration agreement with BioNTech to co-develop a COVID-19 vaccine; and
•an increase in the value of the portfolio performance share grants reflecting the increase in the price of Pfizer’s common stock in the third quarter of 2020, partially offset by:
•the non-recurrence of an upfront payment associated with the acquisition of Therachon in July 2019.
R&D expenses increased $388 million in the first nine months of 2020, mostly due to:
•costs related to our collaboration agreement with BioNTech to co-develop a COVID-19 vaccine, including an upfront payment to BioNTech;
•an upfront payment to Valneva; and
•increased investments towards building new capabilities and driving automation, partially offset by:
•the non-recurrence of an upfront payment associated with the acquisition of Therachon in July 2019.
For additional information on Cost of sales, SI&A and R&D expenses by operating segment, see the “Analysis of Operating Segment Information” section of this MD&A.
Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Amortization of intangible assets	$898	$1,212	(26)	$2,688	$3,578	(25)
As a percentage of Revenues	7.4%	9.6%		7.5%	9.2%

Amortization of intangible assets decreased $313 million in the third quarter of 2020 and $890 million in the first nine months of 2020, primarily due to the non-recurrence of amortization of fully amortized assets and the impairment of Eucrisa in the fourth quarter of 2019, partially offset by an increase in amortization of intangible assets from our acquisition of Array. See Note 2A.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	% Change	Sept. 27, 2020	Sept. 29, 2019	% Change
Restructuring charges/(credits)—acquisition-related costs(a)	$4	$19	(80)	$3	$(196)	*
Restructuring charges/(credits)—cost reduction initiatives(b)	(7)	64	*	389	145	*
Restructuring charges/(credits)	(4)	83	*	392	(50)	*
Transaction costs(c)	—	65	*	14	65	(79)
Integration costs and other(c)	7	217	(97)	29	281	(90)
Restructuring charges and certain acquisition-related costs	4	365	(99)	435	295	47
Net periodic benefit costs	—	9	*	29	19	47
Total additional depreciation—asset restructuring	4	6	(36)	10	29	(64)
Total implementation costs	48	40	21	148	109	36
Costs associated with acquisitions and cost-reduction/productivity initiatives(d)	$56	$420	(87)	$621	$452	38
* Indicates calculation not meaningful or results are equal to or greater than 100%.
(a)Includes employee termination costs, asset impairments and other exit costs associated with business combinations. Charges for the third quarter of 2019 represent employee termination costs related to our acquisition of Array. Credits for the first nine months of 2019 were mostly due to the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple years. See Notes to Consolidated Financial Statements––Note 5D. Tax Matters: Tax Contingencies in our 2019 Financial Report.
(b)Includes employee termination costs, asset impairments and other exit costs not associated with acquisitions. The charges for the first nine months of 2020 primarily represent employee termination costs associated with our Transforming to a More Focused Company program. For the third quarter of 2019, the charges were mainly composed of employee termination costs, and for the first nine months of 2019, the charges were mostly related to employee termination costs and exit costs.
(c)See Note 3.
(d)Comprises Restructuring charges and certain acquisition-related costs as well as costs associated with our cost-reduction/productivity initiatives included in Cost of sales, Research and development expenses, Selling, informational and administrative expenses and/or Other (income)/deductions––net as appropriate. See Note 3.
Transforming to a More Focused Company Program
For a description of our Transforming to a More Focused Company program and anticipated and actual costs, see Note 3. In connection with the corporate enabling functions initiatives, we expect gross cost savings of approximately $900 million to be achieved primarily over the two-year period 2021-2022. In connection with manufacturing network optimization, including legacy cost reduction initiatives, we expect targeted net cost savings of approximately $300 million to be achieved primarily from 2020 through 2022.
Certain qualifying costs associated with this program were recorded in the fourth quarter of 2019 and in the first three quarters of 2020 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.
In addition to this major program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Other (income)/deductions––net	$1,148	$319	*	$507	$537	(6)
* Indicates calculation not meaningful or results are equal to or greater than 100%.
For information about the components of Other (income)/deductions—net, see Note 4.
See also the “Analysis of Operating Segment Information” section of this MD&A.

Provision/(Benefit) for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Provision/(benefit) for taxes on income	$(26)	$3,047	*	$968	$2,566	(62)
Effective tax rate on continuing operations	(1.2)%	28.4%		9.7%	13.4%
* Indicates calculation not meaningful or results are equal to or greater than 100%.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, see Note 5.
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
The following are examples of how the Adjusted income and Adjusted diluted earnings per share measures are utilized:
•senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income and Adjusted diluted earnings per share basis;
•our annual budgets are prepared on an Adjusted income and Adjusted diluted earnings per share basis; and
•senior management’s annual compensation is derived, in part, using Adjusted income and Adjusted diluted earnings per share measures.
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

See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2020 and 2019.
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

Certain Significant Items
Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspects of their nature. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, major non-acquisition-related cost-reduction programs stand on their own as they are specific to an event or goal with a defined term, but we may have subsequent programs based on reorganizations of the business, cost productivity or in response to loss of exclusivity or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be: (i) gains on the completion of joint venture transactions such as the gain on the completion of the GSK Consumer Healthcare joint venture transaction; (ii) gains and losses from equity securities because of their inherent volatility, which we do not control and cannot predict with any level of certainty and because we do not believe that including these gains and losses assists investors in understanding our business or is reflective of our core operations and business; (iii) a major non-acquisition-related restructuring charge and associated implementation costs; (iv) amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; (v) certain intangible asset impairments; (vi) adjustments related to the resolution of certain tax positions; (vii) the impact of adopting certain significant, event-driven tax legislation, such as the TCJA; or (viii) charges related to certain legal matters. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 27, 2020
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,131	$—	$—	$—	$—	$12,131
Cost of sales	2,529	5	—	—	(32)	2,502
Selling, informational and administrative expenses	3,016	(1)	—	—	(147)	2,869
Research and development expenses	2,360	1	—	—	(8)	2,354
Amortization of intangible assets	898	(826)	—	—	—	73
Restructuring charges and certain acquisition-related costs	4	—	(11)	—	7	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	1,148	(4)	—	—	(1,495)	(351)
Income from continuing operations before provision/(benefit) for taxes on income	2,176	823	11	—	1,675	4,685
Provision/(benefit) for taxes on income(b)	(26)	197	3	—	432	606
Income from continuing operations	2,202	626	9	—	1,242	4,079
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	8	—	—	—	—	8
Net income attributable to Pfizer Inc.	2,194	626	9	—	1,242	4,071
Earnings per common share attributable to Pfizer Inc.––diluted	0.39	0.11	—	—	0.22	0.72

	Nine Months Ended September 27, 2020
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$35,961	$—	$—	$—	$—	$35,961
Cost of sales	7,188	14	—	—	(114)	7,088
Selling, informational and administrative expenses	8,919	(1)	—	—	(497)	8,421
Research and development expenses	6,216	4	—	—	(244)	5,976
Amortization of intangible assets	2,688	(2,474)	—	—	—	215
Restructuring charges and certain acquisition-related costs	435	—	(46)	—	(389)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	507	(89)	—	—	(1,316)	(898)
Income from continuing operations before provision/(benefit) for taxes on income	10,014	2,545	46	—	2,554	15,159
Provision/(benefit) for taxes on income(b)	968	564	11	—	602	2,145
Income from continuing operations	9,046	1,981	35	—	1,952	13,014
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc.	9,022	1,981	35	—	1,952	12,989
Earnings per common share attributable to Pfizer Inc.––diluted	1.60	0.35	0.01	—	0.35	2.31

	Three Months Ended September 29, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$12,680	$—	$—	$—	$—	$12,680
Cost of sales	2,602	4	—	—	(147)	2,459
Selling, informational and administrative expenses	3,260	1	—	—	(64)	3,196
Research and development expenses	2,283	1	—	—	(343)	1,940
Amortization of intangible assets	1,212	(1,140)	—	—	—	72
Restructuring charges and certain acquisition-related costs	365	—	(300)	—	(64)	—
(Gain) on completion of Consumer Healthcare JV transaction	(8,087)	—	—	—	8,087	—
Other (income)/deductions––net	319	(6)	—	—	(281)	32
Income from continuing operations before provision/(benefit) for taxes on income	10,727	1,141	300	—	(7,187)	4,981
Provision/(benefit) for taxes on income(b)	3,047	239	58	—	(2,581)	763
Income from continuing operations	7,680	902	242	—	(4,606)	4,218
Discontinued operations––net of tax	4	—	—	(4)	—	—
Net income attributable to noncontrolling interests	4	—	—	—	—	4
Net income attributable to Pfizer Inc.	7,680	902	242	(4)	(4,606)	4,214
Earnings per common share attributable to Pfizer Inc.––diluted	1.36	0.16	0.04	—	(0.82)	0.75

	Nine Months Ended September 29, 2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$39,062	$—	$—	$—	$—	$39,062
Cost of sales	7,611	15	—	—	(196)	7,430
Selling, informational and administrative expenses	10,110	2	(2)	—	(139)	9,971
Research and development expenses	5,827	3	—	—	(372)	5,458
Amortization of intangible assets	3,578	(3,377)	—	—	—	201
Restructuring charges and certain acquisition-related costs	295	—	(150)	—	(145)	—
(Gain) on completion of Consumer Healthcare JV transaction	(8,087)	—	—	—	8,087	—
Other (income)/deductions––net	537	—	—	—	(740)	(203)
Income from continuing operations before provision/(benefit) for taxes on income	19,190	3,357	152	—	(6,495)	16,204
Provision/(benefit) for taxes on income(b)	2,566	685	69	—	(759)	2,560
Income from continuing operations	16,625	2,673	83	—	(5,737)	13,644
Discontinued operations––net of tax	4	—	—	(4)	—	—
Net income attributable to noncontrolling interests	19	—	—	—	—	19
Net income attributable to Pfizer Inc.	16,609	2,673	83	(4)	(5,737)	13,625
Earnings per common share attributable to Pfizer Inc.––diluted	2.92	0.47	0.01	—	(1.01)	2.39
(a)For details of adjustments, see “Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income”.
(b)The effective tax rate on Non-GAAP Adjusted income was 12.9% in the third quarter of 2020, compared to 15.3% in the third quarter of 2019. The effective tax rate on Non-GAAP Adjusted income was 14.1% in the first nine months of 2020, compared to 15.8% in the first nine months of 2019. The decreases were primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019
Purchase accounting adjustments
Amortization, depreciation and other(a)	$829	$1,145	$2,559	$3,372
Cost of sales	(5)	(4)	(14)	(15)
Total purchase accounting adjustments––pre-tax	823	1,141	2,545	3,357
Income taxes(b)	(197)	(239)	(564)	(685)
Total purchase accounting adjustments––net of tax	626	902	1,981	2,673
Acquisition-related items
Restructuring charges/(credits)(c)	4	19	3	(196)
Transaction costs(c)	—	65	14	65
Integration costs and other(c)	7	217	29	281
Additional depreciation––asset restructuring(d)	—	—	—	2
Total acquisition-related items––pre-tax	11	300	46	152
Income taxes(e)	(3)	(58)	(11)	(69)
Total acquisition-related items––net of tax	9	242	35	83
Discontinued operations
Total discontinued operations––net of tax, attributable to Pfizer Inc.(f)	—	(4)	—	(4)
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(g)	(7)	64	389	145
Implementation costs and additional depreciation––asset restructuring(h)	52	46	158	135
Net (gains)/losses recognized during the period on equity securities(i)	73	(3)	(429)	(139)
Certain legal matters, net(i)	38	63	64	72
Certain asset impairments(i)	900	—	900	149
Business and legal entity alignment costs(j)	127	89	416	353
(Gain) on completion of Consumer Healthcare JV transaction(k)	—	(8,087)	(6)	(8,087)
Net losses on early retirement of debt(i)	—	—	—	138
Other(l)	493	641	1,062	738
Total certain significant items––pre-tax	1,675	(7,187)	2,554	(6,495)
Income taxes(m)	(432)	2,581	(602)	759
Total certain significant items––net of tax	1,242	(4,606)	1,952	(5,737)
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,878	$(3,466)	$3,967	$(2,984)
(a)Included primarily in Amortization of intangible assets.
(b)Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(c)Included in Restructuring charges and certain acquisition-related costs. For additional information, see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Note 3.
(d)Included in Selling, informational and administrative expenses for the nine months ended September 29, 2019. Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions related to acquisitions.
(e)Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The first nine months of 2019 include the impact of the non-taxable reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years.
(f)Included in Discontinued operations––net of tax.
(g)Amounts relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related costs (see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and Note 3).
(h)Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Note 3). For the three months ended September 27, 2020, primarily included in Cost of sales ($15 million) and Selling, informational and administrative expenses ($36 million). For the nine months ended September 27, 2020, primarily included in Cost of sales ($46 million) and Selling, informational and administrative expenses ($114 million). For the three months ended September 29, 2019, primarily included in Cost of sales ($20 million) and Selling, informational and administrative expenses ($23 million). For the nine months ended September 29, 2019, included in Cost of sales ($65 million), Selling, informational and administrative expenses ($48 million) and Research and development expenses ($21 million).
(i)Included in Other (income)/deductions—net (see Note 4).
(j)For the three months ended September 27, 2020, primarily included in Cost of sales ($19 million) and Selling, informational and administrative expenses ($102 million) and primarily represents separation costs associated with our planned Upjohn transaction with Mylan, as well as legal entity restructuring costs, and mainly includes consulting, legal, tax and advisory services. For the nine months ended September 27, 2020, included in Cost of sales ($64 million), Research and development expenses ($15 million) and Selling, informational and administrative expenses ($337 million) and primarily represents legal entity restructuring costs, as well as separation costs associated with our planned Upjohn transaction with Mylan, and mainly includes consulting, legal, tax and advisory services. For the three and nine months ended September 29, 2019, primarily included in Other (income)/deductions––net and represented incremental costs associated with the design, planning and implementation of our new organizational structure, effective in the beginning of 2019, and primarily included consulting, legal, tax and advisory services.
(k)Included in (Gain) on completion of Consumer Healthcare JV transaction (see Note 2B).
(l)For the three months ended September 27, 2020, primarily included in Other (income)/deductions––net. For the first nine months of 2020, primarily included in Selling, informational and administrative expenses ($46 million), Research and development expenses ($231 million) and Other (income)/deductions––net ($781 million). For the three months ended September 29, 2019, included in Cost of sales ($128 million), Selling, informational and administrative expenses ($39 million), Research and development expenses ($340 million) and Other (income)/deductions––net ($134 million). For the first nine months of 2019, included in Cost of sales ($130 million), Selling, informational and administrative expenses ($80 million), Research and development expenses ($351 million) and Other (income)/deductions––net ($178 million). The third quarter and first nine months of 2020 include, among other things, the following charges recorded in Other (income)/deductions––net: (i) $220 million for foreign exchange remeasurement and interest expense related to debt issued by a subsidiary of Upjohn in the second quarter of 2020 and (ii) $167 million of settlement losses within the U.S. Pfizer Consolidated Pension Plan. The first nine months of 2020 also includes (i) charges of $297 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture, partially offset by gains from the divestiture of certain of the joint venture’s brands recorded by the GSK Consumer Healthcare joint venture, and our write-off and amortization of equity method basis differences primarily related to those brand divestitures and to inventory and (ii) upfront payments of $130 million to Valneva and $72 million to BioNTech, which were both recorded to Research and development expenses. The third quarter and first nine months of 2019 include, among other things, (i) a $337 million charge in Research and development expenses related to our acquisition of Therachon and (ii) a $127 million charge in Cost of sales related to rivipansel, primarily for inventory manufactured for expected future sale. In addition, the third quarter of 2019 includes charges of $161 million, primarily in Other (income)/deductions––net ($121 million) and Selling, informational and administrative expenses ($39 million) and the first nine months of 2019 include charges of $223 million, primarily in Other (income)/deductions––net ($146 million) and Selling, informational and administrative expenses ($76 million), for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity associated with the formation of the GSK Consumer Healthcare joint venture.
(m)Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. The third quarter and first nine months of 2020 were favorably impacted by tax benefits associated with intangible asset impairment charges of $900 million related to Biopharma IPR&D acquired in connection with our Array acquisition. The third quarter and first nine months of 2019 were unfavorably impacted by the tax expense associated with the gain related to the completion of the Consumer Healthcare joint venture transaction with GSK. The first nine months of 2019 were favorably impacted primarily by a benefit of approximately $1.4 billion, representing tax and interest, resulting from a favorable settlement of a U.S. IRS audit for multiple tax years, as well as a tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA.
Analysis of Operating Segment Information

The following tables and associated notes provide additional information about the performance of each of our two reportable operating segments—Biopharma and Upjohn, and our Consumer Healthcare operating segment through July 31, 2019. See the “Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy—Organizing for Growth” section of this MD&A and Note 14.

Acquisitions and other business development activities completed in 2019 and in the first nine months of 2020, including the contribution of our Consumer Healthcare business to the GSK Consumer Healthcare joint venture, impacted financial results in the periods presented. For additional information, see Notes to Consolidated Financial Statements—Note 1A. Basis of Presentation and Significant Accounting Policies: Basis of Presentation in our 2019 Financial Report, and Note 2.

The following summarizes revenue and cost information by reportable operating segment and a reconciliation of that information to our condensed consolidated statements of income:
	Third Quarter of 2020
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$10,215	$1,916	$—	$12,131	$—	$12,131
Cost of sales	1,883	560	60	2,502	27	2,529
% of revenue	18.4%	29.2%	*	20.6%	*	20.8%
Selling, informational and administrative expenses	1,513	299	1,057	2,869	148	3,016
Research and development expenses	228	58	2,067	2,354	6	2,360
Amortization of intangible assets	71	—	1	73	826	898
Restructuring charges and certain acquisition-related costs	—	—	—	—	4	4
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(287)	(10)	(54)	(351)	1,499	1,148
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	6,807	1,009	(3,131)	4,685	(2,509)	2,176
* Indicates calculation not meaningful or result is equal to or greater than 100%.

	Nine Months Ended September 27, 2020
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$30,017	$5,944	$—	$35,961	$—	$35,961
Cost of sales	5,371	1,563	155	7,088	100	7,188
% of revenue	17.9%	26.3%	*	19.7%	*	20.0%
Selling, informational and administrative expenses	4,492	859	3,070	8,421	498	8,919
Research and development expenses	630	169	5,178	5,976	240	6,216
Amortization of intangible assets	213	1	2	215	2,474	2,688
Restructuring charges and certain acquisition-related costs	—	—	—	—	435	435
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(6)	(6)
Other (income)/deductions––net	(874)	(15)	(9)	(898)	1,405	507
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	20,186	3,367	(8,395)	15,159	(5,145)	10,014

	Third Quarter of 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$9,952	$2,351	$377	$12,680	$—	$12,680
Cost of sales	1,750	544	164	2,459	143	2,602
% of revenue	17.6%	23.1%	*	19.4%	*	20.5%
Selling, informational and administrative expenses	1,590	365	1,241	3,196	64	3,260
Research and development expenses	227	59	1,655	1,940	343	2,283
Amortization of intangible assets	71	—	—	72	1,140	1,212
Restructuring charges and certain acquisition-related costs	—	—	—	—	365	365
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(8,087)	(8,087)
Other (income)/deductions––net	(193)	—	226	32	287	319
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	6,506	1,384	(2,909)	4,981	5,746	10,727

	Nine Months Ended September 29, 2019
(MILLIONS OF DOLLARS)	Biopharma(a)	Upjohn(a)	Other(b)	Non-GAAP Adjusted(c)	Reconciling Items(d)	GAAP Reported
Revenues	$28,429	$8,535	$2,098	$39,062	$—	$39,062
Cost of sales	5,124	1,632	674	7,430	181	7,611
% of revenue	18.0%	19.1%	*	19.0%	*	19.5%
Selling, informational and administrative expenses	4,791	1,087	4,093	9,971	139	10,110
Research and development expenses	591	173	4,694	5,458	369	5,827
Amortization of intangible assets	201	1	—	201	3,377	3,578
Restructuring charges and certain acquisition-related costs	—	—	—	—	295	295
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	(8,087)	(8,087)
Other (income)/deductions––net	(738)	7	528	(203)	740	537
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	18,461	5,635	(7,891)	16,204	2,986	19,190
(a)Amounts represent the revenues and costs managed by each of the Biopharma and Upjohn reportable operating segments for the periods presented. The expenses generally include only those costs directly attributable to the operating segment.

(b)Other comprises the revenues and costs included in our Adjusted income components (see footnote (c) below) that are managed outside Biopharma and Upjohn and includes the following:

	Third Quarter of 2020
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	—	1	—	59	60
Selling, informational and administrative expenses	41	—	109	906	1,057
Research and development expenses	896	887	6	279	2,067
Amortization of intangible assets	—	—	—	1	1
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	1	—	—	(54)	(54)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(937)	(887)	(115)	(1,192)	(3,131)

	Nine Months Ended September 27, 2020
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$—	$—	$—
Cost of sales	(1)	1	—	155	155
Selling, informational and administrative expenses	109	—	323	2,638	3,070
Research and development expenses	2,120	2,385	17	655	5,178
Amortization of intangible assets	—	—	—	2	2
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	3	—	1	(13)	(9)
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(2,231)	(2,386)	(341)	(3,437)	(8,395)

	Third Quarter of 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$377	$—	$377
Cost of sales	—	—	113	51	164
Selling, informational and administrative expenses	34	—	263	943	1,241
Research and development expenses	591	834	19	211	1,655
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(9)	1	—	234	226
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(616)	(835)	(19)	(1,439)	(2,909)

	Nine Months Ended September 29, 2019
	Other Business Activities
(MILLIONS OF DOLLARS)	WRDM(i)	GPD(ii)	Other(iii)	Corporate and Other Unallocated(iv)	Total
Revenues	$—	$—	$2,098	$—	$2,098
Cost of sales	—	1	663	9	674
Selling, informational and administrative expenses	84	—	1,058	2,951	4,093
Research and development expenses	1,671	2,324	82	618	4,694
Amortization of intangible assets	—	—	—	—	—
Restructuring charges and certain acquisition-related costs	—	—	—	—	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—
Other (income)/deductions––net	(11)	—	—	538	528
Income/(loss) from continuing operations before provision/(benefit) for taxes on income	(1,744)	(2,326)	294	(4,116)	(7,891)
(i)WRDM—the R&D and Medical expenses managed by our WRDM organization, which is generally responsible for research projects for our Biopharma portfolio until proof-of-concept is achieved and then for transitioning those projects to the GPD organization for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. The WRDM organization also has responsibility for certain science-based and other platform-services organizations, which provide end-to-end technical expertise and other services to the various R&D projects, as well as the Worldwide Medical and Safety group, which ensures that Pfizer provides all stakeholders––including patients, healthcare providers, pharmacists, payers and health authorities––with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.
(ii)GPD––the costs associated with our GPD organization, which is generally responsible for clinical trials from WRDM in the Biopharma portfolio, including late stage portfolio spend. GPD also provides technical support and other services to Pfizer R&D projects. GPD is responsible for facilitating all regulatory submissions and interactions with regulatory agencies.
(iii)Other—the operating results of our Consumer Healthcare business, through July 31, 2019, and costs associated with other commercial activities not managed as part of Biopharma or Upjohn, including all strategy, business development, portfolio management and valuation capabilities, which previously had been reported in various parts of the organization.
(iv)Corporate and Other Unallocated––the costs associated with corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement), patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing (which include manufacturing variances associated with production) and commercial operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs. Corporate and Other Unallocated also includes our share of earnings from the GSK Consumer Healthcare joint venture and other charges related to the GSK Consumer Healthcare joint venture, primarily representing our pro-rata share of restructuring and business combination accounting charges recorded by the GSK Consumer Healthcare joint venture.
We recognized the following amounts in Cost of sales related to forward-exchange contracts designated as cash flow hedges of a portion of our foreign exchange-denominated forecasted intercompany inventory sales (see Note 7E):
•a $34 million net gain in the third quarter of 2020;
•a $184 million net gain in the first nine months of 2020;
•a $66 million net gain in the third quarter of 2019; and
•a $169 million net gain in the first nine months of 2019.
(c)See the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A for a definition of these “Adjusted Income” components.
(d)Includes costs associated with (i) purchase accounting adjustments; (ii) acquisition-related costs; and (iii) certain significant items, which are substantive and/or unusual, and in some cases recurring, items (such as gains on the completion of joint venture transactions, restructuring charges, legal charges or gains and losses from equity securities), that are evaluated on an individual basis by management. For additional information about these reconciling items and/or our Non-GAAP adjusted measure of performance, see the “Non-GAAP Financial Measure (Adjusted Income)” section of this MD&A.
Third Quarter of 2020 vs. Third Quarter of 2019
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $263 million, or 3%, to $10.2 billion in the third quarter of 2020 from $10.0 billion in the third quarter of 2019, reflecting an operational increase of $349 million, or 4%, partially offset by the unfavorable impact of foreign exchange of $86 million, or 1%.

The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the three months ended September 29, 2019	$9,952

Operational growth/(decline):
Continued growth from certain key brands(a)	235
Higher revenues for Biosimilars, primarily driven by recent oncology biosimilar launches in the U.S. and other global markets and continued growth from Retacrit, primarily in the U.S.	188
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	154
Higher revenues for Inlyta, primarily due to increased demand in the U.S. and certain developed international markets, following the approvals in 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	57
Decreased revenue for the Hospital business, primarily in emerging markets and driven by lower demand for certain anti-infective products in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control	(90)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(87)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., reflecting the unfavorable impact of timing associated with government purchases for the pediatric indication and the impact of the revised adult recommendation from the ACIP, partially offset by the recovery of a portion of the missed doses from the second quarter of 2020, resulting from COVID-19-related mobility restrictions or limitations. The decline in the U.S. was partially offset by continued strong pediatric uptake in China as well as increased adult uptake in certain international markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic	(55)
Other operational factors, net	(54)
Operational growth, net	349
Unfavorable impact of foreign exchange	(86)
Biopharma Revenues increase	263
Biopharma Revenues, for the three months ended September 27, 2020	$10,215
(a)Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.
Total Biopharma revenues from emerging markets decreased $98 million, or 5%, to $1.9 billion in the third quarter of 2020 from $2.0 billion in the third quarter of 2019, reflecting operational growth of $25 million, or 1%. Foreign exchange had an unfavorable impact of 6% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Eliquis, Ibrance and Prevenar 13, partially offset by certain products in the Hospital business, primarily Zithromax and Vfend.
Costs and Expenses
•Cost of sales as a percentage of Revenues increased 0.8 percentage points, driven by an unfavorable impact of foreign exchange and an increase in royalty expenses based on the mix of products sold.
•The increase in Cost of sales of 8% was mainly driven by an increase in sales volumes for various products and an unfavorable impact of foreign exchange, as well as an increase in royalty expense based on the mix of products sold, partially offset by a favorable change in product mix.
•The decrease in Selling, informational and administrative expenses of 5% was mostly driven by lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic, lower investments across the Internal Medicine portfolio, and a favorable impact of foreign exchange, partially offset by additional investment in emerging markets and in the Inflammation & Immunology portfolio.
•Research and development expenses were relatively flat.
•The favorable change in Other (income)/deductions––net includes, among other things, an increase in royalty-related income, the non-recurrence of an asset impairment charge in 2019, and an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights.
Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $435 million, or 18%, to $1.9 billion in the third quarter of 2020 from $2.4 billion in the third quarter of 2019, reflecting an operational decrease of $416 million, or 18%, and the unfavorable impact of foreign exchange of $18 million, or 1%.

The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the three months ended September 29, 2019	$2,351

Operational growth/(decline):
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(174)
Declines in revenues for Lipitor and Norvasc, reflecting significant revenue declines associated with the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	(150)
Decline in revenues for Celebrex driven by lower volume in Japan, resulting from generic competition which began in June 2020	(45)
Other operational factors, net	(46)
Operational decline, net	(416)
Unfavorable impact of foreign exchange	(18)
Upjohn Revenues decrease	(435)
Upjohn Revenues, for the three months ended September 27, 2020	$1,916
Total Upjohn revenues from emerging markets decreased $183 million, or 19%, to $772 million in the third quarter of 2020 from $955 million in the third quarter of 2019, reflecting an operational decline of $159 million, or 17%. Foreign exchange had an unfavorable impact of 3% on total Upjohn revenues from emerging markets. The operational decrease in emerging markets was primarily driven by Lipitor and Norvasc in China.
Costs and Expenses
•Cost of sales as a percentage of Revenues increased 6.1 percentage points, driven by lower Lyrica revenues, primarily in the U.S. due to multi-source generic competition that began in July 2019, lower Lipitor and Norvasc revenues due to the volume-based procurement (VBP) program in China, which was initially implemented in March 2019 and expanded nationwide beginning in December 2019, and lower Celebrex revenues in Japan due to generic competition that began in June 2020, as well as an unfavorable impact of foreign exchange, partially offset by lower royalty expense for Lyrica due to its U.S. patent expiration.
•The increase in Cost of sales of 3% was mainly driven by an unfavorable impact of foreign exchange.
•Selling, informational and administrative expenses decreased 18% driven by a decrease in field force expense as well as advertising and promotion expenses, primarily related to Lipitor and Norvasc, due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019, as well as Celebrex in Japan due to generic competition that began in June 2020 and Lyrica in the U.S. due to generic competition that began in July 2019.
•Research and development expenses and Other (income)/deductions––net were relatively unchanged.
First Nine Months of 2020 vs. First Nine Months of 2019
Biopharma Operating Segment
Revenues
Biopharma Revenues increased $1.6 billion, or 6%, to $30.0 billion in the first nine months of 2020 from $28.4 billion in the first nine months of 2019, reflecting an operational increase of $2.0 billion, or 7%, and an unfavorable impact of foreign exchange of $431 million, or 2%.

The following provides an analysis of the increase in Biopharma worldwide Revenues:

(MILLIONS OF DOLLARS)
Biopharma Revenues, for the nine months ended September 29, 2019	$28,429

Operational growth/(decline):
Continued growth from certain key brands(a)	1,047
Higher revenues for the rare disease business driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for ATTR-CM; and in international markets, primarily driven by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU	508
Higher revenues for Biosimilars, primarily driven by recent oncology biosimilar launches in the U.S. and other global markets and continued growth from Retacrit, primarily in the U.S.	378
Higher revenues for Inlyta, primarily due to increased demand in the U.S. and certain developed international markets, following the approvals in 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	248
Higher revenues for Xtandi primarily driven by continued strong demand in the mCRPC and nmCRPC indications as well as the mCSPC indication, which was approved in the U.S. in December 2019	146
Higher revenues for the Hospital business in the U.S., primarily driven by increased demand for certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients as well as continued growth from Panzyga following its November 2018 U.S. launch, partially offset by lower demand for certain anti-infective products in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control	123
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(246)
Decline in Prevnar 13/Prevenar 13 revenues primarily in the U.S., driven by the unfavorable impact of timing associated with government purchases for the pediatric indication, the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations and the impact of the revised adult recommendation from the ACIP. The decline in the U.S. was partially offset by increased adult uptake in certain international markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China	(102)
Other operational factors, net	(84)
Operational growth, net	2,019
Unfavorable impact of foreign exchange	(431)
Biopharma Revenues increase	1,588
Biopharma Revenues, for the nine months ended September 27, 2020	$30,017
(a)Certain key brands represent Ibrance, Eliquis and Xeljanz. See the “Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion” section of this MD&A for product analysis information.
Total Biopharma revenues from emerging markets increased $45 million, or 1%, to $6.0 billion in the first nine months of 2020 from $5.9 billion in the first nine months of 2019, reflecting operational growth of $404 million, or 7%. Foreign exchange had an unfavorable impact of 6% on total Biopharma revenues from emerging markets. The operational increase in emerging markets was primarily driven by Prevenar 13, Eliquis, Ibrance, Zavicefta, Xalkori and Xeljanz, partially offset by Sulperazon and Vfend.
Costs and Expenses
•Cost of sales as a percentage of Revenues was relatively flat.
•The increase in Cost of sales of 5% was mainly driven by an increase in sales volumes for various products and an increase in royalty expenses based on the mix of products sold, as well as an unfavorable change in product mix, partially offset by a favorable impact of foreign exchange.
•The decrease in Selling, informational and administrative expenses of 6% was mostly driven by lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic, lower investments across the Internal Medicine and Inflammation & Immunology portfolios, and a favorable impact of foreign exchange, partially offset by additional investment in emerging markets and in the Oncology portfolio in developed markets.
•The increase in Research and development expenses of 6% was mainly related to increased medical spending, primarily for Oncology, Internal Medicine, and Rare Disease.
•The favorable change in Other (income)/deductions––net includes, among other things, an increase in income from collaborations, out-licensing arrangements and sales of compound/product rights and an increase in royalty-related income.

Upjohn Operating Segment
Revenues
Upjohn Revenues decreased $2.6 billion, or 30%, to $5.9 billion in the first nine months of 2020 from $8.5 billion in the first nine months of 2019, reflecting an operational decrease of $2.5 billion, or 29%, and the unfavorable impact of foreign exchange of $84 million, or 1%.
The following provides an analysis of the decrease in Upjohn worldwide Revenues:

(MILLIONS OF DOLLARS)
Upjohn Revenues, for the nine months ended September 29, 2019	$8,535

Operational decline:
Lower worldwide revenues for Lyrica, primarily in the U.S., reflecting the expected significantly lower volumes associated with multi-source generic competition that began in July 2019	(1,829)
Declines in revenues for Lipitor and Norvasc, primarily resulting from the VBP program in China, which was initially implemented in certain cities in March 2019, and expanded nationwide beginning in December 2019, resulting in significant volume and price erosion	(404)
Decline in revenues for Celebrex driven by lower volume in Japan, resulting from generic competition which began in June 2020 and by pricing pressures and lower volumes in certain emerging markets	(94)
Decline in revenues for Revatio driven by lower U.S. Oral Suspension formulation sales and pricing pressures due to multi-source generic competition	(58)
Other operational factors, net	(121)
Operational decline, net	(2,507)
Unfavorable impact of foreign exchange	(84)
Upjohn Revenues decrease	(2,591)
Upjohn Revenues, for the nine months ended September 27, 2020	$5,944
Total Upjohn revenues from emerging markets decreased $490 million, or 17%, to $2.5 billion in the first nine months of 2020 from $3.0 billion in the first nine months of 2019, reflecting an operational decline of $406 million. or 14%, and the unfavorable impact of foreign exchange of 3% on total Upjohn revenues from emerging markets. The operational decline in emerging markets was primarily driven by Lipitor and Norvasc in China.
Costs and Expenses
•Cost of sales as a percentage of Revenues increased 7.2 percentage points, driven by lower Lyrica revenues, primarily in the U.S. due to multi-source generic competition that began in July 2019, lower Lipitor and Norvasc revenues due to the VBP program in China, which was initially implemented in March 2019 and expanded nationwide beginning in December 2019, and lower Celebrex revenues primarily in Japan due to generic competition that began in June 2020, as well as an unfavorable impact of foreign exchange, partially offset by lower royalty expense for Lyrica due to its U.S. patent expiration.
•The decrease in Cost of sales of 4% was mainly driven by lower royalty expense and a decrease in sales volume primarily due to the Lyrica patent expiration and multi-source generic competition that began in the U.S. in July 2019.
•Selling, informational and administrative expenses decreased 21% driven by a decrease in field force expense as well as advertising and promotion expenses, primarily related to Lipitor and Norvasc, due to the VBP program in China, which was initially implemented in certain cities in March 2019 and expanded nationwide beginning in December 2019, as well as Lyrica in the U.S. due to generic competition that began in July 2019 and Celebrex in Japan due to generic competition that began in June 2020.
•Research and development expenses and Other (income)/deductions––net were relatively unchanged.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 27, 2020	September 29, 2019	% Change
Cash provided by/(used in):
Operating activities	$8,778	$8,819	—
Investing activities	(12,601)	(1,112)	*
Financing activities	4,138	(6,045)	*
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(39)	(41)	(5)
Net increase in Cash and cash equivalents and restricted cash and cash equivalents	$277	$1,620	(83)
* Calculation not meaningful or results are equal to or greater than 100%.

Operating Activities
The decrease in net cash provided by operating activities is driven by an increase in benefit plan contributions and the lower contribution from the Consumer Healthcare business as a result of the July 31, 2019 completion of the Consumer Healthcare joint venture transaction with GSK, partially offset by the upfront cash payment associated with our acquisition of Therachon in the third quarter of 2019.
The change in Other adjustments, net primarily reflects an increase in equity method dividends received and the Upjohn Euro bond remeasurement, partially offset by increases in net unrealized gains on equity securities, an increase in equity income, and an increase in accreted interest on debt discount.
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
Other changes in assets and liabilities, net of acquisitions and divestitures reflects changes in the normal course of business, primarily in trade accounts payable, other current and noncurrent assets, and other current and noncurrent liabilities. This line item also reflects the non-recurrence of a non-cash favorable settlement of an IRS audit for multiple tax years in 2019.
Investing Activities
The increase in net cash used in investing activities was mostly attributable to:
•a $19.0 billion increase in net purchases of short-term investments with original maturities of three months or less, largely due to the $11.4 billion of proceeds from the Upjohn long-term debt issuances in the second quarter of 2020, which were invested in money market funds (see Note 7D and Note 7A); and
•a $4.7 billion increase in purchases of short-term investments with original maturities of greater than three months, partially offset by:
•the cash used to acquire Array, net of cash acquired, of $10.9 billion in the third quarter of 2019.
Financing Activities
The change in net cash provided by/(used in) financing activities was primarily attributable to:
•an increase in issuances of long-term debt of $11.8 billion (see Note 7D);
•a decrease in purchases of common stock of $8.9 billion; and
•lower repayments on long-term debt of $3.3 billion,
partially offset by:
•the $3.5 billion net payments on short-term borrowings in the first nine months of 2020, compared to $10.1 billion net proceeds raised from short-term borrowings in the first nine months of 2019.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We continue our efforts to improve cash inflows through working capital efficiencies. We target specific areas of focus including accounts receivable, inventories, accounts payable, and other working capital, which allows us to optimize our operating cash flows. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future, which can include, among others:
•the working capital requirements of our operations, including our R&D activities;
•investments in our business;
•dividend payments and potential increases in the dividend rate;
•share repurchases;
•the cash requirements associated with our cost-reduction/productivity initiatives;
•paying down outstanding debt;
•contributions to our pension and postretirement plans; and
•business-development activities.

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
Selected Measures of Liquidity and Capital Resources

The following presents certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS)	September 27, 2020	December 31, 2019
Selected financial assets(a):
Cash and cash equivalents	$1,587	$1,305
Short-term investments	8,912	8,525
Restricted short-term investments	11,413	—
Long-term investments, excluding private equity securities at cost	2,279	2,258
	24,191	12,088
Debt:
Short-term borrowings, including current portion of long-term debt	13,363	16,195
Long-term debt	49,785	35,955
	63,148	52,150
Selected net financial liabilities	$(38,957)	$(40,062)

Working capital(b)	$13,585	$(4,501)
Ratio of current assets to current liabilities	1.40:1	0.88:1
(a)See Note 7 for a description of certain assets held and for a description of credit risk related to our financial instruments held.
(b)The increase in working capital was primarily due to:
•an increase mainly driven by operating cash flow generation and the long-term debt issuances discussed below, partially offset by debt repayment and capital expenditures; and
•the timing of accruals, cash receipts and payments in the ordinary course of business.
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
In March 2020, we:
•completed a public offering of $1.25 billion aggregate principal amount of senior unsecured sustainability notes. The proceeds were initially used to repay outstanding commercial paper and subsequently will be used to help manage our environmental impact and support increased patient access to our medicines and vaccines, especially among underserved populations, and strengthen healthcare systems; and
•repurchased at par all $1.065 billion principal amount outstanding of senior unsecured notes that were due in 2047 before the maturity date, which did not have a material impact on our condensed consolidated financial statements.
For additional information, see Note 7D.
For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.
Agreement to Combine Upjohn with Mylan
In connection with our agreement to combine Upjohn with Mylan to form a new company, Viatris, discussed in the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business Development Initiatives” section of this MD&A, in June 2020, Upjohn Inc. (i) incurred $11.4 billion of debt in the Upjohn Debt Transactions, (ii) entered into a revolving credit agreement for up to $4 billion, $1.5 billion of which will be available in a single draw at or around the closing of the combination of Upjohn with Mylan for the sole purpose of funding the cash payment of $12 billion by Upjohn Inc. to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Upjohn Inc. and (iii) entered into a $600 million delayed draw term loan agreement. Immediately prior to the proposed distribution to Pfizer’s stockholders of all of the issued and outstanding shares of Upjohn Inc.’s common stock held by Pfizer (the Distribution), Upjohn Inc. will make a cash distribution of $12 billion to Pfizer. The proceeds of the revolving credit agreement, term loan agreement and the Upjohn Debt Transactions will be used to fund the $12 billion cash distribution from Upjohn Inc. to Pfizer prior to the Distribution. In the interim, the $11.4 billion of proceeds from the Upjohn Debt Transactions were invested by Upjohn Inc. in money market funds and classified as Restricted short-term investments in the condensed consolidated balance sheet as of September 27, 2020. Upon completion of the Upjohn Debt Transactions on June 23, 2020, the commitments under the senior unsecured $12 billion bridge facility were fully terminated. Pfizer has guaranteed the notes in the Upjohn Debt Transactions, and such guarantees will automatically and unconditionally terminate without the consent of holders of the notes upon the Distribution. Upjohn Inc. has guaranteed the notes issued by Upjohn Finance B.V., and Upjohn Inc. will remain a guarantor of such notes post Distribution. Following the separation, Upjohn Inc. and Upjohn Finance B.V., as applicable, will remain the obligor with respect to all of the aforementioned debt. See Note 7D.
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

The following summarizes the current ratings assigned by these rating agencies to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Commercial Paper	Pfizer Long-Term Debt	Outlook/Watch	Date of Last Rating Change
	Rating	Rating
Moody’s	P-1	A1	Under Review for Downgrade	October 2009
S&P	A-1+	AA-	CreditWatch Negative	July 2019
Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of September 27, 2020, we had access to a total of $11 billion in U.S. revolving credit facilities consisting of a $7 billion facility expiring in 2024 and a $4 billion facility expiring in September 2021, which may be used to support our commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $604 million in lines of credit, of which $574 million expire within one year. Of these total lines of credit, $11.6 billion were unused as of September 27, 2020.

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

For guarantees and indemnifications information, see Note 13B.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

At September 27, 2020, our remaining share-purchase authorization was approximately $5.3 billion, with no repurchases in the first nine months of 2020 and no repurchases currently planned for the remainder of 2020. See Notes to Consolidated Financial Statements––Note 12. Equity in our 2019 Financial Report for more information on our publicly announced share-purchase plans, including our accelerated share repurchase agreements.

Dividends on Common Stock

For quarterly cash dividend information, see Note 11.
Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our businesses. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s Board of Directors and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. Also, Pfizer expects that immediately following the closing of the proposed transaction to combine Upjohn with Mylan, the combined dividend dollar amount received by Pfizer shareholders, based upon the combination of continued Pfizer ownership and approximately 0.12 shares of the new company (Viatris) expected to be granted for each Pfizer share in a spin-off, will equate to Pfizer’s dividend amount in effect immediately prior to closing.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of September 27, 2020
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
The new guidance provides the following optional expedients:
1.Simplify accounting analyses under current U.S. GAAP for contract modifications.
2.Simplify the assessment of hedge effectiveness and allow hedging relationships affected by reference rate reform to continue.
3.Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.
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
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates, as well as the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new clinical data and further analyses of existing clinical data;
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval from regulators, which will depend on myriad factors, including such regulator making a determination as to whether a product’s benefits outweigh its known risks and a determination of the product’s efficacy; regulatory decisions impacting labeling, manufacturing processes, safety and/or other matters; and recommendations by technical or advisory committees, such as ACIP, that may impact the use of our vaccines;
•the speed with which regulatory authorizations, pricing approvals and product launches may be achieved;
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could result in the loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of, a product that could affect its availability or commercial potential, such as the update to the U.S. and EU prescribing information for Xeljanz;
•the success and impact of external business-development activities, including the ability to identify and execute on potential business development opportunities, the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all, the ability to realize the anticipated benefits of any such transactions in the anticipated timeframe or at all; and the potential need to obtain additional equity or debt financing to pursue these opportunities, which could result in increased leverage and impact our credit ratings;
•competitive developments, including the impact on our competitive position of new product entrants, in-line branded products, generic products, private label products, biosimilars and product candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;
•the implementation by the FDA and regulatory authorities in certain countries of an abbreviated legal pathway to approve biosimilar products, which could subject our biologic products to competition from biosimilar products, with attendant competitive pressures, after the expiration of any applicable exclusivity period and patent rights;
•risks related to our ability to develop and commercialize biosimilars, including risks associated with “at risk” launches, defined as the marketing of a product by Pfizer before the final resolution of litigation (including any appeals) brought by a third party alleging that such marketing would infringe one or more patents owned or controlled by the third party, and access challenges for our biosimilar products where our product may not receive appropriate formulary access or remains in a disadvantaged position relative to the innovator product;
•the ability to meet competition from generic, branded and biosimilar products after the loss or expiration of patent protection for our products or competitor products;
•the ability to successfully market both new and existing products domestically and internationally;
•difficulties or delays in manufacturing, sales or marketing, including delays caused by natural events, such as hurricanes; supply disruptions, shortages or stock-outs at our facilities; and legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, recall of a product, delays or denials of product approvals, import bans or denial of import certifications;
•the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results, including due to travel limitations and government-mandated work-from-home or shelter-in-place orders, manufacturing disruptions or delays, supply chain interruptions, including challenges related to reliance on third-party suppliers, disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials, decreased product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries resulting in fewer new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures, further reduced product demand as a result of increased unemployment, challenges presented by reallocating human capital, R&D, manufacturing and other resources to assist in responding to the pandemic without disruption to our operations, costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission, increased supply chain costs and additional R&D costs incurred in our efforts to develop a potential vaccine and treatment for COVID-19, challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals, interruptions or delays in the operations of certain regulatory authorities, which may delay the approvals of new products we are developing, potential label expansions for existing products and the launch of newly-approved products, potential increased cyber incidents such as phishing, social engineering and malware attacks, and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines, each of which may also amplify the impact of the other factors listed in this section;
•uncertainties related to our efforts to develop a potential treatment or vaccine for COVID-19, including uncertainties related to the risk that our development programs may not be successful, commercially viable or receive approval or Emergency Use Authorization from regulatory authorities, risks associated with preliminary data, including the possibility of unfavorable new preclinical or clinical trial data and further analyses of existing preclinical or clinical trial data that may be inconsistent with the data used for selection of the BNT162b2 vaccine candidate and dose level for the Phase 2/3 study, the risk that clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities, whether and when additional data from the BNT162 mRNA vaccine program will be published in scientific journal publications and, if so, when and with what modifications, disruptions in the relationships between us and our collaboration partners or third-party suppliers, the risk that other companies may produce superior or competitive products, the risk that demand for any products may no longer exist, risks related to the availability of raw materials to manufacture any such products, challenges related to our vaccine candidate’s ultra-low temperature formulation and attendant storage, distribution and administration requirements, including risks related to handling after delivery by Pfizer, the risk that we may not be able to successfully develop non-frozen formulations, the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19, the risk that we may not be able to create or scale up manufacturing capacity on a timely basis or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine candidate within the projected time periods indicated, and other challenges and risks associated with the pace of our vaccine development program, and pricing and access challenges for such products, including in the U.S.;
•trade buying patterns;
•the impact of existing and future legislation and regulatory provisions on product exclusivity;
•trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or favorable formulary placement for our products;
•the impact of any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•the impact of any U.S. healthcare reform or legislation, including any replacement, repeal, modification or invalidation of some or all of the provisions of the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, intellectual property, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; patient out-of-pocket costs for medicines, manufacturer prices and/or price increases that could result in new mandatory rebates and discounts or other pricing restrictions; general budget control actions; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; revisions to reimbursement of biopharmaceuticals under government programs; restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals; or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines; as well as pricing pressures for our products as a result of highly competitive insurance markets;
•legislation or regulatory action in markets outside the U.S., including China, affecting pharmaceutical product pricing, intellectual property, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets;
•the exposure of our operations outside the U.S. to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes;
•contingencies related to actual or alleged environmental contamination;
•any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;
•legal defense costs, insurance expenses and settlement costs;
•the risk of, and costs associated with, an adverse decision or settlement and the adequacy of reserves related to legal proceedings, including patent litigation, such as claims that our patents are invalid and/or do not cover the product of the generic drug manufacturer or where one or more third parties seeks damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial, environmental, government investigations, employment and other legal proceedings, including various means for resolving asbestos litigation, as well as tax issues;
•the risk that our currently pending or future patent applications may not be granted, or be granted on a timely basis, or any patent-term extensions that we seek may not be granted on a timely basis, if at all;
•our ability to protect our patents and other intellectual property, both domestically and internationally, including against claims of invalidity that could result in loss of exclusivity, such as claims related to our Lyrica patents in Japan, and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce intellectual property related to our medicines, including potential vaccines and treatments for COVID-19;
•interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;
•governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals, including further clarifications and/or interpretations of or changes to the TCJA enacted in 2017;
•any significant issues involving our largest wholesale distributors, which account for a substantial portion of our revenues;
•the possible impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain on our revenues and on patient confidence in the integrity of our medicines;
•uncertainties based on the formal change in relationship between the U.K. government and the EU, which could have implications on our research, commercial and general business operations in the U.K. and the EU, including the approval and supply of our products;
•any significant issues that may arise related to the outsourcing of certain operational and staff functions to third parties, including with regard to quality, timeliness and compliance with applicable legal or regulatory requirements and industry standards;
•any significant issues that may arise related to our joint ventures and other third-party business arrangements;
•further clarifications and/or changes in interpretations of existing laws and regulations, or changes in laws and regulations, in the U.S. and other countries, including changes in U.S. generally accepted accounting principles;
•uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our customers, suppliers and lenders and counterparties to our foreign-exchange and interest-rate agreements of challenging global economic conditions and recent and possible future changes in global financial markets; the related risk that our allowance for doubtful accounts may not be adequate; and the risks related to volatility of our income due to changes in the market value of equity investments;
•any changes in business, political and economic conditions due to actual or threatened terrorist activity or civil unrest in the U.S. and other parts of the world, and related U.S. military action overseas;
•growth in costs and expenses;

•changes in our product, segment and geographic mix;
•the impact of purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items;
•the impact of product recalls, withdrawals and other unusual items;
•the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;
•the impact of, and risks and uncertainties related to, acquisitions and divestitures, such as the acquisition of Array, our transaction with GSK which combined our respective consumer healthcare businesses into a new consumer healthcare joint venture and our agreement to combine Upjohn with Mylan to create a new global pharmaceutical company, Viatris, including, among other things, risks related to the satisfaction of the conditions to closing to any pending transaction (including the failure to obtain any necessary shareholder and regulatory approvals) in the anticipated timeframe or at all and the possibility that such transaction does not close; the ability to realize the anticipated benefits of those transactions, including the possibility that the expected cost savings and/or accretion from certain of those transactions will not be realized or will not be realized within the expected time frame; the risk that the businesses will not be integrated successfully; negative effects of the announcement or the consummation of the transaction on the market price of Pfizer’s common stock, Pfizer’s credit ratings and/or Pfizer’s operating results; disruption from the transactions making it more difficult to maintain business and operational relationships; risks related to our ability to grow revenues for certain acquired products; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the transaction, other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange and interest rates, changes in tax and other laws, regulations, rates and policies, future business combinations or disposals; competitive developments; and as it relates to the Consumer Healthcare JV with GSK, the possibility that a future separation of the joint venture as an independent company via a demerger of GSK’s equity interest to GSK’s shareholders and a listing of the joint venture on the U.K. equity market may not occur; and
•the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, including the reorganization of our commercial operations in 2019, as well as any other corporate strategic initiatives, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption.
We cannot guarantee that any forward-looking statement will be realized. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors are cautioned not to put undue reliance on forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects.

Additional discussion regarding certain risks, uncertainties and assumptions described above, as well as other material risks to our business, is included under the heading entitled “Risk Factors” in Part I, Item 1A, of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. These risks could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We incorporate that section of the 2019 Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 13A. in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
COVID-19 PANDEMIC
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others, impacts due to travel limitations and government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays; supply chain interruptions, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials; decreased product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries resulting in fewer new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures; further reduced product demand as a result of increased unemployment; challenges presented by reallocating human capital, R&D, manufacturing and other resources to assist in responding to the pandemic without disruption to our operations; costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission; increased supply chain costs and additional R&D costs incurred in our efforts to develop a vaccine and treatment for COVID-19; challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals; interruptions or delays in the operations of certain regulatory authorities, which may delay the approvals of new products we are developing, potential label expansions for existing products and the launch of newly-approved products; potential increased cyber incidents such as phishing, social engineering and malware attacks; challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action, by various stakeholders or governments that could potentially result in us not seeking intellectual property protection for, licensing or agreeing not to enforce our intellectual property rights related to our medicines, including potential vaccines and treatments for COVID-19; and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines.

We also face uncertainties related to our efforts to develop a potential treatment or vaccine for COVID-19, including uncertainties related to the risk that our development programs may not be successful, commercially viable or receive approval or Emergency Use Authorization from regulatory authorities; risks associated with preliminary data, including the possibility of unfavorable new preclinical or clinical trial data and further analyses of existing preclinical or clinical trial data that may be inconsistent with the data used for selection of the BNT162b2 vaccine candidate and dose level for the Phase 2/3 study; the risk that clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether and when additional data from the BNT162 mRNA vaccine program will be published in scientific journal publications and, if so, when and with what modifications; disruptions in the relationships between us and our collaboration partners or third-party suppliers; the risk that other companies may produce superior or competitive products; the risk that demand for any products we may develop may no longer exist; risks related to the availability of raw materials to manufacture any such products; challenges related to our vaccine candidate’s ultra-low temperature formulation and attendant storage, distribution and administration requirements, including risks related to handling after delivery by Pfizer; the risk that we may not be able to successfully develop non-frozen formulations; the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19; the risk that we may not be able to create or scale up manufacturing capacity on a timely basis or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine candidate within the projected time periods indicated, and other challenges and risks associated with the pace of our vaccine development program; and pricing and access challenges for such products, including in the U.S.
Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risks that we identify in the “Risk Factors” section of our 2019 Form 10-K, which could materially adversely affect our business, operations and financial condition and results.
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
For additional information on how the COVID-19 pandemic has already impacted our business, operations and financial condition and results, see the “Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Third Quarter 2020 and First Nine Months of 2020 Performance––Revenues” and “––The Global Economic Environment” sections of the MD&A of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during the third quarter of 2020(a):

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(a)
June 29 through July 26, 2020	21,706	$33.47	—	$5,292,881,709
July 27 through August 23, 2020	18,025	$38.34	—	$5,292,881,709
August 24 through September 27, 2020	4,978	$37.71	—	$5,292,881,709
Total	44,709	$35.90	—
(a)See the Notes to Consolidated Financial Statements––Note 12. Equity in our 2019 Financial Report, which is incorporated by reference.
(b)Represents shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1	-	Amendment No. 3, dated as of September 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Separation and Distribution Agreement).
Exhibit 15	-	Accountants’ Acknowledgment.
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	November 5, 2020	/s/ Jennifer Damico
Jennifer Damico, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)