Form 10-K
period 2020-12-31
PFIZER INC
filed 2021-02-25
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large Accelerated filer ☒              Accelerated filer ☐                 Non-accelerated filer  ☐         Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2020, was approximately $169 billion. This excludes shares of common stock held by directors and executive officers at June 28, 2020. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 23, 2021 was 5,577,629,491 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III

DEFINED TERMS
Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. The financial information included in our consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the year ended November 30 for each year presented. Pfizer's fiscal year-end for U.S. subsidiaries is as of and for the year ended December 31 for each year presented. References to “Notes” in this Form 10-K are to the Notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. We also have used several other terms in this Form 10-K, most of which are explained or defined below.

2018 Financial Report	Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018
Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2020
Proxy Statement	Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2020
AbbVie	AbbVie Inc.
ABO	Accumulated benefit obligation represents the present value of the benefit obligation earned through the end of the year but does not factor in future compensation increases
ACA (also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
Akcea	Akcea Therapeutics, Inc.
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AML	Acute Myeloid Leukemia
Anacor	Anacor Pharmaceuticals, Inc.
AOCI	Accumulated Other Comprehensive Income
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Bain Capital	Bain Capital Private Equity and Bain Capital Life Sciences
Biogen	Biogen Inc.
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BMS	Bristol-Myers Squibb Company
BNT162b2	Pfizer-BioNTech COVID-19 Vaccine
BOD	Board of Directors
BRCA	BReast CAncer susceptibility gene
CAR T	chimeric antigen receptor T cell
CDC	U.S. Centers for Disease Control and Prevention
Cellectis	Cellectis S.A.
Cerevel	Cerevel Therapeutics, LLC
cGMPs	current Good Manufacturing Practices
CIAS	cognitive impairment associated with schizophrenia
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
CMA	conditional marketing authorization
CStone	CStone Pharmaceuticals
DEA	U.S. Drug Enforcement Agency
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, Australia, South Korea and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, Australia, South Korea and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Africa, the Middle East, Central Europe and Turkey
EPS	earnings per share
ESOP	employee stock ownership plan
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration

Pfizer Inc.	2020 Form 10-K	i

FFDCA	U.S. Federal Food, Drug and Cosmetic Act
GAAP	Generally Accepted Accounting Principles
GDFV	grant-date fair value
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
Hospira	Hospira, Inc.
Ionis	Ionis Pharmaceuticals, Inc.
IPR&D	in-process research and development
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
IV	intravenous
J&J	Johnson & Johnson
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LDL	low density lipoprotein
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
mRNA	messenger ribonucleic acid
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation Inc.)
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020
Myovant	Myovant Sciences Ltd.
NAV	net asset value
NDA	new drug application
nmCRPC	non-metastatic castration-resistant prostate cancer
NMPA	National Medical Product Administration in China
NYSE	New York Stock Exchange
OTC	over-the-counter
PBM	pharmacy benefit manager
PBO	Projected benefit obligation; represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases
PCPP	Pfizer Consolidated Pension Plan
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PMDA	Pharmaceuticals and Medical Device Agency in Japan
PsA	psoriatic arthritis
QCE	quality consistency evaluation
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ROU	right of use
Sandoz	Sandoz, Inc., a division of Novartis AG
S&P	Standard & Poor’s
SEC	U.S. Securities and Exchange Commission
Servier	Les Laboratoires Servier SAS
Shire	Shire International GmbH
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Teva	Teva Pharmaceuticals USA, Inc.
Therachon	Therachon Holding AG

Pfizer Inc.	2020 Form 10-K	ii

Upjohn Business	Pfizer’s global, primarily off-patent branded and generics business, which includes a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
VAI	Voluntary Action Indicated
Valneva	Valneva SE
VBP	volume-based procurement
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
WRDM	Worldwide Research, Development and Medical
This Form 10-K includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.
Some amounts in this Form 10-K may not add due to rounding. All percentages have been calculated using unrounded amounts. All trademarks mentioned are the property of their owners.
FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-K contains forward-looking statements. We also provide forward-looking statements in other materials we release to the public, as well as public oral statements. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions.
We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates.
We include forward-looking information in our discussion of the following, among other topics:
•our anticipated operating and financial performance, reorganizations, business plans and prospects;
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, post-approval clinical trial results and other developing data that become available, revenue contribution, growth, performance, timing of exclusivity and potential benefits;
•strategic reviews, capital allocation objectives, dividends and share repurchases;
•plans for and prospects of our acquisitions, dispositions and other business development activities, and our ability to successfully capitalize on these opportunities;
•sales, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings;
•expectations for impact of or changes to existing or new government regulations or laws;
•our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war and other large-scale crises; and
•manufacturing and product supply.
In particular, forward-looking information in this Form 10-K includes statements relating to specific future actions and effects, including, among others, our efforts to respond to COVID-19, including our development of a vaccine to help prevent COVID-19, the forecasted revenue contribution of BNT162b2 and the potential number of doses that we and BioNTech believe can be delivered; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2021; the expected charges and/or costs in connection with the spin-off of the Upjohn Business and its combination with Mylan; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; our planned capital spending; the expectations for our quarterly dividend payments; and the expected benefit payments and employer contributions for our benefit plans.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in this Form 10-K.
Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in this Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below or in the Item 1A. Risk Factors section in this Form 10-K, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:

Pfizer Inc.	2020 Form 10-K	iii

Risks Related to Our Business, Industry and Operations, and Business Development:
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates, as well as the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data;
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval from regulators on a timely basis or at all; regulatory decisions impacting labeling, manufacturing processes, safety and/or other matters; the impact of recommendations by technical or advisory committees; and the timing of pricing approvals and product launches;
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could impact marketing approval, product labeling, and/or availability or commercial potential, including uncertainties regarding the commercial or other impact of the results of the Xeljanz ORAL Surveillance (A3921133) study or any potential actions by regulatory authorities based on analysis of ORAL Surveillance or other data;
•the success and impact of external business development activities, including the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which could result in increased leverage and/or a downgrade of our credit ratings; challenges integrating the businesses and operations; disruption to business and operations relationships; risks related to growing revenues for certain acquired products; significant transaction costs; and unknown liabilities;
•competition, including from new product entrants, in-line branded products, generic products, private label products, biosimilars and product candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;
•the ability to successfully market both new and existing products, including biosimilars;
•difficulties or delays in manufacturing, sales or marketing; supply disruptions, shortages or stock-outs at our facilities; and legal or regulatory actions;
•the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results;
•risks and uncertainties related to our efforts to develop a vaccine to help prevent COVID-19 and potential treatments for COVID-19, as well as challenges related to their manufacturing, supply and distribution;
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
•the impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain;
•any significant issues related to the outsourcing of certain operational and staff functions to third parties; and any significant issues related to our JVs and other third-party business arrangements;
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
•any changes in business, political and economic conditions due to actual or threatened terrorist activity, civil unrest or military action;
•the impact of product recalls, withdrawals and other unusual items;
•trade buying patterns;
•the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;
•the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, as well as any other corporate strategic initiatives, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption;
Risks Related to Government Regulation and Legal Proceedings:
•the impact of any U.S. healthcare reform or legislation or any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, intellectual property, reimbursement or access or restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive insurance markets;
•legislation or regulatory action in markets outside of the U.S., including China, affecting pharmaceutical product pricing, intellectual property, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets;
•the exposure of our operations outside of the U.S. to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes;

Pfizer Inc.	2020 Form 10-K	iv

•legal defense costs, insurance expenses, settlement costs and contingencies, including those related to actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and the adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation;
•governmental laws and regulations affecting our operations, including, without limitation, changes in laws and regulations or their interpretation, including, among others, changes in taxation requirements;
Risks Related to Intellectual Property, Technology and Security:
•any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•our ability to protect our patents and other intellectual property, including against claims of invalidity that could result in LOE and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce intellectual property related to our products, including our vaccine to help prevent COVID-19 and potential treatments for COVID-19.

Pfizer Inc.	2020 Form 10-K	v

PART I

ITEM 1.	BUSINESS
ABOUT PFIZER

Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sales and distribution of biopharmaceutical products worldwide. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

Most of our revenues come from the manufacture and sale of our products, principally biopharmaceutical products, and to a lesser extent, from alliance agreements, under which we co-promote products discovered or developed by other companies or us. We believe that our medicines and vaccines provide significant value for healthcare providers and patients, through improved treatment of diseases, improvements in health, wellness and productivity as well as by reducing other healthcare costs, such as emergency room or hospitalization. We seek to enhance the value of our medicines and vaccines and actively engage in dialogues about how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We seek to maximize patient access and evaluate our pricing arrangements and contracting methods with payers to minimize adverse impact on our revenues within the current legal and pricing structures.

We are committed to fulfilling our purpose: Breakthroughs that change patients’ lives. By doing so, we expect to create value for the patients we serve and for our colleagues and shareholders. Pfizer’s growth strategy is driven by five “Bold Moves” that help us deliver breakthroughs for patients and create value for shareholders and other stakeholders:

1.Unleash the power of our people;
2.Deliver first-in-class science;
3.Transform our go-to-market model;
4.Win the digital race in pharma; and
5.Lead the conversation.

We are committed to strategically capitalizing on growth opportunities by advancing our own product pipeline and maximizing the value of our existing products, as well as through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our business.

Following (i) the recent spin-off and combination of the Upjohn Business (which was our global, primarily off-patent branded and generics business) with Mylan, which created a new global pharmaceutical company, Viatris, in November 2020 and (ii) the formation of the Consumer Healthcare JV in 2019, we saw the culmination of Pfizer’s transformation into a more focused, innovative science-based biopharmaceutical products business.

Our significant recent business development activities in 2020 include: (i) the April 2020 agreement with BioNTech to develop, manufacture and commercialize an mRNA-based coronavirus vaccine program, BNT162, aimed at preventing COVID-19, (ii) the June 2020 agreement to co-develop and commercialize Valneva’s Lyme disease vaccine candidate, VLA15, (iii) the September 2020 entry into a strategic collaboration with CStone to develop and commercialize a PD-L1 antibody, sugemalimab, and to bring additional oncology assets to China, (iv) the November 2020 spin-off and combination of the Upjohn Business with Mylan, and (v) the December 2020 entry into a collaboration with Myovant to jointly develop and commercialize relugolix in advanced prostate cancer and women’s health in the U.S. and Canada. For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Note 2.

In 2020, our business, operations and financial condition and results were impacted by the COVID-19 pandemic. To confront the public health challenge posed by the pandemic, we have made some important advances, including, among others, the development of a vaccine to help prevent COVID-19. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 Pandemic section within MD&A and the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —COVID-19 Pandemic sections in this Form 10-K.
COMMERCIAL OPERATIONS

In 2020, we managed our commercial operations through a global structure consisting of two businesses—Biopharma, and, through November 16, 2020, Upjohn, each led by a single manager.

On November 16, 2020, we completed the spin-off and combination of the Upjohn Business with Mylan. Following the combination, we now operate as a focused innovative biopharmaceutical company engaged in the discovery, development, manufacturing, marketing, sales and distribution of biopharmaceutical products worldwide. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business are reflected as discontinued operations for all periods presented. Prior-period information has been restated to reflect our current organizational structure following the separation of the Upjohn Business. In 2019, Consumer Healthcare, which was our OTC medicines business, was

Pfizer Inc.	2020 Form 10-K	1

combined with GSK’s consumer healthcare business to form a consumer healthcare JV in which we own a 32% equity stake. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Notes 1A and 2C.

Our business includes the following therapeutic areas and key products:

Therapeutic Area	Description	Key Products
Internal Medicine	Includes innovative brands from two therapeutic areas, Cardiovascular Metabolic and Pain, as well as regional brands.	Eliquis*, Chantix/Champix* and the Premarin family
Oncology	Includes innovative oncology brands of biologics, small molecules, immunotherapies and biosimilars across a wide range of cancers.	Ibrance*, Xtandi*, Sutent*, Inlyta, Retacrit, Lorbrena and Braftovi
Hospital	Includes our global portfolio of sterile injectable and anti-infective medicines, as well as Pfizer CentreOne, our contract manufacturing and active pharmaceutical ingredient sales operation.	Sulperazon, Medrol, Zithromax, Vfend and Panzyga
Vaccines
Includes innovative vaccines across all ages—infants, adolescents and adults—in pneumococcal disease, meningococcal disease, tick-borne encephalitis and COVID-19, with a pipeline focus on infectious diseases with significant unmet medical need.
Prevnar 13/Prevenar 13 (pediatric/adult)*, Nimenrix, FSME/IMMUN-TicoVac, Trumenba and the Pfizer-BioNTech COVID-19 vaccine
Inflammation & Immunology	Includes innovative brands and biosimilars for chronic immune and inflammatory diseases.	Xeljanz*, Enbrel (outside the U.S. and Canada)*, Inflectra and Eucrisa/Staquis
Rare Disease	Includes innovative brands for a number of therapeutic areas with rare diseases, including amyloidosis, hemophilia and endocrine diseases.	Vyndaqel/Vyndamax*, BeneFIX and Genotropin
*Each of Prevnar 13/Prevenar 13, Ibrance, Eliquis, Xeljanz and Enbrel recorded direct product and/or Alliance revenues of more than $1 billion in 2020, 2019 and 2018. Each of Xtandi and Vyndaqel/Vyndamax recorded direct product and/or Alliance revenues of more than $1 billion in 2020, Chantix/Champix recorded direct product revenues of more than $1 billion in 2019 and 2018 and Sutent recorded direct product revenues of more than $1 billion in 2018. Eliquis includes Alliance revenues and direct sales.

For additional information on the key operational revenue drivers of our business, see the Analysis of the Consolidated Statements of Income section within MD&A. For a discussion of the risks associated with our dependence on certain of our major products, see the Item 1A. Risk Factors—Concentration section in this Form 10-K.
COLLABORATION AND CO-PROMOTION

We use collaboration and/or co-promotion arrangements to enhance our development, R&D, sales and distribution of certain biopharmaceutical products, which include, among others, the following:
•Pfizer-BioNTech COVID-19 Vaccine (BNT162b2) is an mRNA-based coronavirus vaccine to help prevent COVID-19 which is being jointly developed and commercialized with BioNTech. Pfizer and BioNTech will equally share the costs of development for the BNT162 program. BNT162b2 has now been granted a CMA, EUA or temporary authorization in more than 50 countries worldwide. We will also share gross profits equally from commercialization of BNT162b2 and are working jointly with BioNTech in our respective territories to commercialize the vaccine worldwide (excluding China, Hong Kong, Macau and Taiwan), subject to regulatory authorizations or approvals market by market. For discussion on BNT162b2, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 Pandemic section within MD&A.
•Eliquis (apixaban) is part of the Novel Oral Anticoagulant market and was jointly developed and commercialized with BMS as an alternative treatment option to warfarin in appropriate patients. We fund between 50% and 60% of all development costs depending on the study, and profits and losses are shared equally except in certain countries where we commercialize Eliquis and pay a percentage of net sales to BMS. In certain smaller markets we have full commercialization rights and BMS supplies the product to us at cost plus a percentage of the net sales to end-customers.
•Xtandi (enzalutamide) is an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells that is being developed and commercialized in collaboration with Astellas. We share equally in the gross profits and losses related to U.S. net sales and also share equally all Xtandi commercialization costs attributable to the U.S. market, subject to certain exceptions. In addition, we share certain development and other collaboration expenses. For international net sales we receive royalties based on a tiered percentage.
•Bavencio (avelumab) is a human anti-programmed death ligand-1 (PD-L1) antibody that is being developed and commercialized in collaboration with Merck KGaA. We jointly fund the majority of development and commercialization costs and split profits equally related to net sales generated from any products containing avelumab.
•Orgovyx (relugolix) is an oral gonadotropin-releasing hormone (GnRH) receptor antagonist approved by the FDA for the treatment of adult patients with advanced prostate cancer that is being developed and commercialized with Myovant. The companies are also collaborating on relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in women’s health. The companies will equally share profits and allowable expenses in the U.S. and Canada for Orgovyx and the relugolix combination tablet, with Myovant bearing our share of allowable expenses up to a maximum of $100 million in 2021 and up to a maximum of $50 million in 2022. Myovant will remain responsible for regulatory interactions and drug supply and continue to lead clinical development for the relugolix combination tablet.

Revenues associated with these arrangements are included in Alliance revenues (except in certain markets where we have direct sales and except for the majority of revenues for BNT162b2, which are included as direct product revenues). In addition, we have collaboration arrangements for the development and commercialization of certain pipeline products that are in development stage, including, among others, with Lilly to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain and cancer pain, under which the companies share equally the ongoing development costs and, if successful, will co-commercialize and share equally in profits and certain expenses in the U.S., while Pfizer will be responsible for commercialization activities and costs outside the U.S., with Lilly having the right to

Pfizer Inc.	2020 Form 10-K	2

receive certain tiered royalties outside the U.S. For further discussion of collaboration and co-promotion agreements, see the Item 1A. Risk Factors—Collaborations and Other Relationships with Third Parties section in this Form 10-K and Notes 2 and 17.
RESEARCH AND DEVELOPMENT

R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the therapies that may be the most impactful for patients. The discovery and development of drugs and biological products are time consuming, costly and unpredictable. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their effectiveness and ease of dosing and by discovering potential new indications.

Our R&D Priorities and Strategy. Our R&D priorities include:
•delivering a pipeline of highly differentiated medicines and vaccines where we have a unique opportunity to bring the most important new therapies to patients in need;
•advancing our capabilities that can position us for long-term R&D leadership; and
•advancing new models for partnerships with creativity, flexibility and urgency to deliver innovation to patients as quickly as possible.

To that end, our R&D primarily focuses on our main therapeutic areas.

While a significant portion of our R&D is internal, we also seek promising chemical and biological lead molecules and innovative technologies developed by others to incorporate into our discovery and development processes or projects, as well as our product lines. We do so by entering into collaboration, alliance and license agreements with universities, biotechnology companies and other firms as well as through acquisitions and investments. We also have arrangements with third parties that fund a portion of the development costs of one or more of our pipeline products in exchange for rights to receive future payments, such as milestone-based, revenue sharing, or profit-sharing payments or royalties. These collaboration, alliance, license and funding agreements and investments allow us to share knowledge, risk and cost. They also enable us to access external scientific and technological expertise, as well as provide us the opportunity to advance our own products and in-licensed or acquired products. For information on certain of these collaborations, alliances, license and funding arrangements and investments, see Note 2.

Our R&D Operations. In 2020, we continued to strengthen our global R&D operations and pursue strategies to improve R&D productivity to achieve a sustainable pipeline that is positioned to deliver value in the near term and over time. Our R&D activity is conducted through various platform functions that operate in parallel within our global operations, including the following:
•WRDM. Research units are generally responsible for research and early-stage development assets for our business (assets that have not yet achieved proof-of-concept) and are organized by therapeutic area to enhance flexibility, cohesiveness and focus. We can rapidly redeploy resources within a research unit and between various projects to leverage, as necessary, common skills, expertise or focus.
•GPD. GPD is a unified center for clinical development and regulatory activities that is generally responsible for the clinical development strategy and operational execution of clinical trials for both early-stage assets in the WRDM portfolio as well as late-stage assets in our portfolio.
•Science-based platform-services organizations. These organizations provide technical expertise and other services to various R&D projects, and are organized into science-based functions (which are part of our WRDM organization) such as Pharmaceutical Sciences and Medicine Design. These organizations allow us to react more quickly and effectively to evolving needs by sharing resources among projects, candidates and targets across therapeutic areas and phases of development. Another platform-service organization is the Worldwide Medical and Safety (WMS) group, which includes worldwide safety surveillance, medical information and the Chief Medical Office. The WMS group provides patients, healthcare providers, pharmacists, payers and health authorities with complete and up-to-date information about the risks and benefits associated with Pfizer’s R&D programs and marketed products so they can make appropriate decisions on how and when to use our products.

We manage R&D operations on a total-company basis through our platform functions described above. Specifically, the Portfolio Strategy & Investment committee, comprised of senior executives, is accountable for aligning resources among all of our WRDM, GPD and R&D projects and for seeking to ensure optimal capital allocation across the innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility.
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

In 2020, the R&D organization within Upjohn supported the off-patent branded and generic established medicines and managed its resources separately from the WRDM and GPD organizations. Following the spin-off and combination of the Upjohn Business with Mylan to create Viatris, we have agreed to provide certain transition services to Viatris including support for R&D, pharmacovigilance and safety surveillance.

For additional information, see the Costs and Expenses—Research and Development (R&D) Expenses section within MD&A.

Pfizer Inc.	2020 Form 10-K	3

Our R&D Pipeline. The process of drug and biological product discovery from initiation through development and to potential regulatory approval is lengthy and can take more than ten years. As of February 2, 2021, we had the following number of projects in various stages of R&D:
Development of a single compound is often pursued as part of multiple programs. While our drug candidates may or may not receive regulatory approval, new candidates entering clinical development phases are the foundation for future products. Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Analysis of the Consolidated Statements of Income—Product Developments section within MD&A. For information on the risks associated with R&D, see the Item 1A. Risk Factors—Research and Development section of this Form 10-K.
INTERNATIONAL OPERATIONS

Our operations are conducted globally, and we sell our products in over 125 countries. Emerging markets are an important component of our strategy for global leadership, and our commercial structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets. Urbanization and the rise of the middle class in emerging markets provide potential growth opportunities for our products.

Revenues from operations outside the U.S. of $20.2 billion accounted for 48% of our total revenues in 2020. Revenues exceeded $500 million in each of 8, 10 and 10 countries outside the U.S. in 2020, 2019 and 2018, respectively. By total revenues, China and Japan are our two largest national markets outside the U.S. For a geographic breakdown of revenues, see the Analysis of the Consolidated Statements of Income—Revenues by Geography section within MD&A and the table captioned Geographic Information in Note 17A.
Our international operations are subject to risks inherent in carrying on business in other countries. For additional information, see the Item 1A. Risk Factors—Global Operations and Item 1. Business—Government Regulation and Price Constraints sections in this Form 10-K.
SALES AND MARKETING

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In the U.S., we primarily sell our vaccines products directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery networks. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. A portion of our government contracts are subject to renegotiation or termination of contracts or subcontracts at the discretion of a government entity. We seek to gain access for our products on healthcare authority and PBM formularies, which are lists of approved medicines available to members of the PBMs. PBMs use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions. We may also work with payers on disease management programs that help to develop tools and materials to educate patients and physicians on key disease areas. For information on our largest biopharmaceutical wholesalers, see Note 17B.

Pfizer Inc.	2020 Form 10-K	4

We promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers; MCOs that provide insurance coverage, such as hospitals, Integrated Delivery Systems, PBMs and health plans; and employers and government agencies who hire MCOs to provide health benefits to their employees. We also market directly to consumers in the U.S. through direct-to-consumer advertising that seeks to communicate the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues and our patient assistance programs.
PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

Patents. We own or license a number of patents covering pharmaceutical and other products, their uses, formulations, and product manufacturing processes.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The scope of protection afforded by a patent can vary from country to country and depends on the patent type, the scope of its patent claims and the availability of legal remedies. Patent term extensions (PTE) may be available in some countries to compensate for a loss of patent term due to delay in a product’s approval due to the regulatory requirements. One of the primary considerations in limiting our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products, although international and U.S. free trade agreements have included some improved global protection of intellectual property rights. For additional information, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K.

In various markets, a period of regulatory exclusivity may be provided for drugs upon approval. The scope and term of such exclusivity will vary but, in general, the period will run concurrently with the term of any existing patent rights associated with the drug at the time of approval.

Based on current sales, and considering the competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, are as follows:

Drug	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Chantix/Champix	2020(2)	2021	2022
Sutent	2021	2022	2024
Inlyta	2025	2025	2025
Xeljanz	2025	2028 (3)	2025
Prevnar 13/Prevenar 13	2026	__(4)	2029
Eliquis(5)	2026	2026	2026
Ibrance	2027	2028	2028
Xtandi(6)	2027	*(6)	*(6)
Vyndaqel/Vyndamax	2024 (2028 pending PTE)	2026	2026
Xalkori	2029	2027	2028
Besponsa	2030	2028	2028(7)
Braftovi(8)	2031 (2031 pending PTE)	*(8)	*(8)
Mektovi(8)	2031(9)	*(8)	*(8)
Bavencio(10)	2033	2032	2033
Lorbrena	2033	2034	2036
(1)Unless otherwise indicated, the years pertain to the basic product patent expiration, including granted PTEs, supplementary protection certificates (SPC) or pediatric exclusivity periods. SPCs are included when granted in three out of five major European markets (France, Germany, Italy, Spain and the U.K.). Noted in parentheses is the projected year of expiry of the earliest pending patent term extension in the U.S. or Japan and/or SPC application in Europe, the term of which, if granted, may be shorter than originally requested due to a number of factors. In some instances, there are later-expiring patents relating to our products which may or may not protect our drug from generic or biosimilar competition after the expiration of the basic patent.
(2)The basic product patent for Chantix in the U.S. expired in November 2020.
(3)Xeljanz Europe expiry is provided by regulatory exclusivity.
(4)The Europe patent that covers the combination of the 13 serotype conjugates of Prevenar 13 was revoked following an opposition and has now been withdrawn. There are other Europe patents and pending applications covering the formulation, various aspects of the manufacturing process, and the combination of serotype conjugates of Prevenar 13 that remain in force.
(5)Eliquis was developed and is being commercialized in collaboration with BMS. For Eliquis in the U.S., two patents listed in the FDA Orange Book, the composition of matter patent claiming apixaban specifically and a formulation patent, were challenged by numerous generic companies and are the subject of patent infringement litigation. Prior to the August 2020 ruling referenced in the following sentence, we and BMS settled with a number of these generic companies (settled generic companies) while continuing to litigate against three remaining generic companies (remaining generic companies). In August 2020, the U.S. District Court for the District of Delaware decided that the two challenged Eliquis patents are both valid and infringed by the remaining generic companies. The remaining generic companies have appealed the Delaware court decision and the final decision in this case could determine when generic versions of Eliquis will come on the market.
While we cannot predict the outcome of this pending litigation, these are the alternatives that might occur: (a) If the district court’s decision is upheld in the current appeal with respect to both patents, under the terms of previously executed settlement agreements with the settled generic companies, the permitted date of launch for the settled generic companies under these patents is April 1, 2028; (b) if the formulation patent is held invalid or not infringed in the current appeal, the settled generic companies and the remaining generic companies would be permitted to launch on November 21, 2026; or (c) if both patents are held invalid or not infringed in the current appeal, the settled generic companies and the remaining generic companies could launch products immediately upon such an adverse decision.
In addition, both patents may be subject to subsequent challenges by parties other than the remaining generic companies. If this were to occur, depending on the outcome of the subsequent challenge, the potential launch by generic companies, including challengers, if successful, could occur on timelines similar to those discussed above.

Pfizer Inc.	2020 Form 10-K	5

Refer to Note 16A1 for more information.
(6)Xtandi is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S. Pfizer receives tiered royalties as a percentage of international Xtandi net sales.
(7)Besponsa Japan expiry is provided by regulatory exclusivity.
(8)We have exclusive rights to Braftovi and Mektovi in the U.S. The Pierre Fabre Group has exclusive rights to commercialize both products in Europe and Ono Pharmaceutical Co., Ltd. has exclusive rights to commercialize both products in Japan. We receive royalties from The Pierre Fabre Group and Ono Pharmaceutical Co., Ltd. on sales of Braftovi and Mektovi outside the U.S.
(9)Mektovi U.S. expiry is provided by a method of use patent.
(10)Bavencio is being developed and commercialized in collaboration with Merck KGaA.

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce identical or highly similar products and sell them for a lower price. The date at which generic or biosimilar competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic or biosimilar competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our product-related patents is found to be invalid by judicial, court or regulatory or administrative proceedings, generic or biosimilar products could be introduced, resulting in the erosion of sales of our existing products.

We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access. For additional information, see the Item 1A. Risk Factors—Intellectual Property Protection, —Third Party Intellectual Property Claims and —Competitive Products sections in this Form 10-K and Note 16A1.

Losses of Product Exclusivity. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. The basic product patent for Chantix in the U.S. expired on November 10, 2020. Also, the basic product patent for Sutent in the U.S. will expire in August 2021. For additional information on the impact of LOEs on our revenues, see the Analysis of the Consolidated Statements of Income––Revenues––Selected Product Discussion section within MD&A.

Trademarks. Our products are sold under brand-name and logo trademarks and trade dress. Registrations generally are for fixed, but renewable, terms and protection is provided in some countries for as long as the mark is used while in others, for as long as it is registered. Protecting our trademarks is of material importance to Pfizer.
COMPETITION

Our business is conducted in intensely competitive and often highly regulated markets. Many of our products face competition in the form of branded or generic drugs or biosimilars that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use and cost. Though the means of competition vary among our products, demonstrating the value of our products is a critical factor for success.

We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our major products. These competitors include other worldwide research-based biopharmaceutical companies, smaller research companies with more limited therapeutic focus and generic and biosimilar drug manufacturers. Our competitors also may devote substantial funds and resources to R&D and their successful R&D could result in erosion of the sales of our existing products and potential sales of products in development, as well as unanticipated product obsolescence. In addition, several of our competitors operate without large R&D expenses and make a regular practice of challenging our product patents before their expiration.

To address competitive trends we continually emphasize innovation, which is underscored by our multi-billion-dollar investment in R&D, as well as our business development transactions, both designed to result in a strong product pipeline. Our investment in research continues even after drug approval as we seek to further demonstrate the value of our products for the conditions they treat, as well as potential new applications. We educate patients, physicians, payers and global health authorities on the benefits and risks of our medicines, and seek to continually enhance the organizational effectiveness of our biopharmaceutical functions, including to accurately and ethically launch and market our products to our customers.

Operating conditions have also shifted as a result of increased global competitive pressures, industry regulation and cost containment. We continue to evaluate, adapt and improve our organization and business practices in an effort to better meet customer and public needs. We believe that we have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising, interactions with, and payments to, healthcare professionals and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through our support for better healthcare solutions.

Our vaccines may face competition from the introduction of alternative vaccines or “next-generation” vaccines prior to or after the expiration of their patents, which may adversely affect our future results.

Our biosimilars compete with branded products from competitors, as well as other generics and biosimilars manufacturers. We sell biosimilars of certain inflammation & immunology and oncology biologic medicines. We seek to maximize the opportunity to establish a “first-to-market” or early market position for our biosimilars to provide customers a lower-cost alternative immediately when available and also to potentially provide us with higher levels of sales and profitability until other competitors enter the market.

Pfizer Inc.	2020 Form 10-K	6

Generic Products. Generic pharmaceutical manufacturers pose one of the biggest competitive challenges to our branded small molecule products because they can market a competing version of our product after the expiration or loss of our patent and often charge much less. Several competitors regularly challenge our product patents before their expiration. Generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. In China, for example, we are expected to face further intensified competition by certain generic manufacturers in 2021 and beyond, which may result in price cuts and volume loss of some of our products. In addition, generic versions of competitors’ branded products may also compete with our products.

MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S., and U.S. laws generally allow, and in some cases require, pharmacists to substitute generic drugs for brand-name drugs. In a small subset of states, prescribing physicians are able to expressly prevent such substitution.

Biosimilars. Certain of our biologic products, including Enbrel (we market Enbrel outside the U.S. and Canada), already face, or may face in the future, competition from biosimilars (also referred to as follow-on biologics). Biosimilars are versions of biologic medicines that have been developed and proven to be highly similar to the original biologic in terms of safety and efficacy and that have no clinically meaningful differences in safety, purity or potency. Biosimilars have the potential to offer high-quality, lower-cost alternatives to innovative biologic medicines. In the U.S., biosimilars referencing innovative biologic products are approved under the U.S. Public Health Service Act.
PRICING PRESSURES AND MANAGED CARE ORGANIZATIONS

Pricing Pressures. Pricing and access pressures in the commercial sector continue to be significant. Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Many employers have adopted high deductible health plans, which can increase out-of-pocket costs for medicines. This trend is likely to continue. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. Pricing pressures also may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.

Longer term, we foresee a shift in focus away from fee-for-service payments towards outcomes-based payments and risk-sharing arrangements that reward providers for cost reductions and improved patient outcomes. These new payment models can, at times, lead to lower prices for, and restricted access to, new medicines. At the same time, these models can also promote utilization of drugs by encouraging physicians to screen and diagnose and consider drugs as a means of forestalling more costly medical interventions.

We believe medicines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and help ensure access to medicines within an efficient and affordable healthcare system. In addition, in response to the evolving U.S. and global healthcare spending landscape, we work with health authorities, health technology assessment and quality measurement bodies and major U.S. payers throughout the product-development process to better understand how these entities value our compounds and products. Further, we seek to develop stronger internal capabilities focused on demonstrating the value of the medicines that we discover or develop, register and manufacture, by recognizing patterns of usage of our medicines and competitor medicines along with patterns of healthcare costs.

For information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints and Item 1A. Risk Factors—Pricing and Reimbursement sections in this Form 10-K.

Managed Care Organizations. The evolution of managed care in the U.S. has been a major factor in the competitiveness of the healthcare marketplace. Approximately 299 million people in the U.S. now have some form of health insurance coverage, and the marketing of prescription drugs to both consumers and the entities that manage coverage in the U.S. continues to grow in importance. In particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, consolidation in the MCO industry has resulted in fewer, even larger entities, which enhances MCOs’ ability to negotiate pricing and increases their importance to our business. Since MCOs seek to contain and reduce healthcare expenditures, their growing influence has increased pressure on drug prices as well as revenues.

MCOs typically negotiate prices with pharmaceutical providers by using formularies (which are lists of approved medicines available to MCO members), clinical protocols (which require prior authorization for a branded product if a generic product is available or require the patient to first fail on one or more generic products before permitting access to a branded medicine), volume purchasing, long-term contracts and their ability to influence volume and market share of prescription drugs. In addition, by placing branded medicines on higher-tier or non-preferred status in their formularies, MCOs transfer a portion of the cost to the patient, resulting in significant patient out-of-pocket expenses. This financial disincentive is a tool for MCOs to manage drug costs and channel patients to medicines preferred by the MCOs. The ACA has accelerated payment reform by distributing risk across MCOs and other stakeholders in care delivery with the intent of improving quality while reducing costs, which creates pressure on MCOs to tie reimbursement to defined outcomes. We are closely monitoring these newer approaches and developing appropriate strategies to respond to them.

The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics as ways to manage costs. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed, and drugs that can reduce the need for hospitalization, professional therapy or surgery may become favored first-line treatments for certain diseases.

Pfizer Inc.	2020 Form 10-K	7

Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population and beyond. Consequently, pharmaceutical companies compete to gain access to formularies for their products, typically on the basis of unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, as well as the overall cost of the therapy. We have been generally, although not universally, successful in having our major products included on MCO formularies. However, increasingly our branded products are being placed on the higher tiers or in a non-preferred status. For additional information, see the Item 1A. Risk Factors—Managed Care Trends section in this Form 10-K.
RAW MATERIALS

We procure raw materials essential to our business from numerous suppliers worldwide. In general, these materials have been available in sufficient quantities to support our demand and in many cases are available from multiple suppliers. We have supplier management activities in place to monitor supply channels and to take action as needed to secure necessary volumes. No significant impact to our operations due to the availability of raw materials is currently anticipated in 2021.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS

We are subject to extensive regulation by government authorities in the countries in which we do business. This includes laws and regulations governing pharmaceutical companies, such as the approval, manufacturing and marketing of products, pricing (including discounts and rebates) and health information privacy, among others. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions, and could result in harm to our reputation and business. For additional information, see Note 16A. Compliance with these laws and regulations may be costly, and may require significant technical expertise and capital investment to ensure compliance. While capital expenditures or operating costs for compliance with government regulations cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position.

In the United States

Drug and Biologic Regulation. The FDA, pursuant to the FFDCA, the Public Health Service Act and other federal statutes and regulations, extensively regulates pre- and post-marketing activities related to our biopharmaceutical products. The regulations govern areas such as the safety and efficacy of medicines, clinical trials, advertising and promotion, quality control, manufacturing, labeling, distribution, post-marketing safety surveillance and reporting, and record keeping. Other U.S. federal agencies, including the DEA, also regulate certain of our products and activities. Many of our activities are subject to the jurisdiction of the SEC.

For a biopharmaceutical company to market a drug or a biologic product in the U.S., the FDA must evaluate whether the product is safe and effective for its intended use. If the FDA determines that the drug or biologic is safe and effective, the FDA will approve the product’s NDA or Biologics License Application (BLA) (or supplemental NDA or supplemental BLA), as appropriate.

A drug or biologic may be subject to postmarketing commitments, which are studies or clinical trials that the product sponsor agrees to conduct, or postmarketing requirements, which are studies or clinical trials that are required as a condition of approval. Once a drug or biologic is approved, the FDA must be notified of any product modifications and may require additional studies or clinical trials. In addition, we are also required to report adverse events and comply with cGMPs (the FDA regulations that govern all aspects of manufacturing quality for pharmaceuticals), as well as advertising and promotion regulations. For additional information, see the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —Post-Approval Data section in this Form 10-K.

In the context of public health emergencies like the COVID-19 pandemic, we may apply for EUA with the FDA, which when granted, allows for the distribution and use of our products during the term declared and extended by the government, in accordance with the conditions set forth in the EUA, unless the EUA is otherwise terminated at the government’s discretion. Although the criteria of an EUA differ from the criteria for approval of an NDA or BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing compliance obligations. The FDA expects EUA holders to work toward submission of full applications, such as a BLA, as soon as possible. For BNT162b2, we are working towards submitting a BLA for possible full regulatory approval.

Biosimilar Regulation. The FDA is responsible for approval of biosimilars. Innovator biologics are entitled to 12 years of market exclusivity by statute, and biosimilars applications may not be submitted until four years after the approval of the reference innovator biologic.

Sales and Marketing Regulations. Our marketing practices are subject to state laws as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute generally prohibits soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services to third-party payers (including Medicare and Medicaid) that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

Healthcare Reform. Any significant efforts at the federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded could have a material impact on us. This includes potential replacements for the ACA, if it is ultimately invalidated by the U.S. Supreme Court in California v. Texas, as well as efforts at the state level to develop additional public insurance options or implement a single payer healthcare system. We do not expect that invalidation of the ACA itself would have a material impact on our business given the modest revenues the health insurance exchanges and Medicaid expansion generate for us. However, a future replacement of the ACA or other healthcare reform efforts may adversely affect our business and financial results, particularly if such replacement or reform reduces incentives for employer-sponsored insurance coverage or dramatically increases industry taxes and fees.

Pfizer Inc.	2020 Form 10-K	8

Pricing and Reimbursement. Pricing and reimbursement for our products depend in part on government regulation. In order to have our products covered by Medicaid, we must offer discounts or rebates on purchases of pharmaceutical products under various federal and state programs. We also must report specific prices to government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures. See the discussion regarding rebates in the Analysis of the Consolidated Statements of Income—Revenues by Geography section within MD&A and Note 1G.

Government and private payers routinely seek to manage utilization and control the costs of our products, and there is considerable public and government scrutiny of pharmaceutical pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented. In the Fall of 2020, the Trump Administration finalized an importation pathway from Canada and a payment model to tie Medicare Part B physician reimbursement to international prices, though ultimate implementation of both is uncertain due to legal challenges. We expect to see continued focus on regulating pricing resulting in additional legislation and regulation under the newly elected Congress and the Biden Administration. In addition, U.S. government action to reduce federal spending on entitlement programs including Medicare and Medicaid may affect payment for our products or services associated with the provision of our products. For additional information, see the Item 1A. Risk Factors—Pricing and Reimbursement section in this Form 10-K.

A majority of states use preferred drug lists to manage access to pharmaceutical products under Medicaid, including some of our products. For example, access to our products under the Medicaid and Medicare managed care programs typically is determined by the health plans with which state Medicaid agencies and Medicare contract to provide services to beneficiaries. States seek to control healthcare costs related to Medicaid and other state healthcare programs, including the implementation of supplemental rebate agreements under the Medicaid drug rebate program tied to patient outcomes. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. For additional information, see the Item 1A. Risk Factors—Managed Care Trends section in this Form 10-K.

Anti-Corruption. The FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

Data Privacy. The collection and use of personal data by us as part of our business activities is subject to various federal and state privacy and data security laws and regulations, including oversight by various regulatory or other governmental bodies. Such laws and regulations have the potential to affect our business materially, continue to evolve and are increasingly being enforced vigorously.

Outside the United States

We encounter similar regulatory and legislative issues in most countries outside the U.S.

New Drug Approvals. In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products, and employs a centralized procedure for approval for the EU and the European Economic Area (EEA) countries. From January 1, 2021, as a consequence of the U.K. leaving the EU (Brexit), the Medicines and Healthcare products Regulatory Agency is the sole regulatory authority for the U.K. In China, following significant regulatory reforms in recent years, the NMPA is the primary regulatory authority for approving and supervising medicines. In Japan, the PMDA is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. Health authorities in many middle- and lower-income require marketing approval by a recognized regulatory authority (i.e., the FDA or EMA) before they begin to conduct their application review process and/or issue their final approval.

Pharmacovigilance. In the EU/EEA, the EMA’s Pharmacovigilance Risk Assessment Committee is responsible for reviewing and making recommendations on product safety issues. Outside developed markets, pharmacovigilance requirements vary and are generally not as extensive, but there is a trend toward increasing regulation.

Pricing and Reimbursement. Certain governments, including in the different EU member states, the U.K., China, Japan, Canada and South Korea, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments may use a variety of measures including proposing price reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In addition, the international patchwork of price regulation, differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicines in many markets and some third-party trade in our products between countries. Several important multilateral organizations, such as the World Health Organization and the Organization for Economic Cooperation and Development, are increasing scrutiny of international pharmaceutical pricing through issuing reports and policy recommendations. On November 25, 2020, the European Commission published its new Pharmaceutical Strategy for Europe which envisions a broad range of new initiatives and legislation including a significant focus on affordability and access to medicines.

In China, pricing pressures have increased in recent years, with government officials emphasizing improved health outcomes, healthcare reform and decreased drug prices as key indicators of progress towards reform. Drug prices have decreased dramatically as a result of adding innovative drugs (including oncology medicines) to the National Reimbursement Drug List (NRDL). In the off-patent space, numerous local generics have been officially deemed bioequivalent under a QCE process that required domestically-manufactured generic drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). A centralized VBP program has also been initiated and expanded nationwide, under which a tender process has been established where a certain portion of included molecule volumes are guaranteed to tender winners. The program is intended to contain healthcare costs by driving utilization of generics that have passed QCE, which has resulted in dramatic price cuts for off-patent medicines. Furthermore, the Chinese government has discussed moving toward efforts to unify the reimbursement price between QCE-approved generic medicines and the applicable original medicines, which the government currently plans to

Pfizer Inc.	2020 Form 10-K	9

implement within the next few years. We and most off-patent originators have mostly not been successful in the VBP bidding process. The government has indicated that additional post-LOE drugs could be subjected to QCE qualification in future rounds, which could also be tied to volume-based procurement. While certain details of future QCE expansion have been made available, we are unable to determine the impact on our business and financial condition until the initiation of these future rounds.

Healthcare Provider Transparency and Disclosures. Several countries have implemented laws requiring (or their industry associations have recommended) disclosure of transfers of value made by pharmaceutical companies to healthcare providers.

Intellectual Property. Reliable patent protection and enforcement around the world are among the key factors we consider for continued business and R&D investment. The World Trade Organization Agreement on Trade Related Aspects of Intellectual Property Rights (WTO-TRIPS) requires participant countries to provide patent protection for pharmaceutical products by law, with an exemption provided for least-developed countries until 2033. While some countries have made improvements, we still face patent grant, enforcement and other intellectual property challenges in many countries.

While the global intellectual property environment has generally improved following WTO-TRIPS and bilateral/multilateral trade agreements, our growth and ability to bring new product innovation to patients depends on further progress in intellectual property protection. In certain developed international markets, governments maintain relatively effective intellectual property policies. However, in the EU, following a review of pharmaceutical intellectual property and regulatory incentives, legislative change may result in the reduction of certain protections. In several emerging market countries, governments have used intellectual property policies as a tool to force innovators to accept less than fair value for medicines, as well as to advance industrial policy and localization goals.

Considerable political and economic pressure has weakened current intellectual property protection in some countries and has led to policies such as more restrictive standards for obtaining patents and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions, revocation of patents, laws or regulations that promote or provide broad discretion to issue a compulsory license, weak intellectual property enforcement and failure to implement effective regulatory data protection.

Our industry advocacy efforts focus on seeking a fair and transparent business environment for foreign manufacturers, underscoring the importance of strong intellectual property systems for local innovative industries and helping improve patients’ access to innovative medicines.

Data Privacy. Outside of the U.S., many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including the EU’s General Data Protection Regulations. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving as countries continue to adopt privacy and data security laws.
ENVIRONMENTAL MATTERS

Our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. We incurred capital and operational expenditures in 2020 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows: $42 million in environment-related capital expenditures and $120 million in other environment-related expenses.

While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position. See also Note 16A3.

Climate change presents risks to our operations, including the potential for additional regulatory requirements and associated costs, and the potential for more frequent and severe weather events and water availability challenges that may impact our facilities and those of our suppliers. We cannot provide assurance that physical risks to our facilities or supply chain due to climate change will not occur in the future. We periodically review our vulnerability to potential weather-related risks and other natural disasters and update our assessments accordingly. Based on our reviews, we do not believe these potential risks are material to our operations at this time.
HUMAN CAPITAL

Our purpose is clear: Breakthroughs that change patients’ lives. These breakthroughs are delivered through the relentless collaboration of our talented workforce. As of December 31, 2020, we employed approximately 78,500 people worldwide, with approximately 29,400 based in the U.S. Women compose approximately 48% of our workforce, and approximately 32% of our U.S.-based employees are individuals with ethnically diverse backgrounds.
Our continued success links directly to the commitment, engagement and performance of our employees. It is important that we not only attract and retain the best and brightest diverse talent but also ensure they remain engaged and can thrive in an environment that is committed to helping them grow, succeed and contribute directly to achieving our purpose. As part of these efforts, we strive for an inclusive and empowering work environment, adopting practices to simplify processes and remove needless complexity, rewarding both performance and leadership skills, and offering competitive compensation and benefits programs that encourage healthy work-life balance, so that all colleagues feel ready, equipped and energized to deliver innovative breakthroughs that extend and significantly improve patients’ lives.

Diversity, Equity and Inclusion. At Pfizer, every person deserves to be seen, heard and cared for, and we work to further this goal by bringing together people with different backgrounds, perspectives and experiences. Our new and expanded commitments to equity include specific actions to help foster a more inclusive environment within Pfizer, including, among others: (i) increasing the representation of both women and underrepresented ethnic groups; (ii) providing resources to support managers in having courageous conversations about equity, race and the avoidance of bias within their teams; (iii) revising our Political Action Committee (PAC) bylaws to help ensure that PAC recipients consistently demonstrate conduct that align with our core values; and (iv) working to help ensure recruitment demographics of all clinical trials correlate to those of the countries where trials are taking place.

Colleague Engagement. We understand the importance of continuously listening and responding to colleague feedback. Our annual engagement survey, Pfizer Pulse, provides a forum for our colleagues to give structured feedback about their Pfizer experience and equips leaders with

Pfizer Inc.	2020 Form 10-K	10

actionable insights for discussion and follow up. Regular topics in the survey include (i) employee engagement, such as colleagues’ commitment to and advocacy for Pfizer, and (ii) purpose, including how colleagues’ work connects with our purpose. Through these surveys, we can measure and track the degree to which colleagues are proud to work at Pfizer, would recommend Pfizer as a great place to work to others and intend to stay with Pfizer.

Performance, Leadership and Growth. We are committed to helping our colleagues reach their full potential by rewarding both their performance and leadership skills and by providing opportunities for growth and development. Our performance management approach—called Performance and Leadership Insights—is based on six-month semesters during which our colleagues and their managers set goals, receive feedback and meet to discuss performance. These conversations are meant to help colleagues grow and develop by evaluating performance (what the colleague achieved, measured by outcomes), leadership (how they achieved it, taking into account Pfizer’s values of courage, excellence, equity and joy), and identifying areas of growth that help move colleagues towards fulfilling their career goals and their potential. We strive to ensure that all colleagues have an equal opportunity to grow and offer a variety of programs including mentoring, job rotations, experiential project roles, skill based volunteering and learning programs focused on many topics, including leadership and management skills and industry- and job-specific learning, as well as general business, manufacturing, finance and technology skills.

Health, Safety and Well-Being. We are committed to the health, safety and well-being of our colleagues and continue to advance a comprehensive occupational injury and illness prevention program.

During 2020, our COVID-19 pandemic preparedness and response was a primary focus. Our comprehensive pandemic response plan incorporates guidance issued by external health authorities and is designed to keep onsite workers at our manufacturing and research sites safe and healthy. A global employee assistance program provides stress management, mental health, emotional, resiliency and pandemic guidance and support to our colleagues.

Pay Equity. We are committed to pay equity, based on gender or race/ethnicity, and we conduct and report publicly on pay equity on an annual basis.

Additional information regarding our human capital programs and initiatives is available in the “Careers” section of Pfizer’s website.
AVAILABLE INFORMATION

Our website is located at www.pfizer.com. This Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are, or will be, available (free of charge) on our website, in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

Throughout this Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement. Please refer to this information. This Form 10-K will be available on our website on or about February 25, 2021. Our Proxy Statement will be available on our website on or about March 11, 2021.

Our 2020 Environmental, Social and Governance (ESG) report, which provides enhanced ESG disclosures, will be available on our website on or about March 11, 2021. Information in our ESG Report is not incorporated by reference into this Form 10-K.

We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investors” or “News” sections. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (our Facebook, YouTube and LinkedIn pages and Twitter accounts (@Pfizer and @Pfizer_News)). The information contained on our website, our Facebook, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-K.

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

ITEM 1A.	RISK FACTORS

This section describes the material risks to our business, which should be considered carefully in addition to the other information in this report and our other filings with the SEC. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business operations, financial condition, operating results (including components of our financial results), cash flows, prospects, reputation or credit ratings could be adversely affected now and in the future, potentially in a material way. The following discussion of risk factors contains forward-looking statements, as discussed in the Forward-Looking Information and Factors that May Affect Future Results section in this Form 10-K.

Pfizer Inc.	2020 Form 10-K	11

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND OPERATIONS:

MANAGED CARE TRENDS

Private payers, such as health plans, and other managed care entities, such as PBMs, continue to take action to manage the utilization and costs of drugs. Negotiating power of MCOs and other private third-party payers has increased due to consolidation, and they, along with governments, increasingly employ formularies to control costs and encourage utilization of certain drugs, including through the use of formulary inclusion or favorable formulary placement. These initiatives have increased consumers’ interest and input in medication choices, as they pay for a larger portion of their prescription costs and may cause them to favor lower-cost generic alternatives. We may fail to obtain or maintain timely or adequate pricing or formulary placement of our products, or fail to obtain such formulary placement at favorable pricing.

The growing availability and use of innovative specialty pharmaceutical medicines that treat rare or life-threatening conditions, which typically have smaller patient populations, combined with their relative higher cost as compared to other types of pharmaceutical products, also has generated increased payer interest in developing cost-containment strategies targeted to this sector.

Third-party payers also use additional measures such as new-to-market blocks, exclusion lists, indication-based pricing, and value-based pricing/contracting to improve their cost containment efforts, and are also increasingly imposing utilization management tools, such as clinical protocols, requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. As the U.S. private third-party payer market consolidates further and as more drugs become available in generic form, we may face greater pricing pressure from private third-party payers as they continue to drive more of their patients to use lower cost generic alternatives.

Business arrangements in this area are subject to a high degree of government scrutiny, and available safe harbors under applicable federal and state fraud and abuse laws are subject to change through legislative and regulatory action, as well as evolving judicial interpretations. Our approach to these arrangements may also be informed by such government and industry guidance.

COMPETITIVE PRODUCTS

Competitive product launches may erode future sales of our products, including our existing products and those currently under development, or result in unanticipated product obsolescence. Such launches have recently occurred, and potentially competitive products are in various stages of development. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat diseases and conditions like those treated by our in-line drugs and drug candidates.

In addition, competition from manufacturers of generic drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, is a major challenge for our branded products. Certain of our products have experienced significant generic competition over the last few years. For example, the basic product patent for Chantix in the U.S. expired in November 2020. While multi-source generic competition for Chantix has not yet begun, it could commence at anytime. Also, the basic product patent for Sutent in the U.S. will expire in August 2021. In China, we expect to continue to face intense competition by certain generic manufacturers, which may result in price cuts and volume loss of some of our products.

In addition, our patented products may face generic competition before patent exclusivity expires, including upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of one of our patented products. Generic manufacturers have filed applications with the FDA seeking approval of product candidates that they claim do not infringe our patents or claim that our patents are not valid; these include candidates that would compete with, among other products, Eliquis, Ibrance and Xeljanz. Our licensing and collaboration partners also face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights.

We may become subject to competition from biosimilars referencing our biologic products if competitors are able to obtain marketing approval for such biosimilars.

We also commercialize biosimilar products that compete with products of others, including other biosimilar products. Uptake of our biosimilars may be lower due to various factors, such as anti-competitive practices, access challenges where our product may not receive appropriate coverage/reimbursement access or remains in a disadvantaged position relative to an innovator product, physician reluctance to prescribe biosimilars for existing patients taking the innovative product, or misaligned financial incentives. For example, Inflectra has experienced access challenges among commercial payers. In September 2017, Pfizer filed suit in the U.S. District Court for the Eastern District of Pennsylvania against J&J alleging that J&J’s exclusionary contracts and other anticompetitive practices concerning Remicade® (infliximab) violate federal antitrust laws.

For additional information on competition our products face, see the Item 1. Business—Competition section in this Form 10-K.

CONCENTRATION

We recorded direct product and/or alliance revenues of more than $1 billion for each of seven products that collectively accounted for 53% of our total revenues in 2020. For additional information, see Notes 1 and 17. If these products or any of our other major products were to experience loss of patent protection (if applicable), changes in prescription growth rates, material product liability litigation, unexpected side effects or safety concerns, regulatory proceedings, negative publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, pricing and access pressures or supply shortages or if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. In particular, certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and patents covering a number of our best-selling products are, or have been, the subject of pending legal challenges. For additional information on our patents, see the Item 1. Business—Patents and other Intellectual Property Rights section in this Form 10-K.

Pfizer Inc.	2020 Form 10-K	12

In addition, we sell our prescription pharmaceutical products principally through wholesalers in the U.S. For additional information, see Note 17B. If one of our significant biopharmaceutical wholesalers should encounter financial or other difficulties, it might decrease the amount of business the wholesaler does with us and/or we might be unable to timely collect all the amounts that the wholesaler owes us or at all, which could negatively impact our results of operations. In addition, we expect that consolidation and integration of pharmacy chains and wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

RESEARCH AND DEVELOPMENT

The discovery and development of new products, as well as the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share, as well as to provide for earnings growth, either through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements. Growth depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high, as are regulatory requirements in many therapeutic areas, which may affect the number of candidates we are able to fund as well as the sustainability of the R&D portfolio.
Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved.

Additionally, our product candidates can fail at any stage of the R&D process, and may not receive regulatory approval even after many years of R&D. We may fail to correctly identify indications for which our science is promising or allocate R&D investment resources efficiently, and failure to invest in the right technology platforms, therapeutic areas, product classes, geographic markets and/or licensing opportunities could adversely impact the productivity of our pipeline. Further, even if we identify areas with the greatest commercial potential, the scientific approach may not succeed despite the significant investment required for R&D, and the product may not be as competitive as expected because of the highly dynamic market environment and the hurdles in terms of access and reimbursement.

GLOBAL OPERATIONS

We operate on a global scale and could be affected by currency fluctuations, capital and exchange controls, global economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as by political or civil unrest, terrorist activity, unstable governments and legal systems and inter-governmental disputes.

Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable.

In addition, since a significant portion of our business is conducted in the EU, as well as the U.K., the changes resulting from Brexit may pose certain implications for our research, commercial and general business operations in the U.K. and the EU.

Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments) or other means of cost control. For additional information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K.

We continue to monitor the global trade environment and potential trade conflicts and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales; increased costs; volatility in foreign exchange rates; a decline in the value of our financial assets and pension plan investments; required increases of our pension funding obligations; increased government cost control efforts; delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate.

We operate in many countries and transact in over 100 different currencies. Changes in the value of those currencies relative to the U.S. dollar, or high inflation in these countries, can impact our revenues, costs and expenses and our financial guidance. Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to exchange rate changes. 48% of our total 2020 revenues were derived from international operations, including 23% from Europe and 17% from China, Japan and the rest of Asia. Future changes in exchange rates or economic conditions and the impact they may have on our results of operations, financial condition or business are difficult to predict. For additional information about our exposure to foreign currency risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources section within MD&A.

In addition, our borrowing, pension benefit and postretirement benefit obligations and interest-bearing investments, are subject to risk from changes in interest and exchange rates. The risks related to interest-bearing investments and borrowings and the measures we have taken to help contain them are discussed in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources section within MD&A. For additional details on critical accounting estimates and assumptions for our benefit plans, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Notes 7E and 11.

From time to time, we issue variable rate debt based on LIBOR, or undertake interest rate swaps that contain a variable element based on LIBOR. The U.K. Financial Conduct Authority announced in 2017 that it will no longer compel banks to submit rates that are currently used to calculate LIBOR after 2021. This deadline was extended until June 2023 for a number of key U.S. dollar benchmark maturities (including the 1-month and 3-month LIBOR rates). The U.S. Federal Reserve has selected the Secured Overnight Funding Rate (SOFR) as the preferred alternate rate and the transition away from LIBOR will continue despite the extended timeline. We are planning for this transition and will amend

Pfizer Inc.	2020 Form 10-K	13

any contracts to accommodate the SOFR rate where required. While our exposure to LIBOR is very low, market volatility related to the transition may adversely affect the trading market for securities linked to such benchmarks.

PRODUCT MANUFACTURING, SALES AND MARKETING RISKS

We could encounter difficulties or delays in product manufacturing, sales or marketing due to regulatory actions, shut-downs, work stoppages or strikes, approval delays, withdrawals, recalls, penalties, supply disruptions, shortages or stock-outs, reputational harm, damage to our facilities due to natural or man-made disasters, product liability or unanticipated costs. Examples of such difficulties or delays include the inability to increase production capacity commensurate with demand; challenges related to component materials to maintain appropriate quality standards throughout our supply network and/or comply with applicable regulations; and supply chain disruptions at our facilities or at a supplier or vendor.

Regulatory agencies periodically inspect our manufacturing facilities to evaluate compliance with cGMP or other applicable requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, product recalls, delays or denials of product approvals, import bans or denials of import certifications. For example, in September 2017, our subsidiary, Meridian, received a warning letter from the FDA asserting the FDA’s view that certain violations of cGMP and Quality System Regulations exist at Meridian’s manufacturing sites in St. Louis, Missouri and classifying the site as Official Action Indicated (OAI). Meridian responded to the warning letter and committed to making improvements across the sites. We have made considerable progress addressing the concerns raised by the FDA, and communication with the FDA is ongoing. Future FDA inspections and regulatory activities will further assess the adequacy and sustainability of these corrections implemented at the site. As a result of the OAI classification, the FDA may refuse to grant premarket approval of applications and/or the FDA may refuse to grant export certificates related to products manufactured at our St. Louis sites.

COLLABORATIONS AND OTHER RELATIONSHIPS WITH THIRD PARTIES

We depend on third-party collaborators, service providers, and others in the research, development, manufacturing and commercialization of our products and product candidates and also enter into JVs and other business development transactions. To achieve expected longer-term benefits, we may make substantial upfront payments as part of these transactions, which may negatively impact our reported earnings or cash flows. We rely heavily on these parties for multiple aspects of our drug development, manufacturing and commercialization activities, but we do not control many aspects of those activities. We also outsource certain services, including activities related to transaction processing, accounting, information technology, manufacturing, clinical trial recruitment and execution, clinical lab services, non-clinical research, safety services, integrated facilities management and other areas. Failure by one or more of the third-party collaborators, service providers and others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; or any disruption in the relationships between us and these parties, could delay or prevent the development, approval, manufacturing or commercialization of our products and product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm, all with potential negative implications for our product pipeline and business. Further, our Alliance revenues will be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time.

COUNTERFEIT PRODUCTS

Our reputation and promising pipeline render our medicines prime targets for counterfeiters. Counterfeit medicines pose a significant risk to patient health and safety because of the conditions under which they are manufactured—often in unregulated, unlicensed, uninspected and unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate this threat could adversely impact our business, by, among other things, causing patient harm, the loss of patient confidence in the Pfizer name and in the integrity of our medicines, potentially resulting in lost sales, product recalls, and an increased threat of litigation.

The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, which increased during the COVID-19 pandemic, greatly enhancing consumers’ ability to obtain prescriptions and other medical treatments via the Internet in lieu of traditional brick and mortar pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams because of the anonymity it affords counterfeiters.

We consistently invest in an enterprise-wide strategy to aggressively combat counterfeit threats by educating patients and health care providers about the risks, proactively monitoring and interdicting supply with the help of law enforcement; and advising legislators and regulators. However, our efforts and those of others may not be entirely successful, and the presence of counterfeit medicines may continue to increase.

RISKS RELATED TO GOVERNMENT REGULATION AND LEGAL PROCEEDINGS:

PRICING AND REIMBURSEMENT

U.S. and international governmental regulations that mandate price controls or limitations on patient access to our products or establish prices paid by government entities or programs for our products impact our business, and our future results could be adversely affected by changes in such regulations or policies. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. Some states have implemented, and others are considering, price controls or patient access constraints under the Medicaid program, and some are considering measures that would apply to broader segments of their populations that are not Medicaid-eligible. State legislatures also have recently focused on addressing drug costs, generally by increasing price transparency or limiting drug price increases. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation,

Pfizer Inc.	2020 Form 10-K	14

could adversely affect our business. For additional information on U.S. pricing and reimbursement, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K.

We encounter similar regulatory and legislative issues in most other countries in which we operate. In certain markets, such as in EU member states, the U.K., China, Japan, Canada and South Korea, governments have significant power as large single payers to regulate prices, access criteria, or impose other means of cost control, particularly as a result of recent global financing pressures. For example, the QCE and VBP tender process in China has resulted in dramatic price cuts for off-patent medicines. For additional information regarding these government initiatives, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K. We anticipate that these and similar initiatives will continue to increase pricing pressures in China and elsewhere in the future. In addition, in many countries, with respect to our vaccines, we participate in a tender process for selection in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business. We also anticipate pricing pressures will be amplified by COVID-19 induced budget deficits and focus on pricing for new COVID-19 therapies and vaccines.

U.S. HEALTHCARE REFORM

The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. Any significant efforts at the U.S. federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded could have a material impact on us. For additional information on U.S. healthcare reform, see the Item 1. Business––Government Regulation and Price Constraints section in this Form 10-K.

Other U.S. federal or state legislative or regulatory action and/or policy efforts could adversely affect our business, including, among others, general budget control actions, changes in patent laws, the importation of prescription drugs to the U.S. at prices that are regulated by foreign governments, revisions to reimbursement of biopharmaceuticals under government programs that could reference international prices or require new discounts, restrictions on U.S. direct-to-consumer advertising, limitations on interactions with healthcare professionals and other industry stakeholders, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines.

A reduction of U.S. federal spending on entitlement programs, including Medicare and Medicaid, may affect payment for our products or services provided using our products. The Congressional Budget Office routinely releases options for reducing federal spending that could affect pharmaceutical utilization and pricing as does the Medicare Payment Advisory Commission. These and any other significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented could have an adverse impact on our results of operations.

DEVELOPMENT, REGULATORY APPROVAL AND MARKETING OF PRODUCTS

The discovery and development of drugs and biological products are time consuming, costly and unpredictable. The outcome is inherently uncertain and involves a high degree of risk due to the following factors, among others:
•The process from early discovery to design and adequate implementation of clinical trials to regulatory approval can take many years.
•Product candidates can and do fail at any stage of the process, including as the result of unfavorable pre-clinical and clinical trial results, or unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data, including results that may not support further clinical development of the product candidate or indication.
•We may not be able to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates.
•We may not be able to successfully address all the comments received from regulatory authorities such as the FDA and the EMA, or be able to obtain approval from regulators.

Regulatory approvals of our products depend on myriad factors, including a regulator making a determination as to whether a product is safe and efficacious. In the context of public health emergencies like the COVID-19 pandemic, regulators evaluate various factors and criteria to potentially allow for marketing authorization on an emergency basis. Additionally, clinical trial and other product data are subject to differing interpretations and assessments by regulatory authorities. As a result of regulatory interpretations and assessments or other developments that occur during the review process, and even after a product is authorized or approved for marketing, a product’s commercial potential could be adversely affected by potential emerging concerns or regulatory decisions regarding or impacting labeling or marketing, manufacturing processes, safety and/or other matters.

We may not be able to receive or maintain favorable recommendations by technical or advisory committees, such as the ACIP, that may impact the use of our products. Further, claims and concerns that may arise regarding the safety and efficacy of in-line products and product candidates can negatively impact product sales, and potentially lead to product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Further regulatory agency requirements may result in a more challenging, expensive and lengthy regulatory approval process than anticipated due to requests for, among other things, additional or more extensive clinical trials prior to granting approval, or increased post-approval requirements. For these and other reasons discussed in this Risk Factors section, we may not obtain the approvals we expect within the timeframe we anticipate, or at all.

POST-APPROVAL DATA

As a condition to granting marketing authorization or approval of a product, the FDA may require additional clinical trials or other studies. The results generated in these trials could result in the loss of marketing approval, changes in labeling, and/or new or increased concerns about the side effects, efficacy or safety. Regulatory agencies in countries outside the U.S. often have similar regulations and may impose comparable requirements. Post-marketing studies, whether conducted by us or by others, whether mandated by regulatory agencies or conducted voluntarily, and other emerging data about products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, if safety or efficacy concerns are raised about a product in the same class as one of our products, those concerns could implicate the entire class; and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) as well as

Pfizer Inc.	2020 Form 10-K	15

other products in the class. The potential regulatory and commercial implications of post-marketing study results, for approved indications and potential new indications of an in-line product, typically cannot immediately be determined. For example, the potential impact of the co-primary endpoint results from a recently completed post-marketing required safety study of Xeljanz, ORAL Surveillance (A3921133), announced in January 2021, and related results, analyses and discussions with and reviews by regulators, remain uncertain. We are working with the FDA and other regulatory agencies to review the full results and analyses as they become available.

The terms of our EUA for the BNT162b2 vaccine require that we conduct post-authorization observational studies. In addition, the FDA expects EUA holders to work towards submission of full application, such as a BLA, as soon as possible.

LEGAL MATTERS

We are and may be involved in various legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial, environmental, government investigations, employment, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe that our claims and defenses in matters in which we are a defendant are substantial, we could in the future incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations.

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

Government investigations and actions could result in substantial fines and/or criminal charges and civil penalties, limitations on our ability to conduct business in applicable jurisdictions, corporate integrity or deferred prosecution agreements and other disciplinary actions, as well as reputational harm, including as a result of increased public interest in the matter. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government.

Our sales and marketing activities and the pricing of our products are subject to extensive regulation under the FFDCA, the Medicaid Drug Rebate Program, the FCPA and other federal and state statutes, including those discussed elsewhere in this Form 10-K, as well as the Anti-Kickback Statute, anti-bribery laws, the False Claims Act, and similar laws in international jurisdictions. In addition to the potential for changes to relevant laws, the compliance and enforcement landscape is informed by government litigation, settlement precedent, advisory opinions, and special fraud alerts. Our approach to certain practices may evolve over time in light of these types of developments. Requirements or industry standards in the U.S. and certain jurisdictions abroad require pharmaceutical manufacturers to track and disclose financial interactions with healthcare professionals and healthcare providers and can increase government and public scrutiny of such financial interactions. If an interaction is found to be improper, government enforcement actions and penalties could result. Like many companies in our industry, we have from time-to-time received, and may receive in the future, inquiries and subpoenas and other types of information demands from government authorities. In addition, we have been subject to claims and other actions related to our business activities, brought by governmental authorities, as well as consumers and private payers. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. Such claims, actions and inquiries may relate to alleged non-compliance with laws and regulations associated with the dissemination of product (approved and unapproved) information, potentially resulting in government enforcement action and reputational damage. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.

In connection with the resolution of a U.S. government investigation concerning independent copay assistance organizations that provide financial assistance to Medicare patients, in 2018, we entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the U.S. Department of Health and Human Services, which is effective for a period of five years. In the CIA, we agreed to implement and/or maintain certain compliance program elements to promote compliance with federal healthcare program requirements. Breaches of the CIA could result in severe sanctions against us.

We and certain of our subsidiaries are also subject to numerous contingencies arising in the ordinary course of business relating to legal claims and proceedings, including environmental contingencies. Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for worldwide legal liabilities, there is no guarantee that additional costs will not be incurred beyond the amounts accrued.

For additional information, including information regarding certain legal proceedings in which we are involved in, see Note 16A.

RISKS RELATED TO INTELLECTUAL PROPERTY, TECHNOLOGY AND SECURITY:

INTELLECTUAL PROPERTY PROTECTION

Our success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic or biosimilar versions of our branded products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be granted on a timely basis. Similarly, any term extensions that we seek may not be granted on a timely basis, if at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against claims regarding validity, enforceability, scope and effective term made by parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area.

The scope of our patent claims also may vary between countries, as individual countries have distinct patent laws, and our ability to enforce our patents depends on the laws of each country, its enforcement practices, and the extent to which certain countries engage in policies or practices

Pfizer Inc.	2020 Form 10-K	16

that weaken a country’s intellectual property framework (e.g., laws or regulations that promote or provide broad discretion to issue a compulsory license). In countries that provide some form of regulatory exclusivity, mechanisms exist permitting some form of challenge to our patents by competitors or generic drug marketers prior to or immediately following the expiration of such regulatory exclusivity, and generic companies are employing aggressive strategies, such as “at risk” launches that challenge our patent rights. Most of the suits involve claims by generic drug manufacturers that patents covering our products, uses, processes or dosage forms are invalid and/or do not cover the product of the generic or biosimilar drug manufacturer. Independent actions have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. Such claims may also be brought as counterclaims to actions we bring to enforce our patents. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents or a competitors’ patents is found to be invalid in such proceedings, generic or biosimilar products could be introduced into the market resulting in the erosion of sales of our existing products. For additional information, including information regarding certain legal proceedings in which we are involved, see Note 16A1. Further, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, our operating results and financial condition could be adversely affected.

We currently hold trademark registrations and have trademark applications pending in many jurisdictions, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the trademark. As our products mature, our reliance on our trademarks and trade dress to differentiate us from our competitors increases and, as a result, our business could be adversely affected if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our rights. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, other advisors and other third parties to execute proprietary information and confidentiality agreements upon the commencement of their relationship with us. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization, and legal remedies may not adequately compensate us for the damages caused by such unauthorized use. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.

THIRD PARTY INTELLECTUAL PROPERTY CLAIMS

A properly functioning intellectual property regime is essential to our business model. We are committed to respecting the valid intellectual property rights of other companies, but the patent granting process is imperfect. Accordingly, the pursuit of valid business opportunities may require us to challenge intellectual property rights held by others that we believe were improperly granted, including challenges through negotiation and litigation, and such challenges may not always be successful.

Part of our business depends upon identifying biosimilar opportunities and launching products to take advantage of those opportunities, which may involve litigation, associated costs and time delays, and may ultimately not be successful. These opportunities may arise in situations where patent protection of equivalent branded products has expired or been declared invalid, or where products do not infringe the patents of others. In some circumstances we may take action, such as litigation, asserting that our products do not infringe patents of existing products or that those patents are invalid or unenforceable in order to achieve a “first-to-market” or early market position for our products.

Third parties may claim that our products infringe one or more patents owned or controlled by them. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant damages. We are involved in patent-related disputes with third parties over our attempts to market generic pharmaceutical products and biosimilars. Once we have final regulatory approval of the related generic products or biosimilars, we may decide to commercially market these products even though associated legal proceedings (including any appeals) have not been resolved (i.e., “at-risk” launch). If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.

INFORMATION TECHNOLOGY AND SECURITY

Significant disruptions of information technology systems or breaches of information security could adversely affect our business. We extensively rely upon sophisticated information technology systems to operate our business. We collect, store and transmit large amounts of confidential information (including personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. We have outsourced significant elements of our operations, including significant elements of our information technology infrastructure and, as a result, we manage relationships with many third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or malicious attackers. Cyber-attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. As a global pharmaceutical company, our systems are subject to frequent cyber-attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Pfizer Inc.	2020 Form 10-K	17

RISKS RELATED TO BUSINESS DEVELOPMENT:

BUSINESS DEVELOPMENT ACTIVITIES

We expect to enhance our in-line products and product pipeline through various forms of business development, which can include alliances, licenses, JVs, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. The success of these activities is dependent on the availability and accurate cost/benefit evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy closing conditions in the anticipated timeframes or at all, and successfully integrate acquisitions. Pursuing these opportunities may require us to obtain additional equity or debt financing, which could result in increased leverage and/or a downgrade of our credit ratings. Where we acquire debt or equity securities as all or part of the consideration for business development activities, the value of those securities will fluctuate, and may depreciate. We may not control a company in which we invest, and, as a result, we will have limited ability to determine its management, operational decisions and policies. Further, while we seek to mitigate risks and liabilities of such transactions through, among other things, due diligence, there may be risks and liabilities that such efforts fail to discover, that are not disclosed to us, or that we inadequately assess. The success of any of our acquisitions will depend, when applicable, on our ability to realize anticipated benefits from integrating these businesses with us. We, for example, may fail to achieve cost savings anticipated with certain of these acquisitions, or such cost savings within the expected time frame. Similarly, the accretive impact anticipated from certain of these acquisitions may not be realized or may be delayed. Integration of these businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. We also may fail to generate the expected revenue growth for the acquired business. Expected revenue from acquired products and product candidates also may be constrained by developments outside of our control. Unsuccessful clinical trials, regulatory hurdles and commercialization challenges may adversely impact revenue and income contribution from products and product candidates, including those acquired in these acquisitions.

SPIN-OFF AND COMBINATION OF UPJOHN WITH MYLAN

We may not realize some or all of the expected benefits of the spin-off and combination (the Transactions) of the Upjohn Business with Mylan, which resulted in the creation of Viatris, due to many factors, including, among others, strategic adjustments required to reflect the nature of our business following the Transactions, increased risks resulting from us becoming a company that is a more focused, innovative science-based biopharmaceutical products business and the possibility that we may not achieve our strategic objectives. In addition, we have agreed to provide certain transition services to Viatris, generally for an initial period of 24 months following the completion of the Transactions (with certain possibilities for extension). These obligations under the transition services agreements may result in additional expenses and may divert our focus and resources that would otherwise be invested into maintaining or growing our business.

CONSUMER HEALTHCARE JV WITH GSK

In 2019, we and GSK combined our respective consumer healthcare businesses into a JV that operates globally under the GSK Consumer Healthcare name. Although we have certain consent, board representation and other governance rights, we are a minority owner of the JV and do not control the JV, its management or its policies. As a result, our ability to realize the anticipated benefits of the transaction depend upon GSK’s operation and management of the JV. In addition, the JV is subject to risks that are different than the risks associated with our business. Many of these risks are outside GSK’s or the JV’s control and could materially impact the business, financial condition and results of operations of the JV.

GSK has indicated that it intends to separate the JV as an independent company listed on the U.K. equity market. Until July 31, 2024, GSK has the exclusive right to initiate a separation and listing transaction. We have the option to participate in a separation and listing transaction initiated by GSK. However, the separation and public listing transaction may not be initiated or completed within expected time periods or at all, and both the timing and success of any separation and public listing transaction, as well as the value generated for us or our shareholders in any such transaction, will be subject to prevailing market conditions and other factors at the time of such transaction. Any future distribution or sale of our stake in the JV will similarly be subject to prevailing market conditions and other factors at the time of such transaction. Our ability to complete any such future distribution or sale may also be impacted by the size of our retained stake at the time. The uncertainty relating to the separation and public listing transactions, their implementation, their timing and their yet to be determined effects on the JV’s business may subject us and the JV to risks and uncertainties that may adversely affect our business and financial results.

GENERAL RISKS:

COVID-19 PANDEMIC

Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others, impacts due to travel limitations and mobility restrictions; manufacturing disruptions and delays; supply chain interruptions, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials, including difficulties or delays in enrollment of certain clinical trials and in access to needed supplies; decreased product demand, due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries, resulting in fewer new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures; further reduced product demand as a result of increased unemployment; challenges presented by reallocating personnel and R&D, manufacturing and other resources to assist in responding to the pandemic; costs associated with the COVID-19 pandemic, including practices intended to reduce the risk of transmission, increased supply chain costs and additional R&D costs incurred in our efforts to develop a vaccine to help prevent COVID-19 and potential treatments for COVID-19; challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals; interruptions or delays in the operations of regulatory authorities, which may delay potential approval of new products we are developing, potential label expansions for existing products and the launch of newly-approved products; challenges operating in a virtual work environment; potential increased cyber incidents such as phishing, social engineering and malware attacks; challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action that could potentially result in us not seeking intellectual property protection for, licensing, or agreeing not to enforce,

Pfizer Inc.	2020 Form 10-K	18

intellectual property rights related to our products, including our vaccine to help prevent COVID-19 and potential treatments for COVID-19; challenges related to conducting oversight and monitoring of regulated activities in a remote or virtual environment; and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts, and government or regulatory actions to contain the virus or control the supply of medicines.

We also face risks and uncertainties related to our efforts to develop and commercialize a vaccine to help prevent COVID-19 and potential treatments for COVID-19, as well as challenges related to their manufacturing, supply and distribution, including, among others, uncertainties inherent in R&D, including the ability to meet anticipated clinical endpoints, commencement and/or completion dates for clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates, as well as risks associated with pre-clinical or clinical data (including the in vitro and Phase 3 data for the Pfizer-BioNTech COVID-19 vaccine (BNT162b2)), including the possibility of unfavorable new pre-clinical, clinical or safety data and further analyses of existing pre-clinical, clinical or safety data; the ability to produce comparable clinical or other results, including the rate of vaccine effectiveness and safety and tolerability profile observed to date, in additional analyses of the Phase 3 trial and additional studies or in larger, more diverse populations upon commercialization; the ability of BNT162b2 to prevent COVID-19 caused by emerging virus variants; the risk that more widespread use of the vaccine will lead to new information about efficacy, safety or other developments, including the risk of additional adverse reactions, some of which may be serious; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether and when additional data from the BNT162 mRNA vaccine program or other programs will be published in scientific publications and, if so, when and with what modifications and interpretations; whether regulatory authorities will be satisfied with the design of and results from these and any future pre-clinical and clinical studies; when other biologics license and/or EUA applications may be filed in particular jurisdictions for BNT162b2 or any other potential vaccines that may arise from the BNT162 program, and if obtained, whether or when such EUA or licenses will expire or terminate; whether and when any applications that may be pending or filed for BNT162b2 or other vaccines that may result from the BNT162 program may be approved by particular regulatory authorities, which will depend on myriad factors, including making a determination as to whether the vaccine’s benefits outweigh its known risks and determination of the vaccine’s efficacy and, if approved, whether it will be commercially successful; regulatory decisions impacting labeling or marketing, manufacturing processes, safety and/or other matters that could affect the availability or commercial potential of a vaccine, including development of products or therapies by other companies; disruptions in the relationships between us and our collaboration partners, clinical trial sites or third-party suppliers, including our relationship with BioNTech; the risk that other companies may produce superior or competitive products; the risk that demand for any products may be reduced or no longer exist; risks related to the availability of raw materials to manufacture or test any such products; challenges related to our vaccine’s ultra-low temperature formulation, two-dose schedule and attendant storage, distribution and administration requirements, including risks related to storage and handling after delivery by us; the risk that we may not be able to successfully develop other vaccine formulations; the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts; risks associated with any changes in the way we approach or provide research funding for the BNT162 program or potential treatment for COVID-19; challenges and risks associated with the pace of our development programs; the risk that we may not be able to maintain or scale up manufacturing capacity on a timely basis or maintain access to logistics or supply channels commensurate with global demand for our vaccine or any potential approved treatment, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine within the projected time periods as previously indicated; whether and when additional supply agreements will be reached; uncertainties regarding the ability to obtain recommendations from vaccine advisory or technical committees and other public health authorities and uncertainties regarding the commercial impact of any such recommendations; pricing and access challenges for such products; challenges related to public vaccine confidence or awareness; trade restrictions; and competitive developments.

Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risks that we identify in this Risk Factors section, which could adversely affect our business, operations and financial condition and results.

We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its effects on our business, operations and financial condition and results, and have made certain assumptions regarding the COVID-19 pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic, as well as COVID-19 vaccine supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally, the emergence of additional virus variants, the duration of the pandemic, new information regarding the severity and incidence of COVID-19, the safety, efficacy and availability of vaccines and treatments for COVID-19, the rate at which the population becomes vaccinated against COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines. The pandemic may also affect our business, operations or financial condition and results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks.

MARKET FLUCTUATIONS IN OUR EQUITY AND OTHER INVESTMENTS

Changes in fair value of certain equity investments need to be recognized in net income that may result in increased volatility of our income. For additional information, see Note 4 and the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources section within MD&A.

Our pension benefit obligations and postretirement benefit obligations are subject to volatility from changes in fair value of equity investments and other investment risk in the assets funding these plans. For additional information, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Note 11.

COST AND EXPENSE CONTROL AND NONORDINARY EVENTS

Growth in costs and expenses, changes in product and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our cost-reduction and productivity initiatives, other corporate strategic initiatives and any acquisitions, divestitures or other initiatives, as well as potential disruption of ongoing business.

Pfizer Inc.	2020 Form 10-K	19

INTANGIBLE ASSETS, GOODWILL AND EQUITY-METHOD INVESTMENTS

Our consolidated balance sheet contains significant amounts of intangible assets, including IPR&D and goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, we expect that many of these IPR&D assets will become impaired and/or be written off at some time in the future if the associated R&D effort is abandoned or is curtailed. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity. Our other intangible assets, including developed technology rights and brands, face similar risks for impairment. Our equity-method investments may also be subject to impairment charges that may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows to be generated from these investments. We may recognize impairment charges as a result of a weak economic environment, events related to particular customers or asset types, challenging market conditions or decisions by management. Any such impairment charge of our intangible assets, goodwill and equity-method investments may be significant. For additional details, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A.

CHANGES IN LAWS AND ACCOUNTING STANDARDS

Our future results could be adversely affected by changes in laws and regulations or their interpretation, including, among others, changes in accounting standards, taxation requirements, competition laws, privacy laws and environmental laws in the U.S. and other countries. For additional information on changes in tax laws or rates or accounting standards, see the Provision/(Benefit) for Taxes on Income and New Accounting Standards sections within MD&A and Note 1B.

ITEM 2.	PROPERTIES

We own and lease space around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution and corporate enabling functions. In many locations, our business and operations are co-located to achieve synergy and operational efficiencies. Our global headquarters are located in New York City. We continue to advance our global workplace strategy to provide workplaces that enable collaboration and foster innovation. As of December 31, 2020, we had 363 owned and leased properties, amounting to approximately 43 million square feet.

In 2020, we reduced the number of properties in our portfolio by 90 sites and 4 million square feet, primarily due to the spin-off and combination of the Upjohn Business with Mylan to form Viatris.

We expect to relocate our global headquarters to the Spiral, an office building in the Hudson Yards neighborhood of New York City, with occupancy expected beginning in 2022. In April 2018, we entered into an agreement to lease space at this property. In July 2018, we completed the sale of our current headquarters in New York City. We remain in a lease-back arrangement with the buyer while we complete our relocation.

Our PGS platform function is headquartered in various locations, with leadership teams primarily in New York City and in Peapack, New Jersey. As of December 31, 2020, PGS had responsibility for 43 plants around the world, including in Belgium, Germany, India, Ireland, Italy, Japan, Singapore and the U.S., which manufacture products for our business. PGS expects to exit five of these sites over the next several years. PGS also operates multiple distribution facilities around the world.

In general, we believe that our properties, including the principal properties described above, are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See Note 9 for amounts invested in land, buildings and equipment.

ITEM 3.	LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 16A.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the BOD to be held on the date of the 2021 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Albert Bourla	59	Chairman of the Board since January 2020 and Chief Executive Officer since January 2019. Chief Operating Officer from January 2018 until December 2018. Group President, Pfizer Innovative Health from June 2016 until December 2017. Group President, Global Innovative Pharma Business (responsible for Vaccines, Oncology and Consumer Healthcare since 2014) from February 2016 until June 2016. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Our Director since February 2018. Board member of Pharmaceutical Research and Manufacturers of America (PhRMA). Board member of The Pfizer Foundation, which promotes access to quality healthcare. Director of the Partnership for New York City and Catalyst, a global non-profit organization accelerating progress for the advancement of women into leadership.

William Carapezzi	63
Executive Vice President, Global Business Services and Transformation since June 2020. Senior Vice President of Global Business Operations from June 2013 until June 2020. Senior Vice President of Global Tax from 2008 until June 2013.

Pfizer Inc.	2020 Form 10-K	20

Name	Age	Position

Frank A. D’Amelio	63	Chief Financial Officer and Executive Vice President, Global Supply since June 2020. Chief Financial Officer, Executive Vice President, Business Operations and Global Supply from November 2018 until June 2020. Executive Vice President, Business Operations and Chief Financial Officer from December 2010 until October 2018. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Director of Zoetis Inc. and Humana Inc. and Chair of the Humana Inc. Board of Directors’ Audit Committee. Director of the Independent College Fund of New Jersey.

Mikael Dolsten	62	Chief Scientific Officer, President, Worldwide Research, Development and Medical since January 2019. President of Worldwide Research and Development from December 2010 until December 2018. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. He was Senior Vice President of Wyeth and President, Wyeth Research from June 2008 until October 2009. Director of Karyopharm Therapeutics Inc. Director of PhRMA Foundation and Governor of New York Academy of Science (NYAS).

Lidia Fonseca	52	Chief Digital and Technology Officer, Executive Vice President since January 2019. Chief Information Officer and Senior Vice President of Quest Diagnostics Incorporated from 2014 to 2018. Senior Vice President of Laboratory Corporation of America Holdings from 2008 until March 2013. Director of Tegna, Inc.

Angela Hwang	55	Group President, Pfizer Biopharmaceuticals Group since January 2019. Group President, Pfizer Essential Health from January 2018 until December 2018. Global President, Pfizer Inflammation and Immunology from January 2016 until December 2017. Regional Head, U.S. Vaccines from January 2014 until December 2015. Vice President, Emerging Markets for the Primary Care therapeutic area from September 2011 until December 2013. Vice President, U.S. Brands commercial organization within Essential Health from October 2009 until August 2011. Director of United Parcel Service, Inc.

Rady A. Johnson	59	Chief Compliance, Quality and Risk Officer, Executive Vice President since January 2019. Executive Vice President, Chief Compliance and Risk Officer from December 2013 until December 2018. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Douglas M. Lankler	55	General Counsel, Executive Vice President since December 2013. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013. Executive Vice President, Chief Compliance Officer from December 2010 until February 2011. Senior Vice President and Chief Compliance Officer from January 2010 until December 2010. Senior Vice President, Deputy General Counsel and Chief Compliance Officer from August 2009 until January 2010.

A. Rod MacKenzie	61	Chief Development Officer, Executive Vice President since June 2016. Senior Vice President, Chief Development Officer from March 2016 until June 2016. Group Senior Vice President and Head, Pharma Therapeutics Research and Development from 2010 until March 2016. Dr. MacKenzie represents Pfizer as a member of the Board of Directors of ViiV Healthcare Limited, TransCelerate Biopharma Inc. and the National Health Council.

Payal Sahni	46
Chief Human Resources Officer, Executive Vice President since June 2020. From May 2016 until June 2020 served as Senior Vice President of Human Resources for multiple operating units. Vice President of Human Resources, Vaccines, Oncology & Consumer from 2015 until 2016. Ms. Sahni has served in a number of positions in the Human Resources organization with increasing responsibility since joining Pfizer in 1997.

Sally Susman	59	Chief Corporate Affairs Officer, Executive Vice President since January 2019. Executive Vice President, Corporate Affairs (formerly Policy, External Affairs and Communications) from December 2010 until December 2018. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Director of WPP plc.

John D. Young	56	Chief Business Officer, Group President since January 2019. Group President, Pfizer Innovative Health from January 2018 until December 2018. Group President, Pfizer Essential Health from June 2016 until December 2017. Group President, Global Established Pharma Business from January 2014 until June 2016. President and General Manager, Pfizer Primary Care from June 2012 until December 2013. Primary Care Business Unit’s Regional President for Europe and Canada from 2009 until June 2012. Director of Johnson Controls International plc. Mr. Young represents Pfizer as a member of the Board of Directors of the Consumer Healthcare JV. Director of Biotechnology Innovation Organization (BIO).

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 23, 2021, there were 139,582 holders of record of our common stock.

The following summarizes purchases of our common stock during the fourth quarter of 2020(a):

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares that May Yet Be Purchased Under the Plan(a)
September 28 through October 25, 2020	26,921	$36.99	—	$5,292,881,709
October 26 through November 30, 2020	84,279	$37.48	—	$5,292,881,709
December 1 through December 31, 2020	69,317	$37.39	—	$5,292,881,709
Total	180,517	$37.37	—

Pfizer Inc.	2020 Form 10-K	21

(a)See Note 12.
(b)Represents (i) 174,555 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 5,962 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
PEER GROUP PERFORMANCE GRAPH
The following graph assumes a $100 investment on December 31, 2015, and reinvestment of all dividends, in each of the Company’s Common Stock, the S&P 500 Index, and a composite peer group of the major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Roche and Sanofi.

$250
$225
$200
$175
$150
$125
$100
$75
$50
2015
2016
2017
2018
2019
2020
PFIZER
PEER GROUP
S&P 500

Five Year Performance

	2015	2016	2017	2018	2019	2020
PFIZER	$100.0	$104.5	$120.9	$151.0	$140.5	$145.4
PEER GROUP	$100.0	$100.8	$118.1	$127.8	$155.3	$161.7
S&P 500	$100.0	$112.0	$136.4	$130.4	$171.4	$203.0

Pfizer Inc.	2020 Form 10-K	22

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended/As of December 31,(a)
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	2020	2019	2018	2017	2016
Revenues	$41,908	$41,172	$40,825	$38,757	$38,664
Income/(loss) from continuing operations	7,021	10,867	3,861	13,558	(67)
Total assets	154,229	167,594	159,588	172,064	171,912
Long-term obligations(b)	64,835	66,844	63,972	69,981	80,957
Earnings/(loss) per common share—basic(c)
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$1.26	$1.95	$0.65	$2.26	$(0.02)
Income from discontinued operations––net of tax(a)	0.47	0.98	1.25	1.31	1.20
Net income attributable to Pfizer Inc. common shareholders	$1.73	$2.92	$1.90	$3.57	$1.18
Earnings/(loss) per common share—diluted(c)
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$1.24	$1.91	$0.64	$2.23	$(0.02)
Income from discontinued operations––net of tax(a)	0.47	0.96	1.23	1.29	1.19
Net income attributable to Pfizer Inc. common shareholders	$1.71	$2.87	$1.87	$3.52	$1.17

Cash dividends declared per common share	$1.53	$1.46	$1.38	$1.30	$1.22
(a)Amounts reflect the Upjohn Business and the Mylan-Japan collaboration as discontinued operations in all periods presented following the November 16, 2020 spin-off and combination of the Upjohn Business with Mylan and the December 21, 2020 termination of the Mylan-Japan collaboration. Income from discontinued operations––net of tax, including per common basic and diluted share amounts, for the year ended December 31, 2020 include the operating results of the Upjohn Business through November 16, 2020, the date of the spin-off and combination with Mylan. See Notes 1A and 2B. In addition, other acquisitions and business development activities completed in 2020, 2019 and 2018, including the acquisitions of Array and Therachon, and the contribution of our Consumer Healthcare business to the Consumer Healthcare JV, impacted financial results in the periods presented. See Note 1A. 2017 reflects the acquisition of AstraZeneca’s small molecule anti-infectives business and the sale of Hospira Infusion Systems net assets. 2016 reflects the acquisitions of Medivation and Anacor.
(b)Defined as Long-term debt, Pension benefit obligations, Postretirement benefit obligations, Noncurrent deferred tax liabilities, Other taxes payable and Other noncurrent liabilities.
(c)All years presented, except for 2016, reflect the impact of the TCJA on the Provision/(benefit) for taxes on income. For additional information see Note 5A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Financial Highlights

The following is a summary of certain financial performance metrics (in billions, except per share data):

2020 Total Revenues––$41.9 billion	2020 Net Cash Flow from Operations––$14.4 billion
An increase of 2% compared to 2019	An increase of 14% compared to 2019

2020 Reported Diluted EPS––$1.71	2020 Adjusted Diluted EPS (Non-GAAP)––$2.22*
A decrease of 40% compared to 2019	An increase of 16% compared to 2019
*For additional information regarding Adjusted diluted EPS (which is a non-GAAP financial measure), including reconciliations of certain GAAP reported to non-GAAP adjusted information, see the Non-GAAP Financial Measure: Adjusted Income section within MD&A.

Pfizer Inc.	2020 Form 10-K	23

References to operational variances pertain to period-over-period changes that exclude the impact of foreign exchange rates. Although foreign exchange rate changes are part of our business, they are not within our control and since they can mask positive or negative trends in the business, we believe presenting operational variances excluding these foreign exchange changes provides useful information to evaluate our results.
Our Business and Strategy
Most of our revenues come from the manufacture and sale of biopharmaceutical products. With the formation of the Consumer Healthcare JV in 2019 and the completion of the spin-off and combination of our Upjohn Business with Mylan in November 2020, Pfizer has transformed into a more focused, global leader in science-based innovative medicines and vaccines. We now operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, sales and distribution of biopharmaceutical products worldwide. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and the Mylan-Japan collaboration are reflected as discontinued operations for all periods presented. Prior-period information has been restated to reflect our current organizational structure following the separation of the Upjohn Business. See Note 1A and Item 1. Business––Commercial Operations of this Form 10-K for additional information. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which, approximately 70% has been incurred since inception and through December 31, 2020. These charges include costs and expenses related to separation of legal entities and transaction costs.
Transforming to a More Focused Company: We have undertaken efforts to ensure our cost base aligns appropriately with our revenue base. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. In addition, we are taking steps to restructure our corporate enabling functions to appropriately support and drive the purpose of our focused innovative biopharmaceutical products business and R&D and PGS platform functions. See the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section of this MD&A.
R&D: We believe we have a strong pipeline and are well-positioned for future growth. R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the therapies that may be the most impactful for patients. Innovation, drug discovery and development are critical to our success. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their effectiveness and ease of dosing and by discovering potential new indications. See the Item 1. Business—Research and Development section of this Form 10-K for our R&D priorities and strategy.

We seek to leverage a strong pipeline, organize around expected operational growth drivers and capitalize on trends creating long-term growth opportunities, including:
•an aging global population that is generating increased demand for innovative medicines and vaccines that address patients’ unmet needs;
•advances in both biological science and digital technology that are enhancing the delivery of breakthrough new medicines and vaccines; and
•the increasingly significant role of hospitals in healthcare systems.

We are committed to strategically capitalizing on growth opportunities by advancing our own product pipeline and maximizing the value of our existing products, as well as through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will advance our business. For additional information, including discussion of recent significant business development activities, see Note 2.
Our 2020 Performance

Revenues

Revenues increased $736 million, or 2%, to $41.9 billion in 2020 from $41.2 billion in 2019, reflecting an operational increase of $1.1 billion, or 3%, and an unfavorable impact of foreign exchange of $331 million, or 1%.
Excluding the impact of the Consumer Healthcare transaction, revenues increased 8% operationally, reflecting strong growth in Vyndaqel/Vyndamax, Eliquis, Ibrance outside developed Europe, Inlyta, Xeljanz, Xtandi, Prevenar 13 outside the U.S., oncology biosimilars and certain products in the Hospital therapeutic area in the U.S., partially offset by Enbrel internationally and Prevnar 13 and Chantix in the U.S. Revenues for 2020 included an estimated unfavorable impact of approximately $700 million, or 2%, due to COVID-19, primarily reflecting lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased U.S. demand for certain sterile injectable products and increased adult uptake for Prevenar 13 in certain international markets, resulting from greater vaccine awareness for respiratory illnesses, and U.S. revenues for BNT162b2.

Pfizer Inc.	2020 Form 10-K	24

The following outlines the components of the net change in revenues:
For worldwide revenues, including a discussion of key drivers of our revenue performance and revenues by geography, see the discussion in the Analysis of the Consolidated Statements of Income––Revenues––Selected Product Discussion and ––Revenues by Geography sections within MD&A. For additional information regarding the primary indications or class of certain products, see Note 17B.

Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income
The following provides an analysis of the change in Income from continuing operations before provision/(benefit) for taxes on income for 2020:

(MILLIONS OF DOLLARS)
Income from continuing operations before provision/(benefit) for taxes on income for the year ended December 31, 2019	$11,485
Favorable change in revenues	736

Favorable/(Unfavorable) changes:
Non-recurrence of (Gain) on completion of Consumer Healthcare JV transaction	(8,080)
Higher Cost of sales(a)	(441)
Lower Selling, information and administrative expenses(a)	1,136
Higher Research and development expenses(a)	(1,010)
Lower Amortization of intangible assets(a)	1,026
Lower asset impairment charges(b)	1,152
Higher net periodic benefit credits other than service costs(b)	308
Lower business and legal entity alignment costs(b)	300
Higher Consumer Healthcare JV equity method income(b)	281
Lower charges for certain legal matters(b)	264
Higher income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	158
Lower charges to separate our Consumer Healthcare business into a separate legal entity(b)	152
Lower interest expense(b)	125
Higher royalty-related income(b)	124
Lower net losses on early retirement of debt(b)	101
Higher net gains recognized during the period on equity securities(b)	86
Higher ViiV dividend income(b)	58
Higher net losses on asset disposals(b)	(268)
Lower interest income(b)	(153)
All other items, net	(44)
Income from continuing operations before provision/(benefit) for taxes on income for the year ended December 31, 2020	$7,497
(a)See the Costs and Expenses section within MD&A.
(b)See Note 4.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5A.
Our Operating Environment
We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below. See also the Item 1. Business––Government Regulation and Price Constraints section of this Form 10-K.
Regulatory Environment––Pipeline Productivity

Our product lines must be replenished to offset revenue losses when products lose their market exclusivity, respond to healthcare and innovation trends and provide for earnings growth. As a result, we devote considerable resources to our R&D activities which, while essential to our growth, incorporate a high degree of risk and cost, including whether a particular product candidate or new indication for an in-line product will achieve the desired clinical endpoint or safety profile, will be approved by regulators or will be successful commercially. We conduct clinical trials to

Pfizer Inc.	2020 Form 10-K	25

provide data on safety and efficacy to support the evaluation of a drug’s overall benefit-risk profile for a particular patient population. In addition, after a product has been approved and launched, we continue to monitor its safety as long as it is available to patients. This includes postmarketing trials that may be conducted voluntarily or pursuant to a regulatory request to gain additional medical knowledge. For the entire life of the product, we collect safety data and report safety information to the FDA and other regulatory authorities. Regulatory authorities may evaluate potential safety concerns and take regulatory actions in response, such as updating a product’s labeling, restricting its use, communicating new safety information to the public, or, in rare cases, requiring us to suspend or remove a product from the market. The commercial potential of in-line products may be negatively impacted by post-marketing developments.
Intellectual Property Rights and Collaboration/Licensing Rights

The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. For example, the basic product patent for Chantix in the U.S. expired in November 2020. Also, the basic product patent for Sutent in the U.S. will expire in August 2021. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2021 through 2025. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access.

For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section in this Form 10-K.
For a discussion of recent developments with respect to patent litigation, see Note 16A1.
Regulatory Environment/Pricing and Access––U.S. Healthcare Legislation

In March 2010, the ACA was enacted in the U.S. We recorded the following amounts to reflect the impact of the ACA legislation:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Reduction to Revenues, related to the Medicare “coverage gap” discount provision	$1,175	$761	$418
Selling, informational and administrative expenses, related to the fee payable to the federal government	195	210	134
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures

The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Federal and state governments and private third-party payers in the U.S. continue to take action to manage the utilization of drugs and cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. We consider a number of factors impacting the pricing of our medicines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines is ultimately set by healthcare providers and insurers. On average, insurers impose a higher out-of-pocket burden on patients for prescription medicines than for comparably priced medical services. Certain governments outside the U.S. provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power as large single payers to effectively regulate prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Governments may use a variety of measures, including proposing pricing reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. For additional information, see the Item 1. Business––Government Regulation and Price Constraints section in this Form 10-K.
The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to the economic cycle. Certain factors in the global economic environment that may impact our global operations include, among other things, currency fluctuations, capital and exchange controls, global economic conditions, restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest, terrorist activity, unstable governments and legal systems, inter-governmental disputes and public health outbreaks, epidemics and pandemics. Government pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria or other means of cost control.

COVID-19 Pandemic

The continuation of the COVID-19 pandemic has impacted our business, operations and financial condition and results. For additional information on the impact of COVID-19 on our revenues, please see the Overview of Our Performance, Operating Environment, Strategy and Outlook–Our 2020 Performance section of this MD&A.

Our Response to COVID-19
We are committed to confronting the public health challenge posed by the pandemic by collaborating with industry partners and academic institutions to develop potential approaches to prevent and treat COVID-19. In March 2020, we issued a five-point plan calling on the biopharmaceutical industry to join us in committing to unprecedented collaboration to combat COVID-19. Subsequently, we have made some important advances, including, among others:
•Entry into a global agreement (except for China, Hong Kong, Macau and Taiwan) with BioNTech for the development, manufacture and commercialization of an mRNA-based coronavirus vaccine, BNT162, to help prevent COVID-19. In November 2020, the companies announced that after conducting the final efficacy analysis in the Phase 3 study, BNT162b2 met both of the study’s primary efficacy endpoints.

Pfizer Inc.	2020 Form 10-K	26

Analysis of the data indicated a vaccine efficacy rate against COVID-19 of 95% in participants without prior SARS-CoV-2 infection (first primary objective) and also in participants with and without prior SARS-CoV-2 infection (second primary objective), in each case measured from seven days after the second dose. The FDA authorized the distribution and use of BNT162b2 in the U.S. to help prevent COVID-19 for individuals 16 years of age and older under an EUA issued in December 2020. BNT162b2 has not been approved or licensed by the FDA. The EUA authorizes distribution and use of this product subject to the conditions set forth in the EUA, and only for the duration of the declaration by the Department of Health & Human Services that circumstances exist justifying authorization of emergency use of drugs and biological products (such as BNT162b2) during the COVID-19 pandemic under Section 564 of the FFDCA (the Declaration), or until revocation of the EUA by the FDA. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. The FDA expects EUA holders to work towards submission of a BLA as soon as possible. BNT162b2 has now been granted a CMA, EUA or temporary authorization in more than 50 countries worldwide. The companies continue to study BNT162b2, including studies evaluating it in additional populations, booster doses and emerging variants. Based on the updated 6-dose labeling and subject to continuous process improvements, expansion at current facilities and adding new suppliers and contract manufacturers, the companies believe that they can potentially manufacture at least 2 billion doses in total by the end of 2021. The companies have entered into agreements to supply pre-specified doses of BNT162b2 with multiple developed and emerging nations around the world and are continuing to deliver doses of BNT162b2 to governments under such agreements. As of February 2, 2021, based on the doses to be delivered in 2021 primarily under agreements entered into as of February 2, 2021 (including, among others, agreements with the U.S. government to supply 200 million doses, the European Commission to supply 300 million doses, the Japanese government to supply 144 million doses and COVID-19 Vaccines Global Access (COVAX) for up to 40 million doses in 2021, subject to the negotiation and execution of additional agreements under the COVAX Facility structure), we forecasted approximately $15 billion in revenues in 2021 from BNT162b2, with gross margin to be split evenly with BioNTech. This forecast was based on doses mostly covered under agreements entered into as of February 2, 2021 and did not include all of the doses we can potentially deliver by the end of 2021. The companies continue to enter into agreements with governments for additional doses, including, among others, the exercise by the U.S. government of an option for an additional 100 million doses and an agreement with the European Commission for an additional 200 million doses to be delivered in 2021. Accordingly, this forecast may change based, in part, on these and future additional agreements that may be signed and as circumstances warrant. For additional information on our COVID-19 vaccine development program, see Note 2 and the Item 1A. Risk Factors—COVID-19 Pandemic section in this Form 10-K.
•Initiation, in September 2020, of a Phase 1b clinical trial in hospitalized participants with COVID-19 to evaluate the safety, tolerability and pharmacokinetics of a novel investigational protease inhibitor for COVID-19, PF-07304814, which is a phosphate prodrug of a 3C-like (3CL) protease inhibitor, PF-00835231.

Despite our significant investments and efforts, any of our ongoing development programs related to COVID-19 may not be successful as the risk of failure is significant, and there can be no certainty these efforts will yield a successful product or that costs will ultimately be recouped.

Impact of COVID-19 on Our Business and Operations

The following discussion summarizes our current views of key business and operational areas impacted by the pandemic and its effects on our business, operations, and financial condition and results. As part of our on-going monitoring and assessment, we have made certain assumptions regarding the COVID-19 pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic, as well as COVID-19 vaccine supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally; the emergence of additional virus variants; the duration of the pandemic; new information regarding the severity and incidence of COVID-19; the safety, efficacy and availability of vaccines and treatments for COVID-19; the rate at which the population becomes vaccinated against COVID-19; the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines. We are focused on all aspects of our business and are implementing measures aimed at mitigating issues where possible, including by using digital technology to assist in operations for our commercial, manufacturing, R&D and enabling functions globally.

Our business and operations have been impacted by the pandemic in various ways. For example:
•At this time, most of our colleagues who are able to perform their job functions outside of our facilities continue to work remotely, while certain colleagues in the PGS and WRDM organizations continue to work onsite and are subject to strict protocols intended to reduce the risk of transmission.
•While engagement with healthcare professionals has started to return to pre-pandemic levels due to our virtual engagement capabilities, our sales force colleagues continue to encounter mixed access as a result of ongoing restrictions on in-person meetings. We are actively reviewing and assessing epidemiological data and our colleagues remain ready to resume in-person engagements with healthcare professionals on a location-by-location basis as soon as it is safe to do so. During the pandemic, we have adapted our promotional platform by amplifying our existing digital capabilities to reach healthcare professionals and customers to provide critical education and information, including increasing the scale of our remote engagement.
•We have not seen a significant disruption to our supply chain to date, and all of our manufacturing sites globally have continued to operate at or near normal levels.
•After a brief pause to the recruitment portion of certain ongoing clinical studies and a delay to most new study starts, we restarted recruitment across the development portfolio (including new study starts) in late-April 2020.
•Our portfolio of products experienced varying impacts from the pandemic. Some of our products are medically necessary but also more reliant on maintenance therapy with continuing patients in addition to new patients, some of our products are more reliant on new patient starts and typically require doctor visits, including wellness visits, and some of our products are identified as medically necessary for treatment in the pandemic. A large proportion of our portfolio comprises oral or self-injected medicines that do not require a visit to an infusion center or a physician’s office for administration, but vaccines and physician-administered medicines, which do require office visits, were impacted in 2020 by COVID-19-related mobility restrictions or limitations and decline in patient visits to doctors. In addition, certain of our vaccines such as Prevnar 13/Prevenar 13 may be impacted by recommendations by certain health officials to not co-administer such vaccines alongside the COVID-19 vaccines. For additional detail on the impact of the COVID-19 pandemic on our products, see the Analysis of the Consolidated Statements of Income—Revenues—Selected Product Discussion section within MD&A.

Pfizer Inc.	2020 Form 10-K	27

Notwithstanding the foregoing impact of the pandemic, given our significant operating cash flows, as well as our financial assets, access to capital markets and revolving credit agreements, we believe we have, and expect to maintain, the ability to meet liquidity needs for the foreseeable future. We will continue to pursue efforts to maintain the continuity of our operations while monitoring for new developments related to the pandemic. Future developments could result in additional favorable or unfavorable impacts on our business, operations or financial condition and results. If we experience significant disruption in our manufacturing or supply chains or significant disruptions in clinical trials or other operations, or if demand for our products is significantly reduced as a result of the COVID-19 pandemic, we could experience a material adverse impact on our business, operations and financial condition and results. See the Item 1A. Risk Factors—COVID-19 Pandemic section of this Form 10-K.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Following is a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements. Also, see Note 1C.

For a description of our significant accounting policies, see Note 1. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Asset Impairments (Note 1L); Tax Assets and Liabilities and Income Tax Contingencies (Note 1P); Pension and Postretirement Benefit Plans (Note 1Q); and Legal and Environmental Contingencies (Note 1R).
Acquisitions and Fair Value

For discussions about the application of fair value, see the following: recent acquisitions (Note 2A); investments (Note 7A); benefit plan assets (Note 11D); and Asset Impairments below.
Revenues

Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary (sensitivity) differs by program, product, type of customer and geographic location. However, estimates associated with U.S. Medicare, Medicaid and performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this lag, our recording of adjustments to reflect actual amounts can incorporate revisions of several prior quarters.

Asset Impairments

We review all of our long-lived assets for impairment indicators throughout the year. We perform impairment testing for indefinite-lived intangible assets and goodwill at least annually and for all other long-lived assets whenever impairment indicators are present. When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. Our impairment review processes are described in Note 1L.
Examples of events or circumstances that may be indicative of impairment include:
•A significant adverse change in legal factors or in the business climate that could affect the value of the asset. For example, a successful challenge of our patent rights would likely result in generic competition earlier than expected.
•A significant adverse change in the extent or manner in which an asset is used such as a restriction imposed by the FDA or other regulatory authorities that could affect our ability to manufacture or sell a product.
•An expectation of losses or reduced profits associated with an asset. This could result, for example, from a change in a government reimbursement program that results in an inability to sustain projected product revenues and profitability. This also could result from the introduction of a competitor’s product that impacts projected revenue growth, as well as the lack of acceptance of a product by patients, physicians and payers. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.

Identifiable Intangible Assets
We use an income approach, specifically the discounted cash flow method to determine the fair value of intangible assets, other than goodwill. We start with a forecast of all the expected net cash flows associated with the asset, which incorporates the consideration of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions that impact our fair value estimates include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological advancements and risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic origin of the projected cash flows.

While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets (approximately $3.2 billion as of December 31, 2020) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or

Pfizer Inc.	2020 Form 10-K	28

carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.

Goodwill

Our goodwill impairment review work as of December 31, 2020 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time.

In our review, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative fair value test.

When we are required to determine the fair value of a reporting unit, we mainly use the income approach but may also use the market approach, or a weighted-average combination of both approaches.
•The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, we use the discounted cash flow method. We start with a forecast of all the expected net cash flows for the reporting unit, which includes the application of a terminal value, and then we apply a reporting unit-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
•The market approach is a historical approach to estimating fair value and relies primarily on external information. We may use two alternative methods within the market approach:
◦Guideline public company method—this method employs market multiples derived from market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market and the application of the identified multiples to the corresponding measure of our reporting unit’s financial performance.
◦Guideline transaction method—this method relies on pricing multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business and the application of the identified multiples to the corresponding measure of our reporting unit’s financial performance.
The market approach is only appropriate when the available external information is robust and deemed to be a reliable proxy for the specific reporting unit being valued; however, these assessments may prove to be incomplete or inaccurate. Some of the more significant estimates and assumptions inherent in this approach include: the selection of appropriate guideline companies and transactions and the determination of applicable premiums and discounts based on any differences in ownership percentages, ownership rights, business ownership forms or marketability between the reporting unit and the guideline companies and transactions.
For all of our reporting units, there are a number of future events and factors that may impact future results and that could potentially have an impact on the outcome of subsequent goodwill impairment testing. For a list of these factors, see the Forward-Looking Information and Factors That May Affect Future Results and the Item 1A. Risk Factors sections in this Form 10-K.
Benefit Plans

For a description of our different benefit plans, see Note 11.

Effective January 1, 2018, accruals for future benefits under the PCPP (our largest U.S. defined benefit plan) and the defined benefit section of the Pfizer Group Pension Scheme (our largest pension plan in the U.K.) were frozen and resulted in elimination of future service costs for the plans. The Pfizer defined contribution savings plan provides additional annual contributions to those previously accruing benefits under the PCPP and active members of the Pfizer Group Pension Scheme started accruing benefits under the defined contribution section of that plan.

Our assumptions reflect our historical experiences and our judgment regarding future expectations that have been deemed reasonable by management. The judgments made in determining the costs of our benefit plans can materially impact our results of operations.

The following provides (i) at the end of each year, the expected annual rate of return on plan assets for the following year, (ii) the actual annual rate of return on plan assets achieved in each year, and (iii) the weighted-average discount rate used to measure the benefit obligations at the end of each year for our U.S. qualified pension plans and our international pension plans(a):

	2020	2019	2018
U.S. Qualified Pension Plans
Expected annual rate of return on plan assets	6.8%	7.0%	7.2%
Actual annual rate of return on plan assets	14.1	22.6	(5.3)
Discount rate used to measure the plan obligations	2.6	3.3	4.4
International Pension Plans
Expected annual rate of return on plan assets	3.4	3.6	3.9
Actual annual rate of return on plan assets	9.7	10.7	(0.9)
Discount rate used to measure the plan obligations	1.5	1.7	2.5
(a)For detailed assumptions associated with our benefit plans, see Note 11B.

Pfizer Inc.	2020 Form 10-K	29

Expected Annual Rate of Return on Plan Assets

The assumptions for the expected annual rate of return on all of our plan assets reflect our actual historical return experience and our long-term assessment of forward-looking return expectations by asset classes, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans.

The expected annual rate of return on plan assets for our U.S. plans and the majority of our international plans is applied to the fair value of plan assets at each year-end and the resulting amount is reflected in our net periodic benefit costs in the following year.

The following illustrates the sensitivity of net periodic benefit costs to a 50 basis point decline in our assumption for the expected annual rate of return on plan assets, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Increase in 2021 Net Periodic Benefit Costs
Expected annual rate of return on plan assets	50 basis point decline	$116

The actual return on plan assets was approximately $2.9 billion during 2020.
Discount Rate Used to Measure Plan Obligations

The weighted-average discount rate used to measure the plan obligations for our U.S. defined benefit plans is determined at least annually and evaluated and modified, as required, to reflect the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better, that reflect the rates at which the pension benefits could be effectively settled. The discount rate used to measure the plan obligations for our international plans is determined at least annually by reference to investment grade corporate bonds, rated AA/Aa or better, including, when there is sufficient data, a yield-curve approach. These discount rate determinations are made in consideration of local requirements.
The measurement of the plan obligations at the end of the year will affect the amount of service cost, interest cost and amortization expense reflected in our net periodic benefit costs in the following year.

The following illustrates the sensitivity of net periodic benefit costs and benefit obligations to a 10 basis point decline in our assumption for the discount rate, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Increase in 2021 Net Periodic Benefit Costs	2020 Benefit Obligations
		Increase	Increase
Discount rate	10 basis point decline	$2	$483

The change in the discount rates used in measuring our plan obligations as of December 31, 2020 resulted in an increase in the measurement of our aggregate plan obligations by approximately $1.9 billion.

Anticipated Change in Accounting Policy
We anticipate making a change in our pension accounting policy under which we would begin recognizing actuarial gains and losses immediately in the income statement compared to our current accounting policy that recognizes such gains and losses in stockholders’ equity and amortizes them as a component of net periodic benefit cost/(credit) over future periods. This anticipated change is expected to go into effect in the first quarter of 2021 and if adopted, will require recasting prior period amounts to conform to the new accounting policy.
Income Tax Assets and Liabilities
Income tax assets and liabilities include income tax valuation allowances and accruals for uncertain tax positions. For additional information, see Notes 1P and 5, as well as the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk––Selected Measures of Liquidity and Capital Resources section within MD&A.
Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax, legal contingencies and guarantees and indemnifications. For additional information, see Notes 1P, 1R, 5D and 16.

Pfizer Inc.	2020 Form 10-K	30

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Year Ended December 31,									% Change
	Worldwide			U.S.			International			Worldwide		U.S.		International
(MILLIONS OF DOLLARS)	2020	2019	2018	2020	2019	2018	2020	2019	2018	20/19	19/18	20/19	19/18	20/19	19/18
Total revenues	$41,908	$41,172	$40,825	$21,712	$20,593	$20,119	$20,196	$20,579	$20,705	2	1	5	2	(2)	(1)

2020 v. 2019

The following provides an analysis of the change in worldwide revenues by geographic areas in 2020:
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Prevnar 13/Prevenar 13, Ibrance, Eliquis, Xeljanz, Vyndaqel/Vyndamax, Xtandi, Inlyta, Biosimilars and the Hospital therapeutic area, partially offset by Chantix/Champix. See the Analysis of the Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$3,479	$1,902	$1,577
Impact of completion of the Consumer Healthcare JV transaction. Revenues in 2019 reflect seven months of Consumer Healthcare business domestic operations and eight months of international operations, and none in 2020	(2,082)	(988)	(1,094)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(320)	—	(320)
Other operational factors, net	(10)	205	(214)
Operational growth/(decline), net	1,068	1,119	(50)

Unfavorable impact of foreign exchange	(331)	—	(331)
Revenues increase/(decrease)	$736	$1,119	$(383)

Revenues for 2020 included an estimated unfavorable impact of approximately $700 million, or 2%, due to COVID-19, primarily reflecting lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased U.S. demand for certain sterile injectable products and increased adult uptake for Prevenar 13 in certain international markets, resulting from greater vaccine awareness for respiratory illnesses, and U.S. revenues for BNT162b2.
Emerging markets revenues decreased $456 million, or 5%, in 2020 to $8.4 billion from $8.8 billion in 2019, and were relatively flat operationally, reflecting an unfavorable impact of foreign exchange of 5% on emerging markets revenues. The relatively flat operational performance was primarily driven by growth from Eliquis, Prevenar 13, Ibrance and Zavicefta, offset by lower revenues for Consumer Healthcare, reflecting the July 31, 2019 completion of the Consumer Healthcare JV transaction.

Pfizer Inc.	2020 Form 10-K	31

2019 v. 2018

The following provides an analysis of the change in worldwide revenues by geographic areas in 2019:
(MILLIONS OF DOLLARS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Ibrance, Eliquis, Xeljanz and Prevnar/Prevenar 13	$2,495	$914	$1,581
Higher revenues for certain Hospital products as a result of: •continued growth of anti-infective products in China, driven by increased demand for Sulperazon and new launches; •the 2018 U.S. launches of our immune globulin IV products (Panzyga and Octagam); and •the launches of certain anti-infectives products (Zavicefta, Zinforo and Cresemba) in international developed and emerging markets	472	174	298
Higher revenues for Inlyta, primarily in the U.S. driven by increased demand resulting from the second quarter of 2019 U.S. FDA approvals for the combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC	190	175	14
Higher revenues for Biosimilars, primarily in the U.S.	168	185	(17)
Higher revenues for rare disease products driven by: •the U.S. launches in May 2019 of Vyndaqel and in September 2019 of Vyndamax for the treatment of ATTR-CM; •continued uptake for the transthyretin amyloid polyneuropathy indication, primarily in developed Europe; and •the March 2019 launch of the ATTR-CM indication in Japan, partially offset by: •lower revenues for certain rare disease products, including the hemophilia franchises (Refacto AF/Xyntha and BeneFIX), primarily due to competitive pressures, and Genotropin in developed markets, mainly due to unfavorable channel mix in the U.S.	159	108	51
Impact of completion of the Consumer Healthcare JV transaction. Revenues in 2019 only reflect seven months of Consumer Healthcare business domestic operations and eight months of international operations	(1,436)	(889)	(547)
Lower revenues from other Hospital products, primarily reflecting declines in developed markets, mostly due to the continued expected negative impact from generic competition for products that have previously lost marketing exclusivity	(447)	(200)	(247)
Lower revenues for Enbrel, primarily in most developed Europe markets due to continued biosimilar competition	(292)	—	(292)
Other operational factors, net	141	6	136
Operational growth, net	1,450	473	976

Unfavorable impact of foreign exchange	(1,103)	—	(1,103)
Revenues increase/(decrease)	$347	$473	$(127)
Emerging markets revenues increased $210 million, or 2%, in 2019 to $8.8 billion, from $8.6 billion in 2018, reflecting an operational increase of $820 million, or 10%. Foreign exchange had an unfavorable impact of 7% on emerging markets revenues. The operational increase in emerging markets was primarily driven by Prevenar 13, Ibrance and Eliquis.
Revenue Deductions

Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends.

The following presents information about revenue deductions:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Medicare rebates	$647	$628	$495
Medicaid and related state program rebates	1,136	1,259	984
Performance-based contract rebates	2,660	2,332	1,758
Chargebacks	4,531	3,411	2,954
Sales allowances	3,841	3,782	3,536
Sales returns and cash discounts	924	878	1,128
Total	$13,739	$12,290	$10,854
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1G.

Pfizer Inc.	2020 Form 10-K	32

Revenues—Selected Product Discussion

			Revenue
(MILLIONS OF DOLLARS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2020	2019	Total	Oper.	Operational Results Commentary
Prevnar 13/ Prevenar 13	$5,850 Up 1% (operationally)	U.S.	$2,930	$3,209	(9)
Operational growth internationally primarily reflects increased adult uptake in certain international markets resulting from greater vaccine awareness for respiratory illnesses, including specifically pneumococcal disease, due to the COVID-19 pandemic, as well as continued strong pediatric uptake in China, partially offset by a decline in the U.S., primarily driven by the expected unfavorable impact of disruptions to wellness visits for pediatric and adult patients due to COVID-19-related mobility restrictions or limitations as well as the continued impact of a lower remaining eligible adult population and the impact of the revised ACIP recommendation for the adult indication to shared clinical decision making, which means the decision to vaccinate should be made at the individual level between health care providers and their patients.

		Int’l.	2,920	2,638	11	13
		Worldwide	$5,850	$5,847	—	1
Ibrance	$5,392 Up 9% (operationally)	U.S.	$3,634	$3,250	12		Primarily driven by continued strong volume growth in most markets, partially offset by pricing pressures in certain developed Europe markets.
		Int’l.	1,758	1,710	3	5
		Worldwide	$5,392	$4,961	9	9
Eliquis	$4,949 Up 18% (operationally)	U.S.	$2,688	$2,343	15
Primarily driven by continued increased adoption in non-valvular atrial fibrillation as well as oral anti-coagulant market share gains, partially offset by a lower net price due to an increased impact from the Medicare “coverage gap” and unfavorable channel mix in the U.S.

		Int’l.	2,260	1,877	20	22
		Worldwide	$4,949	$4,220	17	18
Xeljanz	$2,437 Up 9% (operationally)	U.S.	$1,706	$1,636	4
Higher volumes in the U.S. within the RA, PsA and UC indications driven by reaching additional patients through improvements in formulary access, partially offset by increased discounts from recently-signed contracts which were entered into in order to unlock access to additional patient lives. Also reflects operational growth internationally mainly driven by continued uptake in the RA indication and, to a lesser extent, from the recent launch of the UC indication in certain developed markets.

		Int’l.	731	606	21	23
		Worldwide	$2,437	$2,242	9	9
Vyndaqel/ Vyndamax	$1,288 *	U.S.	$613	$191	*
Driven by the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019 for the treatment of ATTR-CM and by the March 2019 launch of the ATTR-CM indication in Japan and the February 2020 approval of the ATTR-CM indication in the EU.

		Int’l.	675	282	*	*
		Worldwide	$1,288	$473	*	*
Xtandi	$1,024 Up 22% (operationally)	U.S.	$1,024	$838	22		Primarily driven by continued strong demand for Xtandi in the mCRPC and nmCRPC indications, as well as the mCSPC indication, which was approved in the U.S. in December 2019.
		Int’l.	—	—	—	—
		Worldwide	$1,024	$838	22	22
Chantix/ Champix	$919 Down 17% (operationally)	U.S.	$716	$899	(20)
Driven by the U.S. and primarily reflects expected lower demand resulting from reduced doctor visits, including wellness visits when Chantix is typically prescribed, due to COVID-19-related mobility restrictions or limitations as well as the loss of patent protection in the U.S. in November 2020, partially offset by increased demand in Spain as a result of government reimbursement starting in January 2020.

		Int’l.	203	208	(2)	(1)
		Worldwide	$919	$1,107	(17)	(17)
Inlyta	$787 Up 66% (operationally)	U.S.	$523	$295	78
Primarily due to increased demand in the U.S. and certain developed international markets, following the approvals in 2019 for combinations of certain immune checkpoint inhibitors plus Inlyta for the first-line treatment of patients with advanced RCC.

		Int’l.	264	182	45	47
		Worldwide	$787	$477	65	66
Biosimilars	$1,527 Up 68% (operationally)	U.S.	$899	$451	99		Primarily driven by recent oncology biosimilar launches in the U.S. and other global markets and continued growth from Retacrit, primarily in the U.S.
		Int’l.	628	460	36	37
		Worldwide	$1,527	$911	68	68
Hospital	$7,961 Up 3% (operationally)	U.S.	$3,362	$3,081	9
Higher revenues in the U.S., primarily driven by increased demand for certain sterile injectable products utilized in the intubation and ongoing treatment of mechanically-ventilated COVID-19 patients, continued growth from Panzyga and recent anti-infective launches, as well as Pfizer CentreOne business in international markets, partially offset by lower demand for certain anti-infective products in China due to lower infection rates driven by fewer elective surgical procedures, shorter in-patient hospital stays and improved infection control.

		Int’l.	4,599	4,691	(2)	—
		Worldwide	$7,961	$7,772	2	3
* Calculation is not meaningful or results are equal to or greater than 100%.

See the Item 1. Business—Patents and Other Intellectual Property Rights section in this Form 10-K for information regarding the expiration of various patent rights.
See Note 16 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.
See Note 17B for additional information regarding the primary indications or class of the selected products discussed above.

Pfizer Inc.	2020 Form 10-K	33

Product Developments
A comprehensive update of Pfizer’s development pipeline was published as of February 2, 2021 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following provides information about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan. The table below includes only approvals for products that have occurred in the last twelve months and does not include approvals that may have occurred prior to that time. The table includes filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
PF-07302048 (COVID-19 Vaccine)(a)	Immunization to prevent COVID-19 (16 years of age and older)	EUA Dec. 2020	CMA Dec. 2020	Approved Feb. 2021
Bavencio (avelumab)(b)	First-line maintenance urothelial cancer	Approved June 2020	Approved Jan. 2021	Filed May 2020
	First-line RCC (combination with Inlyta (axitinib))			Approved Dec. 2019
Nyvepria (pegfilgrastim-apgf)	Neutropenia in patients undergoing cancer chemotherapy (biosimilar)	Approved June 2020	Approved Nov. 2020
Braftovi (encorafenib)(c)	Second or third-line BRAFv600E-mutant mCRC (combination with Erbitux® (cetuximab))	Approved April 2020	Approved June 2020	Approved Nov. 2020
Braftovi (encorafenib) and Mektovi (binimetinib)(c)	Second or third-line BRAFV600E-mutant mCRC (combination with Erbitux® (cetuximab))			Approved Nov. 2020
Xtandi (enzalutamide)(d)	mCSPC	Approved Dec. 2019	Filed July 2019
Abrilada (U.S.); Amsparity (EU) (adalimumab-afzb)(e)	RA (biosimilar)	Approved Nov. 2019	Approved Feb. 2020
abrocitinib (PF-04965842)	Atopic dermatitis	Filed Oct. 2020	Filed Oct. 2020	Filed Dec. 2020
Infliximab Pfizer (infliximab)	Ankylosing spondylitis (biosimilar)			Approved Oct. 2020
Bevacizumab Pfizer (bevacizumab)	Non-small cell lung cancer (biosimilar)			Approved Sept. 2020
Rituximab Pfizer (rituximab)	Chronic idiopathic thrombocytopenic purpura (biosimilar)			Approved Aug. 2020
tanezumab(f)	Chronic pain due to moderate-to-severe osteoarthritis	Filed March 2020	Filed March 2020	Filed Aug. 2020
Bosulif (bosutinib)	First-line chronic myelogenous leukemia			Approved June 2020
Daurismo (glasdegib)	Combination with low-dose cytarabine for AML		Approved June 2020
Ruxience (rituximab)	Follicular lymphoma (biosimilar)		Approved April 2020
Staquis (crisaborole)	Atopic dermatitis		Approved March 2020
Vyndaqel (tafamidis free acid)	ATTR-CM		Approved Feb. 2020
Xeljanz (tofacitinib)	Modified release 11 mg tablet for RA (combination with methotrexate)		Approved Dec. 2019
	Ankylosing spondylitis	Filed Aug. 2020
Relugolix(g)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Filed Aug. 2020
Lorbrena (lorlatinib)	First- line ALK-positive non-small cell lung cancer	Filed Dec. 2020
somatrogon (PF-06836922)(h)	Pediatric growth hormone deficiency	Filed Jan. 2021
PF-06482077 (Vaccine)	Invasive and non-invasive pneumococcal infections (adults)	Filed Dec. 2020

Pfizer Inc.	2020 Form 10-K	34

*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)PF-07302048 or BNT162b2 (Pfizer/BioNTech COVID-19 vaccine) received EUA from the FDA and CMA from the EMA.
(b)Being developed in collaboration with Merck KGaA, Germany.
(c)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(d)Being developed in collaboration with Astellas.
(e)We are working to make Abrilada available to U.S. patients as soon as feasible based on the terms of our agreement with AbbVie. Current plans are to launch Abrilada in 2023. We do not currently plan to commercialize Amsparity in the EU due to unfavorable market conditions.
(f)Being developed in collaboration with Lilly.
(g)Being developed in collaboration with Myovant.
(h)Being developed in collaboration with OPKO Health, Inc.

In China, the following products received regulatory approvals in the last twelve months: Eucrisa for atopic dermatitis in July 2020 and Vyndaqel for cardiac amyloidosis in September 2020.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Bavencio (avelumab)(a)	First-line non-small cell lung cancer
	Ibrance (palbociclib)(b)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(c)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
	PF-06482077 (Vaccine)	Invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(d)	Adult growth hormone deficiency
	tanezumab(e)	Cancer pain
	Braftovi (encorafenib) and Erbitux® (cetuximab)(f)	First-line BRAFv600E-mutant mCRC
	Relugolix(g)	Combination with estradiol and norethindrone acetate for endometriosis

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria for which there are limited or no treatment options
	fidanacogene elaparvovec (PF-06838435)	Hemophilia B
	Giroctocogene fitelparvovec (SB-525 or PF-07055480)	Hemophilia A
	PF-06425090 (Vaccine)	Primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Serogroups meningococcal (adolescent and young adults)
	PF-06928316 (Vaccine)	Respiratory syncytial virus infection (maternal)
	PF-07265803	Dilated cardiomyopathy due to Lamin A/C gene mutation
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Non-muscle-invasive bladder cancer
	PF-06939926	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
(a)Being developed in collaboration with Merck KGaA, Germany.
(b)Being developed in collaboration with the Alliance Foundation Trial.
(c)Being developed in collaboration with Astellas.
(d)Being developed in collaboration with OPKO Health, Inc.
(e)Being developed in collaboration with Lilly.
(f)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(g)Being developed in collaboration with Myovant.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of this Form 10-K.
COSTS AND EXPENSES
The changes in costs and expenses below reflect, among other things, a decline in expenses resulting from the July 31, 2019 completion of the Consumer Healthcare JV transaction (see Note 2C). In addition, the COVID-19 pandemic impacted certain operating expenses in 2020.

Pfizer Inc.	2020 Form 10-K	35

Costs and expenses follow:
	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Cost of sales	$8,692	$8,251	$8,987	5	(8)
Percentage of Revenues	20.7%	20.0%	22.0%
Selling, informational and administrative expenses	11,615	12,750	12,612	(9)	1
Percentage of Revenues	27.7%	31.0%	30.9%
Research and development expenses	9,405	8,394	7,760	12	8
Percentage of Revenues	22.4%	20.4%	19.0%
Amortization of intangible assets	3,436	4,462	4,736	(23)	(6)
Percentage of Revenues	8.2%	10.8%	11.6%
Restructuring charges and certain acquisition-related costs	600	601	1,058	—	(43)
Percentage of Revenues	1.4%	1.5%	2.6%
Other (income)/deductions—net	669	3,314	2,077	(80)	60
Cost of Sales
2020 v. 2019
Cost of sales increased $441 million, primarily due to:
•increased sales volumes;
•the increase in royalty expenses, due to an increase in sales of related products;
•the unfavorable impact of incremental costs incurred in response to the COVID-19 pandemic; and
•the unfavorable impact of foreign exchange and hedging activity on intercompany inventory, partially offset by:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare JV transaction.
The increase in Cost of sales as a percentage of revenues in 2020, compared to 2019, was primarily due to all of the factors discussed above, partially offset by an increase in alliance revenues, which have no associated cost of sales.
2019 v. 2018
Cost of sales decreased $736 million, primarily due to:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare JV transaction;
•the favorable impact of foreign exchange; and
•the favorable impact of hedging activity of intercompany inventory, partially offset by:
•the unfavorable change in product mix; and
•the increase in royalty expenses, due to an increase in sales of related products.
The decrease in Cost of sales as a percentage of revenues in 2019, compared to 2018, was primarily due to all of the factors discussed above, as well an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses
2020 v. 2019
SI&A expenses decreased $1.1 billion, mostly due to:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare JV transaction;
•lower spending for corporate enabling functions;
•lower spending on sales and marketing activities due to the impact of the COVID-19 pandemic; and
•lower investments across the Internal Medicine and Inflammation & Immunology portfolios, partially offset by:
•the increase in external, incremental costs directly related to implementing our cost-reduction/productivity initiatives; and
•the increase in business and legal entity alignment costs.
2019 v. 2018
SI&A expenses increased $138 million, primarily due to:
•additional investment in emerging markets;
•additional investment in the Oncology portfolio in developed markets;
•increased employee deferred compensation as a result of savings plan gains;
•the increase due to the timing of expenses (i.e., insurance recoveries and product donations);
•marketing and promotional expenses for the U.S. launches of Vyndaqel in May 2019 and Vyndamax in September 2019;

Pfizer Inc.	2020 Form 10-K	36

•increased business and legal entity alignment costs;
•costs to separate Consumer Healthcare; and
•increased healthcare reform expenses,
partially offset by:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare JV; and
•the favorable impact of foreign exchange.
Research and Development (R&D) Expenses
2020 v. 2019
R&D expenses increased $1.0 billion, mainly due to:
•costs related to our collaboration agreement with BioNTech to co-develop a COVID-19 vaccine, including an upfront payment to BioNTech;
•a net increase in upfront payments, mainly related to Myovant and Valneva; and
•increased investments towards building new capabilities and driving automation, partially offset by:
•the net reduction of upfront and milestone payments associated with the acquisition of Therachon in July 2019 and Akcea in October 2019.
2019 v. 2018
R&D expenses increased $635 million, mainly due to:
•upfront payments to Therachon and Akcea;
•increased investments towards building new capabilities and driving automation;
•increased spending on our Inflammation & Immunology and Rare Disease portfolios due to several Phase 3 programs and investment in gene therapy;
•increased spending related to assets acquired from our acquisition of Array; and
•increased medical spend for new and growing products,
partially offset by:
•decreased spending across the Oncology, Vaccines and Internal Medicine portfolios, as select programs have reached completion;
•the decrease in the value of the portfolio performance share grants reflecting changes in the price of Pfizer’s common stock, as well as management’s assessment of the probability that the specified performance criteria will be achieved;
•the discontinuation of the Staphylococcus aureus vaccine trial;
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare JV; and
•the favorable impact of foreign exchange.

Amortization of Intangible Assets
2020 v. 2019
Amortization of intangible assets decreased $1.0 billion, primarily due to:
•the non-recurrence of amortization of fully amortized assets and the impairment of Eucrisa in the fourth quarter of 2019, partially offset by:
•the increase in amortization of intangible assets from our acquisition of Array.
2019 v. 2018
Amortization of intangible assets decreased $274 million, mainly due to:
•the non-recurrence of amortization as a result of the impairment of sterile injectable products in the fourth quarter of 2018;
•fully amortized assets; and
•the contribution of our Consumer Healthcare business to the Consumer Healthcare JV, partially offset by:
•the increase in amortization related to assets recorded as a result of the approval of Xtandi in the U.S. for the treatment of nmCRPC in July of 2018; and
•amortization of intangible assets from our acquisition of Array.

For additional information, see Notes 2A, 2C, and 10A.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program
For a description of our program, as well as the anticipated and actual costs, see Note 3. The program savings discussed below may be rounded and represent approximations. In connection with the costs primarily related to the corporate enabling functions initiatives, we expect gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, to be achieved primarily over the two-year period 2021-2022. In connection with manufacturing network optimization, including legacy cost reduction initiatives, we expect targeted net cost savings of $300 million to be achieved primarily from 2020 through 2022.

Pfizer Inc.	2020 Form 10-K	37

Certain qualifying costs for this program were recorded in 2020, and in the fourth quarter of 2019, and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.

Other (Income)/Deductions––Net
2020 v. 2019
Other deductions—net decreased $2.6 billion, mainly due to:
•lower asset impairment charges;
•higher net periodic benefit credits other than service costs;
•lower business and legal entity alignment costs;
•higher Consumer Healthcare JV equity method income; and
•lower charges for certain legal matters,
partially offset by:
•higher net losses on asset disposals.
2019 v. 2018
Other deductions—net increased $1.2 billion, mainly due to:
•higher net periodic benefits costs other than service costs;
•lower income from collaborations, out-licensing arrangements and sales of compound/product rights;
•higher interest expense mainly as a result of an increased commercial paper balance due to the acquisition of Array, as well as the retirement of lower-coupon debt and the issuance of new debt with a higher coupon than the debt outstanding for the comparative prior year period; and
•higher business and legal entity alignment costs,
partially offset by:
•lower asset impairment charges.

See Note 4 for additional information.
PROVISION/(BENEFIT) FOR TAXES ON INCOME

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Provision/(benefit) for taxes on income	$477	$618	$(266)	(23)	*
Effective tax rate on continuing operations	6.4%	5.4%	(7.4)%
*Indicates calculation not meaningful or result is equal to or greater than 100%.

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
DISCONTINUED OPERATIONS
For information about our discontinued operations, see Note 2B.
NON-GAAP FINANCIAL MEASURE: ADJUSTED INCOME

Adjusted income is an alternative measure of performance used by management to evaluate our overall performance in conjunction with other performance measures. As such, we believe that investors’ understanding of our performance is enhanced by disclosing this measure. We use Adjusted income, certain components of Adjusted income and Adjusted diluted EPS to present the results of our major operations––the discovery, development, manufacture, marketing, sales and distribution of biopharmaceutical products worldwide––prior to considering certain income statement elements as follows:

Measure	Definition	Illustrative Use
Adjusted income	Net income attributable to Pfizer Inc. common shareholders(a) before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items
•Monthly managerial analysis of our operating results and our annual budgets are prepared using these non-GAAP measures
•Senior management’s compensation is determined, in part, using these non-GAAP measures(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses, Adjusted other (income)/deductions––net
Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net (a), each before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items, which are components of the Adjusted income measure

Adjusted diluted EPS
EPS attributable to Pfizer Inc. common shareholders––diluted (a) before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items

Pfizer Inc.	2020 Form 10-K	38

(a)Most directly comparable GAAP measure.
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part by three metrics, one of which is Adjusted diluted EPS, which is derived from Adjusted income and accounts for 40% of the bonus pool funding. Additionally, the payout for Performance Share Awards is determined in part by Adjusted net income, which is derived from Adjusted income. Effective for the 2020 performance year and consistent with shareholder feedback received in 2019, the Compensation Committee of the BOD approved adding an R&D pipeline achievement factor to the existing short-term incentive financial metrics.
Adjusted income, and its components and Adjusted diluted EPS, are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented solely to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their directly comparable GAAP measures of Net income attributable to Pfizer Inc. common shareholders, components of Net income attributable to Pfizer Inc. common shareholders and EPS attributable to Pfizer Inc. common shareholders—diluted, respectively. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for 2020, 2019 and 2018 below.
We also recognize that, as internal measures of performance, these measures have limitations, and we do not restrict our performance-management process solely to these measures. We also use other tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, total shareholder return, both on an absolute basis and relative to a publicly traded pharmaceutical index, plays a significant role in determining payouts under certain of our incentive compensation plans.
Purchase Accounting Adjustments

Adjusted income excludes certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, and to a much lesser extent, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

The exclusion of amortization attributable to acquired intangible assets provides management and investors an alternative view of our results by providing a degree of parity to internally developed intangible assets for which R&D costs have been expensed. However, we have not factored in the impacts of any other differences that might have occurred if we had discovered and developed those intangible assets on our own, such as different R&D costs, timelines or resulting sales; accordingly, this approach does not intend to be representative of the results that would have occurred if we had discovered and developed the acquired intangible assets internally.
Acquisition-Related Costs
Adjusted income excludes acquisition-related costs, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies.
The significant costs incurred in connection with a business combination result primarily from the need to eliminate duplicate assets, activities or employees––a natural result of acquiring a fully integrated set of activities. For this reason, we believe that such costs incurred can be viewed differently in the context of an acquisition from those costs incurred in other, more normal, business contexts. The integration and restructuring costs for a business combination may occur over several years, with the more significant impacts typically ending within three years of the relevant transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy.
Discontinued Operations
Adjusted income excludes the results of discontinued operations, as well as any related gains or losses on the disposal of such operations. We believe that this presentation is meaningful to investors because, while we review our therapeutic areas and product lines for strategic fit with our operations, we do not build or run our business with the intent to discontinue parts of our business. Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.

Certain Significant Items

Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. For a non-inclusive list of certain significant items see Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income below.

Pfizer Inc.	2020 Form 10-K	39

Reconciliation of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	2020
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$41,908	$—	$—	$—	$—	$41,908
Cost of sales	8,692	18	—	—	(118)	8,592
Selling, informational and administrative expenses	11,615	(2)	—	—	(489)	11,124
Research and development expenses	9,405	5	—	—	(526)	8,884
Amortization of intangible assets	3,436	(3,152)	—	—	—	284
Restructuring charges and certain acquisition-related costs	600	—	(44)	—	(556)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	669	(75)	—	—	(2,068)	(1,474)
Income from continuing operations before provision/(benefit) for taxes on income	7,497	3,206	44	—	3,752	14,499
Provision/(benefit) for taxes on income(b)	477	668	9	—	803	1,957
Income from continuing operations	7,021	2,537	35	—	2,948	12,541
Income from discontinued operations––net of tax	2,631	—	—	(2,631)	—	—
Net income attributable to noncontrolling interests	36	—	—	—	—	36
Net income attributable to Pfizer Inc. common shareholders	9,616	2,537	35	(2,631)	2,948	12,506
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	1.71	0.45	0.01	(0.47)	0.52	2.22

	2019
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$41,172	$—	$—	$—	$—	$41,172
Cost of sales	8,251	19	—	—	(208)	8,062
Selling, informational and administrative expenses	12,750	2	(2)	—	(263)	12,488
Research and development expenses	8,394	4	—	—	(663)	7,736
Amortization of intangible assets	4,462	(4,191)	—	—	—	271
Restructuring charges and certain acquisition-related costs	601	—	(183)	—	(418)	—
(Gain) on completion of Consumer Healthcare JV transaction	(8,086)	—	—	—	8,086	—
Other (income)/deductions––net	3,314	(21)	—	—	(3,563)	(270)
Income from continuing operations before provision/(benefit) for taxes on income	11,485	4,186	185	—	(2,971)	12,885
Provision/(benefit) for taxes on income(b)	618	823	59	—	539	2,039
Income from continuing operations	10,867	3,363	126	—	(3,510)	10,846
Income from discontinued operations––net of tax	5,435	—	—	(5,435)	—	—
Net income attributable to noncontrolling interests	29	—	—	—	—	29
Net income attributable to Pfizer Inc. common shareholders	16,273	3,363	126	(5,435)	(3,510)	10,817
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	2.87	0.59	0.02	(0.96)	(0.62)	1.91

Pfizer Inc.	2020 Form 10-K	40

	2018
IN MILLIONS, EXCEPT PER COMMON SHARE DATA	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Costs(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$40,825	$—	$—	$—	$—	$40,825
Cost of sales	8,987	3	(10)	—	(105)	8,874
Selling, informational and administrative expenses	12,612	2	(2)	—	(191)	12,420
Research and development expenses	7,760	3	—	—	(47)	7,716
Amortization of intangible assets	4,736	(4,456)	—	—	—	280
Restructuring charges and certain acquisition-related costs	1,058	—	(299)	—	(759)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	2,077	(182)	(7)	—	(2,520)	(631)
Income from continuing operations before provision/(benefit) for taxes on income	3,594	4,630	318	—	3,622	12,164
Provision/(benefit) for taxes on income(b)	(266)	888	54	—	1,509	2,185
Income from continuing operations	3,861	3,741	264	—	2,113	9,979
Income from discontinued operations––net of tax	7,328	—	—	(7,328)	—	—
Net income attributable to noncontrolling interests	36	—	—	—	—	36
Net income attributable to Pfizer Inc. common shareholders	11,153	3,741	264	(7,328)	2,113	9,944
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	1.87	0.63	0.04	(1.23)	0.35	1.66
(a)For details of adjustments, see Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income.
(b)The effective tax rate on Non-GAAP Adjusted income was 13.5% in 2020, 15.8% in 2019 and 18.0% in 2018. The decrease in 2020, compared with 2019, was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business. The decrease in 2019, compared with 2018, was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by a decrease in tax benefits for the resolution of certain tax positions, principally non-U.S., pertaining to prior years.

Pfizer Inc.	2020 Form 10-K	41

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Purchase accounting adjustments
Amortization, depreciation and other(a)	$3,224	$4,205	$4,633
Cost of sales	(18)	(19)	(3)
Total purchase accounting adjustments—pre-tax	3,206	4,186	4,630
Income taxes(b)	(668)	(823)	(888)
Total purchase accounting adjustments—net of tax	2,537	3,363	3,741

Acquisition-related items
Restructuring charges/(credits)(c)	—	(192)	37
Transaction costs(c)	10	63	1
Integration costs and other(c)	34	311	260
Net periodic benefit costs/(credits) other than service costs(d)	—	—	7
Additional depreciation—asset restructuring(e)	—	3	12
Total acquisition-related items—pre-tax	44	185	318
Income taxes(f)	(9)	(59)	(54)
Total acquisition-related items—net of tax	35	126	264

Discontinued operations
Income from discontinued operations—net of tax(g)	(2,631)	(5,435)	(7,328)

Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(h)	556	418	759
Implementation costs and additional depreciation—asset restructuring(i)	257	192	212
Net (gains)/losses on asset disposals(d)	238	—	—
Net (gains)/losses recognized during the period on equity securities(d)	(557)	(415)	(586)
Certain legal matters, net(d)	24	291	84
Certain asset impairments(d)	1,691	2,798	3,101
Business and legal entity alignment costs(j)	270	412	63
(Gain) on completion of Consumer Healthcare JV transaction(k)	(6)	(8,086)	—
Other(l)	1,278	1,418	(10)
Total certain significant items—pre-tax	3,752	(2,971)	3,622
Income taxes(m)	(803)	(539)	(1,509)
Total certain significant items—net of tax	2,948	(3,510)	2,113
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items—net of tax, attributable to Pfizer Inc.	$2,890	$(5,455)	$(1,209)
(a)Included primarily in Amortization of intangible assets.
(b)Included in Provision/(benefit) for taxes on income. Includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that applicable tax rate.
(c)Included in Restructuring charges and certain acquisition-related costs. See Note 3.
(d)Included in Other (income)/deductions—net. See Note 4.
(e)In 2019, primarily included in Selling, informational and administrative expenses. In 2018, primarily included in Cost of sales. Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions related to acquisitions.
(f)Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying the applicable tax rate. 2019 includes the impact of the non-taxable reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of a U.S. IRS audit for multiple tax years.
(g)Included in Income from discontinued operations––net of tax and relates to the November 16, 2020 spin-off and combination of our Upjohn Business with Mylan. See Note 2B.
(h)Amounts relate to employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related costs (see Note 3).
(i)Amounts relate to our cost-reduction/productivity initiatives not related to acquisitions (see Note 3). For 2020, primarily included in Cost of sales ($62 million) and Selling, informational and administrative expenses ($197 million). For 2019, included in Cost of sales ($89 million), Selling, informational and administrative expenses ($73 million) and Research and development expenses ($30 million). For 2018, included in Cost of sales ($101 million), Selling, informational and administrative expenses ($71 million) and Research and development expenses ($39 million).
(j)In 2020, included in Cost of sales ($51 million), Selling, informational and administrative expenses ($206 million) and Research and development expenses ($13 million) and primarily represents costs for consulting, legal, tax and advisory services associated with internal reorganization of legal entities. In 2019, primarily included in Cost of sales ($15 million), Selling, informational and administrative expenses ($96 million) and Other (income)/deductions––net ($300 million) and in 2018, included in Other (income)/deductions––net and represents costs for consulting, legal, tax and other advisory services associated with the design, planning and implementation of our then new business structure, effective in the beginning of 2019.
(k)Included in (Gain) on completion of Consumer Healthcare JV transaction (see Note 2C).

Pfizer Inc.	2020 Form 10-K	42

(l)For 2020, primarily included in Selling, informational and administrative expenses ($86 million), Research and development expenses ($515 million) and Other (income)/deductions––net ($672 million). For 2019, included in Cost of sales ($104 million), Selling, informational and administrative expenses ($94 million), Research and development expenses ($632 million) and Other (income)/deductions––net ($589 million). For 2018, primarily included in Selling, informational and administrative expenses ($120 million) and Other (income)/deductions––net ($142 million income). 2020 includes the following charges recorded in Research and development expenses: (i) $151 million, representing the expense portion of our upfront payment to Myovant, (ii) an upfront payment of $130 million to Valneva, (iii) a $75 million milestone payment to Akcea, (iv) a $72 million upfront payment to BioNTech and (v) a $50 million milestone payment to Therachon. 2020 also includes, among other things, the following charges recorded in Other (income)/deductions––net: (i) charges of $367 million, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the Consumer Healthcare JV, partially offset by gains from the divestiture of certain of the JV’s brands recorded by the Consumer Healthcare JV, and our write-off and amortization of equity method basis differences primarily related to those brand divestitures and to inventory, and (ii) $198 million of settlement losses within the U.S. PCPP. 2019 included, among other things, (i) a $337 million charge in Research and development expenses related to our acquisition of Therachon, (ii) an upfront license fee payment of $250 million to Akcea, recorded in Research and development expenses, (iii) charges of $240 million, primarily in Selling, informational and administrative expenses ($87 million) and Other (income)/deductions––net ($152 million), for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity associated with the formation of the Consumer Healthcare JV, (iv) net losses on early retirement of debt of $138 million in Other (income)/deductions––net, (v) charges of $112 million recorded in Other (income)/deductions––net representing our pro rata share of primarily restructuring and business combination accounting charges recorded by the Consumer Healthcare JV and (vi) a $99 million charge in Cost of sales related to rivipansel, primarily for inventory manufactured for expected future sale. For 2018, included, among other things, (i) a non-cash $343 million pre-tax gain in Other (income)/deductions––net associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system, (ii) an $88 million charge, in the aggregate, in Selling, informational and administrative expenses for a special, one-time bonus paid to virtually all Pfizer colleagues, excluding executives, which was one of several actions taken by us after evaluating the expected positive net impact of the December 2017 enactment of the TCJA and (iii) a non-cash $50 million pre-tax gain in Other (income)/deductions––net as a result of the contribution of our allogeneic CAR T therapy development program assets in connection with our contribution agreement entered into with Allogene (see Note 2B).
(m)Included in Provision/(benefit) for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying the applicable tax rate. The amount in 2020 was favorably impacted by tax benefits associated with intangible asset impairment charges (see Note 4). The amount in 2019 was favorably impacted by a benefit of $1.4 billion, representing tax and interest, resulting from the favorable settlement of a U.S. IRS audit for multiple tax years, the benefits related to certain tax initiatives for the implementation of our then new business structure, as well as the tax benefit recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA and unfavorably impacted by the tax expense of approximately $2.7 billion associated with the gain related to the completion of the Consumer Healthcare JV transaction. The amount in 2018 was favorably impacted primarily by tax benefits related to the TCJA, including certain 2018 tax initiatives as well as adjustments to the provisional estimate of the legislation, reported and disclosed within the applicable measurement period, in accordance with guidance issued by the SEC.

Pfizer Inc.	2020 Form 10-K	43

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$10,586	$7,011	$8,875
2020 v. 2019
The change is driven mainly by higher net income adjusted for non-cash items, advanced payments in 2020 for BNT162b2 recorded in deferred revenue, the upfront cash payment associated with our acquisition of Therachon in 2019, and the upfront cash payment associated with our licensing agreement with Akcea in 2019, partially offset by an increase in benefit plan contributions.
The change also reflects the impact of timing of receipts and payments in the ordinary course of business.
The change in Other adjustments, net is driven primarily by an increase in equity method dividends received, partially offset by an increase in equity income and increases in net unrealized gains on equity securities.
2019 v. 2018
The change is driven mostly by the upfront cash payments in 2019 associated with our acquisition of Therachon and our licensing agreement with Akcea, partially offset by a decrease in benefit plan contributions.
The change also reflects the impact of timing of receipts and payments in the ordinary course of business.
The change in Other adjustments, net is driven primarily by a non-cash gain in 2018 associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, and a non-cash gain in 2018 on the contribution of Pfizer’s allogeneic CAR T developmental program assets, partially offset by net gains on foreign exchange hedging of our intercompany inventory sales.

Investing activities from continuing operations	$(4,188)	$(3,852)	$4,584
2020 v. 2019
The change is driven mostly by a $6.0 billion decrease in net proceeds from short-term investments with original maturities of three months or less and $2.7 billion in net purchases of short-term investments with original maturities of greater than three months in 2020 (compared to $2.3 billion net proceeds from short-term investments with original maturities of greater than three months in 2019), partially offset by the cash used to acquire Array, net of cash acquired, of $10.9 billion in 2019.
2019 v. 2018
The change is driven primarily by cash used for the acquisition of Array, net of cash acquired, of $10.9 billion in 2019, partially offset by an increase in net proceeds generated from the sale of investments of $2.9 billion for cash needs, including financing the acquisition of Array.

Financing activities from continuing operations	$(21,640)	$(8,485)	$(20,441)
2020 v. 2019
The change is driven primarily by $14.0 billion net payments on short-term borrowings in 2020 (compared to $10.6 billion net proceeds raised from short-term borrowings in 2019) and an increase in cash dividends paid of $397 million, partially offset by a decrease in purchases of common stock of $8.9 billion, lower repayments on long-term debt of $2.8 billion, and an increase in issuances of long-term debt of $280 million.
2019 v. 2018
The change is driven mostly by $10.6 billion of net proceeds raised from short-term borrowings in 2019, primarily in connection with the acquisition of Array (compared to net payments on short-term borrowings of $2.3 billion in 2018) and lower purchases of common stock of $3.3 billion, partially offset by higher repayments on long-term debt of $3.2 billion and lower proceeds from the exercise of stock options of $864 million.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations relate to the Upjohn Business (see Note 2B). In 2020, net cash provided by financing activities from discontinued operations primarily reflects issuances of long-term debt.

Pfizer Inc.	2020 Form 10-K	44

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

We rely largely on operating cash flows, short-term investments or commercial paper borrowings and long-term debt to provide for our liquidity requirements. We continue our efforts to improve cash inflows through working capital efficiencies. We target specific areas of focus including accounts receivable, inventories, accounts payable, and other working capital, which allows us to optimize our operating cash flows.
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
•share repurchases;
•the cash requirements for our cost-reduction/productivity initiatives;
•paying down outstanding debt;
•contributions to our pension and postretirement plans; and
•business development activities.
Our long-term debt is rated high-quality by both S&P and Moody’s. See the Credit Ratings section below. We have taken, and will continue to take, a conservative approach to our financial investments and monitoring of our liquidity position in response to market changes. Our debt investments consist primarily of high-quality, highly liquid, well-diversified available-for-sale debt securities.
Debt Capacity—Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. See Note 7C.
Selected Measures of Liquidity and Capital Resources

The following presents certain relevant measures of our liquidity and capital resources:
	As of December 31,
(MILLIONS OF DOLLARS, EXCEPT RATIOS)	2020	2019
Selected financial assets(a):
Cash and cash equivalents	$1,784	$1,121
Short-term investments	10,437	8,525
Long-term investments, excluding private equity securities at cost	2,973	2,258
	15,195	11,905
Debt:
Short-term borrowings, including current portion of long-term debt	2,703	16,195
Long-term debt	37,133	35,955
	39,835	52,150
Selected net financial liabilities	$(24,641)	$(40,245)

Working capital(b)	$9,147	$(4,501)
Ratio of current assets to current liabilities	1.35:1	0.88:1
(a)See Note 7 for a description of certain assets held and for a description of credit risk related to our financial instruments held.
(b)The increase in working capital was primarily driven by the use of Upjohn cash distribution proceeds to pay down short-term commercial paper borrowings. See Note 2B.

On November 16, 2020, we received $12.0 billion as partial consideration for the contribution of the Upjohn Business to Viatris (see Note 2B). In November 2020, we used the cash proceeds to pay down commercial paper and redeem, before the maturity date, the $1.15 billion aggregate principal amount outstanding of 1.95% senior unsecured notes that were due in June 2021 and $342 million aggregate principal amount of 5.80% senior unsecured notes that were due in August 2023.
In May 2020, we completed a public offering of $4.0 billion aggregate principal amount of senior unsecured notes.
In March 2020, we:
•completed a public offering of $1.25 billion aggregate principal amount of senior unsecured sustainability notes. The proceeds were initially used to repay outstanding commercial paper and subsequently will be used to help manage our environmental impact and support increased patient access to our medicines and vaccines, especially among underserved populations, and strengthen healthcare systems; and
•repurchased at par all $1.065 billion principal amount outstanding of senior unsecured notes that were due in 2047 before the maturity date.
For additional information about these issuances and retirements, see Note 7D.
For additional information about the sources and uses of our funds, see the Analysis of the Consolidated Statements of Cash Flows within MD&A.

Pfizer Inc.	2020 Form 10-K	45

Credit Ratings

Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The current ratings assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term	Pfizer Long-Term	Outlook/Watch	Date of Last Rating Change
	Rating	Rating
Moody’s	P-1	A2	Stable	November 2020
S&P	A-1+	A+	Stable	November 2020
Both Moody’s and S&P lowered Pfizer’s long-term debt rating one notch to ‘A2’ and ‘A+’, respectively, upon completion of the Upjohn separation in November 2020. Pfizer’s short-term rating remained unchanged. Additionally, both rating agencies removed Pfizer’s long-term debt rating from “under review” and assigned a stable outlook.
LIBOR

For information on interest rate risk and LIBOR, see the Item 1A. Risk Factors––Global Operations section in this Form 10-K. We do not expect the transition to an alternative rate to have a material impact on our liquidity or financial resources.

Global Economic Conditions

Our Venezuela and Argentina operations function in hyperinflationary economies. The impact to Pfizer is not considered material. For additional information on the global economic environment, see the Item 1A. Risk Factors––Global Operations section in this Form 10-K.

Market Risk

The objective of our financial risk management program is to minimize the impact of foreign exchange rate and interest rate movements on our earnings. We address these exposures through a combination of operational means and financial instruments. We adapt our practices periodically as economic conditions change. For more information, see Notes 1F and 7E, as well as the Item 1A. Risk Factors—Global Operations section in this Form 10-K for key currencies in which we operate.
Foreign Exchange Risk—We are subject to foreign exchange risk in our commercial operations, assets and liabilities that are denominated in foreign currencies and our net investments in foreign subsidiaries.
On the commercial side, a significant portion of our revenues and earnings is exposed to changes in exchange rates. Where foreign exchange risk is not offset by other exposures, we may use foreign currency forward-exchange contracts and/or foreign currency swaps to manage that risk.
With respect to our financial assets and liabilities, our primary foreign exchange exposure arises from intercompany receivables and payables, and, to a lesser extent, from investments and debt denominated in currencies other than the functional currency of the business entity.
In addition, under certain market conditions, we may seek to protect against possible declines in the reported net investments of our foreign business entities. In these cases, we may use foreign exchange contracts and/or foreign currency debt.
The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to foreign exchange rate changes. In this analysis, holding all other assumptions constant and assuming that a change in one currency’s rate relative to the U.S. dollar would not have any effect on another currency’s rates relative to the U.S. dollar, if the dollar were to appreciate against all other currencies by 10%, as of December 31, 2020, the expected adverse impact on our net income would not be significant.

Interest Rate Risk—Our interest-bearing investments and borrowings are subject to interest rate risk which may have an impact on net income. Depending on market conditions, we may change the profile of our outstanding debt or investments by entering into derivative financial instruments like interest rate swaps, either to hedge or offset the exposure to changes in the fair value of hedged items with fixed interest rates, or to convert variable rate debt (or investments) to fixed rates.
The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to interest rate changes. In this analysis, holding all other assumptions constant and assuming a parallel shift in the interest rate curve for all maturities and for all instruments, if there were a one hundred basis point decrease in interest rates as of December 31, 2020, the expected adverse impact on our net income would not be significant.

Equity Price Risk––We hold equity securities with readily determinable fair values in life science companies as a result of certain business development transactions. While we are holding such securities, we are subject to equity price risk, and this may increase the volatility of our income in future periods due to changes in the fair value of equity investments. From time to time, we will sell such equity securities based on our business considerations, which may include limiting our price risk.
Our equity securities with readily determinable fair values are analyzed at year-end to determine their sensitivity to equity price rate changes. In this sensitivity analysis, the expected adverse impact on our net income would not be significant.

Pfizer Inc.	2020 Form 10-K	46

Contractual Obligations

Payments due under contractual obligations as of December 31, 2020, mature as follows:

		Years
(MILLIONS OF DOLLARS)	Total	2021	2022- 2023	2024- 2025	There-after
Long-term debt, including current portion(a)	$39,135	$2,002	$4,346	$3,068	$29,719	Consists of senior unsecured notes (including fixed and floating rate, foreign currency denominated, and other notes). Commitments under financing leases are not significant.
Interest payments on long-term debt obligations(a)	21,122	1,390	2,746	2,455	14,530
Incorporates only current period assumptions for interest rates, foreign currency translation rates and hedging strategies, and assumes that interest is accrued through the maturity date or expiration of the related instrument.

Other long-term liabilities(b)	2,070	383	451	381	855
Includes expected payments relating to our unfunded U.S. supplemental (non-qualified) pension plans, postretirement plans and deferred compensation plans. Excludes amounts relating to our U.S. qualified pension plans and international pension plans, all of which have a substantial amount of plan assets, because the required funding obligations are not expected to be material and/or because such liabilities do not necessarily reflect future cash payments, as the impact of changes in economic conditions on the fair value of the pension plan assets and/or liabilities can be significant. Also, excludes $4.2 billion of liabilities related to the fair value of derivative financial instruments, legal matters and employee terminations, among other liabilities, most of which do not represent contractual obligations.

Operating leases(c)	3,312	357	638	460	1,856	Includes future minimum rental commitments under non-cancelable operating leases, including an agreement to lease space in an office building in New York City.
Purchase obligations and other(d)	3,793	847	1,470	933	543
Includes agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to advertising, information technology services, employee benefit administration services, and potential milestone payments deemed reasonably likely to occur.

Other taxes payable—deemed repatriated accumulated post-1986 earnings of foreign subsidiaries(e)	9,000	700	1,700	3,700	2,900	Represents estimated cash payments related to the TCJA repatriation tax liability.
Uncertain tax positions(e)	42	42	—	—	—
Includes only income tax amounts currently payable. We are unable to predict the timing of tax settlements related to our noncurrent obligations for uncertain tax positions as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

(a)See Note 7.
(b)See Notes 3, 7A,11E and16.
(c)See Note 15.
(d)Also includes obligations to make guaranteed fixed annual payments over the next six years in connection with the U.S. and EU approvals for Besponsa ($401 million) and an obligation to make guaranteed fixed annual payments over the next seven years for Bosulif ($195 million), both associated with R&D arrangements.
(e)See Note 5.

The above table includes amounts for potential milestone payments under collaboration, licensing or other arrangements, if the payments are deemed reasonably likely to occur. Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones, which may span several years and which may never occur.

In 2021, we expect to spend approximately $3.0 billion on property, plant and equipment. We rely largely on operating cash flows to fund our capital investment needs.
Off-Balance Sheet Arrangements
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities. For more information on guarantees and indemnifications, see Note 16B.
Additionally, certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.
Share-Purchase Plans and Accelerated Share Repurchase Agreements

See Note 12 for information on the shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreements. At December 31, 2020, our remaining share-purchase authorization was approximately $5.3 billion.

Pfizer Inc.	2020 Form 10-K	47

Dividends on Common Stock

In December 2020, our BOD declared a first-quarter dividend of $0.39 per share, payable on March 5, 2021, to shareholders of record at the close of business on January 29, 2021. The first-quarter 2021 cash dividend will be our 329th consecutive quarterly dividend.

Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. Viatris is expected to begin paying a quarterly dividend in the second quarter of 2021, at which time Pfizer’s quarterly dividend is expected to be reduced such that the combined dividend dollar amount received by Pfizer shareholders, based upon the combination of continued Pfizer ownership and approximately 0.124079 shares of Viatris common stock which were granted for each Pfizer share in the spin-off, will equate to Pfizer’s dividend amount in effect immediately prior to the initiation of the Viatris dividend.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2020
Standard/Description	Effective Date	Effect on the Financial Statements
Accounting for income taxes eliminates certain exceptions to the guidance, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
	January 1, 2021.	We do not expect this guidance to have a material impact on our consolidated financial statements.
Reference rate reform provides temporary optional expedients and exceptions to the guidance for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued after 2021 because of reference rate reform.
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
	Elections can be adopted prospectively at any time in the first quarter of 2020 through December 31, 2022.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is incorporated by reference to the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources section within MD&A.

Pfizer Inc.	2020 Form 10-K	48

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pfizer Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pfizer Inc. and Subsidiary Companies (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the U.S. Medicare, Medicaid, and performance-based contract rebates accrual
As discussed in Note 1G to the consolidated financial statements, the Company records estimated deductions for Medicare, Medicaid, and performance-based contract rebates (collectively, U.S. rebates) as a reduction to gross product revenues. The accrual for U.S. rebates is recorded in the same period that the corresponding revenues are recognized. The length of time between when a sale is made and when the U.S. rebate is paid by the Company can be as long as one year, which increases the need for significant management judgment and knowledge of market conditions and practices in estimating the accrual.
We identified the evaluation of the U.S. rebates accrual as a critical audit matter because the evaluation of the product-specific experience ratio assumption involved especially challenging auditor judgment. The product-specific experience ratio assumption relates to estimating which of the Company’s revenue transactions will ultimately be subject to a related rebate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s U.S. rebates accrual process related to the development of the product-specific experience ratio assumptions. We estimated the U.S. rebates accrual using internal information and historical data and compared the result to the Company’s estimated U.S. rebates accrual. We evaluated the Company’s ability to accurately estimate the accrual for U.S. rebates by comparing historically recorded accruals to the actual amount that was ultimately paid by the Company.
Evaluation of gross unrecognized tax benefits
As discussed in Notes 5D and 1P, the Company’s tax positions are subject to audit by local taxing authorities in each respective tax jurisdiction, and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. As of December 31, 2020, the Company has recorded gross unrecognized tax benefits, excluding associated interest, of $5.6 billion.
We identified the evaluation of the Company’s gross unrecognized tax benefits as a critical audit matter because a high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s liability for unrecognized tax position process related to (1) interpretation

Pfizer Inc.	2020 Form 10-K	49

Report of Independent Registered Public Accounting Firm

of tax law, (2) evaluation of which of the Company’s tax positions may not be sustained upon audit, and (3) estimation and recording of the gross unrecognized tax benefits. We involved tax and valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s interpretation of tax laws, including the assessment of transfer pricing practices in accordance with applicable tax laws and regulations. We inspected settlements with applicable taxing authorities, including assessing the expiration of statutes of limitations. We tested the calculation of the liability for uncertain tax positions, including an evaluation of the Company’s assessment of the technical merits of tax positions and estimates of the amount of tax benefits expected to be sustained.
Evaluation of product and other product-related litigation
As discussed in Notes 1R and 16 to the consolidated financial statements, the Company is involved in product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others. Certain of these pending product and other product-related legal proceedings could result in losses that could be substantial. The accrued liability and/or disclosure for the pending product and other product-related legal proceedings requires a complex series of judgments by the Company about future events, which involves a number of uncertainties.
We identified the evaluation of product and other product-related litigation as a critical audit matter. Challenging auditor judgment was required to evaluate the Company’s judgments about future events and uncertainties.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s product liability and other product-related litigation processes, including controls related to (1) the evaluation of information from external and internal legal counsel, (2) forward-looking expectations, and (3) new legal proceedings, or other legal proceedings not currently reserved or disclosed. We read letters received directly from the Company’s external and internal legal counsel that described the Company’s probable or reasonably possible legal contingency to pending product and other product-related legal proceedings. We inspected the Company’s minutes from meetings of the Audit Committee, which included the status of key litigation matters. We evaluated the Company’s ability to estimate its monetary exposure to pending product and other product-related legal proceedings by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of prior legal matters. We analyzed relevant publicly available information about the Company, its competitors, and the industry.

KPMG LLP

We have not been able to determine the specific year that KPMG and our predecessor firms began serving as the Company’s auditor, however, we are aware that KPMG and our predecessor firms have served as the Company’s auditor since at least 1942.

New York, New York

February 25, 2021

Pfizer Inc.	2020 Form 10-K	50

Consolidated Statements of Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	2020	2019	2018
Revenues	$41,908	$41,172	$40,825
Costs and expenses:
Cost of sales(a)	8,692	8,251	8,987
Selling, informational and administrative expenses(a)	11,615	12,750	12,612
Research and development expenses(a)	9,405	8,394	7,760
Amortization of intangible assets	3,436	4,462	4,736
Restructuring charges and certain acquisition-related costs	600	601	1,058
(Gain) on completion of Consumer Healthcare JV transaction	(6)	(8,086)	—
Other (income)/deductions––net	669	3,314	2,077
Income from continuing operations before provision/(benefit) for taxes on income	7,497	11,485	3,594
Provision/(benefit) for taxes on income	477	618	(266)
Income from continuing operations	7,021	10,867	3,861
Income from discontinued operations––net of tax	2,631	5,435	7,328
Net income before allocation to noncontrolling interests	9,652	16,302	11,188
Less: Net income attributable to noncontrolling interests	36	29	36
Net income attributable to Pfizer Inc. common shareholders	$9,616	$16,273	$11,153

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.26	$1.95	$0.65
Income from discontinued operations––net of tax	0.47	0.98	1.25
Net income attributable to Pfizer Inc. common shareholders	$1.73	$2.92	$1.90
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.24	$1.91	$0.64
Income from discontinued operations––net of tax	0.47	0.96	1.23
Net income attributable to Pfizer Inc. common shareholders	$1.71	$2.87	$1.87

Weighted-average shares––basic	5,555	5,569	5,872
Weighted-average shares––diluted	5,632	5,675	5,977
(a)Exclusive of amortization of intangible assets, except as disclosed in Note 1L.
See Accompanying Notes.

Pfizer Inc.	2020 Form 10-K	51

Consolidated Statements of Comprehensive Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2020	2019	2018
Net income before allocation to noncontrolling interests	$9,652	$16,302	$11,188

Foreign currency translation adjustments, net	$957	$654	$(799)
Reclassification adjustments	(17)	(288)	(22)
	940	366	(821)
Unrealized holding gains/(losses) on derivative financial instruments, net	(582)	476	220
Reclassification adjustments for (gains)/losses included in net income(a)	21	(664)	27
	(561)	(188)	247
Unrealized holding gains/(losses) on available-for-sale securities, net	361	(1)	(185)
Reclassification adjustments for (gains)/losses included in net income(b)	(188)	39	124
Reclassification adjustments for unrealized gains included in Retained earnings(c)	—	—	(462)
	173	38	(522)
Benefit plans: actuarial gains/(losses), net	(1,128)	(826)	(649)
Reclassification adjustments related to amortization	276	241	242
Reclassification adjustments related to settlements, net	278	274	142
Other	(189)	22	112
	(763)	(289)	(153)
Benefit plans: prior service (costs)/credits and other, net	52	(7)	(9)
Reclassification adjustments related to amortization of prior service costs and other, net	(176)	(181)	(181)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(2)	(19)
Other	—	1	2
	(124)	(189)	(207)
Other comprehensive income/(loss), before tax	(335)	(262)	(1,457)
Tax provision/(benefit) on other comprehensive income/(loss)(d)	(349)	115	518
Other comprehensive income/(loss) before allocation to noncontrolling interests	$14	$(376)	$(1,975)

Comprehensive income before allocation to noncontrolling interests	$9,666	$15,926	$9,214
Less: Comprehensive income/(loss) attributable to noncontrolling interests	27	18	16
Comprehensive income attributable to Pfizer Inc.	$9,639	$15,908	$9,198
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
(c)See Note 1B in our 2018 Financial Report.
(d)See Note 5E.
See Accompanying Notes.

Pfizer Inc.	2020 Form 10-K	52

Consolidated Balance Sheets
Pfizer Inc. and Subsidiary Companies

	As of December 31,
(MILLIONS, EXCEPT PREFERRED STOCK ISSUED AND PER COMMON SHARE DATA)	2020	2019

Assets
Cash and cash equivalents	$1,784	$1,121
Short-term investments	10,437	8,525
Trade accounts receivable, less allowance for doubtful accounts: 2020—$508; 2019—$493	7,930	6,772
Inventories	8,046	7,068
Current tax assets	3,264	2,736
Other current assets	3,438	2,357
Current assets of discontinued operations and other assets held for sale	167	4,224
Total current assets	35,067	32,803
Equity-method investments	16,856	17,133
Long-term investments	3,406	3,014
Property, plant and equipment	13,900	12,969
Identifiable intangible assets	28,471	33,936
Goodwill	49,577	48,202
Noncurrent deferred tax assets and other noncurrent tax assets	2,383	1,911
Other noncurrent assets	4,569	4,199
Noncurrent assets of discontinued operations	—	13,427
Total assets	$154,229	$167,594

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2020—$2,002; 2019—$1,462	$2,703	$16,195
Trade accounts payable	4,309	3,887
Dividends payable	2,162	2,104
Income taxes payable	1,049	980
Accrued compensation and related items	3,058	2,390
Other current liabilities	12,640	9,334
Current liabilities of discontinued operations	—	2,413
Total current liabilities	25,920	37,304

Long-term debt	37,133	35,955
Pension benefit obligations	4,766	5,291
Postretirement benefit obligations	645	926
Noncurrent deferred tax liabilities	4,063	5,652
Other taxes payable	11,560	12,126
Other noncurrent liabilities	6,669	6,894
Total liabilities	90,756	104,148

Commitments and Contingencies

Preferred stock, no par value, at stated value; 27 shares authorized; issued: 2020—0; 2019—431	—	17
Common stock, $0.05 par value; 12,000 shares authorized; issued: 2020—9,407; 2019—9,369	470	468
Additional paid-in capital	88,674	87,428
Treasury stock, shares at cost: 2020—3,840; 2019—3,835	(110,988)	(110,801)
Retained earnings	96,770	97,670
Accumulated other comprehensive loss	(11,688)	(11,640)
Total Pfizer Inc. shareholders’ equity	63,238	63,143
Equity attributable to noncontrolling interests	235	303
Total equity	63,473	63,447
Total liabilities and equity	$154,229	$167,594
See Accompanying Notes.

Pfizer Inc.	2020 Form 10-K	53

Consolidated Statements of Equity
Pfizer Inc. and Subsidiary Companies

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES AND PER SHARE AMOUNTS)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share - holders’ Equity	Non-controlling Interests	Total Equity
Balance, January 1, 2018	524	$21	9,275	$464	$84,278	(3,296)	$(89,425)	$85,291	$(9,321)	$71,308	$348	$71,656
Net income								11,153		11,153	36	11,188
Other comprehensive income/(loss), net of tax									(1,955)	(1,955)	(20)	(1,975)
Cash dividends declared, per share: $1.38
Common stock								(8,060)		(8,060)		(8,060)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(12)	(12)
Share-based payment transactions			57	3	1,977	(12)	13			1,993		1,993
Purchases of common stock						(307)	(12,198)			(12,198)		(12,198)
Preferred stock conversions and redemptions	(46)	(2)			(3)	—	—			(4)		(4)
Other(a)					—	—		1,172		1,172	—	1,172
Balance, December 31, 2018	478	19	9,332	467	86,253	(3,615)	(101,610)	89,554	(11,275)	63,407	351	63,758
Net income								16,273		16,273	29	16,302
Other comprehensive income/(loss), net of tax									(365)	(365)	(11)	(376)
Cash dividends declared, per share: $1.46
Common stock								(8,174)		(8,174)		(8,174)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(6)	(6)
Share-based payment transactions			37	2	1,219	(8)	(326)			894		894
Purchases of common stock						(213)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(47)	(2)			(3)	—	1			(4)		(4)
Other					(40)	—	—	19		(21)	(60)	(81)
Balance, December 31, 2019	431	17	9,369	468	87,428	(3,835)	(110,801)	97,670	(11,640)	63,143	303	63,447
Net income								9,616		9,616	36	9,652
Other comprehensive income/(loss), net of tax									23	23	(9)	14
Cash dividends declared, per share: $1.53
Common stock								(8,571)		(8,571)		(8,571)
Preferred stock								—		—		—
Noncontrolling interests										—	(91)	(91)
Share-based payment transactions			37	2	1,261	(6)	(218)			1,044		1,044
Preferred stock conversions and redemptions(b)	(431)	(17)			(15)	1	31			(1)		(1)
Distribution of Upjohn Business(c)								(1,944)	(71)	(2,015)	(3)	(2,018)
Other					—	—		—		—	(1)	(1)
Balance, December 31, 2020	—	$—	9,407	$470	$88,674	(3,840)	$(110,988)	$96,770	$(11,688)	$63,238	$235	$63,473
(a)Primarily represents the cumulative effect of the adoption of new accounting standards in 2018 for revenues, financial assets and liabilities, income tax accounting, and the reclassification of certain tax effects. See Note 1B in our 2018 Financial Report.
(b)See Note 12.
(c)See Note 2B.
See Accompanying Notes.

Pfizer Inc.	2020 Form 10-K	54

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2020	2019	2018

Operating Activities
Net income before allocation to noncontrolling interests	$9,652	$16,302	$11,188
Income from discontinued operations—net of tax	2,631	5,435	7,328
Net income from continuing operations before allocation to noncontrolling interests	7,021	10,867	3,861
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,777	5,795	6,150
Asset write-offs and impairments	2,049	2,941	3,398
TCJA impact	—	(323)	(596)
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed(a)	(6)	(8,233)	—
Deferred taxes from continuing operations	(1,468)	596	(2,204)
Share-based compensation expense	756	688	923
Benefit plan contributions in excess of expense/income	(1,790)	(288)	(1,057)
Other adjustments, net	(478)	(1,080)	(1,266)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Trade accounts receivable	(1,249)	(1,140)	(458)
Inventories	(736)	(1,080)	(432)
Other assets	(146)	840	(52)
Trade accounts payable	353	(340)	404
Other liabilities	2,741	851	367
Other tax accounts, net	(1,238)	(3,084)	(163)
Net cash provided by operating activities from continuing operations	10,586	7,011	8,875
Net cash provided by operating activities from discontinued operations	3,817	5,576	6,952
Net cash provided by operating activities	14,403	12,588	15,827

Investing Activities
Purchases of property, plant and equipment	(2,252)	(2,072)	(1,984)
Purchases of short-term investments	(13,805)	(6,835)	(11,677)
Proceeds from redemptions/sales of short-term investments	11,087	9,183	17,581
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	920	6,925	(3,917)
Purchases of long-term investments	(597)	(201)	(1,797)
Proceeds from redemptions/sales of long-term investments	723	232	6,244
Acquisitions of businesses, net of cash acquired	—	(10,861)	—
Acquisitions of intangible assets	(539)	(418)	(152)
Other investing activities, net(a)	274	195	287
Net cash provided by/(used in) investing activities from continuing operations	(4,188)	(3,852)	4,584
Net cash provided by/(used in) investing activities from discontinued operations	(82)	(94)	(60)
Net cash provided by/(used in) investing activities	(4,271)	(3,945)	4,525

Financing Activities
Proceeds from short-term borrowings	12,352	16,455	3,711
Principal payments on short-term borrowings	(22,197)	(8,378)	(4,437)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(4,129)	2,551	(1,617)
Proceeds from issuance of long-term debt	5,222	4,942	4,974
Principal payments on long-term debt	(4,003)	(6,806)	(3,566)
Purchases of common stock	—	(8,865)	(12,198)
Cash dividends paid	(8,440)	(8,043)	(7,978)
Proceeds from exercise of stock options	425	394	1,259
Other financing activities, net	(869)	(736)	(588)
Net cash provided by/(used in) financing activities from continuing operations	(21,640)	(8,485)	(20,441)
Net cash provided by/(used in) financing activities from discontinued operations	11,991	—	—
Net cash provided by/(used in) financing activities	(9,649)	(8,485)	(20,441)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	(32)	(116)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	475	125	(205)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,350	1,225	1,431
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,825	$1,350	$1,225

- Continued -

Pfizer Inc.	2020 Form 10-K	55

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
	2020	2019	2018
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes	$3,153	$3,664	$3,655
Interest paid	1,641	1,587	1,311
Interest rate hedges	(20)	(42)	(38)

Non-cash transactions:
32% equity-method investment in the Consumer Healthcare JV received in exchange for contributing Pfizer’s Consumer Healthcare business(a)	$—	$15,711	$—
Equity investment in Allogene received in exchange for Pfizer's allogeneic CAR T developmental program assets	—	—	92
Equity investment in Cerevel in exchange for Pfizer’s portfolio of clinical and preclinical neuroscience assets	—	—	343
(a)The $8.2 billion Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed reflects the receipt of a 32% equity-method investment in the new company initially valued at $15.7 billion in exchange for net assets contributed of $7.6 billion and is presented in operating activities net of $146 million cash conveyed that is reflected in Other investing activities, net. See Note 2C.
See Accompanying Notes.

Pfizer Inc.	2020 Form 10-K	56

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

The consolidated financial statements include the accounts of our parent company and all subsidiaries and are prepared in accordance with U.S. GAAP. The decision of whether or not to consolidate an entity for financial reporting purposes requires consideration of majority voting interests, as well as effective economic or other control over the entity. Typically, we do not seek control by means other than voting interests. For subsidiaries operating outside the U.S., the financial information is included as of and for the year ended November 30 for each year presented. Pfizer's fiscal year-end for U.S. subsidiaries is as of and for the year ended December 31 for each year presented. Substantially all unremitted earnings of international subsidiaries are free of legal and contractual restrictions. All significant transactions among our subsidiaries have been eliminated.

On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan. Prior to the separation of the Upjohn Business, beginning in 2020, the Upjohn Business, Meridian, which is the manufacturer of EpiPen and other auto-injector products, and a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (the Mylan-Japan collaboration) were managed as part of our former Upjohn operating segment. Revenues and expenses associated with Meridian and the Mylan-Japan collaboration were included in the Upjohn operating segment results along with the results of operations of the Upjohn Business in Pfizer’s historical consolidated financial statements. Meridian, which remains with Pfizer, supplies EpiPen Auto-Injectors to Viatris under a supply agreement expiring December 31, 2024, with an option for Viatris to extend for an additional one-year term. On December 21, 2020, which falls in Pfizer’s international 2021 fiscal year, Pfizer and Viatris completed the termination, under the previously disclosed agreement dated November 13, 2020, of the Mylan-Japan collaboration and we transferred related inventories and operations that were part of the Mylan-Japan collaboration to Viatris. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and the Mylan-Japan collaboration are reflected as discontinued operations for all periods presented. The financial results of Meridian are now included in our Hospital therapeutic area for all periods presented. Upon completion of the spin-off of the Upjohn Business on November 16, 2020, the Upjohn assets and liabilities were derecognized from our consolidated balance sheet and are reflected in Retained Earnings–Distribution of Upjohn Business in the consolidated statement of equity. The assets and liabilities associated with the Upjohn Business and the Mylan-Japan collaboration are classified as assets and liabilities of discontinued operations. Certain prior year amounts have been reclassified to conform with the current year presentation. In addition, other acquisitions and business development activities completed in 2020, 2019 and 2018, including the acquisitions of Array and Therachon, and the contribution of our Consumer Healthcare business to the Consumer Healthcare JV, impacted financial results in the periods presented. See Note 2.

Prior to the separation of the Upjohn Business, we managed our commercial operations through three distinct business segments: (i) our innovative science-based biopharmaceutical products business (Biopharma); (ii) our global, primarily off-patent branded and generics business (Upjohn); and (iii) through July 31, 2019, Pfizer’s consumer healthcare business. With the formation of the Consumer Healthcare JV in 2019 and the completion of the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a more focused, global leader in science-based innovative medicines and vaccines. We now operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, sales and distribution of biopharmaceutical products worldwide. Regional commercial organizations market, distribute and sell our products. Our commercial organization is supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products. The business is also supported by global corporate enabling functions. Our determination that we operate as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision maker allocates resources and assesses financial performance on a consolidated basis. Prior-period information has been restated to reflect our current organizational structure following the separation of the Upjohn Business. For information about product and geographic revenues, see Note 17.

Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
B. New Accounting Standards Adopted in 2020

On January 1, 2020, we adopted the following accounting standards:
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
We adopted the new accounting standard utilizing the modified retrospective method and, therefore, no adjustments were made to prior period financial statements. The cumulative effect of adopting the standard as an adjustment to the opening balance of Retained earnings was not material. The adoption of this standard did not have a material impact on our consolidated statement of income or consolidated statement of cash flows for the year ended December 31, 2020, nor on our consolidated balance sheet as of December 31, 2020. For additional information, see Note 1G.
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

Pfizer Inc.	2020 Form 10-K	57

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

of the reporting unit exceeds its fair value. There was no impact to our consolidated financial statements from the adoption of this new standard.

Implementation Costs in a Cloud Computing Arrangement––We prospectively adopted the new standard related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. The new guidance aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Collaboration Agreements––We prospectively adopted the new standard, which provides guidance clarifying the interaction between the accounting for collaborative arrangements and revenue from contracts with customers. There was no impact to our consolidated financial statements from the adoption of this new standard.
C. Estimates and Assumptions

In preparing these financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions can impact all elements of our financial statements. For example, in the consolidated statements of income, estimates are used when accounting for deductions from revenues, determining the cost of inventory that is sold, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies, as well as determining provisions for taxes on income. On the consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, and in determining the reported amounts of liabilities, all of which also impact the consolidated statements of income. Certain estimates of fair value and amounts recorded in connection with acquisitions, revenue deductions, impairment reviews, restructuring-associated charges, investments and financial instruments, valuation allowances, pension and postretirement benefit plans, contingencies, share-based compensation, and other calculations can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

Our estimates are often based on complex judgments and assumptions that we believe to be reasonable, but that can be inherently uncertain and unpredictable. If our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. We are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, litigation, legislation and regulations. We regularly evaluate our estimates and assumptions using historical experience and expectations about the future. We adjust our estimates and assumptions when facts and circumstances indicate the need for change.
D. Acquisitions

Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired IPR&D be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business, as defined in U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed.

Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach. See Note 16D. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. These changes in fair value are recognized in earnings in Other (income)/deductions––net.

E. Fair Value

We measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of non-financial assets and, for liabilities, assuming that the risk of non-performance will be the same before and after the transfer.

When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following techniques:
•Income approach, which is based on the present value of a future stream of net cash flows.
•Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
•Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.

Our fair value methodologies depend on the following types of inputs:
•Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).
•Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).
•Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

Pfizer Inc.	2020 Form 10-K	58

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following inputs and valuation techniques are used to estimate the fair value of our financial assets and liabilities:
•Available-for-sale debt securities—third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted yield curves.
•Equity securities with readily determinable fair values—quoted market prices and observable NAV prices.
•Derivative assets and liabilities—third-party matrix-pricing model that uses inputs derived from or corroborated by observable market data. Where applicable, these models use market-based observable inputs, including interest rate yield curves to discount future cash flow amounts, and forward and spot prices for currencies. The credit risk impact to our derivative financial instruments was not significant.
•Money market funds—observable NAV prices.
We periodically review the methodologies, inputs and outputs of third-party pricing services for reasonableness. Our procedures can include, for example, referencing other third-party pricing models, monitoring key observable inputs (like benchmark interest rates) and selectively performing test-comparisons of values with actual sales of financial instruments.
F. Foreign Currency Translation

For most of our international operations, local currencies have been determined to be the functional currencies. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at average exchange rates for the period. The U.S. dollar effects that arise from changing translation rates are recorded in Other comprehensive income/(loss). The effects of converting non-functional currency monetary assets and liabilities into the functional currency are recorded in Other (income)/deductions––net. For operations in highly inflationary economies, we translate monetary items at rates in effect as of the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.

G. Revenues and Trade Accounts Receivable

Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We determine transfer of control based on when the product is shipped or delivered and title passes to the customer.
Our Sales Contracts––Sales on credit are typically under short-term contracts. Collections are based on market payment cycles common in various markets, with shorter cycles in the U.S. Sales are adjusted for sales allowances, chargebacks, rebates and sales returns and cash discounts. Sales returns occur due to LOE, product recalls or a changing competitive environment.
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
Provisions for pharmaceutical sales returns––Provisions are based on a calculation for each market that incorporates the following, as appropriate: local returns policies and practices; historical returns as a percentage of sales; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, such as LOE, product recalls or a changing competitive environment. Generally, returned products are destroyed, and customers are refunded the sales price in the form of a credit.
We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs to predict customer behavior.
The following outlines our common sales arrangements:
•Customers––Our biopharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In the U.S., we primarily sell our vaccines products directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies, and integrated delivery networks. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. Customers for our consumer healthcare business, which were part of the business that was combined with GSK’s Consumer Healthcare business included retailers and, to a lesser extent, wholesalers and distributors.
Biopharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through PBMs, and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).
Specifically:
•In the U.S., we sell our products principally to distributors and hospitals. We also have contracts with managed care programs or PBMs and legislatively mandated contracts with the federal and state governments under which we provide rebates based on medicines utilized by the lives they cover. We record provisions for Medicare, Medicaid, and performance-based contract pharmaceutical rebates based upon our experience ratio of rebates paid and actual prescriptions written during prior periods. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. We estimate discounts on branded prescription drug sales to Medicare Part D participants in the Medicare “coverage gap,” also known as the “doughnut hole,” based on the historical experience of beneficiary prescriptions and consideration of the utilization that is expected to result from the discount in the coverage gap. We evaluate this estimate regularly to ensure that the historical trends and future expectations are as current as practicable. For performance-based contract rebates, we also consider current contract terms, such as changes in formulary status and rebate rates.
•Outside the U.S., the majority of our pharmaceutical sales allowances are contractual or legislatively mandated and our estimates are based on actual invoiced sales within each period, which reduces the risk of variations in the estimation process. In certain European countries,

Pfizer Inc.	2020 Form 10-K	59

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

rebates are calculated on the government’s total unbudgeted pharmaceutical spending or on specific product sales thresholds and we apply an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third-party information that helps us to monitor the adequacy of these accruals.
•Provisions for pharmaceutical chargebacks (primarily reimbursements to U.S. wholesalers for honoring contracted prices to third parties) closely approximate actual amounts incurred, as we settle these deductions generally within two to five weeks of incurring the liability.
We recorded direct product sales and/or alliance revenues of more than $1 billion for each of seven products in 2020, for each of six products in 2019 and for each of seven products in 2018. In the aggregate, these direct products sales and/or alliance product revenues represent 53% of our revenues in 2020, 49% of our revenues in 2019 and 47% of our revenues in 2018. See Note 17B for additional information. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices due to added competition and we generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights.

Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$861	$823

Other current liabilities:
Accrued rebates	3,017	2,512
Other accruals	436	379

Other noncurrent liabilities	399	384
Total accrued rebates and other sales-related accruals	$4,712	$4,098
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenues.

Trade Accounts Receivable—Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. In developing the estimate for expected credit losses, trade accounts receivables are segmented into pools of assets depending on market (U.S. versus international), delinquency status, and customer type (high risk versus low risk and government versus non-government), and fixed reserve percentages are established for each pool of trade accounts receivables.

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
During 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our consolidated financial statements.

H. Collaborative Arrangements

Payments to and from our collaboration partners are presented in our consolidated statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-promotion agreements, we record the amounts received for our share of gross profits from our collaboration partners as alliance revenues, a component of Revenues, when our collaboration partners are the principal in the transaction and we receive a share of their net sales or profits. Alliance revenues are recorded as we perform co-promotion activities for the collaboration and the collaboration partners sell the products to their customers. The related expenses for selling and marketing these products including reimbursements to or from our collaboration partners for these costs are included in Selling, informational and administrative expenses. In collaborative arrangements where we manufacture a product for our collaboration partners, we record revenues when we transfer control of the product to our collaboration partners. In collaboration arrangements where we are the principal in the transaction, we record amounts paid to collaboration partners for their share of net sales or profits earned, and all royalty payments to collaboration partners as Cost of sales. Royalty payments received from collaboration partners are included in Other (income)/deductions—net.
Reimbursements to or from our collaboration partners for development costs are recorded in Research and development expenses. Upfront payments and pre-approval milestone payments due from us to our collaboration partners in development stage collaborations are recorded as Research and development expenses. Milestone payments due from us to our collaboration partners after regulatory approval has been attained for a medicine are recorded in Identifiable intangible assets—Developed technology rights. Upfront and pre-approval milestone payments earned from our collaboration partners by us are recognized in Other (income)/deductions—net over the development period for the products, when our performance obligations include providing R&D services to our collaboration partners. Upfront, pre-approval and post-approval milestone payments earned by us may be recognized in Other (income)/deductions—net immediately when earned or over other periods depending upon the nature of our performance obligations in the applicable collaboration. Where the milestone event is regulatory approval for a medicine, we generally recognize milestone payments due to us in the transaction price when regulatory approval in the applicable jurisdiction has been attained. We may recognize milestone payments due to us in the transaction price earlier than the milestone event in certain circumstances when recognition of the income would not be probable of a significant reversal.

Pfizer Inc.	2020 Form 10-K	60

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

I. Cost of Sales and Inventories

Inventories are recorded at the lower of cost or net realizable value. The cost of finished goods, work in process and raw materials is determined using average actual cost. We regularly review our inventories for impairment and reserves are established when necessary.

J. Selling, Informational and Administrative Expenses

Selling, informational and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, shipping and handling, information technology and legal defense. Advertising expenses totaled approximately $1.8 billion in 2020, $2.4 billion in 2019 and $2.7 billion in 2018. Production costs are expensed as incurred and the costs of TV, radio, and other electronic media and publications are expensed when the related advertising occurs.
K. Research and Development Expenses

R&D costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments we make to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, we amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

L. Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets
Long-lived assets include:
•Property, plant and equipment, less accumulated depreciation—These assets are recorded at cost, including any significant improvements after purchase, less accumulated depreciation. Property, plant and equipment assets, other than land and construction in progress, are depreciated on a straight-line basis over the estimated useful life of the individual assets. Depreciation begins when the asset is ready for its intended use. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.
•Identifiable intangible assets, less accumulated amortization—These assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized until a useful life can be determined.
•Goodwill—Goodwill represents the excess of the consideration transferred for an acquired business over the assigned values of its net assets. Goodwill is not amortized.
Amortization of finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization of intangible assets that are for a single function and depreciation of property, plant and equipment are included in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate.
We review our long-lived assets for impairment indicators throughout the year. We perform impairment testing for indefinite-lived intangible assets and goodwill at least annually and for all other long-lived assets whenever impairment indicators are present. When necessary, we record impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.

Specifically:
•For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we calculate the undiscounted value of the projected cash flows for the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we reevaluate the remaining useful lives of the assets and modify them, as appropriate.
•For indefinite-lived intangible assets, such as Brands and IPR&D assets, when necessary, we determine the fair value of the asset and record an impairment loss, if any, for the excess of book value over fair value. In addition, in all cases of an impairment review other than for IPR&D assets, we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.
•For goodwill, when necessary, we determine the fair value of each reporting unit and record an impairment loss, if any, for the excess of the book value of the reporting unit over the implied fair value.

M. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

We may incur restructuring charges in connection with acquisitions when we implement plans to restructure and integrate the acquired operations or in connection with our cost-reduction and productivity initiatives.
•In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and
•In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges for site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems.
Included in Restructuring charges and certain acquisition-related costs are all restructuring charges, as well as certain other costs associated with acquiring and integrating an acquired business. If the restructuring action results in a change in the estimated useful life of an asset, that incremental impact is classified in Cost of sales, Selling, informational and administrative expenses and/or Research and development

Pfizer Inc.	2020 Form 10-K	61

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

expenses, as appropriate. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Transaction costs, such as banking, legal, accounting and other similar costs incurred in connection with a business acquisition are expensed as incurred.
Our business and platform functions may be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as our corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement).

N. Cash Equivalents and Statement of Cash Flows
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased. If items meeting this definition are part of a larger investment pool, we classify them as Short-term investments.
Cash flows for financial instruments designated as fair value or cash flow hedges may be included in operating, investing or financing activities, depending on the classification of the items being hedged. Cash flows for financial instruments designated as net investment hedges are classified according to the nature of the hedge instrument. Cash flows for financial instruments that do not qualify for hedge accounting treatment are classified according to their purpose and accounting nature.
O. Investments and Derivative Financial Instruments
The classification of an investment depends on the nature of the investment, our intent and ability to hold the investment, and the degree to which we may exercise influence. Our investments are primarily comprised of the following:
•Public equity securities with readily determinable fair values, which are carried at fair value, with changes in fair value reported in Other (income)/deductions—net.
•Available-for-sale debt securities, which are carried at fair value, with changes in fair value reported in Other comprehensive income/(loss) until realized.
•Held-to-maturity debt securities, which are carried at amortized cost.
•Private equity securities without readily determinable fair values and where we have no significant influence are measured at cost minus any impairment and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
•For equity investments in common stock or in-substance common stock where we have significant influence over the financial and operating policies of the investee, we use the equity-method of accounting. Under the equity-method, we record our share of the investee’s income and expenses in Other (income)/deductions—net. The excess of the cost of the investment over our share of the underlying equity in the net assets of the investee as of the acquisition date is allocated to the identifiable assets and liabilities of the investee, with any remaining excess amount allocated to goodwill. Such investments are initially recorded at cost, which is the fair value of consideration paid and typically does not include contingent consideration.

Realized gains or losses on sales of investments are determined by using the specific identification cost method.

We regularly evaluate all of our financial assets for impairment. For investments in debt and equity, when a decline in fair value, if any, is determined, an impairment charge is recorded and a new cost basis in the investment is established.

Derivative financial instruments are carried at fair value in various balance sheet categories (see Note 7A), with changes in fair value reported in Net income or, for derivative financial instruments in certain qualifying hedging relationships, in Other comprehensive income/(loss) (see Note 7E).

P. Tax Assets and Liabilities and Income Tax Contingencies

Tax Assets and Liabilities

Current tax assets primarily includes (i) tax effects for intercompany transfers of inventory within our combined group, which are recognized in the consolidated statements of income when the inventory is sold to a third party and (ii) income tax receivables that are expected to be recovered either via refunds from taxing authorities or reductions to future tax obligations.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. We provide a valuation allowance when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax-planning strategies, that would be implemented, if necessary, to realize the deferred tax assets. Amounts recorded for valuation allowances requires judgments about future income which can depend heavily on estimates and assumptions. All deferred tax assets and liabilities within the same tax jurisdiction are presented as a net amount in the noncurrent section of our consolidated balance sheet.

Other non-current tax assets primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction.

Pfizer Inc.	2020 Form 10-K	62

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Other taxes payable as of December 31, 2020 and 2019 include liabilities for uncertain tax positions and the noncurrent portion of the repatriation tax liability for which we elected payment over eight years through 2026. For additional information, see Note 5D for uncertain tax positions and Note 5A for the repatriation tax liability and other estimates and assumptions in connection with the TCJA.

Income Tax Contingencies

We account for income tax contingencies using a benefit recognition model. If we consider that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize all or a portion of the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the taxing authority with full knowledge of all relevant information.

We regularly monitor our position and subsequently recognize the unrecognized tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more likely than not”; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. Liabilities for uncertain tax positions are classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, are recorded in Provision/(benefit) for taxes on income and are classified on our consolidated balance sheet with the related tax liability.

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

Q. Pension and Postretirement Benefit Plans

The majority of our employees worldwide are covered by defined benefit pension plans, defined contribution plans or both. In the U.S., we have both IRC-qualified and supplemental (non-qualified) defined benefit plans and defined contribution plans, as well as other postretirement benefit plans consisting primarily of medical insurance for retirees and their eligible dependents. We recognize the overfunded or underfunded status of each of our defined benefit plans as an asset or liability. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Our pension and other postretirement obligations may be determined using assumptions such as discount rate, expected annual rate of return on plan assets, expected employee turnover and participant mortality. For our pension plans, the obligation may also include assumptions as to future compensation levels. For our other postretirement benefit plans, the obligation may include assumptions as to the expected cost of providing medical insurance benefits, as well as the extent to which those costs are shared with the employee or others (such as governmental programs). Plan assets are measured at fair value. Net periodic pension and postretirement benefit costs other than the service costs are recognized in Other (income)/deductions—net.

R. Legal and Environmental Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, such as patent litigation, product liability and other product-related litigation, commercial litigation, environmental claims and proceedings, government investigations and guarantees and indemnifications. We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured.

S. Share-Based Payments

Our compensation programs can include share-based payments. Generally, grants under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis over the vesting terms with the related costs recorded in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate.
Note 2. Acquisitions, Divestitures, Equity-Method Investments, Licensing Arrangements and Collaborative Arrangements

A. Acquisitions
Array
On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred was $11.2 billion ($10.9 billion, net of cash acquired). In addition, $157 million in payments to Array employees for the fair value of previously unvested stock options was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs (see Note 3). We financed the majority of the transaction with debt and the balance with existing cash.
Array’s portfolio includes Braftovi (encorafenib) and Mektovi (binimetinib), a broad pipeline of targeted cancer medicines in different stages of R&D, as well as a portfolio of out-licensed medicines, which may generate milestones and royalties over time.
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2020. In connection with this acquisition, we recorded: (i) $6.3 billion in Identifiable intangible assets, consisting of $2.0 billion of Developed technology rights with

Pfizer Inc.	2020 Form 10-K	63

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

a useful life of 16 years, $2.8 billion of IPR&D and $1.5 billion of Licensing agreements ($1.2 billion for technology in development––indefinite-lived licensing agreements and $360 million for developed technology––finite-lived licensing agreements with a useful life of 10 years), (ii) $6.1 billion of Goodwill, (iii) $1.1 billion of net deferred tax liabilities and (iv) $451 million of assumed long-term debt, which was paid in full in 2019.
In 2020, we recorded measurement period adjustments to the estimated fair values initially recorded in 2019, which resulted in a reduction in Identifiable intangible assets of approximately $900 million with a corresponding change to Goodwill and net deferred tax liabilities. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our consolidated statement of income for the year ended December 31, 2020.
Therachon
On July 1, 2019, we acquired all the remaining shares of Therachon, a privately-held clinical-stage biotechnology company focused on rare diseases, with assets in development for the treatment of achondroplasia, a genetic condition and the most common form of short-limb dwarfism, for $340 million upfront, plus potential milestone payments of up to $470 million contingent on the achievement of key milestones in the development and commercialization of the lead asset. In 2018, we acquired approximately 3% of Therachon’s outstanding shares for
$5 million. We accounted for the transaction as an asset acquisition since the lead asset represented substantially all the fair value of the gross assets acquired. The total fair value of the consideration transferred for Therachon was $322 million, which consisted of $317 million of cash and our previous $5 million investment in Therachon. In connection with this asset acquisition, we recorded a charge of $337 million in Research and development expenses.

B. Divestitures
Upjohn Separation and Combination with Mylan

On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan (the Transactions) to form Viatris. The Transactions were structured as an all-stock, Reverse Morris Trust transaction. Specifically, (i) we contributed the Upjohn Business to a wholly owned subsidiary, which was renamed Viatris, so that the Upjohn Business was separated from the remainder of our business (the Separation), (ii) following the Separation, we distributed, on a pro rata basis, all of the shares of Viatris common stock held by Pfizer to Pfizer stockholders as of the November 13, 2020 record date, such that each Pfizer stockholder as of the record date received approximately 0.124079 shares of Viatris common stock per share of Pfizer common stock (the Distribution); and (iii) immediately after the Distribution, the Upjohn Business combined with Mylan in a series of transactions in which Mylan shareholders received one share of Viatris common stock for each Mylan ordinary share held by such shareholder, subject to any applicable withholding taxes (the Combination). Prior to the Distribution, Viatris made a cash payment to Pfizer equal to $12.0 billion as partial consideration for the contribution of the Upjohn Business to Viatris. As of the closing of the Combination, Pfizer stockholders owned approximately 57% of the outstanding shares of Viatris common stock, and Mylan shareholders owned approximately 43% of the outstanding shares of Viatris common stock, in each case on a fully diluted, as-converted and as-exercised basis. The Transactions are generally expected to be tax free to Pfizer and Pfizer stockholders for U.S. tax purposes. Beginning November 16, 2020, Viatris operates both the Upjohn Business and Mylan as an independent publicly traded company, which is traded under the symbol “VTRS” on the NASDAQ.
In connection with the Transactions, in June 2020, Upjohn Inc. and Upjohn Finance B.V. completed privately placed debt offerings of $7.45 billion and €3.60 billion aggregate principal amounts, respectively, (approximately $11.4 billion) of senior unsecured notes and entered into other financing arrangements, including a $600 million delayed draw term loan agreement and a revolving credit facility agreement for up to $4.0 billion. Proceeds from the debt offerings and other financing arrangements were used to fund the $12.0 billion cash distribution Viatris made to Pfizer prior to the Distribution. We used the cash distribution proceeds to pay down commercial paper borrowings and redeem the $1.15 billion aggregate principal amount outstanding of our 1.95% senior unsecured notes that were due in June 2021 and $342 million aggregate principal amount outstanding of our 5.80% senior unsecured notes that were due in August 2023, before the maturity date. Interest expense for the $11.4 billion in debt securities incurred during 2020 is included in Income from discontinued operations––net of tax. Following the Separation and Combination of the Upjohn Business with Mylan, we are no longer the obligor or guarantor of any Upjohn debt or Upjohn financing arrangements.

As a result of the separation of Upjohn, we incurred separation-related costs of $434 million in 2020 and $83 million in 2019, which are included in Income from discontinued operations––net of tax. These costs primarily relate to professional fees for regulatory filings and separation activities within finance, tax, legal and information system functions as well as investment banking fees.

In connection with the Transactions, Pfizer and Viatris entered into various agreements to effect the Separation and Combination to provide a framework for our relationship after the Combination, including a separation and distribution agreement, manufacturing and supply agreements (MSAs), transition service agreements (TSAs), a tax matters agreement, and an employee matters agreement, among others. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels, and packages products for the other party. The terms of the MSAs range in initial duration from 4 to 7 years post-Separation. The TSAs primarily involve Pfizer providing services to Viatris related to finance, information technology and human resource infrastructure and are generally expected to be for terms of no more than 3 years post-Separation. In addition, we are also party to various commercial agreements with Viatris. The amounts billed for net manufacturing supply and transition services provided under the above agreements as well as sales to and purchases from Viatris are not material to our results of continuing operations in 2020.

Included in our consolidated balance sheet as of December 31, 2020 are net amounts due from Viatris primarily related to various interim agency operating models and transitional services, partially offset by net amounts due to Viatris for unsettled intercompany balances as of the closing date of the spin-off, transaction-related indemnifications and a contractual cash payment pursuant to terms of the separation and distribution agreement, totaling approximately $401 million. The interim agency operating model primarily includes billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris.
The operating results of the Upjohn Business are reported as Income from discontinued operations––net of tax through November 16, 2020, the date of the spin-off and combination with Mylan. In addition, as of December 31, 2019, the assets and liabilities associated with this business are classified as assets and liabilities of discontinued operations. Prior-period financial information has been restated, as appropriate.

Pfizer Inc.	2020 Form 10-K	64

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Components of Income from discontinued operations––net of tax:
	Year Ended December 31,(a)
(MILLIONS OF DOLLARS)	2020	2019	2018
Revenues	$7,314	$10,578	$12,822
Costs and expenses:
Cost of sales	1,899	1,976	2,261
Selling, informational and administrative expenses	1,665	1,599	1,842
Research and development expenses	212	255	246
Amortization of intangible assets	136	148	157
Restructuring charges and certain acquisition-related costs	7	146	(14)
Other (income)/deductions––net	400	253	30
Pre-tax income from discontinued operations	2,995	6,201	8,300
Provision for taxes on income	364	766	973
Income from discontinued operations––net of tax	$2,631	$5,435	$7,328
(a) Virtually all Income from discontinued operations––net of tax relates to the Upjohn Business and the Mylan-Japan collaboration in all periods presented.

Components of assets and liabilities of discontinued operations and other assets held for sale:
	As of December 31,(a)
(MILLIONS OF DOLLARS)	2020	2019
Cash and cash equivalents	$—	$184
Trade accounts receivable, less allowance for doubtful accounts	—	1,952
Inventories	86	1,215
Other current assets	—	852
Other assets held for sale	82	21
Current assets of discontinued operations and other assets held for sale	$167	$4,224

Property, plant and equipment	$—	$998
Identifiable intangible assets	—	1,434
Goodwill	—	10,451
Other noncurrent assets	—	544
Noncurrent assets of discontinued operations	$—	$13,427

Trade accounts payable	$—	$334
Accrued compensation and related items	—	330
Other current liabilities	—	1,749
Current liabilities of discontinued operations	$—	$2,413

Pension and postretirement benefit obligations	$—	$545
Other noncurrent liabilities	—	403
Noncurrent liabilities of discontinued operations(b)	$—	$948
(a) Amounts relate to discontinued operations of the Upjohn Business and the Mylan-Japan collaboration, except for amounts in Other assets held for sale, which represent unrelated property, plant and equipment held for sale.
(b) Included in Other noncurrent liabilities.
As a result of the spin-off of the Upjohn Business, we distributed net assets of $1.9 billion as of November 16, 2020, which has been reflected as a reduction to Retained earnings. Of this amount, $412 million represents cash transferred to the Upjohn Business, with the remainder considered a non-cash activity in the consolidated statement of cash flows for the year ended December 31, 2020. The spin-off also resulted in a net increase to Accumulated other comprehensive loss of $71 million for the derecognition of net gains on foreign currency translation adjustments of $397 million and actuarial losses net of prior service credits associated with benefit plans of $326 million, which were reclassified to Retained earnings.
Contribution Agreement Between Pfizer and Allogene
In April 2018, Pfizer and Allogene announced that the two companies entered into a contribution agreement for Pfizer’s portfolio of assets related to allogeneic CAR T therapy, an investigational immune cell therapy approach to treating cancer. Under this agreement, we received an equity investment in Allogene and Allogene received our rights to pre-clinical and clinical CAR T assets, all of which were previously licensed to us from French cell therapy company, Cellectis, beginning in 2014 and French pharmaceutical company, Servier, beginning in 2015. Allogene assumed responsibility for all potential financial obligations to both Cellectis and Servier. In connection with the Allogene transaction, we recognized a non-cash $50 million pre-tax gain in Other (income)/deductions––net in the second quarter of 2018, representing the difference between the $127 million fair value of the equity investment received and the book value of assets transferred (including an allocation of goodwill) (see Note 4).

Pfizer Inc.	2020 Form 10-K	65

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

As of December 31, 2020, we held a 15.7% equity stake in Allogene, and our investment in Allogene is being measured at fair value with changes in fair value recognized in net income.
Sale of Phase 2b Ready AMPA Receptor Potentiator for CIAS to Biogen
In April 2018, we sold our Phase 2b ready AMPA receptor potentiator for CIAS to Biogen. We received $75 million upfront which was recognized in Other (income)/deductions––net (see Note 4) and may receive up to $515 million in total development and commercialization milestones, as well as tiered royalties in the low-to-mid-teen percentages.
Divestiture of Neuroscience Assets
In September 2018, we and Bain Capital entered into a transaction to create a new biopharmaceutical company, Cerevel (formerly known as Cerevel Therapeutics, LLC), to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system including Parkinson’s disease, epilepsy, Alzheimer’s disease, schizophrenia and addiction. In connection with this transaction, we out-licensed the portfolio to Cerevel in exchange for a 25% ownership stake in Cerevel’s parent company, Cerevel Therapeutics, Inc., and potential future regulatory and commercial milestone payments and royalties. In connection with the transaction, we recognized a non-cash $343 million pre-tax gain in Other (income)/deductions––net in the third quarter of 2018, representing the fair value of the equity investment received as the assets transferred had a book value of $0 (see Note 4). On October 27, 2020, Cerevel Therapeutics, Inc. completed a merger with ARYA Sciences Acquisition Corp II, a publicly-traded special purpose acquisition corporation, and a concurrent private investment in public equity “PIPE” transaction to form Cerevel Therapeutics Holdings, Inc. Our existing shares in Cerevel Therapeutics, Inc. converted into common shares of Cerevel Therapeutics Holdings, Inc. as part of the merger transaction, and we purchased an additional $12 million in common shares as part of the PIPE transaction. The common shares of Cerevel Therapeutics Holdings, Inc. trade publicly on the NASDAQ stock market (ticker symbol CERE). As of December 31, 2020, we continue to hold a 21.5% equity stake in Cerevel Therapeutics Holdings, Inc. for which we have elected the fair value option and which we measure at fair value with changes in fair value recognized in net income. In the fourth quarter of 2020, we remeasured our investment based on the market price of Cerevel Therapeutics Holdings, Inc. common shares as of December 31, 2020 less a discount for lack of marketability, and we recognized a gain of $20 million in Other income/(deductions)––net.
C. Equity-Method Investments
Formation of Consumer Healthcare JV
On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operates globally under the GSK Consumer Healthcare name. In exchange, we received a 32% equity stake in the new company and GSK owns the remaining 68%. Upon closing, we deconsolidated our Consumer Healthcare business and recognized a pre-tax gain of $8.1 billion ($5.4 billion, net of tax) in the third quarter of 2019 in (Gain) on completion of Consumer Healthcare JV transaction for the difference in the fair value of our 32% equity stake and the carrying value of our Consumer Healthcare business. Our financial results and our Consumer Healthcare segment’s operating results for 2019 reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations. The financial results for 2020 do not reflect any contribution from the Consumer Healthcare business.
In valuing our investment in the Consumer Healthcare JV, we used discounted cash flow techniques. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long term; the discount rate, which seeks to reflect our best estimate of the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
We are accounting for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $16.7 billion as of December 31, 2020 and $17.0 billion as of December 31, 2019 and is reported as a private equity investment in Equity-method investments as of December 31, 2020 and 2019. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2019 to December 31, 2020 is primarily due to dividends of $932 million, which were received from the Consumer Healthcare JV in June, September and November 2020, largely offset by our share of the JV’s earnings of $417 million and $345 million in pre-tax foreign currency translation adjustments (see Note 6). We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net commencing from August 1, 2019. Our total share of the JV’s earnings generated in the fourth quarter of 2019 and the first nine months of 2020, which we recorded in our operating results in 2020, was $417 million. Our total share of two months of the JV’s earnings generated in the third quarter of 2019, which we recorded in our operating results in the fourth quarter of 2019, was $47 million. As of the July 31, 2019 closing date, we estimated that the fair value of our investment in the Consumer Healthcare JV was $15.7 billion and that 32% of the underlying equity in the carrying value of the net assets of the Consumer Healthcare JV was $11.2 billion, resulting in an initial basis difference of approximately $4.5 billion. In the fourth quarter of 2019, we preliminarily completed the allocation of the basis difference, which resulted from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV, primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities and equity method goodwill within the investment account. During the fourth quarter of 2019, the Consumer Healthcare JV revised the initial carrying value of the net assets of the JV and our 32% share of the underlying equity in the carrying value of the net assets of the Consumer Healthcare JV was reduced to $11.0 billion and our initial basis difference was increased to $4.8 billion. The adjustment was allocated to equity method goodwill within the investment account. We began recording the amortization of basis differences allocated to inventory, definite-lived intangible assets and related deferred tax liabilities in Other (income)/deductions––net commencing August 1, 2019. During the third and fourth quarters of 2020, we recognized write-offs of a portion of our basis differences allocated to indefinite-lived and definite-lived intangible assets and related deferred tax liabilities for the divestiture of certain brands by the Consumer Healthcare JV during its second quarter of 2020. The total amortization and write-off of these basis differences for the fourth quarter of 2019 and the first nine months of 2020, which was included in Other (income)/deductions—

Pfizer Inc.	2020 Form 10-K	66

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

net in 2020, was $119 million of expense. The amortization of basis differences for two months of the third quarter of 2019 totaling approximately $31 million is included in our operating results in the fourth quarter of 2019. See Note 4. Amortization of basis differences on inventory and related deferred tax liabilities was completely recognized by the second quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over the lives of the underlying assets, which range from 8 to 20 years.
While we have received our full 32% interest in the Consumer Healthcare JV as of the July 31, 2019 closing and transferred control of our Consumer Healthcare business to the Consumer Healthcare JV, the contribution of the business was not completed in certain non-U.S. jurisdictions due to temporary regulatory or operational constraints. In these jurisdictions, we have continued to operate the business for the net economic benefit of the Consumer Healthcare JV, and we are indemnified against risks associated with such operations in the interim period, subject to our obligations under the definitive transaction agreements. We expect the contribution in these jurisdictions to be completed by the second half of 2021. As such, we have treated these jurisdictions as sold for accounting purposes.

In connection with the contribution, we entered into certain transitional agreements designed to facilitate the orderly transition of the business to the Consumer Healthcare JV. These agreements primarily relate to administrative services, which are generally to be provided for a period of up to 24 months after closing. We will also manufacture and supply certain consumer products for the Consumer Healthcare JV and the Consumer Healthcare JV will manufacture and supply certain retained Pfizer products for us after closing, generally for a term of up to six years. These agreements are not material to Pfizer.
As a part of Pfizer, pre-tax income on a management basis for the Consumer Healthcare business was $654 million through July 31, 2019 and $977 million in 2018.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, as of and for the twelve months ending September 30, 2020, the most recent period available, and as of and for the two months ending September 30, 2019 is as follows:
(MILLIONS OF DOLLARS)	September 30, 2020	September 30, 2019
Current assets	$6,614	$7,505
Noncurrent assets	38,361	38,575
Total assets	$44,975	$46,081

Current liabilities	$5,246	$5,241
Noncurrent liabilities	5,330	5,536
Total liabilities	$10,576	$10,776

Equity attributable to shareholders	$34,154	$35,199
Equity attributable to noncontrolling interests	245	105
Total net equity	$34,400	$35,304

	For the Twelve Months Ending	For the Two Months Ending
(MILLIONS OF DOLLARS)	September 30, 2020	September 30, 2019
Net sales	$12,720	$2,161
Cost of sales	(5,439)	(803)
Gross profit	$7,281	$1,358
Income from continuing operations	1,350	152
Net income	1,350	152
Income attributable to shareholders	1,307	148

Investment in ViiV

In 2009, we and GSK created ViiV, which is focused on research, development and commercialization of human immunodeficiency virus (HIV) medicines. We own approximately 11.7% of ViiV, and prior to 2016 we accounted for our investment under the equity method due to the significant influence that we have over the operations of ViiV through our board representation and minority veto rights. We suspended application of the equity method to our investment in ViiV in 2016 when the carrying value of our investment was reduced to zero due to the recognition of cumulative equity method losses and dividends. Since 2016, we have recognized dividends from ViiV as income in Other (income)/deductions––net when earned, including dividends of $278 million in 2020, $220 million in 2019 and $253 million in 2018 (see Note 4).

Pfizer Inc.	2020 Form 10-K	67

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summarized financial information for our equity method investee, ViiV, as of December 31, 2020 and 2019 and for the years ending December 31, 2020, 2019, and 2018 is as follows:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Current assets	$3,283	$3,839
Noncurrent assets	3,381	3,437
Total assets	$6,664	$7,276

Current liabilities	$3,028	$2,904
Noncurrent liabilities	6,370	5,860
Total liabilities	$9,398	$8,765

Total net equity/(deficit) attributable to shareholders	$(2,734)	$(1,489)

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Net sales	$6,224	$6,139	$6,219
Cost of sales	(574)	(516)	(462)
Gross profit	$5,650	$5,623	$5,757
Income from continuing operations	2,012	3,398	2,154
Net income	2,012	3,398	2,154
Income attributable to shareholders	2,012	3,398	2,154
D. Licensing Arrangements
Agreement with Valneva
2On April 30, 2020, we signed an agreement to co-develop and commercialize Valneva’s Lyme disease vaccine candidate, VLA15, which covers six serotypes that are prevalent in North America and Europe. Valneva and Pfizer will work closely together throughout the development of VLA15. Valneva is eligible to receive a total of up to $308 million in cash payments from us consisting of a $130 million upfront payment, which was paid and recorded in Research and development expenses in our second quarter of 2020, as well as $35 million in development milestones and $143 million in early commercialization milestones. Under the terms of the agreement, Valneva will fund 30% of all development costs through completion of the development program, and in return we will pay Valneva tiered royalties. We will lead late-stage development and have sole control over commercialization.

Agreement with BioNTech

In August 2018, a multi-year R&D arrangement went into effect between BioNTech and Pfizer to develop mRNA-based vaccines for prevention of influenza (flu). In relation to this R&D arrangement, in September 2018, we made an upfront payment of $50 million to BioNTech, which was recorded in Research and development expenses, and BioNTech became eligible to receive up to $325 million in development and sales-based milestones and royalty payments associated with worldwide sales. As part of the transaction, we also purchased 169,670 newly-issued ordinary shares of BioNTech for $50 million in the third quarter of 2018.

Akcea
On October 4, 2019, we entered into a worldwide exclusive licensing agreement for AKCEA-ANGPTL3-LRx, an investigational antisense therapy being developed to treat patients with certain cardiovascular and metabolic diseases, with Akcea, a wholly-owned subsidiary of Ionis. The transaction closed in November 2019 and we made an upfront payment of $250 million to Akcea, which was recorded in Research and development expenses in our fourth quarter of 2019. We may be required to make development, regulatory and sales milestone payments of up to $1.3 billion and pay tiered, double-digit royalties on annual worldwide net sales upon marketing approval of AKCEA-ANGPTL3-LRx.
E. Collaborative Arrangements
In the normal course of business, we enter into collaborative arrangements with respect to in-line medicines, as well as medicines in development that require completion of research and regulatory approval. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, typically a research and/or commercialization effort, where both we and our partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Our rights and obligations under our collaborative arrangements vary. For example, we have agreements to co-promote pharmaceutical products discovered by us or other companies, and we have agreements where we partner to co-develop and/or participate together in commercializing, marketing, promoting, manufacturing and/or distributing a drug product.
Agreement with Myovant
On December 26, 2020, we entered into a collaboration to jointly develop and commercialize Orgovyx™ (relugolix) in advanced prostate cancer and, if approved, relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in women’s health in the U.S. and Canada. We will also receive an exclusive option to commercialize relugolix in oncology outside the U.S. and Canada, excluding certain Asian countries. Under the terms of the agreement, the companies will equally share profits and allowable expenses for Orgovyx and the relugolix combination tablet in the U.S. and Canada, with Myovant bearing our share of allowable expenses up to a maximum

Pfizer Inc.	2020 Form 10-K	68

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

of $100 million in 2021 and up to a maximum of $50 million in 2022. We will record our share of gross profits as Alliance revenue. Myovant will remain responsible for regulatory interactions and drug supply and continue to lead clinical development for the relugolix combination tablet. Myovant will be entitled to receive up to $4.35 billion, including an upfront payment of $650 million, which was made in December 2020, $200 million in potential regulatory milestones for FDA approvals for relugolix combination tablet in women’s health, and tiered sales milestones of up to $3.5 billion for prostate cancer and also for the combined women’s health indications. If we exercise the option to commercialize relugolix in oncology outside of the U.S. and Canada, excluding certain Asian countries, Myovant will receive $50 million and be entitled to receive double-digit royalties on sales. In connection with this transaction, we recognized $499 million in Identifiable intangible assets––Developed technology rights and $151 million in Research and development expenses representing the relative fair value of the portion of the upfront payment allocated to the approved indication and unapproved indications of the product, respectively.
Agreement with CStone
On September 29, 2020, we entered into a strategic collaboration with CStone to address oncological needs in China. The collaboration encompasses our $200 million upfront equity investment in CStone, a collaboration between the companies for the development and commercialization of CStone’s sugemalimab (CS1001, PD-L1 antibody) in mainland China, and a framework between the companies to bring additional oncology assets to the Greater China market. The transaction closed on October 9, 2020. As of December 31, 2020, we held a 9.9% stake in CStone.
Agreement with BioNTech
On April 9, 2020, we signed a global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program, BNT162b2, aimed at preventing COVID-19 disease. The collaboration rapidly advanced a COVID-19 vaccine candidate into human clinical testing based on BioNTech’s proprietary mRNA vaccine platforms, and the vaccine has been granted EUA in the U.S., the EU and the U.K., among other countries. We are working with BioNTech to manufacture and help ensure rapid worldwide access to the vaccine. The collaboration leverages our broad expertise in vaccine R&D, regulatory capabilities, and global manufacturing and distribution network. In connection with the April 2020 agreement, we paid BioNTech an upfront cash payment of $72 million, which was recorded in Research and development expenses in our second quarter of 2020, and we made an additional equity investment of $113 million in common stock of BioNTech. BioNTech became eligible to receive potential milestone payments of up to $563 million for a total consideration of $748 million. Under the terms of this agreement, we and BioNTech will share gross profits and development costs equally after the vaccine is approved and successfully commercialized, and we were responsible for all of the development costs until commercialization of the vaccine. Thereafter, BioNTech was to repay us its 50 percent share of these development costs through reductions in gross profit sharing and milestone payments to BioNTech over time. On January 29, 2021, we and BioNTech signed an amended version of the April 2020 agreement. Under the January 2021 agreement, BioNTech will pay us their 50 percent share of prior development costs in a lump sum payment during the first quarter of 2021. Further R&D costs will be shared equally. We have commercialization rights to the vaccine worldwide (excluding Germany and Turkey where BioNTech will market and distribute the vaccine under the agreement with us, and excluding China, Hong Kong, Macau and Taiwan, which are subject to a separate collaboration between BioNTech and Shanghai Fosun Pharmaceutical (Group) Co., Ltd). We recognize Revenues and Cost of sales on a gross basis in markets where we are commercializing the vaccine and we will record our share of gross profits related to sales of the vaccine by BioNTech in Germany and Turkey in Alliance revenues.
We made an additional investment of $50 million in common stock of BioNTech as part of an underwritten equity offering by BioNTech, which closed in July 2020. As of December 31, 2020, we held an equity stake of 2.5% in BioNTech.
Summarized Financial Information for Collaborative Arrangements

The following provides the amounts and classification of payments (income/(expense)) between us and our collaboration partners:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Revenues—Revenues(a)	$284	$305	$268
Revenues—Alliance revenues(b)	5,418	4,648	3,838
Total revenues from collaborative arrangements	$5,703	$4,953	$4,107
Cost of sales(c)	$(61)	$(52)	$(34)
Selling, informational and administrative expenses(d)	(194)	(176)	(92)
Research and development expenses(e)	(192)	104	162
Other income/(deductions)—net(f)	567	362	281
(a)Represents sales to our partners of products manufactured by us.
(b)Substantially all relates to amounts earned from our partners under co-promotion agreements. The increases in each of the periods presented reflect increases in alliance revenues from Eliquis and Xtandi.
(c)Primarily relates to amounts paid to collaboration partners for their share of net sales or profits earned in collaboration arrangements where we are the principal in the transaction, and cost of sales for inventory purchased from our partners.
(d)Represents net reimbursements to our partners for selling, informational and administrative expenses incurred.
(e)Primarily relates to upfront payments and pre-approval milestone payments earned by our partners as well as net reimbursements.
(f)Primarily relates to royalties from our collaboration partners.
The amounts outlined in the above table do not include transactions with third parties other than our collaboration partners, or other costs for the products under the collaborative arrangements.

Pfizer Inc.	2020 Form 10-K	69

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
In 2019, we substantially completed several multi-year initiatives focused on positioning us for future growth and creating a simpler, more efficient operating structure within each business.
Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a more focused, global leader in science-based innovative medicines and vaccines. We have undertaken efforts to ensure our cost base aligns appropriately with our revenue base. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. In addition, we are taking steps to restructure our corporate enabling functions to appropriately support and drive the purpose of our focused innovative biopharmaceutical products business and R&D and PGS platform functions. The program costs discussed below may be rounded and represent approximations.
We expect costs for this program, primarily related to corporate enabling functions, to be incurred from 2020 through 2022 and to total $1.6 billion on a pre-tax basis, with substantially all costs to be cash expenditures. Actions will include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
Also as part of this program, we expect to incur costs related to manufacturing network optimization, including certain legacy cost-reduction initiatives, of $500 million, with approximately 20% of the costs to be non-cash. The costs for this effort are expected to be incurred primarily from 2020 through 2022, and will include, among other things, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
From the start of this program in the fourth quarter of 2019 through December 31, 2020, we incurred costs of $900 million.
Key Activities
In 2020, we incurred costs of $896 million, composed primarily of the Transforming to a More Focused Company program. In 2019, we incurred costs of $820 million composed of $548 million for the 2017-2019 and Organizing for Growth initiatives, $288 million for the integration of Array, $94 million for the integration of Hospira, and $87 million for the Transforming to a More Focused Company program, partially offset by income of $197 million, primarily due to the reversal of certain accruals upon the effective favorable settlement of an IRS audit for multiple tax years and other acquisition-related initiatives.

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Restructuring charges/(credits):
Employee terminations	$474	$108	$473
Asset impairments(a)	88	69	290
Exit costs/(credits)	(6)	50	33
Restructuring charges(b)	556	227	796
Transaction costs(c)	10	63	1
Integration costs and other(d)	34	311	260
Restructuring charges and certain acquisition-related costs	600	601	1,058
Net periodic benefit costs recorded in Other (income)/deductions––net	39	23	144
Additional depreciation––asset restructuring recorded in our consolidated statements of income as follows(e):
Cost of sales	23	29	36
Selling, informational and administrative expenses	—	3	2
Research and development expenses	(3)	8	—
Total additional depreciation––asset restructuring	19	40	38
Implementation costs recorded in our consolidated statements of income as follows(f):
Cost of sales	40	61	75
Selling, informational and administrative expenses	197	73	71
Research and development expenses	1	22	39
Total implementation costs	238	156	186
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$896	$820	$1,426
(a)2018 charges are largely for cost-reduction initiatives not associated with acquisitions.
(b)Represents acquisition-related costs ($192 million credit in 2019, and $37 million charge in 2018) and cost reduction initiatives ($556 million charge in 2020, $418 million charge in 2019, and $759 million charge in 2018). 2020 charges mainly represent employee termination costs for our Transforming to a More Focused Company cost-reduction program. 2019 restructuring charges mainly represent employee termination costs for cost-reduction and productivity initiatives, partially offset by the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple tax years (see Note 5B). 2018 charges were primarily related to employee termination costs and asset write downs. The employee termination costs for

Pfizer Inc.	2020 Form 10-K	70

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

2019 and 2018 were primarily for our improvements to operational effectiveness as part of the realignment of our business structure, and for 2019, also includes employee termination costs for the Transforming to a More Focused Company cost-reduction program.
(c)Represents external costs for banking, legal, accounting and other similar services.
(d)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. 2020 costs primarily related to our acquisition of Array. 2019 costs mainly related to our acquisitions of Array, including $157 million in payments to Array employees for the fair value of previously unvested stock options that was recognized as post-closing compensation expense (see Note 2A), and Hospira. 2018 costs mostly related to our acquisition of Hospira.
(e)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(f)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, January 1, 2019	$1,113	$—	$49	$1,161
Provision(a)	108	69	50	227
Utilization and other(b)	(450)	(69)	(53)	(572)
Balance, December 31, 2019(c)	770	—	46	816
Provision	474	88	(6)	556
Utilization and other(b)	(462)	(88)	(25)	(575)
Balance, December 31, 2020(d)	$782	$—	$15	$798
(a)Includes the reversal of certain accruals related to our acquisition of Wyeth upon the favorable settlement of an IRS audit for multiple tax years. See Note 5D.
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($641 million) and Other noncurrent liabilities ($175 million).
(d)Included in Other current liabilities ($628 million) and Other noncurrent liabilities ($169 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Interest income	$(73)	$(225)	$(333)
Interest expense(a)	1,449	1,573	1,316
Net interest expense	1,376	1,348	983
Royalty-related income	(770)	(646)	(485)
Net (gains)/losses on asset disposals	237	(32)	(71)
Net (gains)/losses recognized during the period on equity securities(b)	(540)	(454)	(586)
Net realized (gains)/losses on sales of investments in debt securities(c)	—	—	141
Income from collaborations, out-licensing arrangements and sales of compound/product rights(d)	(326)	(168)	(476)
Net periodic benefit costs/(credits) other than service costs(e)	(236)	72	(270)
Certain legal matters, net(f)	28	292	84
Certain asset impairments(g)	1,691	2,843	3,115
Business and legal entity alignment costs(h)	—	300	63
Consumer Healthcare JV equity method (income)/loss(i)	(298)	(17)	—
Other, net(j)	(493)	(226)	(421)
Other (income)/deductions––net	$669	$3,314	$2,077
(a)Capitalized interest totaled $96 million in 2020, $88 million in 2019 and $73 million in 2018.
(b)2020 gains include, among other things, unrealized gains of $405 million related to investments in BioNTech and SpringWorks Therapeutics, Inc. (SpringWorks). 2019 gains included, among other things, unrealized gains of $295 million related to investments in Cortexyme, Inc. and SpringWorks. 2018 gains included unrealized gains on equity securities of $477 million, reflecting the adoption of a new accounting standard in 2018 and were primarily driven by unrealized gains of $466 million related to our investment in Allogene. See Notes 2B and 7B.
(c)2018 primarily included gross realized losses on sales of available-for-sale debt securities of $402 million and a net loss of $18 million from derivative financial instruments used to hedge the foreign exchange component of the matured available-for-sale debt securities, partially offset by gross realized gains on sales of available-for-sale debt securities of $280 million. Proceeds from the sale of available-for-sale debt securities were $5.7 billion in 2018.
(d)2020 includes, among other things, (i) an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, (ii) $40 million of milestone income from Puma Biotechnology, Inc. related to Neratinib regulatory approvals in the EU, (iii) $30 million of milestone income from Lilly related to the first commercial sale in the U.S. of LOXO-292 for the treatment of RET fusion-positive NSCLC and (iv) $108 million in milestone income from multiple licensees. 2019 includes, among other things, $78 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus®(fluticasone propionate and salmeterol inhalation powder) and $52 million in milestone income from multiple licensees. 2018 includes, among other things, (i) $118 million in milestone income from multiple licensees, (ii) $110 million in milestone payments received from Shire, of which $75 million related to their first dosing of a patient in a Phase 3 clinical trial for the treatment of UC and $35 million related to their first dosing of a patient in a Phase 3 clinical trial

Pfizer Inc.	2020 Form 10-K	71

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

for the treatment of Crohn’s disease, (iii) an upfront payment to us and a recognized milestone totaling $85 million for the sale of an AMPA receptor potentiator for CIAS to Biogen, (iv) $50 million in gains related to sales of compound/product rights and (v) a $40 million milestone payment from Merck & Co., Inc. in conjunction with the approval of ertugliflozin in the EU.
(e) See Note 11. In 2019, other non-service cost components’ activity related to the Consumer Healthcare JV transaction, such as gain on settlements, were recorded in (Gain) on completion of Consumer Healthcare JV transaction.
(f)2019 mostly included legal reserves for certain pending legal matters. 2018 primarily included legal reserves for certain pending legal matters, partially offset by the reversal of a legal accrual where a loss was no longer deemed probable.
(g)2020 primarily includes intangible asset impairment charges of $1.7 billion, mainly composed of: (i) $900 million related to IPR&D assets for unapproved indications of certain cancer medicines, acquired in our Array acquisition, and reflect, among other things, updated commercial forecasts; (ii) $528 million related to Eucrisa, a finite-lived developed technology right acquired in our Anacor acquisition, and reflects updated commercial forecasts mainly reflecting competitive pressures; and (iii) $263 million related to finite-lived developed technology rights for certain generic sterile injectables acquired in our Hospira acquisition, and reflects updated commercial forecasts mainly reflecting competitive pressures.
2019 primarily included intangible asset impairment charges of $2.8 billion, mainly composed of $2.6 billion, related to Eucrisa, and reflects updated commercial forecasts mainly reflecting competitive pressures.
2018 primarily included intangible asset impairment charges of $3.1 billion, mainly composed of (i) $2.6 billion related to developed technology rights, $242 million related to licensing agreements and $80 million related to IPR&D, all of which were acquired in our Hospira acquisition, for generic sterile injectable products associated with various indications; and (ii) $117 million related to a multi-antigen vaccine IPR&D program for adults undergoing elective spinal fusion surgery. The intangible asset impairment charges for the generic sterile injectable products reflect, among other things, updated commercial forecasts, reflecting an increased competitive environment as well as higher manufacturing costs, largely stemming from manufacturing and supply issues. The intangible asset impairment charge for the multi-antigen vaccine IPR&D program was the result of the Phase 2b trial reaching futility at a pre-planned interim analysis.
(h)Mainly represents incremental costs for the design, planning and implementation of our then new business structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and other advisory services.
(i)See Note 2C.
(j)2020 includes, among other things, (i) dividend income of $278 million from our investment in ViiV and (ii) charges of $105 million, reflecting the change in the fair value of contingent consideration. 2019 included, among other things, (i) dividend income of $220 million from our investment in ViiV; (ii) charges of $152 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the Consumer Healthcare JV; and (iii) net losses on early retirement of debt of $138 million. 2018 included, among other things, (i) a non-cash $343 million pre-tax gain associated with our transaction with Bain Capital to create a new biopharmaceutical company, Cerevel, to continue development of a portfolio of clinical and preclinical stage neuroscience assets primarily targeting disorders of the central nervous system; (ii) dividend income of $253 million from our investment in ViiV; (iii) a non-cash $50 million pre-tax gain related to our contribution agreement entered into with Allogene (see Note 2B); (iv) charges of $207 million, reflecting the change in the fair value of contingent consideration, and (vi) charges of $112 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the Consumer Healthcare JV.
The asset impairment charges included in Other (income)/deductions––net are based on estimates of fair value.

Additional information about the intangible assets that were impaired during 2020 (impairment recorded in Other (income)/deductions–net) follows:
					Year Ended December 31,
	Fair Value(a)				2020
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$1,100	$—	$—	$1,100	$900
Intangible assets––Developed technology rights(b)	740	—	—	740	791
Total	$1,840	$—	$—	$1,840	$1,691
(a)The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1E.
(b)Reflects intangible assets written down to fair value in 2020. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations

Components of Income from continuing operations before provision/(benefit) for taxes on income include:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
United States	$(2,488)	$7,064	$(6,111)
International	9,986	4,420	9,706
Income from continuing operations before provision/(benefit) for taxes on income(a), (b)	$7,497	$11,485	$3,594
(a)2020 v. 2019––The domestic loss in 2020 versus domestic income in 2019 was mainly related to the non-recurrence of the gain on the completion of the Consumer Healthcare JV transaction as well as higher certain asset impairments and higher R&D expenses. The increase in the international income was primarily related to the non-recurrence of the write off of assets contributed to the Consumer Healthcare JV as well as lower certain asset impairments and lower amortization of intangible assets.

Pfizer Inc.	2020 Form 10-K	72

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(b)2019 v. 2018––The domestic income in 2019 versus domestic loss in 2018 was mainly related to the completion of the Consumer Healthcare JV transaction as well as lower certain asset impairments, partially offset by higher business and legal entity alignment costs as well as increased costs related to certain legal matters. The decrease in the international income was primarily related to higher certain asset impairments as well as the write off of assets contributed to the Consumer Healthcare JV.

Components of Provision/(benefit) for taxes on income based on the location of the taxing authorities include:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
United States
Current income taxes:
Federal	$371	$(1,886)	$388
State and local	58	(187)	(49)
Deferred income taxes:
Federal	(1,061)	1,193	(1,641)
State and local	(115)	266	15
Total U.S. tax benefit	(747)	(613)	(1,287)
TCJA(a)
Current income taxes	—	(135)	(3,035)
Deferred Income taxes	—	(187)	2,439
Total TCJA tax benefit	—	(323)	(596)
International
Current income taxes	1,517	2,418	2,195
Deferred income taxes	(292)	(863)	(579)
Total international tax provision	1,224	1,555	1,617
Provision/(benefit) for taxes on income	$477	$618	$(266)
(a)The 2018 current tax benefit and deferred tax expense primarily relate to the utilization of tax credit carryforwards against the repatriation tax liability associated with the enactment of the TCJA. See discussion below.
Amounts discussed below are rounded to the nearest hundred million and represent approximations.
In 2018, we finalized our provisional accounting for the tax effects of the TCJA, based on our best estimates of available information and data. We reported and disclosed the impacts within the applicable measurement period, in accordance with SEC guidance, and recorded a favorable adjustment of $100 million to Provision/(benefit) for taxes on income.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The third annual installment of this liability, which is due to be paid in April 2021, is reported in current Income taxes payable, and the remaining liability is reported in noncurrent Other taxes payable as of December 31, 2020. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
The TCJA subjects a U.S. shareholder to current tax on global intangible low-taxed income earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as global intangible low-taxed income in future years or provide for the tax expense related to such income in the year the tax is incurred. We elected to recognize deferred taxes for temporary differences expected to reverse as global intangible low-taxed income in future years.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2020, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.
The changes in Provision/(benefit) for taxes on income impacting the effective tax rate year-over-year are summarized below:
2020 v. 2019

The higher effective tax rate in 2020 was mainly the result of:
•the non-recurrence of the $1.4 billion tax benefits, representing taxes and interest, recorded in 2019 due to the favorable settlement of an IRS audit for multiple tax years;
•the non-recurrence of the tax benefits related to certain tax initiatives associated with the implementation of our then new business structure; and
•the non-recurrence of the tax benefits recorded in 2019 as a result of additional guidance issued by the U.S. Department of Treasury related to the TCJA, as well as:
•lower tax benefits related to the impairment of intangible assets, partially offset by:
•the non-recurrence of the tax expense of $2.7 billion recorded in the third quarter of 2019 associated with the gain related to the completion of the Consumer Healthcare JV transaction; and
•the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

Pfizer Inc.	2020 Form 10-K	73

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

2019 v. 2018

The higher effective tax rate was primarily the result of:
•the tax expense of $2.7 billion associated with the gain related to the completion of the Consumer Healthcare JV transaction; and
•the non-recurrence of certain tax initiatives and favorable adjustments to the provisional estimate of the TCJA, partially offset by:
•an increase in tax benefits associated with the resolution of certain tax positions pertaining to prior years, primarily due to a benefit of $1.4 billion, representing tax and interest, resulting from the favorable settlement of an IRS audit;
•benefits related to certain tax initiatives associated with the implementation of our then new business structure;
•the tax benefits recorded as a result of additional guidance issued by the U.S. Department of Treasury related to the enactment of the TCJA; and
•the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
In all years, federal, state and international net tax liabilities assumed or established as part of a business acquisition are not included in Provision/(benefit) for taxes on income (see Note 2A).

B. Tax Rate Reconciliation

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations follows:
	Year Ended December 31,
	2020	2019	2018
U.S. statutory income tax rate	21.0%	21.0%	21.0%
TCJA impact(a)	—	(2.8)	(16.6)
Taxation of non-U.S. operations (b), (c)	(9.6)	(4.5)	1.2
Tax settlements and resolution of certain tax positions(d)	(2.5)	(13.8)	(19.3)
Completion of Consumer Healthcare JV transaction(d)	—	8.2	—
U.S. Healthcare Legislation(e)	0.1	—	(1.1)
U.S. R&D tax credit	(1.3)	(0.8)	(2.2)
Interest(f)	1.1	0.6	5.7
All other, net(g)	(2.4)	(2.5)	3.9
Effective tax rate for income from continuing operations	6.4%	5.4%	(7.4)%
(a)See Note 5A.
(b)For taxation of non-U.S. operations, this rate impact reflects the income tax rates and relative earnings in the locations where we do business outside the U.S., together with the U.S. tax cost on our international operations, changes in uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions,” as well as changes in valuation allowances. Specifically: (i) the jurisdictional location of earnings is a significant component of our effective tax rate each year, and the rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of such earnings as compared to our total earnings; (ii) the U.S. tax implications of our foreign operations is a significant component of our effective tax rate each year and generally offsets some of the reduction to our effective tax rate each year resulting from the jurisdictional location of earnings; (iii) the impact of certain tax initiatives; and (iv) the impact of changes in uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions” is a component of our effective tax rate each year that can result in either an increase or decrease to our effective tax rate. The jurisdictional mix of earnings, which includes the impact of the location of earnings as well as the U.S. tax cost on our international operations, can vary as a result of operating fluctuations in the normal course of business and as a result of the extent and location of other income and expense items, such as restructuring charges, asset impairments and gains and losses on strategic business decisions. See also Note 5A for the components of pre-tax income and Provision/(benefit) for taxes on income, which is based on the location of the taxing authorities, and for information about settlements and other items impacting Provision/(benefit) for taxes on income.
(c)In all years, the impact on our effective tax rate is the result of the jurisdictional location of earnings. In 2020 and 2019, the reduction in our effective tax rate resulting from the jurisdictional location of earnings is largely due to lower tax rates in certain jurisdictions, as well as manufacturing and other incentives for our subsidiaries in Singapore and to a lesser extent in Puerto Rico. We benefit from Puerto Rican tax incentives pursuant to a grant that expires during 2029. Under such grant, we are partially exempt from income, property and municipal taxes. In Singapore, we benefit from incentive tax rates effective through 2045 on income from manufacturing and other operations.
(d)For a discussion about tax settlements and resolution of certain tax positions and the impact of the gain on the completion of the Consumer Healthcare JV transaction, see Note 5A.
(e)The favorable rate impact in 2018 is a result of the updated 2017 invoice received from the federal government, which reflected a lower expense than what was previously estimated for invoiced periods, as well as certain tax initiatives.
(f)Includes changes in interest related to our uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions”.
(g)All other, net is primarily due to routine business operations.

Pfizer Inc.	2020 Form 10-K	74

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Deferred Taxes

Components of our deferred tax assets and liabilities, shown before jurisdictional netting, follow:
	2020 Deferred Tax*		2019 Deferred Tax*
(MILLIONS OF DOLLARS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items(a)	$3,094	$(352)	$1,918	$(204)
Inventories	276	(25)	267	(10)
Intangible assets(b)	793	(5,355)	718	(6,784)
Property, plant and equipment	211	(1,219)	177	(1,204)
Employee benefits	1,981	(127)	2,115	(37)
Restructurings and other charges	291	—	212	—
Legal and product liability reserves	382	—	469	—
Net operating loss/tax credit carryforwards(c)	1,761	—	2,003	—
Unremitted earnings	—	(46)	—	(77)
State and local tax adjustments	171	—	152	—
Investments(d)	128	(3,545)	11	(3,318)
All other	102	(57)	167	(9)
	9,189	(10,726)	8,208	(11,643)
Valuation allowances	(1,586)	—	(1,526)	—
Total deferred taxes	$7,603	$(10,726)	$6,682	$(11,643)
Net deferred tax liability(e)		$(3,123)		$(4,961)
*The deferred tax assets and liabilities associated with global intangible low-taxed income are included in the relevant categories. See Note 5A.
(a)The increase in 2020 is primarily related to the capitalization of certain R&D-related expenses.
(b)The decrease in 2020 is primarily the result of amortization of intangible assets and certain impairment charges.
(c)The amounts in 2020 and 2019 are reduced for unrecognized tax benefits of $3.0 billion and $2.9 billion, respectively, where we have net operating loss carryforwards, similar tax losses, and/or tax credit carryforwards that are available, under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position.
(d)The amounts in 2020 and 2019 are primarily related to the Consumer Healthcare JV. See Note 2C.
(e)In 2020, Noncurrent deferred tax assets and other noncurrent tax assets ($0.9 billion), and Noncurrent deferred tax liabilities ($4.1 billion). In 2019, Noncurrent deferred tax assets and other noncurrent tax assets ($0.7 billion), and Noncurrent deferred tax liabilities ($5.7 billion).

We have carryforwards, primarily related to net operating and capital losses, general business credits, foreign tax credits and charitable contributions, which are available to reduce future U.S. federal and/or state, as well as international, income taxes payable with either an indefinite life or expiring at various times from 2021 to 2040. Certain of our U.S. net operating losses and general business credits are subject to limitations under IRC Section 382.

As of December 31, 2020, we have not made a U.S. tax provision on $55.0 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2020 is not practicable. The amount of indefinitely reinvested earnings is based on estimates and assumptions and subject to management evaluation, and is subject to change in the normal course of business based on operational cash flow, completion of local statutory financial statements and the finalization of tax returns and audits, among other things. Accordingly, we regularly update our earnings and profits analysis for such events.

D. Tax Contingencies

For a description of our accounting policies associated with accounting for income tax contingencies, see Note 1P.

Uncertain Tax Positions

As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2020, we had $4.3 billion and as of December 31, 2019, we had $4.2 billion in net unrecognized tax benefits, excluding associated interest.
•Tax assets for uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2020, we had $1.3 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.1 billion), Noncurrent deferred tax liabilities ($122 million) and Other taxes payable ($46 million). As of December 31, 2019, we had $1.2 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.0 billion) and Noncurrent deferred tax liabilities ($109 million).
•Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

Pfizer Inc.	2020 Form 10-K	75

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
(MILLIONS OF DOLLARS)	2020	2019	2018
Balance, beginning	$(5,381)	$(6,259)	$(6,558)
Acquisitions(a)	37	(44)	—
Divestitures(b)	265	—	—
Increases based on tax positions taken during a prior period(c)	(232)	(36)	(192)
Decreases based on tax positions taken during a prior period(c), (d)	64	1,109	561
Decreases based on settlements for a prior period(e)	15	100	123
Increases based on tax positions taken during the current period(c)	(411)	(383)	(370)
Impact of foreign exchange	(72)	25	56
Other, net(c), (f)	120	107	121
Balance, ending(g)	$(5,595)	$(5,381)	$(6,259)
(a)For 2020 and 2019, primarily related to the acquisition of Array (goodwill adjustment made within the measurement period). See Note 2A.
(b)For 2020, related to the separation of Upjohn. See Note 2B.
(c)Primarily included in Provision/(benefit) for taxes on income.
(d)Primarily related to effectively settling certain issues with the U.S. and foreign tax authorities. See Note 5A.
(e)Primarily related to cash payments and reductions of tax attributes.
(f)Primarily related to decreases as a result of a lapse of applicable statutes of limitations.
(g)In 2020, included in Income taxes payable ($34 million), Noncurrent deferred tax assets and other noncurrent tax assets ($18 million), Noncurrent deferred tax liabilities ($3.0 billion) and Other taxes payable ($2.5 billion). In 2019, included in Income taxes payable ($108 million), Current tax assets ($2 million), Noncurrent deferred tax assets and other noncurrent tax assets ($51 million), Noncurrent deferred tax liabilities ($2.8 billion) and Other taxes payable ($2.4 billion).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded primarily in Provision/(benefit) for taxes on income. In 2020, we recorded a net increase in interest of $89 million. In 2019, we recorded a net decrease in interest of $564 million, resulting primarily from a settlement with the IRS; and in 2018, we recorded a net increase in interest of $103 million. Gross accrued interest totaled $493 million as of December 31, 2020 (reflecting a decrease of $5 million as a result of cash payments and a decrease of $75 million relating to the separation of Upjohn) and gross accrued interest totaled $485 million as of December 31, 2019 (reflecting a decrease of $13 million as a result of cash payments). In 2020, this amount was included in Income taxes payable ($7 million) and Other taxes payable ($486 million). In 2019, this amount was included in Income taxes payable ($20 million) and Other taxes payable ($465 million). Accrued penalties are not significant. See also Note 5A.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued a Revenue Agent’s Report (RAR) for tax years 2011-2013. We are not in agreement with the RAR and are currently appealing certain disputed issues. Tax years 2014-2015 are currently under audit. Tax years 2016-2020 are open, but not under audit. All other tax years are closed.
In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2013-2020), Japan (2017-2020), Europe (2011-2020, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), Latin America (1998-2020, primarily reflecting Brazil) and Puerto Rico (2016-2020).

Any settlements or statutes of limitations expirations could result in a significant decrease in our uncertain tax positions. We estimate that it is reasonably possible that within the next 12 months, our gross unrecognized tax benefits, exclusive of interest, could decrease by as much as $50 million, as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

Pfizer Inc.	2020 Form 10-K	76

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

E. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of the Tax provision/(benefit) on other comprehensive income/(loss) include:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Foreign currency translation adjustments, net(a)	$(79)	$254	$94

Unrealized holding gains/(losses) on derivative financial instruments, net	(88)	83	21
Reclassification adjustments for (gains)/losses included in net income	(25)	(125)	27
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	1
	(113)	(42)	50
Unrealized holding gains/(losses) on available-for-sale securities, net	45	—	(23)
Reclassification adjustments for (gains)/losses included in net income	(24)	5	16
Reclassification adjustments for tax on unrealized gains from AOCI to Retained earnings(c)	—	—	(45)
	22	5	(53)
Benefit plans: actuarial gains/(losses), net	(281)	(169)	(141)
Reclassification adjustments related to amortization	62	55	55
Reclassification adjustments related to settlements, net	65	65	33
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	637
Other	(8)	(10)	29
	(161)	(58)	612
Benefit plans: prior service (costs)/credits and other, net	12	(1)	2
Reclassification adjustments related to amortization of prior service costs and other, net	(31)	(43)	(39)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(1)	(4)
Reclassification adjustments of certain tax effects from AOCI to Retained earnings(b)	—	—	(144)
Other	1	—	—
	(17)	(45)	(185)
Tax provision/(benefit) on other comprehensive income/(loss)	$(349)	$115	$518
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
(b)For additional information on the adoption of a new accounting standard related to reclassification of certain tax effects from AOCI, see Note 1B in our 2018 Financial Report.
(c)For additional information on the adoption of a new accounting standard related to financial assets and liabilities, see Note 1B in our 2018 Financial Report.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2018	$(5,180)	$(30)	$401	$(5,262)	$750	$(9,321)
Other comprehensive income/(loss) due to the adoption of new accounting standards(a)	(2)	(1)	(416)	(637)	144	(913)
Other comprehensive income/(loss)(b)	(893)	198	(53)	(128)	(166)	(1,041)
Balance, December 31, 2018	(6,075)	167	(68)	(6,027)	728	(11,275)
Other comprehensive income/(loss)(b)	123	(146)	33	(231)	(144)	(365)
Balance, December 31, 2019	(5,952)	20	(35)	(6,257)	584	(11,640)
Other comprehensive income/(loss)(b)	1,028	(448)	151	(602)	(106)	23
Distribution of Upjohn Business(c)	(397)	—	—	352	(26)	(71)
Balance, December 31, 2020	$(5,321)	$(428)	$116	$(6,507)	$452	$(11,688)
(a)Represent the cumulative effect adjustments as of January 1, 2018 from the adoption of accounting standards related to (i) financial assets and liabilities and (ii) the reclassification of certain tax effects from AOCI. See Note 1B in our 2018 Financial Report.
(b)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $9 million loss in 2020, $11 million loss in 2019 and $20 million loss in 2018. Foreign currency translation adjustments in 2020 primarily include gains from the strengthening of the euro, Japanese yen, Australian dollar and U.K. pound against the U.S. dollar, and net gains related to foreign currency translation adjustments related to our equity method investment in the Consumer Healthcare JV (see Note 2C), partially offset by the impact of our net investment hedging program. Foreign currency translation adjustments in 2019 primarily include a gain of approximately $1.3 billion pre-tax ($978 million after-tax) related to foreign currency translation adjustments attributable to our equity method investment in the Consumer Healthcare JV (see Note 2C), partially offset by the strengthening of the U.S. dollar against the euro and the Australian dollar, and the results of our net investment hedging program. Amounts in 2018 primarily reflect the strengthening of the U.S. dollar against the euro, U.K. pound and Chinese renminbi.
(c)For more information, see Note 2B.

Pfizer Inc.	2020 Form 10-K	77

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	As of December 31, 2020			As of December 31, 2019
(MILLIONS OF DOLLARS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$567	$—	$567	$705	$—	$705

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	7,719	—	7,719	4,863	—	4,863
Government and agency—U.S.	982	—	982	811	—	811
Corporate and other	1,008	—	1,008	1,013	—	1,013
	9,709	—	9,709	6,687	—	6,687
Total short-term investments	10,276	—	10,276	7,392	—	7,392
Other current assets
Derivative assets:
Interest rate contracts	18	—	18	53	—	53
Foreign exchange contracts	234	—	234	413	—	413
Total other current assets	251	—	251	465	—	465
Long-term investments
Classified as equity securities with readily determinable fair values(a)	2,809	2,776	32	1,902	1,863	39

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	6	—	6	—	—	—
Government and agency—U.S.	121	—	121	303	—	303
Corporate and other	—	—	—	11	—	11
	128	—	128	315	—	315
Total long-term investments	2,936	2,776	160	2,216	1,863	354
Other noncurrent assets
Derivative assets:
Interest rate contracts	117	—	117	266	—	266
Foreign exchange contracts	5	—	5	261	—	261
Total derivative assets	122	—	122	526	—	526
Insurance contracts(b)	693	—	693	575	—	575
Total other noncurrent assets	814	—	814	1,102	—	1,102
Total assets	$14,278	$2,776	$11,501	$11,176	$1,863	$9,313

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$501	$—	$501	$114	$—	$114
Total other current liabilities	501	—	501	114	—	114
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	599	—	599	604	—	604
Total other noncurrent liabilities	599	—	599	604	—	604
Total liabilities	$1,100	$—	$1,100	$718	$—	$718
(a)Long-term equity securities of $190 million as of December 31, 2020 and $176 million as of December 31, 2019 were held in restricted trusts for employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

Pfizer Inc.	2020 Form 10-K	78

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

Carrying values and estimated fair values using a market approach:
	As of December 31, 2020			As of December 31, 2019
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(MILLIONS OF DOLLARS)		Total	Level 2		Total	Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$37,133	$45,533	$45,533	$35,955	$40,842	$40,842
The differences between the estimated fair values and carrying values for held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of December 31, 2020 and 2019. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs using a market approach.
B. Investments
Total Short-Term and Long-Term Investments and Equity-Method Investments

The following summarizes our investments by classification type:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Short-term investments
Equity securities with readily determinable fair values(a)	$567	$705
Available-for-sale debt securities	9,709	6,687
Held-to-maturity debt securities	161	1,133
Total Short-term investments	$10,437	$8,525

Long-term investments
Equity securities with readily determinable fair values	$2,809	$1,902
Available-for-sale debt securities	128	315
Held-to-maturity debt securities	37	42
Private equity securities at cost(b)	432	756
Total Long-term investments	$3,406	$3,014
Equity-method investments	16,856	17,133
Total long-term investments and equity-method investments	$20,262	$20,147
Held-to-maturity cash equivalents	$89	$163
(a)As of December 31, 2020 and 2019, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At December 31, 2020, our investment securities portfolio consisted of diverse, primarily investment-grade, debt securities. The contractual maturities, or estimated maturities, of the debt securities are as follows:
	As of December 31, 2020							As of December 31, 2019
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$7,593	$136	$(4)	$7,725	$7,719	$6	$—	$4,895	$6	$(38)	$4,863
Government and agency––U.S.	1,104	—	(1)	1,103	982	121	—	1,120	—	(6)	1,114
Corporate and other(a)	1,006	2	—	1,008	1,008	—	—	1,027	—	(2)	1,025
Held-to-maturity debt securities
Time deposits and other	283	—	—	283	251	9	24	535	—	—	535
Government and agency––non-U.S.	5	—	—	5	—	—	5	803	—	—	803
Total debt securities	$9,991	$138	$(5)	$10,124	$9,959	$136	$29	$8,380	$6	$(47)	$8,340
(a)Primarily issued by a diverse group of corporations.

For our portfolio of available-for-sale and held-to-maturity debt securities, any expected credit losses would be immaterial to the financial statements.

Pfizer Inc.	2020 Form 10-K	79

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relate to equity securities, excluding equity method investments, held at the reporting date:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Net (gains)/losses recognized during the period on equity securities(a)	$(540)	$(454)	$(586)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(24)	(25)	(109)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(515)	$(429)	$(477)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. Since January 1, 2018, there were cumulative impairments and downward adjustments of $81 million and upward adjustments of $61 million. Impairments, downward and upward adjustments were not significant in 2020, 2019 and 2018.
C. Short-Term Borrowings

Short-term borrowings include:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Commercial paper(a)	$556	$13,915
Current portion of long-term debt, principal amount(b)	2,004	1,458
Other short-term borrowings, principal amount(c)	145	860
Total short-term borrowings, principal amount	2,705	16,233
Net fair value adjustments related to hedging and purchase accounting	—	5
Net unamortized discounts, premiums and debt issuance costs	(2)	(43)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$2,703	$16,195
(a)See Note 2B.
(b)See Note 7D.
(c)Primarily includes cash collateral. See Note 7F.
The weighted-average effective interest rate on commercial paper outstanding was approximately 0.13% as of December 31, 2020 and 1.92% as of December 31, 2019.
As of December 31, 2020, we had access to a total of $11 billion in U.S. revolving credit facilities consisting of a $7 billion facility expiring in 2025 and a $4 billion facility expiring in September 2021, which may be used to support our commercial paper borrowings. In January 2021, the $4 billion facility was terminated at our request. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $332 million in lines of credit, of which $300 million expire within one year. Of these total lines of credit, $11.3 billion were unused as of December 31, 2020.
D. Long-Term Debt

The following outlines our senior unsecured long-term debt and the weighted-average stated interest rate by maturity:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Notes due 2021 (2.4% for 2019)(a)	$—	$3,153
Notes due 2022 (1.0% for 2020 and 2019)	1,728	1,624
Notes due 2023 (3.2% for 2020 and 3.7% for 2019)	2,550	2,892
Notes due 2024 (3.9% for 2020 and 2019)	2,250	2,250
Notes due 2025 (0.8% for 2020)	750	—
Notes due 2026 (2.9% for 2020 and 2019)	3,000	3,000
Notes due 2027-2030 (3.1% for 2020 and 3.6% for 2019)	6,781	4,453
Notes due 2034-2036 (5.3% for 2020 and 2019)	2,250	2,250
Notes due 2037-2040 (5.6% for 2020 and 6.0% for 2019)	8,086	7,066
Notes due 2043-2046 (3.7% for 2020 and 2019)	4,878	4,818
Notes due 2047-2050 (3.6% for 2020 and 4.1% for 2019)	3,500	3,315
Total long-term debt, principal amount	35,774	34,820
Net fair value adjustments related to hedging and purchase accounting	1,562	1,305
Net unamortized discounts, premiums and debt issuance costs	(207)	(176)
Other long-term debt	4	5
Total long-term debt, carried at historical proceeds, as adjusted	$37,133	$35,955
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (2.6% and 1.2%))	$2,002	$1,462

Pfizer Inc.	2020 Form 10-K	80

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(a) Reclassified to the current portion of long-term debt.
Our long-term debt outlined in the above table is generally redeemable by us at any time at varying redemption prices plus accrued and unpaid interest.
Issuances

In 2020, we issued the following:
(MILLIONS OF DOLLARS)		Principal
Interest Rate	Maturity Date	As of December 31, 2020
0.800%(a)	May 28, 2025	$750
1.700%(a)	May 28, 2030	1,000
2.550%(a)	May 28, 2040	1,000
2.700%(a)	May 28, 2050	1,250
		$4,000

2.625%(b)	April 1, 2030	$1,250
(a)May be redeemed by us at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rate for the notes at issuance was 2.11%.
(b)May be redeemed by us at any time, in whole, or in part, at a redemption price plus accrued and unpaid interest. The weighted average effective interest rate for the notes at issuance was 2.67%.
In March 2019, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 3.57%.
In September 2018, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 3.56%.
Retirements
In November 2020, we repurchased all $1.15 billion and $342 million principal amount outstanding of the 1.95% senior unsecured notes due June 2021 and 5.80% senior unsecured notes due August 2023 and recorded a total net loss of $36 million, in Other (income)/deductions––net. See Note 2B.
In March 2020, we repurchased at par all $1.065 billion principal amount outstanding of our senior unsecured notes due in 2047.
In January 2019, we repurchased all €1.1 billion ($1.3 billion) principal amount outstanding of the 5.75% euro-denominated debt due June 2021 at a redemption value of €1.3 billion ($1.5 billion). We recorded a net loss of $138 million in Other (income)/deductions––net, which included the related termination of cross currency swaps.
E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We manage our foreign exchange risk predominately through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to mitigate the impact on net income as a result of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Swedish krona and Canadian dollar. Additionally, we hedge a portion of our forecasted intercompany inventory sales denominated in euro, Japanese yen, Chinese renminbi, Canadian dollar, U.K. pound and Australian dollar for up to two years.

Changes in fair value are reported in earnings or in Other comprehensive income/(loss), depending on the nature and purpose of the financial instrument (hedge or offset relationship). For certain foreign exchange contracts, we exclude an amount from the assessment of hedge effectiveness and recognize the excluded amount through an amortization approach in earnings. The hedge relationships are as follows:
Generally, we recognize the gains and losses on foreign exchange contracts that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged item. We also recognize the offsetting foreign exchange impact attributable to the hedged item in earnings.
•Generally, we record in Other comprehensive income/(loss) gains or losses on foreign exchange contracts that are designated as cash flow hedges and reclassify those amounts into earnings in the same period or periods during which the hedged transaction affects earnings.
•We record in Other comprehensive income/(loss) ––Foreign currency translation adjustments, net the foreign exchange gains and losses related to foreign exchange-denominated debt and foreign exchange contracts designated as a hedge of our net investments in foreign subsidiaries and reclassify those amounts into earnings upon the sale or substantial liquidation of our net investments.
•For certain foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on contracts that are used to offset foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement.

Pfizer Inc.	2020 Form 10-K	81

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Interest Rate Risk

Our interest-bearing investments and borrowings are subject to interest rate risk. Depending on market conditions, we may change the profile of our outstanding debt or investments by entering into derivative financial instruments like interest rate swaps, either to hedge or offset the exposure to changes in the fair value of hedged items with fixed interest rates, or to convert variable rate debt or investments to fixed rates. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

We recognize the gains and losses on interest rate contracts that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged risk. We also recognize the offsetting earnings impact attributable to the hedged item.

The following summarizes the fair value of the derivative financial instruments and the related notional amounts (including those reported as part of discontinued operations):
(MILLIONS OF DOLLARS)	As of December 31, 2020			As of December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,369	$145	$1,005	$25,193	$591	$662
Interest rate contracts	1,950	135	—	6,645	318	—
		280	1,005		909	662

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,063	94	95	$19,623	82	55

Total		$373	$1,100		$992	$718
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.0 billion as of December 31, 2020 and $5.9 billion as of December 31, 2019.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk (including gains/(losses) reported as part of discontinued operations).
	Amount of Gains/(Losses) Recognized in OID(a)		Amount of Gains/(Losses) Recognized in OCI(a)		Amount of Gains/(Losses) Reclassified from OCI into OID and COS(a)
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019	2020	2019
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$(649)	$339	$(77)	$525
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach(c)	—	—	55	136	57	140

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	369	900	—	—	—	—
Hedged item	(369)	(900)	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(501)	(313)	—	—
The portion on foreign exchange contracts excluded from the assessment of hedge effectiveness(c)	—	—	181	188	154	144

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency short-term borrowings	—	—	8	34	—	—
Foreign currency long-term debt(d)	—	—	(183)	36	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	178	(172)	—	—	—	—
All other net(c)	—	—	12	—	(1)	(1)
	$178	$(172)	$(1,077)	$421	$133	$808
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the consolidated statements of income. OCI = Other comprehensive income/(loss), included in the consolidated statements of comprehensive income.

Pfizer Inc.	2020 Form 10-K	82

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(b)The amounts reclassified from OCI into COS were:
•a net gain of $172 million in 2020 (including a gain of $22 million reported in Income from discontinued operations––net of tax); and
•a net gain of $247 million in 2019 (including a gain of $46 million reported in Income from discontinued operations––net of tax).
The remaining amounts were reclassified from OCI into OID. Based on year-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $341 million within the next 12 months into income. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $1.8 billion U.K. pound debt maturing in 2043.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings with carrying values of $2.1 billion as of December 31, 2020, which are used as hedging instruments in net investment hedge relationships.

The following summarizes the amounts recorded in our consolidated balance sheet related to cumulative basis adjustments for fair value hedges:
	As of December 31, 2020			As of December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS OF DOLLARS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$2,016	$117	$1,149	$7,092	$266	$690
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk

On an ongoing basis, we monitor and review the credit risk of our customers, financial institutions and exposures in our investment portfolio.

With respect to our trade accounts receivable, we monitor the creditworthiness of our customers to which we grant credit in the normal course of business. In general, there is no requirement for collateral from customers. For additional information on our trade accounts receivable and allowance for credit losses, see Note 1G. A significant portion of our trade accounts receivable balances are due from drug wholesalers. For additional information on our trade accounts receivables with significant customers, see Note 17B.

With respect to our investments, we monitor concentrations of credit risk associated with government, government agency, and corporate issuers of securities. Investments are placed in instruments that are investment grade and are primarily short in duration. Exposure limits are established to limit a concentration with any single credit counterparty. As of December 31, 2020, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by the U.S., France, Canada, Japan, Sweden and Germany.

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association (ISDA) master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of December 31, 2020, the aggregate fair value of these derivative financial instruments that are in a net payable position was $946 million, for which we have posted collateral of $821 million with a corresponding amount reported in Short-term investments. As of December 31, 2020, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $137 million, for which we have received collateral of $142 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Inventories

The following summarizes the components of Inventories:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Finished goods	$2,878	$2,265
Work in process	4,430	4,131
Raw materials and supplies	738	672
Inventories(a)	$8,046	$7,068
Noncurrent inventories not included above(b)	$890	$638
(a)The change from December 31, 2019 reflects increases for certain products, including inventory build for new product launches, supply recovery, market demand and network strategy, and an increase due to foreign exchange.
(b)Included in Other noncurrent assets. There are no recoverability issues for these amounts.

Pfizer Inc.	2020 Form 10-K	83

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 9. Property, Plant and Equipment

The following summarizes the components of Property, plant and equipment:
	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2020	2019
Land	-	$444	$495
Buildings	33-50	9,022	9,181
Machinery and equipment	8-20	11,153	10,648
Furniture, fixtures and other	3-12.5	4,541	4,840
Construction in progress	-	3,552	2,794
		28,711	27,959
Less: Accumulated depreciation		14,812	14,990
Property, plant and equipment		$13,900	$12,969

The following provides long-lived assets by geographic area:
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Property, plant and equipment
United States	$7,821	$7,194
Developed Europe	4,775	4,238
Developed Rest of World	413	453
Emerging Markets	890	1,083
Property, plant and equipment	$13,900	$12,969
Note 10. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	As of December 31, 2020			As of December 31, 2019
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$73,545	$(50,902)	$22,643	$72,449	$(47,092)	$25,357
Brands	922	(774)	148	922	(741)	181
Licensing agreements and other(b)	2,292	(1,186)	1,106	1,687	(1,108)	579
	76,759	(52,862)	23,896	75,058	(48,941)	26,117
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(c)	3,175		3,175	5,919		5,919
Licensing agreements and other(b)	573		573	1,073		1,073
	4,575		4,575	7,819		7,819
Identifiable intangible assets(d)	$81,334	$(52,862)	$28,471	$82,877	$(48,941)	$33,936
(a)The increase in the gross carrying amount primarily reflects the transfer of $600 million from IPR&D to Developed technology rights to reflect the approval of Braftovi in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy, as well as a $499 million capitalized portion of an upfront payment to Myovant (see Note 2E) and an increase from a $200 million measurement period adjustment related to the acquisition of Array (see Note 2A), partially offset by a $528 million impairment of Eucrisa (see Note 4) and a $263 million impairment of certain generic sterile injectables acquired in connection with our acquisition of Hospira (see Note 4).
(b)The changes in the gross carrying amounts primarily reflect the transfer of $600 million from indefinite-lived Licensing agreements and other to finite-lived Licensing agreements and other to reflect the approval in the U.S. of several products subject to out-licensing arrangements acquired from Array, as well as measurement period adjustments related to the acquisition of Array.
(c)The decrease in the gross carrying amount primarily reflects a decrease from a $1.2 billion measurement period adjustment related to the acquisition of Array, a $900 million impairment of IPR&D (see Note 4), and the transfer of $600 million from IPR&D to Developed technology rights to reflect the approval of Braftovi in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy.
(d)The decrease is primarily due to amortization, impairments, and measurement period adjustments related to the acquisition of Array, partially offset by the capitalization of an upfront payment to Myovant (see Note 2E).
Nearly all of our identifiable intangible assets are managed by our commercial organization, with only 9% of total cost of IPR&D managed by our R&D organization.

Pfizer Inc.	2020 Form 10-K	84

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Developed Technology Rights

Developed technology rights represent the cost for developed technology acquired from third parties and can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. We possess a well-diversified portfolio of hundreds of developed technology rights across therapeutic categories, representing our commercialized products. The significant components of developed technology rights are the following: Xtandi, Prevnar 13/Prevenar 13 Infant, Braftovi/Mektovi, Premarin, Prevnar 13/Prevenar 13 Adult, Eucrisa, Orgovyx, and, to a lesser extent Zavicefta, Tygacil, Merrem/Meronem, Refacto AF/Xyntha, Pristiq and Bosulif. Also included in this category are the post-approval milestone payments made under our alliance agreements for certain biopharmaceutical products.
Brands

Brands represent the cost for tradenames and know-how, as the products themselves do not receive patent protection. Indefinite-lived brands include Medrol and Depo-Medrol, while finite-lived brands include Depo-Provera and Zavedos.
IPR&D

IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The significant components of IPR&D are the following: the program for the oral poly ADP ribose polymerase inhibitor for the treatment of patients with germline BRCA-mutated advanced breast cancer acquired as part of the Medivation acquisition and assets acquired in connection with the Array acquisition. IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets are not amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify it out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will likely be written-off, and we will record an impairment charge.

IPR&D assets are high-risk assets, given the uncertain nature of R&D. Accordingly, we expect that many of these IPR&D assets will become impaired and be written-off at some time in the future.
Licensing Agreements

Licensing agreements for developed technology and for technology in development primarily relate to out-licensing arrangements acquired from third parties, including the Array acquisition. These assets represent the cost for the license, where we acquired the right to future royalties and/or milestones upon development or commercialization by the licensing partner. A significant component of the licensing arrangements are for out-licensing arrangements with a number of partners for oncology technology in varying stages of development that have not yet received regulatory approval in a major market. Accordingly, during the development period after the date of acquisition, each of these assets is classified as indefinite-lived intangible assets and will not be amortized until approval is obtained in a major market. At that time we will determine the useful life of the asset, reclassify the respective licensing arrangement asset to finite-lived intangible asset and begin amortization. If the development effort is abandoned, the related licensing asset will likely be written-off, and we will record an impairment charge.
Amortization

The weighted-average life for each of our total finite-lived intangible assets and the largest component, developed technology rights, is approximately 9 years. Total amortization expense for finite-lived intangible assets was $3.5 billion in 2020, $4.5 billion in 2019 and $4.8 billion in 2018.

The following provides the expected annual amortization expense:
(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025
Amortization expense	$3,372	$3,249	$2,921	$2,642	$2,492
B. Goodwill

At the beginning of 2019, we reorganized our commercial operations and began to manage our businesses through three different operating segments––Biopharma, Upjohn and Consumer Healthcare. As a result of the reorganization of our commercial operations, our remaining goodwill was required to be reallocated amongst the then new Biopharma and Upjohn operating segments by determining the fair value of each reporting unit under our old and new management structure and the portions being transferred. We completed this re-allocation based on relative fair value in the second quarter of 2019 and retrospectively presented goodwill according to the operating structure.

Our Consumer Healthcare business was classified as held for sale as of December 31, 2018 and, upon closing of the transaction with GSK during the third quarter of 2019, we deconsolidated our Consumer Healthcare business and derecognized Consumer Healthcare goodwill. For additional information, see Note 2C. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan. Upon closing, we deconsolidated the Upjohn business and derecognized $10.6 billion in Upjohn goodwill. In addition, at December 31, 2019, the goodwill associated with the Upjohn Business was classified as Noncurrent assets of discontinued operations. For additional information, see Note 2B.

Pfizer Inc.	2020 Form 10-K	85

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes the components and changes in the carrying amount of Goodwill:
(MILLIONS OF DOLLARS)	Total
Balance, January 1, 2019	$42,927
Additions(a)	5,411
Other(b)	(136)
Balance, December 31, 2019	48,202
Additions(c)	727
Other(b)	648
Balance, December 31, 2020	$49,577
(a)Additions relate to our acquisition of Array (see Note 2A).
(b)Other represents the impact of foreign exchange.
(c)Additions primarily represent the impact of measurement period adjustments related to our Array acquisition (see Note 2A).
Note 11. Pension and Postretirement Benefit Plans and Defined Contribution Plans

The majority of our employees worldwide are eligible for retirement benefits provided through defined benefit pension plans, defined contribution plans or both. In the U.S., we sponsor both IRC-qualified and supplemental (non-qualified) defined benefit plans and defined contribution plans. A qualified plan meets the requirements of certain sections of the IRC, and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees with restrictions on discriminating in favor of highly compensated employees with regard to coverage, benefits and contributions. A supplemental (non-qualified) plan provides additional benefits to certain employees. In addition, we provide medical insurance benefits to certain retirees and their eligible dependents through our postretirement plans.

A. Components of Net Periodic Benefit Costs and Changes in Other Comprehensive Income/(Loss)

The following provides the annual (credit)/cost (including costs reported as part of discontinued operations) and changes in Other comprehensive income/(loss) for our benefit plans:
	Pension Plans
	U.S. Qualified			U.S. Supplemental (Non-Qualified)			International			Postretirement Plans
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$—	$—	$—	$146	$125	$136	$38	$37	$39
Interest cost	499	629	598	34	47	55	164	215	212	49	75	72
Expected return on plan assets	(1,015)	(890)	(1,040)	—	—	—	(306)	(317)	(360)	(36)	(33)	(37)
Amortization of:
Actuarial losses	136	147	120	15	11	13	125	80	101	—	3	7
Prior service cost/(credit)	(3)	(3)	2	(1)	(1)	(1)	(3)	(4)	(4)	(170)	(173)	(178)
Curtailments	—	—	12	—	—	1	—	(1)	(4)	—	(47)	(17)
Settlements	223	230	113	49	27	26	6	16	4	—	(10)	—
Special termination benefits	(1)	4	6	2	17	10	—	—	—	—	2	2
Net periodic benefit cost/(credit) reported in income	(161)	116	(189)	99	100	103	132	115	84	(118)	(146)	(111)
(Credit)/cost reported in Other comprehensive income/(loss)	640	(246)	361	95	115	(189)	202	570	84	(50)	38	105
(Credit)/cost recognized in Comprehensive income	$479	$(129)	$171	$194	$215	$(86)	$333	$685	$168	$(168)	$(107)	$(6)

Pfizer Inc.	2020 Form 10-K	86

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Actuarial Assumptions

The following provides the weighted-average actuarial assumptions of our benefit plans:
	Year Ended December 31,
(PERCENTAGES)	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations
Discount rate:
U.S. qualified pension plans	2.6%	3.3%	4.4%
U.S. non-qualified pension plans	2.4%	3.2%	4.3%
International pension plans	1.5%	1.7%	2.5%
Postretirement plans	2.5%	3.2%	4.3%
Rate of compensation increase(a):
International pension plans	2.9%	1.4%	1.4%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate:
U.S. qualified pension plans	3.3%	4.4%	3.8%
U.S. non-qualified pension plans	3.2%	4.3%	3.7%
International pension plans interest cost	1.5%	2.2%	2.0%
International pension plans service cost	1.6%	2.4%	2.3%
Postretirement plans	3.2%	4.3%	3.7%
Expected return on plan assets:
U.S. qualified pension plans	7.0%	7.2%	7.5%
International pension plans	3.6%	3.9%	4.4%
Postretirement plans	7.0%	7.3%	7.5%
Rate of compensation increase:
U.S. qualified pension plans(a)	—	—	2.8%
U.S. non-qualified pension plans(a)	—	—	2.8%
International pension plans	2.9%	1.4%	2.5%
(a)Effective January 1, 2018, we froze the defined benefit plans to future benefit accruals in the U.S. and members’ accrued benefits to that date no longer increase in line with future compensation increases. The rate of compensation increase is therefore no longer an assumption used to determine the benefit obligation and net periodic benefit cost for the U.S. qualified and non-qualified pension plans.

The assumptions above are used to develop the benefit obligations at each fiscal year-end. All of the assumptions are reviewed on at least an annual basis. We revise these assumptions based on an annual evaluation of long-term trends as well as market conditions that may have an impact on the cost of providing retirement benefits.

The weighted-average discount rate for our U.S. defined benefit plans is determined annually and evaluated and modified to reflect at year-end the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better that reflect the rates at which the pension benefits could be effectively settled. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA/Aa or better, including, when there is sufficient data, a yield curve approach. These rate determinations are made consistent with local requirements. Overall, the yield curves used to measure the benefit obligations at year-end 2020 resulted in lower discount rates as compared to the prior year.

The following provides the healthcare cost trend rate assumptions for our U.S. postretirement benefit plans:
	As of December 31,
	2020	2019
Healthcare cost trend rate assumed for next year (up to age 65)	5.4%	5.6%
Healthcare cost trend rate assumed for next year (age 65 and older)	5.6%	6.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2037	2037

Pfizer Inc.	2020 Form 10-K	87

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Obligations and Funded Status

The following provides an analysis of the changes in our benefit obligations, plan assets and funded status of our benefit plans (including those reported as part of discontinued operations):
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019	2020	2019	2020	2019
Change in benefit obligation(a)

Benefit obligation, beginning	$16,535	$15,141	$1,351	$1,280	$11,059	$9,952	$1,667	$1,870
Service cost	—	—	—	—	146	125	38	37
Interest cost	499	629	34	47	164	215	49	75
Employee contributions	—	—	—	—	8	7	88	84
Plan amendments	2	—	—	—	2	18	(56)	(56)
Changes in actuarial assumptions and other(b)	1,953	2,001	159	152	702	1,224	(132)	(87)
Foreign exchange impact	—	—	—	—	646	(33)	2	(1)
Upjohn spin-off(c)	(1,016)	—	—	—	(320)	—	(218)	—
Acquisitions/divestitures/other, net	—	(4)	—	(1)	—	(55)	—	(36)
Curtailments	—	—	—	—	—	(2)	—	—
Settlements	(650)	(692)	(117)	(70)	(34)	(34)	—	—
Special termination benefits	(1)	4	2	17	—	—	—	2
Benefits paid	(383)	(544)	(62)	(74)	(372)	(360)	(201)	(221)
Benefit obligation, ending(a)	16,940	16,535	1,366	1,351	12,001	11,059	1,238	1,667

Change in plan assets
Fair value of plan assets, beginning	14,586	13,051	—	—	8,956	8,215	519	469
Actual gain/(loss) on plan assets	1,974	2,760	—	—	868	873	69	50
Company contributions	1,253	11	179	144	197	230	113	137
Employee contributions	—	—	—	—	8	7	88	84
Foreign exchange impact	—	—	—	—	462	42	—	—
Upjohn spin-off(c)	(687)	—	—	—	(270)	—	—	—
Acquisitions/divestitures, net	—	—	—	—	(6)	(16)	—	—
Settlements	(650)	(692)	(117)	(70)	(34)	(34)	—	—
Benefits paid	(383)	(544)	(62)	(74)	(372)	(360)	(201)	(221)
Fair value of plan assets, ending	16,094	14,586	—	—	9,811	8,956	588	519
Funded status—Plan assets less than benefit obligation	$(845)	$(1,949)	$(1,366)	$(1,351)	$(2,191)	$(2,103)	$(651)	$(1,148)
(a)The PBO represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases. The ABO is similar to the PBO but does not factor in future compensation increases. For the U.S. qualified and supplemental (non-qualified) pension plans, the benefit obligation is the PBO, which is also equal to the ABO. For the international pension plans, the benefit obligation is the PBO. The ABO for our international pension plans was $11.5 billion in 2020 and $10.6 billion in 2019. For the postretirement plans, the benefit obligation is the ABO.
(b)Primarily includes actuarial losses resulting from decreases in discount rates in 2020 and 2019.
(c)For more information, see Note 2B.

The following provides information as to how the funded status is recognized in our consolidated balance sheets:
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019	2020	2019	2020	2019
Noncurrent assets(a)	$—	$—	$—	$—	$522	$453	$—	$—
Current liabilities(b)	—	—	(127)	(189)	(31)	(30)	(6)	(24)
Noncurrent liabilities(c)	(845)	(1,949)	(1,239)	(1,162)	(2,681)	(2,526)	(645)	(1,124)
Funded status	$(845)	$(1,949)	$(1,366)	$(1,351)	$(2,191)	$(2,103)	$(651)	$(1,148)
(a)Included in Other noncurrent assets.
(b)Included in Accrued compensation and related items.
(c)Included in Pension benefit obligations, Postretirement benefit obligations, and Other noncurrent liabilities, as appropriate.

Pfizer Inc.	2020 Form 10-K	88

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019	2020	2019	2020	2019
Actuarial losses(a)	$(5,062)	$(4,812)	$(579)	$(484)	$(3,056)	$(2,921)	$58	$(76)
Prior service (costs)/credits	(3)	(2)	(1)	—	(31)	(21)	688	830
Total(b)	$(5,065)	$(4,814)	$(580)	$(485)	$(3,087)	$(2,942)	$746	$754
(a)Primarily represent the impact of changes in discount rates and other assumptions that result in cumulative changes in our PBO, as well as the cumulative difference between the expected return and actual return on plan assets. These accumulated actuarial losses are recognized in Accumulated other comprehensive loss and are amortized into net periodic benefit costs primarily over the average remaining service period for active participants for plans that are not frozen or the average life expectancy of plan participants for frozen plans, primarily using the corridor approach.
(b)The change from December 31, 2019 includes the derecognition of $388 million of pre-tax actuarial losses, net of prior service credits associated with benefit plans distributed as a result of the spin-off and the combination of the Upjohn Business with Mylan on November 16, 2020.

The following provides information related to the funded status of selected benefit plans (including those reported as part of liabilities of discontinued operations):
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International
	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019	2020	2019
Pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$16,094	$14,586	$—	$—	$6,674	$5,843
ABO	16,940	16,535	1,366	1,351	8,961	7,960
Pension plans with a PBO in excess of plan assets:
Fair value of plan assets	16,094	14,586	—	—	6,735	5,947
PBO	16,940	16,535	1,366	1,351	9,447	8,503

All of our U.S. plans and many of our international plans were underfunded as of December 31, 2020.

Pfizer Inc.	2020 Form 10-K	89

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

D. Plan Assets

The following provides the components of plan assets (including those reported as part of discontinued operations):
		Fair Value					Fair Value
(MILLIONS OF DOLLARS)	As of December 31, 2020	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	As of December 31, 2019	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
U.S. qualified pension plans
Cash and cash equivalents	$781	$70	$711	$—	$—	$363	$80	$284	$—	$—
Equity securities:
Global equity securities	3,241	3,213	27	1	—	3,464	3,406	57	—	—
Equity commingled funds	1,325	—	1,110	—	215	1,179	—	819	—	360
Fixed income securities:
Corporate debt securities	6,499	23	6,476	—	—	5,292	10	5,281	1	—
Government and agency obligations(b)	1,555	—	1,555	—	—	1,799	—	1,799	—	—
Fixed income commingled funds	23	—	23	—	—	6	—	6	—	—
Other investments:
Partnership investments(c)	1,431	—	—	—	1,431	1,212	—	—	—	1,212
Insurance contracts	190	—	190	—	—	196	—	196	—	—
Other commingled funds(d)	1,049	—	11	—	1,038	1,075	—	9	—	1,066
Total	$16,094	$3,306	$10,103	$1	$2,684	$14,586	$3,496	$8,451	$1	$2,638
International pension plans
Cash and cash equivalents	$407	$61	$346	$—	$—	$221	$33	$187	$—	$—
Equity securities:
Equity commingled funds	2,051	—	1,681	—	370	1,922	—	1,548	—	374
Fixed income securities:
Corporate debt securities	925	—	925	—	—	796	—	796	—	—
Government and agency obligations(b)	1,334	—	1,334	—	—	1,200	—	1,200	—	—
Fixed income commingled funds	2,484	—	1,217	—	1,267	2,201	—	1,031	—	1,171
Other investments:
Partnership investments(c)	69	—	3	—	66	66	—	3	—	63
Insurance contracts	1,027	—	57	969	1	1,027	—	82	944	1
Other(d)	1,514	—	117	393	1,003	1,524	—	82	398	1,043
Total	$9,811	$61	$5,681	$1,362	$2,707	$8,956	$33	$4,929	$1,342	$2,652
U.S. postretirement plans(e)
Insurance contracts	$588	$—	$588	$—	$—	$519	$—	$519	$—	$—
(a)Certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The NAV amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
(b)Government and agency obligations are inclusive of repurchase agreements.
(c)Mainly includes investments in private equity, private debt, public equity limited partnerships, and, to a lesser extent, real estate and venture capital.
(d)Mostly includes investments in hedge funds and real estate.
(e)Reflects postretirement plan assets, which support a portion of our U.S. retiree medical plans.

The following provides an analysis of the changes in our more significant investments valued using significant unobservable inputs (including those reported as part of discontinued operations):
	International Pension Plans
	Insurance contracts		Other
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Fair value, beginning	$944	$684	$398	$382
Actual return on plan assets:
Assets held, ending	32	50	(10)	6
Purchases, sales, and settlements, net	(38)	(40)	(10)	6
Transfer into/(out of) Level 3	(11)	247	(2)	—
Exchange rate changes	42	2	16	4
Fair value, ending	$969	$944	$393	$398

Pfizer Inc.	2020 Form 10-K	90

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Equity securities, Fixed income securities and Other investments may each be combined into commingled funds. Most commingled funds are valued to reflect the interest in the fund based on the reported year-end NAV. Partnership and Other investments are valued based on year-end reported NAV (or its equivalent), with adjustments as appropriate for lagged reporting of up to three months.

The following methods and assumptions were used to estimate the fair value of our pension and postretirement plans’ assets:
•Cash and cash equivalents: Level 1 investments may include cash, cash equivalents and foreign currency valued using exchange rates. Level 2 investments may include short-term investment funds which are commingled funds priced at a stable NAV by the administrator of the funds.
•Equity securities: Level 1 investments may include individual securities that are valued at the closing price or last trade reported on the major market on which they are traded. Level 1 and Level 2 investments may include commingled funds that have a readily determinable fair value based on quoted prices on an exchange or a published NAV derived from the quoted prices in active markets of the underlying securities. Level 3 investments may include individual securities that are unlisted, delisted, suspended, or illiquid and are typically valued using their last available price.
•Fixed income securities: Level 1 investments may include individual securities that are valued at the closing price or last trade reported on the major market on which they are traded. Level 2 investments may include commingled funds that have a readily determinable fair value based on observable prices of the underlying securities. Level 2 investments may include corporate bonds, government and government agency obligations and other fixed income securities valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. Level 3 investments may include securities that are valued using alternative pricing sources, such as investment managers or brokers, which use proprietary pricing models that incorporate unobservable inputs.
•Other investments: Level 1 investments may include individual securities that are valued at the closing price or last trade reported on the major market on which they are traded. Level 2 investments may include Insurance contracts which invest in interest bearing cash, U.S. government securities and corporate debt instruments.
Certain investments are authorized to include derivatives, such as equity or bond futures, swaps, options and currency futures or forwards for managing risks and exposures.

The following provides the long-term target asset allocations ranges and the percentage of the fair value of plan assets for benefit plans:
	Target Allocation Percentage	Percentage of Plan Assets
	As of December 31,
(PERCENTAGES)	2020	2020	2019
U.S. qualified pension plans
Cash and cash equivalents	0-10%	4.9%	2.5%
Equity securities	35-55%	28.4%	31.8%
Fixed income securities	28-53%	50.2%	48.7%
Other investments	5-20%	16.6%	17.0%
Total	100%	100%	100%
International pension plans
Cash and cash equivalents	0-10%	4.2%	2.5%
Equity securities	20-40%	20.9%	21.5%
Fixed income securities	35-60%	48.4%	46.9%
Other investments	10-35%	26.6%	29.2%
Total	100%	100%	100%
U.S. postretirement plans
Cash and cash equivalents	0-5%	—	—
Other investments	95-100%	100%	100%
Total	100%	100%	100%
Global plan assets are managed with the objective of generating returns that will enable the plans to meet their future obligations, while seeking to manage net periodic benefit costs and cash contributions over the long-term. We utilize long-term asset allocation ranges in the management of our plans’ invested assets. Our long-term return expectations are developed based on a diversified, global investment strategy that takes into account historical experience, as well as the impact of portfolio diversification, active portfolio management, and our view of current and future economic and financial market conditions. As market conditions and other factors change, we may adjust our targets accordingly and our asset allocations may vary from the target allocations.

Our long-term asset allocation ranges reflect our asset class return expectations and tolerance for investment risk within the context of the respective plans’ long-term benefit obligations. These ranges are supported by analysis that incorporates historical and expected returns by asset class, as well as volatilities and correlations across asset classes and our liability profile.

Each pension plan is overseen by a local committee or board that is responsible for the overall investment of the pension plan assets. In determining investment policies and associated target allocations, each committee or board considers a wide variety of factors. As such, the target asset allocation for each of our international pension plans is set on a standalone basis by the relevant board or committee. The target

Pfizer Inc.	2020 Form 10-K	91

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

asset allocation ranges shown for the international pension plans seek to reflect the combined target allocations across all such plans, while also showing the range within which the target allocations for each plan typically falls.

The investment managers of certain separately managed accounts, commingled funds and private equity funds may be permitted to use repurchase agreements and derivative securities, including U.S. Treasury and equity futures contracts as described in each respective investment management, subscription, partnership or other governing agreement.

E. Cash Flows

It is our practice to fund amounts for our qualified pension plans that are at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws.

The following provides the expected future cash flow information related to our benefit plans:
	Pension Plans
(MILLIONS OF DOLLARS)	U.S. Qualified	U.S. Supplemental (Non-Qualified)	International	Postretirement Plans
Expected employer contributions:
2021	$—	$127	$282	$90
Expected benefit payments:
2021	$1,139	$127	$371	$97
2022	1,036	121	375	94
2023	1,032	116	375	92
2024	1,030	106	385	89
2025	986	100	393	86
2026–2030	4,625	424	2,086	430
The above table reflects the total U.S. and international plan benefits projected to be paid from the plans or from our general assets under the current actuarial assumptions used for the calculation of the benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
F. Defined Contribution Plans

We have defined contribution plans in the U.S. and several other countries. For the majority of the U.S. defined contribution plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match, in cash, a portion of the employee contributions. Beginning on January 1, 2011, for newly hired non-union employees, rehires and transfers to the U.S. or Puerto Rico, we no longer offer a defined benefit pension plan and, instead, offer a Retirement Savings Contribution (RSC) in the defined contribution plan. The RSC is an annual non-contributory employer contribution (that is not dependent upon the participant making a contribution) determined based on each employee’s eligible compensation, age and years of service. Beginning on January 1, 2018, all non-union employees in the U.S. and Puerto Rico defined benefit plans transitioned to the RSC in the defined contribution plans. We recorded charges related to the employer contributions to global defined contribution plans of $685 million in 2020, $659 million in 2019 and $622 million in 2018.
Note 12. Equity
A. Common Stock Purchases

We purchase our common stock through privately negotiated transactions or in the open market as circumstances and prices warrant. Purchased shares under each of the share-purchase plans, which are authorized by our BOD, are available for general corporate purposes. In December 2015, the BOD authorized an $11 billion share repurchase program, which was exhausted in the third quarter of 2018. In December 2017, the BOD authorized an additional $10 billion share repurchase program, which was exhausted in the first quarter of 2019. In December 2018, the BOD authorized another $10 billion share repurchase program to be utilized over time and share repurchases commenced thereunder in the first quarter of 2019.

In March 2018, we entered into an accelerated share repurchase agreement (ASR) with Citibank, N.A. to repurchase $4 billion of our common stock pursuant to our previously announced share repurchase authorization. We paid $4 billion and received an initial delivery of 87 million shares of stock at a price of $36.61 per share, which represented approximately 80% of the notional amount of the ASR. In September 2018, the ASR was completed resulting in Citibank owing us an additional 21 million shares of our common stock. The average price paid for all of the shares delivered under the ASR was $36.86 per share. The common stock received is included in Treasury stock.
In February 2019, we entered into an ASR with Goldman Sachs & Co. LLC to repurchase $6.8 billion of our common stock pursuant to our previously announced share repurchase authorization. We paid $6.8 billion and received an initial delivery of 130 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. In August 2019, the ASR with Goldman Sachs & Co. LLC was completed resulting in Goldman Sachs & Co. LLC owing us an additional 33.5 million shares of our common stock. The average price paid for all of the shares delivered under the ASR was $41.42 per share. The common stock received is included in Treasury stock.

Pfizer Inc.	2020 Form 10-K	92

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our ASRs:
	Year Ended December 31,
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	2020	2019(a)	2018(b)
Shares of common stock purchased	—	213	307
Cost of purchase	$—	$8.9	$12.2
(a)Represents shares purchased pursuant to the ASR with Goldman Sachs & Co. LLC entered into in February 2019, as well as open market share repurchases of $2.1 billion.
(b)Represents shares purchased pursuant to the ASR with Citibank entered into in March 2018, as well as open market share repurchases of $8.2 billion.
Our remaining share-purchase authorization was approximately $5.3 billion at December 31, 2020.
B. Preferred Stock and Employee Stock Ownership Plans

Prior to May 4, 2020, our Series A convertible perpetual preferred stock (the Series A Preferred Stock) was held by an ESOP trust (the Trust). All outstanding shares of Series A Preferred Stock were converted, at the direction of the independent fiduciary under the Trust and in accordance with the certificate of designations for the Series A Preferred Stock, into shares of our common stock on May 4, 2020. The Trust received an aggregate of 1,070,369 shares of our common stock upon conversion, with zero shares of Series A Preferred Stock remaining outstanding as a result of the conversion. In December 2020, we filed a certificate of elimination and a restated certificate of incorporation with the Delaware Secretary of State, which eliminated the Series A Preferred Stock.

Since May 4, 2020, we have one ESOP that holds common stock of the Company (Common ESOP). Prior to that there was also an ESOP that held the Series A Preferred Stock. As of December 31, 2020, all shares of common stock held by the Common ESOP have been allocated to the Pfizer U.S. defined contribution plan participants. The compensation cost related to the Common ESOP was $19 million in 2020, $20 million in 2019 and $19 million in 2018.
Note 13. Share-Based Payments

Our compensation programs can include share-based payment awards with value that is determined by reference to the fair value of our shares and that provide for the grant of shares or options to acquire shares or similar arrangements. Our share-based awards are designed based on competitive survey data or industry peer groups used for compensation purposes; and are allocated between different long-term incentive awards, generally in the form of Total Shareholder Return Units (TSRUs), Restricted Stock Units (RSUs), Portfolio Performance Shares (PPSs), Performance Share Awards (PSAs) and Stock Options, as determined by the Compensation Committee.

The 2019 Stock Plan (2019 Plan) replaced and superseded the 2014 Plan. It provides for 400 million shares, in addition to shares remaining under the 2014 Plan, to be authorized for grants. The 2019 Plan provides that the number of stock options, TSRUs, RSUs, or performance-based awards that may be granted to any one individual during any 36-month period is limited to 20 million shares, and that RSUs, PPSs and PSAs count as three shares, while TSRUs and stock options count as one share, toward the maximum shares available under the 2019 Plan. As of December 31, 2020, 411 million shares were available for award. Although not required to do so we have used authorized and unissued shares and, to a lesser extent, treasury stock to satisfy our obligations under these programs.

A summary of the awards and valuation details:

Awarded to	Terms	Valuation	Recognition and Presentation
Total Shareholder Return Units (TSRUs)(a), (b)
Senior and other key management and select employees
•Entitle the holder to receive shares of our common stock with a value equal to the difference between the defined settlement price and the grant price, plus the dividends accumulated during the five or seven-year term, if and to the extent the total value is positive.
•Settlement price is the average closing price of our common stock during the 20 trading days ending on the fifth or seventh anniversary of the grant, as applicable; the grant price is the closing price of our common stock on the date of the grant.
•Automatically settled on the fifth or seventh anniversary of the grant but vest on the third anniversary of the grant, after which time there is no longer a substantial likelihood of forfeiture.
		As of the grant date using a Monte Carlo simulation model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.
Restricted Stock Units (RSUs)
Select employees
•Entitle the holder to receive a specified number of shares of our common stock, including shares resulting from dividend equivalents paid on such RSUs.
•For RSUs granted during the periods presented, in virtually all instances, the units vest after three years of continuous service from the grant date.
		As of the grant date using the closing price of our common stock	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.

Pfizer Inc.	2020 Form 10-K	93

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Awarded to	Terms	Valuation	Recognition and Presentation
Portfolio Performance Shares (PPSs)
Select employees
•Entitle the holder to receive, at the end of the performance period, shares of our common stock, if any, including shares resulting from dividend equivalents paid on such shares.
•For PPSs granted during the period presented, the awards vest after three years of continuous service from the grant date and the number of shares paid, if any, depends on the achievement of predetermined goals related to Pfizer’s long-term product portfolio during a five-year performance period from the year of the grant date.
•The number of shares that may be earned ranges from 0% to 200% of the initial award depending on goal achievement over the performance period.
As of the grant date using the intrinsic value method using the closing price of our common stock
Amortized on a straight-line basis over the probable vesting term into Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate, and adjusted each reporting period, as necessary, to reflect changes in the price of our common stock, changes in the number of shares that are probable of being earned and changes in management’s assessment of the probability that the specified performance criteria will be achieved and/or changes in management’s assessment of the probable vesting term.

Performance Share Awards (PSAs)
Senior and other key management
•Entitle the holder to receive, at the end of the performance period, shares of our common stock, if any, including shares resulting from dividend equivalents, dependent upon the achievement of predetermined goals related to two measures:
a.Adjusted operating income (for performance years through 2018) or adjusted net income (for 2019 and later years, except for the 2017 PSAs) over three one-year periods; and
b.TSR as compared to the NYSE ARCA Pharmaceutical Index (DRG Index) over the three-year performance period.
•PSAs vest after three years of continuous service from the grant date.
•The number of shares that may be earned ranges from 0% to 200% of the initial award depending on goal achievement over the performance period.
As of the grant date using the intrinsic value method using the closing price of our common stock
Amortized on a straight-line basis over the probable vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, and adjusted each reporting period, as necessary, to reflect changes in the price of our common stock, changes in the number of shares that are probable of being earned and changes in management’s assessment of the probability that the specified performance criteria will be achieved.

Stock Options
Select employees
•Entitle the holder to purchase a specified number of our common stock at a price per share equal to the closing market price of our common stock on the date of grant, when vested.
•Beginning in 2016, only a limited set of non-U.S. employees received stock option grants. No stock options were awarded to senior and other key management in any period presented.
•Stock options vest after three years of continuous service from the grant date and have a contractual term of 10 years.
		As of the grant date using the Black-Scholes-Merton option-pricing model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.
(a)Retirement-eligible holders, as defined in the grant terms, can convert their TSRUs, when vested, into Profit Units (PTUs) with a conversion ratio based on a calculation used to determine the shares at TSRU settlement. The PTUs are entitled to earn Dividend Equivalent Units (DEUs), and the PTUs and DEUs will be settled in our common stock on the TSRUs’ original settlement date and will be subject to the terms and conditions of the original grant including forfeiture provisions.
(b) In 2017, Performance Total Shareholder Return Units (PTSRUs) were awarded to the Former Chairman and Chief Executive Officer (1,444,395 PTSRUs) and 361,099 PTSRUs were awarded to the Group President, Chief Business Officer (former role Group President Pfizer Innovative Health) at a grant price of $30.31 and at a GDFV of $5.54 per PTSRU. All these amounts have been adjusted for the Upjohn spin-off discussed in Note 2B. In addition to having the same characteristics and valuation methodology of TSRUs, PTSRU grants require special service and performance conditions.

The following provides data related to all TSRU, RSU, PPS, PSA and stock option activity:
(MILLIONS OF DOLLARS, EXCEPT FAIR VALUE OF SHARES VESTED PER TSRU AND STOCK OPTION)	TSRUs			RSUs			PPSs			PSAs			Stock Options
Year Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Total fair value of shares vested(a)	$6.22	$8.52	$7.42	$334	$454	$146	$119	$136	$169	$25	$64	$4	$3.56	$5.98	$5.06
Total intrinsic value of options exercised or share units converted	$84	$175	$151				$224	$245	$194				$293	$261	$625
Cash received upon exercise													$425	$394	$1,259
Tax benefits realized from exercise													$55	$47	$115
Compensation cost recognized, pre-tax(b)	$287	$294	$302	$272	$275	$286	$180	$114	$276	$31	$28	$62	$6	$7	$12
Total compensation cost related to nonvested awards not yet recognized, pre-tax	$224	$229	$246	$228	$241	$256	$104	$87	$102	$32	$34	$41	$4	$5	$5
Weighted-average period over which cost is expected to be recognized (years)	1.6	1.6	1.6	1.7	1.7	1.7	1.8	1.8	1.8	1.9	1.8	1.8	1.7	1.6	1.7
(a)Weighted-average GDFV per TSRUs and stock options.
(b)TSRU includes expense for PTSRUs, which is not significant for all years presented.

Pfizer Inc.	2020 Form 10-K	94

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Total share-based payment expense was $780 million, $718 million and $949 million in 2020, 2019 and 2018, respectively, which includes pre-tax share-based payment expense included in Income from discontinued operations––net of tax of $23 million, $30 million and $27 million in 2020, 2019 and 2018, respectively. Tax benefit for share-based compensation expense was $141 million, $137 million and $180 million in 2020, 2019 and 2018, respectively.
The table above excludes total expense due to the modification for share-based awards in connection with our cost reduction/productivity initiatives, which was not significant for all years presented and is recorded in Restructuring charges and certain acquisition-related costs (see Note 3). Amounts capitalized as part of inventory cost were not significant for any period presented.

Summary of the weighted-average assumptions used in the valuation of TSRUs and stock options:
	TSRUs			Stock Options
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Expected dividend yield (based on a constant dividend yield during the expected term)	4.36%	3.27%	3.73%	4.36%	3.27%	3.73%
Risk-free interest rate (based on interpolated yield on U.S. Treasury zero-coupon issues)	1.15%	2.55%	2.60%	1.25%	2.66%	2.85%
Expected stock price volatility (based on implied volatility, after consideration of historical volatility)	20.99%	18.34%	20.00%	20.97%	18.34%	20.02%
TSRUs contractual/stock options expected term, years (based on historical exercise and post-vesting termination patterns for stock options)	5.12	5.13	5.12	6.75	6.75	6.75

Summary of all TSRU, RSU, PPS and PSA activity during 2020 (with the shares granted representing the maximum award that could be achieved for PPSs and PSAs):
	TSRUs			RSUs		PPSs(a)		PSAs
	TSRUs	Per TSRU, Weighted Average		Shares	Weighted Avg. GDFV per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share

	(Thousands)	GDFV	Grant Price	(Thousands)		(Thousands)		(Thousands)
Nonvested, December 31, 2019(b)	122,654	$7.53	$38.01	23,407	$37.54	17,694	$39.18	5,061	$39.18
Granted(b)	51,158	6.22	34.12	8,423	34.22	8,150	34.10	1,713	34.10
Vested(b)	(45,757)	6.40	34.11	(9,321)	34.70	(6,393)	34.73	(728)	34.65
Reinvested dividend equivalents(b)				955	37.32
Forfeited(b)	(4,782)	7.27	37.20	(999)	37.91	(713)	36.78	(1,052)	35.00
Upjohn spin-off adjustment(c)	6,571	6.88	32.94	1,228	35.55	1,338	36.69	270	36.69
Nonvested, December 31, 2020	129,844	$6.90	$32.94	23,692	$35.50	20,077	$36.81	5,264	$36.81
(a)Vested and non-vested shares outstanding, but not paid as of December 31, 2020 were 33.9 million.
(b)Activity prior to the Upjohn Business spin-off has not been adjusted.
(c)In connection with the Upjohn Business spin-off, the Company made adjustments to preserve the intrinsic value of the awards immediately before and after the spin-off. The terms of the outstanding awards remain the same and continue to vest over the original vesting periods. Certain outstanding awards at the time of the spin-off held by employees of Upjohn were prorated for services performed and the remaining portion forfeited at the time of the separation. The share-based awards held as of November 16, 2020 were adjusted as follows:
•The number of outstanding TSRUs was increased and the grant price was decreased.
•The number of shares of common stock subject to each outstanding RSUs, PPSs, and PSAs was increased.
The adjustments to the stock-based compensation awards did not result in additional compensation cost.

Summary of TSRU and PTU information as of December 31, 2020(a), (b):
	TSRUs (Thousands)	PTUs (Thousands)	Weighted-Average Grant Price Per TSRU	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
TSRUs Outstanding	230,539	—	$29.57	2.3	$1,737
TSRUs Vested	100,696	—	25.22	0.8	1,168
TSRUs Expected to vest(c)	124,594	—	32.94	3.3	547
TSRUs exercised and converted to PTUs	—	1,467	$—	0.3	$54
(a)In 2020, we settled 5,478,547 TSRUs with a weighted-average grant price of $30.93 per unit.
(b)In 2020, 2,217,044 TSRUs with a weighted-average grant price of $29.26 per unit were converted into 757,285 PTUs.
(c)The number of TSRUs expected to vest takes into account an estimate of expected forfeitures.

Pfizer Inc.	2020 Form 10-K	95

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summary of all stock option activity during 2020:
	Shares (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (Millions)
Outstanding, December 31, 2019(b)	88,600	$28.39
Granted(b)	1,755	34.10
Exercised(b)	(18,492)	23.05
Forfeited(b)	(160)	35.49
Expired(b)	(326)	24.91
Upjohn spin-off adjustment(c)	4,024	28.08
Outstanding, December 31, 2020	75,402	28.31	3.1	$645
Vested and expected to vest, December 31, 2020(d)	75,226	28.30	3.0	645
Exercisable, December 31, 2020	71,732	$27.97	2.8	$635
(a)Market price of our underlying common stock less exercise price.
(b)Activity prior to the Upjohn Business spin-off has not been adjusted.
(c)In connection with the Upjohn business spin-off discussed above, the number of shares of common stock subject to each outstanding stock option was increased and the exercise price was decreased. These adjustments did not result in additional compensation cost.
(d)The number of options expected to vest takes into account an estimate of expected forfeitures.
Note 14. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Year Ended December 31,
(IN MILLIONS)	2020	2019	2018
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc.	$6,985	$10,838	$3,825
Less: Preferred stock dividends––net of tax	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	6,984	10,837	3,824
Income from discontinued operations––net of tax	2,631	5,435	7,328
Net income attributable to Pfizer Inc. common shareholders	$9,616	$16,272	$11,152
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$6,985	$10,838	$3,825
Income from discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	2,631	5,435	7,328
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$9,616	$16,273	$11,153
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,555	5,569	5,872
Common-share equivalents: stock options, stock issuable under employee compensation plans convertible preferred stock and accelerated share repurchase agreements	77	106	105
Weighted-average number of common shares outstanding––Diluted	5,632	5,675	5,977
Anti-dilutive common stock equivalents(a)	4	2	2
(a)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Allocated shares held by the Common ESOP, including reinvested dividends, are considered outstanding for EPS calculations and the eventual conversion of allocated preferred shares held by the Preferred ESOP was assumed in the diluted EPS calculation until the conversion date, which occurred in May 2020. See Note 12.
Note 15. Leases

We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options have not been exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $380 million in 2020 and $327 million in 2019. We elected the practical expedient in the new standard to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
We determine if an arrangement is a lease at inception of the contract and we perform the lease classification test as of the lease commencement date. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date

Pfizer Inc.	2020 Form 10-K	96

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

For operating leases, the ROU assets and liabilities in our consolidated balance sheets follows:
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Classification	2020	2019
ROU assets	Other noncurrent assets	$1,393	$1,289
Lease liabilities (short-term)	Other current liabilities	321	269
Lease liabilities (long-term)	Other noncurrent liabilities	1,114	1,030

Components of total lease cost includes:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019
Operating lease cost	$433	$422
Variable lease cost	380	327
Sublease income	(40)	(45)
Total lease cost	$773	$704

Other supplemental information for 2020 follows:
	Weighted-Average Remaining Contractual Lease Term (Years)	Weighted-Average Discount Rate
(MILLIONS OF DOLLARS)	As of December 31, 2020		Year Ended December 31, 2020
Operating leases	6.9	2.9%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$334
(Gains)/losses on sale and leaseback transactions, net			(3)
ROU assets obtained in exchange for new operating lease liabilities			413

Other supplemental information for 2019 follows:
	Weighted-Average Remaining Contractual Lease Term (Years)	Weighted-Average Discount Rate
(MILLIONS OF DOLLARS)	As of December 31, 2019		Year Ended December 31, 2019
Operating leases	6.9	3.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases			$339
(Gains)/losses on sale and leaseback transactions, net			(29)
ROU assets obtained in exchange for new operating lease liabilities			318

The following reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2020:

(MILLIONS OF DOLLARS)
Period	Operating Lease Liabilities
Next one year(a)	$357
1-2 years	299
2-3 years	250
3-4 years	167
4-5 years	137
Thereafter	408
Total undiscounted lease payments	1,618
Less: Imputed interest	183
Present value of minimum lease payments	1,435
Less: Current portion	321
Noncurrent portion	$1,114
(a)Reflects lease payments due within 12 months subsequent to the balance sheet date.

Pfizer Inc.	2020 Form 10-K	97

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

In April 2018, we entered an agreement to lease space in an office building in New York City. We expect to take control of the property in 2021 and relocate our global headquarters to this new office building in 2022. Our future minimum rental commitment under this 20-year lease is approximately $1.6 billion.
Prior to our adoption of the new lease standard, rental expense, net of sublease income, was $301 million in 2018.
Note 16. Contingencies and Certain Commitments

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax and legal contingencies. The following outlines our legal contingencies. For a discussion of our tax contingencies, see Note 5B.

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

We believe that our claims and defenses in matters in which we are a defendant are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of matters, which could have a material adverse effect on our results of operations and/or our cash flows in the period in which the amounts are accrued or paid.

We have accrued for losses that are both probable and reasonably estimable. Substantially all of our contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. In August 2020, the SEC amended its disclosure rules regarding the threshold for disclosure of proceedings under environmental laws to which a governmental authority is a party. In accordance with the amended rule, we have adopted a disclosure threshold for such proceedings of $1 million in potential or actual governmental monetary sanctions.
The principal pending matters to which we are a party are discussed below. In determining whether a pending matter is a principal matter, we consider both quantitative and qualitative factors to assess materiality, such as, among others, the amount of damages and the nature of other relief sought, if specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be, or is, a class action and, if not certified, our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; whether related actions have been transferred to multidistrict litigation; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters in which we are the plaintiff, we consider, among other things, the financial significance of the product protected by the patent(s) at issue. Some of the matters discussed below include those which management believes that the likelihood of possible loss in excess of amounts accrued is remote.

A1. Legal Proceedings––Patent Litigation

We are involved in suits relating to our patents, including but not limited to, those discussed below. Most involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products are being challenged in various other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights.

Pfizer Inc.	2020 Form 10-K	98

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In 2017, the Patent Trial and Appeal Board (PTAB) initiated proceedings, which remain pending, with respect to two of our pneumococcal vaccine patents. However, the PTAB declined to initiate proceedings as to two other pneumococcal vaccine patents. Various legal challenges to other pneumococcal vaccine patents remain pending in jurisdictions outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor’s pneumococcal vaccine into the marketplace. In the event that any of the patents are found valid and infringed, a competitor’s pneumococcal vaccine might be prohibited from entering the market or a competitor might be required to pay us a royalty.

We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.

Actions In Which We Are The Plaintiff
EpiPen
In 2010, King, which we acquired in 2011 and is a wholly-owned subsidiary, brought a patent-infringement action against Sandoz in the U.S. District Court for the District of New Jersey in connection with Sandoz’s abbreviated new drug application (ANDA) filed with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.
Xeljanz (tofacitinib)
Beginning in 2017, we brought patent-infringement actions against several generic manufacturers that filed separate ANDAs with the FDA seeking approval to market their generic versions of tofacitinib tablets in one or both of 5 mg and 10 mg dosage strengths, and in both immediate and extended release forms. To date, we have settled actions with several generic manufacturers on terms not material to Pfizer. The remaining actions continue in the U.S. District Court for the District of Delaware as described below.

In 2017, we brought a patent-infringement action against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) asserting the infringement and validity of three patents: the patent covering the active ingredient expiring in December 2025 (the 2025 Patent), the patent covering an enantiomer of tofacitinib expiring in 2022, and the patent covering a polymorphic form of tofacitinib expiring in 2023 (the 2023 Patent), which Zydus challenged in its ANDA seeking approval to market a generic version of tofacitinib 5 mg tablets. In November 2020, we settled the case against Zydus on terms not material to Pfizer. In February 2021, we brought a separate patent-infringement action against Zydus asserting the infringement and validity of our composition of matter and crystalline form patents challenged by Zydus in its ANDA seeking approval to market a generic version of tofacitinib 22 mg extended release tablets.
In 2018, we brought a separate patent infringement action against Teva Pharmaceuticals USA, Inc. (Teva) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Teva in its ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets.
In January 2021, we brought a separate patent-infringement action against Aurobindo Pharma Limited (Aurobindo) asserting the infringement and validity of the 2025 Patent and the 2023 Patent, which Aurobindo challenged in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg tablets.
Inlyta (axitinib)
In 2019, Glenmark Pharmaceuticals Limited (Glenmark) notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Inlyta. Glenmark asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In June 2019, we filed suit against Glenmark in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta.
Ibrance (palbociclib)
In March 2019, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance. The generic companies assert the invalidity and non-infringement of two composition of matter patents, one of which expires in 2023 and one of which expires in 2027, as a result of a U.S. Patent Term Extension certificate issued in January 2021, and a method of use patent covering palbociclib, which expires in 2023. In April 2019, we brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies. Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent.
Lyrica (pregabalin)
•U.K.
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

Pfizer Inc.	2020 Form 10-K	99

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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

In May 2020, Dr. Reddy’s filed a claim for damages in connection with the above-referenced legal actions. In July 2020, the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) filed a claim for damages in connection with the above-referenced legal action concerning Sandoz. In September 2020, Teva, Sandoz, Ranbaxy, Inc. (Ranbaxy), Actavis, and the Secretary of State for Health and Social Care, together with 32 other National Health Service entities (together, NHS England, Wales, and Northern Ireland) filed claims for damages in the above-referenced legal actions. In November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction, Viatris has agreed to assume, and to indemnify Pfizer for, liabilities arising out of this matter.
◦Japan
In January 2017, Sawai Pharmaceutical Company Limited (a Japanese generic company) (Sawai) filed an invalidation action against the Lyrica pain use patent in the Japanese Patent Office (JPO). Hexal AG has filed a separate invalidation action that was stayed pending the result of the Sawai action. Multiple parties were allowed to intervene in the Sawai case. In July 2020, the JPO recognized the validity of certain amended claims of the patent covering Lyrica. We are appealing the decision. In August 2020, the Japanese regulatory authority granted regulatory approval to multiple generic companies and we filed legal actions against the generic companies seeking preliminary and permanent injunctions to prevent infringement of our patent. In November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction, Viatris has agreed to assume, and to indemnify Pfizer for, liabilities arising out of this matter.
Matter Involving Our Collaboration/Licensing Partners
Eliquis
In February, March, and April 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed ANDAs seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. One of the patents expired in December 2019 and the remaining patents currently are set to expire in 2026 and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. In April 2017, BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents. In August 2020, the U.S. District Court for the District of Delaware ruled that both the 2026 patent and the 2031 patent are valid and infringed by the proposed generic products. In August and September 2020, the generic filers appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. Prior to the August 2020 ruling, we and BMS settled with certain of the generic companies on terms not material to Pfizer, and we and BMS may settle with other generic companies in the future.
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

Numerous lawsuits against American Optical, Pfizer and certain of its previously owned subsidiaries are pending in various federal and state courts seeking damages for alleged personal injury from exposure to products allegedly containing asbestos and other allegedly hazardous materials sold by Pfizer and certain of its previously owned subsidiaries.
There also are a small number of lawsuits pending in various federal and state courts seeking damages for alleged exposure to asbestos in facilities owned or formerly owned by Pfizer or its subsidiaries.

Pfizer Inc.	2020 Form 10-K	100

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
Lipitor
•Antitrust Actions
Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain Pfizer affiliates, and, in most of the actions, Ranbaxy and certain Ranbaxy affiliates. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

In September 2013 and 2014, the District Court dismissed with prejudice the claims of the direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other Multi-District Litigation plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the Court of Appeals. In August 2017, the Court of Appeals reversed the District Court’s decisions and remanded the claims to the District Court.
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
In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Lipitor (Atorvastatin Calcium) Marketing, Sales Practices and Products Liability Litigation (No. II) MDL-2502) in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the Multi-District Litigation were remanded to certain state courts. In January 2017, the District Court granted our motion for summary judgment, dismissing substantially all of the remaining cases pending in the Multi-District Litigation. In January 2017, the plaintiffs appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. In June 2018, the Court of Appeals affirmed the District Court’s decision. In November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction, Viatris has agreed to assume, and to indemnify Pfizer for, liabilities arising out of this matter.
Viagra
Since April 2016, a Multi-District Litigation has been pending in the U.S. District Court for the Northern District of California (In Re: Viagra (Sildenafil Citrate) Products Liability Litigation, MDL-2691), in which plaintiffs allege that they developed melanoma and/or the exacerbation of melanoma purportedly as a result of the ingestion of Viagra. Additional cases filed against Lilly with respect to Cialis have also been consolidated in the Multi-District Litigation (In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation, MDL-2691). In January 2020, the District Court granted our and Lilly’s motion to exclude all of plaintiffs’ general causation opinions. As a result, in April 2020, the District Court entered summary judgment in favor of defendants and dismissed all of plaintiffs’ claims. In April 2020, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. In November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction, Viatris has agreed to assume, and to indemnify Pfizer for, liabilities arising out of this matter.

Pfizer Inc.	2020 Form 10-K	101

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against Pfizer involve Protonix and/or Nexium 24HR and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In August 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re: Proton-Pump Inhibitor Products Liability Litigation (No. II)) in the U.S. District Court for the District of New Jersey. In 2019, we and GSK combined our respective consumer healthcare businesses into a new Consumer Healthcare JV that operates globally under the GSK Consumer Healthcare name. As part of the JV transaction, the JV has agreed to assume, and to indemnify Pfizer for, liabilities arising out of such litigation to the extent related to Nexium 24HR.
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
Zantac
A number of lawsuits have been filed against Pfizer in various federal and state courts alleging that plaintiffs developed various types of cancer, or face an increased risk of developing cancer, purportedly as a result of the ingestion of Zantac. The significant majority of these cases also name other defendants that have historically manufactured and/or sold Zantac. Pfizer has not sold Zantac since 2006, and only sold an OTC version of the product. Plaintiffs seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement.
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation (In re Zantac/Ranitidine NDMA Litigation, MDL-2924) in the U.S. District Court for the Southern District of Florida. From June to December 2020: (i) plaintiffs in the Multi-District Litigation filed against Pfizer and many other defendants a consolidated consumer class action complaint alleging, among other things, violations of the RICO statute and consumer protection statutes of all 50 states, and a consolidated third-party payor class action complaint alleging violation of the RICO statute and seeking reimbursement for payments made for the prescription version of Zantac; (ii) Pfizer received service of two Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; (iii) the State of New Mexico filed a civil action against Pfizer and many other defendants, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in New Mexico; and (iv) Pfizer received service of a suit filed by the Mayor and City Council of Baltimore naming Pfizer and other defendants alleging various claims under Maryland law.

Pfizer Inc.	2020 Form 10-K	102

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
Also in 2009, we submitted a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s (formerly, American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In July 2011, Wyeth Holdings Corporation executed an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In accordance with the 2011 Administrative Settlement Agreement, we completed construction of an interim remedy to address the discharge of impacted groundwater from the facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In March 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In September 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. The consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court in December 2015. In September 2018, the EPA issued a final remediation plan for the two adjacent lagoons, which is generally in accordance with one of the remedies evaluated in our focused feasibility study, and, in September 2019, Wyeth Holdings LLC entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the lagoons.
We have accrued for the estimated costs of the site remedies for the North Haven and Bound Brook facilities.
We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
Contracts with Iraqi Ministry of Health
In October 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. The plaintiffs are appealing the District Court’s decision.
Allergan Complaint for Indemnity
In August 2018, Pfizer was named as a defendant in a third-party complaint for indemnity, along with King, filed by Allergan Finance LLC (Allergan) in a Multi-District Litigation (In re National Prescription Opiate Litigation MDL 2804) in the U.S. District Court for the Northern District of Ohio. The lawsuit asserted claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer's acquisition of King in 2010. In December 2018, the District Court dismissed the lawsuit. In February 2019, Allergan filed a similar complaint in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian. That suit was voluntarily discontinued without prejudice in January 2021.
Breach of Contract––Xalkori/Lorbrena
We are a defendant in a breach of contract action brought by New York University (NYU) in the Supreme Court of the State of New York (Supreme Court). NYU alleges that it is entitled to royalties on Pfizer’s sales of Xalkori under the terms of a Research and License Agreement between NYU and Sugen, Inc. Sugen, Inc. was acquired by Pharmacia in August 1999, and Pharmacia was acquired by Pfizer in 2003 and is a wholly owned subsidiary of Pfizer. The action was originally filed in 2013. In December 2015, the Supreme Court dismissed the action and, in

Pfizer Inc.	2020 Form 10-K	103

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
A4. Legal Proceedings––Government Investigations
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
Greenstone Investigations
•U.S. Department of Justice Antitrust Division Investigation
Since July 2017, the U.S. Department of Justice's Antitrust Division has been investigating our former Greenstone generics business. We believe this is related to an ongoing broader antitrust investigation of the generic pharmaceutical industry. The government has been obtaining information from Greenstone relating to this investigation.
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
U.S. Department of Justice/SEC Inquiry relating to Russian Operations
In June 2019, we received an informal request from the U.S. Department of Justice’s Foreign Corrupt Practices Act (FCPA) Unit seeking documents relating to our operations in Russia. In September 2019, we received a similar request from the SEC’s FCPA Unit. We have produced records pursuant to these requests.
Docetaxel––Mississippi Attorney General Government Investigation
See Note 16A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Docetaxel––Mississippi Attorney General Government Investigation above for information regarding a government investigation related to Docetaxel marketing practices.
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
Zantac––State of New Mexico Civil Action
See Note 16A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Zantac above for information regarding a civil action filed by the State of New Mexico alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in New Mexico.
A5. Legal Proceedings––Matters Resolved During 2020
During the full-year 2020, certain matters, including the matter discussed below, were resolved or became the subject of definitive settlement agreements or settlement agreements-in-principle.

Pfizer Inc.	2020 Form 10-K	104

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2020, the estimated fair value of these indemnification obligations was not significant.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may agree to indemnify us. For example, our collaboration agreement with EMD Serono, Inc. to co-promote Rebif in the U.S. expired at the end of 2015 and included certain indemnity provisions. Patent litigation brought by Biogen Idec MA Inc. against EMD Serono Inc. and Pfizer is pending in the U.S. District Court for the District of New Jersey and the United States Court of Appeals for the Federal Circuit. EMD Serono Inc. has acknowledged that it is obligated to satisfy any award of damages.
We have also guaranteed the long-term debt of certain companies that we acquired and that now are subsidiaries of Pfizer. See Note 7D.
C. Certain Commitments
•As of December 31, 2020, we had agreements totaling $3.8 billion to purchase goods and services that are enforceable and legally binding and include amounts relating to advertising, information technology services, employee benefit administration services, and potential milestone payments deemed reasonably likely to occur.
•See Note 5A for information on the TCJA repatriation tax liability.
D. Contingent Consideration for Acquisitions

We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D. The estimated fair value of contingent consideration as of December 31, 2020 is $689 million, of which $123 million is recorded in Other current liabilities and $566 million in Other noncurrent liabilities and $711 million, of which $160 million is recorded in Other current liabilities and $551 million in Other noncurrent liabilities as of December 31, 2019. The decrease in the contingent consideration balance from December 31, 2019 is primarily due to payments made upon the achievement of certain sales-based milestones, partially offset by fair value adjustments.
E. Insurance
Our insurance coverage reflects market conditions (including cost and availability) existing at the time it is written, and our decision to obtain insurance coverage or to self-insure varies accordingly. Depending upon the cost and availability of insurance and the nature of the risk involved, the amount of self-insurance may be significant. The cost and availability of coverage have resulted in self-insuring certain exposures, including product liability. If we incur substantial liabilities that are not covered by insurance or substantially exceed insurance coverage and that are in excess of existing accruals, there could be a material adverse effect on our cash flows or results of operations in the period in which the amounts are paid and/or accrued.
Note 17. Product, Geographic and Other Revenue Information

A. Geographic Information

The following summarizes revenues by geographic area:
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
United States	$21,712	$20,593	$20,119
Developed Europe	7,788	7,729	7,997
Developed Rest of World	4,036	4,022	4,090
Emerging Markets	8,372	8,828	8,618
Revenues	$41,908	$41,172	$40,825
Revenues exceeded $500 million in each of 8, 10 and 10 countries outside the U.S. in 2020, 2019 and 2018, respectively. The U.S. is the only country to contribute more than 10% of total revenue in 2020, 2019 and 2018. As a percentage of revenues, our two largest national markets outside the U.S. were China, which contributed 6% of total revenue in each of 2020, 2019 and 2018, and Japan, which contributed 6% of total revenue in 2020 and 5% in each of 2019 and 2018.

Pfizer Inc.	2020 Form 10-K	105

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Other Revenue Information

Significant Customers

We sell our biopharmaceutical products primarily to customers in the wholesale sector.

The following summarizes revenue, as a percentage of total revenues, for our three largest U.S. wholesaler customers:
	Year Ended December 31,
	2020	2019	2018
McKesson, Inc.	16%	15%	13%
AmerisourceBergen Corporation	13%	11%	8%
Cardinal Health, Inc.	10%	9%	8%
Collectively, our three largest U.S. wholesaler customers represented 30%, 25% and 29% of total trade accounts receivable as of December 31, 2020, 2019 and 2018.

Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS OF DOLLARS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2020	2019	2018

TOTAL REVENUES(a)		$41,908	$41,172	$40,825
Internal Medicine(a)		$9,003	$8,790	$8,548
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	4,949	4,220	3,434
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	919	1,107	1,085
Premarin family	Symptoms of menopause	680	734	832
BMP2	Development of bone and cartilage	274	287	279
Toviaz	Overactive bladder	252	250	271
All other Internal Medicine	Various	1,930	2,192	2,648
Oncology		$10,867	$9,014	$7,471
Ibrance	Metastatic breast cancer	5,392	4,961	4,118
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	1,024	838	699
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	819	936	1,049
Inlyta	Advanced RCC	787	477	298
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	544	530	524
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	450	365	296
Retacrit(b)	Anemia	386	225	82
Lorbrena	ALK-positive metastatic NSCLC	204	115	11
Ruxience(b)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	170	(1)	—
Braftovi	In combination with Mektovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy	160	48	—
Zirabev(b)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	143	1	—
Mektovi	In combination with Braftovi for metastatic melanoma for patients who test positive for a BRAF genetic mutation	142	49	—
All other Oncology	Various	645	470	395
Hospital(a), (c)		$7,961	$7,772	$7,955
Sulperazon	Bacterial infections	618	684	613
Medrol	Anti-inflammatory glucocorticoid	402	469	493
EpiPen(a)	Epinephrine injection used in treatment of life-threatening allergic reactions	297	303	303
Zithromax	Bacterial infections	276	336	326
Vfend	Fungal infections	270	346	392
Panzyga	Primary humoral immunodeficiency	269	183	39
Precedex	Sedation agent in surgery or intensive care	260	155	213
Fragmin	Treatment/prevention of venous thromboembolism	252	253	293
Zyvox	Bacterial infections	222	251	236
Zavicefta	Bacterial infections	212	108	46
Pfizer CentreOne(d)	Various	926	810	755
All other Anti-infectives	Various	1,455	1,592	1,661

Pfizer Inc.	2020 Form 10-K	106

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(MILLIONS OF DOLLARS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2020	2019	2018

All other Hospital(c)	Various	2,502	2,281	2,584
Vaccines		$6,575	$6,504	$6,332
Prevnar 13/Prevenar 13	Pneumococcal disease	5,850	5,847	5,802
Nimenrix	Meningococcal disease	221	230	140
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	196	220	184
BNT162b2	Active immunization to prevent COVID-19 in individuals 16 years of age and older	154	—	—
All other Vaccines	Various	154	207	206
Inflammation & Immunology (I&I)		$4,567	$4,733	$4,720
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis	2,437	2,242	1,774
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	1,350	1,699	2,112
Inflectra/Remsima(b)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	659	625	642
All other I&I	Various	121	167	192
Rare Disease		$2,936	$2,278	$2,211
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	1,288	473	148
BeneFIX	Hemophilia B	454	488	554
Genotropin	Replacement of human growth hormone	427	498	558
Refacto AF/Xyntha	Hemophilia A	370	426	514
Somavert	Acromegaly	277	264	267
All other Rare Disease	Various	120	129	170
Consumer Healthcare Business(e)		$—	$2,082	$3,587
Total Alliance revenues		$5,418	$4,648	$3,838
Total Biosimilars(b)		$1,527	$911	$769
Total Sterile Injectable Pharmaceuticals(a). (f)		$5,315	$5,013	$5,173
(a)On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. On December 21, 2020, Pfizer and Viatris completed the termination of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (Mylan-Japan) and we transferred the operations that were part of the Mylan-Japan collaboration to Viatris. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and the Mylan-Japan collaboration are reported as Income from discontinued operations––net of tax for all periods presented. Prior-period financial information has been restated, as appropriate. Prior to the separation of the Upjohn Business, and beginning in 2020, Upjohn began managing our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products, and the Mylan-Japan collaboration. As a result, revenues associated with our Meridian subsidiary, except for product revenues for EpiPen sold in Canada, and Mylan-Japan were reported in Upjohn beginning in the first quarter of 2020. Beginning in the fourth quarter of 2020, the results of our Meridian subsidiary are reported in the Hospital therapeutic area for all periods presented in our consolidated financial statements.
(b)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima, Retacrit, Ruxience and Zirabev.
(c)Hospital is a therapeutic area that commercializes our global portfolio of sterile injectable and anti-infective medicines. Hospital also includes Pfizer CentreOne(d). All other Hospital primarily includes revenues from legacy Sterile Injectable Pharmaceuticals (SIP) products (that are not anti-infective products) and, to a much lesser extent, solid oral dose products (that are not anti-infective products). SIP anti-infective products that are not individually listed above are recorded in “All other Anti-infectives”.
(d)Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, including sterile injectables contract manufacturing, and revenues related to our manufacturing and supply agreements.
(e)On July 31, 2019, our Consumer Healthcare business, an OTC medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare JV. See Note 2C.
(f)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital therapeutic area, including anti-infective sterile injectable pharmaceuticals.

Contract Liabilities

Our contract liabilities primarily relate to advance payments received or receivable in connection with contracts that we entered into during 2020 with various government or government sponsored customers in international markets for supply of BNT162b2. The deferred revenue associated with these advance payments totals approximately $957 million as of December 31, 2020 and are recorded in Other current liabilities. The deferred revenue will be recognized in Revenues proportionately as we deliver doses of the vaccine to our customers and satisfy our performance obligation under the contracts, which we expect to fully occur during 2021. Contract liabilities associated with other customer contracts were not significant as of December 31, 2020 or 2019.

Pfizer Inc.	2020 Form 10-K	107

Selected Quarterly Financial Data (Unaudited)
Pfizer Inc. and Subsidiary Companies

	Quarter
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	First	Second	Third	Fourth
2020(a)
Revenues	$10,083	$9,864	$10,277	$11,684
Costs and expenses(b)	7,219	6,559	8,716	11,323
Restructuring charges and certain acquisition-related costs	54	360	2	184
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	2,817	2,944	1,559	178
Provision/(benefit) for taxes on income/(loss)	355	396	(104)	(170)
Income/(loss) from continuing operations	2,462	2,548	1,663	348
Income from discontinued operations––net of tax(c)	948	887	539	257
Net income/(loss) before allocation to noncontrolling interests	3,410	3,434	2,202	605
Less: Net income attributable to noncontrolling interests	9	8	8	11
Net income/(loss) attributable to Pfizer Inc. common shareholders	$3,401	$3,426	$2,194	$594
Earnings/(loss) per common share—basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.44	$0.46	$0.30	$0.06
Income from discontinued operations––net of tax(c)	0.17	0.16	0.10	0.05
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.61	$0.62	$0.39	$0.11
Earnings/(loss) per common share—diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.44	$0.45	$0.29	$0.06
Income from discontinued operations––net of tax(c)	0.17	0.16	0.10	0.05
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.61	$0.61	$0.39	$0.10
(a)Business development activities impacted our results of operations in 2020. See Note 1A.
(b)The fourth quarter historically reflects higher costs in Cost of sales, Selling, informational and administrative expenses and Research and development expenses. Certain asset impairments totaled $900 million in the third quarter of 2020 and $791 million in the fourth quarter of 2020 recorded in Other (income)/deductions—net. See Note 4.
(c)Operating results of the Upjohn Business and the Mylan-Japan collaboration are presented as discontinued operations in all periods presented following the November 16, 2020 spin-off and combination of our Upjohn Business with Mylan and the December 21, 2020 termination of the Mylan-Japan collaboration. See Note 2B.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Pfizer Inc.	2020 Form 10-K	108

Selected Quarterly Financial Data (Unaudited)
Pfizer Inc. and Subsidiary Companies

	Quarter
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	First	Second	Third	Fourth
2019(a)
Revenues	$9,957	$10,363	$10,402	$10,449
Costs and expenses(b)	7,839	8,257	8,695	12,380
Restructuring charges and certain acquisition-related costs(c), (d)	39	(122)	351	333
(Gain) on completion of Consumer Healthcare JV transaction(d)	—	—	(8,087)	1
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	2,079	2,228	9,442	(2,264)
Provision/(benefit) for taxes on income/(loss)(e)	142	(1,169)	2,866	(1,221)
Income/(loss) from continuing operations	1,937	3,397	6,576	(1,043)
Income from discontinued operations––net of tax(f)	1,952	1,659	1,107	716
Net income/(loss) before allocation to noncontrolling interests	3,889	5,056	7,684	(327)
Less: Net income attributable to noncontrolling interests	6	10	4	10
Net income/(loss) attributable to Pfizer Inc. common shareholders	$3,884	$5,046	$7,680	$(337)
Earnings/(loss) per common share—basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.61	$1.19	$(0.19)
Income from discontinued operations––net of tax(f)	0.35	0.30	0.20	0.13
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.69	$0.91	$1.38	$(0.06)
Earnings/(loss) per common share—diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.60	$1.16	$(0.19)
Income from discontinued operations––net of tax(f)	0.34	0.29	0.20	0.13
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.68	$0.89	$1.36	$(0.06)
(a)Business development activities impacted our results of operations in 2019. See Note 1A.
(b)The fourth quarter historically reflects higher costs in Cost of sales, Selling, informational and administrative expenses and Research and development expenses. The fourth quarter of 2019 includes $2.6 billion in certain asset impairments recorded in Other (income)/deductions—net. See Note 4.
(c)The second quarter of 2019 includes the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit from multiple tax years. See Note 5B. The third quarter of 2019 includes $217 million of integration costs and other, primarily including $157 million in payments to Array employees for the fair value of previously unvested stock options that was recognized as post-closing compensation expense. See Note 2A. The fourth quarter of 2019 primarily includes employee termination costs, asset impairments and other exit costs associated with cost reduction initiatives. The employee termination costs are mostly associated with our improvements to operational effectiveness as part of the realignment of our organizational structure and for the Transforming to a More Focused Company program. See Note 3.
(d)See Note 2C.
(e)During the second quarter of 2019, Pfizer reached settlement of disputed issues at the IRS Office of Appeals, thereby settling all issues related to U.S. tax returns of Pfizer for the years 2009-2010. As a result of settling these years, in the second quarter of 2019 we recorded a benefit of approximately $1.4 billion, representing tax and interest. The third quarter of 2019 reflects tax expense of approximately $2.7 billion associated with the gain related to the completion of the Consumer Healthcare JV.
(f)Operating results of the Upjohn Business and the Mylan-Japan collaboration are presented as discontinued operations in all periods presented following the November 16, 2020 spin-off and combination of our Upjohn Business with Mylan and the December 21, 2020 termination of the Mylan-Japan collaboration. See Note 2B.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pfizer Inc.	2020 Form 10-K	109

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Pfizer Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pfizer Inc. and Subsidiary Companies’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pfizer Inc. and Subsidiary Companies as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP
New York, New York

February 25, 2021

Pfizer Inc.	2020 Form 10-K	110

Management’s Report on Internal Control Over Financial Reporting

Management’s Report
We prepared and are responsible for the financial statements that appear in this Form 10-K. These financial statements are in conformity with accounting principles generally accepted in the United States of America and, therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document.
Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Form 10-K.

Albert Bourla
Chairman and Chief Executive Officer

Frank D’Amelio	Jennifer B. Damico
Principal Financial Officer	Principal Accounting Officer

February 25, 2021

Pfizer Inc.	2020 Form 10-K	111

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance—Pfizer Policies on Business Conduct and —Code of Conduct for Directors in our Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Submitting Proxy Proposals and Director Nominations for the 2022 Annual Meeting in our Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance—Board Information—Board and Committee Information—Board Committees—The Audit Committee in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information about Our Executive Officers in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information about Director and executive compensation is incorporated by reference from the discussion under the headings Non-Employee Director Compensation; Executive Compensation; and Governance—Board Information—Board and Committee Information—Board Committees—The Compensation Committee—Compensation Committee Interlocks and Insider Participation in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference from the discussion under the headings Executive Compensation—Compensation Tables—Equity Compensation Plan Information and Securities Ownership in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Related Person Transactions and Indemnification—Transactions with Related Persons in our Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Governance—Other Governance Practices and Policies—Director Independence in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent registered public accounting firm in 2020 and 2019 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in our Proxy Statement.

Pfizer Inc.	2020 Form 10-K	112

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are set forth in Item 8. Financial Statements and Supplementary Data in this Form 10-K:
•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
•Consolidated Statements of Income
•Consolidated Statements of Comprehensive Income
•Consolidated Balance Sheets
•Consolidated Statements of Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements
•Selected Quarterly Financial Data (Unaudited)
15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.
15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, New York 10017. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.44 are management contracts or compensatory plans or arrangements.

2.1	Stock and Asset Purchase Agreement, dated December 19, 2018, by and among us, GlaxoSmithKline plc and GlaxoSmithKline Consumer Healthcare Holdings Limited is incorporated by reference from our 2018 Annual Report on Form 10-K. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Stock and Asset Purchase Agreement.)

2.2	Business Combination Agreement, dated as of July 29, 2019, by and among us, Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V. is incorporated by reference from our Current Report on Form 8-K filed on July 29, 2019. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Business Combination Agreement.)

2.3	Amendment No. 1 to the Business Combination Agreement, dated as of May 29, 2020, by and among us, Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V. is incorporated by reference from our Current Report on Form 8-K filed on June 1, 2020. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Amendment No. 1 to the Business Combination Agreement.)

2.4	Separation and Distribution Agreement, dated as of July 29, 2019, by and between us and Upjohn Inc. is incorporated by reference from our Current Report on Form 8-K filed on July 29, 2019. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Separation and Distribution Agreement.)

2.5	Amendment No. 1 to the Separation and Distribution Agreement, dated as of February 18, 2020, by and between us and Upjohn Inc. is incorporated by reference from our 2019 Annual Report on Form 10-K. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Amendment No. 1 to the Separation and Distribution Agreement.)

2.6
Amendment No. 2 to the Separation and Distribution Agreement, dated as of May 29, 2020, by and between us and Upjohn Inc. is incorporated by reference from our Current Report on Form 8-K filed on June 1, 2020. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Amendment No. 2 to the Separation and Distribution Agreement.)

2.7
Amendment No. 3 to the Separation and Distribution Agreement, dated as of September 18, 2020, by and between us and Upjohn Inc. is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 27, 2020. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Amendment No. 3 to the Separation and Distribution Agreement.)

*2.8
Amendment No. 4 to the Separation and Distribution Agreement, dated as of November 15, 2020, by and between us and Upjohn Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Amendment No. 4 to the Separation and Distribution Agreement.)

3.1	Our Restated Certificate of Incorporation dated December 14, 2020, is incorporated by reference from our Current Report on Form 8-K filed on December 14, 2020.

3.2	Our By-laws, as amended December 18, 2017, are incorporated by reference from our Current Report on Form 8-K filed on December 21, 2017.

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our Current Report on Form 8-K filed on January 30, 2001.

4.2	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009.

Pfizer Inc.	2020 Form 10-K	113

4.3	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2009.

4.4	Third Supplemental Indenture, dated as of June 3, 2013, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2013.

4.5	Fourth Supplemental Indenture, dated as of May 15, 2014, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on May 15, 2014.

4.6	Fifth Supplemental Indenture, dated as of October 5, 2015, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on October 6, 2015.

4.7	Sixth Supplemental Indenture, dated as of June 3, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on June 3, 2016.

4.8	Seventh Supplemental Indenture, dated as of November 21, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on November 21, 2016.

4.9	Eighth Supplemental Indenture, dated as of March 17, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (successor to the Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 17, 2017.

4.10	Ninth Supplemental Indenture, dated as of March 6, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 6, 2017.

4.11	Tenth Supplemental Indenture, dated as of December 19, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on December 19, 2017.

4.12	Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.13	Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.14	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K.

4.15	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005.

4.16	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007.

4.17	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009.

4.18	Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.19	First Supplemental Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.20	Second Supplemental Indenture, dated as of March 11, 2019, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 11, 2019.

4.21
Third Supplemental Indenture, dated as of March 27, 2020, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 27, 2020.

4.22	Fourth Supplemental Indenture, dated as of May 28, 2020, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 28, 2020.

*4.23	Description of Pfizer’s Securities.

Pfizer Inc.	2020 Form 10-K	114

4.24
Except as set forth in Exhibits 4.1-22 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K.

*10.3	Amendment No. 1 to Pfizer 2004 Stock Plan.

10.4	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

*10.5	Amendment No. 1 to Pfizer Inc. 2014 Stock Plan.

10.6	Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 29, 2020.

10.7	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K.

10.8	Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.9	Amendment No. 1 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2018 Annual Report on Form 10-K.

*10.10	Amendment No. 2 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees.

10.11	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

10.12	Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017.

10.13	Amendment No. 2 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.14	Amendment No. 3 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.15	Amendment No. 4 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.16	Amendment No. 5 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.17	Amendment No. 6 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

10.18	Amendment No. 7 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

*10.19	Amendment No. 8 to the Pfizer Supplemental Savings Plan.

*10.20	Amendment No. 9 to the Pfizer Supplemental Savings Plan.

*10.21	Amended and Restated Pfizer Inc. Global Performance Plan.

10.22	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K.

10.23	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.24	Amendment No. 2 to Amended and Restated Deferred Compensation Plan, dated April 27, 2016, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2016.

*10.25	Amendment No. 3 to Amended and Restated Deferred Compensation Plan.

10.26	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with certain Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K.

*10.27	Amendment No. 2 to Wyeth 2005 (409A) Deferred Compensation Plan.

10.28	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.29	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

Pfizer Inc.	2020 Form 10-K	115

10.30	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K.

10.31	The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated by reference from our 1997 Annual Report on Form 10-K.

10.32	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007.

10.33	Pfizer Inc. Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009.

10.34	Amendment No. 1 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.35	Amendment No. 2 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

*10.36	Amendment No. 3 to the Pfizer Inc. Executive Severance Plan.

10.37	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K.

10.38	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 28, 2014.

10.39	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009.

10.40	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011.

10.41	Form of Special Performance-Based Incentive Award Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.42	Form of Special Performance-Based Incentive Grant Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.43	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

10.44	Time Sharing Agreement, dated July 9, 2020, between Pfizer Inc. and Albert Bourla is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2020.

*21	Subsidiaries of the Company.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.

Pfizer Inc.	2020 Form 10-K	116

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 25, 2021	By:	/S/ MARGARET M. MADDEN
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

Signature	Title	Date

/S/ ALBERT BOURLA Albert Bourla	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2021

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Chief Financial Officer and Executive Vice President, Global Supply (Principal Financial Officer)	February 23, 2021

/S/ JENNIFER B. DAMICO Jennifer B. Damico	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2021

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 24, 2021

/S/ SUSAN DESMOND-HELLMANN Susan Desmond-Hellmann	Director	February 23, 2021

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 23, 2021

/S/ SCOTT GOTTLIEB Scott Gottlieb	Director	February 23, 2021

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 23, 2021

/S/ SUSAN HOCKFIELD Susan Hockfield	Director	February 23, 2021

/S/ DAN R. LITTMAN Dan R. Littman	Director	February 23, 2021

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 23, 2021

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 23, 2021

/S/ JAMES QUINCEY James Quincey	Director	February 23, 2021

/S/ JAMES C. SMITH James C. Smith	Director	February 23, 2021

Pfizer Inc.	2020 Form 10-K	117