Form 10-Q
period 2021-04-04
PFIZER INC
filed 2021-05-13
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At May 10, 2021, 5,597,693,867 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. References to “Notes” in this Form 10-Q are to the notes to the condensed or consolidated financial statements in this Form 10-Q or our 2020 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined:

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
AML	Acute Myeloid Leukemia
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BNT162b2	Pfizer-BioNTech COVID-19 Vaccine
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMA	conditional marketing authorization
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, Australia, South Korea and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, Australia, South Korea and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Eastern Europe, Latin America, Central Europe, the Middle East, Africa and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2021
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GSK	GlaxoSmithKline plc
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meridian	Meridian Medical Technologies, Inc.
MTM	mark-to-market
Mylan	Mylan N.V.

Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020
Myovant	Myovant Sciences Ltd.
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	pharmacy benefit manager
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PsA	psoriatic arthritis
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s global, primarily off-patent branded and generics business, which includes a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
This Form 10-Q includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.
Some amounts in this Form 10-Q may not add due to rounding. All percentages have been calculated using unrounded amounts. All trademarks mentioned are the property of their owners.
The information contained on our website, our Facebook, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	April 4, 2021	March 29, 2020
Revenues	$14,582	$10,083
Costs and expenses:
Cost of sales(a)	4,211	1,940
Selling, informational and administrative expenses(a)	2,783	2,541
Research and development expenses(a)	2,014	1,672
Amortization of intangible assets	872	849
Restructuring charges and certain acquisition-related costs	23	54
(Gain) on completion of Consumer Healthcare JV transaction	—	(6)
Other (income)/deductions––net	(1,004)	190
Income from continuing operations before provision for taxes on income	5,683	2,842
Provision for taxes on income	805	359
Income from continuing operations	4,877	2,483
Income from discontinued operations––net of tax	9	881
Net income before allocation to noncontrolling interests	4,886	3,364
Less: Net income attributable to noncontrolling interests	9	9
Net income attributable to Pfizer Inc. common shareholders	$4,877	$3,355

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.87	$0.45
Income from discontinued operations––net of tax	—	0.16
Net income attributable to Pfizer Inc. common shareholders	$0.87	$0.60

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.86	$0.44
Income from discontinued operations––net of tax	—	0.16
Net income attributable to Pfizer Inc. common shareholders	$0.86	$0.60

Weighted-average shares––basic	5,584	5,545
Weighted-average shares––diluted	5,662	5,613
(a)Exclusive of amortization of intangible assets, except as disclosed in Note 9 in this Form 10-Q and Note 1L in our 2020 Form 10-K.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Net income before allocation to noncontrolling interests	$4,886	$3,364

Foreign currency translation adjustments, net	465	(1,256)
Unrealized holding gains/(losses) on derivative financial instruments, net	214	(501)
Reclassification adjustments for (gains)/losses included in net income(a)	259	19
	473	(482)
Unrealized holding gains/(losses) on available-for-sale securities, net	79	(51)
Reclassification adjustments for (gains)/losses included in net income(b)	(242)	15
	(163)	(36)
Reclassification adjustments related to amortization of prior service costs and other, net	(40)	(45)
Other	(3)	(1)
	(43)	(45)
Other comprehensive income/(loss), before tax	732	(1,821)
Tax provision/(benefit) on other comprehensive income/(loss)	84	(380)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$647	$(1,441)

Comprehensive income/(loss) before allocation to noncontrolling interests	$5,533	$1,923
Less: Comprehensive income/(loss) attributable to noncontrolling interests	10	9
Comprehensive income/(loss) attributable to Pfizer Inc.	$5,523	$1,914
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.

See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	April 4, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$1,768	$1,784
Short-term investments	11,899	10,437
Trade accounts receivable, less allowance for doubtful accounts: 2021—$512; 2020—$508	9,864	7,930
Inventories	8,493	8,046
Current tax assets	3,419	3,264
Other current assets	4,091	3,605
Total current assets	39,533	35,067
Equity-method investments	16,532	16,856
Long-term investments	3,696	3,406
Property, plant and equipment, less accumulated depreciation: 2021—$15,105; 2020—$14,812	14,011	13,900
Identifiable intangible assets	27,974	28,471
Goodwill	49,791	49,577
Noncurrent deferred tax assets and other noncurrent tax assets	2,537	2,383
Other noncurrent assets	4,744	4,569
Total assets	$158,818	$154,229

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2021—$3,676; 2020—$2,002	$4,352	$2,703
Trade accounts payable	4,064	4,309
Dividends payable	—	2,162
Income taxes payable	1,401	1,049
Accrued compensation and related items	1,985	3,058
Deferred revenues	2,052	1,113
Other current liabilities	12,798	11,527
Total current liabilities	26,652	25,920

Long-term debt	35,347	37,133
Pension benefit obligations	4,526	4,766
Postretirement benefit obligations	635	645
Noncurrent deferred tax liabilities	4,355	4,063
Other taxes payable	11,759	11,560
Other noncurrent liabilities	6,677	6,669
Total liabilities	89,953	90,756

Commitments and Contingencies

Common stock	472	470
Additional paid-in capital	89,002	88,674
Treasury stock	(111,349)	(110,988)
Retained earnings	95,158	90,392
Accumulated other comprehensive loss	(4,664)	(5,310)
Total Pfizer Inc. shareholders’ equity	68,620	63,238
Equity attributable to noncontrolling interests	245	235
Total equity	68,865	63,473
Total liabilities and equity	$158,818	$154,229
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2021	—	$—	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income								4,877		4,877	9	4,886
Other comprehensive income/(loss), net of tax									646	646	1	647
Cash dividends declared, per share: $—
Common stock								(84)		(84)		(84)
Preferred stock								—		—		—
Noncontrolling interests										—	—	—
Share-based payment transactions			38	2	329	(11)	(361)			(30)		(30)
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	(27)		(27)	—	(27)
Balance, April 4, 2021	—	$—	9,445	$472	$89,002	(3,851)	$(111,349)	$95,158	$(4,664)	$68,620	$245	$68,865

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$91,397	$(5,367)	$63,143	$303	$63,447
Net income								3,355		3,355	9	3,364
Other comprehensive income/(loss), net of tax									(1,441)	(1,441)	—	(1,441)
Cash dividends declared, per share: $—
Common stock								(71)		(71)		(71)
Preferred stock								—		—		—
Noncontrolling interests										—		—
Share-based payment transactions			23	1	252	(6)	(209)			44		44
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(14)	(1)			(1)	—	—			(1)		(1)
Other					—	—	—	—		—	—	—
Balance, March 29, 2020	417	$17	9,393	$470	$87,680	(3,841)	$(111,010)	$94,680	$(6,808)	$65,028	$312	$65,341
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Operating Activities
Net income before allocation to noncontrolling interests	$4,886	$3,364
Income from discontinued operations—net of tax	9	881
Net income from continuing operations before allocation to noncontrolling interests	4,877	2,483
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,226	1,166
Asset write-offs and impairments	46	44
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed	—	(6)
Deferred taxes from continuing operations	199	82
Share-based compensation expense	172	57
Benefit plan contributions in excess of expense/income	(373)	(276)
Other adjustments, net	(291)	120
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,327)	(1,515)
Net cash provided by operating activities from continuing operations	4,530	2,155
Net cash provided by operating activities from discontinued operations	9	978
Net cash provided by operating activities	4,538	3,133

Investing Activities
Purchases of property, plant and equipment	(554)	(449)
Purchases of short-term investments	(6,054)	(2,551)
Proceeds from redemptions/sales of short-term investments	5,465	3,257
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(996)	(416)
Purchases of long-term investments	(27)	(22)
Proceeds from redemptions/sales of long-term investments	256	152
Other investing activities, net	163	(24)
Net cash provided by/(used in) investing activities from continuing operations	(1,747)	(53)
Net cash provided by/(used in) investing activities from discontinued operations	—	(19)
Net cash provided by/(used in) investing activities	(1,747)	(71)

Financing Activities
Proceeds from short-term borrowings	—	5,302
Principal payments on short-term borrowings	—	(7,551)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(25)	3,207
Proceeds from issuance of long-term debt	—	1,241
Principal payments on long-term debt	—	(2,181)
Cash dividends paid	(2,172)	(2,105)
Other financing activities, net	(610)	(113)
Net cash provided by/(used in) financing activities from continuing operations	(2,807)	(2,200)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	—	(15)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(15)	846
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,825	1,350
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,809	$2,196
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes	$394	$239
Interest paid	445	472
Interest rate hedges	10	(11)
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

We prepared these condensed consolidated financial statements in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2020 Form 10-K, except as disclosed in Note 1C. As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted.

These financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2020 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 28, 2021 and February 23, 2020, and for U.S. subsidiaries is as of and for the three months ended April 4, 2021 and March 29, 2020.
Business development activities impacted financial results in the periods presented. See Note 1A in our 2020 Form 10-K, and Note 2. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. For additional information, see Note 2B in our 2020 Form 10-K. On December 21, 2020, which falls in Pfizer’s international first quarter of 2021, Pfizer and Viatris completed the termination of the Mylan-Japan collaboration pursuant to an agreement dated November 13, 2020 and we transferred related inventories and operations that were part of the Mylan-Japan collaboration to Viatris. As a result, the financial position and results of operations of the Upjohn Business and the Mylan-Japan collaboration are presented as discontinued operations for all periods presented. Prior-period information has been restated to reflect our current organization structure.
B. New Accounting Standard Adopted in 2021
On January 1, 2021, we adopted a new accounting standard for income tax that eliminates certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
For information on new accounting standards adopted in 2020, see Note 1B in our 2020 Form 10-K.

C. Change in Accounting Principle

In the first quarter of 2021, we adopted a change in accounting principle to a more preferable policy under U.S. GAAP to immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (“MTM Accounting”). Under the prior policy, we deferred recognition of these gains and losses in Accumulated other comprehensive loss. The accumulated actuarial gains/losses outside of a “corridor” were then amortized into net periodic benefit costs over the average remaining service period or the average life expectancy of participants. This change has been applied to all pension and postretirement plans on a retrospective basis for all prior periods presented, and as of January 1, 2020, resulted in a cumulative effect decrease to Retained earnings of $6.3 billion, with a corresponding offset to Accumulated other comprehensive loss. Each time a pension or postretirement plan is remeasured, the actuarial gain or loss is recognized immediately and classified as Other (income)/deductions––net.

We believe that MTM Accounting is a more preferable policy as it provides improved transparency of results and performance, better alignment with fair value accounting principles and a better reflection of current economic and interest rate trends on plan investments and assumptions and the actuarial impact of plan remeasurements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impacts of the adjustments on our condensed consolidated financial statements are summarized as follows:
	Three Months Ended
	April 4, 2021			March 29, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Income:
Other (income)/deductions––net	$(857)	$(146)	$(1,004)	$216	$(25)	$190
Income from continuing operations before provision for taxes on income	5,536	146	5,683	2,817	25	2,842
Provision for taxes on income	773	32	805	355	4	359
Income from discontinued operations––net of tax	9	—	9	948	(68)	881
Net income before allocation to noncontrolling interests	4,772	114	4,886	3,410	(47)	3,364
Net income attributable to Pfizer Inc. common shareholders	4,763	114	4,877	3,401	(47)	3,355

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.85	$0.02	$0.87	$0.44	$—	$0.45
Income from discontinued operations––net of tax	—	—	—	0.17	(0.01)	0.16
Net income attributable to Pfizer Inc. common shareholders	0.85	0.02	0.87	0.61	(0.01)	0.60
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.84	$0.02	$0.86	$0.44	$—	$0.44
Income from discontinued operations––net of tax	—	—	—	0.17	(0.01)	0.16
Net income attributable to Pfizer Inc. common shareholders	0.84	0.02	0.86	0.61	(0.01)	0.60

Condensed Consolidated Statements of Comprehensive Income:
Foreign currency translation adjustments, net	$546	$(81)	$465	$(1,272)	$16	$(1,256)
Benefit plans: actuarial gains/(losses), net	47	(47)	—	(166)	166	—
Reclassification adjustments related to amortization	75	(75)	—	66	(66)	—
Reclassification adjustments related to settlements, net	19	(19)	—	53	(53)	—
Other	(81)	81	—	16	(16)	—
Tax provision/(benefit) on other comprehensive income/(loss)	72	12	84	(377)	(3)	(380)

Condensed Consolidated Statements of Cash Flows:
Deferred taxes from continuing operations	$167	$32	$199	$77	$4	$82
Benefit plan contributions in excess of expense/income	(226)	(146)	(373)	(250)	(25)	(276)

	April 4, 2021			December 31, 2020
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Balance Sheets:
Noncurrent deferred tax assets and other noncurrent tax assets	$2,569	$(32)	$2,537	$2,383	$—	$2,383
Other noncurrent assets	4,738	6	4,744	4,569	—	4,569
Pension benefit obligations	4,527	—	4,526	4,766	—	4,766
Retained earnings	95,044	114	95,158	96,770	(6,378)	90,392
Accumulated other comprehensive loss	(4,523)	(141)	(4,664)	(11,688)	6,378	(5,310)
D. Revenues and Trade Accounts Receivable
Customers––Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In the U.S., we primarily sell our vaccines products directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery networks. Outside the U.S., we primarily sell our vaccines to government and non-government institutions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	April 4, 2021	December 31, 2020
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$848	$861
Other current liabilities:
Accrued rebates	3,211	3,017
Other accruals	449	436
Other noncurrent liabilities	340	399
Total accrued rebates and other sales-related accruals	$4,848	$4,712
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
During the three months ended April 4, 2021 and March 29, 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2020 Form 10-K.
Note 2. Discontinued Operations and Equity-Method Investment
A. Discontinued Operations
Upjohn Separation and Combination with Mylan
On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan to form Viatris. See Note 1A.
In connection with this transaction, Pfizer and Viatris entered into various agreements to effect the separation and combination to provide a framework for our relationship after the combination, including a separation and distribution agreement, interim operating models, including agency arrangements, manufacturing and supply agreements (MSAs), transition service agreements (TSAs), a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. In the first three months of 2021, the amounts recorded under the above agreements were not material to our consolidated results of operations. Net amounts due from Viatris under the above agreements were approximately $871 million as of April 4, 2021 and $401 million as of December 31, 2020. The cash flows associated with the above agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in the first quarter of 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net, and was recorded as a payable to Viatris in Other current liabilities as of December 31, 2020. In addition, Pfizer and Mylan had pre-existing arms-length commercial agreements, which are continuing with Viatris and are not material to Pfizer’s consolidated financial statements.
The operating results of the Upjohn Business and the Mylan-Japan collaboration are reported as Income from discontinued operations––net of tax.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Components of Income from discontinued operations––net of tax:
	Three Months Ended(a)
(MILLIONS)	April 4, 2021	March 29, 2020
Revenues	$27	$1,946
Costs and expenses:
Cost of sales	14	442
Selling, informational and administrative expenses	(8)	332
Research and development expenses	1	51
Amortization of intangible assets	—	36
Restructuring charges and certain acquisition-related costs	—	15
Other (income)/deductions––net	1	70
Pre-tax income from discontinued operations	19	1,000
Provision for taxes on income	10	119
Income from discontinued operations––net of tax	$9	$881
(a)In the three months ended April 4, 2021, Income from discontinued operations—net of tax primarily relates to the Mylan-Japan collaboration, which did not terminate until December 21, 2020 and which falls in Pfizer’s international first quarter of 2021, and adjustments to tax and legal matters directly related to the disposed Upjohn Business. In the three months ended March 29, 2020, Income from discontinued operations—net of tax relates to the Upjohn Business and the Mylan-Japan collaboration and includes the change in accounting principle in the first quarter of 2021 to MTM Accounting, which has been applied on a retrospective basis for all prior periods presented. See Note 1C.
B. Equity-Method Investment
Formation of Consumer Healthcare JV

On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operates globally under the GSK Consumer Healthcare name. In exchange, we received a 32% equity stake in the new company and GSK owns the remaining 68%.
We are accounting for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $16.3 billion as of April 4, 2021 and $16.7 billion as of December 31, 2020 and is reported as a private equity investment in Equity-method investments as of April 4, 2021 and December 31, 2020. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2020 is primarily due to $126 million in pre-tax foreign currency translation adjustments (see Note 6), as well as dividends totaling approximately $274 million, partially offset by our share of the JV’s earnings. We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of the JV’s earnings generated in the fourth quarter of 2020, which we recorded in our operating results in the first quarter of 2021, was $71 million. Our total share of the JV’s earnings generated in the fourth quarter of 2019, which we recorded in our operating results in the first quarter of 2020 was $11 million. See Note 4. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV is included in Other (income)/deductions––net and was not material to our results of operations in the periods presented. See Note 4.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, for the three months ending December 31, 2020, the most recent period available and for the three months ending December 31, 2019, is as follows:

	Three Months Ended
(MILLIONS)	December 31, 2020	December 31, 2019
Net sales	$3,096	$3,188
Cost of sales	(1,188)	(1,811)
Gross profit	$1,908	$1,377
Income from continuing operations	233	46
Net income	233	46
Income attributable to shareholders	221	37

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We have undertaken efforts to ensure our cost base aligns appropriately with our revenue base. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. In addition, we are taking steps to restructure our corporate enabling functions to appropriately support and drive the purpose of our business and R&D and PGS platform functions. The program costs discussed below are expected to be incurred primarily from 2020 through 2022, and may be rounded and represent approximations.
We expect costs for this program, primarily related to corporate enabling functions, to total $1.6 billion on a pre-tax basis, with substantially all costs to be cash expenditures. Actions will include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
Also, as part of this program, we expect to incur costs related to manufacturing network optimization, including certain legacy cost-reduction initiatives, of $500 million, with approximately 20% of the costs to be non-cash. The costs for this effort will include, among other things, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
From the start of this program in the fourth quarter of 2019 through April 4, 2021, we incurred costs of $1.0 billion.
B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits, which are composed primarily of the Transforming to a More Focused Company program:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Restructuring charges/(credits):
Employee terminations	$22	$10
Asset impairments	(4)	31
Restructuring charges/(credits)(a)	18	41
Transaction costs(b)	—	3
Integration costs and other(c)	5	10
Restructuring charges and certain acquisition-related costs	23	54
Net periodic benefit costs recorded in Other (income)/deductions––net(d)	8	1
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	10	5
Research and development expenses	—	(5)
Total additional depreciation––asset restructuring	10	—
Implementation costs recorded in our condensed consolidated statements of income as follows(f):
Cost of sales	11	8
Selling, informational and administrative expenses	64	15
Total implementation costs	75	22
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$116	$77
(a)Represents acquisition-related costs ($6 million credit in 2021) and cost-reduction/productivity initiatives ($25 million charge in 2021 and a $40 million charge in 2020).
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(d)Amount for the three months ended March 29, 2020 includes the impact of a change in accounting principle. See Note 1C.
(e)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(f)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2020(a)	$782	$—	$15	$798
Provision	22	(4)	—	18
Utilization and other(b)	(102)	4	—	(99)
Balance, April 4, 2021(c)	$702	$—	$15	$717
(a)Included in Other current liabilities ($628 million) and Other noncurrent liabilities ($169 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($561 million) and Other noncurrent liabilities ($156 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Interest income	$—	$(34)
Interest expense	336	390
Net interest expense	336	356
Royalty-related income	(176)	(119)
Net (gains)/losses on asset disposals	(39)	1
Net (gains)/losses recognized during the period on equity securities(a)	(401)	255
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(231)	(115)
Net periodic benefit costs/(credits) other than service costs(c)	(266)	(103)
Certain legal matters, net	51	9
Consumer Healthcare JV equity method (income)/loss(d)	(62)	33
Other, net	(216)	(126)
Other (income)/deductions––net	$(1,004)	$190
(a)The gains in the first quarter of 2021 include, among other things, unrealized gains of $409 million related to investments in Allogene and BioNTech. The losses in the first quarter of 2020 include, among other things, unrealized losses of $134 million related to our investment in Allogene.
(b)The first quarter of 2021 includes, among other things, $188 million of net collaboration income from BioNTech related to the COVID-19 vaccine. The first quarter of 2020 mainly includes, among other things, an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, Inc.
(c)Amounts include the impact of a change in accounting principle. See Notes 1C and 10.
(d)See Note 2B.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 14.2% for the first quarter of 2021, compared to 12.6% for the first quarter of 2020. The higher effective tax rate was primarily due to an unfavorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The third annual installment of this liability was paid by its April 15, 2021 due date and is reported in current Income taxes payable as of April 4, 2021. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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

The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued Revenue Agent’s Reports (RARs) for tax years 2011-2013 and 2014-2015. We are not in agreement with the RARs and are currently appealing certain disputed issues. Tax years 2016-2018 are currently under audit. Tax years 2019-2021 are open

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years in certain major international tax jurisdictions dating back to 2010.
For additional information, see Note 5D in our 2020 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Foreign currency translation adjustments, net(a)	$21	$(247)
Unrealized holding gains/(losses) on derivative financial instruments, net	59	(133)
Reclassification adjustments for (gains)/losses included in net income	34	15
	93	(118)
Unrealized holding gains/(losses) on available-for-sale securities, net	10	(6)
Reclassification adjustments for (gains)/losses included in net income	(30)	2
	(20)	(5)
Reclassification adjustments related to amortization of prior service costs and other, net	(10)	(11)
Other	—	—
	(10)	(11)
Tax provision/(benefit) on other comprehensive income/(loss)	$84	$(380)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2020(a)	$(5,450)	$(428)	$116	$452	$(5,310)
Other comprehensive income/(loss)(b)	442	380	(142)	(33)	646
Balance, April 4, 2021	$(5,008)	$(48)	$(26)	$419	$(4,664)
(a)Amounts include the impact of a change in accounting principle. See Note 1C.
(b)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments primarily include gains from the strengthening of the U.K. pound, euro and Australian dollar against the U.S. dollar, and net gains related to the impact of our net investment hedging program, partially offset by net losses from foreign currency translation adjustments related to our equity-method investment in the Consumer Healthcare JV (see Note 2B).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	April 4, 2021			December 31, 2020
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$1,427	$—	$1,427	$567	$—	$567

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	6,169	—	6,169	7,719	—	7,719
Government and agency—U.S.	1,221	—	1,221	982	—	982
Corporate and other	902	—	902	1,008	—	1,008
	8,292	—	8,292	9,709	—	9,709
Total short-term investments	9,719	—	9,719	10,276	—	10,276
Other current assets
Derivative assets:
Interest rate contracts	5	—	5	18	—	18
Foreign exchange contracts	389	—	389	234	—	234
Total other current assets	394	—	394	251	—	251
Long-term investments
Classified as equity securities with readily determinable fair values(a)	3,123	3,046	77	2,809	2,776	32

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	9	—	9	6	—	6
Government and agency—U.S.	66	—	66	121	—	121
Corporate and other	—	—	—	—	—	—
	75	—	75	128	—	128
Total long-term investments	3,198	3,046	152	2,936	2,776	160
Other noncurrent assets
Derivative assets:
Interest rate contracts	21	—	21	117	—	117
Foreign exchange contracts	106	—	106	5	—	5
Total derivative assets	127	—	127	122	—	122
Insurance contracts(b)	726	—	726	693	—	693
Total other noncurrent assets	853	—	853	814	—	814
Total assets	$14,165	$3,046	$11,119	$14,278	$2,776	$11,501

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$239	$—	$239	$501	$—	$501
Total other current liabilities	239	—	239	501	—	501
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	494	—	494	599	—	599
Total other noncurrent liabilities	494	—	494	599	—	599
Total liabilities	$732	$—	$732	$1,100	$—	$1,100
(a)Long-term equity securities of $168 million as of April 4, 2021 and $190 million as of December 31, 2020 were held in restricted trusts for employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

Carrying values and estimated fair values using a market approach:
	April 4, 2021		December 31, 2020
(MILLIONS)	Carrying Value	Estimated Fair Value at Level 2	Carrying Value	Estimated Fair Value at Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$35,347	$40,504	$37,133	$45,533
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of April 4, 2021 and December 31, 2020. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	April 4, 2021	December 31, 2020
Short-term investments
Equity securities with readily determinable fair values(a)	$1,427	$567
Available-for-sale debt securities	8,292	9,709
Held-to-maturity debt securities	2,180	161
Total Short-term investments	$11,899	$10,437

Long-term investments
Equity securities with readily determinable fair values	$3,123	$2,809
Available-for-sale debt securities	75	128
Held-to-maturity debt securities	31	37
Private equity securities at cost(b)	467	432
Total Long-term investments	$3,696	$3,406
Equity-method investments	16,532	16,856
Total long-term investments and equity-method investments	$20,228	$20,262
Held-to-maturity cash equivalents	$60	$89
(a)As of April 4, 2021 and December 31, 2020, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At April 4, 2021, our debt investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:
	April 4, 2021							December 31, 2020
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$6,209	$23	$(54)	$6,178	$6,169	$9	$—	$7,593	$136	$(4)	$7,725
Government and agency––U.S.	1,288	—	(1)	1,287	1,221	66	—	1,104	—	(1)	1,103
Corporate and other	900	3	—	903	902	—	—	1,006	2	—	1,008
Held-to-maturity debt securities
Time deposits and other	423	—	—	423	397	16	10	283	—	—	283
Government and agency––non-U.S.	1,847	—	—	1,847	1,842	4	1	5	—	—	5
Total debt securities	$10,667	$25	$(55)	$10,637	$10,531	$94	$11	$9,991	$138	$(5)	$10,124
Any expected credit losses to these portfolios would be immaterial to our financial statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Net (gains)/losses recognized during the period on equity securities(a)	$(401)	$255
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(28)	(19)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(372)	$274
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. Since January 1, 2018, there were cumulative impairments and downward adjustments of $87 million and upward adjustments of $61 million. Impairments, downward and upward adjustments were not significant in the first quarters of 2021 and 2020.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	April 4, 2021	December 31, 2020
Commercial paper	$416	$556
Current portion of long-term debt, principal amount	3,679	2,004
Other short-term borrowings, principal amount(a)	260	145
Total short-term borrowings, principal amount	4,355	2,705
Net fair value adjustments related to hedging and purchase accounting	—	—
Net unamortized discounts, premiums and debt issuance costs	(3)	(2)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$4,352	$2,703
(a)Includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	April 4, 2021	December 31, 2020
Total long-term debt, principal amount	$34,032	$35,774
Net fair value adjustments related to hedging and purchase accounting	1,512	1,562
Net unamortized discounts, premiums and debt issuance costs	(200)	(207)
Other long-term debt	4	4
Total long-term debt, carried at historical proceeds, as adjusted	$35,347	$37,133
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$3,676	$2,002
E. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We manage our foreign exchange risk principally through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to mitigate the impact on net income as a result of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.

The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Swedish krona, Canadian dollar and Chinese renminbi. Additionally, we hedge a portion of our forecasted intercompany inventory sales denominated in euro, Japanese yen, Chinese renminbi, Canadian dollar, U.K. pound and Australian dollar for up to two years.

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

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
	April 4, 2021			December 31, 2020
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$22,799	$408	$654	$24,369	$145	$1,005
Interest rate contracts	450	26	—	1,950	135	—
		435	654		280	1,005

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,726	86	78	$15,063	94	95

Total		$521	$732		$373	$1,100
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.1 billion as of April 4, 2021 and $5.0 billion as of December 31, 2020.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$202	$(529)	$(268)	$(46)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	12	29	9	27

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(26)	386	—	—	—	—
Hedged item	26	(386)	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	154	384	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(c)	—	—	(1)	147	29	41

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	38	8	—	—
Foreign currency long-term debt	—	—	56	45	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	42	(59)	—	—	—	—
All other net(c)	—	—	—	(1)	—	—
	$42	$(59)	$460	$83	$(230)	$23
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)The amounts reclassified from OCI into COS were:
•a net loss of $45 million in the first quarter of 2021; and
•a net gain of $70 million in the first quarter of 2020.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $20 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 22 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings which are used in net investment hedges. The short-term borrowings carrying value as of April 4, 2021 was $1.2 billion. The long-term debt carrying values as of April 4, 2021 and December 31, 2020 were $872 million and $2.1 billion, respectively.

The following summarizes cumulative basis adjustments for fair value hedges to our long-term debt:
	April 4, 2021			December 31, 2020
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$494	$21	$1,202	$2,016	$117	$1,149
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk

A significant portion of our trade accounts receivable balances are due from drug wholesalers. For additional information on our trade accounts receivables with significant customers, see Note 13B below and Note 17B in our 2020 Form 10-K.

As of April 4, 2021, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by the U.S., U.K., Germany, France, Japan and Canada.

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association (ISDA) master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of April 4, 2021, the aggregate fair value of these derivative financial instruments that are in a net payable position was $613 million, for which we have posted collateral of $675 million with a corresponding amount reported in Short-term investments. As of April 4, 2021, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $53 million, for which we have received collateral of $124 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	April 4, 2021	December 31, 2020
Finished goods	$3,289	$2,878
Work-in-process	4,364	4,430
Raw materials and supplies	840	738
Inventories(a)	$8,493	$8,046
Noncurrent inventories not included above(b)	$981	$890
(a)The change from December 31, 2020 reflects increases for certain products, including inventory build for new product launches and market demand, and an increase due to foreign exchange.
(b)Included in Other noncurrent assets. There are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities related to the gross margin split with BioNTech for BNT162b2 totaled $1.4 billion as of April 4, 2021 and $25 million as of December 31, 2020.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	April 4, 2021			December 31, 2020
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$74,056	$(51,840)	$22,217	$73,545	$(50,902)	$22,643
Brands	922	(782)	140	922	(774)	148
Licensing agreements and other	2,305	(1,223)	1,082	2,292	(1,186)	1,106
	77,284	(53,845)	23,439	76,759	(52,862)	23,896
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D	3,135		3,135	3,175		3,175
Licensing agreements and other	573		573	573		573
	4,535		4,535	4,575		4,575
Identifiable intangible assets(b)	$81,819	$(53,845)	$27,974	$81,334	$(52,862)	$28,471
(a)The increase in the gross carrying amount primarily reflects $300 million of capitalized BNT162b2 sales milestones due to BioNTech.
(b)The decrease is primarily due to amortization, partially offset by the capitalization of the BNT162b2 milestone payments described above.
Nearly all of our identifiable intangible assets are managed by our commercial organization, with only 9% of total IPR&D assets managed by our R&D organization.
Amortization
Total amortization of finite-lived intangible assets was $883 million for the first quarter of 2021 and $861 million for the first quarter of 2020.
Note 10. Pension and Postretirement Benefit Plans
As discussed in Note 1C, we adopted a change in accounting principle to a more preferable policy under U.S. GAAP to immediately recognize actuarial gains and losses arising from the remeasurement of pension and postretirement plans. This change has been applied to all pension and postretirement plans on a retrospective basis for all prior periods presented.

The following summarizes the components of net periodic benefit cost/(credit), including in 2020 costs/(credits) reported as part of discontinued operations:
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Service cost	$—	$—	$33	$36	$9	$10
Interest cost	113	141	36	42	7	13
Expected return on plan assets	(261)	(252)	(82)	(81)	(10)	(9)
Amortization of prior service credits	(1)	(1)	—	(1)	(39)	(43)
Actuarial (gains)/losses	(47)	163	—	3	—	—
Special termination benefits	7	1	—	—	1	—
Net periodic benefit cost/(credit) reported in income	$(187)	$53	$(12)	$(1)	$(32)	$(30)
The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
For the three months ended April 4, 2021, we contributed $83 million, $40 million, and $19 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc.	$4,868	$2,474
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	4,868	2,474
Income from discontinued operations––net of tax	9	881
Net income attributable to Pfizer Inc. common shareholders	$4,877	$3,354
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$4,868	$2,474
Income from discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	9	881
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$4,877	$3,355
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,584	5,545
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	78	68
Weighted-average number of common shares outstanding––Diluted	5,662	5,613
Anti-dilutive common stock equivalents(a)	2	3
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
•Commercial and other asserted or unasserted matters, which can include acquisition-, licensing-, intellectual property-, collaboration- or co-promotion-related and product-pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.
•Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other jurisdictions.
Certain of these contingencies could result in increased expenses and/or losses, including damages, fines and/or civil penalties, which could be substantial, and/or criminal charges.
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents, including but not limited to, those discussed below. Most involve claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. For example, some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry. Additionally, our licensing and collaboration partners face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights.
We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In 2017, the Patent Trial and Appeal Board (PTAB) initiated proceedings, which remain pending, with respect to two of our pneumococcal vaccine patents. However, the PTAB declined to initiate proceedings as to two other pneumococcal vaccine patents; those two patents, and one other patent, are now being challenged in federal court in Delaware. Challenges to other pneumococcal vaccine patents remain pending outside the U.S. The invalidation of all of the patents in our pneumococcal portfolio could potentially allow a competitor’s vaccine into the marketplace. In the event that any of the patents are found valid and infringed, a competitor’s vaccine might be prohibited from entering the market or a competitor might be required to pay us a royalty.
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
Xeljanz (tofacitinib)
Beginning in 2017, we brought patent-infringement actions against several generic manufacturers that filed separate ANDAs with the FDA seeking approval to market their generic versions of tofacitinib tablets in one or both of 5 mg and 10 mg dosage strengths, and in both immediate and extended release forms. To date, we have settled actions with several manufacturers on terms not material to us. The remaining actions continue in the U.S. District Court for the District of Delaware as described below.
In 2017, we brought a patent-infringement action against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) asserting the infringement and validity of three patents: the patent covering the active ingredient expiring in December 2025 (the 2025 Patent), the patent covering an enantiomer of tofacitinib expiring in 2022, and the patent covering a polymorphic form of tofacitinib expiring in 2023 (the 2023 Patent), which Zydus challenged in its ANDA seeking approval to market a generic version of tofacitinib 5 mg tablets. In November 2020, we settled the case against Zydus on terms not material to us. In February 2021, we brought a separate patent-infringement action against Zydus asserting the infringement and validity of our composition of matter and crystalline form patents challenged by Zydus in its ANDA seeking approval to market a generic version of tofacitinib 22 mg extended release tablets. In April 2021, we settled our remaining action against Zydus on terms not material to us.
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
Inlyta (axitinib)
In 2019, Glenmark Pharmaceuticals Limited (Glenmark) notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Inlyta. Glenmark asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In 2019, we filed suit against Glenmark in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta.
Ibrance (palbociclib)
In 2019, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance. The companies assert the invalidity and non-infringement of two composition of matter patents, one of which expires in 2023 and one of which expires in 2027, as a result of a U.S. Patent Term Extension certificate issued in January 2021, and a method of use patent covering palbociclib, which expires in 2023. In 2019, we brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies. Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent.
Matter Involving Our Collaboration/Licensing Partners
Eliquis
In 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed ANDAs seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. One of the patents expired in December 2019 and the remaining patents currently are set to expire in 2026 and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents. In August 2020, the U.S. District Court for the District of Delaware ruled that both the 2026 patent and the 2031 patent are valid and infringed by the proposed generic products. In August and September 2020, the generic filers appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. Prior to the August 2020 ruling, we and BMS settled with certain of the companies on terms not material to us, and we and BMS may settle with other generic companies in the future.
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
Effexor
Beginning in 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR in the Orange Book, enforcing certain patents for Effexor XR and entering into a litigation settlement agreement with a generic drug manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey.
In 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payer plaintiffs, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. In 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded the claims to the District Court.
Lipitor
Beginning in 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain Pfizer affiliates, and, in most of the actions, Ranbaxy and certain Ranbaxy affiliates. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation in the U.S. District Court for the District of New Jersey.
In September 2013 and 2014, the District Court dismissed with prejudice the claims of the direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other Multi-District Litigation plaintiffs. All plaintiffs have appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the Court of Appeals. In 2017, the Court of Appeals reversed the District Court’s decisions and remanded the claims to the District Court.
Also, in 2013, the State of West Virginia filed an action in West Virginia state court against Pfizer and Ranbaxy, among others, that asserts claims and seeks relief on behalf of the State of West Virginia and residents of that state that are substantially similar to the claims asserted and the relief sought in the purported class actions described above.
EpiPen
Beginning in 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan former Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In 2020, a similar lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, King, Meridian and the Mylan entities on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants (the 2020 Lawsuit). Against Pfizer and/or its affiliates, plaintiffs in these actions generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal and various state antitrust laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs also filed various federal antitrust, state consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In 2017, all of these actions, except for the 2020 Lawsuit, were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties.
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
Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against Pfizer involve Protonix and/or Nexium 24HR and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the District of New Jersey. As part of our Consumer Healthcare JV transaction with GSK, the JV has agreed to assume, and to indemnify Pfizer for, liabilities arising out of such litigation to the extent related to Nexium 24HR.
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
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Eastern District of Louisiana.
•Mississippi Attorney General Government Action
In 2018, the Attorney General of Mississippi filed a complaint in Mississippi state court against the manufacturer of the branded product and eight other manufacturers including Pfizer and Hospira, alleging, with respect to Pfizer and Hospira, a failure to

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

warn about a risk of permanent hair loss in violation of the Mississippi Consumer Protection Act. The action seeks civil penalties and injunctive relief.
Array Securities Litigation
In 2017, two purported class actions were filed in the U.S. District Court for the District of Colorado alleging that Array, which we acquired in 2019 and is our wholly owned subsidiary, and certain of its former officers violated federal securities laws in connection with certain disclosures made, or omitted, by Array regarding the NRAS-mutant melanoma program. In 2018, the actions were consolidated into a single proceeding. In March 2021, the parties reached an agreement in principle to resolve the litigation on terms not material to us, which is subject to Court approval.
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
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Southern District of Florida. From June to December 2020: (i) plaintiffs in the Multi-District Litigation filed against Pfizer and many other defendants a consolidated consumer class action complaint alleging, among other things, violations of the RICO statute and consumer protection statutes of all 50 states, and a consolidated third-party payor class action complaint alleging violation of the RICO statute and seeking reimbursement for payments made for the prescription version of Zantac; (ii) Pfizer received service of two Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; (iii) the State of New Mexico filed a civil action against Pfizer and many other defendants, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in New Mexico; and (iv) Pfizer received service of a suit filed by the Mayor and City Council of Baltimore naming Pfizer and other defendants alleging various claims under Maryland law.
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
Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia’s discontinued industrial chemical facility in North Haven, Connecticut. In 2010, our corrective measures study report was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Administrative Order on Consent with the EPA. In 2019, the EPA acknowledged that construction of the site remedy has been completed. In March 2021, the State of Connecticut, Department of Energy & Environmental Protection issued a Stewardship Permit to Pharmacia & Upjohn Company LLC, our wholly-owned subsidiary, that will govern the ongoing operation, maintenance, and management of the North Haven site, and which will not have a material impact on Pfizer.
Also in 2009, we submitted a revised site-wide feasibility study with regard to Wyeth Holdings Corporation’s (formerly, American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In 2011, Wyeth Holdings Corporation executed an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the EPA with regard to the Bound Brook facility. In accordance with the 2011 Administrative Settlement Agreement, we completed construction of an interim remedy to address the discharge of impacted groundwater from the facility to the Raritan River. In 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. In 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. The consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court in 2015. In 2018, the EPA issued a final remediation plan for the two adjacent lagoons, which is generally in accordance with one of the remedies evaluated in our focused feasibility study, and, in 2019, Wyeth Holdings LLC entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the lagoons.
We have accrued for the estimated costs of the site remedies for the North Haven and Bound Brook facilities.
We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. The plaintiffs are appealing the District Court’s decision.
Allergan Complaint for Indemnity
In 2018, Pfizer was named as a defendant in a third-party complaint for indemnity, along with King, filed by Allergan Finance LLC (Allergan) in a Multi-District Litigation in the U.S. District Court for the Northern District of Ohio. The lawsuit asserted claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer's acquisition of King in 2010. In 2018, the District Court dismissed the lawsuit. In 2019, Allergan filed a similar complaint in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian. That suit was voluntarily discontinued without prejudice in January 2021.
Breach of Contract––Xalkori/Lorbrena
We are a defendant in a breach of contract action brought by New York University (NYU) in the Supreme Court of the State of New York (Supreme Court). NYU alleges that it is entitled to royalties on Pfizer’s sales of Xalkori under the terms of a Research and License Agreement between NYU and Sugen, Inc. Sugen, Inc. was acquired by Pharmacia in August 1999, and Pharmacia was acquired by Pfizer in 2003 and is a wholly owned subsidiary of Pfizer. The action was originally filed in 2013. In 2015, the Supreme Court dismissed the action and, in 2017, the New York State Appellate Division reversed the decision and remanded the proceedings to the Supreme Court. In January 2020, the Supreme Court denied both parties’ summary judgment motions.
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
Greenstone Investigations
•U.S. Department of Justice Antitrust Division Investigation
Since July 2017, the U.S. Department of Justice's Antitrust Division has been investigating our former Greenstone generics business. We believe this is related to an ongoing broader antitrust investigation of the generic pharmaceutical industry. We have produced records relating to this investigation.
•State Attorneys General Generics Antitrust Litigation
In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. In May 2019, Attorneys General of more than 40 states plus the District of Columbia and Puerto Rico filed a complaint against a number of pharmaceutical companies, including Greenstone and Pfizer. The matter has been consolidated with a Multi-District Litigation in the Eastern District of Pennsylvania. As to Greenstone and Pfizer, the complaint alleges anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws. In June 2020, the State Attorneys General filed a new complaint against a large number of companies, including Greenstone and Pfizer, making similar allegations, but concerning a new set of drugs. This complaint was transferred to the Multi-District Litigation in July 2020.
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
Docetaxel––Mississippi Attorney General Government Investigation
See Legal Proceedings––Product Litigation––Docetaxel––Mississippi Attorney General Government Investigation above for information regarding a government investigation related to Docetaxel marketing practices.
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
Zantac––State of New Mexico Civil Action
See Note 12A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Zantac above for information regarding a civil action filed by the State of New Mexico alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in New Mexico.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 4, 2021, the estimated fair value of these indemnification obligations was not significant.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may agree to indemnify us. For example, our collaboration agreement with EMD Serono, Inc. to co-promote Rebif in the U.S. expired at the end of 2015 and included certain indemnity provisions. Patent litigation brought by Biogen Idec MA Inc. against EMD Serono Inc. and Pfizer is pending in the U.S. District Court for the District of New Jersey and the United States Court of Appeals for the Federal Circuit. EMD Serono Inc. has acknowledged that it is obligated to satisfy any award of damages. In addition, in November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction and as previously disclosed, Viatris has agreed to assume, and to indemnify Pfizer for, liabilities arising out of certain matters.
We have also guaranteed the long-term debt of certain companies that we acquired and that now are subsidiaries of Pfizer. See Note 7D.
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. For additional information, see Note 1D in our 2020 Form 10-K.
Note 13. Product, Geographic and Other Revenue Information
A. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020	% Change
United States	$7,597	$5,289	44
Developed Europe	3,038	1,708	78
Developed Rest of World	1,123	919	22
Emerging Markets	2,824	2,166	30
Revenues	$14,582	$10,083	45
We and our collaboration partner, BioNTech, have entered into agreements to supply pre-specified doses of BNT162b2 with multiple developed and emerging nations around the world and are continuing to deliver doses of BNT162b2 under such agreements. We currently sell the BNT162b2 vaccine directly to government and government sponsored customers. This includes supply agreements entered into in November 2020 and February 2021 with the European Commission (EC) on behalf of the different EU member states and certain other countries. Each EU member state submits its own BNT162b2 vaccine order to us and is responsible for payment pursuant to terms of the supply agreements negotiated by the EC.
B. Other Revenue Information
Significant Customers
For information on our significant wholesale customers, see Note 17B in our 2020 Form 10-K. Additionally, revenues from sales of BNT162b2 to the U.S. Government represented 14% of total revenues for the three months ended April 4, 2021. Accounts receivable from sales of BNT162b2 to the U.S. Government represented 12% of total trade accounts receivable as of April 4, 2021.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	April 4, 2021	March 29, 2020
TOTAL REVENUES(a)		$14,582	$10,083
Vaccines		$4,894	$1,611
BNT162b2 alliance revenues and direct sales	Active immunization to prevent COVID-19	3,462	—
Prevnar 13/Prevenar 13	Pneumococcal disease	1,284	1,450
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	53	48
Nimenrix	Meningococcal disease	46	75
All other Vaccines	Various	49	38
Oncology		$2,862	$2,435
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,254	1,248
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	267	209
Inlyta	Advanced RCC	229	169
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	200	205
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	134	149
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	123	100
Retacrit(b)	Anemia	109	89
Ruxience(b)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	98	7
Zirabev(b)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	86	6
Lorbrena	ALK-positive metastatic NSCLC	60	42
Aromasin	Post-menopausal early and advanced breast cancer	52	34
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	50	44
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy	47	37
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	35	37
All other Oncology	Various	119	59
Internal Medicine		$2,594	$2,332
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,643	1,300
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	217	270
Premarin family	Symptoms of menopause	143	152
Pristiq	Depression	60	41
Toviaz	Overactive bladder	57	60
All other Internal Medicine	Various	474	509
Hospital(a)		$2,343	$2,088
Sulperazon	Bacterial infections	192	187
Medrol	Anti-inflammatory glucocorticoid	99	129
Zavicefta	Bacterial infections	94	49
Zithromax	Bacterial infections	89	138
Vfend	Fungal infections	80	74
Fragmin	Treatment/prevention of venous thromboembolism	71	59
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	66	84
Zyvox	Bacterial infections	55	70
Precedex	Sedation agent in surgery or intensive care	55	42
IVIg Products(c)	Various	105	98
Pfizer CentreOne(d)	Various	391	152
All other Anti-infectives	Various	397	395
All other Hospital	Various	648	610
Inflammation & Immunology (I&I)		$1,065	$978
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis	538	451
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	319	347

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	April 4, 2021	March 29, 2020
Inflectra/Remsima(b)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	177	158
All other I&I	Various	31	22
Rare Disease		$824	$639
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	453	231
BeneFIX	Hemophilia B	112	121
Refacto AF/Xyntha	Hemophilia A	89	89
Genotropin	Replacement of human growth hormone	80	103
Somavert	Acromegaly	65	64
All other Rare Disease	Various	26	31
Total Alliance revenues		$1,770	$1,382
Total Biosimilars(b)		$530	$288
Total Sterile Injectable Pharmaceuticals(e)		$1,482	$1,401
(a)On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. See Note 1A. Beginning in the fourth quarter of 2020, the results of our Meridian subsidiary, which was previously included in our former Upjohn operating segment, are reported in the Hospital therapeutic area for all periods presented.
(b)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima, Retacrit, Ruxience and Zirabev.
(c)Intravenous immunoglobulin (IVIg) products include the revenues from Panzyga, Octagam and Cutaquig.
(d)Pfizer CentreOne includes revenues from our contract manufacturing and active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business.
(e)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital therapeutic area, including anti-infective sterile injectable pharmaceuticals.
Deferred Revenues
Our deferred revenues primarily relate to advance payments received or receivable in connection with contracts that we entered into during 2021 and 2020 with various government or government sponsored customers in international markets for supply of BNT162b2. The deferred revenues associated with the advance payments related to BNT162b2 total $1.9 billion as of April 4, 2021 and $957 million as of December 31, 2020 and are recorded in current liabilities. The increase in the BNT162b2 deferred revenues during the first quarter of 2021 was the result of additional advance payments received as we entered into new or amended contracts or as we invoiced customers in advance of vaccine deliveries. During the first quarter of 2021, we recognized revenue of $192 million that was included in the balance of BNT162b2 deferred revenues as of December 31, 2020. The BNT162b2 deferred revenues as of April 4, 2021 will be recognized in Revenues proportionately as we deliver doses of the vaccine to our customers and satisfy our performance obligation under the contracts, which we expect to occur within the next 12 months.
Subsequent to the end of our fiscal first quarter of 2021 and through April 30, 2021, we received or were due additional advance payments associated with agreements to supply BNT162b2 totaling approximately $3.8 billion.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business and Strategy
Most of our revenues come from the manufacture and sale of biopharmaceutical products. With the formation of the Consumer Healthcare JV in 2019 and the completion of the spin-off and combination of our Upjohn Business with Mylan in November 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, sales and distribution of biopharmaceutical products worldwide. The financial results of the Upjohn Business and the Mylan-Japan collaboration are reflected as discontinued operations for all periods presented. Prior-period information has been restated to reflect our current organization structure. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 70% has been incurred since inception and through the first quarter of 2021. These charges include costs and expenses related to separation of legal entities and transaction costs.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2020 Form 10-K.
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
Our Business Development Initiatives
We are committed to strategically capitalizing on growth opportunities by advancing our own product pipeline and maximizing the value of our existing products, as well as through various business development activities.
Our significant recent business development activities include:
Acquisition of Amplyx Pharmaceuticals, Inc. (Amplyx)––In April 2021, we announced that we acquired Amplyx, a privately-held company dedicated to the development of therapies for debilitating and life-threatening diseases that affect people with compromised immune systems. Amplyx’s lead compound, Fosmanogepix (APX001), is a novel investigational asset in Phase 2 development for the treatment of invasive fungal infections.
For additional information, including discussion of recent significant business development activities, see Note 2. For a description of the more significant recent transactions through February 25, 2021, the filing date of our 2020 Form 10-K, see Note 2 in our 2020 Form 10-K.

Our First Quarter 2021 Performance

Revenues
Revenues increased $4.5 billion, or 45%, in the first quarter of 2021, compared to the same period in 2020, reflecting an operational increase of $4.2 billion, or 42%, as well as a favorable impact of foreign exchange of $284 million, or 3%. Excluding revenues from BNT162b2 of $3.5 billion, revenues increased 8% operationally, including a negative 5% impact from pricing. The 8% operational growth reflects strong growth in Eliquis, Vyndaqel/Vyndamax, Xeljanz, Xtandi, Inlyta, Biosimilars and the Hospital therapeutic area, partially offset by Prevnar 13/Prevenar 13, Ibrance and Chantix in the U.S. and Enbrel internationally.
Revenues were favorably impacted by approximately $400 million as a result of the first quarter of 2021 having three additional selling days in the U.S. and four additional selling days in international markets as compared to the first quarter of 2020. This increase in selling days will be offset in the fourth quarter of 2021 resulting in essentially the same number of selling days in the full year of 2021 as full year 2020. The favorable impact in the first quarter of 2021 from selling days was partially offset by the non-recurrence of favorable impacts related to COVID-19 on the first quarter of 2020, including increased demand for certain products of approximately $150 million and additional wholesaler inventories of approximately $100 million. The net favorable impact on the first of quarter 2021 revenues of all of the above factors was approximately $150 million, accounting for approximately 1.5 percentage points of operational growth.
See the Analysis of the Condensed Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 13B.

Income from continuing operations before provision for taxes on income
The increase of $2.8 billion in Income from continuing operations before provision for taxes on income in the first quarter of 2021, compared to the same period in 2020, was primarily attributable to higher revenues, net gains in the first quarter of 2021 versus net losses in the first quarter of 2020 on equity securities, higher net periodic benefit credits related to pension and postretirement plans and higher income from collaborations, partially offset by higher Cost of sales, Selling, informational and administrative expenses and Research and development expenses. See the Analysis of the Condensed Consolidated Statements of Income within this MD&A and Note 4.
For information on our tax provision and effective tax rate, see the Provision for Taxes on Income section within MD&A and Note 5.
Our Operating Environment

We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below and in our 2020 Form 10-K.
Intellectual Property Rights and Collaboration/Licensing Rights
The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. For example, the basic product patent for Chantix in the U.S. expired in November 2020. While multi-source generic competition for Chantix has not yet begun, it could commence at any time. Also, the basic product patent for Sutent in the U.S. will expire in August 2021. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2021 through 2025. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access.

For additional information on patent rights we consider most significant in relation to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2020 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines and vaccines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, vaccines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Federal and state governments and private third-party payers in the U.S. continue to take action to manage the utilization of drugs and cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers. Governments globally may use a variety of measures, including proposing pricing reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. In the U.S., we expect to see continued focus on regulating pricing resulting in additional legislation and regulation under the newly elected Congress and the Biden Administration. We anticipate that these and similar initiatives will continue to increase pricing pressures globally. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections in our 2020 Form 10-K.
The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to the economic cycle. For additional information, please see the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2020 Form 10-K.

COVID-19 Pandemic

The continuation of the COVID-19 pandemic has impacted our business, operations and financial condition and results.

Our Response to COVID-19
We are committed to confronting the public health challenge posed by the pandemic by collaborating with industry partners, global regulators and academic institutions to develop potential approaches to prevent and treat COVID-19. We have made some important advances, including, among others:
•As discussed in our 2020 Form 10-K, in December 2020, the FDA authorized the distribution and use of BNT162b2 in the U.S. to help prevent COVID-19 for individuals 16 years of age and older under an EUA. In May 2021, the FDA expanded the EUA to authorize the use in individuals 12 to 15 years of age. BNT162b2 has not been approved or licensed by the FDA. The EUA authorizes distribution and use of this product subject to the conditions set forth in the EUA, and only for the duration of the declaration by the Department of Health & Human Services that circumstances exist justifying authorization of emergency use of drugs and biological products (such as BNT162b2) during the COVID-19 pandemic under Section 564 of the U.S. Federal Food, Drug and Cosmetic Act (the Declaration), or until revocation of the EUA by the FDA. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. The FDA expects EUA holders to work towards submission of a BLA as soon as possible. BNT162b2 has now been granted a CMA, EUA or temporary authorization in many other countries around the world. In addition, the companies have requested similar amendments to expand the authorizations for use in individuals 12 to 15 years of age by other regulatory authorities worldwide. We also announced in May 2021 the initiation of a rolling submission of a BLA with the FDA seeking full approval for BNT162b2 for individuals 16 years of age and older. We are continuing to study vaccines to help prevent COVID-19, including evaluating BNT162b2 in additional populations, booster doses and emerging variants. Subject to continuous process improvements, expansion at current facilities and adding new suppliers and contract manufacturers, the companies believe that they can potentially manufacture at least 2.5 billion doses in total by the end of 2021 and at least 3 billion doses in 2022. The companies have entered into agreements to supply pre-specified doses of BNT162b2 with multiple developed and emerging nations around the world and are continuing to deliver doses of BNT162b2 to governments under such agreements. We also signed agreements with Israel and Canada to supply BNT162b2 doses in 2022 and beyond and are currently negotiating similar potential agreements with multiple other countries. As of May 4, 2021, based on the 1.6 billion doses that are to be delivered in 2021 under agreements that have been signed through mid-April 2021, we forecasted approximately $26 billion in revenues in 2021 from BNT162b2, with gross margin to be split evenly with BioNTech. This forecast may be adjusted in the future as additional agreements are signed and as circumstances warrant.
•In March 2021, we initiated a Phase 1 study in healthy adults to evaluate the safety and tolerability of an investigational, novel oral antiviral therapeutic for COVID-19, PF-07321332, which is a SARS-CoV2-3CL protease inhibitor. This Phase 1 trial is being conducted in the U.S. We also have an ongoing Phase 1b clinical trial for an intravenously administered investigational protease inhibitor for COVID-19, PF-07304814.
Despite our significant investments and efforts, any of our ongoing development programs related to COVID-19 may not be successful as the risk of failure is significant, and there can be no certainty these efforts will yield a successful product or that costs will ultimately be recouped.
Impact of COVID-19 on Our Business and Operations
As part of our on-going monitoring and assessment, we have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic, as well as COVID-19 vaccine supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. We are focused on all aspects of our business and are implementing measures aimed at mitigating issues where possible, including by using digital technology to assist in operations for our commercial, manufacturing, R&D and enabling functions globally.
As discussed in our 2020 Form 10-K, our business and operations were impacted in 2020 by the pandemic in various ways, which is ongoing in 2021. For detail on the impact of the COVID-19 pandemic on our products, see the Analysis of the Consolidated Statements of Income—Revenues—Selected Product Discussion section within this MD&A. In 2021, we have continued not to see a significant disruption to our supply chain to date, and all of our manufacturing sites globally have continued to operate at or near normal levels. However, we are seeing an increase in overall demand in the industry for certain components and raw materials potentially constraining available supply, which could have a future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential impact.
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
For additional information, please see the Item 1A. Risk Factors—COVID-19 Pandemic section and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2020 Form 10-K.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
For a description of our significant accounting policies, see Note 1 in our 2020 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Asset Impairments (Note 1L); Tax Assets and Liabilities and Income Tax Contingencies (Note 1P); Pension and Postretirement Benefit Plans (Note 1Q); and Legal and Environmental Contingencies (Note 1R).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A in our 2020 Form 10-K. See also Note 1C in our 2020 Form 10-K for a discussion about the risks associated with estimates and assumptions.
For a discussion of a recently adopted accounting standard, a change in accounting principle related to our pension and postretirement plans, and significant accounting policies, see Notes 1B, 1C and 1D.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	% Change in Revenues
Total revenues	$14,582	$10,083	$7,597	$5,289	$6,985	$4,793	45	44	46
First Quarter of 2021 vs. First Quarter of 2020

The following provides an analysis of the worldwide change in revenues by geographic areas in the first quarter of 2021:
	Three Months Ended April 4, 2021
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from BNT162b2, Eliquis, Vyndaqel/Vyndamax, Xeljanz, Xtandi, Inlyta, Biosimilars and the Hospital therapeutic area, partially offset by declines from Prevnar 13/Prevenar 13 and Ibrance. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$4,339	$2,384	$1,956
Lower revenues for Chantix/Champix and Enbrel. The decrease in Chantix/Champix was driven by the U.S. and primarily reflects a negative impact of the COVID-19 pandemic resulting in a decline in patient visits to doctors for preventative health purposes, as well as the loss of patent protection in the U.S. in November 2020. The decrease for Enbrel internationally primarily reflects continued biosimilar competition in most developed Europe markets and Japan, which is expected to continue	(93)	(45)	(48)
Other operational factors, net	(31)	(31)	(1)
Operational growth/(decline), net	4,216	2,308	1,907

Favorable impact of foreign exchange	284	—	284
Revenues increase/(decrease)	$4,499	$2,308	$2,192
Emerging markets revenues increased $658 million, or 30%, in the first quarter of 2021 to $2.8 billion from $2.2 billion in the first quarter of 2020, reflecting an operational increase of $672 million, or 31%, and an unfavorable impact from foreign exchange of approximately 1%. The operational increase in emerging markets was primarily driven by revenues from BNT162b2 and growth from Eliquis.
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

The following presents information about revenue deductions:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Medicare rebates	$189	$184
Medicaid and related state program rebates	346	296
Performance-based contract rebates	753	615
Chargebacks	1,431	1,031
Sales allowances	1,144	1,022
Sales returns and cash discounts	224	223
Total	$4,087	$3,371
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1D.

Revenues––Selected Product Discussion

			Revenue
(MILLIONS)			Three Months Ended		% Change
Product	Global Revenues	Region	April 4, 2021	March 29, 2020	Total	Oper.	Operational Results Commentary
BNT162b2	$3,462 *	U.S.	$2,038	$—	*		Driven by global uptake, following a CMA, EUA or temporary authorization.
		Int’l.	1,424	—	*	*
		Worldwide	$3,462	$—	*	*
Eliquis	$1,643 Up 25% (operationally)	U.S.	$981	$805	22
Primarily driven by continued increased adoption in non-valvular atrial fibrillation as well as oral anti-coagulant market share gains, as well as a favorable adjustment related to the Medicare “coverage gap” provision resulting from lower than previously expected discounts in prior periods.

		Int’l.	662	495	34	29
		Worldwide	$1,643	$1,300	26	25
Prevnar 13/ Prevenar 13	$1,284 Down 12% (operationally)	U.S.	$638	$794	(20)
Primarily driven by decline in the U.S., resulting from:
•disruptions to wellness visits due to COVID-19-related mobility restrictions or limitations, including adults delaying other vaccinations while receiving COVID-19 inoculations due to CDC guidance;
•impact of the revised ACIP recommendation for the adult indication to shared clinical decision making, which means the decision to vaccinate should be made at the individual level between healthcare providers and their patients, as well as the continued impact of a lower remaining eligible adult population; and
•decline for the pediatric indication, primarily reflecting the unfavorable impact of COVID-19 and lower year-over-year birth rates.

		Int’l.	646	656	(2)	(3)
		Worldwide	$1,284	$1,450	(11)	(12)
Ibrance	$1,254 Down 1% (operationally)	U.S.	$794	$852	(7)
Primarily driven by decline in the U.S., which reflects relatively stable U.S. prescription volume demand and Ibrance’s continued strong leadership position within the CDK 4/6 class, but also an increase in the proportion of patients accessing Ibrance through our Patient Assistance Program due to economic hardships brought on by the COVID-19 pandemic which is expected to normalize over time as the economic impact of the pandemic subsides. Also reflects continued strong volume growth internationally, partially offset by pricing pressures.

		Int’l.	460	396	16	11
		Worldwide	$1,254	$1,248	—	(1)
Xeljanz	$538 Up 18% (operationally)	U.S.	$332	$286	16
Primarily driven by the U.S., reflecting higher volumes within the RA, PsA and UC indications, enabled by improvements in formulary access. Also reflects operational growth internationally mainly driven by continued uptake in the RA indication and, to a lesser extent, the UC indication in certain developed markets.

		Int’l.	206	166	25	21
		Worldwide	$538	$451	19	18
Vyndaqel/ Vyndamax	$453 Up 88% (operationally)	U.S.	$206	$127	62		Primarily driven by the approval in February 2020 of the ATTR-CM indication in the EU, as well as continued strong uptake of the ATTR-CM indication in the U.S. and Japan.
		Int’l.	247	105	*	*
		Worldwide	$453	$231	96	88
Xtandi	$267 Up 28% (operationally)	U.S.	$267	$209	28		Primarily driven by continued strong demand for Xtandi in the mCRPC and nmCRPC indications, as well as the mCSPC indication, which was approved in the U.S. in December 2019.
		Int’l.	—	—	—	—
		Worldwide	$267	$209	28	28
Inlyta	$229 Up 34% (operationally)	U.S.	$141	$116	22
Primarily due to increased demand in the U.S. and developed Europe following the approvals in 2019 for combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

		Int’l.	88	53	65	58
		Worldwide	$229	$169	36	34
Biosimilars	$530 Up 79% (operationally)	U.S.	$327	$167	96		Primarily driven by recent oncology monoclonal antibody biosimilar launches globally and continued growth from Retacrit in the U.S.
		Int’l.	203	122	67	56
		Worldwide	$530	$288	84	79
Hospital	$2,343 Up 10% (operationally)	U.S.	$905	$890	2
Primarily driven by Pfizer CentreOne, our contract manufacturing operation, reflecting sales of legacy Upjohn products to Viatris under manufacturing and supply agreements and remdesivir to Gilead Sciences Inc., as well as growth from recent anti-infective product launches in international markets, partially offset by lower year-over-year volume for certain products globally due to a COVID-19-related surge in demand in the prior-year quarter.

		Int’l.	1,437	1,198	20	15
		Worldwide	$2,343	$2,088	12	10
* Calculation is not meaningful or results are equal to or greater than 100%.
See the Item 1. Business—Patents and Other Intellectual Property Rights section of our 2020 Form 10-K for information regarding the expiration of various patent rights, Note 12 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above, and Note 13B for information regarding the primary indications or class of the selected products discussed.

Product Developments
A comprehensive update of Pfizer’s development pipeline was published as of May 4, 2021 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
PF-07302048 (COVID-19 Vaccine)(a)	Immunization to prevent COVID-19 (16 years of age and older)	EUA Dec. 2020	CMA Dec. 2020	Approved Feb. 2021
Bavencio (avelumab)(b)	First-line maintenance urothelial cancer	Approved June 2020	Approved Jan. 2021	Approved Feb. 2021
Nyvepria (pegfilgrastim-apgf)	Neutropenia in patients undergoing cancer chemotherapy (biosimilar)	Approved June 2020	Approved Nov. 2020
Braftovi (encorafenib)(c)	Second or third-line BRAFv600E-mutant mCRC (combination with Erbitux® (cetuximab))		Approved June 2020	Approved Nov. 2020
Braftovi (encorafenib) and Mektovi (binimetinib)(c)	Second or third-line BRAFV600E-mutant mCRC (combination with Erbitux® (cetuximab))			Approved Nov. 2020
Xtandi (enzalutamide)(d)	mCSPC		Approved April 2021	Approved May 2020
abrocitinib (PF-04965842)	Atopic dermatitis	Filed Oct. 2020	Filed Oct. 2020	Filed Dec. 2020
Infliximab Pfizer (infliximab)	Ankylosing spondylitis (biosimilar)			Approved Oct. 2020
Bevacizumab Pfizer (bevacizumab)	NSCLC (biosimilar)			Approved Sept. 2020
Rituximab Pfizer (rituximab)	Chronic idiopathic thrombocytopenic purpura (biosimilar)			Approved Aug. 2020
tanezumab(e)	Chronic pain due to moderate-to-severe osteoarthritis	Filed March 2020	Filed March 2020	Filed Aug. 2020
Bosulif (bosutinib)	First-line chronic myelogenous leukemia			Approved June 2020
Daurismo (glasdegib)	Combination with low-dose cytarabine for AML		Approved June 2020
Xeljanz (tofacitinib)	Ankylosing spondylitis	Filed Aug. 2020	Filed Feb. 2021
Relugolix fixed dose combination(f)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Filed Aug. 2020
Lorbrena (lorlatinib)	First- line ALK-positive NSCLC	Approved Mar. 2021	Filed Feb. 2021	Filed Dec. 2020
somatrogon (PF-06836922)(g)	Pediatric growth hormone deficiency	Filed Jan. 2021	Filed Feb. 2021	Filed Jan. 2021
PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Filed Dec. 2020	Filed Feb. 2021
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Filed Feb. 2021
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)PF-07302048 or BNT162b2 (Pfizer/BioNTech COVID-19 vaccine) received EUA from the FDA in December 2020 and CMA from the EMA in December 2020 for use in individuals 16 years of age and older. In May 2021, the FDA expanded the EUA to include the use of BNT162b2 in individuals 12 to 15 years of age. Pfizer and BioNTech have requested similar amendments to expand the authorizations for use in individuals 12 to 15 years of age by other regulatory authorities worldwide. In May 2021, Pfizer and BioNTech initiated a rolling submission of a BLA with the FDA for approval of the COVID-19 vaccine in individuals 16 years of age and older. The Prescription Drug User Fee Act goal date for a decision by the FDA will be set once the BLA is complete and formally accepted for review by the FDA.
(b)Being developed in collaboration with Merck KGaA, Germany.
(c)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(d)Being developed in collaboration with Astellas.
(e)Being developed in collaboration with Lilly. In March 2021, the FDA Joint Arthritis Advisory Committee and Drug Safety and Risk Management Advisory Committee on tanezumab resulted in a 19:1 against vote on whether the proposed risk evaluation and mitigation strategy (REMS) for tanezumab will ensure benefits outweigh risks.
(f)Being developed in collaboration with Myovant.
(g)Being developed in collaboration with OPKO.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Bavencio (avelumab)(a)	First-line NSCLC
	Ibrance (palbociclib)(b)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(c)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
	PF-06482077 (Vaccine)	Invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(d)	Adult growth hormone deficiency
	tanezumab(e)	Cancer pain
	Braftovi (encorafenib) and Erbitux® (cetuximab)(f)	First-line BRAFv600E-mutant mCRC
	Relugolix fixed dose combination(g)	Combination with estradiol and norethindrone acetate for endometriosis
	Relugolix fixed dose combination(g)	Combination with estradiol and norethindrone acetate for contraceptive efficacy
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(h)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria
	fidanacogene elaparvovec (PF-06838435)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)	Hemophilia A
	PF-06425090 (Vaccine)	Primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Serogroups meningococcal (adolescent and young adults)
	PF-06928316 (Vaccine)	Respiratory syncytial virus infection (maternal)
	PF-07265803	Dilated cardiomyopathy due to Lamin A/C gene mutation
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
(a)Being developed in collaboration with Merck KGaA, Germany.
(b)Being developed in collaboration with the Alliance Foundation Trial.
(c)Being developed in collaboration with Astellas.
(d)Being developed in collaboration with OPKO.
(e)Being developed in collaboration with Lilly.
(f)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(g)Being developed in collaboration with Myovant.
(h)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of our 2020 Form 10-K.
COSTS AND EXPENSES

Costs and expenses follow:
	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020	% Change
Cost of sales	$4,211	$1,940	*
Percentage of Revenues	28.9%	19.2%
Selling, informational and administrative expenses	2,783	2,541	10
Research and development expenses	2,014	1,672	20
Amortization of intangible assets	872	849	3
Restructuring charges and certain acquisition-related costs	23	54	(57)
Other (income)/deductions—net	(1,004)	190	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.

Cost of Sales
Cost of sales increased $2.3 billion, primarily due to:
•the impact of BNT162b2, which includes a charge for the 50% gross margin split with BioNTech and royalty expenses;
•increased sales volumes of other products, driven by Pfizer CentreOne; and
•the unfavorable impact of foreign exchange and hedging activity on intercompany inventory.
The increase in Cost of sales as a percentage of revenues in the first quarter of 2021, compared to the same period in 2020, was primarily due to all of the factors discussed above, partially offset by an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative Expenses
SI&A expenses increased $242 million, mostly due to:
•an increase to expense resulting from the increase in our liability to be paid to participants of our supplemental savings plan;
•costs related to BNT162b2, primarily driven by a higher provision for healthcare reform fees based on sales; and
•an increase in external, incremental costs directly related to implementing our cost-reduction/productivity initiatives, partially offset by:
•lower spending on Chantix following the loss of patent protection in the U.S. in November 2020.
Research and Development (R&D) Expenses
R&D expenses increased $342 million, primarily due to:
•external spending on Pfizer’s efforts to develop BNT162b2 and therapeutics to help treat COVID-19; and
•an increase in the value of the portfolio performance share grants reflecting changes in the price of Pfizer’s common stock.
Amortization of Intangible Assets
Amortization of intangible assets was relatively flat.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program
For a description of our program, as well as the anticipated and actual costs, see Note 3. The program savings discussed below may be rounded and represent approximations. In connection with the costs primarily related to the corporate enabling functions initiatives, we expect gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, to be achieved primarily from 2021 through 2022. In connection with manufacturing network optimization, including legacy cost reduction initiatives, we expect net cost savings of $300 million to be achieved primarily from 2020 through 2022.
Certain qualifying costs for this program were recorded in the first quarters of 2021 and 2020 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
Other income—net increased $1.2 billion, mainly due to:
•net gains on equity securities in the first quarter of 2021 versus net losses recorded in the first quarter of 2020;
•higher net periodic benefit credits other than service costs related to pension and postretirement plans; and
•higher income from collaborations, out-licensing arrangements and sales of compound/product rights.
See Note 4 for additional information.

PROVISION FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020	% Change
Provision for taxes on income	$805	$359	*
Effective tax rate on continuing operations	14.2%	12.6%
* Indicates calculation not meaningful or results are equal to or greater than 100%.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
DISCONTINUED OPERATIONS
For information about our discontinued operations, see Note 2A.
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
Adjusted income
Net income attributable to Pfizer Inc. common shareholders(a) before the impact of purchase accounting for acquisitions, acquisition-related items, discontinued operations and certain significant items

•Monthly managerial analysis of our operating results and our annual budgets are prepared using these non-GAAP measures
•Senior management’s compensation is determined, in part, using these non-GAAP measures(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses, Adjusted amortization of intangible assets and Adjusted other (income)/deductions––net

Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net (a), each before the impact of purchase accounting for acquisitions, acquisition-related items, discontinued operations and certain significant items, which are components of the Adjusted income measure

Adjusted diluted EPS
EPS attributable to Pfizer Inc. common shareholders––diluted(a) before the impact of purchase accounting for acquisitions, acquisition-related items, discontinued operations and certain significant items

(a)Most directly comparable GAAP measure.
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
Adjusted income, and its components and Adjusted diluted EPS, are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented solely to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their directly comparable GAAP measures of Net income attributable to Pfizer Inc. common shareholders, components of Net income attributable to Pfizer Inc. common shareholders and EPS attributable to Pfizer Inc. common shareholders—diluted, respectively. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the first quarters of 2021 and 2020 below.
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
Acquisition-Related Items
Adjusted income excludes acquisition-related items, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies.
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

Beginning in 2021, we exclude pension and postretirement actuarial remeasurement gains and losses from our measure of Adjusted income because of their inherent market volatility, which we do not control and cannot predict with any level of certainty and because we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business.
Also, see the Non-GAAP Financial Measure: Adjusted Income section of the MD&A of our 2020 Form 10-K for additional information.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended April 4, 2021
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$14,582	$—	$—	$—	$—	$14,582
Cost of sales	4,211	5	—	—	(39)	4,177
Selling, informational and administrative expenses	2,783	(1)	—	—	(124)	2,659
Research and development expenses	2,014	1	—	—	(3)	2,013
Amortization of intangible assets	872	(763)	—	—	—	109
Restructuring charges and certain acquisition-related costs	23	—	2	—	(25)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(1,004)	53	—	—	350	(600)
Income from continuing operations before provision for taxes on income	5,683	704	(2)	—	(160)	6,225
Provision for taxes on income(b)	805	187	—	—	(38)	954
Income from continuing operations	4,877	517	(1)	—	(122)	5,271
Income from discontinued operations––net of tax	9	—	—	(9)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc. common shareholders	4,877	517	(1)	(9)	(122)	5,262
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	0.86	0.09	—	—	(0.02)	0.93

	Three Months Ended March 29, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$10,083	$—	$—	$—	$—	$10,083
Cost of sales	1,940	4	—	—	(26)	1,917
Selling, informational and administrative expenses	2,541	—	—	—	(92)	2,450
Research and development expenses	1,672	1	—	—	—	1,673
Amortization of intangible assets	849	(778)	—	—	—	71
Restructuring charges and certain acquisition-related costs	54	—	(13)	—	(40)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	190	(3)	—	—	(449)	(262)
Income from continuing operations before provision for taxes on income	2,842	776	13	—	602	4,233
Provision for taxes on income(b)	359	175	3	—	140	678
Income from continuing operations	2,483	601	10	—	462	3,555
Income from discontinued operations––net of tax	881	—	—	(881)	—	—
Net income attributable to noncontrolling interests	9	—	—	—	—	9
Net income attributable to Pfizer Inc. common shareholders	3,355	601	10	(881)	462	3,546
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	0.60	0.11	—	(0.16)	0.08	0.63
(a)For details of adjustments, see Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income.
(b)The effective tax rate on Non-GAAP Adjusted income was 15.3% in the first quarter of 2021, compared to 16.0% in the first quarter of 2020. The decrease was primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020
Purchase accounting adjustments
Amortization, depreciation and other(a)	$709	$780
Cost of sales	(5)	(4)
Total purchase accounting adjustments––pre-tax	704	776
Income taxes(b)	(187)	(175)
Total purchase accounting adjustments––net of tax	517	601
Acquisition-related items
Restructuring charges/(credits)(c)	(6)	—
Transaction costs(c)	—	3
Integration costs and other(c)	5	10
Total acquisition-related items––pre-tax	(2)	13
Income taxes(b)	—	(3)
Total acquisition-related items––net of tax	(1)	10
Discontinued operations
Income from discontinued operations––net of tax(d)	(9)	(881)
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(e)	25	40
Implementation costs and additional depreciation––asset restructuring(f)	85	23
Net (gains)/losses recognized during the period on equity securities(g)	(399)	195
Certain legal matters, net(g)	11	9
Business and legal entity alignment costs(h)	74	76
Actuarial valuation and other pension and postretirement plan (gains)/losses(i)	(39)	82
(Gain) on completion of Consumer Healthcare JV transaction(j)	—	(6)
Other(k)	83	183
Total certain significant items––pre-tax	(160)	602
Income taxes(b)	38	(140)
Total certain significant items––net of tax	(122)	462
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$385	$192
(a)Included primarily in Amortization of intangible assets.
(b)Included in Provision for taxes on income. Includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying the applicable tax rate.
(c)Included in Restructuring charges and certain acquisition-related costs. See Note 3.
(d)Included in Income from discontinued operations––net of tax. See Note 2A.
(e)Includes employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related costs (see Note 3).
(f)Relates to our cost-reduction and productivity initiatives not related to acquisitions (see Note 3). For the three months ended April 4, 2021, primarily included in Cost of sales ($21 million) and Selling, informational and administrative expenses ($64 million). For the three months ended March 29, 2020, primarily included in Cost of sales ($14 million) and Selling, informational and administrative expenses ($15 million).
(g)Included in Other (income)/deductions—net. See Note 4.
(h)For the three months ended April 4, 2021, primarily included in Cost of sales ($17 million) and Selling, informational and administrative expenses ($53 million) and for the three months ended March 29, 2020, primarily included in Cost of sales ($11 million) and Selling, informational and administrative expenses ($61 million) and mainly represents costs for consulting, legal, tax and advisory services associated with the internal reorganization of legal entities.
(i)Included in Other (income)/deductions––net. For the three months ended April 4, 2021, includes a $47 million interim actuarial remeasurement pre-tax gain and for the three months ended March 29, 2020, includes an $81 million interim actuarial remeasurement pre-tax loss. See Note 1C.
(j)Included in (Gain) on completion of Consumer Healthcare JV transaction. See Note 2B.
(k)For the three months ended April 4, 2021, primarily included in Other (income)/deductions––net ($77 million). For the three months ended March 29, 2020, primarily included in Selling, informational and administrative expenses ($17 million) and Other (income)/deductions––net ($164 million). Among other things, the three months ended April 4, 2021 includes charges of $49 million and the three months ended March 29, 2020 includes charges of $160 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the Consumer Healthcare JV.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Three Months Ended
(MILLIONS)	April 4, 2021	March 29, 2020	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$4,530	$2,155
The change is driven primarily by higher net income and advance payments in 2021 for BNT162b2 recorded in deferred revenue.
The change also reflects the impact of timing of receipts and payments in the ordinary course of business.

The change in Other adjustments, net is driven primarily by an increase in net unrealized gains on equity securities and an increase in equity income, partially offset by an increase in equity method dividends received and an increase in net losses on foreign exchange contracts hedging a portion of our forecasted intercompany inventory sales.

Investing activities from continuing operations	$(1,747)	$(53)
The change is driven mainly by a $3.5 billion increase in purchases of short-term investments with original maturities of greater than three months and a $580 million increase in net purchases of short-term investments with original maturities of three months or less, partially offset by a $2.2 billion increase in redemptions of short-term investments with original maturities of greater than three months.

Financing activities from continuing operations	$(2,807)	$(2,200)
The change is driven mostly by a $3.2 billion decrease in proceeds from short-term borrowings with maturities of three months or less, a $1.2 billion decrease in proceeds from issuances of long-term debt, and a $277 million payment to Viatris in connection with the spin-off of the Upjohn business, partially offset by a $2.2 billion net reduction in repayments of short-term borrowings with maturities of greater than three months and a $2.2 billion reduction in principal repayments on long-term debt.

Cash Flows from Discontinued Operations
Cash flows from discontinued operations relate to our former Upjohn Business and the Mylan-Japan collaboration (see Note 2A).
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

We rely largely on operating cash flows, short-term investments or commercial paper borrowings and long-term debt to provide for our liquidity requirements. We strive to improve cash inflows through working capital efficiencies. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we believe that we have, and will maintain, the ability to meet our liquidity needs for the foreseeable future. We have taken and will continue to take a conservative approach to our financial investments and monitoring of our liquidity position in response to market changes. Our debt investments consist primarily of high-quality, highly liquid, well-diversified available-for-sale debt securities.

Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of April 4, 2021, we had access to a $7 billion U.S. revolving credit facility expiring in 2025. In addition, our lenders have provided us an additional $317 million in lines of credit, of which $283 million expire within one year. Essentially all lines of credit were unused as of April 4, 2021.

Selected Measures of Liquidity and Capital Resources

The following presents certain relevant measures of our liquidity and capital resources:
(MILLIONS, EXCEPT RATIOS)	April 4, 2021	December 31, 2020
Selected financial assets(a):
Cash and cash equivalents	$1,768	$1,784
Short-term investments	11,899	10,437
Long-term investments, excluding private equity securities at cost	3,229	2,973
	16,895	15,195
Debt:
Short-term borrowings, including current portion of long-term debt	4,352	2,703
Long-term debt	35,347	37,133
	39,699	39,835
Selected net financial liabilities	$(22,803)	$(24,641)

Working capital(b)	$12,880	$9,147
Ratio of current assets to current liabilities	1.48:1	1.35:1
(a)See Note 7 for a description of certain assets held and for a description of credit risk related to our financial instruments held.
(b)The increase in working capital was primarily driven by an increase in short-term investments due to operating cash flow generation, and the timing of accruals, cash receipts and payments in the ordinary course of business, partially offset by capital expenditures.
For information about the sources and uses of our funds, see the Analysis of the Condensed Consolidated Statements of Cash Flows section within MD&A.
For information about credit ratings, interest rate risk and LIBOR, global economic conditions, and market risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources section within MD&A in our 2020 Form 10-K.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities. For more information on guarantees and indemnifications, see Note 12B.
Additionally, certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans and Accelerated Share Repurchase Agreements

At April 4, 2021, our remaining share-purchase authorization was approximately $5.3 billion, with no repurchases in the first three months of 2021. See Note 12 in our 2020 Form 10-K for more information on our publicly announced share-purchase plans.

Dividends on Common Stock
In April 2021, our BOD declared a dividend of $0.39 per share, payable on June 4, 2021, to shareholders of record at the close of business on May 7, 2021. The BOD decided to maintain Pfizer’s quarterly dividend at its current level for the second quarter of 2021 despite the recent declaration of a dividend payment by Viatris that is payable to those Pfizer shareholders that continue to hold, as of the Viatris dividend record date, Viatris shares received from the combination of Upjohn and Mylan.
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

NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standard, Not Adopted as of April 4, 2021
Standard/Description	Effective Date	Effect on the Financial Statements
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
	Elections can be adopted prospectively at any time through December 31, 2022.	We are assessing the impact of the provisions of this new guidance on our consolidated financial statements.
FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains forward-looking statements. We also provide forward-looking statements in other materials we release to the public, as well as public oral statements. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions.
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions and effects, including, among others, our efforts to respond to COVID-19, including our development of a vaccine to help prevent COVID-19 and our investigational protease inhibitors, the forecasted revenue contribution of BNT162b2 and the potential number of doses that we and BioNTech believe can be manufactured; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the benefits expected from our business development transactions; our anticipated liquidity position; our expectations regarding Ibrance; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; our planned capital spending; and the expectations for our quarterly dividend payments.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2020 Form 10-K.
Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2020 Form 10-K and within this MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below or in the Item 1A. Risk Factors section in our 2020 Form 10-K, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
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
•difficulties or delays in manufacturing, sales or marketing; supply disruptions, shortages or stock-outs at our or our third party suppliers’ facilities; and legal or regulatory actions;
•the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results, including impacts on our employees, manufacturing, supply chain, marketing, research and development and clinical trials;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes;
•legal defense costs, insurance expenses, settlement costs and contingencies, including those related to actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and the adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation;
•governmental laws and regulations affecting our operations, including, without limitation, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations, including, among others, any potential changes to the existing tax law by the current U.S. Presidential administration and Congress increasing the corporate tax rate and/or the tax rate on foreign earnings;
Risks Related to Intellectual Property, Technology and Security:
•any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•our ability to protect our patents and other intellectual property, including against claims of invalidity that could result in LOE, unasserted intellectual property claims and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products, including our vaccine to help prevent COVID-19 and potential treatments for COVID-19.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is incorporated by reference from the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources—Market Risk section within MD&A of our 2020 Form 10-K.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 12A.
ITEM 1A. RISK FACTORS
We refer to the “Our Operating Environment”, “The Global Economic Environment”, “COVID-19 Pandemic” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A of this Form 10-Q and to Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the first quarter of 2021(a):

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1 through January 31, 2021	17,147	$26.60	—	$5,292,881,709
February 1 through February 28, 2021	7,967,778	$33.96	—	$5,292,881,709
March 1 through April 4, 2021	2,654,032	$33.78	—	$5,292,881,709
Total	10,638,957	$33.90	—
(a)See Note 12 in our 2020 Form 10-K.
(b)Represents (i) 10,633,238 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 5,719 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
ITEM 6. EXHIBITS

Exhibit 18	-	Preferability Letter of KPMG dated May 13, 2021
Exhibit 22	-	Subsidiary Issuers of Guaranteed Securities
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	May 13, 2021	/s/ Jennifer B. Damico
Jennifer B. Damico, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)