Form 10-Q
period 2021-07-04
PFIZER INC
filed 2021-08-12
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

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

At August 9, 2021, 5,606,688,356 shares of the issuer’s voting common stock were outstanding.

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

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
Array	Array BioPharma Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BNT162b2	Pfizer-BioNTech COVID-19 Vaccine
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMA	conditional marketing authorization
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, Australia, South Korea and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, Australia, South Korea and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Central Europe, the Middle East, Africa and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2021
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GSK	GlaxoSmithKline plc
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meridian	Meridian Medical Technologies, Inc.
MTM	mark-to-market
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020

Myovant	Myovant Sciences Ltd.
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
OTC	over-the-counter
PBM	pharmacy benefit manager
PDUFA	Prescription Drug User Fee Act
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s global, primarily off-patent branded and generics business, which includes a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Valneva	Valneva SE
Viatris	Viatris Inc.
YTD	Year-to-date or six months ended
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues	$18,977	$9,864	$33,559	$19,947
Costs and expenses:
Cost of sales(a)	7,049	1,826	11,259	3,766
Selling, informational and administrative expenses(a)	2,928	2,659	5,712	5,200
Research and development expenses(a)	2,459	2,078	4,473	3,750
Amortization of intangible assets	931	869	1,802	1,718
Restructuring charges and certain acquisition-related costs	(1)	360	22	414
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	(6)
Other (income)/deductions––net	(998)	(955)	(2,001)	(764)
Income from continuing operations before provision for taxes on income	6,609	3,026	12,291	5,868
Provision for taxes on income	1,043	422	1,849	782
Income from continuing operations	5,565	2,604	10,443	5,087
Income from discontinued operations––net of tax	24	893	32	1,774
Net income before allocation to noncontrolling interests	5,589	3,497	10,475	6,860
Less: Net income attributable to noncontrolling interests	26	8	35	17
Net income attributable to Pfizer Inc. common shareholders	$5,563	$3,489	$10,440	$6,843

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.99	$0.47	$1.86	$0.91
Income from discontinued operations––net of tax	—	0.16	0.01	0.32
Net income attributable to Pfizer Inc. common shareholders	$0.99	$0.63	$1.87	$1.23

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.98	$0.46	$1.84	$0.90
Income from discontinued operations––net of tax	—	0.16	0.01	0.32
Net income attributable to Pfizer Inc. common shareholders	$0.98	$0.62	$1.84	$1.22

Weighted-average shares––basic	5,598	5,554	5,591	5,550
Weighted-average shares––diluted	5,678	5,619	5,670	5,616
(a)Exclusive of amortization of intangible assets, except as disclosed in Note 9 in this Form 10-Q and Note 1L in our 2020 Form 10-K.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income before allocation to noncontrolling interests	$5,589	$3,497	$10,475	$6,860

Foreign currency translation adjustments, net	36	(173)	501	(1,430)
Unrealized holding gains/(losses) on derivative financial instruments, net	(248)	213	(35)	(288)
Reclassification adjustments for (gains)/losses included in net income(a)	(21)	(186)	238	(167)
	(270)	27	203	(455)
Unrealized holding gains/(losses) on available-for-sale securities, net	59	42	138	(9)
Reclassification adjustments for (gains)/losses included in net income(b)	61	44	(181)	59
	120	87	(43)	50
Reclassification adjustments related to amortization of prior service costs and other, net	(39)	(45)	(79)	(89)
Other	(1)	5	(5)	4
	(41)	(40)	(84)	(85)
Other comprehensive income/(loss), before tax	(155)	(100)	577	(1,920)
Tax provision/(benefit) on other comprehensive income/(loss)	(63)	87	21	(293)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(92)	$(187)	$556	$(1,628)

Comprehensive income/(loss) before allocation to noncontrolling interests	$5,498	$3,310	$11,031	$5,233
Less: Comprehensive income/(loss) attributable to noncontrolling interests	28	(4)	38	5
Comprehensive income/(loss) attributable to Pfizer Inc.	$5,469	$3,314	$10,992	$5,228
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	July 4, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$2,372	$1,784
Short-term investments	19,328	10,437
Trade accounts receivable, less allowance for doubtful accounts: 2021—$500; 2020—$508	10,587	7,930
Inventories	8,948	8,046
Current tax assets	3,761	3,264
Other current assets	3,818	3,605
Total current assets	48,814	35,067
Equity-method investments	16,608	16,856
Long-term investments	4,334	3,406
Property, plant and equipment, less accumulated depreciation: 2021—$15,328; 2020—$14,812	14,224	13,900
Identifiable intangible assets	27,323	28,471
Goodwill	49,867	49,577
Noncurrent deferred tax assets and other noncurrent tax assets	2,694	2,383
Other noncurrent assets	6,056	4,569
Total assets	$169,920	$154,229

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2021—$3,687; 2020—$2,002	$3,888	$2,703
Trade accounts payable	4,327	4,309
Dividends payable	2,184	2,162
Income taxes payable	1,742	1,049
Accrued compensation and related items	2,015	3,058
Deferred revenues	4,291	1,113
Other current liabilities	17,217	11,527
Total current liabilities	35,664	25,920

Long-term debt	35,354	37,133
Pension benefit obligations	4,305	4,766
Postretirement benefit obligations	634	645
Noncurrent deferred tax liabilities	4,161	4,063
Other taxes payable	11,259	11,560
Other noncurrent liabilities	8,228	6,669
Total liabilities	99,605	90,756

Commitments and Contingencies

Common stock	472	470
Additional paid-in capital	89,336	88,674
Treasury stock	(111,356)	(110,988)
Retained earnings	96,346	90,392
Accumulated other comprehensive loss	(4,758)	(5,310)
Total Pfizer Inc. shareholders’ equity	70,042	63,238
Equity attributable to noncontrolling interests	273	235
Total equity	70,315	63,473
Total liabilities and equity	$169,920	$154,229
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, April 4, 2021	—	$—	9,445	$472	$89,002	(3,851)	$(111,349)	$95,158	$(4,664)	$68,620	$245	$68,865
Net income								5,563		5,563	26	5,589
Other comprehensive income/(loss), net of tax									(94)	(94)	2	(92)
Cash dividends declared, per share: $0.78
Common stock								(4,293)		(4,293)		(4,293)
Preferred stock										—		—
Noncontrolling interests										—	—	—
Share-based payment transactions			5	—	334	—	(7)	(76)		251		251
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	(7)		(6)	—	(6)
Balance, July 4, 2021	—	$—	9,450	$472	$89,336	(3,851)	$(111,356)	$96,346	$(4,758)	$70,042	$273	$70,315

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 29, 2020	417	$17	9,393	$470	$87,680	(3,841)	$(111,010)	$94,680	$(6,808)	$65,028	$312	$65,341
Net income								3,489		3,489	8	3,497
Other comprehensive income/(loss), net of tax									(174)	(174)	(12)	(187)
Cash dividends declared, per share: $0.76
Common stock								(4,223)		(4,223)		(4,223)
Preferred stock								—		—		—
Noncontrolling interests										—	(80)	(80)
Share-based payment transactions			2	—	221	—	1			222		222
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(417)	(17)			(14)	1	31			—		—
Other					—	—	—	—		—	—	—
Balance, June 28, 2020	—	$—	9,394	$470	$87,886	(3,840)	$(110,978)	$93,946	$(6,983)	$64,342	$228	$64,570
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2021	—	$—	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income								10,440		10,440	35	10,475
Other comprehensive income/(loss), net of tax									552	552	3	556
Cash dividends declared, per share: $0.78
Common stock								(4,377)		(4,377)		(4,377)
Preferred stock										—		—
Noncontrolling interests										—	—	—
Share-based payment transactions			43	2	662	(11)	(368)	(76)		221		221
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	(33)		(33)	—	(33)
Balance, July 4, 2021	—	$—	9,450	$472	$89,336	(3,851)	$(111,356)	$96,346	$(4,758)	$70,042	$273	$70,315

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$91,397	$(5,367)	$63,143	$303	$63,447
Net income								6,843		6,843	17	6,860
Other comprehensive income/(loss), net of tax									(1,616)	(1,616)	(12)	(1,628)
Cash dividends declared, per share: $0.76
Common stock								(4,294)		(4,294)		(4,294)
Preferred stock								—		—		—
Noncontrolling interests										—	(80)	(80)
Share-based payment transactions			25	1	473	(6)	(208)			266		266
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(431)	(17)			(15)	1	31			(1)		(1)
Other					—	—	—	—		—	—	—
Balance, June 28, 2020	—	$—	9,394	$470	$87,886	(3,840)	$(110,978)	$93,946	$(6,983)	$64,342	$228	$64,570
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020
Operating Activities
Net income before allocation to noncontrolling interests	$10,475	$6,860
Income from discontinued operations—net of tax	32	1,774
Net income from continuing operations before allocation to noncontrolling interests	10,443	5,087
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,554	2,365
Asset write-offs and impairments	77	58
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed	—	(6)
Deferred taxes from continuing operations	47	33
Share-based compensation expense	394	244
Benefit plan contributions in excess of expense/income	(779)	(526)
Other adjustments, net	(1,305)	(370)
Other changes in assets and liabilities, net of acquisitions and divestitures	4,398	(2,056)
Net cash provided by operating activities from continuing operations	15,828	4,829
Net cash provided by operating activities from discontinued operations	9	1,860
Net cash provided by operating activities	15,837	6,688

Investing Activities
Purchases of property, plant and equipment	(1,094)	(906)
Purchases of short-term investments	(15,982)	(5,141)
Proceeds from redemptions/sales of short-term investments	7,572	4,595
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(505)	(537)
Purchases of long-term investments	(100)	(168)
Proceeds from redemptions/sales of long-term investments	297	536
Other investing activities, net	(72)	(9)
Net cash provided by/(used in) investing activities from continuing operations	(9,884)	(1,630)
Net cash provided by/(used in) investing activities from discontinued operations	—	(11,452)
Net cash provided by/(used in) investing activities	(9,884)	(13,082)

Financing Activities
Proceeds from short-term borrowings	—	12,352
Principal payments on short-term borrowings	—	(13,166)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(499)	(2,314)
Proceeds from issuance of long-term debt	—	5,194
Principal payments on long-term debt	—	(2,181)
Cash dividends paid	(4,355)	(4,216)
Other financing activities, net	(509)	(163)
Net cash provided by/(used in) financing activities from continuing operations	(5,364)	(4,493)
Net cash provided by/(used in) financing activities from discontinued operations	—	11,452
Net cash provided by/(used in) financing activities	(5,364)	6,959
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	5	(70)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	593	495
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,825	1,350
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,418	$1,845
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$2,188	$1,290
Interest paid	798	910
Interest rate hedges	(67)	(66)

Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$1,204	$74
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

Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 30, 2021 and May 24, 2020, and for U.S. subsidiaries is as of and for the three and six months ended July 4, 2021 and June 28, 2020.
Business development activities impacted financial results in the periods presented. See Note 1A in our 2020 Form 10-K, and Note 2. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. For additional information, see Note 2B in our 2020 Form 10-K. On December 21, 2020, which fell in Pfizer’s international first quarter of 2021, Pfizer and Viatris completed the termination of the Mylan-Japan collaboration pursuant to an agreement dated November 13, 2020 and we transferred related inventories and operations that were part of the Mylan-Japan collaboration to Viatris. As a result, the financial position and results of operations of the Upjohn Business and the Mylan-Japan collaboration are presented as discontinued operations. Prior-period information has been restated to reflect our current organization structure.
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

C. Change in Accounting Principle

In the first quarter of 2021, we adopted a change in accounting principle to a more preferable policy under U.S. GAAP to immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (MTM Accounting). Under the prior policy, we deferred recognition of these gains and losses in Accumulated other comprehensive loss. The accumulated actuarial gains/losses outside of a “corridor” were then amortized into net periodic benefit costs over the average remaining service period or the average life expectancy of participants. This change has been applied to all pension and postretirement plans on a retrospective basis for all prior periods presented, and as of January 1, 2020, resulted in a cumulative effect decrease to Retained earnings of $6.3 billion, with a corresponding offset to Accumulated other comprehensive loss. Each time a pension or postretirement plan is remeasured, the actuarial gain or loss is recognized immediately and classified as Other (income)/deductions––net.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impacts of the adjustments on our condensed consolidated financial statements are summarized as follows:
	Three Months Ended
	July 4, 2021			June 28, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Income:
Other (income)/deductions––net	$(916)	$(82)	$(998)	$(873)	$(82)	$(955)
Income from continuing operations before provision for taxes on income	6,527	82	6,609	2,944	82	3,026
Provision for taxes on income	1,025	18	1,043	396	26	422
Income from discontinued operations––net of tax	24	—	24	887	6	893
Net income before allocation to noncontrolling interests	5,526	63	5,589	3,434	62	3,497
Net income attributable to Pfizer Inc. common shareholders	5,500	63	5,563	3,426	62	3,489
Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.98	$0.01	$0.99	$0.46	$0.01	$0.47
Income from discontinued operations––net of tax	—	—	—	0.16	—	0.16
Net income attributable to Pfizer Inc. common shareholders	0.98	0.01	0.99	0.62	0.01	0.63
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.97	$0.01	$0.98	$0.45	$0.01	$0.46
Income from discontinued operations––net of tax	—	—	—	0.16	—	0.16
Net income attributable to Pfizer Inc. common shareholders	0.97	0.01	0.98	0.61	0.01	0.62
Condensed Consolidated Statements of Comprehensive Income:
Foreign currency translation adjustments, net	$61	$(25)	$36	$(242)	$68	$(173)
Benefit plans: actuarial gains/(losses), net	(2)	2	—	5	(5)	—
Reclassification adjustments related to amortization	74	(74)	—	67	(67)	—
Reclassification adjustments related to settlements, net	3	(3)	—	13	(13)	—
Other	(25)	25	—	68	(68)	—
Tax provision/(benefit) on other comprehensive income/(loss)	(4)	(59)	(63)	113	(26)	87

	Six Months Ended
	July 4, 2021			June 28, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Income:
Other (income)/deductions––net	$(1,773)	$(228)	$(2,001)	$(657)	$(107)	$(764)
Income from continuing operations before provision for taxes on income	12,063	228	12,291	5,761	107	5,868
Provision for taxes on income	1,798	51	1,849	751	30	782
Income from discontinued operations––net of tax	32	—	32	1,835	(61)	1,774
Net income before allocation to noncontrolling interests	10,298	177	10,475	6,845	16	6,860
Net income attributable to Pfizer Inc. common shareholders	10,263	177	10,440	6,828	16	6,843
Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.83	$0.03	$1.86	$0.90	$0.01	$0.91
Income from discontinued operations––net of tax	0.01	—	0.01	0.33	(0.01)	0.32
Net income attributable to Pfizer Inc. common shareholders	1.84	0.03	1.87	1.23	—	1.23
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.81	$0.03	$1.84	$0.89	$0.01	$0.90
Income from discontinued operations––net of tax	0.01	—	0.01	0.33	(0.01)	0.32
Net income attributable to Pfizer Inc. common shareholders	1.81	0.03	1.84	1.22	—	1.22

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended
	July 4, 2021			June 28, 2020
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Comprehensive Income:
Foreign currency translation adjustments, net	$607	$(106)	$501	$(1,513)	$84	$(1,430)
Benefit plans: actuarial gains/(losses), net	45	(45)	—	(160)	160	—
Reclassification adjustments related to amortization	148	(148)	—	133	(133)	—
Reclassification adjustments related to settlements, net	23	(23)	—	66	(66)	—
Other	(106)	106	—	84	(84)	—
Tax provision/(benefit) on other comprehensive income/(loss)	69	(47)	21	(265)	(28)	(293)
Condensed Consolidated Statements of Cash Flows:
Deferred taxes from continuing operations	$(4)	$51	$47	$3	$30	$33
Benefit plan contributions in excess of expense/income	(551)	(228)	(779)	(419)	(107)	(526)

	July 4, 2021			December 31, 2020
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Balance Sheets:
Noncurrent deferred tax assets and other noncurrent tax assets	$2,697	$(3)	$2,694	$2,383	$—	$2,383
Other noncurrent assets	6,044	12	6,056	4,569	—	4,569
Pension benefit obligations	4,305	(1)	4,305	4,766	—	4,766
Retained earnings	96,169	177	96,346	96,770	(6,378)	90,392
Accumulated other comprehensive loss	(4,589)	(168)	(4,758)	(11,688)	6,378	(5,310)
D. Revenues and Trade Accounts Receivable
Customers––Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In the U.S., we primarily sell our vaccine products directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery networks. Outside the U.S., we primarily sell our vaccines to government and non-government institutions.
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	July 4, 2021	December 31, 2020
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$959	$861
Other current liabilities:
Accrued rebates	3,301	3,017
Other accruals	443	436
Other noncurrent liabilities	384	399
Total accrued rebates and other sales-related accruals	$5,087	$4,712
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
During the three and six months ended July 4, 2021 and June 28, 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2020 Form 10-K.
Note 2. Discontinued Operations and Equity-Method Investment
A. Discontinued Operations
Upjohn Separation and Combination with Mylan
On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan to form Viatris. See Note 1A.
In connection with this transaction, Pfizer and Viatris entered into various agreements to effect the separation and combination to provide a framework for our relationship after the combination, including a separation and distribution agreement, interim operating models, including agency arrangements, manufacturing and supply agreements (MSAs), transition service agreements (TSAs), a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. In the three and six months ended July 4, 2021, the amounts recorded under the above agreements were not material to our consolidated results of operations. Net amounts due from Viatris under the above agreements were approximately $434 million as of July 4, 2021 and $401 million as of December 31, 2020. The cash flows associated with the above agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in the first quarter of 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net, and was recorded as a payable to Viatris in Other current liabilities as of December 31, 2020. In addition, Pfizer and Mylan had pre-existing arms-length commercial agreements, which are continuing with Viatris and are not material to Pfizer’s consolidated financial statements.
The operating results of the Upjohn Business and the Mylan-Japan collaboration are reported as Income from discontinued operations––net of tax.

Components of Income from discontinued operations––net of tax:
	Three Months Ended(a)		Six Months Ended(a)
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues	$—	$1,937	$27	$3,883
Costs and expenses:
Cost of sales	—	458	14	900
Selling, informational and administrative expenses	6	371	(2)	703
Research and development expenses	—	54	1	105
Amortization of intangible assets	—	36	—	72
Restructuring charges and certain acquisition-related costs	—	2	—	17
Other (income)/deductions––net	—	1	1	71
Pre-tax income/(loss) from discontinued operations	(6)	1,015	13	2,015
Provision/(benefit) for taxes on income	(30)	122	(19)	241
Income from discontinued operations––net of tax	$24	$893	$32	$1,774
(a)In the second quarter of 2021, Income from discontinued operations—net of tax reflects post-closing adjustments directly related to our discontinued operations, including tax and benefits-related adjustments. In the first six months of 2021, Income from discontinued operations—net of tax also includes the operations of the Mylan-Japan collaboration, which terminated during Pfizer’s international first quarter of 2021, and a post-closing adjustment for a legal matter directly related to the discontinued Upjohn Business. In the three and six months ended June 28, 2020, Income from discontinued operations—net of tax relates to the Upjohn Business and the Mylan-Japan collaboration and includes the change in accounting principle in the first quarter of 2021 to MTM Accounting, which has been applied on a retrospective basis for all prior periods presented. See Note 1C.

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
We are accounting for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $16.4 billion as of July 4, 2021 and $16.7 billion as of December 31, 2020 and is reported as a private equity investment in Equity-method investments as of July 4, 2021 and December 31, 2020. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2020 is primarily due to dividends totaling approximately $274 million, as well as $200 million in pre-tax foreign currency translation adjustments (see Note 6), partially offset by our share of the JV’s earnings. We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of the JV’s earnings generated in the first quarter of 2021, which we recorded in our operating results in the second quarter of 2021, was $148 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and first quarter of 2021, which we recorded in our operating results in the first six months of 2021, was $218 million. Our total share of the JV’s earnings generated in the first quarter of 2020, which we recorded in our operating results in the second quarter of 2020, was $129 million. Our total share of the JV’s earnings generated in the fourth quarter of 2019 and first quarter of 2020, which we recorded in our operating results in the first six months of 2020, was $140 million. See Note 4. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV is included in Other (income)/deductions––net and was not material to our results of operations in the periods presented. See Note 4.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, for the three and six months ending March 31, 2021, the most recent period available, and for the three and six months ending March 31, 2020, is as follows:

	Three Months Ended		Six Months Ended
(MILLIONS)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net sales	$3,180	$3,503	$6,275	$6,691
Cost of sales	(1,169)	(1,394)	(2,356)	(3,205)
Gross profit	$2,011	$2,109	$3,919	$3,486
Income from continuing operations	483	425	716	471
Net income	483	425	716	471
Income attributable to shareholders	461	405	682	441
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We have undertaken efforts to ensure our cost base aligns appropriately with our new operating structure. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. In addition, we are taking steps to restructure our corporate enabling functions to appropriately support and drive the purpose of our business and R&D and PGS platform functions. The program costs discussed below are expected to be incurred primarily from 2020 through 2022, and may be rounded and represent approximations.
We expect costs for this program, primarily related to corporate enabling functions, to total $1.6 billion on a pre-tax basis, with substantially all costs to be cash expenditures. Actions include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also, as part of this program, we expect to incur costs related to manufacturing network optimization, including certain legacy cost-reduction initiatives, of $500 million, with approximately 20% of the costs to be non-cash. The costs for this effort include, among other things, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
From the start of this program in the fourth quarter of 2019 through July 4, 2021, we incurred costs of $1.2 billion.
B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits, which are composed primarily of the Transforming to a More Focused Company program:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Restructuring charges/(credits):
Employee terminations	$(4)	$345	$19	$355
Asset impairments	2	(8)	(2)	23
Exit costs/(credits)	(3)	1	(3)	1
Restructuring charges/(credits)(a)	(5)	338	14	379
Transaction costs(b)	—	11	—	14
Integration costs and other(c)	4	11	8	21
Restructuring charges and certain acquisition-related costs	(1)	360	22	414
Net periodic benefit costs recorded in Other (income)/deductions––net(d)	4	1	12	2
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	31	4	41	10
Selling, informational and administrative expenses	16	—	16	—
Research and development expenses	—	2	—	(3)
Total additional depreciation––asset restructuring	47	6	56	6
Implementation costs recorded in our condensed consolidated statements of income as follows(f):
Cost of sales	10	9	21	17
Selling, informational and administrative expenses	80	63	144	78
Research and development expenses	—	1	—	1
Total implementation costs	90	73	166	96
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$140	$441	$256	$518
(a)Primarily represents cost reduction initiatives.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(d)Amounts for the three and six months ended June 28, 2020 include the impact of a change in accounting principle. See Note 1C.
(e)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(f)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2020(a)	$782	$—	$15	$798
Provision	19	(2)	(3)	14
Utilization and other(b)	(215)	2	(1)	(215)
Balance, July 4, 2021(c)	$585	$—	$11	$596
(a)Included in Other current liabilities ($628 million) and Other noncurrent liabilities ($169 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($473 million) and Other noncurrent liabilities ($123 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest income	$(13)	$(19)	$(12)	$(53)
Interest expense	316	367	651	757
Net interest expense	303	348	639	704
Royalty-related income	(212)	(191)	(388)	(310)
Net (gains)/losses on asset disposals	(58)	1	(98)	2
Net (gains)/losses recognized during the period on equity securities(a)	(800)	(732)	(1,200)	(478)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(21)	(100)	(252)	(215)
Net periodic benefit costs/(credits) other than service costs(c)	(237)	(191)	(503)	(294)
Certain legal matters, net(d)	369	14	420	22
Consumer Healthcare JV equity method (income)/loss(e)	(140)	(126)	(202)	(92)
Other, net	(201)	22	(417)	(104)
Other (income)/deductions––net	$(998)	$(955)	$(2,001)	$(764)
(a)The gains in the second quarter and first six months of 2021 include, among other things, unrealized gains of $917 million and $1.0 billion, respectively, related to investments in BioNTech and Cerevel Therapeutics, LLC. The gains in the second quarter and first six months of 2020 included, among other things, unrealized gains of $568 million and $501 million, respectively, related to our investments in Allogene and BioNTech.
(b)The first six months of 2021 includes, among other things, $188 million of net collaboration income from BioNTech in the first quarter of 2021 related to the COVID-19 vaccine. The second quarter and first six months of 2020 mainly included, among other things, $40 million of milestone income from Puma Biotechnology, Inc. related to Neratinib regulatory approvals in the EU, and $30 million of milestone income from Lilly related to the first commercial sale in the U.S. of LOXO-292 for the treatment of RET fusion-positive NSCLC. The first six months of 2020 also included an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, Inc.
(c)Amounts include the impact of a change in accounting principle. See Notes 1C and 10.
(d)The second quarter and first six months of 2021 primarily include an amount to resolve a Multi-District Litigation relating to EpiPen pending against the Company in the U.S. District Court for the District of Kansas for $345 million, which remains subject to court approval. See Note 12A1.
(e)See Note 2B.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 15.8% for the second quarter of 2021, compared to 14.0% for the second quarter of 2020, and was 15.0% for the first six months of 2021, compared to 13.3% for the first six months of 2020.
The higher effective tax rate for the second quarter and first six months of 2021, compared to the second quarter and first six months of 2020, was due to a change in the jurisdictional mix of earnings primarily related to BNT162b2.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The third annual installment of this liability was paid by its April 15, 2021 due date. The fourth annual installment is due April 15, 2022 and is reported in current Income taxes payable as of July 4, 2021. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
For additional information, see Note 5D in our 2020 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Foreign currency translation adjustments, net(a)	$(19)	$70	$2	$(177)
Unrealized holding gains/(losses) on derivative financial instruments, net	(51)	51	7	(82)
Reclassification adjustments for (gains)/losses included in net income	1	(35)	35	(20)
	(50)	16	43	(102)
Unrealized holding gains/(losses) on available-for-sale securities, net	7	5	17	(1)
Reclassification adjustments for (gains)/losses included in net income	8	6	(23)	7
	15	11	(5)	6
Reclassification adjustments related to amortization of prior service costs and other, net	(8)	(11)	(17)	(21)
Other	(1)	1	(1)	1
	(8)	(9)	(18)	(20)
Tax provision/(benefit) on other comprehensive income/(loss)	$(63)	$87	$21	$(293)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2020(a)	$(5,450)	$(428)	$116	$452	$(5,310)
Other comprehensive income/(loss)(b)	495	160	(37)	(66)	552
Balance, July 4, 2021	$(4,955)	$(268)	$79	$386	$(4,758)
(a)Amounts include the impact of a change in accounting principle. See Note 1C.
(b)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments primarily include gains from the strengthening of the U.K. pound, Canadian dollar and euro against the U.S. dollar, and net gains related to the impact of our net investment hedging program, partially offset by net losses from foreign currency translation adjustments related to our equity-method investment in the Consumer Healthcare JV (see Note 2B).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	July 4, 2021			December 31, 2020
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$2,284	$—	$2,284	$567	$—	$567

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	12,448	—	12,448	7,719	—	7,719
Government and agency—U.S.	260	—	260	982	—	982
Corporate and other	1,317	—	1,317	1,008	—	1,008
	14,025	—	14,025	9,709	—	9,709
Total short-term investments	16,309	—	16,309	10,276	—	10,276
Other current assets
Derivative assets:
Interest rate contracts	2	—	2	18	—	18
Foreign exchange contracts	289	—	289	234	—	234
Total other current assets	290	—	290	251	—	251
Long-term investments
Classified as equity securities with readily determinable fair values(a)	3,736	3,711	25	2,809	2,776	32

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	9	—	9	6	—	6
Government and agency—U.S.	54	—	54	121	—	121
Corporate and other	—	—	—	—	—	—
	63	—	63	128	—	128
Total long-term investments	3,799	3,711	88	2,936	2,776	160
Other noncurrent assets
Derivative assets:
Interest rate contracts	23	—	23	117	—	117
Foreign exchange contracts	142	—	142	5	—	5
Total derivative assets	165	—	165	122	—	122
Insurance contracts(b)	767	—	767	693	—	693
Total other noncurrent assets	931	—	931	814	—	814
Total assets	$21,330	$3,711	$17,618	$14,278	$2,776	$11,501

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$308	$—	$308	$501	$—	$501
Total other current liabilities	308	—	308	501	—	501
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	651	—	651	599	—	599
Total other noncurrent liabilities	651	—	651	599	—	599
Total liabilities	$959	$—	$959	$1,100	$—	$1,100
(a)Long-term equity securities of $181 million as of July 4, 2021 and $190 million as of December 31, 2020 were held in restricted trusts for employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

Carrying values and estimated fair values using a market approach:
	July 4, 2021		December 31, 2020
(MILLIONS)	Carrying Value	Estimated Fair Value at Level 2	Carrying Value	Estimated Fair Value at Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$35,354	$41,725	$37,133	$45,533
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of July 4, 2021 and December 31, 2020. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	July 4, 2021	December 31, 2020
Short-term investments
Equity securities with readily determinable fair values(a)	$2,284	$567
Available-for-sale debt securities	14,025	9,709
Held-to-maturity debt securities	3,019	161
Total Short-term investments	$19,328	$10,437

Long-term investments
Equity securities with readily determinable fair values	$3,736	$2,809
Available-for-sale debt securities	63	128
Held-to-maturity debt securities	35	37
Private equity securities at cost(b)	500	432
Total Long-term investments	$4,334	$3,406
Equity-method investments	16,608	16,856
Total long-term investments and equity-method investments	$20,942	$20,262
Held-to-maturity cash equivalents	$567	$89
(a)As of July 4, 2021 and December 31, 2020, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At July 4, 2021, our debt investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:
	July 4, 2021							December 31, 2020
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$12,371	$122	$(35)	$12,457	$12,448	$9	$—	$7,593	$136	$(4)	$7,725
Government and agency––U.S.	314	—	(1)	314	260	54	—	1,104	—	(1)	1,103
Corporate and other	1,312	5	—	1,317	1,317	—	—	1,006	2	—	1,008
Held-to-maturity debt securities
Time deposits and other	914	—	—	914	884	19	11	283	—	—	283
Government and agency––non-U.S.	2,706	—	—	2,706	2,701	4	1	5	—	—	5
Total debt securities	$17,618	$126	$(36)	$17,709	$17,611	$86	$12	$9,991	$138	$(5)	$10,124
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net (gains)/losses recognized during the period on equity securities(a)	(800)	$(732)	(1,200)	$(478)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	24	1	(5)	(18)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(823)	$(733)	$(1,196)	$(459)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. As of July 4, 2021, there were cumulative impairments and downward adjustments of $93 million and upward adjustments of $98 million. Impairments, downward and upward adjustments were not significant in the second quarters and first six months of 2021 and 2020.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	July 4, 2021	December 31, 2020
Commercial paper	$100	$556
Current portion of long-term debt, principal amount	3,689	2,004
Other short-term borrowings, principal amount(a)	101	145
Total short-term borrowings, principal amount	3,890	2,705
Net unamortized discounts, premiums and debt issuance costs	(2)	(2)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$3,888	$2,703
(a)Includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	July 4, 2021	December 31, 2020
Total long-term debt, principal amount	$34,038	$35,774
Net fair value adjustments related to hedging and purchase accounting	1,507	1,562
Net unamortized discounts, premiums and debt issuance costs	(196)	(207)
Other long-term debt	5	4
Total long-term debt, carried at historical proceeds, as adjusted	$35,354	$37,133
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$3,687	$2,002
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

The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen and Canadian dollar. We hedge a portion of our forecasted intercompany inventory sales denominated in euro, Japanese yen, Canadian dollar, Chinese renminbi, U.K. pound and Australian dollar for up to two years.

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

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
	July 4, 2021			December 31, 2020
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,630	$340	$846	$24,369	$145	$1,005
Interest rate contracts	1,000	24	—	1,950	135	—
		364	846		280	1,005

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,085	91	113	$15,063	94	95

Total		$455	$959		$373	$1,100
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of July 4, 2021 and $5.0 billion as of December 31, 2020.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$(258)	$187	$13	$172
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	9	13	8	14
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	26	6	—	—	—	—
Hedged item	(26)	(6)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	1	(144)	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(c)	—	—	36	29	26	42
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	(11)	—	—	—
Foreign currency long-term debt	—	—	(8)	(42)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(65)	8	—	—	—	—
All other net(c)	—	—	—	12	—	—
	$(65)	$8	$(230)	$56	$47	$228

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$(56)	$(341)	$(255)	$126
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	21	42	18	41
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(1)	392	—	—	—	—
Hedged item	1	(392)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	155	240	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(c)	—	—	35	176	55	84
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	27	8	—	—
Foreign currency long-term debt	—	—	48	3	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(23)	(51)	—	—	—	—
All other net(c)	—	—	—	12	—	(1)
	$(23)	$(51)	$230	$139	$(182)	$251
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.
(b)The amounts reclassified from OCI into COS were:
•a net loss of $31 million in the second quarter of 2021;
•a net loss of $76 million in the first six months of 2021;
•a net gain of $80 million in the second quarter of 2020; and
•a net gain of $150 million in the first six months of 2020.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $128 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 22 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings which are used in net investment hedges. The short-term borrowings carrying value as of July 4, 2021 was $1.2 billion. The long-term debt carrying values as of July 4, 2021 and December 31, 2020 were $881 million and $2.1 billion, respectively.

The following summarizes cumulative basis adjustments for fair value hedges to our long-term debt:
	July 4, 2021			December 31, 2020
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$993	$23	$1,202	$2,016	$117	$1,149
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

As of July 4, 2021, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by Japan, Germany, U.K., Canada, France, Denmark, Australia and the Netherlands.

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association (ISDA) master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of July 4, 2021, the aggregate fair value of these derivative financial instruments that are in a net payable position was $618 million, for which we have posted collateral of $716 million with a corresponding amount reported in Short-term investments. As of July 4, 2021, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $35 million, for which we have received collateral of $25 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	July 4, 2021	December 31, 2020
Finished goods	$3,702	$2,878
Work-in-process	4,388	4,430
Raw materials and supplies	859	738
Inventories(a)	$8,948	$8,046
Noncurrent inventories not included above(b)	$981	$890
(a)The change from December 31, 2020 primarily reflects increases for certain products, including inventory build for new product launches (primarily BNT162b2), supply recovery and foreign exchange, partially offset by decreases due to market demand and network strategy.
(b)Included in Other noncurrent assets. There are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for BNT162b2, which totaled $4.5 billion as of July 4, 2021 and $25 million as of December 31, 2020.
Note 9. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	July 4, 2021			December 31, 2020
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$74,370	$(52,754)	$21,616	$73,545	$(50,902)	$22,643
Brands	922	(791)	131	922	(774)	148
Licensing agreements and other	2,290	(1,248)	1,042	2,292	(1,186)	1,106
	77,582	(54,793)	22,789	76,759	(52,862)	23,896
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D	3,134		3,134	3,175		3,175
Licensing agreements and other	573		573	573		573
	4,535		4,535	4,575		4,575
Identifiable intangible assets(b)	$82,116	$(54,793)	$27,323	$81,334	$(52,862)	$28,471
(a)The increase in the gross carrying amount primarily reflects $500 million of capitalized BNT162b2 sales milestones to BioNTech.
(b)The decrease is primarily due to amortization, partially offset by the capitalization of the BNT162b2 milestones described above.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization
Total amortization of finite-lived intangible assets was $942 million for the second quarter of 2021 and $880 million for the second quarter of 2020, and $1.8 billion for the first six months of 2021 and $1.7 billion for the first six months of 2020.
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

The following summarizes the components of net periodic benefit cost/(credit), including in 2020 costs/(credits) reported as part of discontinued operations:
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$—	$—	$33	$36	$9	$10
Interest cost	114	138	37	40	7	13
Expected return on plan assets	(261)	(251)	(82)	(78)	(10)	(9)
Amortization of prior service credits	—	(1)	—	(1)	(39)	(43)
Curtailments	—	—	(1)	—	—	—
Actuarial (gains)/losses	2	(6)	—	—	—	—
Special termination benefits	4	—	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$(142)	$(119)	$(14)	$(3)	$(32)	$(30)
	Pension Plans
	U.S.		International		Postretirement Plans
	Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$—	$—	$66	$72	$18	$19
Interest cost	227	280	73	82	14	25
Expected return on plan assets	(521)	(503)	(164)	(159)	(20)	(18)
Amortization of prior service credits	(1)	(2)	(1)	(1)	(77)	(86)
Curtailments	—	—	(1)	—	—	—
Actuarial (gains)/losses	(45)	158	—	3	—	—
Special termination benefits	12	1	—	—	1	—
Net periodic benefit cost/(credit) reported in income	$(329)	$(66)	$(26)	$(4)	$(64)	$(59)
The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
For the six months ended July 4, 2021, we contributed $111 million, $217 million, and $31 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc.	$5,539	$2,596	$10,408	$5,070
Less: Preferred stock dividends––net of tax	—	—	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	5,539	2,596	10,408	5,070
Income from discontinued operations––net of tax	24	893	32	1,774
Net income attributable to Pfizer Inc. common shareholders	$5,563	$3,489	$10,440	$6,843
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$5,539	$2,596	$10,408	$5,070
Income from discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	24	893	32	1,774
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$5,563	$3,489	$10,440	$6,843
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,598	5,554	5,591	5,550
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	80	65	79	66
Weighted-average number of common shares outstanding––Diluted	5,678	5,619	5,670	5,616
Anti-dilutive common stock equivalents(a)	5	6	4	4
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
Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For proceedings under environmental laws to which a governmental authority is a party, we have adopted a disclosure threshold of $1 million in potential or actual governmental monetary sanctions.
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
We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In 2017, the Patent Trial and Appeal Board (PTAB) initiated proceedings, which remain pending, with respect to two of our pneumococcal vaccine patents. However, the PTAB declined to initiate proceedings as to two other pneumococcal vaccine patents; those two patents, and one other patent, are now being challenged in federal court in Delaware. Challenges to other pneumococcal vaccine patents remain pending outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio could potentially allow a competitor’s vaccine into the marketplace. In the event

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that any of the patents are found valid and infringed, a competitor’s vaccine might be prohibited from entering the market or a competitor might be required to pay us a royalty.
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
EpiPen
Beginning in 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan former Chief Executive Officer, Heather Bresch. The plaintiffs in these actions seek to represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. In 2020, a similar lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, King, Meridian and the Mylan entities on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants (the 2020 Lawsuit). Plaintiffs in these actions generally allege, against Pfizer and/or its affiliates, that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal and various state antitrust laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs also filed various federal antitrust, state consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In 2017, all of these actions, except for the 2020 Lawsuit, were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties. In July 2021, Pfizer and plaintiffs filed a stipulation of settlement to resolve the Multi-District Litigation for $345 million. The settlement is subject to court approval, and the payment is being made in accordance with the terms of the settlement agreement. Separately, with respect to the 2020 Lawsuit, in July 2021, the District Court granted Pfizer’s motion to dismiss the direct purchaser complaint, without prejudice.
In July 2020, a new lawsuit was filed in the U.S. District Court for the District of Colorado on behalf of indirect purchasers. Plaintiff represents a putative U.S. nationwide class of persons or entities who paid for any portion of the end-user purchase price of certain refill or replacement EpiPens since 2010. Plaintiff alleges that Pfizer and Meridian misrepresented the shelf-life and expiration date of EpiPen, in violation of the federal RICO statute. Plaintiff seeks treble damages for alleged unnecessary replacement or refill purchases of EpiPens by members of the putative class. Pfizer and plaintiff reached an agreement to settle the action on terms not material to Pfizer, and in July 2021, filed a joint stipulation of dismissal with prejudice.
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
Array Securities Litigation
In 2017, two purported class actions were filed in the U.S. District Court for the District of Colorado alleging that Array, which we acquired in 2019 and is our wholly owned subsidiary, and certain of its former officers violated federal securities laws in connection with certain disclosures made, or omitted, by Array regarding the NRAS-mutant melanoma program. In 2018, the actions were consolidated into a single proceeding. In March 2021, the parties reached an agreement in principle to resolve the litigation on terms not material to Pfizer, which is subject to final Court approval.
Zantac
A number of lawsuits have been filed against Pfizer in various federal and state courts alleging that plaintiffs developed various types of cancer, or face an increased risk of developing cancer, purportedly as a result of the ingestion of Zantac. The significant majority of these cases also name other defendants that have historically manufactured and/or sold Zantac. Pfizer has not sold Zantac since 2006, and only sold an OTC version of the product. Plaintiffs seek compensatory and punitive damages.
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Southern District of Florida. Plaintiffs in the Multi-District Litigation have filed against Pfizer and many other defendants a master personal injury complaint, a consolidated consumer class action complaint alleging, among other things, claims under consumer protection statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. Plaintiffs previously had filed a consolidated third-party payor class action complaint alleging violation of the RICO statute and seeking reimbursement for payments made for the prescription version of Zantac, but the Multi-District Litigation court dismissed that complaint; Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit. In addition, (i) Pfizer has received service of two Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state court, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
We have accrued for the estimated costs of the site remedies for the Bound Brook facility.
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
Allergan Complaint for Indemnity
In 2019, Pfizer was named as a defendant in a complaint, along with King, filed by Allergan Finance LLC (Allergan) in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer's acquisition of King in 2010. This suit was voluntarily discontinued without prejudice in January 2021.
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
Zantac––State of New Mexico and Mayor and City Council of Baltimore Civil Actions
See Note 12A2. Contingencies and Certain Commitments: Legal Proceedings––Product Litigation––Zantac above for information regarding civil actions separately filed by the State of New Mexico and the Mayor and City Council of Baltimore alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 4, 2021, the estimated fair value of these indemnification obligations was not significant.

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
Note 13. Product, Geographic and Other Revenue Information
A. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
United States	$7,593	$5,113	48	$15,190	$10,403	46
Developed Europe	4,577	1,864	*	7,615	3,573	*
Developed Rest of World	2,997	989	*	4,120	1,908	*
Emerging Markets	3,810	1,897	*	6,634	4,063	63
Revenues	$18,977	$9,864	92	$33,559	$19,947	68
* Indicates calculation not meaningful or results are equal to or greater than 100%.
We and our collaboration partner, BioNTech, have entered into agreements to supply pre-specified doses of BNT162b2 with multiple developed and emerging nations around the world and are continuing to deliver doses of BNT162b2 under such agreements. We currently sell the BNT162b2 vaccine directly to government and government sponsored customers. This includes supply agreements entered into in November 2020 and February and May 2021 with the European Commission (EC) on behalf of the different EU member states and certain other countries. Each EU member state submits its own BNT162b2 vaccine order to us and is responsible for payment pursuant to terms of the supply agreements negotiated by the EC.
B. Other Revenue Information
Significant Customers
For information on our significant wholesale customers, see Note 17B in our 2020 Form 10-K. Additionally, revenues from the U.S. government represented 12% and 14% of total revenues for the three and six months ended July 4, 2021, respectively, and primarily represent sales of BNT162b2. Accounts receivable from the U.S. government represented 9% of total trade accounts receivable as of July 4, 2021, and primarily relate to sales of BNT162b2.
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
TOTAL REVENUES(a)		$18,977	$9,864	$33,559	$19,947
Vaccines		$9,234	$1,247	$14,127	$2,857
BNT162b2 direct sales and alliance revenues	Active immunization to prevent COVID-19	7,838	—	11,300	—
Prevnar 13/Prevenar 13	Pneumococcal disease	1,241	1,116	2,524	2,566
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	61	45	114	93
Nimenrix	Meningococcal disease	49	56	95	130
All other Vaccines	Various	46	30	94	68

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Oncology		$3,145	$2,647	$6,007	$5,082
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,404	1,349	2,657	2,598
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	303	266	570	475
Inlyta	Advanced RCC	257	195	486	364
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	194	209	394	414
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	136	113	259	213
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	120	138	255	287
Ruxience(b)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	120	11	218	19
Zirabev(b)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	129	9	215	15
Retacrit(b)	Anemia	103	87	212	176
Lorbrena	ALK-positive metastatic NSCLC	66	46	126	88
Aromasin	Post-menopausal early and advanced breast cancer	51	39	103	72
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	45	46	95	90
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy	42	36	89	74
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	36	32	71	69
All other Oncology	Various	138	69	257	128
Internal Medicine		$2,403	$2,279	$4,997	$4,610
Eliquis direct sales and alliance revenues	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,481	1,272	3,124	2,572
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	184	235	401	505
Premarin family	Symptoms of menopause	128	152	271	304
Toviaz	Overactive bladder	62	64	119	124
BMP2	Development of bone and cartilage	66	57	115	127
Pristiq	Depression	42	43	101	84
All other Internal Medicine	Various	440	455	865	894
Hospital(a)		$2,259	$1,863	$4,602	$3,951
Sulperazon	Bacterial infections	141	102	334	289
Medrol	Anti-inflammatory glucocorticoid	112	78	211	207
Zavicefta	Bacterial infections	104	46	198	95
Vfend	Fungal infections	72	75	153	149
Fragmin	Treatment/prevention of venous thromboembolism	77	58	149	118
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	80	75	147	160
Zithromax	Bacterial infections	43	55	132	193
Zyvox	Bacterial infections	48	55	103	125
Precedex	Sedation agent in surgery or intensive care	42	114	97	156
IVIg Products(c)	Various	107	85	212	183
Pfizer CentreOne(d)	Various	437	224	827	376
All other Anti-infectives	Various	425	321	823	717
All other Hospital	Various	569	574	1,217	1,183
Inflammation & Immunology (I&I)		$1,041	$1,149	$2,107	$2,127
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis	586	635	1,124	1,086
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	286	337	605	684

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Inflectra/Remsima(b)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	136	150	313	308
All other I&I	Various	33	26	65	48
Rare Disease		$895	$681	$1,720	$1,319
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	501	277	953	508
BeneFIX	Hemophilia B	112	109	225	230
Genotropin	Replacement of human growth hormone	109	106	189	209
Refacto AF/Xyntha	Hemophilia A	77	91	165	181
Somavert	Acromegaly	68	67	133	131
All other Rare Disease	Various	29	31	55	61
Total Alliance revenues		$1,880	$1,404	$3,650	$2,786
Total Biosimilars(b)		$559	$289	$1,089	$578
Total Sterile Injectable Pharmaceuticals(e)		$1,381	$1,233	$2,863	$2,634
(a)On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. See Note 1A. Beginning in the fourth quarter of 2020, the results of our Meridian subsidiary, which was previously included in our former Upjohn operating segment, are reported in the Hospital therapeutic area for all periods presented.
(b)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima, Ruxience, Zirabev and Retacrit.
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
Deferred Revenues
Our deferred revenues primarily relate to advance payments received or receivable in connection with contracts that we entered into during 2021 and 2020 with various government or government sponsored customers in international markets for supply of BNT162b2. The deferred revenues associated with the advance payments related to BNT162b2 total $4.3 billion as of July 4, 2021 and $957 million as of December 31, 2020 and are recorded in current liabilities. The increase in the BNT162b2 deferred revenues during the first six months of 2021 was the result of additional advance payments received as we entered into new or amended contracts or as we invoiced customers in advance of vaccine deliveries less amounts recognized in Revenues as we delivered doses to our customers. During the second quarter and first six months of 2021, we recognized revenue of $622 million and $814 million, respectively, that was included in the balance of BNT162b2 deferred revenues as of December 31, 2020. The BNT162b2 deferred revenues as of July 4, 2021 will be recognized in Revenues proportionately as we deliver doses of the vaccine to our customers and satisfy our performance obligation under the contracts, which we expect to occur within the next 12 months.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Our Business and Strategy
Most of our revenues come from the manufacture and sale of biopharmaceutical products. With the formation of the Consumer Healthcare JV in 2019 and the completion of the spin-off and combination of our Upjohn Business with Mylan in November 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, sale and distribution of biopharmaceutical products worldwide. The financial results of the Upjohn Business and the Mylan-Japan collaboration are reflected as discontinued operations. Prior-period information has been restated to reflect our current organization structure. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 75% has been incurred since inception and through the second quarter of 2021. These charges include costs and expenses related to separation of legal entities and transaction costs.
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
Our significant recent business development activities include:
Collaboration with Arvinas, Inc. (Arvinas)––In July 2021, we announced a global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader. The estrogen receptor is a well-known disease driver in most breast cancers. ARV-471 is currently in a Phase 2 dose expansion clinical trial for the treatment of patients with estrogen receptor positive / human epidermal growth factor receptor 2 negative (ER+/HER2-) locally advanced or metastatic breast cancer. Under the terms of the collaboration agreement, we made an upfront payment to Arvinas of $650 million in July 2021. Separately, we will make a $350 million equity investment in Arvinas, receiving approximately 3.5 million newly issued shares of Arvinas common stock, priced at a 30% premium to the 30-day volume weighted average price on July 20, 2021, representing an equity ownership stake by Pfizer of approximately 7% as of July 20, 2021. Closing of the equity investment agreement is contingent on completion of review under antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and other customary closing conditions. Arvinas is also eligible to receive up to $400 million in approval milestones and up to $1 billion in commercial milestones. The companies will equally share worldwide development costs, commercialization expenses and profits.
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
For a discussion of recent significant business development activities, see Note 2. For a description of the more significant recent transactions through February 25, 2021, the filing date of our 2020 Form 10-K, see Note 2 in our 2020 Form 10-K.

Our Second Quarter 2021 Performance

Revenues
Revenues increased $9.1 billion, or 92%, in the second quarter of 2021 to $19.0 billion from $9.9 billion in the second quarter of 2020, reflecting an operational increase of $8.5 billion, or 86%, as well as a favorable impact of foreign exchange of $637 million, or 6%. Excluding direct sales and alliance revenues of BNT162b2 of $7.8 billion, revenues increased 10% operationally, reflecting strong growth in Vyndaqel/Vyndamax, Eliquis, Prevnar 13/Prevenar 13, Inlyta, Xtandi, Biosimilars and the Hospital therapeutic area, partially offset by declines in Enbrel, Xeljanz and Chantix/Champix.
Revenues increased $13.6 billion, or 68%, in the first six months of 2021 to $33.6 billion from $19.9 billion in the first six months of 2020, reflecting an operational increase of $12.7 billion, or 64%, as well as the favorable impact of foreign exchange of $921 million, or 5%. Excluding direct sales and alliance revenues of BNT162b2 of $11.3 billion, revenues increased 9% operationally, reflecting strong growth in Eliquis, Vyndaqel/Vyndamax, Inlyta, Xtandi, Biosimilars and the Hospital therapeutic area, partially offset by declines in Chantix/Champix, Enbrel and Prevnar 13/Prevenar 13.
See the Analysis of the Condensed Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 13B.
Income from continuing operations before provision for taxes on income
The increase of $3.6 billion in Income from continuing operations before provision for taxes on income in the second quarter of 2021, compared to the same period in 2020, was primarily attributable to higher revenues, lower Restructuring charges and certain acquisition-related costs, higher net gains on equity securities, higher net gains on asset disposals and lower interest expense, partially offset by higher Cost of sales, higher Research and development expenses, higher legal charges, higher Selling, informational and administrative expenses and lower income from collaborations.
The increase of $6.4 billion in Income from continuing operations before provision for taxes on income in the first six months of 2021, compared to the same period in 2020, was primarily attributable to higher revenues, higher net gains on equity securities, lower Restructuring charges and certain acquisition-related costs, higher net periodic benefit credits related to pension and postretirement plans, higher Consumer Healthcare JV equity method income, lower interest expense and higher net gains on asset disposals, partially offset by higher Cost of sales, higher Research and development expenses, higher Selling, informational and administrative expenses and higher legal charges.
See the Analysis of the Condensed Consolidated Statements of Income within this MD&A and Note 4 for additional information.
For information on our tax provision and effective tax rate, see the Provision for Taxes on Income section within MD&A and Note 5.
Our Operating Environment

We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below and in our 2020 Form 10-K.
Intellectual Property Rights and Collaboration/Licensing Rights
The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. For example, the basic product patent for Chantix in the U.S. expired in November 2020. While multi-source generic competition for Chantix has not yet begun, it could commence at any time. Also, the basic product patent for Sutent in the U.S. will expire on August 15, 2021. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2021 through 2025. Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. For example, in May 2021, the Brazilian Supreme Court voted to invalidate Article 40 of Brazil’s Patent Law, which guaranteed a minimum 10-year patent term from patent grant, and to give retroactive effect to such decision. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access.

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

Governments globally may use a variety of measures to control costs, including proposing pricing reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing resulting in legislative and regulatory efforts designed to control costs. We anticipate that these and similar initiatives will continue to increase pricing pressures globally. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections in our 2020 Form 10-K.
Product Supply
We periodically encounter supply delays, including due to a voluntary recall of a product. In July 2021, Pfizer issued a voluntary recall in the U.S. for 12 lots of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline, above the Pfizer-established acceptable daily intake level. Nitrosamines are impurities which are common in water and foods and everyone is exposed to some level of nitrosamines. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, have been evaluating the potential for the presence or formation of nitrosamines in pharmaceutical products. We are currently undertaking an evaluation of our entire portfolio. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2020 Form 10-K.
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
Our Response to COVID-19
We are committed to confronting the public health challenge posed by the pandemic by collaborating with industry partners, global regulators and academic institutions to develop potential approaches to prevent and treat COVID-19. We have made some important advances, including, among others:
•COVID-19 Vaccine Development Program:
◦The FDA has authorized the distribution and use of BNT162b2 in the U.S. to help prevent COVID-19 for individuals 12 years of age and older under an EUA. BNT162b2 has not been approved or licensed by the FDA. The EUA authorizes distribution and use of this product subject to the conditions set forth in the EUA, and only for the duration of the declaration by the Department of Health & Human Services that circumstances exist justifying authorization of emergency use of drugs and biological products (such as BNT162b2) during the COVID-19 pandemic under Section 564 of the U.S. Federal Food, Drug and Cosmetic Act (the Declaration), or until revocation of the EUA by the FDA. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. The FDA expects EUA holders to work towards submission of a BLA as soon as possible. In May 2021, we and BioNTech completed the rolling submission of the BLA seeking full approval for BNT162b2 in individuals 16 years and older. In July 2021, the FDA granted Priority Review designation for this BLA. The PDUFA goal date for this BLA is set for January 2022, but the FDA may potentially act sooner. BNT162b2 has been granted a CMA, EUA or temporary authorization in many other countries around the world. We continue to study vaccines to help prevent COVID-19, including evaluating pediatric and maternal indications for BNT162b2, assessing the short- and long-term efficacy of BNT162b2, studying vaccines to prevent COVID-19 caused by new and emerging variants and potentially developing booster doses or an updated vaccine as needed.
◦Based on current projections, we and BioNTech expect to manufacture in total up to 3 billion doses by the end of December 2021, subject to continuous process improvements, expansion at current facilities and adding new suppliers and contract manufacturers. The companies have entered into agreements to supply pre-specified doses of BNT162b2 with multiple developed and emerging nations around the world and are continuing to deliver doses of BNT162b2 to governments under such agreements. We also signed agreements with the U.S., the EU, Israel and Canada to supply BNT162b2 doses in 2022 and beyond and are currently negotiating similar potential agreements with multiple other countries.
◦As of July 28, 2021, based on the 2.1 billion doses that are expected to be delivered in 2021 under agreements that have been signed through mid-July 2021, we forecasted approximately $33.5 billion in revenues in 2021 from BNT162b2, with gross profit to be split evenly with BioNTech. This forecast may be adjusted in the future as additional agreements are signed and as circumstances warrant, and does not include the additional 200 million doses we announced on July 23, 2021 that we will deliver to the U.S. Government, of which 110 million doses are expected to be delivered from October to December 2021. We anticipate that a significant amount of the remaining 2021 vaccine manufacturing capacity will be delivered to middle- and low-income countries where we price in line with income levels or at a not-for-profit price.
•COVID-19 Protease Inhibitors:
◦In July 2021, we initiated a Phase 2/3 study to evaluate the efficacy, safety and tolerability of an investigational, novel oral antiviral therapeutic for COVID-19, PF-07321332, which is a SARS-CoV2-3CL protease inhibitor.
◦We also have completed a Phase 1b clinical trial for an intravenously administered investigational protease inhibitor for COVID-19, PF-07304814. Following recent communications with the FDA, we anticipate the initiation of a Phase 2/3 study of PF-07304814 in the third quarter of 2021.
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
As discussed in our 2020 Form 10-K, our business and operations were impacted in 2020 by the pandemic in various ways; those impacts have continued in 2021. For detail on the impact of the COVID-19 pandemic on our products, see the Analysis of the Condensed Consolidated Statements of Income—Revenues by Geography and Revenues—Selected Product Discussion sections within this MD&A. In 2021, we have continued not to see a significant disruption to our supply chain to date, and all of our manufacturing sites globally have continued to operate at or near normal levels. However, we are seeing an increase in overall demand in the industry for certain components and raw materials potentially constraining available supply, which could have a future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential impact.
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	% Change in Revenues
Total revenues	$18,977	$9,864	$7,593	$5,113	$11,384	$4,751	92	48	*

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	% Change in Revenues
Total revenues	$33,559	$19,947	$15,190	$10,403	$18,369	$9,544	68	46	92
* Calculation is not meaningful or results are equal to or greater than 100%.
Second Quarter of 2021 vs. Second Quarter of 2020

The following provides an analysis of the worldwide change in revenues by geographic areas in the second quarter of 2021:
	Three Months Ended July 4, 2021
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from BNT162b2, Vyndaqel/Vyndamax, Eliquis, Prevnar 13/Prevenar 13, Inlyta, Xtandi, Ibrance, Biosimilars and the Hospital therapeutic area, partially offset by decline from Xeljanz. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$8,613	$2,515	$6,098
Lower revenues for Enbrel and Chantix/Champix. The decrease for Enbrel internationally primarily reflects continued biosimilar competition in most developed Europe markets and Japan, which is expected to continue. The decrease in Chantix/Champix was driven by the U.S. and primarily reflects a negative impact on available supply related to the voluntary recall of certain lots of product following the discovery of the presence of a nitrosamine, N-nitroso-varenicline, above the Pfizer-established acceptable daily intake level and a hold on distribution of new product pending additional testing, as well as the negative impact of the COVID-19 pandemic resulting in a decline in patient visits to doctors for preventative health purposes and the loss of patent protection in the U.S. in November 2020
	(119)	(41)	(77)
Other operational factors, net	(18)	6	(24)
Operational growth/(decline), net	8,476	2,480	5,996

Favorable impact of foreign exchange	637	—	637
Revenues increase/(decrease)	$9,113	$2,480	$6,633
Emerging markets revenues increased $1.9 billion, or 101%, in the second quarter of 2021 to $3.8 billion from $1.9 billion in the second quarter of 2020, reflecting an operational increase of $1.8 billion, or 94%, and a favorable impact from foreign exchange of approximately 7%. The operational increase in emerging markets was primarily driven by revenues from BNT162b2 and growth from Eliquis.

First Six Months of 2021 vs. First Six Months of 2020

The following provides an analysis of the worldwide change in revenues by geographic areas in the first six months of 2021:
	Six Months Ended July 4, 2021
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from BNT162b2, Eliquis, Vyndaqel/Vyndamax, Inlyta, Xtandi, Xeljanz, Biosimilars and the Hospital therapeutic area, partially offset by decline from Prevnar 13/Prevenar 13, while Ibrance was flat. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$12,952	$4,899	$8,054
Lower revenues for Chantix/Champix and Enbrel. The decrease in Chantix/Champix was driven by the U.S. and primarily reflects the negative impact of the COVID-19 pandemic resulting in a decline in patient visits to doctors for preventative health purposes and the loss of patent protection in the U.S. in November 2020, as well as a negative impact on available supply related to the voluntary recall of certain lots of product following the discovery of the presence of a nitrosamine, N-nitroso-varenicline, above the Pfizer-established acceptable daily intake level and a hold on distribution of new product pending additional testing. The decrease for Enbrel internationally primarily reflects continued biosimilar competition in most developed Europe markets and Japan, which is expected to continue
	(211)	(87)	(125)
Other operational factors, net	(50)	(25)	(26)
Operational growth/(decline), net	12,691	4,787	7,903

Favorable impact of foreign exchange	921	—	921
Revenues increase/(decrease)	$13,612	$4,787	$8,825
Emerging markets revenues increased $2.6 billion, or 63%, in the first six months of 2021 to $6.6 billion from $4.1 billion in the first six months of 2020, reflecting an operational increase of $2.5 billion, or 61%, and a favorable impact from foreign exchange of approximately 2%. The operational increase in emerging markets was primarily driven by revenues from BNT162b2 and growth from Eliquis.
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

The following presents information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Medicare rebates	$182	$143	$371	$327
Medicaid and related state program rebates	306	283	652	580
Performance-based contract rebates	788	655	1,541	1,269
Chargebacks	1,518	1,033	2,949	2,064
Sales allowances	1,213	864	2,357	1,886
Sales returns and cash discounts	235	217	459	439
Total	$4,243	$3,194	$8,329	$6,565
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1D.

Revenues––Selected Product Discussion

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	July 4, 2021	June 28, 2020	Total	Oper.	Operational Results Commentary
BNT162b2(a)	QTD	$7,838 *	U.S.	$2,034	$—	*		Driven by global uptake, following a CMA, EUA or temporary authorization.
			Int’l.	5,804	—	*	*
			Worldwide	$7,838	$—	*	*
	YTD	$11,300 *	U.S.	$4,072	$—	*
			Int’l.	7,228	—	*	*
			Worldwide	$11,300	$—	*	*
Eliquis	QTD	$1,481 Up 13% (operationally)	U.S.	$831	$722	15
QTD and YTD growth led by the U.S. and emerging markets, driven primarily by continued increased adoption in non-valvular atrial fibrillation and oral anti-coagulant market share gains.
YTD was also impacted by a favorable adjustment related to the Medicare “coverage gap” provision resulting from lower than previously expected discounts in prior periods.

			Int’l.	650	550	18	10
			Worldwide	$1,481	$1,272	16	13
	YTD	$3,124 Up 19% (operationally)	U.S.	$1,812	$1,527	19
			Int’l.	1,312	1,045	26	19
			Worldwide	$3,124	$2,572	21	19
Ibrance	QTD	$1,404 Up 2% (operationally)	U.S.	$862	$927	(7)
QTD growth driven by accelerating demand internationally as the delays in diagnosis and treatment initiations caused by COVID-19 show signs of recovery across several international markets, partially offset by a decline in the U.S., which despite maintaining a strong leadership position within the CDK 4/6 class with 73% share of first-line new patient starts, reflects an increase in the proportion of patients accessing Ibrance through our Patient Assistance Program.
YTD was flat as accelerating demand internationally was offset by a decline in the U.S., as described above.

			Int’l.	542	422	28	21
			Worldwide	$1,404	$1,349	4	2
	YTD	$2,657 Flat (operationally)	U.S.	$1,656	$1,779	(7)
			Int’l.	1,002	819	22	16
			Worldwide	$2,657	$2,598	2	—
Prevnar 13/ Prevenar 13	QTD	$1,241 Up 9% (operationally)	U.S.	$642	$481	34
QTD growth primarily resulting from:
•U.S. growth in the pediatric indication, primarily due to higher levels of healthcare activity and wellness visits compared to the prior-year quarter, which was heavily impacted by COVID-19-related mobility restrictions and limitations, as well as favorable timing of government purchases, partially offset by lower year-over-year birth rates(b); and
•U.S. growth in the adult indication, primarily due to higher levels of healthcare activity and wellness visits compared to the prior-year quarter, as described above, partially offset by the impact of a lower remaining eligible unvaccinated population,
This growth was partially offset by:
•decline in developed Europe, reflecting significantly increased adult demand in the prior-year quarter in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses due to the COVID-19 pandemic.

YTD decline primarily resulting from:
•impact of the revised ACIP recommendation for the adult indication to shared clinical decision making, which means the decision to vaccinate should be made at the individual level between healthcare providers and their patients, as well as the continued impact of a lower remaining eligible adult population; and
•decline in developed Europe, reflecting significantly increased adult demand in the prior-year in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses due to the COVID-19 pandemic, partially offset by:
•U.S. growth in the pediatric indication due to the factors discussed above.

			Int’l.	599	636	(6)	(9)
			Worldwide	$1,241	$1,116	11	9
	YTD	$2,524 Down 3% (operationally)	U.S.	$1,280	$1,275	—
			Int’l.	1,244	1,291	(4)	(6)
			Worldwide	$2,524	$2,566	(2)	(3)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	July 4, 2021	June 28, 2020	Total	Oper.	Operational Results Commentary
Xeljanz	QTD	$586 Down 9% (operationally)	U.S.	$390	$458	(15)
QTD decline driven by the U.S., despite 2% year-over-year growth in U.S. prescription volume, reflecting an unfavorable change in channel mix toward lower-priced channels and continued investments to improve formulary positioning and unlock access to additional patient lives, as well as a negative impact on new patient starts resulting from an ongoing review by the FDA of safety data from the post-marketing ORAL Surveillance study of Xeljanz in subjects with rheumatoid arthritis who were 50 years of age or older and had at least one additional cardiovascular risk factor. This decline was partially offset by operational growth internationally mainly driven by continued uptake in the UC indication in certain developed markets.
YTD growth reflects continued uptake in the RA and UC indications in certain international markets, partially offset by the U.S., as described above.

			Int’l.	195	177	10	5
			Worldwide	$586	$635	(8)	(9)
	YTD	$1,124 Up 2% (operationally)	U.S.	$722	$744	(3)
			Int’l.	402	343	17	13
			Worldwide	$1,124	$1,086	3	2
Vyndaqel/ Vyndamax	QTD	$501 Up 77% (operationally)	U.S.	$225	$145	54		Primarily driven by continued strong uptake of the ATTR-CM indication in developed Europe, the U.S. and Japan.
			Int’l.	276	131	*	*
			Worldwide	$501	$277	81	77
	YTD	$953 Up 82% (operationally)	U.S.	$430	$272	58
			Int’l.	523	236	*	*
			Worldwide	$953	$508	88	82
Xtandi	QTD	$303 Up 14% (operationally)	U.S.	$303	$266	14		Primarily driven by strong demand across the mCRPC, nmCRPC and mCSPC indications.
			Int’l.	—	—	—	—
			Worldwide	$303	$266	14	14
	YTD	$570 Up 20% (operationally)	U.S.	$570	$475	20
			Int’l.	—	—	—	—
			Worldwide	$570	$475	20	20
Inlyta	QTD	$257 Up 29% (operationally)	U.S.	$155	$132	17		Primarily reflecting increased adoption in the U.S. and developed Europe of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.
			Int’l.	102	63	62	53
			Worldwide	$257	$195	32	29
	YTD	$486 Up 31% (operationally)	U.S.	$296	$248	20
			Int’l.	190	116	63	55
			Worldwide	$486	$364	34	31
Biosimilars	QTD	$559 Up 88% (operationally)	U.S.	$363	$161	*		Primarily driven by recent oncology monoclonal antibody biosimilar launches globally and continued growth from Retacrit in the U.S.
			Int’l.	195	128	52	39
			Worldwide	$559	$289	93	88
	YTD	$1,089 Up 83% (operationally)	U.S.	$691	$328	*
			Int’l.	398	250	59	47
			Worldwide	$1,089	$578	88	83
Hospital	QTD	$2,259 Up 17% (operationally)	U.S.	$833	$830	—
Primarily driven by Pfizer CentreOne, our contract manufacturing operation, reflecting manufacturing of legacy Upjohn products for Viatris under manufacturing and supply agreements, certain BNT162b2 manufacturing activities performed on behalf of BioNTech and remdesivir for Gilead Sciences Inc., as well as growth from recent anti-infective product launches in international markets, partially offset by a decline in U.S. sales of certain sterile injectable products utilized in the intubation and mechanical ventilation of patients being treated for COVID-19 due to high demand for these products in the comparable periods.

			Int’l.	1,426	1,032	38	30
			Worldwide	$2,259	$1,863	21	17
	YTD	$4,602 Up 13% (operationally)	U.S.	$1,738	$1,721	1
			Int’l.	2,863	2,231	28	22
			Worldwide	$4,602	$3,951	16	13
(a)BNT162b2 includes direct sales and alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Vaccines therapeutic area. It does not include revenues for certain BNT162b2 manufacturing activities performed on behalf of BioNTech related to the COVID-19 vaccine, which are included in the Pfizer CentreOne contract manufacturing operation within the Hospital area.
(b)The U.S. birth rate decline is 4% compared to 2020 levels, according to Demographic Intelligence.
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

Product Developments
A comprehensive update of Pfizer’s development pipeline was published as of July 28, 2021 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
PF-07302048 (COVID-19 Vaccine)(a)	Immunization to prevent COVID-19 (16 years of age and older)	EUA Dec. 2020	CMA Dec. 2020	Approved Feb. 2021
	Immunization to prevent COVID-19 (12-15 years of age)	EUA May 2021	CMA May 2021	Approved May 2021
Bavencio (avelumab)(b)	First-line maintenance urothelial cancer		Approved Jan. 2021	Approved Feb. 2021
Nyvepria (pegfilgrastim-apgf)	Neutropenia in patients undergoing cancer chemotherapy (biosimilar)		Approved Nov. 2020
Braftovi (encorafenib)(c)	Second or third-line BRAFv600E-mutant mCRC (combination with Erbitux® (cetuximab))			Approved Nov. 2020
Braftovi (encorafenib) and Mektovi (binimetinib)(c)	Second or third-line BRAFV600E-mutant mCRC (combination with Erbitux® (cetuximab))			Approved Nov. 2020
Xtandi (enzalutamide)(d)	mCSPC		Approved April 2021
abrocitinib (PF-04965842)(e)	Atopic dermatitis	Filed Oct. 2020	Filed Oct. 2020	Filed Dec. 2020
Infliximab Pfizer (infliximab)	Ankylosing spondylitis (biosimilar)			Approved Oct. 2020
Bevacizumab Pfizer (bevacizumab)	NSCLC (biosimilar)			Approved Sept. 2020
tanezumab(f)	Chronic pain due to moderate-to-severe osteoarthritis	Filed March 2020	Filed March 2020	Filed Aug. 2020
Xeljanz (tofacitinib)(e)	Ankylosing spondylitis	Filed Aug. 2020	Filed Feb. 2021
Myfembree (relugolix fixed dose combination)(g)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Approved May 2021
Lorbrena (lorlatinib)	First- line ALK-positive NSCLC	Approved Mar. 2021	Filed Feb. 2021	Filed Dec. 2020
somatrogon (PF-06836922)(h)	Pediatric growth hormone deficiency	Filed Jan. 2021	Filed Feb. 2021	Filed Jan. 2021
Prevnar 20 (Vaccine)(i)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Approved June 2021	Filed Feb. 2021
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Filed Feb. 2021
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with BioNTech. In July 2021, the FDA granted Priority Review designation for the BLA for PF-07302048 or BNT162b2 to prevent COVID-19 in individuals 16 years of age and older. The PDUFA goal date for a decision by the FDA is in January 2022.
(b)Being developed in collaboration with Merck KGaA, Germany.
(c)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(d)Being developed in collaboration with Astellas.
(e)The FDA has notified the company that it will not meet the PDUFA goal dates for the New Drug Application for abrocitinib and the supplemental New Drug Application for Xeljanz/Xeljanz XR (tofacitinib). The FDA cited its ongoing review of Pfizer's post-marketing safety study, ORAL Surveillance, evaluating tofacitinib in rheumatoid arthritis patients, as a factor for the extensions.
(f)Being developed in collaboration with Lilly. In March 2021, the FDA Joint Arthritis Advisory Committee and Drug Safety and Risk Management Advisory Committee on tanezumab resulted in a 19:1 against vote on whether the proposed risk evaluation and mitigation strategy (REMS) for tanezumab will ensure benefits outweigh risks.
(g)Being developed in collaboration with Myovant.
(h)Being developed in collaboration with OPKO.
(i)The CDC’s ACIP is expected to meet in October 2021 to discuss and update recommendations on the safe and appropriate use of pneumococcal vaccines in adults.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Bavencio (avelumab)(a)	First-line NSCLC
	Ibrance (palbociclib)(b)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(c)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(d)	Adult growth hormone deficiency
	tanezumab(e)	Cancer pain
	Braftovi (encorafenib) and Erbitux® (cetuximab)(f)	First-line BRAFv600E-mutant mCRC
	Relugolix fixed dose combination(g)	Combination with estradiol and norethindrone acetate for endometriosis
Combination with estradiol and norethindrone acetate for contraceptive efficacy
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(h)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma
	PF-07302048/BNT162b2 (Pfizer/BioNTech COVID-19 vaccine)(i)	COVID-19 Infection (children 2 to 11 years of age)
COVID-19 Infection (infants 6 months to <24 months)
	PF-07302048/BNT162b2 booster(i)	COVID-19 Infection

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria
	fidanacogene elaparvovec (PF-06838435)(j)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(k)	Hemophilia A
	PF-06425090 (Vaccine)	Primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Serogroups meningococcal (adolescent and young adults)
	PF-06928316 (Vaccine)	Respiratory syncytial virus infection (maternal)
	PF-07265803	Dilated cardiomyopathy due to Lamin A/C gene mutation
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
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
(h)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp.
(i)Being developed in collaboration with BioNTech.
(j)Being developed in collaboration with Spark Therapeutics, Inc.
(k)Being developed in collaboration with Sangamo Therapeutics, Inc.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of our 2020 Form 10-K.

COSTS AND EXPENSES

Costs and expenses follow:
	Three Months Ended			Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Cost of sales	$7,049	$1,826	*	$11,259	$3,766	*
Percentage of Revenues	37.1%	18.5%		33.6%	18.9%
Selling, informational and administrative expenses	2,928	2,659	10	5,712	5,200	10
Research and development expenses	2,459	2,078	18	4,473	3,750	19
Amortization of intangible assets	931	869	7	1,802	1,718	5
Restructuring charges and certain acquisition-related costs	(1)	360	*	22	414	(95)
Other (income)/deductions—net	(998)	(955)	5	(2,001)	(764)	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.
Cost of Sales
Cost of sales increased $5.2 billion in the second quarter and $7.5 billion in the first six months of 2021, primarily due to:
•the impact of BNT162b2, which includes a charge for the 50% gross profit split with BioNTech and royalty expenses;
•the unfavorable impact of foreign exchange and hedging activity on intercompany inventory; and
•increased sales volumes of other products, driven mostly by Pfizer CentreOne.
The increase in Cost of sales as a percentage of revenues in the second quarter and in the first six months of 2021, compared to the same periods in 2020, was primarily due to all of the factors discussed above, partially offset by an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative Expenses
SI&A expenses increased $269 million in the second quarter of 2021, mostly due to:
•increased product-related spending across multiple therapeutic categories and other costs associated with a return to more normal activity levels compared to the prior-year quarter; and
•the unfavorable impact of foreign exchange,
partially offset by:
•lower spending for corporate enabling functions; and
•lower spending on Chantix following the loss of patent protection in the U.S. in November 2020.
SI&A expenses increased $511 million in the first six months of 2021, mostly due to:
•increased product-related spending across multiple therapeutic categories and other costs associated with a return to more normal activity levels compared to the prior-year quarter;
•an increase to expense resulting from the increase in our liability to be paid to participants of our supplemental savings plan;
•the unfavorable impact of foreign exchange; and
•costs related to BNT162b2, driven by a higher provision for healthcare reform fees based on sales, partially offset by:
•lower spending on Chantix following the loss of patent protection in the U.S. in November 2020.
Research and Development (R&D) Expenses
R&D expenses increased $381 million in the second quarter and $723 million in the first six months of 2021, primarily due to:
•incremental investments across multiple therapeutic categories, including additional spending related to development of BNT162b2 and therapeutics to help treat COVID-19, as well as
•a charge for IPR&D related to an asset acquisition completed in the second quarter of 2021, partially offset by:
•the non-recurrence of upfront payments to Valneva and BioNTech.
Amortization of Intangible Assets
Amortization of intangible assets increased $62 million in the second quarter and $85 million in the first six months of 2021, primarily as a result of amortization of capitalized BNT162b2 sales milestones to BioNTech.

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
Certain qualifying costs for this program were recorded in the first two quarters of 2021 and 2020 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
Other income—net increased $43 million in the second quarter of 2021, mainly due to:
•a favorable impact of foreign exchange;
•higher transition services agreement income;
•higher net gains on equity securities;
•higher net gains on asset disposals;
•lower interest expense; and
•higher net periodic benefit credits other than service costs related to pension and postretirement plans, partially offset by:
•higher legal charges; and
•lower income from collaborations.
Other income—net increased $1.2 billion in the first six months of 2021, mainly due to:
•higher net gains on equity securities;
•higher net periodic benefit credits other than service costs related to pension and postretirement plans;
•higher transition services agreement income;
•higher Consumer Healthcare JV equity method income;
•lower interest expense;
•higher net gains on asset disposals; and
•higher royalty income,
partially offset by:
•higher legal charges.
See Note 4 for additional information.
PROVISION FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Provision for taxes on income	$1,043	$422	*	$1,849	$782	*
Effective tax rate on continuing operations	15.8%	14.0%		15.0%	13.3%
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

NON-GAAP FINANCIAL MEASURE: ADJUSTED INCOME
Adjusted income is an alternative measure of performance used by management to evaluate our overall performance in conjunction with other performance measures. As such, we believe that investors’ understanding of our performance is enhanced by disclosing this measure. We use Adjusted income, certain components of Adjusted income and Adjusted diluted EPS to present the results of our major operations––the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide––prior to considering certain income statement elements as follows:

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
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part by three metrics, one of which is Adjusted diluted EPS, which is derived from Adjusted income and accounts for 40% of the bonus pool funding. Additionally, the payout for Performance Share Awards is determined in part by Adjusted net income, which is derived from Adjusted income. Starting with the 2020 performance year and consistent with shareholder feedback received in 2019, the Compensation Committee of the BOD approved adding an R&D pipeline achievement factor to the existing short-term incentive financial metrics.
Adjusted income and its components and Adjusted diluted EPS are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented solely to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their directly comparable GAAP measures of Net income attributable to Pfizer Inc. common shareholders, components of Net income attributable to Pfizer Inc. common shareholders and EPS attributable to Pfizer Inc. common shareholders—diluted, respectively. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the second quarters and first six months of 2021 and 2020 below.
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
Also, see the Non-GAAP Financial Measure: Adjusted Income section of the MD&A of our 2020 Form 10-K for additional information.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended July 4, 2021
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$18,977	$—	$—	$—	$—	$18,977
Cost of sales	7,049	6	—	—	(57)	6,997
Selling, informational and administrative expenses	2,928	(1)	—	—	(135)	2,792
Research and development expenses	2,459	1	—	—	(188)	2,273
Amortization of intangible assets	931	(762)	—	—	—	169
Restructuring charges and certain acquisition-related costs	(1)	—	(3)	—	4	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(998)	(37)	—	—	460	(575)
Income from continuing operations before provision for taxes on income	6,609	793	3	—	(83)	7,321
Provision for taxes on income(b)	1,043	167	1	—	—	1,212
Income from continuing operations	5,565	625	3	—	(84)	6,110
Income from discontinued operations––net of tax	24	—	—	(24)	—	—
Net income attributable to noncontrolling interests	26	—	—	—	—	26
Net income attributable to Pfizer Inc. common shareholders	5,563	625	3	(24)	(84)	6,084
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	0.98	0.11	—	—	(0.01)	1.07

	Six Months Ended July 4, 2021
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$33,559	$—	$—	$—	$—	$33,559
Cost of sales	11,259	11	—	—	(96)	11,175
Selling, informational and administrative expenses	5,712	(1)	—	—	(259)	5,451
Research and development expenses	4,473	3	—	—	(190)	4,286
Amortization of intangible assets	1,802	(1,525)	—	—	—	277
Restructuring charges and certain acquisition-related costs	22	—	(2)	—	(20)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(2,001)	16	—	—	810	(1,175)
Income from continuing operations before provision for taxes on income	12,291	1,497	2	—	(244)	13,546
Provision for taxes on income(b)	1,849	354	—	—	(38)	2,165
Income from continuing operations	10,443	1,143	1	—	(206)	11,381
Income from discontinued operations––net of tax	32	—	—	(32)	—	—
Net income attributable to noncontrolling interests	35	—	—	—	—	35
Net income attributable to Pfizer Inc. common shareholders	10,440	1,143	1	(32)	(206)	11,346
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	1.84	0.20	—	(0.01)	(0.04)	2.00

	Three Months Ended June 28, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$9,864	$—	$—	$—	$—	$9,864
Cost of sales	1,826	5	—	—	(36)	1,795
Selling, informational and administrative expenses	2,659	(1)	—	—	(131)	2,528
Research and development expenses	2,078	1	—	—	(238)	1,841
Amortization of intangible assets	869	(798)	—	—	—	71
Restructuring charges and certain acquisition-related costs	360	—	(21)	—	(339)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(955)	(82)	—	—	595	(442)
Income from continuing operations before provision for taxes on income	3,026	874	21	—	150	4,071
Provision for taxes on income(b)	422	180	5	—	(17)	591
Income from continuing operations	2,604	694	16	—	167	3,481
Income from discontinued operations––net of tax	893	—	—	(893)	—	—
Net income attributable to noncontrolling interests	8	—	—	—	—	8
Net income attributable to Pfizer Inc. common shareholders	3,489	694	16	(893)	167	3,473
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	0.62	0.12	—	(0.16)	0.03	0.62

	Six Months Ended June 28, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$19,947	$—	$—	$—	$—	$19,947
Cost of sales	3,766	9	—	—	(63)	3,712
Selling, informational and administrative expenses	5,200	—	—	—	(223)	4,978
Research and development expenses	3,750	3	—	—	(239)	3,514
Amortization of intangible assets	1,718	(1,576)	—	—	—	142
Restructuring charges and certain acquisition-related costs	414	—	(35)	—	(379)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	(764)	(85)	—	—	145	(704)
Income from continuing operations before provision for taxes on income	5,868	1,650	34	—	752	8,305
Provision for taxes on income(b)	782	356	8	—	123	1,269
Income from continuing operations	5,087	1,294	26	—	629	7,036
Income from discontinued operations––net of tax	1,774	—	—	(1,774)	—	—
Net income attributable to noncontrolling interests	17	—	—	—	—	17
Net income attributable to Pfizer Inc. common shareholders	6,843	1,294	26	(1,774)	629	7,019
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	1.22	0.23	—	(0.32)	0.11	1.25
(a)For details of adjustments, see Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income.
(b)The effective tax rate on Non-GAAP Adjusted income was 16.6% in the second quarter of 2021, compared to 14.5% in the second quarter of 2020. The effective tax rate on Non-GAAP Adjusted income was 16.0% in the first six months of 2021, compared to 15.3% in the first six months of 2020. The increase was due to a change in the jurisdictional mix of earnings primarily related to BNT162b2.

Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Purchase accounting adjustments
Amortization, depreciation and other(a)	$799	$879	$1,508	$1,659
Cost of sales	(6)	(5)	(11)	(9)
Total purchase accounting adjustments––pre-tax	793	874	1,497	1,650
Income taxes(b)	(167)	(180)	(354)	(356)
Total purchase accounting adjustments––net of tax	625	694	1,143	1,294
Acquisition-related items
Restructuring charges/(credits)(c)	—	(1)	(7)	—
Transaction costs(c)	—	11	—	14
Integration costs and other(c)	4	11	8	21
Total acquisition-related items––pre-tax	3	21	2	34
Income taxes(b)	(1)	(5)	—	(8)
Total acquisition-related items––net of tax	3	16	1	26
Discontinued operations
Income from discontinued operations––net of tax(d)	(24)	(893)	(32)	(1,774)
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(e)	(4)	339	20	379
Implementation costs and additional depreciation––asset restructuring(f)	137	79	222	102
Net (gains)/losses on asset disposals(g)	(58)	—	(58)	—
Net (gains)/losses recognized during the period on equity securities(g)	(798)	(696)	(1,197)	(501)
Certain legal matters, net(g)	363	14	374	22
Business and legal entity alignment costs(h)	51	73	125	149
Actuarial valuation and other pension and postretirement plan (gains)/losses(i)	6	(6)	(33)	76
(Gain) on completion of Consumer Healthcare JV transaction(j)	—	—	—	(6)
Other(k)	220	347	303	530
Total certain significant items––pre-tax	(83)	150	(244)	752
Income taxes(b)	—	17	38	(123)
Total certain significant items––net of tax	(84)	167	(206)	629
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$520	$(16)	$906	$176
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
(e)Includes employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related costs. See Note 3.
(f)Relates to our cost-reduction and productivity initiatives not related to acquisitions (see Note 3). For the second quarter of 2021, primarily included in Cost of sales ($41 million) and Selling, informational and administrative expenses ($96 million). For the first six months of 2021, primarily included in Cost of sales ($62 million) and Selling, informational and administrative expenses ($160 million). For the second quarter of 2020, primarily included in Cost of sales ($14 million) and Selling, informational and administrative expenses ($63 million). For the first six months of 2020, primarily included in Cost of sales ($27 million) and Selling, informational and administrative expenses ($78 million).
(g)Included in Other (income)/deductions—net. See Note 4.
(h)Mainly represents costs for consulting, legal, tax and advisory services associated with the internal reorganization of legal entities. For the second quarter of 2021, primarily included in Cost of sales ($16 million) and Selling, informational and administrative expenses ($34 million), and for the first six months of 2021, primarily included in Cost of sales ($32 million) and Selling, informational and administrative expenses ($87 million). For the second quarter of 2020, primarily included in Cost of sales ($19 million) and Selling, informational and administrative expenses ($47 million), and for the first six months of 2020, primarily included in Cost of sales ($30 million), Selling, informational and administrative expenses ($108 million) and Research and development expenses ($11 million).
(i)Included in Other (income)/deductions––net. For the first six months of 2021, includes a $45 million interim actuarial remeasurement pre-tax gain and for the first six months of 2020, includes a $74 million interim actuarial remeasurement pre-tax loss. See Note 1C.
(j)Included in (Gain) on completion of Consumer Healthcare JV transaction. See Note 2B.
(k)For the second quarter of 2021, primarily included in Research and development expenses ($187 million) and Other (income)/deductions––net ($27 million). For the first six months of 2021, primarily included in Selling, informational and administrative expenses ($12 million), Research and development expenses ($185 million) and Other (income)/deductions––net ($104 million). For the second quarter of 2020, primarily included in Selling, informational and administrative expenses ($21 million), Research and development expenses ($229 million) and Other (income)/deductions––net ($93 million). For the first six months of 2020, primarily included in Selling, informational and administrative expenses ($37 million), Research and development expenses ($230 million) and Other (income)/deductions––net ($257 million). Among other things, the second quarter and first six months of 2021 include a charge of $186 million for IPR&D related to an asset acquisition completed in the second quarter of 2021. Also, the second quarter of 2021, includes charges of $31 million and the first six months of 2021 includes charges of $81 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the Consumer Healthcare JV. Among other things, the second quarter of 2020 included charges of $85 million and the first six months of 2020 included charges of $245 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the Consumer Healthcare JV. The second quarter and first six months of 2020 also included upfront payments of $130 million to Valneva and $72 million to BioNTech, which were recorded to Research and development expenses.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Six Months Ended
(MILLIONS)	July 4, 2021	June 28, 2020	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$15,828	$4,829
The change is driven primarily by higher net income and advance payments in 2021 for BNT162b2 recorded in deferred revenue and the impact of timing of receipts and payments in the ordinary course of business, including an accrual for the gross profit split due to BioNTech, partially offset by a non-cash change in Other Adjustments, net, primarily resulting from an increase in unrealized gains on equity securities.

Investing activities from continuing operations	$(9,884)	$(1,630)
The change is driven mainly by a $10.8 billion increase in purchases of short-term investments with original maturities of greater than three months, partially offset by a $3.0 billion increase in redemptions of short-term investments with original maturities of greater than three months.

Financing activities from continuing operations	$(5,364)	$(4,493)
The change is driven mostly by a $5.2 billion decrease in proceeds from issuances of long-term debt, and a $277 million payment to Viatris in connection with the spin-off of the Upjohn Business, partially offset by a $2.2 billion reduction in principal repayments on long-term debt, a $1.8 billion decrease in payments on short-term borrowings with maturities of three months or less, and an $814 million net reduction in repayments of short-term borrowings with maturities of greater than three months.

Cash Flows from Discontinued Operations
Cash flows from discontinued operations primarily relate to our former Upjohn Business and the Mylan-Japan collaboration (see Note 2A). In 2020, investing and financing activities from discontinued operations primarily reflect investments in money market funds with proceeds from issuances of long-term debt.
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

Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of July 4, 2021, we had access to a $7 billion U.S. revolving credit facility expiring in 2025. In addition, our lenders have provided us an additional $395 million in lines of credit, of which $363 million expire within one year. Essentially all lines of credit were unused as of July 4, 2021.
Selected Measures of Liquidity and Capital Resources

The following presents certain relevant measures of our liquidity and capital resources:
(MILLIONS, EXCEPT RATIOS)	July 4, 2021	December 31, 2020
Selected financial assets(a):
Cash and cash equivalents	$2,372	$1,784
Short-term investments	19,328	10,437
Long-term investments, excluding private equity securities at cost	3,834	2,973
	25,533	15,195
Debt:
Short-term borrowings, including current portion of long-term debt	3,888	2,703
Long-term debt	35,354	37,133
	39,242	39,835
Selected net financial liabilities	$(13,709)	$(24,641)

Working capital(b)	$13,150	$9,147
Ratio of current assets to current liabilities	1.37:1	1.35:1
(a)See Note 7 for a description of certain assets held and for a description of credit risk related to our financial instruments held.
(b)The increase in working capital was primarily driven by an increase in short-term investments due to operating cash flow generation, partially offset by the timing of accruals, cash receipts and payments in the ordinary course of business and capital expenditures.
For information about the sources and uses of our funds, see the Analysis of the Condensed Consolidated Statements of Cash Flows section within MD&A.
For information about credit ratings, LIBOR, global economic conditions, and market risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Selected Measures of Liquidity and Capital Resources section within MD&A in our 2020 Form 10-K.
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

Share-Purchase Plans and Accelerated Share Repurchase Agreements

At July 4, 2021, our remaining share-purchase authorization was approximately $5.3 billion, with no repurchases in the first six months of 2021. See Note 12 in our 2020 Form 10-K for more information on our publicly announced share-purchase plans.

Dividends on Common Stock
In June 2021, our BOD declared a dividend of $0.39 per share, payable on September 7, 2021, to shareholders of record at the close of business on July 30, 2021. Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events.

NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standard, Not Adopted as of July 4, 2021
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
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, clinical trial results and other developing data that become available, revenue contribution, growth, performance, timing of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions and effects, including, among others, our efforts to respond to COVID-19, including our development of a vaccine to help prevent COVID-19 and our investigational protease inhibitors, the forecasted revenue contribution of BNT162b2 and the potential number of doses that we and BioNTech believe can be manufactured; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; anticipated study starts; our planned capital spending; and the expectations for our quarterly dividend payments.
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
Risks Related to Our Business, Industry and Operations, and Business Development:
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications and, if so, when and with what modifications and interpretations;
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval for new products and indications from regulators on a timely basis or at all; regulatory decisions impacting labeling, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities; the impact of recommendations by technical or advisory committees; and the timing of pricing approvals and product launches;
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could impact marketing approval, product labeling, and/or availability or commercial potential, including uncertainties regarding the commercial or other impact of the results of the Xeljanz ORAL Surveillance (A3921133) study or any potential actions by regulatory authorities based on analysis of ORAL Surveillance or other data, including on other Janus kinase (JAK) inhibitors in our portfolio;
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
•the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results, including impacts on our employees, manufacturing, supply chain, sales and marketing, research and development and clinical trials;
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
•the impact of product recalls, withdrawals and other unusual items, including uncertainties related to regulator-directed risk evaluations and assessments;
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
Risks Related to Intellectual Property, Technology and Security:
•any significant breakdown or interruption of our information technology systems and infrastructure;
•any business disruption, theft of confidential or proprietary information, extortion or integrity compromise resulting from a cyberattack;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the second quarter of 2021:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
April 5 through May 2, 2021	42,590	$37.84	—	$5,292,881,709
May 3 through May 30, 2021	104,104	$40.04	—	$5,292,881,709
May 31 through July 4, 2021	26,950	$39.07	—	$5,292,881,709
Total	173,644	$39.35	—
(a)Represents (i) 168,612 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 5,032 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2020 Form 10-K
ITEM 6. EXHIBITS

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

Pfizer Inc.
(Registrant)

Dated:	August 12, 2021	/s/ Jennifer B. Damico
Jennifer B. Damico, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)