Form 10-Q
period 2021-10-03
PFIZER INC
filed 2021-11-12
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

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

At November 8, 2021, 5,612,866,598 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 29, 2021 and August 23, 2020, and for U.S. subsidiaries is as of and for the three and nine months ended October 3, 2021 and September 27, 2020. References to “Notes” in this Form 10-Q are to the notes to the condensed or consolidated financial statements in this Form 10-Q or our 2020 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined:

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Allogene	Allogene Therapeutics, Inc.
Array	Array BioPharma Inc.
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BNT162b2	Pfizer BioNTech COVID-19 Vaccine
Comirnaty	Pfizer-BioNTech COVID-19 Vaccine
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMA	conditional marketing authorization
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, South Korea, Australia and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, South Korea, Australia and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Central Europe, Eastern Europe, the Middle East, Africa and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2021
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GSK	GlaxoSmithKline plc
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly & Company
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meridian	Meridian Medical Technologies, Inc.

MTM	mark-to-market
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020
Myovant	Myovant Sciences Ltd.
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid	PF-07321332 (SARS-CoV-2 3CL protease inhibitor (oral anti-viral)); ritonavir
PBM	pharmacy benefit manager
PDUFA	Prescription Drug User Fee Act
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Valneva	Valneva SE
Viatris	Viatris Inc.
YTD	Year-to-date or nine months ended
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues	$24,094	$10,277	$57,653	$30,224
Costs and expenses:
Cost of sales(a)	9,973	2,007	21,232	5,773
Selling, informational and administrative expenses(a)	2,905	2,658	8,617	7,858
Research and development expenses(a)	3,447	2,300	7,920	6,050
Amortization of intangible assets	981	862	2,784	2,579
Restructuring charges and certain acquisition-related costs	646	2	668	417
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	(6)
Other (income)/deductions––net	(1,696)	1,878	(3,697)	1,114
Income from continuing operations before provision/(benefit) for taxes on income	7,836	570	20,128	6,438
Provision/(benefit) for taxes on income	(331)	(347)	1,518	434
Income from continuing operations	8,167	917	18,610	6,004
Income/(loss) from discontinued operations––net of tax	(9)	560	24	2,334
Net income before allocation to noncontrolling interests	8,159	1,477	18,633	8,338
Less: Net income attributable to noncontrolling interests	12	8	47	25
Net income attributable to Pfizer Inc. common shareholders	$8,146	$1,469	$18,586	$8,313

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.45	$0.16	$3.32	$1.08
Income/(loss) from discontinued operations––net of tax	—	0.10	—	0.42
Net income attributable to Pfizer Inc. common shareholders	$1.45	$0.26	$3.32	$1.50

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.42	$0.16	$3.26	$1.06
Income/(loss) from discontinued operations––net of tax	—	0.10	—	0.42
Net income attributable to Pfizer Inc. common shareholders	$1.42	$0.26	$3.27	$1.48

Weighted-average shares––basic	5,609	5,557	5,597	5,552
Weighted-average shares––diluted	5,725	5,633	5,688	5,622
(a)Exclusive of amortization of intangible assets, except as disclosed in Note 9 in this Form 10-Q and Note 1L in our 2020 Form 10-K.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income before allocation to noncontrolling interests	$8,159	$1,477	$18,633	$8,338

Foreign currency translation adjustments, net	(866)	1,403	(366)	(27)
Unrealized holding gains/(losses) on derivative financial instruments, net	213	(372)	179	(661)
Reclassification adjustments for (gains)/losses included in net income(a)	48	143	286	(25)
	261	(230)	464	(685)
Unrealized holding gains/(losses) on available-for-sale securities, net	(266)	239	(128)	231
Reclassification adjustments for (gains)/losses included in net income(b)	9	(85)	(172)	(25)
	(257)	155	(300)	205
Reclassification adjustments related to amortization of prior service costs and other, net	(39)	(45)	(119)	(134)
Reclassification adjustments related to curtailments of prior service costs and other, net	(59)	—	(59)	—
Other	2	(3)	(3)	1
	(97)	(47)	(181)	(133)
Other comprehensive income/(loss), before tax	(959)	1,280	(382)	(640)
Tax provision/(benefit) on other comprehensive income/(loss)	(65)	(19)	(44)	(311)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(894)	$1,299	$(338)	$(329)

Comprehensive income/(loss) before allocation to noncontrolling interests	$7,265	$2,776	$18,296	$8,009
Less: Comprehensive income/(loss) attributable to noncontrolling interests	9	11	48	16
Comprehensive income/(loss) attributable to Pfizer Inc.	$7,256	$2,766	$18,248	$7,993
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	October 3, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$1,966	$1,784
Short-term investments	27,730	10,437
Trade accounts receivable, less allowance for doubtful accounts: 2021—$494; 2020—$508	11,897	7,930
Inventories	8,640	8,046
Current tax assets	3,877	3,264
Other current assets	3,790	3,605
Total current assets	57,900	35,067
Equity-method investments	16,349	16,856
Long-term investments	5,248	3,406
Property, plant and equipment, less accumulated depreciation: 2021—$15,403; 2020—$14,812	14,436	13,900
Identifiable intangible assets	26,306	28,471
Goodwill	49,489	49,577
Noncurrent deferred tax assets and other noncurrent tax assets	2,755	2,383
Other noncurrent assets	6,705	4,569
Total assets	$179,188	$154,229

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2021—$2,663; 2020—$2,002	$3,629	$2,703
Trade accounts payable	4,698	4,309
Dividends payable	2,191	2,162
Income taxes payable	4,496	1,049
Accrued compensation and related items	2,571	3,058
Deferred revenues	3,529	1,113
Other current liabilities	20,690	11,527
Total current liabilities	41,803	25,920

Long-term debt	36,250	37,133
Pension benefit obligations	3,676	4,766
Postretirement benefit obligations	627	645
Noncurrent deferred tax liabilities	328	4,063
Other taxes payable	11,336	11,560
Other noncurrent liabilities	9,201	6,669
Total liabilities	103,221	90,756

Commitments and Contingencies

Common stock	473	470
Additional paid-in capital	89,973	88,674
Treasury stock	(111,359)	(110,988)
Retained earnings	102,252	90,392
Accumulated other comprehensive loss	(5,649)	(5,310)
Total Pfizer Inc. shareholders’ equity	75,691	63,238
Equity attributable to noncontrolling interests	275	235
Total equity	75,967	63,473
Total liabilities and equity	$179,188	$154,229
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, July 4, 2021	—	$—	9,450	$472	$89,336	(3,851)	$(111,356)	$96,346	$(4,758)	$70,042	$273	$70,315
Net income								8,146		8,146	12	8,159
Other comprehensive income/(loss), net of tax									(891)	(891)	(3)	(894)
Cash dividends declared, per share: $0.39
Common stock								(2,192)		(2,192)		(2,192)
Preferred stock										—		—
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			13	1	637	—	(3)	(1)		634		634
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	(47)		(47)	1	(46)
Balance, October 3, 2021	—	$—	9,462	$473	$89,973	(3,851)	$(111,359)	$102,252	$(5,649)	$75,691	$275	$75,967

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 28, 2020	—	$—	9,394	$470	$87,886	(3,840)	$(110,978)	$93,946	$(6,983)	$64,342	$228	$64,570
Net income								1,469		1,469	8	1,477
Other comprehensive income/(loss), net of tax									1,296	1,296	3	1,299
Cash dividends declared, per share: $0.38
Common stock								(2,113)		(2,113)		(2,113)
Preferred stock										—		—
Noncontrolling interests										—	(1)	(1)
Share-based payment transactions			3	—	275	—	(2)			273		273
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	—		—	(1)	(1)
Balance, September 27, 2020	—	$—	9,397	$470	$88,161	(3,840)	$(110,980)	$93,302	$(5,687)	$65,267	$236	$65,503
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2021	—	$—	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income								18,586		18,586	47	18,633
Other comprehensive income/(loss), net of tax									(338)	(338)	—	(338)
Cash dividends declared, per share: $1.17
Common stock								(6,569)		(6,569)		(6,569)
Preferred stock										—		—
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			56	3	1,300	(11)	(371)	(77)		855		855
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	—	—			—	—	—			—		—
Other					—	—	—	(81)		(81)	1	(79)
Balance, October 3, 2021	—	$—	9,462	$473	$89,973	(3,851)	$(111,359)	$102,252	$(5,649)	$75,691	$275	$75,967

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$91,397	$(5,367)	$63,143	$303	$63,447
Net income								8,313		8,313	25	8,338
Other comprehensive income/(loss), net of tax									(319)	(319)	(9)	(329)
Cash dividends declared, per share: $1.14
Common stock								(6,408)		(6,408)		(6,408)
Preferred stock								—		—		—
Noncontrolling interests										—	(81)	(81)
Share-based payment transactions			28	1	748	(6)	(210)			539		539
Purchases of common stock						—	—			—		—
Preferred stock conversions and redemptions	(431)	(17)			(15)	1	31			(1)		(1)
Other					—	—	—	—		—	(1)	(1)
Balance, September 27, 2020	—	$—	9,397	$470	$88,161	(3,840)	$(110,980)	$93,302	$(5,687)	$65,267	$236	$65,503
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020
Operating Activities
Net income before allocation to noncontrolling interests	$18,633	$8,338
Income from discontinued operations—net of tax	24	2,334
Net income from continuing operations before allocation to noncontrolling interests	18,610	6,004
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,914	3,573
Asset write-offs and impairments	115	989
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed	—	(6)
Deferred taxes from continuing operations	(3,702)	(735)
Share-based compensation expense	687	468
Benefit plan contributions in excess of expense/income	(1,933)	(760)
Other adjustments, net	(1,848)	(313)
Other changes in assets and liabilities, net of acquisitions and divestitures	10,816	(2,856)
Net cash provided by operating activities from continuing operations	26,660	6,364
Net cash provided by operating activities from discontinued operations	6	2,414
Net cash provided by operating activities	26,666	8,778

Investing Activities
Purchases of property, plant and equipment	(1,718)	(1,413)
Purchases of short-term investments	(26,280)	(9,309)
Proceeds from redemptions/sales of short-term investments	15,852	8,397
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(7,152)	671
Purchases of long-term investments	(861)	(284)
Proceeds from redemptions/sales of long-term investments	569	648
Other investing activities, net	(370)	160
Net cash provided by/(used in) investing activities from continuing operations	(19,960)	(1,129)
Net cash provided by/(used in) investing activities from discontinued operations	—	(11,472)
Net cash provided by/(used in) investing activities	(19,960)	(12,601)

Financing Activities
Proceeds from short-term borrowings	—	12,352
Principal payments on short-term borrowings	(1)	(17,449)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	265	1,624
Proceeds from issuance of long-term debt	997	5,222
Principal payments on long-term debt	(1,001)	(2,511)
Cash dividends paid	(6,540)	(6,328)
Other financing activities, net	(185)	(166)
Net cash provided by/(used in) financing activities from continuing operations	(6,465)	(7,257)
Net cash provided by/(used in) financing activities from discontinued operations	—	11,395
Net cash provided by/(used in) financing activities	(6,465)	4,138
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(32)	(39)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	209	277
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,825	1,350
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,034	$1,627
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$2,943	$2,445
Interest paid	1,205	1,297
Interest rate hedges	(26)	(45)

Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$1,552	$157
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

Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 29, 2021 and August 23, 2020, and for U.S. subsidiaries is as of and for the three and nine months ended October 3, 2021 and September 27, 2020.
Business development activities impacted financial results in the periods presented. See Note 1A in our 2020 Form 10-K, and Note 2. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. For additional information, see Note 2B in our 2020 Form 10-K. On December 21, 2020, which fell in Pfizer’s international first quarter of 2021, Pfizer and Viatris completed the termination of the Mylan-Japan collaboration pursuant to an agreement dated November 13, 2020, and we transferred related inventories and operations that were part of the Mylan-Japan collaboration to Viatris. As a result, the financial position and results of operations of the Upjohn Business and the Mylan-Japan collaboration are presented as discontinued operations. Prior-period information has been restated to reflect our current organization structure.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impacts of the adjustments on our condensed consolidated financial statements are summarized as follows:
	Three Months Ended
	October 3, 2021			September 27, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Income:
Other (income)/deductions––net	$(641)	$(1,055)	$(1,696)	$889	$989	$1,878
Income from continuing operations before provision/(benefit) for taxes on income	6,782	1,055	7,836	1,559	(989)	570
Provision/(benefit) for taxes on income	(561)	230	(331)	(104)	(243)	(347)
Income/(loss) from discontinued operations––net of tax	(9)	—	(9)	539	21	560
Net income before allocation to noncontrolling interests	7,334	825	8,159	2,202	(724)	1,477
Net income attributable to Pfizer Inc. common shareholders	7,322	825	8,146	2,194	(724)	1,469
Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.30	$0.15	$1.45	$0.30	$(0.13)	$0.16
Income/(loss) from discontinued operations––net of tax	—	—	—	0.10	—	0.10
Net income attributable to Pfizer Inc. common shareholders	1.30	0.15	1.45	0.39	(0.13)	0.26
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.27	$0.15	$1.42	$0.29	$(0.13)	$0.16
Income/(loss) from discontinued operations––net of tax	—	—	—	0.10	—	0.10
Net income attributable to Pfizer Inc. common shareholders	1.27	0.15	1.42	0.39	(0.13)	0.26
Condensed Consolidated Statements of Comprehensive Income:
Foreign currency translation adjustments, net	$(961)	$95	$(866)	$1,609	$(206)	$1,403
Benefit plans: actuarial gains/(losses), net	836	(836)	—	(1,211)	1,211	—
Reclassification adjustments related to amortization	74	(74)	—	67	(67)	—
Reclassification adjustments related to settlements, net	139	(139)	—	174	(174)	—
Other	95	(95)	—	(206)	206	—
Tax provision/(benefit) on other comprehensive income/(loss)	(89)	23	(65)	(262)	243	(19)

	Nine Months Ended
	October 3, 2021			September 27, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Income:
Other (income)/deductions––net	$(2,414)	$(1,283)	$(3,697)	$232	$881	$1,114
Income from continuing operations before provision/(benefit) for taxes on income	18,845	1,283	20,128	7,320	(881)	6,438
Provision/(benefit) for taxes on income	1,237	281	1,518	647	(213)	434
Income/(loss) from discontinued operations––net of tax	24	—	24	2,374	(40)	2,334
Net income before allocation to noncontrolling interests	17,631	1,002	18,633	9,046	(709)	8,338
Net income attributable to Pfizer Inc. common shareholders	17,584	1,002	18,586	9,022	(709)	8,313
Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3.14	$0.18	$3.32	$1.20	$(0.12)	$1.08
Income/(loss) from discontinued operations––net of tax	—	—	—	0.43	(0.01)	0.42
Net income attributable to Pfizer Inc. common shareholders	3.14	0.18	3.32	1.62	(0.13)	1.50
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3.08	$0.18	$3.26	$1.18	$(0.12)	$1.06
Income/(loss) from discontinued operations––net of tax	—	—	—	0.42	(0.01)	0.42
Net income attributable to Pfizer Inc. common shareholders	3.09	0.18	3.27	1.60	(0.13)	1.48

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	October 3, 2021			September 27, 2020
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Statements of Comprehensive Income:
Foreign currency translation adjustments, net	$(354)	$(11)	$(366)	$96	$(123)	$(27)
Benefit plans: actuarial gains/(losses), net	881	(881)	—	(1,372)	1,372	—
Reclassification adjustments related to amortization	222	(222)	—	200	(200)	—
Reclassification adjustments related to settlements, net	162	(162)	—	240	(240)	—
Other	(11)	11	—	(123)	123	—
Tax provision/(benefit) on other comprehensive income/(loss)	(20)	(24)	(44)	(527)	215	(311)
Condensed Consolidated Statements of Cash Flows:
Deferred taxes from continuing operations	$(3,983)	$281	$(3,702)	$(522)	$(213)	$(735)
Benefit plan contributions in excess of expense/income	(650)	(1,283)	(1,933)	(1,642)	881	(760)

	October 3, 2021			December 31, 2020
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Condensed Consolidated Balance Sheets:
Noncurrent deferred tax assets and other noncurrent tax assets	$3,012	$(257)	$2,755	$2,383	$—	$2,383
Other noncurrent assets	6,687	18	6,705	4,569	—	4,569
Pension benefit obligations	3,677	—	3,676	4,766	—	4,766
Retained earnings	101,250	1,002	102,252	96,770	(6,378)	90,392
Accumulated other comprehensive loss	(4,408)	(1,241)	(5,649)	(11,688)	6,378	(5,310)
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
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	October 3, 2021	December 31, 2020
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$996	$861
Other current liabilities:
Accrued rebates	3,470	3,017
Other accruals	470	436
Other noncurrent liabilities	503	399
Total accrued rebates and other sales-related accruals	$5,439	$4,712
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
During the three and nine months ended October 3, 2021 and September 27, 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2020 Form 10-K.
Note 2. Discontinued Operations, Equity-Method Investment and Collaborative Arrangement
A. Discontinued Operations
Upjohn Separation and Combination with Mylan
On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan to form Viatris. See Note 1A.
In connection with this transaction, Pfizer and Viatris entered into various agreements to effect the separation and combination to provide a framework for our relationship after the combination, including a separation and distribution agreement, interim operating models, including agency arrangements, manufacturing and supply agreements (MSAs), transition service agreements (TSAs), a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. In the three and nine months ended October 3, 2021, the amounts recorded under the above agreements were not material to our consolidated results of operations. Net amounts due from Viatris under the above agreements were approximately $197 million as of October 3, 2021 and $401 million as of December 31, 2020. The cash flows associated with the above agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in the first quarter of 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net, and was recorded as a payable to Viatris in Other current liabilities as of December 31, 2020. In addition, Pfizer and Mylan had pre-existing arms-length commercial agreements, which are continuing with Viatris and are not material to Pfizer’s consolidated financial statements.
The operating results of the Upjohn Business and the Mylan-Japan collaboration are reported as Income/(loss) from discontinued operations––net of tax.

Components of Income/(loss) from discontinued operations––net of tax:
	Three Months Ended(a)		Nine Months Ended(a)
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues	$—	$1,854	$27	$5,737
Costs and expenses:
Cost of sales	4	526	18	1,425
Selling, informational and administrative expenses	2	359	(1)	1,061
Research and development expenses	—	60	1	165
Amortization of intangible assets	—	37	—	109
Restructuring charges and certain acquisition-related costs	—	1	—	18
Other (income)/deductions––net	5	233	6	304
Pre-tax income/(loss) from discontinued operations	(10)	639	3	2,654
Provision/(benefit) for taxes on income	(2)	79	(21)	320
Income/(loss) from discontinued operations––net of tax	$(9)	$560	$24	$2,334
(a)In the third quarter of 2021, Income/(loss) from discontinued operations—net of tax reflects post-closing adjustments directly related to our discontinued operations, including adjustments for legal and tax related matters. In the first nine months of 2021, Income/(loss) from discontinued operations—net of tax includes the operations of the Mylan-Japan collaboration, which terminated during Pfizer’s international first quarter of 2021, and post-closing adjustments directly related to our discontinued operations, including adjustments for tax, benefits and legal related matters. In the three and nine months ended September 27, 2020, Income/(loss) from discontinued operations—net of tax relates to the Upjohn Business and the Mylan-Japan collaboration and includes the change in accounting principle in the first quarter of 2021 to MTM Accounting, which has been applied on a retrospective basis for all prior periods presented. See Note 1C. In the three and nine months ended September 27, 2020, Income/(loss) from discontinued operations—net of tax includes interest expense of $76 million associated with the U.S. dollar and Euro denominated senior unsecured notes issued by Upjohn Inc. and Upjohn Finance B.V. in the second quarter of 2020 and charges of $144 million related to the remeasurement of Euro debt issued by Upjohn Finance B.V. in the second quarter of 2020.

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
We are accounting for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $16.1 billion as of October 3, 2021 and $16.7 billion as of December 31, 2020 and is reported as a private equity investment in Equity-method investments as of October 3, 2021 and December 31, 2020. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2020 is primarily due to $549 million in pre-tax foreign currency translation adjustments (see Note 6), as well as dividends totaling approximately $295 million, partially offset by our share of the JV’s earnings. We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of the JV’s earnings generated in the second quarter of 2021, which we recorded in our operating results in the third quarter of 2021, was $106 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and first six months of 2021, which we recorded in our operating results in the first nine months of 2021, was $324 million. Our total share of the JV’s earnings generated in the second quarter of 2020, which we recorded in our operating results in the third quarter of 2020, was $166 million. Our total share of the JV’s earnings generated in the fourth quarter of 2019 and first six months of 2020, which we recorded in our operating results in the first nine months of 2020, was $306 million. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV is included in Other (income)/deductions––net and was not material to our results of operations in the periods presented. See Note 4.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, for the three and nine months ending June 30, 2021, the most recent period available, and for the three and nine months ending June 30, 2020, is as follows:

	Three Months Ended		Nine Months Ended
(MILLIONS)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$3,152	$2,927	$9,428	$9,618
Cost of sales	(1,180)	(1,061)	(3,536)	(4,266)
Gross profit	$1,972	$1,866	$5,892	$5,352
Income from continuing operations	348	524	1,064	995
Net income	348	524	1,064	995
Income attributable to shareholders	330	518	1,012	959
C. Collaboration Arrangement
Collaboration with Arvinas
On July 22, 2021, we announced a global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader. The estrogen receptor is a well-known disease driver in most breast cancers. Under the terms of the collaboration agreement, we made an upfront payment to Arvinas of $650 million in July 2021, which was recorded to Research and development expenses. On September 13, 2021, we made a $350 million equity investment in Arvinas, receiving approximately 3.5 million newly issued shares of Arvinas common stock, priced at a 30% premium to the 30-day volume weighted average price on July 20, 2021, representing an equity ownership stake by Pfizer of approximately 7% as of September 13, 2021. Arvinas is also eligible to receive up to $400 million in approval milestones and up to $1 billion in commercial milestones. The companies will equally share worldwide development costs, commercialization expenses and profits.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We have

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

undertaken efforts to ensure our cost base and support model align appropriately with our new operating structure. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. This program is primarily composed of the following three initiatives:
•We are taking steps to restructure our corporate enabling functions to appropriately support our business, R&D and PGS platform functions. We expect costs, primarily related to restructuring our corporate enabling functions, to total $1.6 billion, with substantially all costs to be cash expenditures. Actions include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
•In addition, we are transforming our commercial go-to market model in the way we engage patients and physicians. We expect costs of $1.1 billion, with substantially all costs to be cash expenditures. Actions include, among others, centralization of certain activities and enhanced use of digital technologies. The costs for this effort primarily include severance and associated implementation costs.
•We are also optimizing our manufacturing network and incurring certain legacy cost-reduction initiatives related to our manufacturing business. We expect to incur costs of $500 million, with approximately 20% of the costs to be non-cash. The costs for this effort include, among other things, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
The program costs discussed above are expected to be incurred primarily from 2020 through 2022, and may be rounded and represent approximations.
From the start of this program in the fourth quarter of 2019 through October 3, 2021, we incurred costs of $2.0 billion.
B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits, which are composed primarily of the Transforming to a More Focused Company program:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Restructuring charges/(credits):
Employee terminations	$630	$(15)	$649	$340
Asset impairments	10	20	9	43
Exit costs/(credits)	3	(11)	—	(10)
Restructuring charges/(credits)(a)	643	(5)	657	374
Transaction costs(b)	—	—	—	14
Integration costs and other(c)	3	7	11	29
Restructuring charges and certain acquisition-related costs	646	2	668	417
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net(d)	(63)	—	(51)	2
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	23	4	64	14
Selling, informational and administrative expenses	8	—	23	—
Research and development expenses	—	—	—	(3)
Total additional depreciation––asset restructuring	31	4	87	10
Implementation costs recorded in our condensed consolidated statements of income as follows(f):
Cost of sales	8	9	29	27
Selling, informational and administrative expenses	142	36	287	114
Research and development expenses	—	1	1	2
Total implementation costs	151	47	316	142
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$764	$52	$1,020	$571
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)Amounts for the three and nine months ended September 27, 2020 include the impact of a change in accounting principle. See Note 1C.
(e)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(f)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2020(a)	$782	$—	$15	$798
Provision	649	9	—	657
Utilization and other(b)	(306)	(9)	(5)	(319)
Balance, October 3, 2021(c)	$1,125	$—	$10	$1,135
(a)Included in Other current liabilities ($628 million) and Other noncurrent liabilities ($169 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($860 million) and Other noncurrent liabilities ($275 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Interest income	$(10)	$(15)	$(21)	$(68)
Interest expense	325	345	975	1,102
Net interest expense	315	330	954	1,034
Royalty-related income	(261)	(214)	(649)	(524)
Net (gains)/losses on asset disposals	(1)	(2)	(99)	—
Net (gains)/losses recognized during the period on equity securities(a)	(400)	70	(1,601)	(408)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(65)	(30)	(317)	(245)
Net periodic benefit costs/(credits) other than service costs(c)	(1,132)	1,043	(1,635)	749
Certain legal matters, net(d)	38	(17)	458	5
Certain asset impairments(e)	—	900	—	900
Consumer Healthcare JV equity method (income)/loss(f)	(105)	(103)	(307)	(196)
Other, net	(84)	(99)	(501)	(202)
Other (income)/deductions––net	$(1,696)	$1,878	$(3,697)	$1,114
(a)The gains in the third quarter and first nine months of 2021 include, among other things, unrealized gains of $420 million and $1.5 billion, respectively, related to investments in BioNTech and Cerevel Therapeutics, LLC. The losses in the third quarter of 2020 included, among other things, unrealized losses of $131 million related to our investment in Allogene. The gains in the first nine months of 2020 included, among other things, unrealized gains of $397 million related to our investments in Allogene and BioNTech.
(b)The first nine months of 2021 includes, among other things, $188 million of net collaboration income from BioNTech in the first quarter of 2021 related to the COVID-19 vaccine. The first nine months of 2020 mainly included, among other things, (i) an upfront payment to us of $75 million from our sale of our CK1 assets to Biogen, Inc., (ii) $40 million of milestone income from Puma Biotechnology, Inc. related to Neratinib regulatory approvals in the EU and (iii) $30 million of milestone income from Lilly related to the first commercial sale in the U.S. of LOXO-292 for the treatment of RET fusion-positive NSCLC.
(c)Amounts include the impact of a change in accounting principle. See Notes 1C and 10.
(d)The first nine months of 2021 primarily includes an amount to resolve a Multi-District Litigation relating to EpiPen pending against the Company in the U.S. District Court for the District of Kansas for $345 million, which remains subject to court approval. See Note 12A5.
(e)The third quarter and first nine months of 2020 included intangible asset impairment charges of $900 million related to IPR&D assets for unapproved indications of certain cancer medicines, acquired in our Array acquisition, and reflected, among other things, updated commercial forecasts.
(f)See Note 2B.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was (4.2)% for the third quarter of 2021, compared to (60.9)% for the third quarter of 2020, and was 7.5% for the first nine months of 2021, compared to 6.7% for the first nine months of 2020.
The negative effective tax rate for the third quarter of 2021 was primarily a result of certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV with GSK based on estimates and assumptions

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that we believe to be reasonable. The negative effective tax rate for the third quarter of 2020 was primarily a result of benefits associated with certain intangible asset impairments (see Note 4(e)). The increase in the effective tax rate for the first nine months of 2021, compared to the first nine months of 2020, was due to the change in the jurisdictional mix of earnings primarily related to Comirnaty and the non-recurrence of benefits associated with certain intangible asset impairments, partially offset by certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV with GSK.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The third annual installment of this liability was paid by its April 15, 2021 due date. The fourth annual installment is due April 15, 2022 and is reported in current Income taxes payable as of October 3, 2021. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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

The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued Revenue Agent’s Reports (RARs) for tax years 2011-2013 and 2014-2015. We are not in agreement with the RARs and are currently appealing certain disputed issues. Tax years 2016-2018 are currently under audit. Tax years 2019-2021 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years in certain major international tax jurisdictions dating back to 2011.
For additional information, see Note 5D in our 2020 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Foreign currency translation adjustments, net(a)	$(32)	$10	$(30)	$(167)
Unrealized holding gains/(losses) on derivative financial instruments, net	21	(43)	28	(126)
Reclassification adjustments for (gains)/losses included in net income	13	7	48	(13)
	34	(37)	76	(139)
Unrealized holding gains/(losses) on available-for-sale securities, net	(33)	30	(16)	29
Reclassification adjustments for (gains)/losses included in net income	1	(11)	(22)	(3)
	(32)	19	(37)	26
Reclassification adjustments related to amortization of prior service costs and other, net	(22)	(11)	(39)	(32)
Reclassification adjustments related to curtailments of prior service costs and other, net	(14)	—	(14)	—
Other	—	(1)	(1)	1
	(36)	(11)	(54)	(31)
Tax provision/(benefit) on other comprehensive income/(loss)	$(65)	$(19)	$(44)	$(311)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2020(a)	$(5,450)	$(428)	$116	$452	$(5,310)
Other comprehensive income/(loss)(b)	(336)	388	(262)	(127)	(338)
Balance, October 3, 2021	$(5,787)	$(40)	$(146)	$325	$(5,649)
(a)Amounts include the impact of a change in accounting principle. See Note 1C.
(b)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments include net losses related to our equity method investment in the Consumer Healthcare JV (see Note 2B) and net gains related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	October 3, 2021			December 31, 2020
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$2,367	$—	$2,367	$567	$—	$567

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	16,826	—	16,826	7,719	—	7,719
Government and agency—U.S.	4,881	—	4,881	982	—	982
Corporate and other	1,181	—	1,181	1,008	—	1,008
	22,887	—	22,887	9,709	—	9,709
Total short-term investments	25,254	—	25,254	10,276	—	10,276
Other current assets
Derivative assets:
Interest rate contracts	6	—	6	18	—	18
Foreign exchange contracts	478	—	478	234	—	234
Total other current assets	484	—	484	251	—	251
Long-term investments
Classified as equity securities with readily determinable fair values(a)	4,165	4,141	25	2,809	2,776	32

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	425	—	425	6	—	6
Government and agency—U.S.	9	—	9	121	—	121
Corporate and other	—	—	—	—	—	—
	434	—	434	128	—	128
Total long-term investments	4,600	4,141	459	2,936	2,776	160
Other noncurrent assets
Derivative assets:
Interest rate contracts	18	—	18	117	—	117
Foreign exchange contracts	219	—	219	5	—	5
Total derivative assets	236	—	236	122	—	122
Insurance contracts(b)	762	—	762	693	—	693
Total other noncurrent assets	998	—	998	814	—	814
Total assets	$31,336	$4,141	$27,195	$14,278	$2,776	$11,501

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$346	$—	$346	$501	$—	$501
Total other current liabilities	346	—	346	501	—	501
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	477	—	477	599	—	599
Total other noncurrent liabilities	477	—	477	599	—	599
Total liabilities	$823	$—	$823	$1,100	$—	$1,100
(a)Long-term equity securities of $191 million as of October 3, 2021 and $190 million as of December 31, 2020 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

Carrying values and estimated fair values using a market approach:
	October 3, 2021		December 31, 2020
(MILLIONS)	Carrying Value	Estimated Fair Value at Level 2	Carrying Value	Estimated Fair Value at Level 2
Financial Liabilities
Long-term debt, excluding the current portion	$36,250	$42,228	$37,133	$45,533
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of October 3, 2021 and December 31, 2020. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	October 3, 2021	December 31, 2020
Short-term investments
Equity securities with readily determinable fair values(a)	$2,367	$567
Available-for-sale debt securities	22,887	9,709
Held-to-maturity debt securities	2,476	161
Total Short-term investments	$27,730	$10,437

Long-term investments
Equity securities with readily determinable fair values	$4,165	$2,809
Available-for-sale debt securities	434	128
Held-to-maturity debt securities	32	37
Private equity securities at cost(b)	616	432
Total Long-term investments	$5,248	$3,406
Equity-method investments	16,349	16,856
Total long-term investments and equity-method investments	$21,596	$20,262
Held-to-maturity cash equivalents	$467	$89
(a)As of October 3, 2021 and December 31, 2020, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At October 3, 2021, our debt investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:

	October 3, 2021							December 31, 2020
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$17,414	$16	$(179)	$17,251	$16,826	$425	$—	$7,593	$136	$(4)	$7,725
Government and agency––U.S.	4,890	—	(1)	4,889	4,881	9	—	1,104	—	(1)	1,103
Corporate and other	1,185	—	(4)	1,181	1,181	—	—	1,006	2	—	1,008
Held-to-maturity debt securities
Time deposits and other	986	—	—	986	959	16	11	283	—	—	283
Government and agency––non-U.S.	1,988	—	—	1,988	1,984	4	1	5	—	—	5
Total debt securities	$26,463	$16	$(183)	$26,297	$25,830	$454	$12	$9,991	$138	$(5)	$10,124
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net (gains)/losses recognized during the period on equity securities(a)	$(400)	$70	$(1,601)	$(408)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(78)	2	(83)	(16)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(322)	$68	$(1,518)	$(391)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. As of October 3, 2021, there were cumulative impairments and downward adjustments of $95 million and upward adjustments of $151 million. Impairments, downward and upward adjustments were not significant in the third quarter and first nine months of 2021 and 2020.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	October 3, 2021	December 31, 2020
Commercial paper	$100	$556
Current portion of long-term debt, principal amount	2,664	2,004
Other short-term borrowings, principal amount(a)	866	145
Total short-term borrowings, principal amount	3,630	2,705
Net unamortized discounts, premiums and debt issuance costs	(1)	(2)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$3,629	$2,703
(a)Includes cash collateral. See Note 7F.
D. Long-Term Debt
New Issuance

In the third quarter of 2021, we issued the following senior unsecured notes at an effective interest rate of 1.79%:
(MILLIONS)		Principal
Interest Rate	Maturity Date	As of October 3, 2021
1.750%(a)	August 18, 2031	$1,000
(a)The notes may be redeemed by us at any time, in whole, or in part, at a redemption price plus accrued and unpaid interest.

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	October 3, 2021	December 31, 2020
Total long-term debt, principal amount	$34,975	$35,774
Net fair value adjustments related to hedging and purchase accounting	1,470	1,562
Net unamortized discounts, premiums and debt issuance costs	(200)	(207)
Other long-term debt	4	4
Total long-term debt, carried at historical proceeds, as adjusted	$36,250	$37,133
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$2,663	$2,002
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

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
	October 3, 2021			December 31, 2020
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$27,798	$568	$743	$24,369	$145	$1,005
Interest rate contracts	1,250	24	—	1,950	135	—
		592	743		280	1,005
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$24,150	129	81	$15,063	94	95
Total		$720	$823		$373	$1,100
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of October 3, 2021 and $5.0 billion as of December 31, 2020.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$204	$(379)	$(59)	$(149)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	10	7	10	7
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(5)	(9)	—	—	—	—
Hedged item	5	9	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	177	(257)	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(c)	—	—	19	9	26	38
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	25	—	—	—
Foreign currency long-term debt	—	—	19	(72)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(74)	255	—	—	—	—
All other net(c)	—	—	—	—	—	—
	$(74)	$255	$453	$(692)	$(21)	$(104)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Nine Months Ended
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$147	$(721)	$(314)	$(23)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	31	49	28	48
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(6)	383	—	—	—	—
Hedged item	6	(383)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	332	(17)	—	—
The portion of foreign exchange contracts excluded from the assessment of hedge effectiveness(c)	—	—	54	185	82	122
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	52	8	—	—
Foreign currency long-term debt	—	—	66	(69)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(97)	205	—	—	—	—
All other net(c)	—	—	1	12	1	(1)
	$(97)	$205	$683	$(553)	$(204)	$147
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
(b)The amounts reclassified from OCI into COS were:
•a net loss of $18 million in the third quarter of 2021;
•a net loss of $94 million in the first nine months of 2021;
•a net gain of $34 million in the third quarter of 2020; and
•a net gain of $184 million in the first nine months of 2020.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $202 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 22 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings which are used in net investment hedges. The short-term borrowings carrying value as of October 3, 2021 was $1.2 billion. The long-term debt carrying values as of October 3, 2021 and December 31, 2020 were $862 million and $2.1 billion, respectively.

The following summarizes cumulative basis adjustments for fair value hedges to our long-term debt:
	October 3, 2021			December 31, 2020
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$1,241	$18	$1,178	$2,016	$117	$1,149
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13B below and Note 17B in our 2020 Form 10-K.

As of October 3, 2021, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by the U.S., Canada, Germany, Japan, U.K., France, Australia, Sweden, Denmark, Switzerland, and Finland.

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association (ISDA) master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of October 3, 2021, the aggregate fair value of these derivative financial instruments that are in a net payable position was $357 million, for which we have posted collateral of $357 million with a corresponding amount reported in Short-term investments. As of October 3, 2021, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $246 million, for which we have received collateral of $236 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	October 3, 2021	December 31, 2020
Finished goods	$3,280	$2,878
Work-in-process	4,469	4,430
Raw materials and supplies	891	738
Inventories(a)	$8,640	$8,046
Noncurrent inventories not included above(b)	$935	$890
(a)The change from December 31, 2020 primarily reflects increases for certain products, including inventory build for new product launches (primarily Comirnaty), supply recovery and network strategy, partially offset by decreases due to market demand.
(b)Included in Other noncurrent assets. There are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $7.8 billion as of October 3, 2021 and $25 million as of December 31, 2020.
Note 9. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	October 3, 2021			December 31, 2020
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$74,144	$(53,472)	$20,673	$73,545	$(50,902)	$22,643
Brands	922	(799)	123	922	(774)	148
Licensing agreements and other	2,284	(1,273)	1,011	2,292	(1,186)	1,106
	77,350	(55,544)	21,807	76,759	(52,862)	23,896
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D	3,100		3,100	3,175		3,175
Licensing agreements and other	573		573	573		573
	4,500		4,500	4,575		4,575
Identifiable intangible assets(b)	$81,850	$(55,544)	$26,306	$81,334	$(52,862)	$28,471

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)The increase in the gross carrying amount primarily reflects $500 million of capitalized Comirnaty sales milestones to BioNTech.
(b)The decrease is primarily due to amortization, partially offset by the capitalization of the Comirnaty milestones described above.
Amortization
Total amortization of finite-lived intangible assets was $993 million for the third quarter of 2021 and $873 million for the third quarter of 2020, and $2.8 billion for the first nine months of 2021 and $2.6 billion for the first nine months of 2020.
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

The following summarizes the components of net periodic benefit cost/(credit), including in 2020 costs/(credits) reported as part of discontinued operations:
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
Service cost	$—	$—	$32	$36	$9	$10
Interest cost	114	139	37	40	7	13
Expected return on plan assets	(261)	(251)	(83)	(79)	(10)	(9)
Amortization of prior service credits	—	(1)	—	(1)	(39)	(43)
Curtailments	—	—	—	—	(64)	—
Actuarial (gains)/losses(a)	(836)	1,212	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$(983)	$1,099	$(14)	$(3)	$(96)	$(30)

	Pension Plans
	U.S.		International		Postretirement Plans
	Nine Months Ended
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
Service cost	$—	$—	$98	$108	$27	$29
Interest cost	341	419	110	122	22	38
Expected return on plan assets	(782)	(754)	(246)	(238)	(29)	(27)
Amortization of prior service credits	(1)	(3)	(1)	(2)	(116)	(129)
Curtailments	—	—	(1)	—	(64)	—
Actuarial (gains)/losses(a)	(881)	1,369	—	2	—	—
Special termination benefits	12	1	—	—	1	—
Net periodic benefit cost/(credit) reported in income	$(1,312)	$1,033	$(40)	$(7)	$(160)	$(89)
(a)Mainly reflects interim actuarial remeasurement gains in 2021, primarily due to favorable plan asset performance and an increase in the discount rate, and interim actuarial remeasurement losses in 2020, primarily due to a reduction in the discount rate.
The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
For the nine months ended October 3, 2021, we contributed $127 million, $259 million, and $35 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc.	$8,155	$909	$18,563	$5,979
Less: Preferred stock dividends––net of tax	—	—	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	8,155	909	18,563	5,979
Income/(loss) from discontinued operations––net of tax	(9)	560	24	2,334
Net income attributable to Pfizer Inc. common shareholders	$8,146	$1,469	$18,586	$8,313
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$8,155	$909	$18,563	$5,979
Income/(loss) from discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(9)	560	24	2,334
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$8,146	$1,469	$18,586	$8,313
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,609	5,557	5,597	5,552
Common-share equivalents: stock options, stock issuable under employee compensation plans, convertible preferred stock and accelerated share repurchase agreements	116	76	91	70
Weighted-average number of common shares outstanding––Diluted	5,725	5,633	5,688	5,622
Anti-dilutive common stock equivalents(a)	—	7	3	5
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
A. Legal Proceedings
Our legal contingencies include, but are not limited to, the following:
•Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. We are the plaintiff in the majority of these actions. An adverse outcome in actions in which we are the plaintiff could result in loss of patent protection for a product, a significant loss of revenues from that product or impairment of the value of associated assets.
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents, including but not limited to, those discussed below. Most involve claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. For example, some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.

We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In 2017, the Patent Trial and Appeal Board (PTAB) initiated proceedings with respect to two of our pneumococcal vaccine patents. However, the PTAB declined to initiate proceedings as to two other pneumococcal vaccine patents; those two patents, and one other patent, were challenged in federal court in Delaware. In September 2021, Pfizer and a challenger entered into a settlement and license agreement, resolving all worldwide legal proceedings involving that challenger, related to our pneumococcal vaccine patents. Other challenges to pneumococcal vaccine patents remain pending at the PTAB and outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

could potentially allow additional competitor vaccines into the marketplace. In the event that any of the patents are found valid and infringed, a competitor’s vaccine might be prohibited from entering the market or a competitor might be required to pay us a royalty.
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
In 2018, we brought a separate patent infringement action against Teva Pharmaceuticals USA, Inc. (Teva) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Teva in its ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In September 2021, we settled the case against Teva on terms not material to us.
In January 2021, we brought a separate patent-infringement action against Aurobindo Pharma Limited (Aurobindo) asserting the infringement and validity of the patent covering the active ingredient expiring in December 2025 and the patent covering a polymorphic form of tofacitinib expiring in 2023, which Aurobindo challenged in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg tablets.
In October 2021, we brought a separate patent-infringement action against Sinotherapeutics Inc. (Sinotherapeutics) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Sinotherapeutics in its ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets.
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
Ibrance (palbociclib)
In 2019, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance capsules. The companies asserted the invalidity and non-infringement of two composition of matter patents, one of which expires in 2023 and one of which expires in 2027, as a result of a U.S. Patent Term Extension certificate issued in January 2021, and a method of use patent covering palbociclib, which expires in 2023. In 2019, we brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies. In August 2021, the litigation concluded without settlements or a court decision.
Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance capsules. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent. We have settled with certain of these generic companies on terms not material to the company.
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. The generic companies are challenging some or all of the following patents: (i) the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

composition of matter patent expiring in 2027; (ii) the composition of matter patent expiring in 2023; (iii) the method of use patent expiring in 2023; (iv) the crystalline form patent expiring in 2034; and (v) a tablet formulation patent expiring in 2036. We brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies.
Eucrisa
Beginning in September 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Eucrisa. The companies assert the invalidity and non-infringement of a composition of matter patent expiring in 2026, two method of use patents expiring in 2027, and one other method of use patent expiring in 2030. In 2021, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents challenged by the generic companies.
Matter Involving Our Collaboration/Licensing Partners
Eliquis
In 2017, twenty-five generic companies sent BMS Paragraph-IV certification letters informing BMS that they had filed ANDAs seeking approval of generic versions of Eliquis, challenging the validity and infringement of one or more of the three patents listed in the Orange Book for Eliquis. One of the patents expired in December 2019 and the remaining patents currently are set to expire in 2026 and 2031. Eliquis has been jointly developed and is being commercialized by BMS and Pfizer. BMS and Pfizer filed patent-infringement actions against all generic filers in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of West Virginia, asserting that each of the generic companies’ proposed products would infringe each of the patent(s) that each generic filer challenged. Some generic filers challenged only the 2031 patent, some challenged both the 2031 and 2026 patent, and one generic company challenged all three patents. In August 2020, the U.S. District Court for the District of Delaware ruled that both the 2026 patent and the 2031 patent are valid and infringed by the proposed generic products. In August and September 2020, the generic filers appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. Prior to the August 2020 ruling, we and BMS settled with certain of the companies on terms not material to us, and we and BMS may settle with other generic companies in the future. In September 2021, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.
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
EpiPen (Direct Purchaser)
In February 2020, a lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, its affiliates King and Meridian, and various Mylan entities, on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants. Plaintiffs in this action generally allege that Pfizer and Mylan conspired to delay market entry of generic EpiPen through the settlement of patent litigation regarding EpiPen, and thereby delayed market entry of generic EpiPen in violation of federal antitrust law. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In July 2021, the District Court granted defendants’ motion to dismiss the direct purchaser complaint, without prejudice. In September 2021, plaintiffs filed an amended complaint.
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
Array Securities Litigation
In 2017, two purported class actions were filed in the U.S. District Court for the District of Colorado alleging that Array, which we acquired in 2019 and is our wholly owned subsidiary, and certain of its former officers violated federal securities laws in connection with certain disclosures made, or omitted, by Array regarding the NRAS-mutant melanoma program. In 2018, the actions were consolidated into a single proceeding. In March 2021, the parties reached an agreement in principle to resolve the litigation on terms not material to Pfizer.
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
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. Similar putative class actions have been filed in Canada and Israel, where the product brand is Champix.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Environmental Matters
In 2009, we submitted a revised site-wide feasibility study with regard to the Wyeth Holdings Corporation (formerly, American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In 2011, Wyeth Holdings Corporation executed an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the U.S. Environmental Protection Agency (EPA) with regard to the Bound Brook facility. In accordance with the 2011 Administrative Settlement Agreement, we completed construction of an interim remedy. In 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area. In 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. The consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court in 2015. In 2018, the EPA issued a final remediation plan for the two adjacent lagoons. In 2019, Wyeth Holdings LLC entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the lagoons. In September 2021, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that will allow Wyeth Holdings LLC to complete the design and implement the remedy for the two adjacent lagoons.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2021
During the first nine months of 2021, certain matters, including the matter discussed below, were resolved or became the subject of definitive settlement agreements or settlement agreements-in-principle.
EpiPen
Beginning in 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan former Chief Executive Officer, Heather Bresch. The plaintiffs in these actions represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. Against Pfizer and/or its affiliates, plaintiffs in these actions generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal and various state antitrust laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs also filed various federal antitrust, state consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In 2017, all of these indirect purchase actions were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties. In July 2021, Pfizer and plaintiffs filed a stipulation of settlement to resolve the Multi-District Litigation for $345 million. The settlement is subject to court approval, and the payment has been made in accordance with the terms of the settlement agreement.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 3, 2021, the estimated fair value of these indemnification obligations was not significant.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may agree to indemnify us. For example, in November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction and as previously disclosed, Viatris has agreed to assume, and to indemnify Pfizer for, liabilities arising out of certain matters.
We have also guaranteed the long-term debt of certain companies that we acquired, which are now subsidiaries of Pfizer. See Note 7D.
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. For additional information, see Note 1D in our 2020 Form 10-K.
Note 13. Product, Geographic and Other Revenue Information
A. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
United States	$7,079	$5,425	30	$22,269	$15,827	41
Developed Europe	6,221	1,864	234	13,836	5,437	154
Developed Rest of World	4,498	1,065	322	8,617	2,974	190
Emerging Markets	6,296	1,923	227	12,930	5,986	116
Revenues	$24,094	$10,277	134	$57,653	$30,224	91
We and our collaboration partner, BioNTech, have entered into agreements to supply pre-specified doses of Comirnaty with multiple developed and emerging nations around the world and are continuing to deliver doses of Comirnaty under such agreements. We currently sell the Comirnaty vaccine directly to government and government sponsored customers. This includes supply agreements entered into in November 2020 and February and May 2021 with the European Commission (EC)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on behalf of the different EU member states and certain other countries. Each EU member state submits its own Comirnaty vaccine order to us and is responsible for payment pursuant to terms of the supply agreements negotiated by the EC.
B. Other Revenue Information
Significant Customers
For information on our significant wholesale customers, see Note 17B in our 2020 Form 10-K. Additionally, revenues from the U.S. government represented 10% and 12% of total revenues for the three and nine months ended October 3, 2021, respectively, and primarily represent sales of Comirnaty. Accounts receivable from the U.S. government represented 8% of total trade accounts receivable as of October 3, 2021, and primarily relate to sales of Comirnaty.
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
TOTAL REVENUES(a)		$24,094	$10,277	$57,653	$30,224
Vaccines		$14,583	$1,717	$28,711	$4,574
Comirnaty direct sales and alliance revenues	Active immunization to prevent COVID-19	12,977	—	24,277	—
Prevnar family(b)	Pneumococcal disease	1,447	1,534	3,971	4,100
FSME/IMMUN-TicoVac	Tick-borne encephalitis disease	47	77	161	170
Nimenrix	Meningococcal ACWY disease	51	50	145	180
Trumenba	Meningococcal B disease	52	48	102	85
All other Vaccines	Various	10	8	55	39
Oncology		$3,085	$2,761	$9,091	$7,843
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,381	1,357	4,039	3,955
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	309	266	879	741
Inlyta	Advanced RCC	256	195	742	559
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	142	202	537	616
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	136	111	395	324
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	116	122	371	409
Ruxience(c)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	124	59	343	78
Retacrit(c)	Anemia	110	102	322	278
Zirabev(c)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	96	48	311	63
Lorbrena	ALK-positive metastatic NSCLC	67	55	193	142
Aromasin	Post-menopausal early and advanced breast cancer	56	35	159	107
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	50	44	145	134
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy	47	42	136	116
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	54	21	122	51
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	41	34	112	103
All other Oncology	Various	98	69	286	167
Internal Medicine		$2,097	$2,085	$7,093	$6,695
Eliquis direct sales and alliance revenues	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,346	1,114	4,470	3,686
Premarin family	Symptoms of menopause	148	168	420	471
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	7	223	409	728
BMP2	Development of bone and cartilage	71	70	186	197

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
Toviaz	Overactive bladder	56	59	174	183
Pristiq	Depression	43	40	144	124
All other Internal Medicine	Various	426	411	1,291	1,305
Hospital(a)		$2,367	$1,790	$6,968	$5,741
Sulperazon	Bacterial infections	181	143	515	432
Medrol	Anti-inflammatory glucocorticoid	109	87	320	295
Zavicefta	Bacterial infections	107	49	306	143
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	78	75	225	234
Fragmin	Treatment/prevention of venous thromboembolism	74	60	223	178
Vfend	Fungal infections	51	52	204	201
Zithromax	Bacterial infections	66	25	198	218
Tygacil	Bacterial infections	56	33	153	115
Precedex	Sedation agent in surgery or intensive care	50	55	147	211
Zyvox	Bacterial infections	41	51	144	176
IVIg Products(d)	Various	99	88	311	271
Pfizer CentreOne(e)	Various	521	242	1,348	618
All other Anti-infectives	Various	355	301	1,081	936
All other Hospital	Various	577	529	1,794	1,713
Inflammation & Immunology (I&I)		$1,094	$1,173	$3,200	$3,299
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis	610	654	1,734	1,741
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	283	321	888	1,005
Inflectra/Remsima(c)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	172	162	485	471
All other I&I	Various	28	35	93	83
Rare Disease		$869	$752	$2,588	$2,071
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	501	351	1,454	859
BeneFIX	Hemophilia B	104	107	328	337
Genotropin	Replacement of human growth hormone	95	107	284	316
Refacto AF/Xyntha	Hemophilia A	69	92	235	272
Somavert	Acromegaly	70	67	203	198
All other Rare Disease	Various	30	27	84	89
Total Alliance revenues		$2,068	$1,250	$5,718	$4,036
Total Biosimilars(c)		$575	$424	$1,663	$1,001
Total Sterile Injectable Pharmaceuticals(f)		$1,443	$1,192	$4,306	$3,826
(a)On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. See Note 1A. Beginning in the fourth quarter of 2020, the results of our Meridian subsidiary, which was previously included in our former Upjohn operating segment, are reported in the Hospital therapeutic area for all periods presented.
(b)Prevnar family include revenues from Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20 (adult).
(c)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima, Ruxience, Retacrit and Zirabev.
(d)Intravenous immunoglobulin (IVIg) products include the revenues from Panzyga, Octagam and Cutaquig.
(e)Pfizer CentreOne includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($187 million and $274 million for the third quarter and the first nine months of 2021, respectively), and active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, transitional manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business.
(f)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital therapeutic area, including anti-infective sterile injectable pharmaceuticals.
Deferred Revenues
Our deferred revenues primarily relate to advance payments received or receivable in connection with contracts that we entered into during 2021 and 2020 with various government or government sponsored customers in international markets for supply of Comirnaty. The deferred revenues associated with the advance payments related to Comirnaty total $3.7 billion as of October 3, 2021 and $957 million as of December 31, 2020, with $3.4 billion and $264 million recorded in current liabilities and noncurrent liabilities, respectively as of October 3, 2021, and $957 million recorded in current liabilities as of December 31, 2020. The increase in the Comirnaty deferred revenues during the first nine months of 2021 was the result of additional advance

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payments received as we entered into new or amended contracts or as we invoiced customers in advance of vaccine deliveries less amounts recognized in Revenues as we delivered doses to our customers. During the third quarter and first nine months of 2021, we recognized revenue of $136 million and $950 million, respectively, that was included in the balance of Comirnaty deferred revenues as of December 31, 2020. The Comirnaty deferred revenues as of October 3, 2021 will be recognized in Revenues proportionately as we deliver doses of the vaccine to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in the fourth quarter of 2022 and in 2023.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Our Business and Strategy
Most of our revenues come from the manufacture and sale of biopharmaceutical products. With the formation of the Consumer Healthcare JV in 2019 and the completion of the spin-off and combination of our Upjohn Business with Mylan in November 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, sale and distribution of biopharmaceutical products worldwide. The financial results of the Upjohn Business and the Mylan-Japan collaboration are reflected as discontinued operations. Prior-period information has been restated to reflect our current organization structure. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 75% has been incurred since inception and through the third quarter of 2021. These charges include costs and expenses related to separation of legal entities and transaction costs.
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
Our significant recent business development activities include:
Collaboration with Biohaven––In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Biohaven Pharmaceutical Holding Company Ltd., Biohaven Pharmaceutical Ireland DAC and Bioshin LTD. (collectively, Biohaven) pursuant to which we will acquire rights to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S., subject to regulatory approval. Rimegepant is currently commercialized in the U.S. under the brand name Nurtec® ODT, with certain applications pending outside of the U.S. Biohaven will continue to lead R&D globally and we have the exclusive right to commercialization globally, outside of the U.S. Under the financial terms of the transaction agreements, we will make an upfront payment of $500 million, consisting of $150 million cash and $350 million in the purchase of Biohaven equity. Biohaven is also eligible to receive up to $740 million in non-U.S. commercialization milestones, in addition to tiered double-digit royalties on net sales outside of the U.S. In addition to the milestones and royalties above, we will also reimburse Biohaven for the portion of certain additional milestones and royalties due to third parties in accordance with preexisting agreements, which are attributed to ex-U.S. sales. The transaction is subject to customary closing conditions, including completion of review under applicable antitrust laws.
Agreement with Altaris Capital Partners, LLC (Altaris)––In November 2021, we entered into an agreement with Altaris, a healthcare investment firm based in New York, for Altaris to purchase Meridian. Meridian was acquired by Pfizer in 2011 as part of the King Pharmaceuticals acquisition and has maintained relative operational autonomy since that time. Meridian’s operations, which generate approximately $300 million in annual revenues, consist of manufacturing and distributing medical countermeasures used by the U.S. Department of Defense, Emergency Medical Services, Homeland Security and foreign ministries of health and defense, as well as rescue auto-injectors for the emergency treatment of allergic reactions including anaphylaxis. The transaction is expected to close in the coming months, subject to customary closing conditions including the receipt of regulatory approvals.
Acquisition of Trillium Therapeutics Inc. (Trillium)––In August 2021, we and Trillium announced that the companies entered into a definitive agreement under which we will acquire Trillium, a clinical stage immuno-oncology company developing innovative therapies for the treatment of cancer. We currently hold a 2% ownership investment in Trillium. Under the terms of the agreement, we will acquire all outstanding shares of Trillium not already owned by us for $18.50 per share, in cash, or an aggregate purchase price of approximately $2.2 billion. The acquisition is expected to close in the fourth quarter of 2021 or first half of 2022, subject to customary closing conditions, including regulatory approvals.

Collaboration with Arvinas, Inc. (Arvinas)––In July 2021, we announced a global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader. See Note 2 for additional information.
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
Our Third Quarter 2021 and First Nine Months of 2021 Performance

Revenues
Revenues increased $13.8 billion, or 134%, in the third quarter of 2021 to $24.1 billion from $10.3 billion in the third quarter of 2020, reflecting an operational increase of $13.4 billion, or 130%, as well as a favorable impact of foreign exchange of $421 million, or 4%. Excluding direct sales and alliance revenues of Comirnaty of $13.0 billion, revenues increased 7% operationally, reflecting strong growth in Eliquis, Vyndaqel/Vyndamax, Inlyta, Xtandi, Biosimilars and the Hospital therapeutic area, partially offset by declines in Chantix/Champix, Prevnar family, Sutent, Xeljanz and Enbrel.
Revenues increased $27.4 billion, or 91%, in the first nine months of 2021 to $57.7 billion from $30.2 billion in the first nine months of 2020, reflecting an operational increase of $26.1 billion, or 86%, as well as a favorable impact of foreign exchange of $1.3 billion, or 4%. Excluding direct sales and alliance revenues of Comirnaty of $24.3 billion, revenues increased 8% operationally, reflecting strong growth in Eliquis, Vyndaqel/Vyndamax, Inlyta, Xtandi, Biosimilars and the Hospital therapeutic area, partially offset by declines in Chantix/Champix, Prevnar family, Enbrel and Sutent.
See the Analysis of the Condensed Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 13B.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income
The increases in Income from continuing operations before provision/(benefit) for taxes on income of $7.3 billion in the third quarter of 2021 and $13.7 billion in the first nine months of 2021, compared to the same periods in 2020, respectively, were primarily attributable to: (i) higher revenues, (ii) net periodic benefit credits in 2021 versus net periodic benefit costs in 2020, (iii) net gains on equity securities in the third quarter of 2021 versus net losses on equity securities in the third quarter of 2020, and higher net gains on equity securities in the first nine months of 2021 and (iv) the non-recurrence of certain asset impairment charges in 2020, partially offset by (v) increases in: Cost of sales, Research and development expenses, Selling, informational and administrative expenses and Restructuring charges and certain acquisition-related costs.
See the Analysis of the Condensed Consolidated Statements of Income within this MD&A and Note 4 for additional information.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment

We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below and in our 2020 Form 10-K.
Intellectual Property Rights and Collaboration/Licensing Rights
The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face significantly increased generic competition over the next few years. Examples of products experiencing recent expirations of their basic product patent are Chantix in the U.S. in November 2020 and Sutent in the U.S. in August 2021. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2021 through 2025. Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. For example, in May 2021, the Brazilian Supreme Court voted to invalidate Article 40 of

Brazil’s Patent Law, which guaranteed a minimum 10-year patent term from patent grant, and to give retroactive effect to such decision. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access.

For additional information on patent rights we consider most significant in relation to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2020 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines and vaccines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, vaccines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Federal and state governments and private third-party payers in the U.S. continue to take action to manage the utilization of drugs and cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers. Governments globally may use a variety of measures to control costs, including proposing pricing reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing resulting in legislative and regulatory efforts designed to control costs. Congress is currently considering a budget reconciliation package that includes drug pricing changes to Medicare Part B and D. We anticipate that these and similar initiatives will continue to increase pricing pressures globally. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections in our 2020 Form 10-K.
Product Supply
We periodically encounter supply delays, disruptions and shortages, including due to a voluntary recall of a product. In July and August, Pfizer recalled 16 lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. In September 2021, Pfizer expanded its voluntary recall in the U.S. to include all lots of Chantix. We currently also have a voluntary recall across multiple markets and a global pause in shipments of Chantix. Nitrosamines are impurities common in water and foods and everyone is exposed to some level of nitrosamines. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, have been evaluating the potential for the presence or formation of nitrosamines in pharmaceutical products. We are currently undertaking an evaluation of our entire portfolio. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2020 Form 10-K.

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
Our Response to COVID-19
We are committed to confronting the public health challenge posed by the pandemic by collaborating with industry partners, global regulators and academic institutions to develop potential approaches to prevent and treat COVID-19. We have made some important advances, including, among others:
•COVID-19 Vaccine Development Program:
◦The FDA has approved Comirnaty in the U.S. to prevent COVID-19 in individuals 16 years of age and older as a two-dose primary series (30 µg per dose). Comirnaty is the first COVID-19 vaccine to be granted approval by the FDA and had previously been available to this patient population in the U.S. under an EUA since December 2020. The vaccine remains available to individuals 12 to 15 years old under an EUA granted by the FDA in May 2021. Emergency use and distribution of this product is subject to the conditions set forth in the EUA, and only for the duration of the declaration by the Department of Health & Human Services that circumstances exist justifying authorization of emergency use of drugs and biological products during the COVID-19 pandemic under Section 564 of the U.S. Federal Food, Drug and Cosmetic Act (the Declaration), or until revocation of the EUA by the FDA. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. In September 2021, the FDA authorized for emergency use a booster dose of Comirnaty/BNT162b2 for individuals 65 years of age and older, individuals 18 through 64 years of age at high risk of severe COVID-19, and individuals 18 through 64 years of age with frequent institutional or occupational exposure to SARS-CoV-2. In addition, in October 2021, the FDA authorized for emergency use a booster dose to eligible individuals who have completed primary vaccination with a different authorized COVID-19 vaccine. The FDA also authorized BNT162b2 (10 µg per dose) for emergency use for children 5 through 11 years of age. In November 2021, we and BioNTech submitted a request to the FDA to amend the EUA of a booster dose of Comirnaty/BNT162b2 to include all individuals 18 years of age and older. Comirnaty/BNT162b2 has been granted an approval or a temporary authorization in many other countries around the world in populations varying by country. We continue to evaluate our vaccine, including for potential maternal and additional pediatric indications, and the short- and long-term efficacy of Comirnaty. We are also studying vaccines to potentially prevent COVID-19 caused by new and emerging variants or an updated vaccine as needed.
◦The companies have entered into agreements to supply pre-specified doses of Comirnaty with multiple developed and emerging countries around the world and are continuing to deliver doses of Comirnaty to governments under such agreements. We also signed agreements with multiple countries to supply Comirnaty doses in 2022 and beyond and are currently negotiating similar potential agreements with multiple other countries.
◦As of November 2, 2021, we forecasted approximately $36.0 billion in revenues in 2021 from Comirnaty, with gross profit to be split evenly with BioNTech, reflecting approximately 2.3 billion doses that are expected to be delivered in fiscal 2021 based on expected ordering patterns through the end of December 2021 for the U.S. and through the end of November 2021 for the rest of the world. Pfizer and BioNTech continue to expect to manufacture 3 billion doses in total by the end of December 2021. The difference between the number of doses expected to contribute to 2021 revenues versus the number of doses expected to be manufactured by year-end relates to anticipated international deliveries in December 2021, which will be recorded as revenue in 2022 due to our international fiscal calendar, and, to a lesser extent, doses expected to be produced but not yet delivered as of December 31, 2021. We anticipate delivering at least two billion doses to low- and middle-income countries by the end of 2022 - at least one billion to be delivered in 2021 and one billion in 2022, with the possibility to increase those deliveries if more orders are placed by these countries for 2022. One billion of these doses will be supplied to the U.S. government at a not-for-profit price to be donated to the world’s poorest nations at no charge to those countries.
•COVID-19 Protease Inhibitors:
◦In July 2021, we initiated the Phase 2/3 EPIC-HR (Evaluation of Protease Inhibition for COVID-19 in High-Risk Patients) study to evaluate the efficacy, safety and tolerability of Paxlovid (PF-07321332; ritonavir), an investigational, novel oral antiviral therapeutic for COVID-19, which is a SARS-CoV2-3CL protease inhibitor and is co-administered with a low dose of ritonavir, in non-hospitalized, high-risk adult participants with COVID-19. In August 2021, we initiated the pivotal Phase 2/3 EPIC-SR (Evaluation of Protease Inhibition for COVID-19 in Standard-Risk Patients) study to evaluate Paxlovid (PF-07321332; ritonavir) in patients with a confirmed diagnosis of SARS-CoV-2 infection who are at standard risk (i.e., low risk of hospitalization or death). In September 2021, we initiated the Phase 2/3 EPIC-PEP (Evaluation of Protease Inhibition for COVID-19 in Post-Exposure Prophylaxis) study to evaluate Paxlovid (PF-07321332; ritonavir) for the prevention of COVID-19 infection in adults living in the same household as someone with a confirmed COVID-19 infection. In November 2021, Pfizer announced the scheduled interim analysis of EPIC-HR, which showed an 89% reduction in risk of COVID-19-related hospitalization or death from any cause compared to placebo in patients treated within three days of symptom onset (primary endpoint). Pfizer plans to submit the data as part of its ongoing rolling submission to the FDA for EUA as soon as possible. We have also entered into agreements to supply pre-specified courses of treatment with several countries and are currently in negotiations with other markets to supply the product, if authorized or approved.
◦In September 2021, the National Institute of Allergy and Infectious Disease initiated a study of our intravenously administered investigational protease inhibitor for COVID-19, PF-07304814, which is a SARS-CoV2-3CL protease inhibitor, in adults hospitalized with COVID-19, as part of the National Institutes of Health’s Accelerating COVID-19 Therapeutic Interventions and Vaccines (ACTIV)-3 program.
Despite our significant investments and efforts, any of our ongoing development programs related to COVID-19 may not be successful as the risk of failure is significant, and there can be no certainty these efforts will yield a successful product or that costs will ultimately be recouped.

Impact of COVID-19 on Our Business and Operations
As part of our on-going monitoring and assessment, we have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic, as well as COVID-19 vaccine supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. We are focused on all aspects of our business and are implementing measures aimed at mitigating issues where possible, including by using digital technology to assist in operations for our commercial, manufacturing, R&D and corporate enabling functions globally.
As discussed in our 2020 Form 10-K, our business and operations were impacted in 2020 by the pandemic in various ways; certain of those impacts have continued in 2021. For detail on the impact of the COVID-19 pandemic on our products, see the Analysis of the Condensed Consolidated Statements of Income—Revenues by Geography and Revenues—Selected Product Discussion sections within this MD&A. In 2021, engagement with healthcare professionals has started to return to pre-pandemic levels and we continue to review and assess epidemiological data to inform in-person engagements with healthcare professionals and to ensure the safety of our colleagues, customers and communities. As part of our commitment to engaging our customers in the manner they prefer, we are also taking a hybrid approach of virtual and in person engagements and are seeing customer response to both approaches. During the pandemic, we adapted our promotional platform by amplifying our digital capabilities to reach healthcare professionals and customers to provide critical education and information, including increasing the scale of our remote engagement. Also, in 2021, we have continued not to see a significant disruption to our supply chain to date, and all of our manufacturing sites globally have continued to operate at or near normal levels. However, we are seeing an increase in overall demand in the industry for certain components and raw materials potentially constraining available supply, which could have a future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential impact.
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	% Change in Revenues
Total revenues	$24,094	$10,277	$7,079	$5,425	$17,014	$4,852	134	30	251

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020	% Change in Revenues
Total revenues	$57,653	$30,224	$22,269	$15,827	$35,384	$14,396	91	41	146
Third Quarter of 2021 vs. Third Quarter of 2020

The following provides an analysis of the worldwide change in revenues by geographic areas in the third quarter of 2021:
	Three Months Ended October 3, 2021
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Comirnaty, Eliquis, Vyndaqel/Vyndamax, Inlyta, Xtandi, Ibrance outside the U.S., Biosimilars and the Hospital therapeutic area, partially offset by declines from Prevnar family and Xeljanz. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$13,695	$1,877	$11,818
Lower revenues for Chantix/Champix, Sutent and Enbrel:
•The decrease in Chantix/Champix was driven by the voluntary recall across multiple markets and the global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country
•The decrease in Sutent primarily reflects lower volume demand in the U.S. resulting from its loss of exclusivity in August 2021
•The decrease for Enbrel internationally primarily reflects continued biosimilar competition, which is expected to continue
	(319)	(220)	(99)
Other operational factors, net	19	(3)	22
Operational growth/(decline), net	13,395	1,654	11,741

Favorable impact of foreign exchange	421	—	421
Revenues increase/(decrease)	$13,817	$1,654	$12,162
Emerging markets revenues increased $4.4 billion, or 227%, in the third quarter of 2021 to $6.3 billion from $1.9 billion in the third quarter of 2020, reflecting an operational increase of $4.3 billion, or 222%, and a favorable impact from foreign exchange of approximately 5%. The operational increase in emerging markets was primarily driven by revenues from Comirnaty and growth from certain products in the Hospital therapeutic area and Eliquis.

First Nine Months of 2021 vs. First Nine Months of 2020

The following provides an analysis of the worldwide change in revenues by geographic areas in the first nine months of 2021:
	Nine Months Ended October 3, 2021
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Comirnaty, Eliquis, Vyndaqel/Vyndamax, Inlyta, Xtandi, Ibrance outside the U.S., Biosimilars and the Hospital therapeutic area, partially offset by declines from Prevnar family and Xeljanz. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$26,647	$6,776	$19,871
Lower revenues for Chantix/Champix, Enbrel and Sutent:
•The decrease in Chantix/Champix was driven by the voluntary recall across multiple markets and the global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country and the negative impact of the COVID-19 pandemic resulting in a decline in patient visits to doctors for preventive health purposes
•The decrease for Enbrel internationally primarily reflects continued biosimilar competition, which is expected to continue
•The decrease in Sutent primarily reflects lower volume demand in the U.S. resulting from its loss of exclusivity in August 2021, as well as continued erosion as a result of increased competition in certain international developed markets
	(562)	(320)	(241)
Other operational factors, net	2	(14)	15
Operational growth/(decline), net	26,087	6,442	19,644

Favorable impact of foreign exchange	1,342	—	1,342
Revenues increase/(decrease)	$27,429	$6,442	$20,987
Emerging markets revenues increased $6.9 billion, or 116%, in the first nine months of 2021 to $12.9 billion from $6.0 billion in the first nine months of 2020, reflecting an operational increase of $6.7 billion, or 113%, and a favorable impact from foreign exchange of approximately 3%. The operational increase in emerging markets was primarily driven by revenues from Comirnaty and growth from certain products in the Hospital therapeutic area and Eliquis.
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

The following presents information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Medicare rebates	$175	$163	$546	$489
Medicaid and related state program rebates	252	252	904	832
Performance-based contract rebates	883	616	2,424	1,886
Chargebacks	1,618	1,127	4,567	3,190
Sales allowances	1,218	904	3,575	2,790
Sales returns and cash discounts	267	229	727	668
Total	$4,414	$3,291	$12,743	$9,855
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1D.

Revenues––Selected Product Discussion

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Oct. 3, 2021	Sept. 27, 2020	Total	Oper.	Operational Results Commentary
Comirnaty(a)	QTD	$12,977 *	U.S.	$1,586	$—	*		Driven by global uptake, following a growing number of regulatory approvals and temporary authorizations.
			Int’l.	11,391	—	*	*
			Worldwide	$12,977	$—	*	*
	YTD	$24,277 *	U.S.	$5,657	$—	*
			Int’l.	18,619	—	*	*
			Worldwide	$24,277	$—	*	*
Eliquis	QTD	$1,346 Up 19% (operationally)	U.S.	$629	$557	13
Global growth driven primarily by continued increased adoption in non-valvular atrial fibrillation and oral anti-coagulant market share gains.
YTD was also impacted by a favorable adjustment related to the Medicare “coverage gap” provision resulting from lower than previously expected discounts in prior periods.

			Int’l.	717	557	29	25
			Worldwide	$1,346	$1,114	21	19
	YTD	$4,470 Up 19% (operationally)	U.S.	$2,440	$2,084	17
			Int’l.	2,030	1,602	27	21
			Worldwide	$4,470	$3,686	21	19
Ibrance	QTD	$1,381 Up 1% (operationally)	U.S.	$883	$909	(3)
Growth driven primarily by accelerating demand internationally as the delays in diagnosis and treatment initiations caused by COVID-19 show signs of recovery across several international markets, partially offset by a decline in the U.S., driven by an increase in the proportion of patients accessing Ibrance through our Patient Assistance Program.

			Int’l.	498	448	11	9
			Worldwide	$1,381	$1,357	2	1
	YTD	$4,039 Up 1% (operationally)	U.S.	$2,539	$2,689	(6)
			Int’l.	1,500	1,266	18	14
			Worldwide	$4,039	$3,955	2	1
Prevnar family	QTD	$1,447 Down 7% (operationally)	U.S.	$850	$868	(2)
Decline primarily resulting from:
•continued impact of the lower remaining unvaccinated eligible adult population in the U.S. and the June 2019 change to the ACIP recommendation for the Prevnar 13 adult indication to shared clinical decision-making; and
•the adult indication in the U.S. due to the ongoing prioritization of primary and booster vaccination campaigns for COVID-19 by U.S. health authorities, and a later start to the flu season compared to the prior year.
This decline was partially offset by:
•U.S. growth in the pediatric indication, driven by government purchasing patterns.
YTD was also impacted by:
•a decline, primarily in developed Europe, reflecting significantly increased adult demand in the prior year in Germany and certain other markets resulting from greater vaccine awareness for respiratory illnesses due to the COVID-19 pandemic.

			Int’l.	596	665	(10)	(13)
			Worldwide	$1,447	$1,534	(6)	(7)
	YTD	$3,971 Down 4% (operationally)	U.S.	$2,130	$2,143	(1)
			Int’l.	1,841	1,957	(6)	(8)
			Worldwide	$3,971	$4,100	(3)	(4)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Oct. 3, 2021	Sept. 27, 2020	Total	Oper.	Operational Results Commentary
Xeljanz	QTD	$610 Down 7% (operationally)	U.S.	$410	$469	(13)
Decline driven by the U.S., reflecting the negative impact of a review by the FDA which resulted in a Drug Safety Communication related to Xeljanz and two competitors’ arthritis medicines in the same drug class, as well as an unfavorable change in channel mix toward lower-priced channels and continued investments to improve formulary positioning and unlock access to additional patient lives. This decline was partially offset by operational growth internationally mainly driven by continued uptake in the UC indication in certain developed markets.

			Int’l.	201	185	8	7
			Worldwide	$610	$654	(7)	(7)
	YTD	$1,734 Down 1% (operationally)	U.S.	$1,132	$1,213	(7)
			Int’l.	602	528	14	11
			Worldwide	$1,734	$1,741	—	(1)
Vyndaqel/ Vyndamax	QTD	$501 Up 42% (operationally)	U.S.	$228	$158	44		Growth primarily driven by continued strong uptake of the ATTR-CM indication in the U.S., developed Europe and Japan.
			Int’l.	273	193	41	40
			Worldwide	$501	$351	43	42
	YTD	$1,454 Up 66% (operationally)	U.S.	$658	$431	53
			Int’l.	796	429	86	78
			Worldwide	$1,454	$859	69	66
Xtandi	QTD	$309 Up 16% (operationally)	U.S.	$309	$266	16		Growth primarily driven by strong demand across the mCRPC, nmCRPC and mCSPC indications.
			Int’l.	—	—	—	—
			Worldwide	$309	$266	16	16
	YTD	$879 Up 19% (operationally)	U.S.	$879	$741	19
			Int’l.	—	—	—	—
			Worldwide	$879	$741	19	19
Inlyta	QTD	$256 Up 30% (operationally)	U.S.	$151	$124	22
Growth primarily reflects continued adoption in the U.S. and developed Europe of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

			Int’l.	104	71	47	43
			Worldwide	$256	$195	31	30
	YTD	$742 Up 31% (operationally)	U.S.	$448	$372	20
			Int’l.	294	187	57	51
			Worldwide	$742	$559	33	31
Biosimilars	QTD	$575 Up 34% (operationally)	U.S.	$390	$260	50		Growth primarily driven by recent oncology monoclonal antibody biosimilar launches and continued growth from Retacrit in the U.S.
			Int’l.	185	164	13	9
			Worldwide	$575	$424	36	34
	YTD	$1,663 Up 62% (operationally)	U.S.	$1,080	$588	84
			Int’l.	583	414	41	32
			Worldwide	$1,663	$1,001	66	62
Hospital	QTD	$2,367 Up 29% (operationally)	U.S.	$819	$765	7
Growth primarily driven by Pfizer CentreOne, our contract manufacturing operation, reflecting certain Comirnaty-related manufacturing activities performed on behalf of BioNTech and manufacturing of legacy Upjohn products for Viatris under manufacturing and supply agreements, as well as growth from international markets, primarily driven by the anti-infectives portfolio.

			Int’l.	1,548	1,025	51	46
			Worldwide	$2,367	$1,790	32	29
	YTD	$6,968 Up 18% (operationally)	U.S.	$2,557	$2,485	3
			Int’l.	4,412	3,256	36	30
			Worldwide	$6,968	$5,741	21	18
(a)Comirnaty includes direct sales and alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Vaccines therapeutic area. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the Pfizer CentreOne contract manufacturing operation within the Hospital area. Revenues related to these manufacturing activities totaled $187 million and $274 million for the third quarter and the first nine months of 2021, respectively.
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
Product Developments
A comprehensive update of Pfizer’s development pipeline was published as of November 2, 2021 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
Comirnaty/BNT162b2 (PF-07302048)(a)	Immunization to prevent COVID-19 (16 years of age and older)	BLA Aug. 2021	CMA Dec. 2020	Approved Feb. 2021
	Immunization to prevent COVID-19 (12-15 years of age)	EUA May 2021	CMA May 2021	Approved May 2021
	Immunization to prevent COVID-19 (booster, adults)	EUA Sep. 2021	CMA Oct. 2021	Approved Nov. 2021
	Immunization to prevent COVID-19 (5-11 years of age)	EUA Oct. 2021	Filed Oct. 2021	Filed Nov. 2021
Bavencio (avelumab)(b)	First-line maintenance urothelial cancer		Approved Jan. 2021	Approved Feb. 2021
Nyvepria (pegfilgrastim-apgf)	Neutropenia in patients undergoing cancer chemotherapy (biosimilar)		Approved Nov. 2020
Braftovi (encorafenib)(c)	Second or third-line BRAFv600E-mutant mCRC (combination with Erbitux® (cetuximab))			Approved Nov. 2020
Braftovi (encorafenib) and Mektovi (binimetinib)(c)	Second or third-line BRAFV600E-mutant mCRC (combination with Erbitux® (cetuximab))			Approved Nov. 2020
Xtandi (enzalutamide)(d)	mCSPC		Approved April 2021
Cibinqo (abrocitinib)(e)	Atopic dermatitis	Filed Oct. 2020	Filed Oct. 2020	Approved Sep. 2021
Xeljanz (tofacitinib)(e)	Ankylosing spondylitis	Filed Aug. 2020	Filed Feb. 2021
Myfembree (relugolix fixed dose combination)(f)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Approved May 2021
	Endometriosis (combination with estradiol and norethindrone acetate)	Filed Sep. 2021
Lorbrena (lorlatinib)	First- line ALK-positive NSCLC	Approved Mar. 2021	Filed Feb. 2021	Filed Dec. 2020
somatrogon (PF-06836922)(g)	Pediatric growth hormone deficiency	Filed Jan. 2021	Filed Feb. 2021	Filed Jan. 2021
Prevnar 20 (Vaccine)(h)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Approved June 2021	Filed Feb. 2021
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Approved Aug. 2021
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with BioNTech. Prior to BLA, Comirnaty/BNT162b2 for ages 16 and up was available pursuant to an EUA from the FDA on December 11, 2020. A booster dose received EUA from the FDA on September 22, 2021 for individuals 65 years of age and older, individuals 18 through 64 years of age at high risk of severe COVID-19, and individuals 18 through 64 years of age with frequent institutional or occupational exposure to SARS-CoV-2. In addition, in October 2021, the FDA authorized for emergency use a booster dose to eligible individuals who have completed primary vaccination with a different authorized COVID-19 vaccine. A booster dose received conditional marketing authorization from the EMA on October 5, 2021 and approval in Japan on November 10, 2021 for 18 years of age and older. In November 2021, we and BioNTech submitted a request to the FDA to amend the EUA of a booster dose of Comirnaty/BNT162b2 to include all individuals 18 years of age and older.
(b)Being developed in collaboration with Merck KGaA, Germany.
(c)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(d)Being developed in collaboration with Astellas.
(e)In July 2021, the FDA notified the company that it will not meet the PDUFA goal dates for the New Drug Application for abrocitinib and the supplemental New Drug Application for Xeljanz/Xeljanz XR (tofacitinib). The FDA cited its ongoing review of Pfizer's post-marketing safety study, ORAL Surveillance, evaluating tofacitinib in rheumatoid arthritis patients, as a factor for the extensions. In October 2021, the EMA’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending the approval of abrocitinib to treat moderate to severe atopic dermatitis in adults who are candidates for systemic therapy. The CHMP also adopted a positive opinion recommending an extension to the existing indications for Xeljanz (tofacitinib) to include the treatment of adults with active ankylosing spondylitis who have responded inadequately to conventional therapy.
(f)Being developed in collaboration with Myovant.
(g)Being developed in collaboration with OPKO.
(h)In October 2021, the CDC’s ACIP voted to recommend Prevnar 20 for routine use in adults. Specifically, the ACIP voted to recommend the following: (i) adults 65 years of age or older who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine

(either pneumococcal 20-valent conjugate vaccine (PCV20) or pneumococcal 15-valent conjugate vaccine (PCV15)). If PCV15 is used, this should be followed by a dose of pneumococcal polysaccharide vaccine (PPSV23); and (ii) adults aged 19 years of age or older with certain underlying medical conditions or other risk factors who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either PCV20 or PCV15). If PCV15 is used, this should be followed by a dose of PPSV23. The recommendations will be forwarded to the director of the CDC and the U.S. Department of Health and Human Services for review and following approval, the recommendations are published in the Morbidity and Mortality Weekly Report.
In October 2021, Pfizer and Lilly discontinued the global clinical development program for tanezumab, an investigational nerve growth factor inhibitor. This decision was made following receipt of a Complete Response Letter from the FDA for the tanezumab application in osteoarthritis (OA) and a negative opinion adopted by the EMA's Committee for Medicinal Products for Human Use on the tanezumab Marketing Authorization Application in OA.
In September 2021, the FDA issued a Drug Safety Communication (DSC) related to Xeljanz/Xeljanz XR and two competitors’ arthritis medicines in the same drug class, based on its completed review of the ORAL Surveillance trial. The DSC stated that the FDA will require revisions to the Boxed Warnings for each of these medicines to include information about the risks of serious heart-related events, cancer, blood clots, and death. In addition, the DSC indicates the FDA’s intention to limit approved uses of these products to certain patients who have not responded or cannot tolerate one or more tumor necrosis factor (TNF) blockers.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Bavencio (avelumab)(a)	First-line NSCLC
	Ibrance (palbociclib)(b)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(c)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(d)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(e)	First-line BRAFv600E-mutant mCRC
	Myfembree (relugolix fixed dose combination)(f)	Combination with estradiol and norethindrone acetate for contraceptive efficacy
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(g)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma
	Comirnaty/BNT162b2 (PF-07302048)(h)	Immunization to prevent COVID-19 (children 2 to <5 years of age)
Immunization to prevent COVID-19 (infants 6 months to <24 months)
Immunization to prevent COVID-19 (maternal)

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria
	fidanacogene elaparvovec (PF-06838435)(i)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(j)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Immunization to prevent serogroups meningococcal infection (adolescent and young adults)
	PF-06928316 (Vaccine)	Immunization to prevent respiratory syncytial virus infection (maternal)
Immunization to prevent respiratory syncytial virus infection (older adults)
	PF-07265803	Dilated cardiomyopathy due to Lamin A/C gene mutation
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
	Elranatamab (PF-06863135)	Multiple Myeloma Double-Class Exposed
	Paxlovid (PF-07321332; ritonavir)	COVID-19 Infection (high risk population)
COVID-19 Infection (low risk population)
COVID-19 Infection (post exposure prophylaxis)
(a)Being developed in collaboration with Merck KGaA, Germany.
(b)Being developed in collaboration with the Alliance Foundation Trial.
(c)Being developed in collaboration with Astellas.
(d)Being developed in collaboration with OPKO.

(e)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(f)Being developed in collaboration with Myovant.
(g)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp.
(h)Being developed in collaboration with BioNTech.
(i)Being developed in collaboration with Spark Therapeutics, Inc.
(j)Being developed in collaboration with Sangamo Therapeutics, Inc.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of our 2020 Form 10-K.
COSTS AND EXPENSES

Costs and expenses follow:
	Three Months Ended			Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Cost of sales	$9,973	$2,007	*	$21,232	$5,773	*
Percentage of Revenues	41.4%	19.5%		36.8%	19.1%
Selling, informational and administrative expenses	2,905	2,658	9	8,617	7,858	10
Research and development expenses	3,447	2,300	50	7,920	6,050	31
Amortization of intangible assets	981	862	14	2,784	2,579	8
Restructuring charges and certain acquisition-related costs	646	2	*	668	417	60
Other (income)/deductions—net	(1,696)	1,878	*	(3,697)	1,114	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.
Cost of Sales
Cost of sales increased $8.0 billion in the third quarter and $15.5 billion in the first nine months of 2021, primarily due to:
•the impact of Comirnaty, which includes a charge for the 50% gross profit split with BioNTech and applicable royalty expenses;
•increased sales volumes of other products, driven mostly by Pfizer CentreOne; and
•the unfavorable impact of foreign exchange and hedging activity on intercompany inventory.
The increase in Cost of sales as a percentage of revenues in the third quarter of 2021, compared to the same period in 2020, was primarily due to all of the factors discussed above, in addition to the unfavorable impact of the voluntary recall and global pause in shipments of Chantix, partially offset by an increase in alliance revenues, which have no associated cost of sales.
The increase in Cost of sales as a percentage of revenues in the first nine months of 2021, compared to the same period in 2020, was primarily due to all of the factors discussed above, partially offset by an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative Expenses
SI&A expenses increased $248 million in the third quarter of 2021, mostly due to:
•an increase in external, incremental costs directly related to implementing our cost-reduction/productivity initiatives; and
•increased product-related spending across multiple therapeutic areas and other costs associated with activity that is closer to pre-pandemic levels as compared to the prior-year quarter.
SI&A expenses increased $759 million in the first nine months of 2021, mostly due to:
•increased product-related spending across multiple therapeutic areas and other costs associated with activity that is closer to pre-pandemic levels as compared to the prior-year period;
•an increase in external, incremental costs directly related to implementing our cost-reduction/productivity initiatives;
•costs related to Comirnaty, driven by a higher provision for healthcare reform fees based on sales;
•the unfavorable impact of foreign exchange; and
•an increase to expense resulting from the increase in our liability to be paid to participants of our supplemental savings plan, partially offset by:
•lower spending on Chantix following the loss of patent protection in the U.S. in November 2020.

Research and Development (R&D) Expenses
R&D expenses increased $1.1 billion in the third quarter primarily due to:
•an upfront payment related to the global collaboration agreement with Arvinas to develop and commercialize ARV-471; and
•increased investments across multiple therapeutic areas, including additional spending related to the development and at-risk manufacturing of the COVID-19 anti-viral programs.
R&D expenses increased $1.9 billion in the first nine months of 2021, primarily due to:
•increased investments across multiple therapeutic areas, including additional spending related to the development and at-risk manufacturing of the COVID-19 anti-viral programs;
•the upfront payment related to the global collaboration agreement with Arvinas to develop and commercialize ARV-471;
•a charge for IPR&D related to an asset acquisition completed in the second quarter of 2021; and
•an increase in the value of the portfolio performance share grants reflecting changes in the price of Pfizer’s common stock, as well as management’s assessment of the probability that the specific performance criteria will be achieved, partially offset by:
•the non-recurrence of 2020 upfront payments to Valneva and BioNTech; and
•lower spending across the Inflammation & Immunology and Internal medicine portfolios.
Amortization of Intangible Assets
Amortization of intangible assets increased $120 million in the third quarter and $204 million in the first nine months of 2021, primarily as a result of amortization of capitalized Comirnaty sales milestones to BioNTech.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program
For a description of our program, as well as the anticipated and actual costs, see Note 3. The program savings discussed below may be rounded and represent approximations. In connection with restructuring our corporate enabling functions, we expect gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million to be achieved primarily from 2021 through 2022. In connection with transforming our marketing strategy, we expect net cost savings of $1.3 billion, to be achieved primarily from 2022 through 2024. In connection with manufacturing network optimization, including legacy cost reduction initiatives, we expect net cost savings of $300 million to be achieved primarily from 2020 through 2022.
Certain qualifying costs for this program were recorded in the first three quarters of 2021 and 2020 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
Other income—net increased $3.6 billion in the third quarter of 2021, mainly due to:
•net periodic benefit credits recorded in the third quarter of 2021 versus net periodic benefit costs recorded in the third quarter of 2020;
•the non-recurrence of certain asset impairment charges that were incurred in the third quarter of 2020; and
•net gains on equity securities in the third quarter of 2021 versus net losses on equity securities recognized in the third quarter of 2020.
Other income—net increased $4.8 billion in the first nine months of 2021, mainly due to:
•net periodic benefit credits recorded in the first nine months of 2021 versus net periodic benefit costs recorded in the first nine months of 2020;
•higher net gains on equity securities; and
•the non-recurrence of certain asset impairment charges that were incurred in the first nine months of 2020.
See Note 4 for additional information.

PROVISION/(BENEFIT) FOR TAXES ON INCOME

	Three Months Ended			Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Provision/(benefit) for taxes on income	$(331)	$(347)	(5)	$1,518	$434	*
Effective tax rate on continuing operations	(4.2)%	(60.9)%		7.5%	6.7%
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
Adjusted income and its components and Adjusted diluted EPS are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented solely to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their directly comparable GAAP measures of Net income attributable to Pfizer Inc. common shareholders, components of Net income attributable to Pfizer Inc. common shareholders and EPS attributable to Pfizer Inc. common shareholders—diluted, respectively. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information for the third quarter and first nine months of 2021 and 2020 below.
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

Certain Significant Items
Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction/productivity programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost-reduction/productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. For a non-inclusive list of certain significant items see Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income below.
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
Also, see the Non-GAAP Financial Measure: Adjusted Income section of the MD&A of our 2020 Form 10-K for additional information.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended October 3, 2021
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$24,094	$—	$—	$—	$—	$24,094
Cost of sales	9,973	6	—	—	(42)	9,937
Selling, informational and administrative expenses	2,905	(1)	—	—	(173)	2,732
Research and development expenses	3,447	1	—	—	(708)	2,740
Amortization of intangible assets	981	(813)	—	—	—	169
Restructuring charges and certain acquisition-related costs	646	—	(1)	—	(645)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(1,696)	(47)	—	—	1,174	(569)
Income from continuing operations before provision/(benefit) for taxes on income	7,836	852	1	—	395	9,084
Provision/(benefit) for taxes on income(b)	(331)	127	2	—	1,587	1,385
Income from continuing operations	8,167	725	(1)	—	(1,192)	7,699
Income/(loss) from discontinued operations––net of tax	(9)	—	—	9	—	—
Net income attributable to noncontrolling interests	12	—	—	—	—	12
Net income attributable to Pfizer Inc. common shareholders	8,146	725	(1)	9	(1,192)	7,687
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	1.42	0.13	—	—	(0.21)	1.34

	Nine Months Ended October 3, 2021
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$57,653	$—	$—	$—	$—	$57,653
Cost of sales	21,232	17	—	—	(138)	21,112
Selling, informational and administrative expenses	8,617	(2)	—	—	(432)	8,183
Research and development expenses	7,920	4	—	—	(899)	7,026
Amortization of intangible assets	2,784	(2,338)	—	—	—	446
Restructuring charges and certain acquisition-related costs	668	—	(3)	—	(666)	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	(3,697)	(31)	—	—	1,984	(1,744)
Income from continuing operations before provision/(benefit) for taxes on income	20,128	2,349	3	—	151	22,631
Provision/(benefit) for taxes on income(b)	1,518	482	3	—	1,549	3,551
Income from continuing operations	18,610	1,868	—	—	(1,398)	19,080
Income/(loss) from discontinued operations––net of tax	24	—	—	(24)	—	—
Net income attributable to noncontrolling interests	47	—	—	—	—	47
Net income attributable to Pfizer Inc. common shareholders	18,586	1,868	—	(24)	(1,398)	19,033
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	3.27	0.33	—	—	(0.25)	3.35

	Three Months Ended September 27, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$10,277	$—	$—	$—	$—	$10,277
Cost of sales	2,007	5	—	—	(24)	1,989
Selling, informational and administrative expenses	2,658	(1)	—	—	(95)	2,562
Research and development expenses	2,300	1	—	—	(3)	2,298
Amortization of intangible assets	862	(789)	—	—	—	73
Restructuring charges and certain acquisition-related costs	2	—	(11)	—	9	—
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—	—
Other (income)/deductions––net	1,878	(4)	—	—	(2,271)	(397)
Income from continuing operations before provision/(benefit) for taxes on income	570	787	11	—	2,384	3,752
Provision/(benefit) for taxes on income(b)	(347)	190	3	—	596	441
Income from continuing operations	917	596	9	—	1,789	3,311
Income/(loss) from discontinued operations––net of tax	560	—	—	(560)	—	—
Net income attributable to noncontrolling interests	8	—	—	—	—	8
Net income attributable to Pfizer Inc. common shareholders	1,469	596	9	(560)	1,789	3,303
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	0.26	0.11	—	(0.10)	0.32	0.59

	Nine Months Ended September 27, 2020
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	GAAP Reported	Purchase Accounting Adjustments(a)	Acquisition-Related Items(a)	Discontinued Operations(a)	Certain Significant Items(a)	Non-GAAP Adjusted
Revenues	$30,224	$—	$—	$—	$—	$30,224
Cost of sales	5,773	14	—	—	(86)	5,701
Selling, informational and administrative expenses	7,858	(1)	—	—	(318)	7,540
Research and development expenses	6,050	4	—	—	(242)	5,812
Amortization of intangible assets	2,579	(2,365)	—	—	—	214
Restructuring charges and certain acquisition-related costs	417	—	(46)	—	(371)	—
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—	6	—
Other (income)/deductions––net	1,114	(89)	—	—	(2,126)	(1,101)
Income from continuing operations before provision/(benefit) for taxes on income	6,438	2,437	46	—	3,137	12,057
Provision/(benefit) for taxes on income(b)	434	546	11	—	719	1,710
Income from continuing operations	6,004	1,891	35	—	2,417	10,347
Income/(loss) from discontinued operations––net of tax	2,334	—	—	(2,334)	—	—
Net income attributable to noncontrolling interests	25	—	—	—	—	25
Net income attributable to Pfizer Inc. common shareholders	8,313	1,891	35	(2,334)	2,417	10,322
Earnings per common share attributable to Pfizer Inc. common shareholders––diluted	1.48	0.34	0.01	(0.42)	0.43	1.84

(a)For details of adjustments, see Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income.
(b)The effective tax rate on Non-GAAP Adjusted income was 15.3% in the third quarter of 2021, compared to 11.8% in the third quarter of 2020. The effective tax rate on Non-GAAP Adjusted income was 15.7% in the first nine months of 2021, compared to 14.2% in the first nine months of 2020. The increases were due to a change in the jurisdictional mix of earnings, primarily related to Comirnaty.
Details of Income Statement Items Included in GAAP Reported but Excluded from Non-GAAP Adjusted Income

	Three Months Ended		Nine Months Ended
(MILLIONS)	Oct. 3, 2021	Sept. 27, 2020	Oct. 3, 2021	Sept. 27, 2020
Purchase accounting adjustments
Amortization, depreciation and other(a)	$859	$792	$2,367	$2,451
Cost of sales	(6)	(5)	(17)	(14)
Total purchase accounting adjustments––pre-tax	852	787	2,349	2,437
Income taxes(b)	(127)	(190)	(482)	(546)
Total purchase accounting adjustments––net of tax	725	596	1,868	1,891
Acquisition-related items
Restructuring charges/(credits)(c)	(2)	4	(9)	3
Transaction costs(c)	—	—	—	14
Integration costs and other(c)	3	7	11	29
Total acquisition-related items––pre-tax	1	11	3	46
Income taxes(b)	(2)	(3)	(3)	(11)
Total acquisition-related items––net of tax	(1)	9	—	35
Discontinued operations
Income/(loss) from discontinued operations––net of tax(d)	9	(560)	(24)	(2,334)
Certain significant items
Restructuring charges/(credits)––cost reduction initiatives(e)	645	(9)	666	371
Implementation costs and additional depreciation––asset restructuring(f)	181	50	403	153
Net (gains)/losses on asset disposals(g)	1	—	(57)	—
Net (gains)/losses recognized during the period on equity securities(g)	(400)	73	(1,597)	(429)
Certain legal matters, net(g)	64	(17)	438	5
Certain asset impairments(g)	—	900	—	900
Business and legal entity alignment costs(h)	31	63	156	212
Actuarial valuation and other pension and postretirement plan (gains)/losses(i)	(899)	1,230	(932)	1,306
(Gain) on completion of Consumer Healthcare JV transaction(j)	—	—	—	(6)
Other(k)	772	94	1,075	624
Total certain significant items––pre-tax	395	2,384	151	3,137
Income taxes(l)	(1,587)	(596)	(1,549)	(719)
Total certain significant items––net of tax	(1,192)	1,789	(1,398)	2,417
Total purchase accounting adjustments, acquisition-related items, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$(460)	$1,834	$446	$2,009
(a)Included primarily in Amortization of intangible assets.
(b)Included in Provision/(benefit) for taxes on income. Includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying the applicable tax rate.
(c)Included in Restructuring charges and certain acquisition-related costs. See Note 3.
(d)Included in Income/(loss) from discontinued operations––net of tax. See Note 2A.
(e)Includes employee termination costs, asset impairments and other exit costs not associated with acquisitions, which are included in Restructuring charges and certain acquisition-related costs. See Note 3.
(f)Relates to our cost-reduction and productivity initiatives not related to acquisitions (see Note 3). For the third quarter of 2021, primarily included in Cost of sales ($31 million) and Selling, informational and administrative expenses ($150 million). For the first nine months of 2021, primarily included in Cost of sales ($93 million) and Selling, informational and administrative expenses ($310 million). For the third quarter of 2020, primarily included in Cost of sales ($13 million) and Selling, informational and administrative expenses ($36 million). For the first nine months of 2020, primarily included in Cost of sales ($40 million) and Selling, informational and administrative expenses ($114 million).
(g)Included in Other (income)/deductions—net. See Note 4.
(h)Mainly represents costs for consulting, legal, tax and advisory services associated with the internal reorganization of legal entities. For the third quarter of 2021, primarily included in Cost of sales ($11 million) and Selling, informational and administrative expenses ($20 million), and for the first nine months of 2021, primarily included in Cost of sales ($43 million) and Selling, informational and administrative expenses ($107 million). For the third quarter of 2020, primarily included in Cost of sales ($12 million) and Selling, informational and administrative expenses ($50 million), and for the first nine months of 2020, primarily included in Cost of sales ($42 million), Selling, informational and administrative expenses ($157 million) and Research and development expenses ($13 million).

(i)Included in Other (income)/deductions––net. Primarily includes pension plan interim actuarial remeasurement pre-tax gains of $836 million in the third quarter of 2021 and $881 million in the first nine months of 2021, and pension plan interim actuarial remeasurement pre-tax losses of $1.2 billion in the third quarter of 2020 and $1.3 billion in the first nine months of 2020. See Note 1C.
(j)Included in (Gain) on completion of Consumer Healthcare JV transaction. See Note 2B.
(k)For the third quarter of 2021, primarily included in Research and development expenses ($707 million) and Other (income)/deductions––net ($61 million). For the first nine months of 2021, primarily included in Selling, informational and administrative expenses ($15 million), Research and development expenses ($892 million) and Other (income)/deductions––net ($165 million). For the third quarter of 2020, primarily included in Other (income)/deductions––net ($86 million). For the first nine months of 2020, primarily included in Selling, informational and administrative expenses ($46 million), Research and development expenses ($231 million) and Other (income)/deductions––net ($343 million). Among other things, the third quarter and first nine months of 2021 include an upfront payment of $650 million to Arvinas, which was recorded to Research and development expenses, and the first nine months of 2021 include a charge of $186 million for IPR&D related to an asset acquisition completed in the second quarter of 2021. Also, the third quarter of 2021 includes charges of $55 million and the first nine months of 2021 include charges of $136 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of accounting charges related to restructuring costs and costs of preparing for separation from GSK that were recorded by the Consumer Healthcare JV. Among other things, the first nine months of 2020 included (i) charges of $297 million recorded in Other (income)/deductions––net, primarily representing our pro rata share of restructuring and business combination accounting charges recorded by the Consumer Healthcare JV, partially offset by gains from the divestiture of certain of the JV’s brands recorded by the Consumer Healthcare JV, and our write-off and amortization of equity method basis differences primarily related to those brand divestitures and to inventory and (ii) upfront payments of $130 million to Valneva and $72 million to BioNTech, which were recorded to Research and development expenses.
(l)Included in Provision/(benefit) for taxes on income. Includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying the applicable tax rate. The third quarter and first nine months of 2021 were favorably impacted by benefits associated with certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV with GSK (see Note 5A). The third quarter and first nine months of 2020 were favorably impacted by benefits associated with certain intangible asset impairment charges (see Note 4).
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Nine Months Ended
(MILLIONS)	October 3, 2021	September 27, 2020	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$26,660	$6,364
The change is driven primarily by higher net income and advance payments in 2021 for Comirnaty recorded in deferred revenue and the impact of timing of receipts and payments in the ordinary course of business, including a $7.8 billion accrual for the gross profit split due to BioNTech, partially offset by a non-cash change in Other Adjustments, net, primarily resulting from an increase in unrealized gains on equity securities.

Investing activities from continuing operations	$(19,960)	$(1,129)
The change is driven mainly by a $17.0 billion increase in purchases of short-term investments with original maturities of greater than three months and a $7.8 billion increase in net purchases of short-term investments with original maturities of three months or less, partially offset by a $7.5 billion increase in redemptions of short-term investments with original maturities of greater than three months.

Financing activities from continuing operations	$(6,465)	$(7,257)
The change is driven mostly by a $5.1 billion net reduction in repayments of short-term borrowings with maturities of greater than three months and a $1.5 billion reduction in repayments of long-term debt, partially offset by a $4.2 billion decrease in proceeds from issuances of long-term debt and a $1.4 billion net decrease in proceeds from short-term borrowings with maturities of three months or less.

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

Debt Capacity––Lines of Credit

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings. As of October 3, 2021, we had access to a $7 billion U.S. revolving credit facility expiring in 2025. In addition, our lenders have provided us an additional $377 million in lines of credit, of which $336 million expire within one year. Essentially all lines of credit were unused as of October 3, 2021.
Selected Measures of Liquidity and Capital Resources

The following presents certain relevant measures of our liquidity and capital resources:
(MILLIONS, EXCEPT RATIOS)	October 3, 2021	December 31, 2020
Selected financial assets(a):
Cash and cash equivalents	$1,966	$1,784
Short-term investments	27,730	10,437
Long-term investments, excluding private equity securities at cost	4,632	2,973
	34,328	15,195
Debt:
Short-term borrowings, including current portion of long-term debt	3,629	2,703
Long-term debt	36,250	37,133
	39,878	39,835
Selected net financial liabilities	$(5,551)	$(24,641)
Working capital(b)	$16,097	$9,147
Ratio of current assets to current liabilities	1.39:1	1.35:1
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
In August 2021, we completed a public offering of $1 billion aggregate principal amount of senior unsecured sustainability notes. We are using the net proceeds to finance or refinance, in whole or in part as follows: R&D expenses related to our COVID-19 vaccine, capital expenditures in connection with the manufacture and distribution of COVID-19 vaccines and other projects that have environmental and/or social benefits. For additional information, see Note 7D.
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

Share-Purchase Plans and Accelerated Share Repurchase Agreements
At October 3, 2021, our remaining share-purchase authorization was approximately $5.3 billion, with no repurchases in the first nine months of 2021. See Note 12 in our 2020 Form 10-K for more information on our publicly announced share-purchase plans.
Dividends on Common Stock
In September 2021, our BOD declared a dividend of $0.39 per share, payable on December 6, 2021, to shareholders of record at the close of business on November 5, 2021. Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standard, Not Adopted as of October 3, 2021
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
Accounting for contract assets and contract liabilities from contracts with customers requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. This new guidance will generally result in the acquirer recognizing contract assets and contract liabilities at the same amounts that were recorded by the acquiree. Previously, these amounts were recognized by the acquirer at fair value as of the acquisition date.
	January 1, 2023. Early adoption is permitted.	We do not expect this new guidance to have a material impact on our consolidated financial statements.
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
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, clinical trial results and other developing data, revenue contribution, growth, performance, timing of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions and effects, including, among others, our efforts to respond to COVID-19, including our development of a vaccine to help prevent COVID-19 and our investigational protease inhibitors, the forecasted revenue contribution of Comirnaty and the potential number of doses that we and BioNTech believe can be manufactured; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; anticipated study starts; our planned capital spending; and the expectations for our quarterly dividend payments.
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
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval for new products and indications from regulators on a timely basis or at all; regulatory decisions impacting labeling including the scope of indicated patient populations, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities; the impact of recommendations by technical or advisory committees; and the timing of pricing approvals and product launches;
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
•the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic), including the impact of vaccine mandates where applicable, on our business, operations and financial condition and results, including impacts on our employees, manufacturing, supply chain, sales and marketing, R&D and clinical trials;
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
•any significant issues involving our largest wholesale distributors or government customers, which account for a substantial portion of our revenues;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
July 5 through August 1, 2021	2,792	$39.78	—	$5,292,881,709
August 2 through August 29, 2021	40,687	$43.01	—	$5,292,881,709
August 30 through October 3, 2021	24,743	$45.01	—	$5,292,881,709
Total	68,222	$43.60	—
(a)Represents (i) 65,860 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,362 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.

(b)See Note 12 in our 2020 Form 10-K.
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

Pfizer Inc.
(Registrant)

Dated:	November 12, 2021	/s/ Jennifer B. Damico
Jennifer B. Damico, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)