Form 10-K
period 2021-12-31
PFIZER INC
filed 2022-02-24
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large Accelerated filer ☒              Accelerated filer ☐                 Non-accelerated filer  ☐         Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 4, 2021, was approximately $223 billion. This excludes shares of common stock held by directors and executive officers at July 4, 2021. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 22, 2022 was 5,623,346,471 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders	Part III

DEFINED TERMS
Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal year-end for subsidiaries operating outside the U.S. is as of and for the year ended November 30 for each year presented. Pfizer's fiscal year-end for U.S. subsidiaries is as of and for the year ended December 31 for each year presented. References to “Notes” in this Form 10-K are to the Notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. We also have used several other terms in this Form 10-K, most of which are explained or defined below.

Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2021
Proxy Statement	Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021
AbbVie	AbbVie Inc.
ABO	Accumulated benefit obligation represents the present value of the benefit obligation earned through the end of the year but does not factor in future compensation increases
ACA (also referred to as U.S. Healthcare Legislation)	U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACIP	Advisory Committee on Immunization Practices
Akcea	Akcea Therapeutics, Inc.
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Anacor	Anacor Pharmaceuticals, Inc.
ASR	accelerated share repurchase agreement
Arena	Arena Pharmaceuticals, Inc.
Array	Array BioPharma Inc.
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Beam	Beam Therapeutics Inc.
Biogen	Biogen Inc.
Biohaven	Biohaven Pharmaceutical Holding Company Ltd., Biohaven Pharmaceutical Ireland DAC and BioShin Limited. (collectively, Biohaven)
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BNT162b2*	Pfizer-BioNTech COVID-19 Vaccine, also known as Comirnaty
BOD	Board of Directors
BRCA	BReast CAncer susceptibility gene
CDC	U.S. Centers for Disease Control and Prevention
cGMPs	current Good Manufacturing Practices
Comirnaty*	Pfizer-BioNTech COVID-19 Vaccine, also known as BNT162b2
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
CMA	conditional marketing authorisation
CStone	CStone Pharmaceuticals
DEA	U.S. Drug Enforcement Agency
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, South Korea, Australia and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, South Korea, Australia and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Central Europe, Eastern Europe, the Middle East, Africa and Turkey
EPS	earnings per share
ESOP	employee stock ownership plan
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act

Pfizer Inc.	2021 Form 10-K	i

GAAP	Generally Accepted Accounting Principles
GDFV	grant-date fair value
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
Hospira	Hospira, Inc.
Ionis	Ionis Pharmaceuticals, Inc.
IPR&D	in-process research and development
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
mRNA	messenger ribonucleic acid
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medivation	Medivation LLC (formerly Medivation, Inc.)
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
MTM	mark-to-market
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020
Myovant	Myovant Sciences Ltd.
NAV	net asset value
NDA	new drug application
nmCRPC	non-metastatic castration-resistant prostate cancer
NMPA	National Medical Product Administration in China
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PBM	pharmacy benefit manager
PBO	Projected benefit obligation; represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PMDA	Pharmaceuticals and Medical Device Agency in Japan
PRAC	Pharmacovigilance Risk Assessment Committee
PsA	psoriatic arthritis
QCE	quality consistency evaluation
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ROU	right of use
Sandoz	Sandoz, Inc., a division of Novartis AG
S&P	Standard & Poor’s
SEC	U.S. Securities and Exchange Commission
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Therachon	Therachon Holding AG
Trillium	Trillium Therapeutics Inc.
TSAs	transition service arrangements
UC	ulcerative colitis

Pfizer Inc.	2021 Form 10-K	ii

U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
Valneva	Valneva SE
VBP	volume-based procurement
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
WHO	World Health Organization
WRDM	Worldwide Research, Development and Medical
WTO	World Trade Organization
*This Form 10-K includes discussion of the COVID-19 vaccine that Pfizer has co-developed with BioNTech (BNT162b2) and our oral COVID-19 treatment (Paxlovid). This Form 10-K may refer to the vaccine by its brand name, Comirnaty (approved under a BLA), or as BNT162b2 (authorized under EUA). The vaccine is FDA-approved to prevent COVID-19 in individuals 16 years of age and older. The vaccine is authorized by the FDA to prevent COVID-19 in individuals 5 years of age and older. In addition, Comirnaty/BNT162b2 is authorized by the FDA for a third dose in certain immunocompromised individuals 5 years of age and older and as a booster dose in individuals 12 years of age and older. Paxlovid has been authorized for emergency use by the FDA under an EUA, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS CoV-2 viral testing, and who are at high-risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product under Section 564(b)(1) of the FFDCA unless the declaration is terminated or authorization revoked sooner. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. Please see the EUA Fact Sheets at www.cvdvaccine-us.com and www.covid19oralrx.com.
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
Throughout this Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement. Please refer to this information. This Form 10-K will be available on our website on or about February 24, 2022. Our Proxy Statement will be available on our website on or about March 17, 2022.
Our 2021 Environmental, Social and Governance (ESG) report, which provides enhanced ESG disclosures, will be available on our website on or about March 17, 2022. We also have a Pfizer Investor Insights website, which includes articles on the company, its products and its pipeline, located at insights.pfizer.com. Information in our ESG Report and on the Pfizer Investor Insights website are not incorporated by reference into this Form 10-K.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “About—Investors” or “News” sections. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (our Facebook, YouTube and LinkedIn pages and Twitter accounts (@Pfizer and @Pfizer_News)). The information contained on our website, our Facebook, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-K.
Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for Members of the Board of Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; information concerning our Board Committees; Committee Charters; Charter of the Lead Independent Director; and transactions in Pfizer securities by Directors and Officers are available on our website. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017. We will disclose any future amendments to, or waivers from, provisions of the Pfizer Policies on Business Conduct affecting our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules. Information relating to shareholder services, including the Computershare Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website.

Pfizer Inc.	2021 Form 10-K	iii

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-K contains forward-looking statements. We also provide forward-looking statements in other materials we release to the public, as well as public oral statements. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions.
We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek,” “potential” and other words and terms of similar meaning or by using future dates.
We include forward-looking information in our discussion of the following, among other topics:
•our anticipated operating and financial performance, reorganizations, business plans, strategy and prospects;
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
In particular, forward-looking information in this Form 10-K includes statements relating to specific future actions and effects, including, among others, our efforts to respond to COVID-19, including our development of a vaccine to help prevent COVID-19 and an oral COVID-19 treatment, the forecasted revenue contribution of Comirnaty and the potential number of doses that we and BioNTech believe can be manufactured and/or delivered; the forecasted revenue contribution of Paxlovid and the potential number of treatment courses that we believe can be manufactured; our expectations regarding the impact of COVID-19 on our business; the expected patent term for Comirnaty and Paxlovid; the expectations for ongoing revenue streams from Comirnaty and Paxlovid; the expected impact of patent expiries and competition from generic manufacturers; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2022; the expected charges and/or costs in connection with the spin-off of the Upjohn Business and its combination with Mylan; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; our planned capital spending; and the expected benefit payments and employer contributions for our benefit plans.
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
Risks Related to Our Business, Industry and Operations, and Business Development:
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations;
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval for new products and indications from regulators on a timely basis or at all; regulatory decisions impacting labeling, including the scope of indicated patient populations, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities; the impact of recommendations by technical or advisory committees; and the timing of pricing approvals and product launches;
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could impact marketing approval, product labeling, and/or availability or commercial potential, including uncertainties regarding the commercial or other impact of the results of the Xeljanz ORAL Surveillance (A3921133) study or actions by regulatory authorities based on analysis of ORAL Surveillance or other data, including on other JAK inhibitors in our portfolio;
•the success and impact of external business development activities, including the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the

Pfizer Inc.	2021 Form 10-K	1

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
•competition, including from new product entrants, in-line branded products, generic products, private label products, biosimilars and product candidates that treat or prevent diseases and conditions similar to those treated or intended to be prevented by our in-line products and product candidates;
•the ability to successfully market both new and existing products, including biosimilars;
•difficulties or delays in manufacturing, sales or marketing; supply disruptions, shortages or stock-outs at our facilities or third-party facilities that we rely on; and legal or regulatory actions;
•the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic), including the impact of vaccine mandates where applicable, on our business, operations and financial condition and results, including impacts on our employees, manufacturing, supply chain, sales and marketing, R&D and clinical trials;
•risks and uncertainties related to our efforts to develop a vaccine to help prevent COVID-19 and an oral COVID-19 treatment, as well as challenges related to their manufacturing, supply and distribution;
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
•the impact of the increased presence of counterfeit medicines or vaccines in the pharmaceutical supply chain;
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
•governmental laws and regulations affecting our operations, including, without limitation, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., including, among others, potential adoption of global minimum taxation requirements and potential changes to existing tax law by the current U.S. Presidential administration and Congress;

Pfizer Inc.	2021 Form 10-K	2

Risks Related to Intellectual Property, Technology and Security:
•any significant breakdown or interruption of our information technology systems and infrastructure (including cloud services);
•any business disruption, theft of confidential or proprietary information, extortion or integrity compromise resulting from a cyber-attack;
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•our ability to protect our patents and other intellectual property, including against claims of invalidity that could result in LOE, unasserted intellectual property claims and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products, including our vaccine to help prevent COVID-19 and our oral COVID-19 treatment.

PART I

ITEM 1.	BUSINESS
ABOUT PFIZER
Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. We work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. The Company was incorporated under the laws of the State of Delaware on June 2, 1942.
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
We are committed to fulfilling our purpose: Breakthroughs that change patients’ lives. Our purpose fuels everything we do and reflects both our passion for science and our commitment to patients. Pfizer’s growth strategy is driven by five “Bold Moves” that help us deliver breakthroughs for patients and create value for shareholders and other stakeholders:
1.Unleash the power of our people;
2.Deliver first-in-class science;
3.Transform our go-to-market model;
4.Win the digital race in pharma; and
5.Lead the conversation.
In addition, Pfizer continues to enhance its ESG strategy, which is focused on six areas where we see opportunities to create a meaningful impact over the next decade: product innovation; equitable access and pricing; product quality and safety; diversity, equity and inclusion; climate change; and business ethics.
We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy.
Our significant recent business development activities in 2021 include, among others: (i) the July 2021 global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader (the estrogen receptor is a well-known disease driver in most breast cancers); (ii) the November 2021 collaboration and license agreement with Biohaven to acquire rights to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S. upon approval; (iii) the November 2021 acquisition of Trillium, a clinical stage immuno-oncology company developing innovative potential therapies for the treatment of cancer; and (iv) the December 2021 research collaboration with Beam to utilize Beam’s in vivo base editing programs, which use mRNA and lipid nanoparticles, for three targets for rare genetic diseases of the liver, muscle and central nervous system. In addition, in December 2021, we entered into a definitive agreement to acquire Arena, a clinical stage company developing innovative potential therapies for the treatment of several immuno-inflammatory diseases. On February 2, 2022, Arena shareholders voted to approve the proposed acquisition, which is targeted to close in the first half of 2022, subject to review under antitrust laws and other customary closing conditions. For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Note 2.
In 2020 and 2021, our business, operations and financial condition and results were impacted by the COVID-19 pandemic. To confront the public health challenge posed by the pandemic, we have made some important advances, including, the development of a vaccine to help prevent

Pfizer Inc.	2021 Form 10-K	3

COVID-19 and an oral COVID-19 treatment. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 Pandemic section within MD&A and the Item 1A. Risk Factors—COVID-19 Pandemic section in this Form 10-K.
COMMERCIAL OPERATIONS
Following (i) the spin-off and combination of the Upjohn Business (which was our global, primarily off-patent branded and generics business) with Mylan in 2020, which created a new global pharmaceutical company, Viatris, and (ii) the formation of the Consumer Healthcare JV with GSK in 2019, we saw the culmination of Pfizer’s transformation into a more focused, global leader in science-based innovative medicines and vaccines, and beginning in the fourth quarter of 2020, we operated as a single operating segment engaged in the discovery, development, manufacturing, marketing, sale and distribution of biopharmaceutical products worldwide. At the beginning of our fiscal fourth quarter 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients.
Our Biopharma business includes the following therapeutic areas and key products:

Therapeutic Area	Description	Key Products
Vaccines
Includes innovative vaccines across all ages—infants, adolescents and adults—in pneumococcal disease, meningococcal disease, tick-borne encephalitis and COVID-19, with a pipeline focus on infectious diseases with significant unmet medical need.
Comirnaty/BNT162b2*, the Prevnar family*, Nimenrix, FSME/IMMUN-TicoVac and Trumenba
Oncology	Includes innovative oncology brands of biologics, small molecules, immunotherapies and biosimilars across a wide range of cancers.	Ibrance*, Xtandi*, Inlyta*, Sutent, Retacrit, Lorbrena and Braftovi
Internal Medicine	Includes innovative brands in cardiovascular metabolic and women’s health, as well as regional brands.	Eliquis* and the Premarin family
Hospital**	Includes our global portfolio of sterile injectable and anti-infective medicines, as well as an oral COVID-19 treatment.	Sulperazon, Medrol, Zavicefta, Zithromax, Vfend, Panzyga and Paxlovid
Inflammation & Immunology	Includes innovative brands and biosimilars for chronic immune and inflammatory diseases.	Xeljanz*, Enbrel (outside the U.S. and Canada)*, Inflectra, Eucrisa/Staquis and Cibinqo
Rare Disease	Includes innovative brands for a number of therapeutic areas with rare diseases, including amyloidosis, hemophilia and endocrine diseases.	Vyndaqel/Vyndamax*, BeneFIX and Genotropin
*Each of Prevnar 13/Prevenar 13, Ibrance, Eliquis, Xeljanz and Enbrel recorded direct product and/or Alliance revenues of more than $1 billion in 2021, 2020 and 2019. Each of Comirnaty/BNT162b2 and Inlyta recorded direct product and/or Alliance revenues of more than $1 billion in 2021. Each of Xtandi and Vyndaqel/Vyndamax recorded direct product and/or Alliance revenues of more than $1 billion in 2021 and 2020. Comirnaty/BNT162b2, Eliquis and Xtandi include Alliance revenues and direct sales. Prevnar family include revenues from Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20 (adult).
**    Prior to the fourth quarter of 2021, PC1 had been managed within the Hospital therapeutic area. Also, on December 31, 2021, we completed the sale of our Meridian subsidiary, which was part of the Hospital therapeutic area prior to its sale. See Note 1A for additional information.

For additional information on our operating segments and products, see Note 17 and for additional information on the key operational revenue drivers of our business, see the Analysis of the Consolidated Statements of Income section within MD&A. For a discussion of the risks associated with our dependence on certain of our major products, see the Item 1A. Risk Factors—Concentration section in this Form 10-K.
COLLABORATION AND CO-PROMOTION
We use collaboration and/or co-promotion arrangements to enhance our development, R&D, sales and distribution of certain biopharmaceutical products, which include, among others, the following:
•Comirnaty/BNT162b2 is an mRNA-based coronavirus vaccine to help prevent COVID-19, which is being jointly developed and commercialized with BioNTech. Pfizer and BioNTech equally share the costs of development for the Comirnaty program. Comirnaty/BNT162b2 has been granted an approval or an authorization in many countries around the world in populations varying by country. We also share gross profits equally from commercialization of Comirnaty/BNT162b2 and are working jointly with BioNTech in our respective territories to commercialize the vaccine worldwide (excluding China, Hong Kong, Macau and Taiwan), subject to regulatory authorizations or approvals market by market. For discussion on Comirnaty/BNT162b2, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 Pandemic section within MD&A.
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
•Orgovyx (relugolix) is an oral gonadotropin-releasing hormone (GnRH) receptor antagonist for the treatment of adult patients with advanced prostate cancer that is being developed and commercialized with Myovant. The companies are also collaborating on Myfembree (relugolix 40

Pfizer Inc.	2021 Form 10-K	4

mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) for heavy menstrual bleeding associated with uterine fibroids in premenopausal women and the management of moderate to severe pain associated with endometriosis. The companies will equally share profits and allowable expenses in the U.S. and Canada for Orgovyx and Myfembree, with Myovant bearing our share of allowable expenses up to a maximum of $50 million in 2022. Myovant will remain responsible for regulatory interactions and drug supply and continue to lead clinical development for the relugolix combination tablet.
Revenues associated with these arrangements are included in Alliance revenues (except in certain markets where we have direct sales and except for the majority of revenues for Comirnaty/BNT162b2, which are included as direct product revenues). In addition, we have collaboration arrangements for the development and commercialization of certain pipeline products that are in development stage, including, among others, (i) with BioNTech to develop a modified mRNA-based vaccine for the prevention of varicella zoster (Shingles), and (ii) with Valneva to co-develop and commercialize Valneva’s Lyme disease vaccine candidate, VLA15. For further discussion of collaboration and co-promotion agreements, see the Item 1A. Risk Factors—Collaborations and Other Relationships with Third Parties section in this Form 10-K and Notes 2 and 17.
RESEARCH AND DEVELOPMENT
R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the therapies that may be the most impactful for patients. The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their effectiveness and ease of dosing and by discovering potential new indications.
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
While a significant portion of our R&D is internal, we also seek promising chemical and biological lead molecules and innovative technologies developed by others to incorporate into our discovery and development processes or projects, as well as our product lines. We do so by entering into collaboration, alliance and license agreements with universities, biotechnology companies and other firms as well as through acquisitions and investments. These collaboration, alliance and license agreements and investments allow us to share knowledge, risk and cost. They also enable us to access external scientific and technological expertise, as well as provide us the opportunity to advance our own products and in-licensed or acquired products. For information on certain of these collaborations, alliances and license arrangements and investments, see Note 2.
Our R&D Operations. In 2021, we continued to strengthen our global R&D operations and pursue strategies to improve R&D productivity to achieve a sustainable pipeline that is positioned to deliver value in the near term and over time. Our R&D activity is conducted through various platform functions that operate in parallel within our global operations, including the following:
•WRDM. Research units within WRDM are generally responsible for research and early-stage development assets for our business (assets that have not yet achieved proof-of-concept) and are organized by therapeutic area to enhance flexibility, cohesiveness and focus. We can rapidly redeploy resources within a research unit and between various projects to leverage, as necessary, common skills, expertise or focus.
•GPD. Our GPD organization is a unified center for clinical development and regulatory activities that is generally responsible for the clinical development strategy and operational execution of clinical trials for late-stage clinical assets in Pfizer’s pipeline.
•Science-based platform-services organizations within WRDM. These organizations provide technical expertise and other services to various R&D projects, and are organized into science-based functions. These organizations allow us to react more quickly and effectively to evolving needs by sharing resources among projects, candidates and targets across therapeutic areas and phases of development. Examples of these platform organizations include Pharmaceutical Sciences and Medicine Design, and Worldwide Medical and Safety.
We manage R&D operations on a total-company basis through our platform functions described above. Specifically, the Portfolio Strategy & Investment committee, composed of senior executives, is accountable for aligning resources among all of our WRDM, GPD and R&D projects and for seeking to ensure optimal capital allocation across the innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility.
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
For additional information, see the Costs and Expenses—Research and Development (R&D) Expenses section within MD&A and Note 17.

Pfizer Inc.	2021 Form 10-K	5

Our R&D Pipeline. The process of drug and biological product discovery from initiation through development and to potential regulatory approval is lengthy and can take more than ten years. As of February 8, 2022, we had the following number of projects in various stages of R&D:
Development of a single compound is often pursued as part of multiple programs. While our drug candidates may or may not receive regulatory approval, new candidates entering clinical development phases are the foundation for future products. Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Product Developments section within MD&A. For information on the risks associated with R&D, see the Item 1A. Risk Factors—Research and Development section of this Form 10-K.
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
Revenues from operations outside the U.S. of $51.5 billion accounted for 63% of our total revenues in 2021. Revenues exceeded $500 million in each of 21, 8 and 10 countries outside the U.S. in 2021, 2020 and 2019, respectively, with the increase in the number of countries in 2021 primarily driven by Comirnaty/BNT162b2. By total revenues, Japan was our largest national market outside the U.S. in 2021. For a geographic breakdown of revenues, see the Analysis of the Consolidated Statements of Income—Revenues by Geography section within MD&A and the table captioned Geographic Information in Note 17B.
Our international operations are subject to risks inherent in carrying on business in other countries. For additional information, see the Item 1A. Risk Factors—Global Operations and Item 1. Business—Government Regulation and Price Constraints sections in this Form 10-K.
SALES AND MARKETING
Our prescription biopharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In the U.S., we primarily sell our vaccines directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. Certain of these government contracts may be renegotiated or terminated at the discretion of a government entity. In addition, our contracts with government and supranational organizations for the sales of Comirnaty/BNT162b2 and Paxlovid, which are on a committed basis, represented a significant amount of revenues in 2021. We also seek to gain access for our products on formularies, which are lists of approved medicines available to members of healthcare programs or PBMs. PBMs use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions. We may also work with payers on disease management programs that help to develop tools and materials to educate patients and physicians on key disease areas. For information on our significant customers, see Note 17C.
We promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers and patients; MCOs that provide insurance coverage, such as hospitals, integrated delivery systems, PBMs and health plans; and employers and government agencies who hire MCOs to provide health benefits to their employees. In the U.S., we market directly to consumers through direct-to-consumer advertising that seeks to communicate the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues and our patient assistance programs.

Pfizer Inc.	2021 Form 10-K	6

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
In various markets, a period of regulatory exclusivity may be provided for drugs or vaccines upon approval. The scope and term of such exclusivity will vary but, in general, the period will run concurrently with the term of any existing patent rights associated with the drug at the time of approval.
Based on current sales, and considering the competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, are as follows:

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Chantix/Champix	2020(2)	2021(2)	2022
Sutent	2021(3)	2022(3)	2024
Inlyta	2025	2025	2025
Xeljanz	2025	2028 (4)	2025
Prevnar 13/Prevenar 13	2026	(5)	2029
Eliquis(6)	2026	2026	2026
Ibrance	2027	2028	2028
Xtandi(7)	2027	(7)	(7)
Vyndaqel/Vyndamax/Vynmac	2024 (2028 pending PTE)	2026	2026/2029(8)
Xalkori	2029	2027	2028
Besponsa	2030	2028	2028(4)
Braftovi(9)	2031 (2031 pending PTE)	(9)	(9)
Mektovi(9)	2031(10)	(9)	(9)
Bavencio(11)	2033	2032	2033
Lorbrena	2033	2034	2036
Prevnar 20/Apexxnar	2033 (2035 pending PTE)	2033	2033(12)
Cibinqo	2034	2034(13)	2034 (2038 pending PTE)
Comirnaty	(14)	(14), (15)	(14)
Paxlovid	(16)	(16)	(16)
(1)Unless otherwise indicated, the years pertain to the basic product patent expiration, including granted PTEs, supplementary protection certificates (SPC) or pediatric exclusivity periods. SPCs are included when granted in three out of five major European markets (France, Germany, Italy, Spain and the U.K.). Noted in parentheses is the projected year of expiry of the earliest pending patent term extension in the U.S. or Japan and/or SPC application in Europe, the term of which, if granted, may be shorter than originally requested due to a number of factors. In some instances, there are later-expiring patents relating to our products which may or may not protect our product from generic or biosimilar competition after the expiration of the basic patent.
(2)The basic product patent for Chantix expired in the U.S. in November 2020 and in Europe in September 2021.
(3)The basic product patent for Sutent expired in the U.S. in August 2021 and in Europe in January 2022.
(4)Expiry is provided by regulatory exclusivity in this market.
(5)The Europe patent that covers the combination of the 13 serotype conjugates of Prevenar 13 was revoked following an opposition and has now been withdrawn. There are other Europe patents and pending applications covering the formulation, various aspects of the manufacturing process, and the combination of serotype conjugates of Prevenar 13 that remain in force.
(6)Eliquis was developed and is being commercialized in collaboration with BMS. For Eliquis in the U.S., two patents listed in the FDA Orange Book, the composition of matter patent claiming apixaban specifically and a formulation patent, were challenged by numerous generic companies and were the subject of patent infringement litigation. Prior to the resolution of the litigation in our favor on both challenged patents, we and BMS settled with a number of these generic companies (settled generic companies) while continuing to litigate against three remaining generic companies (remaining generic companies). As a result of the litigation, the remaining generic companies are not permitted to launch their products until the 2031 expiration date of the formulation patent. Under the terms of the settlement agreements, the permitted date of launch for the settled generic companies under these patents is April 1, 2028.
Both patents may be subject to subsequent challenges. While we cannot predict the outcome of any potential future litigation, these are the alternatives that might occur: (a) if both patents are upheld in future litigation, through appeal, the permitted date of launch for the settled generic companies under these patents would remain April 1, 2028; (b) if the formulation patent is held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant would be permitted to launch on November 21, 2026; or (c) if both patents are held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant could launch products immediately upon such an adverse decision.
Refer to Note 16A1 for more information.

Pfizer Inc.	2021 Form 10-K	7

(7)Xtandi is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S. Pfizer receives tiered royalties as a percentage of international Xtandi net sales.
(8)Vyndaqel (tafamidis meglumine) basic patent expiry in Japan is August 2026 for treatment of polyneuropathy. Vynmac (tafamidis) was approved in Japan for treatment of cardiomyopathy with regulatory exclusivity expiring March 2029.
(9)We have exclusive rights to Braftovi and Mektovi in the U.S. The Pierre Fabre Group has exclusive rights to commercialize both products in Europe and Ono Pharmaceutical Co., Ltd. has exclusive rights to commercialize both products in Japan. We receive royalties from The Pierre Fabre Group and Ono Pharmaceutical Co., Ltd. on sales of Braftovi and Mektovi outside the U.S.
(10)Mektovi U.S. expiry is provided by a method of use patent.
(11)Bavencio is being developed and commercialized in collaboration with Merck KGaA.
(12)Product not yet approved or authorized in this market.
(13)An SPC has been filed for Cibinqo in the U.K. with expected expiry in 2036 based on the September 2021 approval. Cibinqo was approved in other major European markets in December 2021.
(14)The basic product patent application for Comirnaty has been filed in these markets. If granted, a full term is expected in these markets. Comirnaty is being developed and commercialized in collaboration with BioNTech.
(15)Pfizer does not have co-promotion rights for Comirnaty in Germany.
(16)The basic product patent application for Paxlovid has been filed in these markets. If granted, a full term is expected in these markets.
Loss of Intellectual Property Rights. The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce identical or highly similar products and sell them for a lower price. The date at which generic or biosimilar competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic or biosimilar competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our product-related patents is found to be invalid by judicial, court or regulatory or administrative proceedings, generic or biosimilar products could be introduced, resulting in the erosion of sales of our existing products.
We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access. For additional information, see the Item 1A. Risk Factors—Competitive Products, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections in this Form 10-K and Note 16A1.
Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. For additional information on the impact of LOEs on our revenues, see the Analysis of the Consolidated Statements of Income––Revenues––Selected Product Discussion section within MD&A.
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
We compete with other companies that manufacture and sell products that treat or prevent diseases or indications similar to those treated or prevented by our major products. These competitors include other worldwide research-based biopharmaceutical companies, smaller research companies with more limited therapeutic focus and generic drug and biosimilar manufacturers. Our competitors also may devote substantial funds and resources to R&D and their successful R&D could result in erosion of the sales of our existing products and potential sales of products in development, as well as unanticipated product obsolescence. In addition, several of our competitors operate without large R&D expenses and make a regular practice of challenging our product patents before their expiration.
To address competitive trends we continually emphasize innovation, which is underscored by our multi-billion-dollar investment in R&D, as well as our business development transactions, both designed to result in a strong product pipeline. Our investment in research continues even after drug or vaccine approval as we seek to further demonstrate the value of our products for the conditions they treat or prevent, as well as potential new applications. We educate patients, physicians, payers and global health authorities on the benefits and risks of our medicines and vaccines, and seek to continually enhance the organizational effectiveness of our biopharmaceutical functions, including to accurately and ethically launch and market our products to our customers.
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
Our vaccines may face competition, including from the introduction of alternative vaccines or “next-generation” vaccines prior to or after the expiration of their patents, which may adversely affect our future results.
Our biosimilars, which include biosimilars of certain inflammation & immunology and oncology biologic medicines, compete with branded products from competitors, as well as other generics and biosimilars manufacturers. We seek to maximize the opportunity to establish a “first-to-

Pfizer Inc.	2021 Form 10-K	8

market” or early market position for our biosimilars to provide customers a lower-cost alternative immediately when available and also to potentially provide us with higher levels of sales and profitability until other competitors enter the market.
Generic Products. Generic pharmaceutical manufacturers pose one of the biggest competitive challenges to our branded small molecule products because they can market a competing version of our product after the expiration or loss of our patent and often charge much less. Several competitors regularly challenge our product patents before their expiration. Generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. In China, for example, we expect to continue to face intensified competition by certain generic manufacturers in 2022 and beyond, which may result in price cuts and volume loss of some of our products. In addition, generic versions of competitors’ branded products may also compete with our products.
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
PRICING PRESSURES AND MANAGED CARE ORGANIZATIONS
Commercial Pricing Pressures. Pricing and access pressures in the commercial sector continue to be significant. Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Many employers have adopted high deductible health plans, which can increase out-of-pocket costs for medicines. This trend is likely to continue. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. Pricing pressures also may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
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
In light of the COVID-19 pandemic and related large-scale healthcare disruptions, we expect value-based payment models may have reduced participation if the incentives to participate are reduced or eliminated. Financially weakened hospitals may weigh their ability to take on the financial risk of downside models. In contrast, providers in more advanced value-based models, such as full capitation, a fixed amount paid in advance per patient per unit of time-period, generally found their revenues remained steady during the pandemic, which may ultimately encourage the growth of such models.
We believe medicines and vaccines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and help ensure access to medicines and vaccines within an efficient and affordable healthcare system. This includes assessing our go-to market model to address patient affordability challenges. We have engaged with major payors and the U.S. government to explore opportunities to improve access and reimbursement in an effort to drive pro-patient policies. In addition, in response to the evolving U.S. and global healthcare spending landscape, we work with health authorities, health technology assessment and quality measurement bodies and major U.S. payers throughout the product-development process to better understand how these entities value our compounds and products. Further, we are developing stronger internal capabilities focused on demonstrating the value of the medicines and vaccines that we discover or develop, register and manufacture, by recognizing patterns of usage of our medicines and vaccines and competitor medicines and vaccines along with patterns of healthcare costs.
For information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints and Item 1A. Risk Factors—Pricing and Reimbursement sections in this Form 10-K.
Managed Care Organizations. The evolution of managed care in the U.S. has been a major factor in the competitiveness of the healthcare marketplace. Approximately 302 million people in the U.S. now have some form of health insurance coverage, and the marketing of prescription drugs and vaccines to both consumers and the entities that manage coverage in the U.S. continues to grow in importance. In particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, consolidation in the MCO industry has resulted in fewer, even larger MCOs, which enhances those MCOs’ ability to negotiate pricing and increases their importance to our business. Since MCOs seek to contain and reduce healthcare expenditures, their growing influence has increased pressure on drug prices as well as revenues.
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

Pfizer Inc.	2021 Form 10-K	9

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
RAW MATERIALS
We procure raw materials essential to our business from numerous suppliers worldwide. In general, these materials have been available in sufficient quantities to support our demand and in many cases are available from multiple suppliers. No significant impact to our operations due to the availability of raw materials is currently anticipated in 2022. However, we are seeing an increase in overall demand in the industry for certain components and raw materials with the potential to constrain available supply, which could have a future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact, including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS
We are subject to extensive regulation by government authorities in the countries in which we do business. This includes laws and regulations governing the operations of biopharmaceutical companies, such as the approval, manufacturing and marketing of products, pricing (including discounts and rebates) and health information privacy, among others. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and/or administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions, and could result in harm to our reputation and business. For additional information, see Note 16A. Compliance with these laws and regulations may be costly, and may require significant technical expertise and capital investment to ensure compliance. While capital expenditures or operating costs for compliance with government regulations cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position.
In the United States
Drug and Biologic Regulation. The FDA, pursuant to the FFDCA, the Public Health Service Act and other federal statutes and regulations, extensively regulates pre- and post-marketing activities related to our biopharmaceutical products. The regulations govern areas such as the safety and efficacy of medicines and vaccines, clinical trials, advertising and promotion, quality control, manufacturing, labeling, distribution, post-marketing safety surveillance and reporting, and record keeping. Other U.S. federal agencies, including the DEA, also regulate certain of our products and activities.
For a biopharmaceutical company to market a drug or a biologic product, including vaccines, in the U.S., the FDA must evaluate whether the product is safe and effective for its intended use. If the FDA determines that the drug or biologic is safe and effective, the FDA will approve the product’s NDA or BLA (or supplemental NDA or supplemental BLA), as appropriate.
A drug or biologic may be subject to postmarketing commitments, which are studies or clinical trials that the product sponsor agrees to conduct, or postmarketing requirements, which are studies or clinical trials that are required as a condition of approval. In addition, we are also required to report adverse events and comply with cGMPs (the FDA regulations that govern all aspects of manufacturing quality for pharmaceuticals) and the Drug Supply Chain Security Act (the law that, among other things, sets forth requirements related to product tracing, product identifiers and verification for manufacturers, wholesale distributors, repackagers and dispensers to facilitate the tracing of product through the pharmaceutical distribution supply chain), as well as advertising and promotion regulations. For additional information, see the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —Post-Authorization/Approval Data sections in this Form 10-K.
In the context of public health emergencies, like the COVID-19 pandemic, we may apply to the FDA for an EUA, which if granted, allows for the distribution and use of our products during the declared emergency, in accordance with the conditions set forth in the EUA, unless the EUA is otherwise terminated by the government. Although the criteria for an EUA differ from the criteria for approval of an NDA or BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing obligations. The FDA generally expects EUA holders to work toward submission of full applications, such as a BLA or an NDA, as soon as possible.
Biosimilar Regulation. The FDA is responsible for approval of biosimilars. Innovator biologics are entitled to 12 years of market exclusivity by statute, and biosimilars applications may not be submitted until four years after the approval of the reference innovator biologic.
Sales and Marketing Regulations. Our marketing practices are subject to state laws, as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute generally prohibits corruptly soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payers, such as Medicare and Medicaid, that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. State

Pfizer Inc.	2021 Form 10-K	10

attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
Pricing, Reimbursement and Access Regulations. Pricing and reimbursement for our products depend in part on government regulation. Any significant efforts at the federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded or more directly impose controls on drug pricing, government reimbursement, and access to medicines and vaccines on public and private insurance plans could have a material impact on us.
In addition, in order to have our products covered by Medicaid, we must offer discounts or rebates on purchases of pharmaceutical products under various federal and state programs. We also must report specific prices to government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures. See the discussion regarding rebates in the Analysis of the Consolidated Statements of Income—Revenues by Geography section within MD&A and Note 1H.
Government and private payers routinely seek to manage utilization and control the costs of our products, and there is considerable public and government scrutiny of pharmaceutical pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented. We expect to see continued focus by Congress and the Biden Administration on regulating pricing which could result in legislative and regulatory changes designed to control costs. For example, there is proposed legislation that, if enacted, would allow Medicare to negotiate prices for certain prescription drugs, as well as require that penalties be paid by manufacturers who raise drug prices faster than inflation. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business. For example, certain changes issued in a final rule by the Centers for Medicare & Medicaid Services (CMS) in December 2020 to the Medicaid Drug Rebate Program could increase our Medicaid rebate obligations and increase the discounts we extend to 340B covered entities. Additional changes to the 340B program are undergoing review and their status is unclear. For additional information, see the Item 1A. Risk Factors—Pricing and Reimbursement section in this Form 10-K.
A majority of states use preferred drug lists to manage access to pharmaceutical products under Medicaid, including some of our products. For example, access to our products under the Medicaid managed care programs typically is determined by the health plans with which state Medicaid agencies contract to provide services to beneficiaries. States seek to control healthcare costs related to Medicaid and other state healthcare programs, including the implementation of supplemental rebate agreements under the Medicaid drug rebate program tied to patient outcomes. States’ budgets were impacted less by the COVID-19 pandemic than expected and are generally growing. We expect states to seek cost cutting within Medicaid, which may focus on managed care capitation payments and/or formulary management. States may also advance drug-pricing initiatives with a focus on affordability review boards, financial penalties related to pricing practices, manufacturer pricing and reporting requirements, as well as regulation of prescription drug assistance or copay accumulator programs in the commercial market. Payers may promote generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. For additional information, see the Item 1A. Risk Factors—Managed Care Trends section in this Form 10-K.
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
Data Privacy. The collection and use of personal data by us is increasingly important to our business and is subject to various federal and state privacy and data security laws and regulations, including oversight by various regulatory and other governmental bodies. Such laws and regulations continue to evolve and are increasingly being enforced vigorously.
Outside the United States
New Drug Approvals. In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products, and employs a centralized procedure for approval for the EU and the European Economic Area (EEA) countries. In the U.K., the Medicines and Healthcare products Regulatory Agency is the sole regulatory authority. In Japan, the PMDA is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. In China, the NMPA is the primary regulatory authority for approving and supervising medicines. Health authorities in many middle- and lower-income countries require marketing approval by a recognized regulatory authority (e.g., the FDA or EMA) before they begin to conduct their application review process and/or issue their final approval.
Pharmacovigilance. In the EU, the EMA’s PRAC is responsible for reviewing and making recommendations on product safety issues. Outside developed markets, pharmacovigilance requirements vary and are generally not as extensive, but there is a trend toward increasing regulation.
Pricing and Reimbursement. Certain governments, including in the different EU member states, the U.K., Japan, China, Canada and South Korea, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments globally may use a variety of measures to control costs, including proposing price reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In addition, the international patchwork of price regulation, differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicines in many markets and some third-party trade in our products between countries. Several important multilateral organizations such as the WHO are increasing scrutiny of international pharmaceutical pricing through policy recommendations and sponsorship of programs, such as “The Oslo Medicines Initiative” which is planning a high-level meeting in 2022 to agree on WHO Europe Member States’ commitments to ensure “affordability for high-priced medicines”. In November 2020, the EC published its new Pharmaceutical Strategy for Europe which envisions a broad range of new initiatives and legislation including a significant focus on affordability and access to medicines.

Pfizer Inc.	2021 Form 10-K	11

In China, pricing pressures have increased in recent years because of an overall focus on healthcare cost containment with government officials emphasizing improved health outcomes, healthcare reform and decreased drug prices as key indicators of progress towards reform. For patented products, drug prices have decreased dramatically as a result of adding innovative drugs (including oncology medicines) to the National Reimbursement Drug List (NRDL). In the off-patent space, numerous local generics have been officially deemed bioequivalent under a QCE process that required domestically-manufactured generic drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). A centralized VBP program, a tender process where a certain portion of included molecule volumes are guaranteed to tender winners and is intended to contain healthcare costs by driving utilization of generics that have passed QCE, has resulted in dramatic price cuts for off-patent medicines. Furthermore, the Chinese government has discussed moving toward efforts to unify the reimbursement price between QCE-approved generic medicines and the applicable original medicines, which the government currently plans to implement within the next few years. We and most off-patent originators have mostly not been successful in the VBP bidding process. The government has indicated that additional post-LOE drugs could be subjected to VBP qualification in future rounds. While certain details of future QCE expansion have been made available, we are unable to determine the impact on our business and financial condition until the initiation of these future rounds.
Healthcare Provider Transparency and Disclosures. Several countries have implemented laws requiring (or industry trade associations have recommended) disclosure of transfers of value made by pharmaceutical companies to healthcare providers and/or healthcare organizations, such as academic teaching hospitals.
Intellectual Property. Reliable patent protection and enforcement around the world are among the key factors we consider for continued business and R&D investment. The WTO Agreement on Trade Related Aspects of Intellectual Property Rights (WTO-TRIPS) requires participant countries to provide patent and other intellectual property-related protection for pharmaceutical products by law, with an exemption provided for least-developed countries until 2033. While some countries have made improvements, we still face patent grant, enforcement and other intellectual property challenges in many countries.
While the global intellectual property policy environment has generally improved following WTO-TRIPS and bilateral/multilateral trade agreements, our growth and ability to bring new product innovation to patients depends on further progress in intellectual property protection. In certain developed international markets, governments maintain relatively effective intellectual property policies. However, in the EU, pursuant to the ongoing review of pharmaceutical intellectual property and regulatory incentives, legislative change may result in the reduction of certain protections. In several emerging market countries, governments have used intellectual property policies as a tool to force innovators to accept less than fair value for medicines, as well as to advance industrial policy and localization goals. Discussions are ongoing at the WTO that seek to limit intellectual property protections within the context of the COVID-19 pandemic response.
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
Our industry advocacy efforts focus on seeking a fair and transparent business environment for foreign manufacturers, underscoring the importance of strong intellectual property systems for local innovative industries and helping improve patients’ access to innovative medicines and vaccines.
Data Privacy. Outside of the U.S., many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including but not limited to, the EU’s General Data Protection Regulations and China’s Personal Information Protection Law. The legislative and regulatory framework for privacy and data protection issues worldwide is also rapidly evolving as countries continue to adopt new and updated privacy and data security laws. The interpretation and application of such laws and regulations remain uncertain and continue to evolve. In addition, enforcement of such laws and regulations is increasing.
ENVIRONMENTAL MATTERS
Our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. We incurred capital and operational expenditures in 2021 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows: $55 million in environment-related capital expenditures and $152 million in other environment-related expenses.
While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position. See also Note 16A3.
Climate change presents risks to our operations, including the potential for additional regulatory requirements and associated costs, the potential for more frequent and severe weather events, and water availability challenges that may impact our facilities and those of our suppliers. We cannot provide assurance that physical risks to our facilities or supply chain due to climate change will not occur in the future. We periodically review our vulnerability to potential weather-related risks and other natural disasters and update our assessments accordingly. Based on our reviews, we do not believe these potential risks are material to our operations at this time.
HUMAN CAPITAL
Our purpose is: Breakthroughs that change patients’ lives. These breakthroughs are delivered through the relentless collaboration of our talented workforce. As of December 31, 2021, we employed approximately 79,000 people worldwide, with approximately 29,000 based in the U.S. Women compose approximately 49% of our global workforce, and approximately 34% of our U.S.-based employees are individuals with ethnically diverse backgrounds.
Our continued success links directly to the commitment, engagement and performance of our employees. It is important that we not only attract and retain the best and brightest diverse talent, but also ensure they remain engaged and can thrive in an environment that is committed to helping them grow, succeed and contribute directly to achieving our purpose. As part of these efforts, we strive for an inclusive and empowering work environment, adopting practices to simplify processes and remove needless complexity, rewarding both performance and leadership skills,

Pfizer Inc.	2021 Form 10-K	12

fostering career growth and internal mobility and offering competitive compensation and benefits programs that encourage mental and physical well being.
Core Values. To fully realize Pfizer’s purpose we have established a clear set of goals regarding what we need to achieve for patients and how we will go about achieving them. The “how” is represented by four simple, powerful company values – Courage, Excellence, Equity and Joy. Each value defines our company and our culture:
•Courage: Breakthroughs start by challenging convention – especially in the face of uncertainty or adversity. This happens when we think big, speak up and are decisive.
•Excellence: We can only change patients’ lives when we perform at our best together. This happens when we focus on what matters, agree who does what and measure outcomes.
•Equity: Every person deserves to be seen, heard and cared for. This happens when we are inclusive, act with integrity and reduce health care disparities.
•Joy: We give ourselves to our work, and it also gives to us. We find joy when we take pride, recognize one another and have fun.
Diversity, Equity and Inclusion. At Pfizer, every person deserves to be seen, heard and cared for, and we work to further this goal by bringing together people with different backgrounds, perspectives and experiences. Our commitments to equity consist of specific actions to help foster a more inclusive environment within Pfizer, including, among others: (i) building a more inclusive colleague experience through representation and meaningful connections; (ii) advancing equitable health outcomes by evaluating our work through the lens of the communities we serve, (iii) providing resources on allyship and the science behind inclusion to support all colleagues in having courageous conversations about equity, race and the avoidance of bias; (iv) working to help transform society with external diversity, equity and inclusion partnerships, including deploying capital, engaging diverse suppliers and amplifying equity initiatives; and (v) working to help ensure demographics of clinical trials correlate to those of the countries where trials are taking place.
Colleague Engagement. To attract, develop and inspire the brightest talent, we aim to support our colleagues by engaging and partnering with them to help ensure they feel they are part of a community. We understand the importance of continuously listening and responding to colleague feedback and our annual engagement survey, Pfizer Pulse, provides a forum for our colleagues to give structured feedback about their colleague experience. Through this survey, we measure and track key areas of the overall colleague experience and equip leaders with actionable insights for discussion and follow up. Regular topics in the survey include: (i) employee engagement, such as colleagues’ commitment to and advocacy for Pfizer; (ii) purpose, including how colleagues’ work connects with our purpose; (iii) inclusion, such as having a climate in which diverse perspectives are valued; and (iv) growth, including the ability for colleagues to gain new experiences that align with their individual career goals.
In 2021, we continued to maintain low turnover rates relative to the pharmaceutical industry and in our 2021 Pfizer Pulse survey, on average, 90% of colleagues reported feeling engaged, as measured by pride in working at Pfizer, willingness to recommend Pfizer as a great place to work and intent to stay. In addition, 92% of the colleagues agreed that their daily work contributes to our purpose. While we are slightly behind in our Bold Moves goal to create room for meaningful work, we continue to make progress on simplifying processes and removing needless complexity. We have committed to tangible actions and principles that incorporate the similar behaviors and mindset we used to develop a COVID-19 vaccine in an accelerated timeline. These behaviors include working with urgency and overcoming bureaucracy, as well as believing in our purpose, trusting in one another and being transparent.
Performance, Leadership and Growth. We are committed to helping our colleagues reach their full potential by rewarding both their performance and leadership skills and by providing opportunities for growth and development. Our performance management approach—called Performance and Leadership Insights—is based on six-month semesters during which our colleagues and their managers set goals, receive feedback and meet to discuss performance. These conversations are meant to help colleagues grow and develop by evaluating performance (what the colleague achieved, measured by outcomes), leadership (how they achieved it, taking into account Pfizer’s values of courage, excellence, equity and joy), and identifying areas of growth that help move colleagues towards fulfilling their career goals and their potential. Our commitments to colleague development consist of specific actions to encourage non-linear career growth paths for all colleagues, including (i) a common language around growth—along with a guiding framework—to help colleagues identify their next best growth experience, (ii) tools and resources to encourage growth conversations and offer transparency on the sources of growth available, and (iii) a variety of programs including mentoring, job rotations, experiential project roles, skill-based volunteering and learning resources focused on various topics, including leadership and management skills and industry- and job-specific learning, as well as general business, manufacturing, finance and technology skills.
Health, Safety and Well-Being. Protecting the health, safety and well-being of colleagues and contingent workers, all of whom are essential to delivering our business objectives, is an integral part of how we operate. Our Global Environment, Health & Safety (EHS) Policy and supporting standards outline our approach to assessment, evaluation, elimination, and mitigation of EHS risks across our operations. COVID-19 pandemic preparedness and response continues to be a key focus to help ensure on-site workers at our commercial, manufacturing and research sites remain safe and healthy while continuing to support work from home arrangements for colleagues who can work remotely. As part of these efforts, we (i) implemented a vaccination program for colleagues and their families in the U.S. and 23 other countries where employer vaccination programs were possible, (ii) partnered with and launched Thrive Global, a wellness and organizational change initiative with a primary focus on colleague mental health and wellness, and (iii) hosted educational webinars and information sessions on mental health and well-being, nutrition and work life balance through our employee assistance program provider.
Pay Equity. Our commitment to pay equity for all colleagues is based in our value of Equity and our intention to continue to build a diverse and inclusive workforce. We are committed to equitable pay practices at Pfizer for employees based on role, education, experience, performance, and location and we conduct and report publicly on pay equity on an annual basis.
Additional information regarding our human capital programs and initiatives is available in the “About—Careers” section of Pfizer’s website and our ESG Report.

ITEM 1A.	RISK FACTORS
This section describes the material risks to our business, which should be considered carefully in addition to the other information in this report and our other filings with the SEC. Investors should be aware that it is not possible to predict or identify all such factors and that the following is

Pfizer Inc.	2021 Form 10-K	13

not meant to be a complete discussion of all potential risks or uncertainties. Additionally, our business is subject to general risks applicable to any company, such as economic conditions, geopolitical events, extreme weather and natural disasters. If known or unknown risks or uncertainties materialize, our business operations, financial condition, operating results (including components of our financial results), cash flows, prospects, reputation or credit ratings could be adversely affected now and in the future, potentially in a material way. The following discussion of risk factors contains forward-looking statements, as discussed in the Forward-Looking Information and Factors that May Affect Future Results section in this Form 10-K.
RISKS RELATED TO OUR BUSINESS, INDUSTRY AND OPERATIONS:
MANAGED CARE TRENDS
Private payers, such as health plans, and other managed care entities, such as PBMs, continue to take action to manage the utilization and costs of drugs. The negotiating power of MCOs and other private third-party payers has increased due to consolidation, and they, along with governments, increasingly employ formularies to control costs and encourage utilization of certain drugs, including through the use of formulary inclusion or favorable formulary placement. These initiatives have increased consumers’ interest and input in medication choices, as they pay for a larger portion of their prescription costs and may cause them to favor lower-cost generic alternatives. We may fail to obtain or maintain timely or adequate pricing or formulary placement of our products, or fail to obtain such formulary placement at favorable pricing.
The growing availability and use of innovative specialty pharmaceutical medicines that treat rare or life-threatening conditions, which typically have smaller patient populations, combined with their relative higher cost as compared to other types of pharmaceutical products, also has generated increased payer interest in developing cost-containment strategies targeted to this sector.
Third-party payers also use additional measures such as new-to-market blocks, exclusion lists, indication-based pricing and value-based pricing/contracting to improve their cost containment efforts. Such payers are also increasingly imposing utilization management tools, such as clinical protocols, requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. As the U.S. private third-party payer market consolidates further and as more drugs become available in generic form, we may face greater pricing pressure from private third-party payers as they continue to drive more of their patients to use lower cost generic alternatives.
Also, business arrangements in this area are subject to a high degree of government scrutiny, and available safe harbors under applicable federal and state fraud and abuse laws are subject to change through legislative and regulatory action, as well as evolving judicial interpretations. Our approach to these arrangements may also be informed by such government and industry guidance.
COMPETITIVE PRODUCTS
Competitive product launches may erode future sales of our products, including our existing products and those currently under development, or result in unanticipated product obsolescence. Such launches continue to occur, and potentially competitive products are in various stages of development. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat diseases and conditions like those treated by our in-line products and product candidates.
In addition, competition from manufacturers of generic drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, is a major challenge for our branded products. Certain of our products have experienced significant generic competition over the last few years. For additional information, see the Item 1. Business—Patents and Other Intellectual Property Rights section in this Form 10-K. In China, we expect to continue to face intense competition by certain generic manufacturers, which may result in price cuts and volume loss of some of our products.
In addition, our patented products may face generic competition before patent exclusivity expires, including upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of one of our patented products. Generic manufacturers have filed applications with the FDA seeking approval of product candidates that they claim do not infringe our patents or claim that our patents are not valid; these include candidates that would compete with, among other products, Ibrance and Xeljanz. Our licensing and collaboration partners also face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights.
We may become subject to competition from biosimilars referencing our biologic products if competitors are able to obtain marketing approval for such biosimilars.
We also commercialize biosimilar products that compete with products of others, including other biosimilar products. The entry to the market of competing biosimilars is expected to increase pricing pressures on our biosimilar products. Uptake of our biosimilars may be lower due to various factors, such as anti-competitive practices, access challenges where our product may not receive appropriate coverage/reimbursement access or remains in a disadvantaged position relative to an innovator product, physician reluctance to prescribe biosimilars for existing patients taking the innovative product, or misaligned financial incentives.
For additional information on competition our products face, see the Item 1. Business—Competition section in this Form 10-K.
CONCENTRATION
We recorded direct product and/or Alliance revenues of more than $1 billion for each of nine products that collectively accounted for 75% of our total revenues in 2021. In particular, Comirnaty/BNT162b2 accounted for 45% of our total revenues in 2021. For additional information, see Notes 1 and 17. If these products or any of our other major products were to experience loss of patent protection (if applicable), changes in prescription or vaccination growth rates, material product liability litigation, unexpected side effects or safety concerns, regulatory proceedings, negative publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, pricing and access pressures or supply shortages or if a new, more effective product should be introduced, the adverse impact on our revenues could be significant. In particular, certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and patents covering a number of our best-selling products are, or have been, the subject of pending legal challenges. For additional information on our patents, see the Item 1. Business—Patents and Other Intellectual Property Rights section in this Form 10-K. For Comirnaty/BNT162b2 and

Pfizer Inc.	2021 Form 10-K	14

Paxlovid, while we believe that these products have the potential to provide ongoing revenue streams for Pfizer for the foreseeable future, revenues of these products following the COVID-19 pandemic may not be at the similar levels as those being generated during the pandemic. For information on additional risks associated with Comirnaty/BNT162b2 and Paxlovid, see the COVID-19 Pandemic section below.
In addition, we sell our prescription pharmaceutical products principally through wholesalers in the U.S. For additional information, see Note 17C. If one of our significant biopharmaceutical wholesalers should encounter financial or other difficulties, it might decrease the amount of business the wholesaler does with us and/or we might be unable to timely collect all the amounts that the wholesaler owes us or at all, which could negatively impact our results of operations. In addition, we expect that consolidation and integration of pharmacy chains and wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us.
RESEARCH AND DEVELOPMENT
The discovery and development of new products, as well as the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share, as well as to provide for earnings growth, primarily through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements. Growth depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high, as are regulatory requirements in many therapeutic areas, which may affect the number of candidates we are able to fund as well as the sustainability of the R&D portfolio. Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved.
Additionally, our product candidates can fail at any stage of the R&D process, and may not receive regulatory approval even after many years of R&D. We may fail to correctly identify indications for which our science is promising or allocate R&D investment resources efficiently, and failure to invest in the right technology platforms, therapeutic areas, product classes, geographic markets and/or licensing opportunities could adversely impact the productivity of our pipeline. Further, even if we identify areas with the greatest commercial potential, the scientific approach may not succeed despite the significant investment required for R&D, and the product may not be as competitive as expected because of the highly dynamic market environment and the hurdles in terms of access and reimbursement. For example, our gene therapy product candidates are based on a novel technology with only a few gene therapies approved to date, which makes it difficult to predict the time and cost of development and the ability to obtain regulatory approval. Further, gene therapy may face difficulties in gaining the acceptance of patients or the medical community.
GLOBAL OPERATIONS
We operate on a global scale and could be affected by currency fluctuations, capital and exchange controls, global economic conditions including inflation, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the current conflict between Russia and Ukraine, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.
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
We operate in many countries and transact in over 100 different currencies. Changes in the value of those currencies relative to the U.S. dollar, or high inflation in these countries, can impact our revenues, costs and expenses and our financial guidance. Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to exchange rate changes. 63% of our total 2021 revenues were derived from international operations, including 29% from Europe and 19% from China, Japan and the rest of Asia. Future changes in exchange rates or economic conditions and the impact they may have on our results of operations, financial condition or business are difficult to predict. For additional information about our exposure to foreign currency risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
In addition, our borrowing, pension benefit and postretirement benefit obligations and interest-bearing investments, are subject to risk from changes in interest and exchange rates. The risks related to interest-bearing investments and borrowings and the measures we have taken to help contain them are discussed in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A and Note 7E. For additional details on critical accounting estimates and assumptions for our benefit plans, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Note 11.
From time to time, we issued variable rate debt based on LIBOR, or undertook interest rate swaps that contain a variable element based on LIBOR. The U.K. Financial Conduct Authority announced in 2017 that it will no longer compel banks to submit rates used to calculate LIBOR after 2021. This deadline was extended until June 2023 for a number of key U.S. dollar benchmark maturities (including the 1-month and 3-month

Pfizer Inc.	2021 Form 10-K	15

LIBOR rates). The U.S. Federal Reserve has selected the Secured Overnight Funding Rate (SOFR) as the preferred alternate rate and the transition away from LIBOR will continue despite the extended timeline. We are planning for this transition and will amend any contracts to accommodate the SOFR rate where required. We do not expect the transition to have significant impact on our business or financial condition.
PRODUCT MANUFACTURING, SALES AND MARKETING RISKS
We could encounter difficulties or delays in our supply chain, product manufacturing and distribution networks, as well as sales or marketing, due to regulatory actions, shut-downs, work stoppages or strikes, approval delays, withdrawals, recalls, penalties, supply disruptions, shortages or stock-outs at our facilities or third-party facilities that we rely on, reputational harm, the impact to our facilities due to health pandemics or natural or man-made disasters, including as a result of climate change, product liability or unanticipated costs. Examples of such difficulties or delays include the inability to increase production capacity commensurate with demand; challenges related to component materials to maintain supply and/or appropriate quality standards throughout our supply network and/or comply with applicable regulations; inability to supply certain products due to voluntary product recalls (as is the case with Chantix); and supply chain disruptions at our facilities or at a supplier or vendor. In addition, we engage contract manufacturers, and, from time to time, our contract manufacturers may face difficulties or are unable to manufacture our products at the necessary quantity or quality levels.
Regulatory agencies periodically inspect our manufacturing facilities, as well as third-party facilities that we rely on, to evaluate compliance with cGMP or other applicable requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, product recalls, delays or denials of product approvals, import bans or denials of import certifications.
In July and August 2021, Pfizer recalled 16 lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. In September 2021, Pfizer expanded its voluntary recall in the U.S. to include all lots of Chantix. We currently also have a voluntary recall across multiple markets and a global pause in shipments of Chantix. Technical solutions are being pursued to reduce nitrosamine levels in Chantix to enable return to market. Nitrosamines are impurities common in water and foods and everyone is exposed to some level of nitrosamines. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential for the presence or formation of nitrosamines. This may lead to additional recalls or other market actions for Pfizer products.
COLLABORATIONS AND OTHER RELATIONSHIPS WITH THIRD PARTIES
We depend on third-party collaborators, service providers, and others in the research, development, manufacturing and commercialization of our products and product candidates and also enter into JVs and other business development transactions. To achieve expected longer-term benefits, we may make substantial upfront payments as part of these transactions, which may negatively impact our reported earnings or cash flows. We rely heavily on these parties for multiple aspects of our drug development, manufacturing and commercialization activities, but we do not control many aspects of those activities. We also outsource certain services, including activities related to transaction processing, accounting, information technology, manufacturing, clinical trial recruitment and execution, clinical lab services, non-clinical research, safety services, integrated facilities management and other areas. Failure by one or more of the third-party collaborators, service providers and others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; or any disruption in the relationships between us and these parties, could delay or prevent the development, approval, manufacturing or commercialization of our products and product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm, all with potential negative implications for our product pipeline and business. Further, our Alliance revenues will be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time. For information on additional risks specific to our Consumer Healthcare JV, see the Consumer Healthcare JV with GSK section below.
COUNTERFEIT PRODUCTS
Our reputation and promising pipeline render our medicines and vaccines prime targets for counterfeiters. Counterfeit medicines and vaccines pose a significant risk to patient health and safety because of the conditions under which they are manufactured—often in unregulated, unlicensed, uninspected and unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate this threat could adversely impact Pfizer’s patients, potentially causing them harm. This, in turn, may result in the loss of patient confidence in the Pfizer name and in the integrity of our medicines and vaccines, and potentially impact our business through lost sales, product recalls, and possible litigation.
The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, which increased during the COVID-19 pandemic, greatly enhancing consumers’ ability to obtain prescriptions and other medical treatments via the internet in lieu of traditional brick and mortar pharmacies or authorized full-service internet pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams because of consumers’ misplaced trust with certain e-commerce retailers coupled with the anonymity the internet affords counterfeiters. While counterfeiters generally target any medicine or vaccine boasting strong demand, we have observed heightened counterfeit and fraud attempts to our COVID-19 vaccine, as well as other products potentially utilized in the treatment of COVID-19.
We consistently invest in an enterprise-wide strategy to aggressively combat counterfeit threats by educating patients and health care providers about the risks, investing in innovative technologies to detect and disrupt sophisticated internet offers and scams, proactively monitoring and interdicting supply with the help of law enforcement; and advising legislators and regulators. However, our efforts and those of others may not be entirely successful, and the presence of counterfeit medicines may continue to increase.

Pfizer Inc.	2021 Form 10-K	16

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
In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. We expect to see continued focus by the Federal government on regulating pricing which could result in legislative and regulatory changes designed to control costs. Some states have implemented, and others are considering, patient access constraints or cost cutting under the Medicaid program, and some are considering measures that would apply to broader segments of their populations that are not Medicaid-eligible. State legislatures also have continued to focus on addressing drug costs, generally by increasing price transparency or limiting drug price increases. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business. For additional information on U.S. pricing and reimbursement, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K.
We encounter similar regulatory and legislative issues in most other countries in which we operate. In certain markets, such as in EU member states, the U.K., Japan, China, Canada and South Korea, governments have significant power as large single payers to regulate prices, access criteria, or impose other means of cost control, particularly as a result of recent global financing pressures. For example, the QCE and VBP tender process in China has resulted in dramatic price cuts for off-patent medicines. For additional information regarding these government initiatives, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K. We anticipate that these and similar initiatives will continue to increase pricing pressures in China and elsewhere in the future. In addition, in many countries, with respect to our vaccines, we participate in a tender process for selection in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business. We also anticipate pricing pressures will be amplified by COVID-19 induced budget deficits and focus on pricing for COVID-19 treatments and vaccines.
U.S. HEALTHCARE REGULATION
The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. Any significant efforts at the U.S. federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded could have a material impact on us. For additional information on U.S. healthcare regulation, see the Item 1. Business––Government Regulation and Price Constraints section in this Form 10-K.
Other U.S. federal or state legislative or regulatory action and/or policy efforts could adversely affect our business, including, among others, general budget control actions, changes in patent laws, the importation of prescription drugs to the U.S. at prices that are regulated by foreign governments, revisions to reimbursement of biopharmaceuticals under government programs that could reference international prices or require new discounts, limitations on interactions with healthcare professionals and other industry stakeholders, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines.
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
DEVELOPMENT, REGULATORY APPROVAL AND MARKETING OF PRODUCTS
The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. The outcome is inherently uncertain and involves a high degree of risk due to the following factors, among others:
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
•We may need to amend our clinical trial protocols or conduct additional clinical trials under certain circumstances, for example, to further assess appropriate dosage or collect additional safety data.
•We may not be able to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates.
•We may not be able to successfully address all the comments received from regulatory authorities such as the FDA and the EMA, or be able to obtain approval for new products and indications from regulators.
Regulatory approvals of our products depend on myriad factors, including regulatory determinations as to the product’s safety and efficacy. In the context of public health emergencies like the COVID-19 pandemic, regulators evaluate various factors and criteria to potentially allow for marketing authorization on an emergency or conditional basis. Additionally, clinical trial and other product data are subject to differing interpretations and assessments by regulatory authorities. As a result of regulatory interpretations and assessments or other developments that occur during the review process, and even after a product is authorized or approved for marketing, a product’s commercial potential could be adversely affected by potential emerging concerns or regulatory decisions regarding or impacting labeling or marketing, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities.
We may not be able to receive or maintain favorable recommendations by technical or advisory committees, such as the ACIP or any FDA Advisory Committee that may be convened to review our applications such as EUAs, NDAs or BLAs, which may impact the potential marketing and use of our products. Further, claims and concerns that may arise regarding the safety and efficacy of in-line products and product candidates can negatively impact product sales, and potentially lead to product recalls or withdrawals, including regulator-directed risk evaluations and

Pfizer Inc.	2021 Form 10-K	17

assessments, and/or consumer fraud, product liability and other litigation and claims. Further regulatory agency requirements may result in a more challenging, expensive and lengthy regulatory approval process than anticipated due to requests for, among other things, additional or more extensive clinical trials prior to granting approval, or increased post-approval requirements. For these and other reasons discussed in this Risk Factors section, we may not obtain the approvals we expect within the timeframe we anticipate, or at all.
POST-AUTHORIZATION/APPROVAL DATA
As a condition to granting marketing authorization or approval of a product, the FDA may require additional clinical trials or other studies. The results generated in these trials could result in the loss of marketing approval, changes in labeling, and/or new or increased concerns about the side effects, efficacy or safety. Regulatory agencies in countries outside the U.S. often have similar regulations and may impose comparable requirements. Post-marketing studies and clinical trials, whether conducted by us or by others, whether mandated by regulatory agencies or conducted voluntarily, and other emerging data about products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, if safety or efficacy concerns are raised about a product in the same class as one of our products, those concerns could implicate the entire class; and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) as well as other products in the class. The potential regulatory and commercial implications of post-marketing study results typically cannot immediately be determined. For example, in December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. Updates include a new boxed warning for major adverse cardiovascular events (MACE) and updated boxed warnings regarding mortality, malignancies and thrombosis (with corresponding updates to applicable warnings and precautions). In addition, indications for the treatment of adults with moderately to severely active RA or active PsA, and patients who are two years of age and older with active polyarticular course juvenile idiopathic arthritis have been revised; Xeljanz is now indicated in patients who have had inadequate response or intolerance to one or more tumor necrosis factor blockers. In addition, at the request of the EC, the PRAC of the EMA has adopted a referral procedure under Article 20 of Regulation (EC) No 726/2004 to assess safety information relating to oral JAK inhibitors authorized for inflammatory diseases, including Xeljanz and Cibinqo, which is ongoing. We continue to work with regulatory agencies to review the full results and analyses of ORAL Surveillance and their impact on product labeling.
The terms of our EUA for Comirnaty require that we conduct post-authorization observational studies in patients at least 5 years of age or older who received a booster dose, or other populations of interest including healthcare workers, pregnant women, immunocompromised individuals, and subpopulations with specific comorbidities. Additionally, in relation to the FDA approval for Comirnaty, we are required to complete certain postmarketing study requirements and commitments by 2024 as identified in the August 2021 approval letter. The terms of our EUA for Paxlovid require monitoring for convergence of global viral variants of SARS-CoV-2 and potential assessment of Paxlovid activity against identified global variants of interest. Additionally, in relation to the potential FDA approval for Paxlovid, we are required to complete certain other analyses and studies as identified in the December 2021 authorization letter.
LEGAL MATTERS
We are and may be involved in various legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial and other asserted and unasserted matters, environmental, government investigations, employment, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe that our claims and defenses in matters in which we are a defendant are substantial, we could in the future incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations.
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

Pfizer Inc.	2021 Form 10-K	18

We and certain of our subsidiaries are also subject to numerous contingencies arising in the ordinary course of business relating to legal claims and proceedings, including environmental contingencies. Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for worldwide legal liabilities, no guarantee exists that additional costs will not be incurred beyond the amounts accrued.
For additional information, including information regarding certain legal proceedings in which we are involved in, see Note 16A.
RISKS RELATED TO INTELLECTUAL PROPERTY, TECHNOLOGY AND SECURITY:
INTELLECTUAL PROPERTY PROTECTION
Our success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic or biosimilar versions of our branded products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents or be granted on a timely basis. Similarly, any term extensions that we seek may not be granted on a timely basis, if at all. For example, in May 2021, the Brazilian Supreme Court voted to invalidate Article 40 of Brazil’s Patent Law, which guaranteed a minimum 10-year patent term from patent grant, and to give retroactive effect to such decision. In addition, our issued patents may not contain claims sufficiently broad to protect us against claims regarding validity, enforceability, scope and effective term made by parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area.
Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. Discussions are ongoing at the WTO regarding the role of intellectual property in the context of the COVID-19 pandemic response. This includes a proposal that would release WTO members from their obligation under WTO-TRIPS to grant and enforce various types of intellectual property protection on health products and technology in relation to the prevention, containment or treatment of COVID-19. In May 2021 and again in November 2021, the Biden Administration called on countries to waive intellectual property protections on COVID-19 vaccines.
The scope of our patent claims also may vary between countries, as individual countries have distinct patent laws, and our ability to enforce our patents depends on the laws of each country, its enforcement practices, and the extent to which certain countries engage in policies or practices that weaken a country’s intellectual property framework (e.g., laws or regulations that promote or provide broad discretion to issue a compulsory license). In countries that provide some form of regulatory exclusivity, mechanisms exist permitting some form of challenge to our patents by competitors or generic drug marketers prior to or immediately following the expiration of such regulatory exclusivity, and generic companies are employing aggressive strategies, such as “at risk” launches that challenge our patent rights. Most of the suits involve claims by generic drug manufacturers that patents covering our products, uses, processes or dosage forms are invalid and/or do not cover the product of the generic or biosimilar drug manufacturer. Independent actions have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. Such claims may also be brought as counterclaims to actions we bring to enforce our patents. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for alleged delay of generic entry. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents or a competitors’ patents is found to be invalid in such proceedings, generic or biosimilar products could be introduced into the market resulting in the erosion of sales of our existing products. For additional information, including information regarding certain legal proceedings in which we are involved, see Note 16A1. Further, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, our operating results and financial condition could be adversely affected.
We currently hold trademark registrations and have trademark applications pending in many jurisdictions, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the trademark. As our products mature, our reliance on our trademarks and trade dress to differentiate us from our competitors increases and, as a result, our business could be adversely affected if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our rights. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, other advisors and other third parties to execute proprietary information and confidentiality agreements upon the commencement of their relationship with us. Despite these efforts and precautions, we may be unable to prevent a third-party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization, and legal remedies may not adequately compensate us for the damages caused by such unauthorized use. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.
THIRD-PARTY INTELLECTUAL PROPERTY CLAIMS
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
Third parties may claim that our products infringe one or more patents owned or controlled by them. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant royalty payments or damages.

Pfizer Inc.	2021 Form 10-K	19

For example, our R&D in a therapeutic area may not be first and another company or entity may have obtained relevant patents before us. We are involved in patent-related disputes with third parties over our attempts to market pharmaceutical products. Once we have final regulatory approval of the related products, we may decide to commercially market these products even though associated legal proceedings (including any appeals) have not been resolved (i.e., “at-risk” launch). If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
INFORMATION TECHNOLOGY AND SECURITY
Significant disruptions of information technology systems or breaches of information security could adversely affect our business. We extensively rely upon sophisticated information technology systems (including cloud services) to operate our business. We produce, collect, process, store and transmit large amounts of confidential information (including personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality, integrity and availability of such confidential information. We have outsourced significant elements of our operations, including significant elements of our information technology infrastructure and, as a result, we manage relationships with many third-party providers who may or could have access to our confidential information. We rely on technology developed, supplied and/or maintained by third-parties that may make us vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate exploitation. The size and complexity of our information technology and information security systems, and those of our third-party providers (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or contingent workers, providers, or malicious attackers. As a global pharmaceutical company, our systems and assets are the target of frequent cyber-attacks. Such cyber-attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions, extortion, theft of confidential or proprietary information, compromise of data integrity or unauthorized information disclosure. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
SPIN-OFF AND COMBINATION OF UPJOHN WITH MYLAN
We may not realize some or all of the expected benefits of the spin-off and combination (the Transactions) of the Upjohn Business with Mylan, which resulted in the creation of Viatris in November 2020, due to many factors, including, among others, strategic adjustments required to reflect the nature of our business following the Transactions, increased risks resulting from us becoming a company that is a more focused, innovative science-based biopharmaceutical products business and the possibility that we may not achieve our strategic objectives. In addition, we have agreed to provide certain transition services to Viatris, generally for an initial period of 24 months following the completion of the Transactions (with certain possibilities for extension). These obligations under the transition services agreements may divert our focus and resources that would otherwise be invested into maintaining or growing our business.
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

Pfizer Inc.	2021 Form 10-K	20

In June 2021, GSK announced that it intends to demerge at least 80% of its 68% ownership interest in the JV in mid-2022, subject to GSK shareholder approval. Following the demerger, the JV is expected to be an independent, listed company on the London Stock Exchange with American Depositary Receipts to be listed in the U.S., in which Pfizer would initially hold a 32% ownership interest and GSK may hold up to a 13.6% ownership interest. Notwithstanding GSK’s announcement, the demerger may not be completed within expected time periods or at all, and both the timing and success of the demerger (or any other separation and public listing transaction), will be subject to prevailing market conditions and other factors at the time of such transaction. Any future distribution or sale of our stake in the JV will similarly be subject to prevailing market conditions and other factors at the time of such transaction. Our ability to complete any such future distribution or sale may also be impacted by the size of our retained stake at the time. The uncertainty relating to any separation and public listing transactions (including the announced demerger), their implementation, their timing and their yet to be determined effects on the JV’s business may subject us and the JV to risks and uncertainties that may adversely affect our business and financial results.
GENERAL RISKS:
COVID-19 PANDEMIC
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others: impacts due to travel limitations and mobility restrictions; manufacturing disruptions and delays; supply chain disruptions and shortages, including challenges related to reliance on third-party suppliers resulting in reduced availability of materials or components used in the development, manufacturing, distribution or administration of our products; disruptions to pipeline development and clinical trials, including difficulties or delays in enrolling certain clinical trials, retaining clinical trial participants, accessing needed supplies, and accruing a sufficient number of cases in certain clinical trials; decreased product demand, due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, vaccinations and elective surgeries, resulting in fewer new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures; reduced product demand as a result of unemployment or increased focus on COVID-19 vaccination; challenges presented by reallocating personnel and R&D, manufacturing and other resources to assist in responding to the pandemic; costs associated with the COVID-19 pandemic, including practices intended to reduce the risk of transmission, increased supply chain costs and additional R&D costs incurred in our efforts to develop a vaccine to help prevent COVID-19 and an oral COVID-19 treatment; challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals; interruptions or delays in the operations of regulatory authorities, which may delay potential approval of new products we are developing, potential label expansions for existing products and the launch of newly-approved products; challenges operating in a virtual work environment; increased cyber incidents such as phishing, social engineering and malware attacks; challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action that could potentially result in us not seeking intellectual property protection for, licensing, or agreeing not to enforce or being restricted from enforcing, intellectual property rights related to our products, including our vaccine to help prevent COVID-19 and an oral COVID-19 treatment; challenges related to conducting oversight and monitoring of regulated activities in a remote or virtual environment; challenges related to our human capital and talent development, including challenges in attracting, hiring and retaining highly skilled and diverse workforce; challenges related to vaccine mandates; and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts, and government or regulatory actions to contain the virus or control the supply of medicines and vaccines.
We also face risks and uncertainties related to our efforts to develop and commercialize a vaccine to help prevent COVID-19 and an oral COVID-19 treatment, as well as challenges related to their manufacturing, supply and distribution, including, among others:
•uncertainties inherent in R&D, including the ability to meet anticipated clinical endpoints, commencement and/or completion dates for clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates, as well as risks associated with pre-clinical and clinical data (including the Phase 1/2/3 or Phase 4 data for BNT162b2 or any other vaccine candidate in the BNT162 program or Paxlovid or any other future COVID-19 treatment) in any of our studies in pediatrics, adolescents or adults or real world evidence, including the possibility of unfavorable new pre-clinical, clinical or safety data and further analyses of existing pre-clinical, clinical or safety data or further information regarding the quality of pre-clinical, clinical or safety data, including by audit or inspection;
•the ability to produce comparable clinical or other results for BNT162b2 or Paxlovid, including the rate of effectiveness and/or efficacy, safety and tolerability profile observed to date, in additional analyses of the Phase 3 trial for BNT162b2 or Paxlovid and additional studies, in real-world data studies or in larger, more diverse populations following commercialization;
•the ability of BNT162b2 or any future vaccine to prevent, or Paxlovid or any other future COVID-19 treatment to be effective against, COVID-19 caused by emerging virus variants;
•the risk that more widespread use of the vaccine or Paxlovid will lead to new information about efficacy, safety or other developments, including the risk of additional adverse reactions, some of which may be serious;
•the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities;
•whether and when additional data from the BNT162 mRNA vaccine program, Paxlovid or other programs will be published in scientific journal publications and, if so, when and with what modifications and interpretations;
•whether regulatory authorities will be satisfied with the design of and results from these and any future pre-clinical and clinical studies;
•whether and when submissions to request emergency use or conditional marketing authorizations for BNT162b2 or any potential future vaccines in additional populations, for a booster dose for BNT162b2 or any potential future vaccines (including potential future annual boosters or re-vaccinations), and/or biologics license and/or EUA applications or amendments to any such applications may be filed in particular jurisdictions for BNT162b2 or any other potential vaccines, and if obtained, whether or when such EUA or licenses will expire or terminate;
•whether and when submissions to request emergency use or conditional marketing authorizations for Paxlovid or any other future COVID-19 treatment and/or any drug applications for any indication for Paxlovid or any other future COVID-19 treatment may be filed in any jurisdiction, and if obtained, whether or when such EUA or licenses will expire or terminate;
•whether and when any application that may be pending or filed for BNT162b2 or other vaccines that may result from the BNT162 program, Paxlovid or any other future COVID-19 treatment or any other COVID-19 program may be approved by particular regulatory authorities, which will depend on myriad factors, including making a determination as to whether the vaccine’s or drug’s benefits outweigh its known risks and determination of the vaccine’s or drug’s efficacy and, if approved, whether it will be commercially successful;

Pfizer Inc.	2021 Form 10-K	21

•decisions by regulatory authorities impacting labeling or marketing, manufacturing processes, safety and/or other matters that could affect the availability or commercial potential of a vaccine or drug, including development of products or therapies by other companies;
•disruptions in the relationships between us and our collaboration partners, clinical trial sites or third-party suppliers, including our relationship with BioNTech;
•the risk that other companies may produce superior or competitive products;
•the risk that demand for any products may be reduced or no longer exist;
•the possibility that COVID-19 will diminish in severity or prevalence, or disappear entirely;
•risks related to the availability of raw materials to manufacture or test any such products;
•challenges related to our vaccine’s formulation, dosing schedule and attendant storage, distribution and administration requirements, including risks related to storage and handling after delivery by us;
•the risk that we may not be able to successfully develop other vaccine formulations, booster doses or potential future annual boosters or re-vaccinations or new variant-specific vaccines;
•the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts;
•risks associated with any changes in the way we approach or provide research funding for the BNT162 program, Paxlovid or any other COVID-19 program;
•challenges and risks associated with the pace of our development programs;
•the risk that we may not be able to maintain or scale up manufacturing capacity on a timely basis or maintain access to logistics or supply channels commensurate with global demand for our vaccine or any treatment for COVID-19, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine or treatment courses of Paxlovid within the projected time periods;
•whether and when additional supply or purchase agreements will be reached;
•uncertainties regarding the ability to obtain recommendations from vaccine or treatment advisory or technical committees and other public health authorities and uncertainties regarding the commercial impact of any such recommendations;
•pricing and access challenges for such products;
•challenges related to public confidence or awareness of our COVID-19 vaccine or Paxlovid, including challenges driven by misinformation, access, concerns about clinical data integrity and prescriber and pharmacy education;
•trade restrictions;
•potential third-party royalties or other claims related to our COVID-19 vaccine or Paxlovid; and
•competitive developments.
Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risks that we identify in this Risk Factors section, which could adversely affect our business, operations and financial condition and results.
We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its effects on our business, operations and financial condition and results, and have made certain assumptions regarding the COVID-19 pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic, as well as COVID-19 vaccine and oral COVID-19 treatment supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally, the emergence of additional virus variants, the duration of the pandemic, new information regarding the severity and incidence of COVID-19, the safety, efficacy and availability of vaccines and treatments for COVID-19, the rate at which the population becomes vaccinated against COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines and vaccines. The pandemic may also affect our business, operations or financial condition and results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks.
MARKET FLUCTUATIONS IN OUR EQUITY AND OTHER INVESTMENTS
Changes in fair value of certain equity investments need to be recognized in net income that may result in increased volatility of our income. For additional information, see Note 4 and the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
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

Pfizer Inc.	2021 Form 10-K	22

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
CHANGES IN LAWS AND ACCOUNTING STANDARDS
Our future results could be adversely affected by changes in laws and regulations or their interpretation, including, among others, changes in accounting standards, tax laws and regulations internationally and in the U.S. (including, among other things, any potential adoption of global minimum taxation requirements and any potential changes to existing tax law and regulations by the Biden Administration and Congress), competition laws, privacy laws and environmental laws in the U.S. and other countries. For additional information on changes in tax laws or rates or accounting standards, see the Provision/(Benefit) for Taxes on Income and New Accounting Standards sections within MD&A and Note 1B.

ITEM 2.	PROPERTIES
We own and lease space globally for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution and corporate enabling functions. In many locations, our business and operations are co-located to achieve synergy and operational efficiencies. Our global headquarters are located in New York City. We continue to advance our global workplace strategy to provide workplaces that enable collaboration and foster innovation. As of December 31, 2021, we had 327 owned and leased properties, amounting to approximately 41 million square feet.
We expect to relocate our global headquarters to the Spiral, an office building in the Hudson Yards neighborhood of New York City, with occupancy expected beginning in the second half of 2022. In April 2018, we entered into an agreement to lease space at this property. In July 2018, we completed the sale of our current headquarters in New York City. We remain in a lease-back arrangement with the buyer while we complete our relocation.
Our PGS platform function is headquartered in various locations, with leadership teams primarily in New York City and in Peapack, New Jersey. As of December 31, 2021, PGS had responsibility for 39 plants around the world, including in Belgium, Germany, India, Ireland, Italy, Japan, Singapore and the U.S., which manufacture products for our business. PGS expects to exit three of these sites over the next several years. PGS also operates multiple distribution facilities around the world.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the BOD to be held on the date of the 2022 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Albert Bourla	60	Chairman of the Board since January 2020 and Chief Executive Officer since January 2019. Chief Operating Officer from January 2018 until December 2018. Group President, Pfizer Innovative Health from June 2016 until December 2017. Group President, Global Innovative Pharma Business (responsible for Vaccines, Oncology and Consumer Healthcare since 2014) from February 2016 until June 2016. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Our Director since February 2018.

William Carapezzi	64
Executive Vice President, Global Business Services and Transformation since June 2020. Senior Vice President of Global Business Operations from June 2013 until June 2020. Senior Vice President of Global Tax from 2008 until June 2013.

Frank A. D’Amelio	64	Chief Financial Officer, Executive Vice President since January 2022. Chief Financial Officer and Executive Vice President, Global Supply from June 2020 until December 2021. Chief Financial Officer, Executive Vice President, Business Operations and Global Supply from November 2018 until June 2020. Executive Vice President, Business Operations and Chief Financial Officer from December 2010 until October 2018. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Director of Zoetis Inc. and Humana Inc. and Chair of the Humana Inc. Board of Directors’ Audit Committee.

Mikael Dolsten	63
Chief Scientific Officer, President, Worldwide Research, Development and Medical since January 2019. President of Worldwide Research and Development from December 2010 until December 2018. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. Director of Agilent Technologies, Inc, and Vimian Group AB.

Pfizer Inc.	2021 Form 10-K	23

Name	Age	Position

Lidia Fonseca	53	Chief Digital and Technology Officer, Executive Vice President since January 2019. Chief Information Officer and Senior Vice President of Quest Diagnostics Incorporated from 2014 to 2018. Senior Vice President of Laboratory Corporation of America Holdings from 2008 until March 2013. Director of Tegna, Inc.

Angela Hwang	56	Group President, Pfizer Biopharmaceuticals Group since January 2019. Group President, Pfizer Essential Health from January 2018 until December 2018. Global President, Pfizer Inflammation and Immunology from January 2016 until December 2017. Regional Head, U.S. Vaccines from January 2014 until December 2015. Vice President, Emerging Markets for the Primary Care therapeutic area from September 2011 until December 2013. Director of United Parcel Service, Inc.

Rady A. Johnson	60	Chief Compliance, Quality and Risk Officer, Executive Vice President since January 2019. Executive Vice President, Chief Compliance and Risk Officer from December 2013 until December 2018. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Douglas M. Lankler	56	General Counsel, Executive Vice President since December 2013. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013. Executive Vice President, Chief Compliance Officer from December 2010 until February 2011.

Aamir Malik	46
Chief Business Innovation Officer, Executive Vice President since August 2021. Various U.S. geographic leadership roles with McKinsey & Company from 2019 to 2021; previously co-led McKinsey & Company’s Global Pharmaceuticals & Medical Products practice from 2015 to 2018.

Michael McDermott	56
Chief Global Supply Officer, Executive Vice President since January 2022. President of Pfizer Global Supply from 2018 until 2021. Vice President of Pfizer Global Supply from 2014 until 2018. Vice President of the Biotechnology Unit from 2012 until 2014.

Payal Sahni	47
Chief People Experience Officer, Executive Vice President since January 2022. Chief Human Resources Officer, Executive Vice President from June 2020 to December 2021. From May 2016 until June 2020 served as Senior Vice President of Human Resources for multiple operating units. Vice President of Human Resources, Vaccines, Oncology & Consumer from 2015 until 2016. Ms. Sahni has served in a number of positions in the Human Resources organization with increasing responsibility since joining Pfizer in 1997.

Sally Susman	60	Chief Corporate Affairs Officer, Executive Vice President since January 2019. Executive Vice President, Corporate Affairs (formerly Policy, External Affairs and Communications) from December 2010 until December 2018. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Director of WPP plc.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 22, 2022, there were 133,758 holders of record of our common stock.

The following summarizes purchases of our common stock during the fourth quarter of 2021(a):

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares that May Yet Be Purchased Under the Plan(a)
October 4 through October 31, 2021	8,817	$44.74	—	$5,292,881,709
November 1 through November 30, 2021	4,687	$44.71	—	$5,292,881,709
December 1 through December 31, 2021	33,186	$55.35	—	$5,292,881,709
Total	46,690	$52.27	—
(a)See Note 12.
(b)Represents (i) 44,604 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,086 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.

Pfizer Inc.	2021 Form 10-K	24

PEER GROUP PERFORMANCE GRAPH
The following graph assumes a $100 investment on December 31, 2016, and reinvestment of all dividends, in each of the Company’s Common Stock, the S&P 500 Index, and a composite peer group of the major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Roche Holding AG and Sanofi SA.

$250
$225
$200
$175
$150
$125
$100
$75
$50
2016
2017
2018
2019
2020
2021
PFIZER
PEER GROUP
S&P 500

Five Year Performance

	2016	2017	2018	2019	2020	2021
PFIZER	$100.0	$115.8	$144.5	$134.5	$139.1	$232.0
PEER GROUP	$100.0	$117.3	$126.7	$154.0	$160.4	$186.9
S&P 500	$100.0	$121.8	$116.5	$153.1	$181.3	$233.3

ITEM 6.	[RESERVED]

Pfizer Inc.	2021 Form 10-K	25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Financial Highlights

The following is a summary of certain financial performance metrics (in billions, except per share data):

2021 Total Revenues––$81.3 billion	2021 Net Cash Flow from Operations––$32.6 billion
An increase of 95% compared to 2020	An increase of 126% compared to 2020

2021 Reported Diluted EPS––$3.85	2021 Adjusted Diluted EPS (Non-GAAP)––$4.42*
An increase of 137% compared to 2020	An increase of 96% compared to 2020
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
Our Business and Strategy
Most of our revenues come from the manufacture and sale of biopharmaceutical products. With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our former Upjohn Business in the fourth quarter of 2020, Pfizer transformed into a more focused, global leader in science-based innovative medicines and vaccines and beginning in the fourth quarter of 2020 operated as a single operating segment engaged in the discovery, development, manufacturing, marketing, sale and distribution of biopharmaceutical products worldwide. At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments: Biopharma and PC1. Biopharma is the only reportable segment. On December 31, 2021, we completed the sale of our Meridian subsidiary, and beginning in the fourth quarter of 2021, the financial results of Meridian are reflected as discontinued operations for all periods presented. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and the Mylan-Japan collaboration were reflected as discontinued operations for all periods presented. Prior-period information has been restated to reflect our current organizational structure. See Note 1A and Item 1. Business––Commercial Operations of this Form 10-K for additional information. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which, approximately 75% has been incurred since inception and through December 31, 2021. These charges include costs and expenses related to separation of legal entities and transaction costs.
Transforming to a More Focused Company: We have undertaken efforts to ensure our cost base and support model align appropriately with our new operating structure. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. We are taking steps to restructure our corporate enabling functions to appropriately support our business, R&D and PGS platform functions. In addition, we are transforming our commercial go-to market model in the way we engage patients and physicians. See the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section of this MD&A.
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

Pfizer Inc.	2021 Form 10-K	26

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

Our Business Development Initiatives
We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy.
Our significant recent business development activities that closed or are targeted to close in 2022 include:
Acquisition of Arena
In December 2021, we and Arena announced that the companies entered into a definitive agreement under which we will acquire Arena, a clinical stage company developing innovative potential therapies for the treatment of several immuno-inflammatory diseases. Under the terms of the agreement, we will acquire all outstanding shares of Arena for $100 per share in an all-cash transaction for a total equity value of approximately $6.7 billion. On February 2, 2022, Arena shareholders voted to approve the proposed acquisition, which is targeted to close in the first half of 2022, subject to review under antitrust laws and other customary closing conditions.
Collaboration with Biohaven
In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Biohaven Pharmaceutical Holding Company Ltd., Biohaven Pharmaceutical Ireland DAC and BioShin Limited (collectively, Biohaven) pursuant to which we acquired rights to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S., subject to regulatory approval. Rimegepant is currently commercialized in the U.S., Israel, and the U.A.E. under the brand name Nurtec® ODT, with certain additional applications pending outside of the U.S. Biohaven will continue to lead R&D globally and we have the exclusive right to commercialization globally, outside of the U.S. Upon the closing of the transaction, which occurred on January 4, 2022, we paid Biohaven $500 million, including an upfront payment of $150 million and an equity investment of $350 million. Biohaven is also eligible to receive up to $740 million in non-U.S. commercialization milestone payments, in addition to tiered double-digit royalties on net sales outside of the U.S. In addition to the milestone payments and royalties above, we will also reimburse Biohaven for the portion of certain additional milestone payments and royalties due to third parties in accordance with preexisting Biohaven agreements, which are attributed to ex-U.S. sales.
For additional information, including discussion of recent significant business development activities, see Note 2.
Our 2021 Performance

Revenues

Revenues increased $39.6 billion, or 95%, to $81.3 billion in 2021 from $41.7 billion in 2020, reflecting an operational increase of $38.4 billion, or 92%, as well as a favorable impact of foreign exchange of $1.2 billion, or 3%. Excluding direct sales and alliance revenues of Comirnaty and sales of Paxlovid, revenues increased 6% operationally, reflecting strong growth in Eliquis, Biosimilars, PC1, Vyndaqel/Vyndamax, the Hospital therapeutic area, Inlyta and Xtandi, partially offset by declines in the Prevnar family, Chantix/Champix, Enbrel and Sutent.

The following outlines the components of the net change in revenues:
See the Analysis of the Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 17C.

Pfizer Inc.	2021 Form 10-K	27

Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income
The increase in Income from continuing operations before provision/(benefit) for taxes on income of $17.3 billion in 2021, compared to 2020, was primarily attributable to: (i) higher revenues, (ii) net periodic benefit credits in 2021 versus net periodic benefit costs in 2020, (iii) lower asset impairment charges, and (iv) higher net gains on equity securities, partially offset by (v) increases in: Cost of sales, Research and development expenses and Selling, informational and administrative expenses.
See the Analysis of the Consolidated Statements of Income within MD&A and Note 4 for additional information.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment
We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below. See also the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections of this Form 10-K.

Regulatory Environment––Pipeline Productivity
Our product lines must be replenished to offset revenue losses when products lose exclusivity or market share or to respond to healthcare and innovation trends, as well as to provide for earnings growth. As a result, we devote considerable resources to our R&D activities which, while essential to our growth, incorporate a high degree of risk and cost, including whether a particular product candidate or new indication for an in-line product will achieve the desired clinical endpoint or safety profile, will be approved by regulators or will be successful commercially. We conduct clinical trials to provide data on safety and efficacy to support the evaluation of a product’s overall benefit-risk profile for a particular patient population. In addition, after a product has been approved or authorized and launched, we continue to monitor its safety as long as it is available to patients. This includes postmarketing trials that may be conducted voluntarily or pursuant to a regulatory request to gain additional medical knowledge. For the entire life of the product, we collect safety data and report safety information to the FDA and other regulatory authorities. Regulatory authorities may evaluate potential safety concerns and take regulatory actions in response, such as updating a product’s labeling, restricting its use, communicating new safety information to the public, or, in rare cases, requiring us to suspend or remove a product from the market. The commercial potential of in-line products may be negatively impacted by post-marketing developments.

Intellectual Property Rights and Collaboration/Licensing Rights
The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2022 through 2025. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section in this Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 16A1.

Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures
The pricing of medicines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Federal and state governments and private third-party payers in the U.S. continue to take action to manage the utilization of drugs and cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers. Governments globally may use a variety of measures to control costs, including proposing pricing reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing which could result in legislative and regulatory changes designed to control costs. For example, there is proposed legislation that, if enacted, would allow Medicare to negotiate prices for certain prescription drugs, as well as require that penalties be paid by manufacturers who raise drug prices faster than inflation. Also, certain changes proposed by the CMS in December 2020 to the Medicaid program and 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could increase our Medicaid rebate obligations and increase the discounts we extend to 340B covered entities if they go into effect. Additional changes to the 340B program are undergoing review and their status is unclear. We anticipate that these and similar initiatives will continue to increase pricing pressures globally. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections in this Form 10-K.

Product Supply
We periodically encounter supply delays, disruptions or shortages, including due to voluntary product recalls such as our recent Chantix recall. For information on our recent Chantix recall and risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section in this Form 10-K.
The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. Certain factors in the global economic environment that may impact our global operations include, among other things, currency fluctuations, capital and exchange controls, global economic conditions including inflation, restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval,

Pfizer Inc.	2021 Form 10-K	28

production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the current conflict between Russia and Ukraine, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change. Government pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria or other means of cost control.
COVID-19 Pandemic

The COVID-19 pandemic has impacted our business, operations and financial condition and results.

Our Response to COVID-19
Pfizer has helped lead the global effort to confront the COVID-19 pandemic by advancing a vision for industry-wide collaboration while making significant investments in breakthrough science and global manufacturing.
•Comirnaty/BNT162b2:
◦We have collaborated with BioNTech to jointly develop Comirnaty/BNT162b2, a mRNA-based coronavirus vaccine to help prevent COVID-19. The FDA has approved Comirnaty in the U.S. to prevent COVID-19 in individuals 16 years of age and older as a two-dose primary series (30 µg per dose). Comirnaty is the first COVID-19 vaccine to be granted approval by the FDA and had previously been available to this patient population in the U.S. under an EUA since December 2020. The vaccine is also available to individuals 5 to 15 years old under an EUA granted by the FDA in 2021 (10 µg per dose for children 5 through 11 years of age (October 2021) and 30 µg per dose for individuals 12 years of age and older (May 2021)). The FDA has also authorized for emergency use: (i) a third dose of Comirnaty/BNT162b2 in certain immunocompromised individuals 5 years of age and older and (ii) Comirnaty/BNT162b2 as a booster dose in individuals 12 years of age and older. Comirnaty/BNT162b2 has also been granted an approval or an authorization in many other countries around the world in populations varying by country. We continue to evaluate our vaccine, including for additional pediatric indications, and the short- and long-term efficacy of Comirnaty. We are also studying vaccine candidates to potentially prevent COVID-19 caused by new and emerging variants, such as the Omicron variant, or an updated vaccine as needed.
◦In 2021, we manufactured more than three billion doses and, in fiscal 2021, delivered 2.2 billion doses around the world. Pfizer and BioNTech expect we can manufacture up to four billion doses in total by the end of 2022. The companies have entered into agreements to supply pre-specified doses of Comirnaty in 2022 with multiple developed and emerging countries around the world and are continuing to deliver doses of Comirnaty to governments under such agreements. We also signed agreements with multiple countries to supply Comirnaty doses in 2023 and are currently negotiating similar potential agreements with multiple other countries. We anticipate delivering at least two billion doses to low- and middle-income countries by the end of 2022—one billion that was delivered in 2021 and one billion expected to be delivered in 2022, with the possibility to increase those deliveries if more orders are placed by these countries for 2022. One billion of the aforementioned doses to low- and middle-income countries are being supplied to the U.S. government at a not-for-profit price to be donated to the world’s poorest nations at no charge to those countries.
◦As of February 8, 2022, we forecasted approximately $32 billion in revenues for Comirnaty in 2022, with gross profit to be split evenly with BioNTech, which includes doses expected to be delivered in fiscal 2022 under contracts signed as of late-January 2022.
•Paxlovid:
◦In December 2021, the FDA authorized the emergency use of Paxlovid, a novel oral COVID-19 treatment, which is a SARS-CoV2-3CL protease inhibitor and is co-administered with a low dose of ritonavir, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. The FDA based its decision on clinical data from the Phase 2/3 EPIC-HR (Evaluation of Protease Inhibition for COVID-19 in High-Risk Patients), which enrolled non-hospitalized adults aged 18 and older with confirmed COVID-19 who are at increased risk of progressing to severe illness. Paxlovid has been granted an authorization or approval in many other countries.
◦We continue to evaluate Paxlovid in other populations, including in patients with a confirmed diagnosis of SARS-CoV-2 infection who are at standard risk (i.e., low risk of hospitalization or death) (Phase 2/3 EPIC-SR (Evaluation of Protease Inhibition for COVID-19 in Standard Risk Patients)) and in adults living in the same household as someone with a confirmed COVID-19 infection (Phase 2/3 EPIC-PEP (Evaluation of Protease Inhibition for COVID-19 in Post-Exposure Prophylaxis)).
◦We have entered into agreements with multiple countries to supply pre-specified courses of Paxlovid, such as the U.S. and U.K., and have initiated bilateral outreach to approximately 100 countries around the world. Additionally, we have signed a voluntary non-exclusive license agreement with the Medicines Patent Pool (MPP) for Paxlovid. Under the terms of the agreement, MPP can grant sublicenses to qualified generic medicine manufacturers worldwide to manufacture and supply Paxlovid to 95 low- and middle-income countries, covering up to approximately 53% of the world’s population.
◦Pfizer plans to manufacture up to 120 million treatment courses by the end of 2022, depending on the global need, which will be driven by advance purchase agreements, with 30 million courses expected to be produced in the first half of 2022 and the remaining 90 million courses expected to be produced in the second half of 2022.
◦As of February 8, 2022, we forecasted approximately $22 billion of revenues for Paxlovid in 2022, which includes treatment courses expected to be delivered in fiscal 2022, primarily relating to supply contracts signed or committed as of late-January 2022.
•IV Protease Inhibitor:
◦In February 2022, we discontinued the global clinical development program for PF-07304814, an intravenously administered SARS-CoV-2 main protease inhibitor being evaluated in adults hospitalized with severe COVID-19. This decision was made based on a totality of information, including a careful review of early data and a thorough assessment of the candidate’s potential to successfully fulfill patient needs. Dosing of PF-07304814 in the National Institutes of Health’s ongoing Accelerating COVID-19 Therapeutic Interventions and Vaccines (ACTIV)-3 study has ceased.
Impact of COVID-19 on Our Business and Operations
As part of our on-going monitoring and assessment, we have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic,

Pfizer Inc.	2021 Form 10-K	29

as well as COVID-19 vaccine and oral COVID-19 treatment supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. We are focused on all aspects of our business and are implementing measures aimed at mitigating issues where possible, including by using digital technology to assist in operations for our commercial, manufacturing, R&D and corporate enabling functions globally.
Apart from our introduction of Comirnaty/BNT162b2 and Paxlovid, our business and operations have been impacted by the pandemic in various ways. Our portfolio of products experienced varying impacts from the pandemic in 2021. For example, certain of our vaccines such as the Prevnar family were impacted by disruptions to healthcare activity related to COVID-19, including the prioritization of primary and booster vaccination campaigns for COVID-19. For some products such as Vyndaqel/Vyndamax, we continued to see postponement of elective and diagnostic procedures in 2021 due to COVID-19, which may subside in 2022 as COVID-19 vaccination and booster rates continue to increase and/or if COVID-19 cases subside. On the other hand, some products such as Ibrance saw accelerating demand in 2021 as the delays in diagnosis and treatment initiations caused by the COVID-19 pandemic show signs of recovery across several international markets. For detail on the impact of the COVID-19 pandemic on certain of our products, see the Analysis of the Consolidated Statements of Income—Revenues by Geography and Revenues—Selected Product Discussion sections within this MD&A.
In 2021, engagement with healthcare professionals started to return to pre-pandemic levels and we continue to review and assess epidemiological data to inform in-person engagements with healthcare professionals and to help ensure the safety of our colleagues, customers and communities. As part of our commitment to engaging our customers in the manner they prefer, we are also taking a hybrid approach of virtual and in person engagements and saw customer response to both approaches. During the pandemic, we adapted our promotional platform by amplifying our digital capabilities to reach healthcare professionals and customers to provide critical education and information, including increasing the scale of our remote engagement. Most of our colleagues who are able to perform their job functions outside of our facilities continue to temporarily work remotely, while certain colleagues in the PGS and WRDM organizations continue to work onsite and are subject to strict protocols intended to reduce the risk of transmission. As of December 31, 2021, more than 96% of our U.S. employee population had been fully vaccinated or received an approved exception. Also, in 2021 and to date, we have not seen a significant disruption to our supply chain, and all of our manufacturing sites globally have continued to operate at or near normal levels. However, we are seeing an increase in overall demand in the industry for certain components and raw materials potentially constraining available supply, which could have a future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. Certain of our clinical trials were impacted by the COVID-19 pandemic in 2021, which included, in some cases, challenges related to recruiting clinical trial participants and accruing cases in certain studies. Our clinical trials also progressed in this challenging environment through innovation, such as decentralized visits (e.g., telemedicine and home visits) to accommodate participants’ ability to maintain scheduled visits, as well as working with suppliers to manage the shortage of certain clinical supplies.
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
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Following is a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements. Also, see Note 1D.

For a description of our significant accounting policies, see Note 1. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1E); Fair Value (Note 1F); Revenues (Note 1H); Asset Impairments (Note 1M); Tax Assets and Liabilities and Income Tax Contingencies (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
For a discussion of a recently adopted accounting standard and a change in accounting principle related to our pension and postretirement plans, see Notes 1B and 1C.
Acquisitions

We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair value as of the acquisition date. For further detail on acquisition accounting, see Note 1E. Historically, intangible assets have been the most significant fair values within our business combinations. For further information on our process to estimate the fair value of intangible assets, see Asset Impairments below.
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

Pfizer Inc.	2021 Form 10-K	30

between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this lag, our recording of adjustments to reflect actual amounts can incorporate revisions of several prior quarters. Rebate accruals are product specific and, therefore for any period, are impacted by the mix of products sold as well as the forecasted channel mix for each individual product. For further information, see the Analysis of the Consolidated Statements of Income––Revenue Deductions section within MD&A and Note 1H.

Asset Impairments

We review all of our long-lived assets for impairment indicators throughout the year. We perform impairment testing for indefinite-lived intangible assets and goodwill at least annually and for all other long-lived assets whenever impairment indicators are present. When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. Our impairment review processes are described in Note 1M.
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

While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets (approximately $3.1 billion as of December 31, 2021) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.

Goodwill

Our goodwill impairment review work as of December 31, 2021 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time.

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

When we are required to determine the fair value of a reporting unit, we typically use the income approach. The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, we use the discounted cash flow method. We start with a forecast of all the expected net cash flows for the reporting unit, which includes the application of a terminal value, and then we apply a reporting unit-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

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

Pfizer Inc.	2021 Form 10-K	31

The following provides (i) at the end of each year, the expected annual rate of return on plan assets for the following year, (ii) the actual annual rate of return on plan assets achieved in each year, and (iii) the weighted-average discount rate used to measure the benefit obligations at the end of each year for our U.S. pension plans and our international pension plans(a):

	2021	2020	2019
U.S. Pension Plans
Expected annual rate of return on plan assets	6.3%	6.8%	7.0%
Actual annual rate of return on plan assets	9.2	14.1	22.6
Discount rate used to measure the plan obligations	2.9	2.6	3.3
International Pension Plans
Expected annual rate of return on plan assets	3.1	3.4	3.6
Actual annual rate of return on plan assets	11.4	9.7	10.7
Discount rate used to measure the plan obligations	1.6	1.5	1.7
(a)For detailed assumptions associated with our benefit plans, see Note 11B.
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

The following illustrates the sensitivity of net periodic benefit costs to a 50 basis point decline in our assumption for the expected annual rate of return on plan assets, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Increase in 2022 Net Periodic Benefit Costs
Expected annual rate of return on plan assets	50 basis point decline	$133

The actual return on plan assets was approximately $2.6 billion during 2021.
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

The following illustrates the sensitivity of net periodic benefit costs and benefit obligations to a 10 basis point decline in our assumption for the discount rate, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Decrease in 2022 Net Periodic Benefit Costs	Increase to 2021 Benefit Obligations
Discount rate	10 basis point decline	$16	$442

The change in the discount rates used in measuring our plan obligations as of December 31, 2021 resulted in a decrease in the measurement of our aggregate plan obligations by approximately $786 million.
Income Tax Assets and Liabilities
Income tax assets and liabilities include income tax valuation allowances and accruals for uncertain tax positions. For additional information, see Notes 1Q and 5, as well as the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax, legal contingencies and guarantees and indemnifications. For additional information, see Notes 1Q, 1S, 5D and 16.

Pfizer Inc.	2021 Form 10-K	32

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Year Ended December 31,									% Change
	Worldwide			U.S.			International			Worldwide		U.S.		International
(MILLIONS)	2021	2020	2019	2021	2020	2019	2021	2020	2019	21/20	20/19	21/20	20/19	21/20	20/19
Operating segments:
Biopharma	$79,557	$40,724	$38,013	$29,221	$21,055	$18,901	$50,336	$19,670	$19,112	95	7	39	11	156	3
Pfizer CentreOne	1,731	926	810	524	400	437	1,206	526	374	87	14	31	(8)	129	41
Consumer Healthcare	—	—	2,082	—	—	988	—	—	1,094	—	(100)	—	(100)	—	(100)
Total revenues	$81,288	$41,651	$40,905	$29,746	$21,455	$20,326	$51,542	$20,196	$20,579	95	2	39	6	155	(2)

2021 v. 2020

The following provides an analysis of the change in worldwide revenues by geographic areas in 2021:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Comirnaty, Eliquis, Biosimilars, Vyndaqel/Vyndamax, the Hospital therapeutic area, Inlyta and Xtandi, partially offset by a decline from the Prevnar family, while Xeljanz and Ibrance were flat. See the Analysis of the Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$38,546	$8,802	$29,744
Growth from PC1 primarily reflecting manufacturing of legacy Upjohn products for Viatris under manufacturing and supply agreements and certain Comirnaty-related manufacturing activities performed on behalf of BioNTech. See the Analysis of the Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	780	124	656
Lower revenues for Chantix/Champix, Enbrel and Sutent:
•The decrease for Chantix/Champix was driven by the voluntary recall across multiple markets in the second half of 2021 and the ongoing global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country, and the negative impact of the COVID-19 pandemic resulting in a decline in patient visits to doctors for preventive health purposes
•The decrease for Enbrel internationally primarily reflects continued biosimilar competition, which is expected to continue
•The decrease for Sutent primarily reflects lower volume demand in the U.S. resulting from its loss of exclusivity in August 2021, as well as continued erosion as a result of increased competition in certain international developed markets
	(869)	(501)	(368)
Other operational factors, net	(27)	(134)	106
Operational growth, net	38,429	8,291	30,137

Favorable impact of foreign exchange	1,208	—	1,208
Revenues increase/(decrease)	$39,637	$8,291	$31,346
Emerging markets revenues increased $12.3 billion, or 147%, in 2021 to $20.7 billion from $8.4 billion in 2020, reflecting an operational increase of $12.2 billion, or 145%, and a favorable impact from foreign exchange of approximately 2%. The operational increase in emerging markets was primarily driven by revenues from Comirnaty and growth from certain products in the Hospital therapeutic area, Eliquis and PC1, partially offset by a decline from the Prevnar family.

Pfizer Inc.	2021 Form 10-K	33

2020 v. 2019

The following provides an analysis of the change in worldwide revenues by geographic areas in 2020:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Vyndaqel/Vyndamax, Eliquis, Biosimilars, Ibrance, Inlyta, Xeljanz, Xtandi, the Hospital therapeutic area and the Prevnar family	$3,560	$2,132	$1,428
Growth from PC1 in international markets driven by growth of certain key accounts as well new contract manufacturing activities	114	(36)	151
Impact of completion of the Consumer Healthcare JV transaction. Revenues in 2019 reflect seven months of Consumer Healthcare business domestic operations and eight months of international operations, and none in 2020	(2,082)	(988)	(1,094)
Lower revenues for Enbrel internationally, primarily reflecting continued biosimilar competition in most developed Europe markets, as well as in Japan and Brazil, all of which is expected to continue	(320)	—	(320)
Decline from Chantix/Champix reflecting the negative impact of the COVID-19 pandemic resulting in a decline in patient visits to doctors for preventive health purposes as well as the loss of patent protection in the U.S. in November 2020	(185)	(183)	(2)
Other operational factors, net	(9)	205	(214)
Operational growth/(decline), net	1,078	1,129	(50)

Unfavorable impact of foreign exchange	(331)	—	(331)
Revenues increase/(decrease)	$746	$1,129	$(383)
Revenues for 2020 included an estimated unfavorable impact of approximately $700 million, or 2%, due to COVID-19, primarily reflecting lower demand for certain products in China and unfavorable disruptions to wellness visits for patients in the U.S., which negatively impacted prescribing patterns for certain products, partially offset by increased U.S. demand for certain sterile injectable products and increased adult uptake for the Prevnar family in certain international markets, resulting from greater vaccine awareness for respiratory illnesses, and U.S. revenues for Comirnaty.
Emerging markets revenues decreased $456 million, or 5%, in 2020 to $8.4 billion, from $8.8 billion in 2019, and were relatively flat operationally, reflecting an unfavorable impact of foreign exchange of 5% on emerging markets revenues. The relatively flat operational performance was primarily driven by growth from Eliquis, the Prevnar family, Ibrance and Zavicefta, offset by lower revenues for Consumer Healthcare, reflecting the July 31, 2019 completion of the Consumer Healthcare JV transaction.
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

The following presents information about revenue deductions:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Medicare rebates	$726	$647	$628
Medicaid and related state program rebates	1,214	1,136	1,259
Performance-based contract rebates	3,253	2,660	2,332
Chargebacks	6,122	4,531	3,411
Sales allowances	4,809	3,835	3,776
Sales returns and cash discounts	1,054	924	878
Total	$17,178	$13,733	$12,284
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1H.

Pfizer Inc.	2021 Form 10-K	34

Revenues—Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2021	2020	Total	Oper.	Operational Results Commentary
Comirnaty(a)	$36,781 *	U.S.	$7,809	$154	*		Driven by global uptake, following a growing number of regulatory approvals and temporary authorizations.
		Int’l.	28,972	—	*	*
		Worldwide	$36,781	$154	*	*
Eliquis	$5,970 Up 19% (operationally)	U.S.	$3,160	$2,688	18
Global growth driven primarily by continued increased adoption in non-valvular atrial fibrillation and oral anti-coagulant market share gains, as well as a favorable adjustment related to the Medicare “coverage gap” provision resulting from lower than previously expected discounts in prior periods.

		Int’l.	2,810	2,260	24	21
		Worldwide	$5,970	$4,949	21	19
Ibrance	$5,437 Flat (operationally)	U.S.	$3,418	$3,634	(6)
Flat performance driven primarily by accelerating demand internationally as the delays in diagnosis and treatment initiations caused by the COVID-19 pandemic show signs of recovery across several international markets, offset by a decline in the U.S., primarily driven by an increase in the proportion of patients accessing Ibrance through our Patient Assistance Program.

		Int’l.	2,019	1,758	15	12
		Worldwide	$5,437	$5,392	1	—
Prevnar family	$5,272 Down 11% (operationally)	U.S.	$2,701	$2,930	(8)
Decline primarily resulting from:
•the normalization of demand in Germany and certain other developed markets following significantly increased adult demand in 2020 resulting from greater vaccine awareness for respiratory illnesses due to the COVID-19 pandemic;
•the adult indication due to disruptions to healthcare activity related to COVID-19, including the prioritization of primary and booster vaccination campaigns for COVID-19 in the U.S.;
•the continued impact of the lower remaining unvaccinated eligible adult population in the U.S. and the June 2019 change to the ACIP recommendation for the Prevnar 13 adult indication to shared clinical decision-making; and
•a decline in the pediatric indication internationally due to disruptions to healthcare activity related to COVID-19.
This decline was partially offset by:
•U.S. growth in the pediatric indication, driven by government purchasing patterns, which was partially offset by disruptions to healthcare activity related to COVID-19.

		Int’l.	2,571	2,920	(12)	(13)
		Worldwide	$5,272	$5,850	(10)	(11)
Xeljanz	$2,455 Flat (operationally)	U.S.	$1,647	$1,706	(3)
Flat performance as a decline in the U.S. was offset by operational growth internationally. The decline in the U.S. was primarily driven by:
•the negative impact of data from a long-term safety study, which resulted in JAK class labeling issued by the FDA in December 2021;
•an unfavorable change in channel mix toward lower-priced channels, despite a 2% increase in underlying demand, driven by growth in our UC and PsA indications; and
•continued investments to improve formulary positioning and unlock access to additional patient lives.
The decline in the U.S. was offset by:
•operational growth internationally mainly driven by continued uptake in the UC indication in certain developed markets.

		Int’l.	808	731	11	8
		Worldwide	$2,455	$2,437	1	—
Vyndaqel/ Vyndamax	$2,015 Up 55% (operationally)	U.S.	$909	$613	48		Growth primarily driven by continued strong uptake of the ATTR-CM indication in the U.S., developed Europe and Japan.
		Int’l.	1,106	675	64	61
		Worldwide	$2,015	$1,288	56	55
Xtandi	$1,185 Up 16% (operationally)	U.S.	$1,185	$1,024	16		Growth primarily driven by strong demand across the mCRPC, nmCRPC and mCSPC indications.
		Int’l.	—	—	—	—
		Worldwide	$1,185	$1,024	16	16
Inlyta	$1,002 Up 26% (operationally)	U.S.	$599	$523	15
Growth primarily reflects continued adoption in developed Europe and the U.S. of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

		Int’l.	403	264	53	49
		Worldwide	$1,002	$787	27	26

Pfizer Inc.	2021 Form 10-K	35

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2021	2020	Total	Oper.	Operational Results Commentary
Biosimilars	$2,343 Up 51% (operationally)	U.S.	$1,561	$899	74		Growth primarily driven by recent oncology monoclonal antibody biosimilar launches and growth from Retacrit in the U.S.
		Int’l.	782	628	25	19
		Worldwide	$2,343	$1,527	53	51
Hospital	$7,301 Up 5% (operationally)	U.S.	$2,688	$2,705	(1)		Growth primarily driven by the anti-infectives portfolio in international markets, primarily as a result of recent launches of Zavicefta and Cresemba.
		Int’l.	4,613	4,073	13	9
		Worldwide	$7,301	$6,777	8	5
Pfizer CentreOne

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Operating Segment	Global Revenues	Region	2021	2020	Total	Oper.	Operational Results Commentary
PC1	$1,731 Up 84% (operationally)	U.S.	$524	$400	31		Growth primarily reflects manufacturing of legacy Upjohn products for Viatris under manufacturing and supply agreements and certain Comirnaty-related manufacturing activities performed on behalf of BioNTech.
		Int’l.	1,206	526	129	125
		Worldwide	$1,731	$926	87	84
(a)Comirnaty includes direct sales and alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Vaccines therapeutic area. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization. Revenues related to these manufacturing activities totaled $320 million for 2021 and $0 million in 2020.
*Calculation is not meaningful or results are equal to or greater than 100%.

See the Item 1. Business—Patents and Other Intellectual Property Rights section in this Form 10-K for information regarding the expiration of various patent rights, Note 16 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 17C for additional information regarding the primary indications or class of the selected products discussed above.
Costs and Expenses

Costs and expenses follow:
	Year Ended December 31,			% Change
(MILLIONS)	2021	2020	2019	21/20	20/19
Cost of sales	$30,821	$8,484	$8,054	*	5
Percentage of Revenues	37.9%	20.4%	19.7%
Selling, informational and administrative expenses	12,703	11,597	12,726	10	(9)
Research and development expenses	13,829	9,393	8,385	47	12
Amortization of intangible assets	3,700	3,348	4,429	11	(24)
Restructuring charges and certain acquisition-related costs	802	579	601	38	(4)
Other (income)/deductions—net	(4,878)	1,219	3,497	*	(65)
*Calculation is not meaningful or results are equal to or greater than 100%.
Cost of Sales
2021 v. 2020
Cost of sales increased $22.3 billion, primarily due to:
•the impact of Comirnaty, which includes a charge for the 50% gross profit split with BioNTech and applicable royalty expenses;
•increased sales volumes of other products, driven mostly by PC1; and
•the unfavorable impact of foreign exchange and hedging activity on intercompany inventory.
The increase in Cost of sales as a percentage of revenues was primarily due to all of the factors discussed above, partially offset by an increase in alliance revenues, which have no associated cost of sales.
2020 v. 2019
Cost of sales increased $431 million, primarily due to:
•increased sales volumes;
•an increase in royalty expenses, due to an increase in sales of related products;
•an unfavorable impact of incremental costs incurred in response to the COVID-19 pandemic; and

Pfizer Inc.	2021 Form 10-K	36

•an unfavorable impact of foreign exchange and hedging activity on intercompany inventory, partially offset by:
•the favorable impact of the July 31, 2019 completion of the Consumer Healthcare JV transaction.
The increase in Cost of sales as a percentage of revenues was primarily due to all of the factors discussed above, partially offset by an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses
2021 v. 2020
SI&A expenses increased $1.1 billion, mostly due to:
•increased product-related spending across multiple therapeutic areas;
•costs related to Comirnaty, driven by a higher provision for healthcare reform fees based on sales; and
•an increase in costs related to implementing our cost-reduction/productivity initiatives,
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
partially offset by:
•an increase in costs related to implementing our cost-reduction/productivity initiatives; and
•an increase in business and legal entity alignment costs.
Research and Development (R&D) Expenses
2021 v. 2020
R&D expenses increased $4.4 billion, primarily due to:
•a charge for acquired IPR&D related to our acquisition of Trillium;
•a net increase in charges for upfront and milestone payments on collaboration and licensing arrangements, driven by payments to Arvinas and Beam; and
•increased investments across multiple therapeutic areas, including additional spending related to the development of the oral COVID-19 treatment program.
2020 v. 2019
R&D expenses increased $1.0 billion, mainly due to:
•costs related to our collaboration agreement with BioNTech to co-develop a COVID-19 vaccine, including an upfront payment to BioNTech and a premium paid on our equity investment in BioNTech;
•a net increase in upfront payments, mainly related to Myovant and Valneva; and
•increased investments towards building new capabilities and driving automation, partially offset by:
•a net reduction of upfront and milestone payments associated with the acquisition of Therachon and Akcea in 2019.

Amortization of Intangible Assets
2021 v. 2020
Amortization of intangible assets increased $353 million, primarily due to amortization of capitalized Comirnaty sales milestones to BioNTech.
2020 v. 2019
Amortization of intangible assets decreased $1.1 billion, mainly due the non-recurrence of amortization of fully amortized assets and the impairment of Eucrisa in the fourth quarter of 2019, partially offset by the increase in amortization of intangible assets from our acquisition of Array.

For additional information, see Notes 2A and 10A.

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

Pfizer Inc.	2021 Form 10-K	37

2022 through 2024. In connection with manufacturing network optimization, we expect net cost savings of $550 million to be achieved primarily from 2020 through 2023.

Certain qualifying costs for this program were recorded in 2021 and 2020, and in the fourth quarter of 2019, and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.

In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions––Net
2021 v. 2020
Other income—net increased $6.1 billion, mainly due to:
•net periodic benefit credits recorded in 2021 versus net periodic benefit costs recorded in 2020;
•lower asset impairment charges;
•higher net gains on equity securities; and
•net gains on asset disposals in 2021 versus net losses in 2020.
2020 v. 2019
Other deductions—net decreased $2.3 billion, mainly due to:
•lower asset impairment charges;
•lower business and legal entity alignment costs;
•higher Consumer Healthcare JV equity method income;
•lower charges for certain legal matters; and
•higher income from collaborations, out-licensing arrangements and sales of compound/product rights, partially offset by:
•higher net losses on asset disposals.

See Note 4 for additional information.
Provision/(Benefit) for Taxes on Income

	Year Ended December 31,			% Change
(MILLIONS)	2021	2020	2019	21/20	20/19
Provision/(benefit) for taxes on income	$1,852	$370	$583	*	(36)
Effective tax rate on continuing operations	7.6%	5.3%	5.2%
*Indicates calculation not meaningful or result is equal to or greater than 100%.

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
Discontinued Operations
For information about our discontinued operations, see Note 2B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of February 8, 2022 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

Pfizer Inc.	2021 Form 10-K	38

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
Comirnaty/BNT162b2 (PF-07302048)(a)	Immunization to prevent COVID-19 (16 years of age and older)	BLA Aug. 2021	CMA Dec. 2020	Approved Feb. 2021
	Immunization to prevent COVID-19 (12-15 years of age)	EUA May 2021	CMA May 2021	Approved May 2021
	Immunization to prevent COVID-19 (booster)	EUA Sep. 2021	CMA Oct. 2021	Approved Nov. 2021
	Immunization to prevent COVID-19 (5-11 years of age)	EUA Oct. 2021	CMA Nov. 2021	Approved Jan. 2022
Bavencio (avelumab)(b)	First-line maintenance urothelial cancer		Approved Jan. 2021	Approved Feb. 2021
Xtandi (enzalutamide)(c)	mCSPC		Approved April 2021
Cibinqo (abrocitinib)	Atopic dermatitis	Approved Jan. 2022	Approved Dec. 2021	Approved Sep. 2021
Xeljanz (tofacitinib)	Ankylosing spondylitis	Approved Dec. 2021	Approved Nov. 2021
Myfembree (relugolix fixed dose combination)(d)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Approved May 2021
	Endometriosis (combination with estradiol and norethindrone acetate)	Filed Sep. 2021
Lorbrena/Lorviqua (lorlatinib)	First-line ALK-positive NSCLC	Approved Mar. 2021	Approved Jan. 2022	Approved Nov. 2021
Ngenla (somatrogon)(e)	Pediatric growth hormone deficiency	Filed Jan. 2021	Approved Feb. 2022	Approved Jan. 2022
Prevnar 20/Apexxnar (Vaccine)(f)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Approved June 2021	Approved Feb. 2022
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Approved Aug. 2021
Paxlovid(g) (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 infection (high risk population)	EUA Dec. 2021	CMA Jan. 2022	Approved Feb. 2022
Rimegepant(h)	Acute migraine		Filed Feb. 2021
	Migraine prevention		Filed Feb. 2021
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with BioNTech. Prior to BLA, Comirnaty/BNT162b2 for ages 16 and up was available in the U.S. pursuant to an EUA from the FDA on December 11, 2020. In December 2021, a supplemental BLA was submitted to the FDA requesting to expand the approval of Comirnaty to include individuals ages 12 through 15 years. In February 2022, following a request from the FDA, a rolling submission seeking to amend the EUA to include children 6 months through 4 years of age (6 months to <5 years of age) was initiated as we wait for data evaluating a third 3 µg dose given at least two months after the second dose of the two-dose series in this age group. A booster dose received EUA from the FDA on September 22, 2021 for individuals 65 years of age and older, individuals 18 through 64 years of age at high risk of severe COVID-19, and individuals 18 through 64 years of age with frequent institutional or occupational exposure to SARS-CoV-2. In addition, in October 2021, the FDA authorized for emergency use a booster dose to eligible individuals who have completed primary vaccination with a different authorized COVID-19 vaccine. Subsequently, the FDA expanded the booster EUA: (i) in November 2021 to include individuals 18 years of age and older, (ii) in December 2021 to include individuals 16 years of age and older and (iii) in January 2022 to include individuals 12 years of age and older as well as individuals 5 through 11 years of age who have been determined to have certain kinds of immunocompromise. A booster dose received conditional marketing authorization from the EMA in October 2021 for individuals 18 years of age and older and may be given to individuals 5 years and older with a severely weakened immune system, at least 28 days after their second dose. A booster dose received approval in Japan in November 2021 for 18 years of age and older.
(b)Being developed in collaboration with Merck KGaA, Germany.
(c)Being developed in collaboration with Astellas.
(d)Being developed in collaboration with Myovant.
(e)Being developed in collaboration with OPKO. In January 2022, Pfizer and OPKO received a Complete Response Letter (CRL) from the FDA for the BLA for somatrogon. Pfizer is evaluating the CRL and will work with the FDA to determine an appropriate path forward in the U.S.
(f)In October 2021, the CDC’s ACIP voted to recommend Prevnar 20 for routine use in adults. Specifically, the ACIP voted to recommend the following: (i) adults 65 years of age or older who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either pneumococcal 20-valent conjugate vaccine (PCV20) or pneumococcal 15-valent conjugate vaccine (PCV15)). If PCV15 is used, this should be followed by a dose of pneumococcal polysaccharide vaccine (PPSV23); and (ii) adults aged 19 years of age or older with certain underlying medical conditions or other risk factors who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either PCV20 or PCV15). If PCV15 is used, this should be followed by a dose of PPSV23. The

Pfizer Inc.	2021 Form 10-K	39

recommendations were published in the Morbidity and Mortality Weekly Report on January 28, 2022. The publication also notes “for adults who have received pneumococcal conjugate vaccine (PCV13) but have not completed their recommended pneumococcal vaccine series with PPSV23, one dose of Prevnar 20 may be used if PPSV23 is not available.”
(g)In December 2021, the FDA authorized the emergency use of Paxlovid for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. In January 2022, the EMA approved the CMA of Paxlovid for treating COVID-19 in adults who do not require supplemental oxygen and who are at increased risk of the disease becoming severe.
(h)Under a commercialization arrangement with Biohaven.
In September 2021, the FDA issued a Drug Safety Communication (DSC) related to Xeljanz/Xeljanz XR and two competitors’ arthritis medicines in the same drug class, based on its completed review of the ORAL Surveillance trial. The DSC stated that the FDA will require revisions to the Boxed Warnings for each of these medicines to include information about the risks of serious heart-related events, cancer, blood clots, and death. In addition, the DSC indicated the FDA’s intention to limit approved uses of these products to certain patients who have not responded or cannot tolerate one or more tumor necrosis factor (TNF) blockers. In December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. In addition, at the request of the EC, the PRAC of the EMA has adopted a referral procedure under Article 20 of Regulation (EC) No 726/2004 to assess safety information relating to oral JAK inhibitors authorized for inflammatory diseases, including Xeljanz and Cibinqo, which is ongoing. For additional information, see Item 1A. Risk Factors—Post-Authorization/Approval Data.
In China, the following products received regulatory approvals in the last twelve months: Cresemba for fungal infection and Besponsa for second line acute lymphoblastic leukemia, both in December 2021.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFv600E-mutant mCRC
	Myfembree (relugolix fixed dose combination)(e)	Combination with estradiol and norethindrone acetate for contraceptive efficacy
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(f)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma
	Comirnaty/BNT162b2 (PF-07302048)(g)	Immunization to prevent COVID-19 (children 2 to <5 years of age)
Immunization to prevent COVID-19 (infants 6 months to <24 months)
	Paxlovid (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 Infection (standard risk population)
COVID-19 Infection (post exposure prophylaxis)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria
	fidanacogene elaparvovec (PF-06838435)(h)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(i)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Immunization to prevent serogroups meningococcal infection (adolescent and young adults)
	PF-06928316 (Vaccine)	Immunization to prevent respiratory syncytial virus infection (maternal)
Immunization to prevent respiratory syncytial virus infection (older adults)
	PF-07265803	Dilated cardiomyopathy due to Lamin A/C gene mutation
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
	elranatamab (PF-06863135)	Multiple myeloma, double-class exposed
	Omicron-based mRNA vaccine(g)	Immunization to prevent COVID-19 (adults)
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Being developed in collaboration with Astellas.
(c)Being developed in collaboration with OPKO.
(d)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(e)Being developed in collaboration with Myovant.
(f)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp.
(g)Being developed in collaboration with BioNTech.

Pfizer Inc.	2021 Form 10-K	40

(h)Being developed in collaboration with Spark Therapeutics, Inc.
(i)Being developed in collaboration with Sangamo Therapeutics, Inc.
In February 2022, Pfizer and Merck KGaA, Darmstadt, Germany (Merck KGaA) provided an update on the Phase 3 JAVELIN Lung 100 trial, which assessed the safety and efficacy of two dosing regimens of avelumab monotherapy compared with platinum-based doublet chemotherapy as first-line treatment in patients with metastatic NSCLC whose tumors express PD-L1. While avelumab showed clinical activity in this population, the study did not meet the primary endpoints of overall survival and progression-free survival in the high PD-L1+population for either of the avelumab dosing regimens evaluated. The safety profile for avelumab in this trial was consistent with that observed in the overall JAVELIN clinical development program. Avelumab is not approved for the treatment of any patients with NSCLC. The outcome of the JAVELIN Lung 100 trial has no bearing on any of avelumab’s currently-approved indications. Full results of the study will be shared at a future date.
In the fourth quarter of 2021, enrollment was stopped in C4591015 Study (a Phase 2/3 placebo controlled randomized observer-blind study to evaluate the safety, tolerability, and immunogenicity of BNT162b2 against COVID-19 in healthy pregnant women 18 years of age and older). This study was developed prior to availability or recommendation for COVID-19 vaccination in pregnant women. The environment changed during 2021 and by September 2021, COVID-19 vaccines were recommended by applicable recommending bodies (e.g., ACIP in the U.S.) for pregnant women in all participating/planned countries, and as a result the enrollment rate declined significantly. With the declining enrollment, the study had insufficient sample size to assess the primary immunogenicity objective and continuation of this placebo controlled study could no longer be justified due to global recommendations. This proposal was shared with and agreed to by FDA and EMA.
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

Measure	Definition	Relevance of Metrics to Our Business Performance
Adjusted income	Net income attributable to Pfizer Inc. common shareholders(a) before the impact of purchase accounting for acquisitions, acquisition-related items, discontinued operations and certain significant items
•Provides investors useful information to:
◦evaluate the normal recurring operational activities, and their components, on a comparable year-over-year basis
◦assist in modeling expected future performance on a normalized basis
•Provides investors insight into the way we manage our budgeting and forecasting, how we evaluate and manage our recurring operations and how we reward and compensate our senior management(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses, Adjusted amortization of intangible assets and Adjusted other (income)/deductions––net

Cost of sales, Selling, informational and administrative expenses, Research and development expenses, Amortization of intangible assets and Other (income)/deductions––net (a), each before the impact of purchase accounting for acquisitions, acquisition-related items, discontinued operations and certain significant items, which are components of the Adjusted income measure

Adjusted diluted EPS
EPS attributable to Pfizer Inc. common shareholders––diluted (a) before the impact of purchase accounting for acquisitions, acquisition-related items, discontinued operations and certain significant items

(a)Most directly comparable GAAP measure.
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part by three metrics, one of which is Adjusted diluted EPS, which is derived from Adjusted income and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income, which is derived from Adjusted income. The bonus pool funding, which is largely based on financial performance, may be modified by our R&D performance as measured by four metrics relating to our pipeline and may be further modified by our Compensation Committee’s assessment of other factors.
Adjusted income and its components and Adjusted diluted EPS are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their directly comparable GAAP measures of Net income attributable to Pfizer Inc. common shareholders, components of Net income attributable to Pfizer Inc. common shareholders and EPS attributable to Pfizer Inc. common shareholders—diluted, respectively. See the accompanying reconciliations of certain GAAP reported to non-GAAP adjusted information—certain line items for 2021, 2020 and 2019 below.
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

Pfizer Inc.	2021 Form 10-K	41

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

Certain Significant Items

Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Gains and losses on equity securities have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty and because we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items below for a non-inclusive list of certain significant items.
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

Pfizer Inc.	2021 Form 10-K	42

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	2021
Data presented will not (in all cases) aggregate to totals. IN MILLIONS, EXCEPT PER COMMON SHARE DATA	Cost of sales	Selling, informational and administrative expenses	Research and development expenses	Amortization of intangible assets	Other (income)/deductions––net		Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$30,821	$12,703	$13,829	$3,700	$(4,878)		$21,979	$3.85
Purchase accounting adjustments(b)	25	(3)	6	(3,088)	(114)		3,175
Acquisition-related items	—	—	—	—	—		52
Discontinued operations(c)	—	—	—	—	—		585
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(108)	(450)	(1)	—	—		1,309
Certain asset impairments(e)	—	—	—	—	(86)		86
Upfront and milestone payments on collaborative and licensing arrangements(f)	—	—	(1,056)	—	—		1,056
(Gains)/losses on equity securities(g)	—	—	—	—	1,338		(1,338)
Actuarial valuation and other pension and postretirement plan (gains)/losses(g)	—	—	—	—	1,601		(1,601)
Asset acquisitions of IPR&D(h)	—	—	(2,240)	—	—		2,240
Other	(52)	(141)	(15)	—	(334)	(i)	542
Income tax provision—Non-GAAP items							(2,848)
Non-GAAP adjusted	$30,685	$12,110	$10,523	$613	$(2,473)		$25,236	$4.42

	2020
Data presented will not (in all cases) aggregate to totals. IN MILLIONS, EXCEPT PER COMMON SHARE DATA	Cost of sales	Selling, informational and administrative expenses		Research and development expenses	Amortization of intangible assets	Other (income)/deductions––net		Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$8,484	$11,597		$9,393	$3,348	$1,219		$9,159	$1.63
Purchase accounting adjustments(b)	18	(2)		5	(3,064)	(75)		3,117
Acquisition-related items	—	—		—	—	—		44
Discontinued operations(c)	—	—		—	—	—		(2,879)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(61)	(197)		2	—	—		791
Certain asset impairments(e)	—	—		—	—	(1,691)		1,691
Upfront and milestone payments on collaborative and licensing arrangements(f)	—	—		(454)	—	—		454
(Gains)/losses on equity securities(g)	—	—		—	—	557		(557)
Actuarial valuation and other pension and postretirement plan (gains)/losses(g)	—	—		—	—	(1,092)		1,092
Asset acquisitions of IPR&D(h)	—	—		(50)	—	—		50
Other	(56)	(292)	(j)	(24)	—	(697)	(i)	1,063
Income tax provision—Non-GAAP items								(1,299)
Non-GAAP adjusted	$8,386	$11,106		$8,872	$284	$(1,779)		$12,727	$2.26

Pfizer Inc.	2021 Form 10-K	43

	2019
Data presented will not (in all cases) aggregate to totals. IN MILLIONS, EXCEPT PER COMMON SHARE DATA	Cost of sales	Selling, informational and administrative expenses	Research and development expenses	Amortization of intangible assets	Other (income)/deductions––net		Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$8,054	$12,726	$8,385	$4,429	$3,497		$16,026	$2.82
Purchase accounting adjustments(b)	19	2	4	(4,158)	(21)		4,153
Acquisition-related items	—	(2)	—	—	—		185
Discontinued operations(c)	—	—	—	—	—		(6,056)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(89)	(73)	(30)	—	—		611
Certain asset impairments(e)	—	—	—	—	(2,757)		2,757
Upfront and milestone payments on collaborative and licensing arrangements(f)	—	—	(279)	—	—		279
(Gains)/losses on equity securities(g)	—	—	—	—	415		(415)
Actuarial valuation and other pension and postretirement plan (gains)/losses(g)	—	—	—	—	(750)		750
(Gain) on completion of Consumer Healthcare JV transaction	—	—	—	—	—		(8,107)
Asset acquisitions of IPR&D(h)	—	—	(337)	—	—		337
Other	(118)	(190)	(18)	—	(1,007)	(i)	1,333
Income tax provision—Non-GAAP items							(797)
Non-GAAP adjusted	$7,865	$12,463	$7,726	$271	$(623)		$11,056	$1.95
(a)Items that reconcile GAAP Reported to Non-GAAP Adjusted balances are shown pre-tax and include discontinued operations. Our effective tax rates for GAAP reported income from continuing operations were: 7.6% in 2021, 5.3% in 2020 and 5.2% in 2019. See Note 5. Our effective tax rates on Non-GAAP adjusted income were: 15.3% in 2021, 13.7% in 2020 and 16.0% in 2019.
(b)Purchase accounting adjustments include items such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration. For all years presented, primarily consists of amortization of intangible assets.
(c)Relates primarily to the spin-off of our Upjohn Business, and our sale of Meridian. See Note 2B.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)Primarily includes intangible asset impairment charges. For 2020, $900 million is related to IPR&D assets acquired from Array and $528 million is related to Eucrisa. For 2019, $2.6 billion is related to Eucrisa. See Note 4.
(f)Primarily includes the following charges: (i) for 2021, an upfront payment to Arvinas and a premium paid on our equity investment in Arvinas totaling $706 million, a $300 million upfront payment to Beam and a $50 million net upfront payment to BioNTech; (ii) for 2020, a payment of $151 million representing the expense portion of an upfront payment to Myovant, an upfront payment to Valneva of $130 million, an upfront payment to BioNTech and a premium paid on our equity investment in BioNTech totaling $98 million, as well as a $75 million milestone payment to Akcea; and (iii) for 2019, an upfront license fee payment of $250 million to Akcea.
(g)(Gains)/losses on equity securities, and actuarial valuation and other pension and postretirement plan (gains)/losses are removed from adjusted earnings due to their inherent market volatility.
(h)Primarily includes payments for acquired IPR&D. For 2021, includes a $2.1 billion charge related to our acquisition of Trillium, which was accounted for as an asset acquisition, and a $177 million charge related to an asset acquisition completed in the second quarter of 2021. For 2019, included a $337 million charge related to our acquisition of Therachon, which was accounted for as an asset acquisition.
(i)For 2021, the total of $334 million primarily includes: (i) charges representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK of $185 million recorded by the Consumer Healthcare JV and (ii) charges for certain legal matters of $162 million. For 2020, the total of $697 million primarily included: (i) charges of $367 million, which represent our equity-method accounting pro rata share of transaction-specific restructuring and business combination accounting charges recorded by the Consumer Healthcare JV, and (ii) losses on asset disposals of $238 million. For 2019, the total of $1.0 billion primarily included: (i) $300 million of business and legal entity alignment costs for consulting, legal, tax and advisory services associated with the design, planning and implementation of our then new business structure, effective in the beginning of 2019, (ii) charges for certain legal matters of $291 million, (iii) charges of $152 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity associated with the formation of the Consumer Healthcare JV, (iv) net losses on early retirement of debt of $138 million and (v) charges of $112 million representing our equity-method accounting pro rata share of restructuring and business combination accounting charges recorded by the Consumer Healthcare JV.
(j)For 2020, amounts in Selling, informational and administrative expenses of $292 million primarily include costs for consulting, legal, tax and advisory services associated with a non-recurring internal reorganization of legal entities.

Pfizer Inc.	2021 Form 10-K	44

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Year Ended December 31,
(MILLIONS)	2021	2020	2019	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$32,922	$10,540	$7,015
2021 v. 2020
The change was driven primarily by higher net income adjusted for non-cash items, the payment for the acquisition of Trillium, a decrease in contributions to pension plans, and the impact of timing of receipts and payments in the ordinary course of business, mostly from an increase in cash flows from Other current liabilities driven by: (i) a $9.7 billion accrual for the gross profit split due to BioNTech, (ii) an increase in royalties payable, as well as (iii) an increase in deferred revenues for advance payments in 2021 for Comirnaty.
The change in Other Adjustments, net, is mostly due to an increase in unrealized gains on equity securities.
2020 v. 2019
The change was driven mainly by higher net income adjusted for non-cash items, advanced payments in 2020 for Comirnaty recorded in deferred revenue, the upfront cash payment associated with our acquisition of Therachon in 2019, and the upfront cash payment associated with our licensing agreement with Akcea in 2019, partially offset by an increase in benefit plan contributions.
The change also reflects the impact of timing of receipts and payments in the ordinary course of business.
The change in Other adjustments, net was driven primarily by an increase in equity method dividends received, partially offset by an increase in equity income and increases in net unrealized gains on equity securities.

Investing activities from continuing operations	$(22,534)	$(4,162)	$(3,825)
2021 v. 2020
The change was driven mainly by a $24.7 billion increase in purchases of short-term investments with original maturities of greater than three months and a $9.0 billion increase in net purchases of short-term investments with original maturities of three months or less, partially offset by a $16.4 billion increase in redemptions of short-term investments with original maturities of greater than three months.
2020 v. 2019
The change was driven mostly by a $6.0 billion decrease in net proceeds from short-term investments with original maturities of three months or less and $2.7 billion in net purchases of short-term investments with original maturities of greater than three months in 2020 (compared to $2.3 billion net proceeds from short-term investments with original maturities of greater than three months in 2019), partially offset by the cash used to acquire Array, net of cash acquired, of $10.9 billion in 2019.

Financing activities from continuing operations	$(9,816)	$(21,640)	$(8,485)
2021 v. 2020
The change was driven mostly by a $9.8 billion net reduction in repayments of short-term borrowings with maturities of greater than three months, a $4.0 billion decrease in net payments on short-term borrowings with maturities of three months or less and a $2.0 billion reduction in repayments of long-term debt, partially offset by a $4.2 billion decrease in proceeds from issuances of long-term debt.
2020 v. 2019
The change was driven mostly by $14.0 billion net payments of short-term borrowings in 2020 (compared to $10.6 billion net proceeds raised from short-term borrowings in 2019) and an increase in cash dividends paid of $397 million, partially offset by a decrease in purchases of common stock of $8.9 billion, lower repayments on long-term debt of $2.8 billion, and an increase in issuances of long-term debt of $280 million.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations primarily relate to our former Meridian subsidiary, Upjohn Business and the Mylan-Japan collaboration (see Note 2B). In 2020, net cash provided by financing activities from discontinued operations primarily reflects issuances of long-term debt.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Due to our significant operating cash flows, which is a key strength of our liquidity and capital resources and our primary funding source, as well as our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we believe that we have, and will maintain, the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future.

Pfizer Inc.	2021 Form 10-K	45

We focus efforts to optimize operating cash flows through achieving working capital efficiencies that target accounts receivable, inventories, accounts payable, and other working capital. Excess cash from operating cash flows is invested in money market funds and available-for-sale debt securities which consist of primarily high-quality, highly liquid, well-diversified debt securities. We have taken, and will continue to take, a conservative approach to our financial investments and monitoring of our liquidity position in response to market changes. We typically maintain cash and cash equivalent balances and short-term investments which, together with our available revolving credit facilities, are in excess of our commercial paper and other short-term borrowings.
Additionally, we may obtain funding through short-term or long-term sources from our access to the capital markets, banking relationships and relationships with other financial intermediaries to meet our liquidity needs.

Diverse sources of funds:	Related disclosure presented in this Form 10-K
Internal sources:
•Operating cash flows	Consolidated Statements of Cash Flows – Operating Activities and the Analysis of the Consolidated Statements of Cash Flows within MD&A
•Cash and cash equivalents	Consolidated Balance Sheets
•Money market funds	Note 7A
•Available-for-sale debt securities	Note 7A, 7B

External sources:
Short-term funding:
•Commercial paper	Note 7C
•Revolving credit facilities	Note 7C
•Lines of credit	Note 7C

Long-term funding:
•Long-term debt	Note 7D
•Equity	Consolidated Statements of Equity and Note 12
For additional information about the sources and uses of our funds and capital resources for the years ended December 31, 2021 and 2020, see the Analysis of the Consolidated Statements of Cash Flows in this MD&A.
In August 2021, we completed a public offering of $1 billion aggregate principal amount of senior unsecured sustainability notes. We are using the net proceeds to finance or refinance, in whole or in part as follows: R&D expenses related to our COVID-19 vaccines, capital expenditures in connection with the manufacture and distribution of COVID-19 vaccines and our other projects that have environmental and/or social benefits. For additional information, see Note 7D.
Credit Ratings

The cost and availability of financing are influenced by credit ratings, and increases or decreases in our credit rating could have a beneficial or adverse effect on financing. Our long-term debt is rated high-quality by both S&P and Moody’s. In November 2020, upon the completion of the Upjohn separation, both Moody’s and S&P lowered our long-term debt rating one notch to ‘A2’ and ‘A+’, respectively, and our short-term rating remained unchanged. S&P continues to rate our long-term debt rating outlook as Stable since November 2020, while Moody’s recently upgraded our long-term debt rating outlook to Positive in December 2021.

The current ratings assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A2	Positive
S&P	A-1+	A+	Stable
A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Capital Allocation Framework

Our capital allocation framework is devised to facilitate (i) the achievement of medical breakthroughs through R&D investments and business development activities and (ii) returning capital to shareholders through dividends and share repurchases. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business and Strategy section of this MD&A.
Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. In December 2021, our BOD declared a first-quarter dividend of $0.40 per share, payable on March 4, 2022, to shareholders of record at the close of business on January 28, 2022. The first-quarter 2022 cash dividend will be our 333rd consecutive quarterly dividend.
See Note 12 for information on the shares of our common stock purchased and the cost of purchases under our publicly announced share-purchase plans, including our accelerated share repurchase agreements. At December 31, 2021, our remaining share-purchase authorization was approximately $5.3 billion.
Off-Balance Sheet Arrangements, Contractual, and Other Obligations
In the ordinary course of business, (i) we enter into off-balance sheet arrangements that may result in contractual and other obligations and (ii) in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that

Pfizer Inc.	2021 Form 10-K	46

may arise in connection with the transaction or that are related to events and activities. For more information on guarantees and indemnifications, see Note 16B.
Additionally, certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products. Furthermore, collaboration, licensing or other R&D arrangements may give rise to potential milestone payments. Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones, which may span several years and which may never occur.

Our significant contractual and other obligations as of December 31, 2021 consisted of:
•Long-term debt, including current portion (see Note 7) and related interest payments;
•Estimated cash payments related to the TCJA repatriation estimated tax liability (see Note 5). Estimated future payments related to the TCJA repatriation tax liability that will occur after December 31, 2021 total $8.3 billion, of which an estimated $750 million is to be paid in the next twelve months and an estimated $7.6 billion is to be paid in periods thereafter;
•Certain commitments totaling $5.2 billion, of which an estimated $1.5 billion is to be paid in the next twelve months, and $3.7 billion in periods thereafter (see Note 16C);
•Purchases of property plant and equipment (see Note 9). In 2022, we expect to spend approximately $3.3 billion on property, plant and equipment; and
•Future minimum rental commitments under non-cancelable operating leases (see Note 15).

Global Economic Conditions
Our Venezuela and Argentina operations function in hyperinflationary economies. The impact to Pfizer is not considered material. For additional information on the global economic environment, see the Item 1A. Risk Factors––Global Operations section in this Form 10-K.

Market Risk
We are subject to foreign exchange risk, interest rate risk, and equity price risk. The objective of our financial risk management program is to minimize the impact of foreign exchange rate and interest rate movements on our earnings. We address such exposures through a combination of operational means and financial instruments. For more information on how we manage our foreign exchange and interest rate risks, see Notes 1G and 7E, as well as the Item 1A. Risk Factors—Global Operations section in this Form 10-K for key currencies in which we operate. Our sensitivity analyses of such risks are discussed below.
Foreign Exchange Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to foreign exchange rate changes. In this analysis, holding all other assumptions constant and assuming that a change in one currency’s rate relative to the U.S. dollar would not have any effect on another currency’s rates relative to the U.S. dollar, if the dollar were to appreciate against all other currencies by 10%, as of December 31, 2021, the expected adverse impact on our net income would not be significant.
Interest Rate Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to interest rate changes. In this analysis, holding all other assumptions constant and assuming a parallel shift in the interest rate curve for all maturities and for all instruments, if there were a one hundred basis point decrease in interest rates as of December 31, 2021, the expected adverse impact on our net income would not be significant.
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

Pfizer Inc.	2021 Form 10-K	47

NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2021
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
	Elections can be adopted prospectively at any time through December 31, 2022.	We are assessing the impact, but currently, we do not expect this new guidance to have a material impact on our consolidated financial statements.
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
The information required by this Item is incorporated by reference to the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.

Pfizer Inc.	2021 Form 10-K	48

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pfizer Inc. and Subsidiary Companies (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1C to the consolidated financial statements, the Company has elected to change its method of accounting for pension and postretirement plans in 2021 to immediately recognize actuarial gains and losses in the consolidated statements of income.

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
Evaluation of the U.S. Medicare, Medicaid, and performance-based contract rebates accrual
As discussed in Note 1H to the consolidated financial statements, the Company records estimated deductions for Medicare, Medicaid, and performance-based contract rebates (collectively, U.S. rebates) as a reduction to gross product revenues. The accrual for U.S. rebates is recorded in the same period that the corresponding revenues are recognized. The length of time between when a sale is made and when the U.S. rebate is paid by the Company can be as long as one year, which increases the need for significant management judgment and knowledge of market conditions and practices in estimating the accrual.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 5D and 1Q, the Company’s tax positions are subject to audit by local taxing authorities in each respective tax jurisdiction, and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. As of December 31, 2021, the Company has recorded gross unrecognized tax benefits, excluding associated interest, of $6.1 billion.

Pfizer Inc.	2021 Form 10-K	49

Report of Independent Registered Public Accounting Firm

We identified the evaluation of the Company’s gross unrecognized tax benefits as a critical audit matter because a high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s liability for unrecognized tax position process related to (1) interpretation of tax law, (2) evaluation of which of the Company’s tax positions may not be sustained upon audit, and (3) estimation and recording of the gross unrecognized tax benefits. We involved tax and valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s interpretation of tax laws, including the assessment of transfer pricing practices in accordance with applicable tax laws and regulations. We inspected settlements with applicable taxing authorities, including assessing the expiration of statutes of limitations. We tested the calculation of the liability for uncertain tax positions, including an evaluation of the Company’s assessment of the technical merits of tax positions and estimates of the amount of tax benefits expected to be sustained.
Evaluation of product and other product-related litigation
As discussed in Notes 1S and 16 to the consolidated financial statements, the Company is involved in product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others. Certain of these pending product and other product-related legal proceedings could result in losses that could be substantial. The accrued liability and/or disclosure for the pending product and other product-related legal proceedings requires a complex series of judgments by the Company about future events, which involves a number of uncertainties.
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

We have not been able to determine the specific year that we or our predecessor firms began serving as the Company’s auditor, however, we are aware that we or our predecessor firms have served as the Company’s auditor since at least 1942.

New York, New York

February 24, 2022

Pfizer Inc.	2021 Form 10-K	50

Consolidated Statements of Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	2021	2020	2019
Revenues	$81,288	$41,651	$40,905
Costs and expenses:
Cost of sales(a)	30,821	8,484	8,054
Selling, informational and administrative expenses(a)	12,703	11,597	12,726
Research and development expenses(a)	13,829	9,393	8,385
Amortization of intangible assets	3,700	3,348	4,429
Restructuring charges and certain acquisition-related costs	802	579	601
(Gain) on completion of Consumer Healthcare JV transaction	—	(6)	(8,107)
Other (income)/deductions––net	(4,878)	1,219	3,497
Income from continuing operations before provision/(benefit) for taxes on income	24,311	7,036	11,321
Provision/(benefit) for taxes on income	1,852	370	583
Income from continuing operations	22,459	6,666	10,738
Discontinued operations––net of tax	(434)	2,529	5,318
Net income before allocation to noncontrolling interests	22,025	9,195	16,056
Less: Net income attributable to noncontrolling interests	45	36	29
Net income attributable to Pfizer Inc. common shareholders	$21,979	$9,159	$16,026

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$4.00	$1.19	$1.92
Discontinued operations––net of tax	(0.08)	0.46	0.95
Net income attributable to Pfizer Inc. common shareholders	$3.92	$1.65	$2.88
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3.93	$1.18	$1.89
Discontinued operations––net of tax	(0.08)	0.45	0.94
Net income attributable to Pfizer Inc. common shareholders	$3.85	$1.63	$2.82

Weighted-average shares––basic	5,601	5,555	5,569
Weighted-average shares––diluted	5,708	5,632	5,675
(a)Exclusive of amortization of intangible assets, except as disclosed in Note 1M.
See Accompanying Notes.

Pfizer Inc.	2021 Form 10-K	51

Consolidated Statements of Comprehensive Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Net income before allocation to noncontrolling interests	$22,025	$9,195	$16,056

Foreign currency translation adjustments, net	(682)	772	675
Reclassification adjustments	—	(17)	(288)
	(682)	755	387
Unrealized holding gains/(losses) on derivative financial instruments, net	526	(582)	476
Reclassification adjustments for (gains)/losses included in net income(a)	134	21	(664)
	660	(561)	(188)
Unrealized holding gains/(losses) on available-for-sale securities, net	(355)	361	(1)
Reclassification adjustments for (gains)/losses included in net income(b)	(30)	(188)	39
	(384)	173	38
Benefit plans: prior service (costs)/credits and other, net	116	52	(7)
Reclassification adjustments related to amortization of prior service costs and other, net	(154)	(176)	(181)
Reclassification adjustments related to curtailments of prior service costs and other, net	(74)	—	(2)
Other	(2)	—	1
	(113)	(124)	(189)
Other comprehensive income/(loss), before tax	(519)	243	48
Tax provision/(benefit) on other comprehensive income/(loss)	71	(227)	178
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(589)	$471	$(130)

Comprehensive income/(loss) before allocation to noncontrolling interests	$21,435	$9,666	$15,926
Less: Comprehensive income/(loss) attributable to noncontrolling interests	43	27	18
Comprehensive income/(loss) attributable to Pfizer Inc.	$21,393	$9,639	$15,908
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

Pfizer Inc.	2021 Form 10-K	52

Consolidated Balance Sheets
Pfizer Inc. and Subsidiary Companies

	As of December 31,
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	2021	2020

Assets
Cash and cash equivalents	$1,944	$1,786
Short-term investments	29,125	10,437
Trade accounts receivable, less allowance for doubtful accounts: 2021—$492; 2020—$508	11,479	7,913
Inventories	9,059	8,020
Current tax assets	4,266	3,264
Other current assets	3,820	3,646
Total current assets	59,693	35,067
Equity-method investments	16,472	16,856
Long-term investments	5,054	3,406
Property, plant and equipment	14,882	13,745
Identifiable intangible assets	25,146	28,337
Goodwill	49,208	49,556
Noncurrent deferred tax assets and other noncurrent tax assets	3,341	2,383
Other noncurrent assets	7,679	4,879
Total assets	$181,476	$154,229

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2021—$1,636; 2020—$2,002	$2,241	$2,703
Trade accounts payable	5,578	4,283
Dividends payable	2,249	2,162
Income taxes payable	1,266	1,049
Accrued compensation and related items	3,332	3,049
Deferred revenues	3,067	1,113
Other current liabilities	24,939	11,561
Total current liabilities	42,671	25,920

Long-term debt	36,195	37,133
Pension benefit obligations	3,489	4,766
Postretirement benefit obligations	235	645
Noncurrent deferred tax liabilities	349	4,063
Other taxes payable	11,331	11,560
Other noncurrent liabilities	9,743	6,669
Total liabilities	104,013	90,756

Commitments and Contingencies

Preferred stock, no par value, at stated value; 27 shares authorized; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.05 par value; 12,000 shares authorized; issued: 2021—9,471; 2020—9,407	473	470
Additional paid-in capital	90,591	88,674
Treasury stock, shares at cost: 2021—3,851; 2020—3,840	(111,361)	(110,988)
Retained earnings	103,394	90,392
Accumulated other comprehensive loss	(5,897)	(5,310)
Total Pfizer Inc. shareholders’ equity	77,201	63,238
Equity attributable to noncontrolling interests	262	235
Total equity	77,462	63,473
Total liabilities and equity	$181,476	$154,229
See Accompanying Notes.

Pfizer Inc.	2021 Form 10-K	53

Consolidated Statements of Equity
Pfizer Inc. and Subsidiary Companies

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share - holders’ Equity	Non-controlling Interests	Total Equity
Balance, January 1, 2019	478	$19	9,332	$467	$86,253	(3,615)	$(101,610)	$83,527	$(5,249)	$63,407	$351	$63,758
Net income								16,026		16,026	29	16,056
Other comprehensive income/(loss), net of tax									(118)	(118)	(11)	(130)
Cash dividends declared, per share: $1.46
Common stock								(8,174)		(8,174)		(8,174)
Preferred stock								(1)		(1)		(1)
Noncontrolling interests										—	(6)	(6)
Share-based payment transactions			37	2	1,219	(8)	(326)			894		894
Purchases of common stock						(213)	(8,865)			(8,865)		(8,865)
Preferred stock conversions and redemptions	(47)	(2)			(3)	—	1			(4)		(4)
Other					(40)	—	—	19		(21)	(60)	(81)
Balance, December 31, 2019	431	17	9,369	468	87,428	(3,835)	(110,801)	91,397	(5,367)	63,143	303	63,447
Net income								9,159		9,159	36	9,195
Other comprehensive income/(loss), net of tax									480	480	(9)	471
Cash dividends declared, per share: $1.53
Common stock								(8,571)		(8,571)		(8,571)
Preferred stock								—		—		—
Noncontrolling interests										—	(91)	(91)
Share-based payment transactions			37	2	1,261	(6)	(218)			1,044		1,044
Preferred stock conversions and redemptions(a)	(431)	(17)			(15)	1	31			(1)		(1)
Distribution of Upjohn Business(b)								(1,592)	(423)	(2,015)	(3)	(2,018)
Other					—	—		—		—	(1)	(1)
Balance, December 31, 2020	—	—	9,407	470	88,674	(3,840)	(110,988)	90,392	(5,310)	63,238	235	63,473
Net income								21,979		21,979	45	22,025
Other comprehensive income/(loss), net of tax									(587)	(587)	(3)	(589)
Cash dividends declared, per share: $1.57
Common stock								(8,816)		(8,816)		(8,816)
Preferred stock										—		—
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			64	3	1,917	(11)	(373)	(77)		1,470		1,470
Other					—	—	—	(85)		(85)	(7)	(92)
Balance, December 31, 2021	—	$—	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
(a)See Note 12.
(b)See Note 2B.
See Accompanying Notes.

Pfizer Inc.	2021 Form 10-K	54

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2021	2020	2019

Operating Activities
Net income before allocation to noncontrolling interests	$22,025	$9,195	$16,056
Discontinued operations—net of tax	(434)	2,529	5,318
Net income from continuing operations before allocation to noncontrolling interests	22,459	6,666	10,738
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,191	4,681	5,755
Asset write-offs and impairments	276	2,049	2,889
TCJA impact	—	—	(323)
Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed(a)	—	(6)	(8,254)
Deferred taxes from continuing operations	(4,293)	(1,575)	561
Share-based compensation expense	1,182	755	687
Benefit plan contributions in excess of expense/income	(3,123)	(1,242)	(55)
Other adjustments, net	(1,573)	(479)	(1,080)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Trade accounts receivable	(3,811)	(1,275)	(1,124)
Inventories	(1,125)	(778)	(1,071)
Other assets	(1,057)	(137)	847
Trade accounts payable	1,242	355	(341)
Other liabilities	18,721	2,768	861
Other tax accounts, net	(1,166)	(1,240)	(3,074)
Net cash provided by operating activities from continuing operations	32,922	10,540	7,015
Net cash provided by/(used in) operating activities from discontinued operations	(343)	3,863	5,572
Net cash provided by operating activities	32,580	14,403	12,588

Investing Activities
Purchases of property, plant and equipment	(2,711)	(2,226)	(2,046)
Purchases of short-term investments	(38,457)	(13,805)	(6,835)
Proceeds from redemptions/sales of short-term investments	27,447	11,087	9,183
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(8,088)	920	6,925
Purchases of long-term investments	(1,068)	(597)	(201)
Proceeds from redemptions/sales of long-term investments	649	723	232
Acquisitions of businesses, net of cash acquired	—	—	(10,861)
Other investing activities, net(a)	(305)	(265)	(223)
Net cash provided by/(used in) investing activities from continuing operations	(22,534)	(4,162)	(3,825)
Net cash provided by/(used in) investing activities from discontinued operations	(12)	(109)	(120)
Net cash provided by/(used in) investing activities	(22,546)	(4,271)	(3,945)

Financing Activities
Proceeds from short-term borrowings	—	12,352	16,455
Principal payments on short-term borrowings	—	(22,197)	(8,378)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(96)	(4,129)	2,551
Proceeds from issuance of long-term debt	997	5,222	4,942
Principal payments on long-term debt	(2,004)	(4,003)	(6,806)
Purchases of common stock	—	—	(8,865)
Cash dividends paid	(8,729)	(8,440)	(8,043)
Other financing activities, net	16	(444)	(342)
Net cash provided by/(used in) financing activities from continuing operations	(9,816)	(21,640)	(8,485)
Net cash provided by/(used in) financing activities from discontinued operations	—	11,991	—
Net cash provided by/(used in) financing activities	(9,816)	(9,649)	(8,485)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(59)	(8)	(32)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	159	475	125
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,825	1,350	1,225
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,983	$1,825	$1,350

- Continued -

Pfizer Inc.	2021 Form 10-K	55

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$7,427	$3,153	$3,664
Interest paid	1,467	1,641	1,587
Interest rate hedges	(2)	(20)	(42)

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$1,943	$410	$314
32% equity-method investment in the Consumer Healthcare JV received in exchange for contributing Pfizer’s Consumer Healthcare business(a)	—	—	15,711
(a)The $8.3 billion Gain on completion of Consumer Healthcare JV transaction, net of cash conveyed reflects the receipt of a 32% equity-method investment in the new company initially valued at $15.7 billion in exchange for net assets contributed of $7.6 billion and is presented in operating activities net of $146 million cash conveyed that is reflected in Other investing activities, net. See Note 2C.
See Accompanying Notes.

Pfizer Inc.	2021 Form 10-K	56

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

At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. See Note 17. On December 31, 2021, we completed the sale of our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products. Prior to its sale, Meridian was managed within the Hospital therapeutic area. Beginning in the fourth quarter of 2021, the financial results of Meridian are reflected as discontinued operations for all periods presented. On December 21, 2020, Pfizer and Viatris completed the termination of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (the Mylan-Japan collaboration) pursuant to an agreement dated November 13, 2020, and we transferred related inventories and operations that were part of the Mylan-Japan collaboration to Viatris. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and the Mylan-Japan collaboration were reflected as discontinued operations for all periods presented. The assets and liabilities associated with Meridian and the Mylan-Japan collaboration are classified as assets and liabilities of discontinued operations as of December 31, 2020. Upon completion of the spin-off of the Upjohn Business on November 16, 2020, the Upjohn assets and liabilities were derecognized from our consolidated balance sheet and are reflected in Retained Earnings–Distribution of Upjohn Business in the consolidated statement of equity. Prior to the spin-off of the Upjohn Business in November 2020, the Upjohn Business, the Mylan-Japan collaboration and Meridian were managed as part of our former Upjohn operating segment. With the separation of the Upjohn Business, the Mylan-Japan collaboration and Meridian, as well as the formation of the Consumer Healthcare JV in 2019, Pfizer transformed into a more focused, global leader in science-based innovative medicines and vaccines. Certain prior year amounts have been reclassified to conform with the current year presentation. In addition, other acquisitions and business development activities completed in 2021, 2020 and 2019 impacted financial results in the periods presented. See Note 2.

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
C. Change in Accounting Principle

In the first quarter of 2021, we adopted a change in accounting principle to a more preferable policy under U.S. GAAP to immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (MTM Accounting). Under the prior policy, we deferred recognition of these gains and losses in Accumulated other comprehensive loss. The accumulated actuarial gains/losses outside of a “corridor” were then amortized into net periodic benefit costs over the average remaining service period or the average life expectancy of participants. This change has been applied to all pension and postretirement plans on a retrospective basis for all prior periods presented, and as of January 1, 2019, resulted in a cumulative effect decrease to Retained earnings of $6.0 billion, with a corresponding offset to Accumulated other comprehensive loss. Each time a pension or postretirement plan is remeasured, the actuarial gain or loss is recognized immediately and classified as Other (income)/deductions––net.

We believe that MTM Accounting is a more preferable policy as it provides improved transparency of results and performance, better alignment with fair value accounting principles and a better reflection of current economic and interest rate trends on plan investments and assumptions and the actuarial impact of plan remeasurements.

Pfizer Inc.	2021 Form 10-K	57

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The impacts of the adjustments on our consolidated financial statements are summarized as follows:
	Year Ended December 31,
	2021			2020			2019
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted	Previous Accounting Principle	Impact of Change	As Adjusted
Consolidated Statements of Income:
(Gain) on completion of Consumer Healthcare JV transaction	$—	$—	$—	$(6)	$—	$(6)	$(8,086)	$(21)	$(8,107)
Other (income)/deductions––net	(2,820)	(2,058)	(4,878)	672	547	1,219	3,264	233	3,497
Income from continuing operations before provision/(benefit) for taxes on income	22,253	2,058	24,311	7,584	(547)	7,036	11,533	(212)	11,321
Provision/(benefit) for taxes on income	1,399	453	1,852	496	(125)	370	631	(48)	583
Discontinued operations––net of tax	(434)	—	(434)	2,564	(35)	2,529	5,400	(82)	5,318
Net income before allocation to noncontrolling interests	20,420	1,605	22,025	9,652	(457)	9,195	16,302	(246)	16,056
Net income attributable to Pfizer Inc. common shareholders	20,374	1,605	21,979	9,616	(457)	9,159	16,273	(246)	16,026
Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3.71	$0.29	$4.00	$1.27	$(0.08)	$1.19	$1.95	$(0.03)	$1.92
Discontinued operations––net of tax	(0.08)	—	(0.08)	0.46	(0.01)	0.46	0.97	(0.01)	0.95
Net income attributable to Pfizer Inc. common shareholders	3.63	0.29	3.92	1.73	(0.08)	1.65	2.92	(0.04)	2.88
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3.65	$0.28	$3.93	$1.25	$(0.07)	$1.18	$1.92	$(0.03)	$1.89
Discontinued operations––net of tax	(0.08)	—	(0.08)	0.46	(0.01)	0.45	0.95	(0.01)	0.94
Net income attributable to Pfizer Inc. common shareholders	3.57	0.28	3.85	1.71	(0.08)	1.63	2.87	(0.04)	2.82

	Year Ended December 31,
	2021			2020			2019
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted	Previous Accounting Principle	Impact of Change	As Adjusted
Consolidated Statements of Comprehensive Income:
Foreign currency translation adjustments, net	$(731)	$49	$(682)	$957	$(185)	$772	$654	$21	$675
Benefit plans: actuarial gains/(losses), net	1,565	(1,565)	—	(1,128)	1,128	—	(826)	826	—
Reclassification adjustments related to amortization	285	(285)	—	276	(276)	—	241	(241)	—
Reclassification adjustments related to settlements, net	209	(209)	—	278	(278)	—	274	(274)	—
Other	49	(49)	—	(189)	189	—	22	(22)	—
Tax provision/(benefit) on other comprehensive income/(loss)	545	(475)	71	(349)	122	(227)	115	63	178
Consolidated Statements of Cash Flows:
Deferred taxes from continuing operations	$(4,746)	$453	$(4,293)	$(1,449)	$(125)	$(1,575)	$609	$(48)	$561
Benefit plan contributions in excess of expense/income	(1,065)	(2,058)	(3,123)	(1,790)	547	(1,242)	(288)	233	(55)

	Year Ended December 31,
	2021			2020
(MILLIONS)	Previous Accounting Principle	Impact of Change	As Reported	Previous Accounting Principle	Impact of Change	As Adjusted
Consolidated Balance Sheets:
Noncurrent deferred tax assets and other noncurrent tax assets	$3,320	$22	$3,341	$2,383	$—	$2,383
Other noncurrent assets	7,679	—	7,679	4,879	—	4,879
Pension benefit obligations	3,489	—	3,489	4,766	—	4,766
Retained earnings	101,789	1,605	103,394	96,770	(6,378)	90,392
Accumulated other comprehensive loss	(4,313)	(1,583)	(5,897)	(11,688)	6,378	(5,310)

Pfizer Inc.	2021 Form 10-K	58

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

D. Estimates and Assumptions

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
E. Acquisitions

Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired IPR&D be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business, as defined in U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed in Research and development expenses.

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

F. Fair Value

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

Pfizer Inc.	2021 Form 10-K	59

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

G. Foreign Currency Translation

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

H. Revenues and Trade Accounts Receivable

Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We typically determine transfer of control based on when the product is shipped or delivered and title passes to the customer.
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
The following outlines our common sales arrangements:
•Customers––Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In the U.S., we primarily sell our vaccines products directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies, and integrated delivery networks. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. Prescription pharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through PBMs, and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).
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
•Provisions for pharmaceutical chargebacks (primarily reimbursements to U.S. wholesalers for honoring contracted prices and legislated discounts to third parties) closely approximate actual amounts incurred, as we settle these deductions generally within two to five weeks of incurring the liability.
We recorded direct product sales and/or Alliance revenues of more than $1 billion for each of nine products in 2021, for each of seven products in 2020 and for each of six products in 2019. In the aggregate, these direct products sales and/or alliance product revenues represented 75% of our revenues in 2021, 54% of our revenues in 2020 and 49% of our revenues in 2019. See Note 17B for additional information. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices and lower volumes due to added generic competition. We generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights.

Pfizer Inc.	2021 Form 10-K	60

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:
	As of December 31,
(MILLIONS)	2021	2020
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,077	$861

Other current liabilities:
Accrued rebates	3,811	3,017
Other accruals	528	432

Other noncurrent liabilities	433	399
Total accrued rebates and other sales-related accruals	$5,850	$4,708
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
During 2021 and 2020, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our consolidated financial statements.

I. Collaborative Arrangements

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
Reimbursements to or from our collaboration partners for development costs are typically recorded in Research and development expenses. Upfront payments and pre-approval milestone payments due from us to our collaboration partners in development stage collaborations are recorded as Research and development expenses. Milestone payments due from us to our collaboration partners after regulatory approval has been attained for a medicine are recorded in Identifiable intangible assets—Developed technology rights. Upfront and pre-approval milestone payments earned from our collaboration partners by us are recognized in Other (income)/deductions—net over the development period for the products, when our performance obligations include providing R&D services to our collaboration partners. Upfront, pre-approval and post-approval milestone payments earned by us may be recognized in Other (income)/deductions—net immediately when earned or over other periods depending upon the nature of our performance obligations in the applicable collaboration. Where the milestone event is regulatory approval for a medicine, we generally recognize milestone payments due to us in the transaction price when regulatory approval in the applicable jurisdiction has been attained. We may recognize milestone payments due to us in the transaction price earlier than the milestone event in certain circumstances when recognition of the income would not be probable of a significant reversal.
J. Cost of Sales and Inventories

Inventories are recorded at the lower of cost or net realizable value. The cost of finished goods, work in process and raw materials is determined using average actual cost. We regularly review our inventories for impairment and reserves are established when necessary.

K. Selling, Informational and Administrative Expenses

Selling, informational and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, shipping and handling, information technology and legal defense. Advertising expenses totaled approximately $2.0 billion in 2021, $1.8 billion in 2020 and $2.3 billion in 2019. Production costs are expensed as incurred and the costs of TV, radio, and other electronic media and publications are expensed when the related advertising occurs.

Pfizer Inc.	2021 Form 10-K	61

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

L. Research and Development Expenses

R&D costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments we make to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, we typically amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

M. Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets
Long-lived assets include:
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

N. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

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

O. Cash Equivalents and Statement of Cash Flows
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased. If items meeting this definition are part of a larger investment pool, we classify them as Short-term investments.

Pfizer Inc.	2021 Form 10-K	62

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Cash flows for financial instruments designated as fair value or cash flow hedges may be included in operating, investing or financing activities, depending on the classification of the items being hedged. Cash flows for financial instruments designated as net investment hedges are classified according to the nature of the hedging instrument. Cash flows for financial instruments that do not qualify for hedge accounting treatment are classified according to their purpose and accounting nature.
P. Investments and Derivative Financial Instruments
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

Q. Tax Assets and Liabilities and Income Tax Contingencies

Tax Assets and Liabilities

Current tax assets primarily include (i) tax effects for intercompany transfers of inventory within our combined group, which are recognized in the consolidated statements of income when the inventory is sold to a third party and (ii) income tax receivables that are expected to be recovered either via refunds from taxing authorities or reductions to future tax obligations.

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

Other taxes payable as of December 31, 2021 and 2020 include liabilities for uncertain tax positions and the noncurrent portion of the repatriation tax liability for which we elected payment over eight years through 2026. For additional information, see Note 5D for uncertain tax positions and Note 5A for the repatriation tax liability and other estimates and assumptions in connection with the TCJA.

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

Pfizer Inc.	2021 Form 10-K	63

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

R. Pension and Postretirement Benefit Plans

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

S. Legal and Environmental Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, such as patent litigation, product liability and other product-related litigation, commercial litigation, environmental claims and proceedings, government investigations and guarantees and indemnifications. In assessing contingencies related to legal and environmental proceedings that are pending against the Company, or unasserted claims that are probable of being asserted, we record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured.

T. Share-Based Payments

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
Note 2. Acquisitions, Divestitures, Equity-Method Investments, Licensing Arrangements and Collaborative Arrangements

A. Acquisitions
Trillium

On November 17, 2021, we acquired all of the issued and outstanding common stock not already owned by Pfizer of Trillium, a clinical stage immuno-oncology company developing therapies targeting cancer immune evasion pathways and specific cell targeting approaches, for a price of $18.50 per share in cash, for total consideration of $2.0 billion, net of cash acquired. As a result, Trillium became our wholly owned subsidiary. We previously held a 2% ownership investment in Trillium. Trillium’s lead program, TTI-622, is an investigational fusion protein that is designed to block the inhibitory activity of CD47, a molecule that is overexpressed by a wide variety of tumors.

We accounted for the transaction as an asset acquisition since the lead asset, TTI-622, represented substantially all of the fair value of the gross assets acquired, which exclude cash acquired. At the acquisition date, we recorded a $2.1 billion charge representing an acquired IPR&D asset with no alternative future use in Research and development expenses, of which the $2.0 billion net cash consideration is presented as a cash outflow from operating activities. In connection with this acquisition, we recorded $256 million of assets acquired primarily consisting of cash and investments. Liabilities assumed were approximately $81 million.
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

Pfizer Inc.	2021 Form 10-K	64

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Array’s portfolio includes Braftovi (encorafenib) and Mektovi (binimetinib), a broad pipeline of targeted cancer medicines in different stages of R&D, as well as a portfolio of out-licensed medicines, which may generate milestones and royalties over time.
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2020. In connection with this acquisition, we recorded: (i) $6.3 billion in Identifiable intangible assets, consisting of $2.0 billion of Developed technology rights with a useful life of 16 years, $2.8 billion of IPR&D and $1.5 billion of Licensing agreements and other ($1.2 billion for technology in development––indefinite-lived licensing agreements and $360 million for developed technology––finite-lived licensing agreements with a useful life of 10 years), (ii) $6.1 billion of Goodwill, (iii) $1.1 billion of net deferred tax liabilities and (iv) $451 million of assumed long-term debt, which was paid in full in 2019.
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

B. Divestitures

Meridian
On December 31, 2021, we completed the sale of our Meridian subsidiary for approximately $51 million in cash and recognized a loss of approximately $167 million, net of tax, in Discontinued operations––net of tax. In connection with the sale, Pfizer and the purchaser of Meridian entered into various agreements to provide a framework for our relationship after the sale, including interim TSAs and a manufacturing supply agreement (MSA). The TSAs primarily involve Pfizer providing services related to information technology, among other activities, and are generally expected to be for terms of no more than 12 to 18 months post sale. The MSA is for a term of three years post sale with a two year extension period. No amounts were recorded under the above arrangements in 2021.
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
In connection with the Transactions, in June 2020, Upjohn Inc. and Upjohn Finance B.V. completed privately placed debt offerings of $7.45 billion and €3.60 billion aggregate principal amounts, respectively, (approximately $11.4 billion) of senior unsecured notes and entered into other financing arrangements, including a $600 million delayed draw term loan agreement and a revolving credit facility agreement for up to $4.0 billion. Proceeds from the debt offerings and other financing arrangements were used to fund the $12.0 billion cash distribution Viatris made to Pfizer prior to the Distribution. We used the cash distribution proceeds to pay down commercial paper borrowings and redeem the $1.15 billion aggregate principal amount outstanding of our 1.95% senior unsecured notes that were due in June 2021 and $342 million aggregate principal amount outstanding of our 5.80% senior unsecured notes that were due in August 2023, before the maturity date. Interest expense for the $11.4 billion in debt securities incurred during 2020 is included in Discontinued operations––net of tax. Following the Separation and Combination of the Upjohn Business with Mylan, we are no longer the obligor or guarantor of any Upjohn debt or Upjohn financing arrangements.
As a result of the spin-off of the Upjohn Business, we distributed net assets of $1.6 billion as of November 16, 2020, which was reflected as a reduction to Retained earnings and reflects the change in accounting principle in the first quarter of 2021 to MTM Accounting. See Note 1C. Of this amount, $412 million represents cash transferred to the Upjohn Business, with the remainder considered a non-cash activity in the consolidated statement of cash flows for the year ended December 31, 2020. The spin-off also resulted in a net increase to Accumulated other comprehensive loss of $423 million for the derecognition of net gains on foreign currency translation adjustments of $397 million and prior service net credits associated with benefit plans of $26 million, which were reclassified to Retained earnings.
As a result of the separation of Upjohn, we incurred separation-related costs of $434 million in 2020 and $83 million in 2019, which are included in Discontinued operations––net of tax. These costs primarily relate to professional fees for regulatory filings and separation activities within finance, tax, legal and information system functions as well as investment banking fees.

Pfizer Inc.	2021 Form 10-K	65

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

In connection with the Transactions, Pfizer and Viatris entered into various agreements to effect the Separation and Combination to provide a framework for our relationship after the Combination, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. The terms of the MSAs range in initial duration from four to seven years post-Separation. The TSAs primarily involve Pfizer providing services to Viatris related to finance, information technology and human resource infrastructure and are generally expected to be for terms of no more than three years post-Separation. The amounts recorded under the above agreements were not material to our consolidated results of operations in 2021 and 2020. In addition, Pfizer and Mylan had a pre-existing arms-length commercial agreement, which is continuing with Viatris and is not material to Pfizer’s consolidated financial statements.
Net amounts due from Viatris under the above agreements were $53 million as of December 31, 2021 and $401 million as of December 31, 2020. The cash flows associated with the above agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net, and was recorded as a payable to Viatris in Other current liabilities as of December 31, 2020.

Components of Discontinued operations––net of tax:
	Year Ended December 31,(a)
(MILLIONS)	2021	2020	2019
Revenues	$277	$7,572	$10,845
Costs and expenses:
Cost of sales	204	2,106	2,173
Selling, informational and administrative expenses	26	1,682	1,624
Research and development expenses	9	224	265
Amortization of intangible assets	45	224	181
Restructuring charges and certain acquisition-related costs	2	29	146
Other (income)/deductions––net	365	428	401
Pre-tax income/(loss) from discontinued operations	(375)	2,879	6,056
Provision/(benefit) for taxes on income	(107)	349	738
Income/(loss) from discontinued operations––net of tax	(268)	2,529	5,318
Pre-tax loss on sale of discontinued operations	(211)	—	—
Benefit for taxes on income	(44)	—	—
Loss on sale of discontinued operations––net of tax	(167)	—	—
Discontinued operations––net of tax	$(434)	$2,529	$5,318
(a)In 2021, Discontinued operations—net of tax primarily includes (i) the operations of Meridian prior to its sale on December 31, 2021 recognized in Income/(loss) from discontinued operations—net of tax, which includes a pre-tax amount for a Multi-District Litigation relating to EpiPen against the Company in the U.S. District Court for the District of Kansas for $345 million; and (ii) the after tax loss of $167 million related to the sale of Meridian recognized in Loss on sale of discontinued operations––net of tax. To a much lesser extent, Discontinued operations—net of tax in 2021 also includes the operations of the Mylan-Japan collaboration prior to its termination on December 21, 2020 and post-closing adjustments directly related to our former Upjohn and Nutrition discontinued businesses, including adjustments for tax, benefits and legal-related matters recognized in Income/(loss) from discontinued operations—net of tax. In 2020 and 2019, Discontinued operations—net of tax relates to the operations of the Upjohn Business, Meridian and the Mylan-Japan collaboration and includes the change in accounting principle in the first quarter of 2021 to MTM Accounting. See Note 1C. In 2020, Discontinued operations—net of tax includes pre-tax interest expense of $116 million associated with the U.S. dollar and Euro denominated senior unsecured notes issued by Upjohn Inc. and Upjohn Finance B.V. in the second quarter of 2020 and pre-tax charges of $223 million related to the remeasurement of Euro debt issued by Upjohn Finance B.V. in the second quarter of 2020.

Components of assets and liabilities of discontinued operations and other assets held for sale:
	As of December 31,(a)
(MILLIONS)	2021	2020
Current assets of discontinued operations and other assets held for sale––Other current assets	$25	$215

Property, plant and equipment	$—	$155
Identifiable intangible assets	—	134
Other noncurrent assets	—	29
Noncurrent assets of discontinued operations––Other noncurrent assets	$—	$319

Current liabilities of discontinued operations––Other current liabilities	$—	$74

Noncurrent liabilities of discontinued operations––Other noncurrent liabilities	$—	$16
(a)Amounts as of December 31, 2021 represent property, plant and equipment held for sale. Amounts as of December 31, 2020 primarily relate to discontinued operations of our former Meridian subsidiary and the Mylan-Japan collaboration.

Pfizer Inc.	2021 Form 10-K	66

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Equity-Method Investments
Formation of Consumer Healthcare JV
On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operates globally under the GSK Consumer Healthcare name. In exchange, we received a 32% equity stake in the new company and GSK owns the remaining 68%. Upon closing, we deconsolidated our Consumer Healthcare business and recognized a pre-tax gain of $8.1 billion ($5.4 billion, net of tax) in the third quarter of 2019 in (Gain) on completion of Consumer Healthcare JV transaction for the difference in the fair value of our 32% equity stake and the carrying value of our Consumer Healthcare business. Our financial results and our Consumer Healthcare segment’s operating results for 2019 reflect seven months of Consumer Healthcare segment domestic operations and eight months of Consumer Healthcare segment international operations. The financial results for 2021 and 2020 do not reflect any contribution from the Consumer Healthcare business.
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
We are accounting for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $16.3 billion as of December 31, 2021 and $16.7 billion as of December 31, 2020 and is reported as a private equity investment in Equity-method investments as of December 31, 2021 and 2020. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2020 to December 31, 2021 is primarily due to dividends totaling $499 million, as well as $384 million in pre-tax foreign currency translation adjustments (see Note 6), partially offset by our share of the JV’s earnings. We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net commencing from August 1, 2019. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and the first nine months of 2021, which we recorded in our operating results in 2021, was $495 million. Our total share of the JV’s earnings generated in the fourth quarter of 2019 and the first nine months of 2020, which we recorded in our operating results in 2020, was $417 million. Our total share of two months of the JV’s earnings generated in the third quarter of 2019, which we recorded in our operating results in the fourth quarter of 2019, was $47 million. As of the July 31, 2019 closing date, we estimated that the fair value of our investment in the Consumer Healthcare JV was $15.7 billion and that 32% of the underlying equity in the carrying value of the net assets of the Consumer Healthcare JV was $11.2 billion, resulting in an initial basis difference of approximately $4.5 billion. In the fourth quarter of 2019, we preliminarily completed the allocation of the basis difference, which resulted from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV, primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities and equity method goodwill within the investment account. During the fourth quarter of 2019, the Consumer Healthcare JV revised the initial carrying value of the net assets of the JV and our 32% share of the underlying equity in the carrying value of the net assets of the Consumer Healthcare JV was reduced to $11.0 billion and our initial basis difference was increased to $4.8 billion. The adjustment was allocated to equity method goodwill within the investment account. We began recording the amortization of basis differences allocated to inventory, definite-lived intangible assets and related deferred tax liabilities in Other (income)/deductions––net commencing August 1, 2019. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV is included in Other (income)/deductions––net and was not material to our results of operations in the periods presented. See Note 4. Amortization of basis differences on inventory and related deferred tax liabilities was completely recognized by the second quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over the lives of the underlying assets, which range from 8 to 20 years.
As a part of Pfizer in 2019, pre-tax income on a management basis for the Consumer Healthcare business was $654 million through July 31, 2019.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, as of September 30, 2021, the most recent period available, and as of September 30, 2020 and for the periods ending September 30, 2021, 2020, and 2019 is as follows:

(MILLIONS)	September 30, 2021	September 30, 2020
Current assets	$6,890	$6,614
Noncurrent assets	39,445	38,361
Total assets	$46,335	$44,975

Current liabilities	$5,133	$5,246
Noncurrent liabilities	5,218	5,330
Total liabilities	$10,351	$10,576

Equity attributable to shareholders	$35,705	$34,154
Equity attributable to noncontrolling interests	279	245
Total net equity	$35,984	$34,400

Pfizer Inc.	2021 Form 10-K	67

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

	For the Twelve Months Ending		For the Two Months Ending
(MILLIONS)	September 30, 2021	September 30, 2020	September 30, 2019
Net sales	$12,836	$12,720	$2,161
Cost of sales	(4,755)	(5,439)	(803)
Gross profit	$8,081	$7,281	$1,358
Income from continuing operations	1,614	1,350	152
Net income	1,614	1,350	152
Income attributable to shareholders	1,547	1,307	148
Investment in ViiV

In 2009, we and GSK created ViiV, which is focused on research, development and commercialization of human immunodeficiency virus (HIV) medicines. We own approximately 11.7% of ViiV, and prior to 2016 we accounted for our investment under the equity method due to the significant influence that we have over the operations of ViiV through our board representation and minority veto rights. We suspended application of the equity method to our investment in ViiV in 2016 when the carrying value of our investment was reduced to zero due to the recognition of cumulative equity method losses and dividends. Since 2016, we have recognized dividends from ViiV as income in Other (income)/deductions––net when earned, including dividends of $166 million in 2021, $278 million in 2020 and $220 million in 2019 (see Note 4).

Summarized financial information for our equity method investee, ViiV, as of December 31, 2021 and 2020 and for the years ending December 31, 2021, 2020, and 2019 is as follows:
	As of December 31,
(MILLIONS)	2021	2020
Current assets	$3,608	$3,283
Noncurrent assets	3,563	3,381
Total assets	$7,171	$6,664

Current liabilities	$3,497	$3,028
Noncurrent liabilities	6,536	6,370
Total liabilities	$10,033	$9,398

Total net equity/(deficit) attributable to shareholders	$(2,862)	$(2,734)

	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Net sales	$6,380	$6,224	$6,139
Cost of sales	(682)	(574)	(516)
Gross profit	$5,698	$5,650	$5,623
Income from continuing operations	2,040	2,012	3,398
Net income	2,040	2,012	3,398
Income attributable to shareholders	2,040	2,012	3,398
D. Licensing Arrangements
Agreement with Valneva
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

Agreement with Akcea
On October 4, 2019, we entered into a worldwide exclusive licensing agreement for AKCEA-ANGPTL3-LRx, an investigational antisense therapy being developed to treat patients with certain cardiovascular and metabolic diseases, with Akcea, a wholly-owned subsidiary of Ionis. The transaction closed in November 2019 and we made an upfront payment of $250 million to Akcea, which was recorded in Research and development expenses in our fourth quarter of 2019. On January 31, 2022, we and Ionis announced the discontinuation of the Pfizer-led clinical development program for the licensed product and that we would be returning the rights to the licensed product to Ionis.

Pfizer Inc.	2021 Form 10-K	68

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

E. Collaborative Arrangements
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
Collaboration with Beam
On December 24, 2021, we entered into a multi-year research collaboration with Beam to utilize Beam’s in vivo base editing programs, which use mRNA and lipid nanoparticles, for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the agreement, Beam conducts all research activities through development candidate selection for three undisclosed targets, which are not included in Beam’s existing programs, and we may opt in to obtain exclusive licenses to each development candidate. Beam has a right to opt in, at the end of phase 1/2 studies, upon the payment by Beam of an option exercise fee, to a global co-development and co-commercialization agreement with respect to one program licensed under the collaboration pursuant to which we and Beam would share net profits as well as development and commercialization costs in a 65%/35% ratio (Pfizer/Beam). Upon entering into the agreement, we recorded $300 million in Research and development expenses in the fourth quarter of 2021 for an upfront payment due to Beam, and if we exercise our opt in to licenses for all three targets, Beam would be eligible for up to an additional $1.05 billion in development, regulatory and commercial milestone payments for a potential total deal consideration of up to $1.35 billion. Beam is also eligible to receive royalties on global net sales for each licensed program.
Collaboration with Arvinas
On July 21, 2021, we entered into a global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader. The estrogen receptor is a well-known disease driver in most breast cancers. In connection with the agreement, we made an upfront cash payment of $650 million to Arvinas and we made a $350 million equity investment in the common stock of Arvinas. We recognized $706 million for the upfront payment and a premium paid on our equity investment in Research and development expenses in our third quarter of 2021. Arvinas is also eligible to receive up to $400 million in approval milestones and up to $1 billion in commercial milestones. The companies will equally share worldwide development costs, commercialization expenses and profits. As of December 31, 2021, we held a 6.5% equity stake of Arvinas.
Collaboration with Myovant
On December 26, 2020, we entered into a collaboration with Myovant to jointly develop and commercialize Orgovyx (relugolix) in advanced prostate cancer and Myfembree (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in women’s health in the U.S. and Canada. We also received an exclusive option to commercialize relugolix in oncology outside the U.S. and Canada, excluding certain Asian countries, which we declined to exercise. Under the terms of the agreement, the companies will equally share profits and allowable expenses for Orgovyx and Myfembree in the U.S. and Canada, with Myovant bearing our share of allowable expenses up to a maximum of $100 million in 2021 and up to a maximum of $50 million in 2022. We record our share of gross profits as Alliance revenue. Myovant remains responsible for regulatory interactions and drug supply and continues to lead clinical development for Myfembree. Myovant is entitled to receive up to $4.35 billion, including an upfront payment of $650 million, which was made in December 2020, $200 million in potential regulatory milestones for FDA approvals for Myfembree in women’s health, of which $100 million was paid to Myovant in July 2021 and recognized as Identifiable intangible assets—Developed technology rights, and tiered sales milestones of up to $3.5 billion in total for prostate cancer and for the combined women’s health indications. In connection with this transaction, in 2020 we recognized $499 million in Identifiable intangible assets––Developed technology rights and $151 million in Research and development expenses representing the relative fair value of the portion of the upfront payment allocated to the approved indication and unapproved indications of the product, respectively.
Collaboration with CStone
On September 29, 2020, we entered into a strategic collaboration with CStone to address oncological needs in China. The collaboration encompasses our $200 million upfront equity investment in CStone, the development and commercialization of CStone’s sugemalimab (CS1001, PD-L1 antibody) in mainland China, and a framework between the companies to bring additional oncology assets to the Greater China market. The transaction closed on October 9, 2020. As of December 31, 2021, we held a 9.8% equity stake of CStone.
Collaborations with BioNTech
On December 30, 2021, we entered into a new research, development and commercialization agreement to develop a potential first mRNA-based vaccine for the prevention of shingles (herpes zoster virus) based on BioNTech’s proprietary mRNA technology and our antigen technology. Under the terms of the agreement, we agreed to pay BioNTech $225 million, including an upfront cash payment of $75 million and an equity investment of $150 million. BioNTech is eligible to receive future regulatory and sales milestone payments of up to $200 million. In return, BioNTech agreed to pay us $25 million for our proprietary antigen technology. The net upfront payment to BioNTech was recorded to Research and development expenses in our fourth quarter of 2021. We and BioNTech will share development costs. We will have commercialization rights to the potential vaccine worldwide, excluding Germany, Turkey and certain developing countries where BioNTech will have commercialization rights. We and BioNTech will share gross profits from commercialization of any product.
On April 9, 2020, we signed a global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program, BNT162b2, aimed at preventing COVID-19 infection. In connection with the April 2020 agreement, we made an upfront cash payment of $72 million and an equity investment in the common stock of BioNTech of $113 million. We recognized $98 million for the upfront payment and a premium paid on the equity investment in Research and development expenses in our second quarter of 2020. BioNTech became eligible to receive potential milestone payments of up to $563 million for a total consideration of $748 million. Under the terms of this agreement, we and BioNTech share gross profits and development costs equally after approval and successful commercialization of the vaccine, and we were responsible for all of

Pfizer Inc.	2021 Form 10-K	69

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

the development costs until commercialization of the vaccine. Thereafter, BioNTech was to repay us its 50 percent share of these development costs through reductions in gross profit sharing and milestone payments to BioNTech over time. On January 29, 2021, we and BioNTech signed an amended version of the April 2020 agreement. Under the January 2021 agreement, BioNTech paid us their 50 percent share of prior development costs in a lump sum payment during the first quarter of 2021. Further R&D costs are being shared equally. We have commercialization rights to the vaccine worldwide, excluding Germany and Turkey where BioNTech markets and distributes the vaccine under the agreement with us, and excluding China, Hong Kong, Macau and Taiwan, which are subject to a separate collaboration between BioNTech and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. We recognize Revenues and Cost of sales on a gross basis in markets where we are commercializing the vaccine and we record our share of gross profits related to sales of the vaccine by BioNTech in Germany and Turkey in Alliance revenues.
We made an additional investment of $50 million in common stock of BioNTech as part of an underwritten equity offering by BioNTech, which closed in July 2020. As of December 31, 2021, we held an equity stake of 2.5% of BioNTech.
Summarized Financial Information for Collaborative Arrangements

The following provides the amounts and classification of payments (income/(expense)) between us and our collaboration partners:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Revenues—Revenues(a)	$590	$284	$305
Revenues—Alliance revenues(b)	7,652	5,418	4,648
Total revenues from collaborative arrangements	$8,241	$5,703	$4,953
Cost of sales(c)	$(16,169)	$(61)	$(52)
Selling, informational and administrative expenses(d)	(175)	(194)	(176)
Research and development expenses(e)	(742)	(192)	104
Other income/(deductions)—net(f)	820	567	362
(a)Represents sales to our partners of products manufactured by us.
(b)Substantially all relates to amounts earned from our partners under co-promotion agreements. The increase in 2021 reflects increases in alliance revenues from Comirnaty, Eliquis and Xtandi, while the increase in 2020 reflects increases in alliance revenues from Eliquis and Xtandi.
(c)Primarily relates to amounts paid to collaboration partners for their share of net sales or profits earned in collaboration arrangements where we are the principal in the transaction, and cost of sales for inventory purchased from our partners. The increase in 2021 is primarily related to Comirnaty.
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
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a more focused, global leader in science-based innovative medicines and vaccines. We have undertaken efforts to ensure our cost base and support model align appropriately with our new operating structure. While certain direct costs transferred to the Consumer Healthcare JV and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. This program is primarily composed of the following three initiatives:
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
•We are also optimizing our manufacturing network under this program and incurring one-time costs for cost-reduction initiatives related to our manufacturing operations. We expect to incur costs of $800 million, with approximately 25% of the costs to be non-cash. The costs for this effort include, among other things, severance costs, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
The program costs discussed above are expected to be incurred primarily from 2020 through 2022, and may be rounded and represent approximations.
From the start of this program in the fourth quarter of 2019 through December 31, 2021, we incurred costs of $2.2 billion, of which $856 million is associated with Biopharma ($712 million in 2021, $79 million in 2020 and $64 million in 2019).

Pfizer Inc.	2021 Form 10-K	70

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Key Activities
In 2021 and 2020, we incurred costs of $1.3 billion and $838 million, respectively, composed primarily of the Transforming to a More Focused Company program. In 2019, we incurred costs of $820 million composed of $548 million for the 2017-2019 and Organizing for Growth initiatives, $288 million for the integration of Array, $94 million for the integration of Hospira, and $87 million for the Transforming to a More Focused Company program, partially offset by income of $197 million, primarily due to the reversal of certain accruals upon the effective favorable settlement of an IRS audit for multiple tax years and other acquisition-related initiatives.

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Restructuring charges/(credits):
Employee terminations	$680	$474	$108
Asset impairments	53	66	69
Exit costs/(credits)	8	(6)	50
Restructuring charges/(credits)(a)	741	535	227
Transaction costs(b)	20	10	63
Integration costs and other(c)	41	34	311
Restructuring charges and certain acquisition-related costs	802	579	601
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net(d)	(63)	3	23
Additional depreciation––asset restructuring recorded in our consolidated statements of income as follows(e):
Cost of sales	63	21	29
Selling, informational and administrative expenses	23	—	3
Research and development expenses	—	(3)	8
Total additional depreciation––asset restructuring	87	17	40
Implementation costs recorded in our consolidated statements of income as follows(f):
Cost of sales	45	40	61
Selling, informational and administrative expenses	426	197	73
Research and development expenses	1	1	22
Total implementation costs	472	238	156
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$1,298	$838	$820
(a)Represents acquisition-related costs ($9 million credit in 2021 and $192 million credit in 2019) and cost reduction initiatives ($750 million charge in 2021, $535 million charge in 2020, and $418 million charge in 2019). 2021 and 2020 charges mainly represent employee termination costs for our Transforming to a More Focused Company cost-reduction program. 2019 restructuring charges mainly represent employee termination costs for cost-reduction and productivity initiatives, partially offset by the reversal of certain accruals related to our acquisition of Wyeth upon the effective favorable settlement of an IRS audit for multiple tax years (see Note 5B). The employee termination costs for 2019 were primarily for our improvements to operational effectiveness as part of the realignment of our business structure, and also included employee termination costs for the Transforming to a More Focused Company cost-reduction program.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. 2021 costs primarily related to our acquisition of Trillium. 2020 costs primarily related to our acquisition of Array. 2019 costs mainly related to our acquisitions of Array, including $157 million in payments to Array employees for the fair value of previously unvested stock options that was recognized as post-closing compensation expense (see Note 2A), and Hospira.
(d)Amounts include the impact of a change in accounting principle. See Note 1C.
(e)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(f)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, January 1, 2020	$770	$—	$46	$816
Provision	474	66	(6)	535
Utilization and other(a)	(462)	(66)	(25)	(554)
Balance, December 31, 2020(b)	782	—	15	798
Provision	680	53	8	741
Utilization and other(a)	(449)	(53)	34	(468)
Balance, December 31, 2021(c)	$1,014	$—	$57	$1,071
(a)Includes adjustments for foreign currency translation.
(b)Included in Other current liabilities ($628 million) and Other noncurrent liabilities ($169 million).
(c)Included in Other current liabilities ($816 million) and Other noncurrent liabilities ($255 million).

Pfizer Inc.	2021 Form 10-K	71

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Interest income	$(36)	$(73)	$(225)
Interest expense(a)	1,291	1,449	1,573
Net interest expense	1,255	1,376	1,348
Royalty-related income	(857)	(770)	(646)
Net (gains)/losses on asset disposals	(99)	237	(32)
Net (gains)/losses recognized during the period on equity securities(b)	(1,344)	(540)	(454)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(396)	(326)	(168)
Net periodic benefit costs/(credits) other than service costs(d)	(2,547)	311	305
Certain legal matters, net(e)	182	28	292
Certain asset impairments(f)	86	1,691	2,792
Business and legal entity alignment costs(g)	—	—	300
Consumer Healthcare JV equity method (income)/loss(h)	(471)	(298)	(17)
Other, net(i)	(687)	(491)	(224)
Other (income)/deductions––net	$(4,878)	$1,219	$3,497
(a)Capitalized interest totaled $108 million in 2021, $96 million in 2020 and $88 million in 2019.
(b)2021 gains include, among other things, unrealized gains of $1.6 billion related to investments in BioNTech and Cerevel. 2020 gains included, among other things, unrealized gains of $405 million related to investments in BioNTech and SpringWorks Therapeutics, Inc. (SpringWorks). 2019 gains included, among other things, unrealized gains of $295 million related to investments in Cortexyme, Inc. and SpringWorks.
(c)2021 includes, among other things, $188 million of net collaboration income from BioNTech related to the COVID-19 vaccine and $97 million of milestone income from multiple licensees. 2020 included, among other things, (i) a $75 million upfront payment received from our sale of our CK1 assets to Biogen, (ii) $40 million of milestone income from Puma Biotechnology, Inc. related to Neratinib regulatory approvals in the EU, (iii) $30 million of milestone income from Lilly related to the first commercial sale in the U.S. of LOXO-292 for the treatment of RET fusion-positive NSCLC and (iv) $108 million in milestone income from multiple licensees. 2019 included, among other things, $78 million in milestone income from Mylan Pharmaceuticals Inc. related to the FDA’s approval and launch of Wixela Inhub®, a generic of Advair Diskus®(fluticasone propionate and salmeterol inhalation powder) and $52 million in milestone income from multiple licensees.
(d)Amounts include the impact of a change in accounting principle. See Notes 1C and 11. In 2019, other non-service cost components’ activity related to the Consumer Healthcare JV transaction, such as gain on settlements, were recorded in (Gain) on completion of Consumer Healthcare JV transaction.
(e)Includes legal reserves for certain pending legal matters.
(f)2020 represents intangible asset impairment charges associated with our Biopharma segment: (i) $900 million related to IPR&D assets for unapproved indications of certain cancer medicines, acquired in our Array acquisition, and reflected, among other things, updated commercial forecasts; (ii) $528 million related to Eucrisa, a finite-lived developed technology right acquired in our Anacor acquisition, and reflected updated commercial forecasts mainly reflecting competitive pressures; and (iii) $263 million related to finite-lived developed technology rights for certain generic sterile injectables acquired in our Hospira acquisition, and reflected updated commercial forecasts mainly reflecting competitive pressures.
2019 primarily included intangible asset impairment charges of $2.8 billion, mainly composed of $2.6 billion, related to Eucrisa, and reflected updated commercial forecasts mainly reflecting competitive pressures.
(g)Mainly represents incremental costs for the design, planning and implementation of our then new business structure, effective in the beginning of 2019, and primarily includes consulting, legal, tax and other advisory services.
(h)See Note 2C.
(i)2021 includes, among other things, (i) income net of costs associated with TSAs of $288 million; (ii) dividend income of $166 million from our investment in ViiV and (iii) charges of $142 million, reflecting the change in the fair value of contingent consideration. 2020 included, among other things, (i) dividend income of $278 million from our investment in ViiV; (ii) income net of costs associated with TSAs of $114 million and (iii) charges of $105 million, reflecting the change in the fair value of contingent consideration. 2019 included, among other things, (i) dividend income of $220 million from our investment in ViiV; (ii) charges of $152 million for external incremental costs, such as transaction costs and costs to separate our Consumer Healthcare business into a separate legal entity, associated with the formation of the Consumer Healthcare JV; and (iii) net losses on early retirement of debt of $138 million.
The asset impairment charges included in Other (income)/deductions––net are based on estimates of fair value.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations

Components of Income from continuing operations before provision/(benefit) for taxes on income include:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
United States	$6,064	$(2,887)	$7,332
International	18,247	9,924	3,988
Income from continuing operations before provision/(benefit) for taxes on income(a), (b)	$24,311	$7,036	$11,321

Pfizer Inc.	2021 Form 10-K	72

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(a)2021 v. 2020––The domestic income in 2021 versus domestic loss in 2020 was mainly related to Comirnaty income, lower asset impairment charges, net periodic benefit credits in 2021 versus net periodic benefit costs in 2020 and higher net gains from equity securities, partially offset by higher R&D expenses. The increase in the international income was primarily related to Comirnaty income, net periodic benefit credits in 2021 versus net periodic benefit costs in 2020 and lower asset impairment charges.
(b)2020 v. 2019––The domestic loss in 2020 versus domestic income in 2019 was mainly related to the non-recurrence of the gain on the completion of the Consumer Healthcare JV transaction as well as higher asset impairment charges and higher R&D expenses. The increase in the international income was primarily related to the non-recurrence of the write off of assets contributed to the Consumer Healthcare JV as well as lower asset impairment charges and lower amortization of intangible assets.

Components of Provision/(benefit) for taxes on income based on the location of the taxing authorities include:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
United States
Current income taxes:
Federal	$3,342	$372	$(1,887)
State and local	34	56	(186)
Deferred income taxes:
Federal	(3,850)	(1,164)	1,254
State and local	(491)	(131)	276
Total U.S. tax benefit	(964)	(867)	(543)
TCJA
Current income taxes	—	—	(135)
Deferred Income taxes	—	—	(187)
Total TCJA tax benefit	—	—	(323)
International
Current income taxes	2,769	1,517	2,418
Deferred income taxes	48	(279)	(969)
Total international tax provision	2,816	1,237	1,449
Provision/(benefit) for taxes on income	$1,852	$370	$583
Amounts discussed below are rounded to the nearest hundred million and represent approximations.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The third annual installment of this liability was paid by its April 15, 2021 due date. The fourth annual installment is due April 18, 2022 and is reported in current Income taxes payable as of December 31, 2021. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
The changes in Provision/(benefit) for taxes on income impacting the effective tax rate year-over-year are summarized below:
2021 v. 2020

The higher effective tax rate in 2021 was mainly the result of:
•the change in the jurisdictional mix of earnings primarily related to Comirnaty; and
•lower tax benefits related to the impairment of intangible assets, partially offset by:
•certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV with GSK based on estimates and assumptions that we believe to be reasonable.
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
•lower tax benefits related to the impairment of intangible assets, partially offset by:
•the non-recurrence of the tax expense of $2.7 billion recorded in the third quarter of 2019 associated with the gain on the completion of the Consumer Healthcare JV transaction; and
•the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
In all years, federal, state and international net tax liabilities assumed or established as part of a business acquisition are not included in Provision/(benefit) for taxes on income (see Note 2A).

Pfizer Inc.	2021 Form 10-K	73

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Tax Rate Reconciliation

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations follows:
	Year Ended December 31,
	2021	2020	2019
U.S. statutory income tax rate	21.0%	21.0%	21.0%
TCJA impact(a)	—	—	(2.9)
Taxation of non-U.S. operations (b), (c)	(4.3)	(9.9)	(4.7)
Tax settlements and resolution of certain tax positions(a)	(0.4)	(2.7)	(14.0)
Completion of Consumer Healthcare JV transaction(a)	—	—	8.3
Certain Consumer Healthcare JV initiatives(a)	(6.0)	—	—
U.S. R&D tax credit	(0.5)	(1.4)	(0.8)
Interest(d)	0.4	1.1	0.6
All other, net(e)	(2.6)	(2.8)	(2.3)
Effective tax rate for income from continuing operations	7.6%	5.3%	5.2%
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
(c)In all years, the reduction in our effective tax rate is a result of the jurisdictional location of earnings and is largely due to lower tax rates in certain jurisdictions, as well as manufacturing and other incentives for our subsidiaries in Singapore and, to a lesser extent, in Puerto Rico. We benefit from Puerto Rican tax incentives pursuant to a grant that expires during 2029. Under such grant, we are partially exempt from income, property and municipal taxes. In Singapore, we benefit from incentive tax rates effective through 2047 on income from manufacturing and other operations.
(d)Includes changes in interest related to our uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions”.
(e)All other, net is primarily due to routine business operations.
C. Deferred Taxes

Components of our deferred tax assets and liabilities, shown before jurisdictional netting, follow:
	2021 Deferred Tax*		2020 Deferred Tax*
(MILLIONS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items(a)	$4,086	$(456)	$3,114	$(336)
Inventories	408	(56)	276	(25)
Intangible assets(b)	1,778	(4,577)	793	(5,355)
Property, plant and equipment(c)	117	(1,647)	211	(1,220)
Employee benefits(d)	1,594	(178)	1,981	(124)
Restructurings and other charges	303	—	291	—
Legal and product liability reserves	373	—	382	—
Net operating loss/tax credit carryforwards(e)	1,431	—	1,761	—
Unremitted earnings	—	(45)	—	(46)
State and local tax adjustments	197	—	171	—
Investments(f)	70	(689)	130	(3,545)
All other	89	(68)	80	(76)
	10,446	(7,714)	9,190	(10,726)
Valuation allowances	(1,462)	—	(1,586)	—
Total deferred taxes	$8,983	$(7,714)	$7,604	$(10,726)
Net deferred tax asset/(liability)(g)	$1,269			$(3,123)
*The deferred tax assets and liabilities associated with global intangible low-taxed income are included in the relevant categories. See Note 1Q.
(a)The increase in net deferred tax assets in 2021 is primarily related to temporary differences associated with Comirnaty royalty accruals and the result of operating lease ROU liabilities recognized during the period.
(b)The increase in the deferred tax assets is primarily due to the acquisition of intangible assets relating to Trillium and the decrease in the 2021 deferred tax liabilities is primarily the result of amortization of intangible assets.

Pfizer Inc.	2021 Form 10-K	74

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(c)The increase in net deferred tax liabilities in 2021 is primarily the result of operating lease ROU assets recognized during the period. See Note 15.
(d)The decrease in net deferred tax assets in 2021 is primarily the result of favorable pension plan asset performance reported in the period. See Note 11A.
(e)The amounts in 2021 and 2020 are reduced for unrecognized tax benefits of $3.0 billion and $3.0 billion, respectively, where we have net operating loss carryforwards, similar tax losses, and/or tax credit carryforwards that are available, under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position.
(f)The decrease in net deferred tax liabilities in 2021 is primarily due to certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV.
(g)In 2021, Noncurrent deferred tax assets and other noncurrent tax assets ($1.6 billion), and Noncurrent deferred tax liabilities ($0.3 billion). In 2020, Noncurrent deferred tax assets and other noncurrent tax assets ($0.9 billion), and Noncurrent deferred tax liabilities ($4.1 billion).

We have carryforwards, primarily related to net operating and capital losses, general business credits, foreign tax credits and charitable contributions, which are available to reduce future U.S. federal and/or state, as well as international, income taxes payable with either an indefinite life or expiring at various times from 2022 to 2041. Certain of our U.S. net operating losses and general business credits are subject to limitations under IRC Section 382.

As of December 31, 2021, we have not made a U.S. tax provision on $55.0 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2021 is not practicable. The amount of indefinitely reinvested earnings is based on estimates and assumptions and subject to management evaluation, and is subject to change in the normal course of business based on operational cash flow, completion of local statutory financial statements and the finalization of tax returns and audits, among other things. Accordingly, we regularly update our earnings and profits analysis for such events.

D. Tax Contingencies

For a description of our accounting policies associated with accounting for income tax contingencies, see Note 1Q.

Uncertain Tax Positions

As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2021, we had $4.5 billion and as of December 31, 2020, we had $4.3 billion in net unrecognized tax benefits, excluding associated interest.
•Tax assets for uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2021, we had $1.5 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.4 billion) and Other taxes payable ($105 million). As of December 31, 2020, we had $1.3 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.1 billion), Noncurrent deferred tax liabilities ($122 million) and Other taxes payable ($46 million).
•Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
(MILLIONS)	2021	2020	2019
Balance, beginning	$(5,595)	$(5,381)	$(6,259)
Acquisitions	—	37	(44)
Divestitures(a)	—	265	—
Increases based on tax positions taken during a prior period(b)	(111)	(232)	(36)
Decreases based on tax positions taken during a prior period(b), (c)	103	64	1,109
Decreases based on settlements for a prior period(d)	24	15	100
Increases based on tax positions taken during the current period(b)	(550)	(411)	(383)
Impact of foreign exchange	22	(72)	25
Other, net(b), (e)	40	120	107
Balance, ending(f)	$(6,068)	$(5,595)	$(5,381)
(a)For 2020, related to the separation of Upjohn. See Note 2B.
(b)Primarily included in Provision/(benefit) for taxes on income.
(c)Primarily related to effectively settling certain issues with the U.S. and foreign tax authorities. See Note 5A.
(d)Primarily related to cash payments and reductions of tax attributes.
(e)Primarily related to decreases as a result of a lapse of applicable statutes of limitations.
(f)In 2021, included in Income taxes payable ($19 million), Other current assets ($42 million) Noncurrent deferred tax assets and other noncurrent tax assets ($3.0 billion), Noncurrent deferred tax liabilities ($5 million) and Other taxes payable ($3.0 billion). In 2020, included in Income taxes payable ($34 million), Noncurrent deferred tax assets and other noncurrent tax assets ($18 million), Noncurrent deferred tax liabilities ($3.0 billion) and Other taxes payable ($2.5 billion).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded primarily in Provision/(benefit) for taxes on income. In 2021 and 2020, we recorded net increases in interest of $108 million and $89 million, respectively. In 2019, we recorded a net decrease in interest of $564 million, resulting primarily from a settlement with the IRS. Gross accrued interest totaled $601 million as of December 31, 2021 (reflecting a decrease of $1 million as a result of cash payments) and gross

Pfizer Inc.	2021 Form 10-K	75

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

accrued interest totaled $493 million as of December 31, 2020 (reflecting a decrease of $5 million as a result of cash payments and a decrease of $75 million relating to the separation of Upjohn). In 2021 and 2020, these amounts were substantially all included in Other taxes payable. Accrued penalties are not significant. See also Note 5A.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued Revenue Agent’s Reports (RARs) for tax years 2011-2013 and 2014-2015. We are not in agreement with the RARs and are currently appealing certain disputed issues. Tax years 2016-2018 are currently under audit. Tax years 2019-2021 are open, but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years in certain major international tax jurisdictions such as Canada (2013-2021), Europe (2011-2021, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), Asia Pacific (2011-2021, primarily reflecting China, Japan and Singapore) and Latin America (1998-2021, primarily reflecting Brazil).

Any settlements or statutes of limitations expirations could result in a significant decrease in our uncertain tax positions. We estimate that it is reasonably possible that within the next 12 months, our gross unrecognized tax benefits, exclusive of interest, could decrease by as much as $75 million, as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

E. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of the Tax provision/(benefit) on other comprehensive income/(loss) include:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Foreign currency translation adjustments, net(a)	$43	$(119)	$260

Unrealized holding gains/(losses) on derivative financial instruments, net	84	(88)	83
Reclassification adjustments for (gains)/losses included in net income	29	(25)	(125)
	114	(113)	(42)
Unrealized holding gains/(losses) on available-for-sale securities, net	(44)	45	—
Reclassification adjustments for (gains)/losses included in net income	(4)	(24)	5
	(48)	22	5
Benefit plans: prior service (costs)/credits and other, net	27	12	(1)
Reclassification adjustments related to amortization of prior service costs and other, net	(47)	(31)	(43)
Reclassification adjustments related to curtailments of prior service costs and other, net	(17)	—	(1)
Other	(1)	1	—
	(38)	(17)	(45)
Tax provision/(benefit) on other comprehensive income/(loss)	$71	$(227)	$178
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss(a):
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/ Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2019	$(6,075)	$167	$(68)	$728	$(5,249)
Other comprehensive income/(loss)(b)	139	(146)	33	(144)	(118)
Balance, December 31, 2019	(5,936)	20	(35)	584	(5,367)
Other comprehensive income/(loss)(b)	883	(448)	151	(106)	480
Distribution of Upjohn Business(c)	(397)	—	—	(26)	(423)
Balance, December 31, 2020	(5,450)	(428)	116	452	(5,310)
Other comprehensive income/(loss)(b)	(722)	547	(336)	(75)	(587)
Balance, December 31, 2021	$(6,172)	$119	$(220)	$377	$(5,897)
(a)Amounts include the impact of a change in accounting principle. See Note 1C.
(b)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments include net losses in 2021 and net gains in 2020 and 2019 related to our equity-method investment in the Consumer Healthcare JV (see Note 2C), and the impact of our net investment hedging program.
(c)For more information, see Note 2B.

Pfizer Inc.	2021 Form 10-K	76

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	As of December 31, 2021			As of December 31, 2020
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$5,365	$—	$5,365	$567	$—	$567

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	17,318	—	17,318	7,719	—	7,719
Government and agency—U.S.	4,050	—	4,050	982	—	982
Corporate and other	647	—	647	1,008	—	1,008
	22,014	—	22,014	9,709	—	9,709
Total short-term investments	27,379	—	27,379	10,276	—	10,276
Other current assets
Derivative assets:
Interest rate contracts	4	—	4	18	—	18
Foreign exchange contracts	704	—	704	234	—	234
Total other current assets	709	—	709	251	—	251
Long-term investments
Classified as equity securities with readily determinable fair values(a)	3,876	3,849	27	2,809	2,776	32

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	465	—	465	6	—	6
Government and agency—U.S.	6	—	6	121	—	121
Corporate and other	50	—	50	—	—	—
	521	—	521	128	—	128
Total long-term investments	4,397	3,849	548	2,936	2,776	160
Other noncurrent assets
Derivative assets:
Interest rate contracts	16	—	16	117	—	117
Foreign exchange contracts	242	—	242	5	—	5
Total derivative assets	259	—	259	122	—	122
Insurance contracts(b)	808	—	808	693	—	693
Total other noncurrent assets	1,067	—	1,067	814	—	814
Total assets	$33,552	$3,849	$29,703	$14,278	$2,776	$11,501

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$476	$—	$476	$501	$—	$501
Total other current liabilities	476	—	476	501	—	501
Other noncurrent liabilities
Derivative liabilities:
Foreign exchange contracts	405	—	405	599	—	599
Total other noncurrent liabilities	405	—	405	599	—	599
Total liabilities	$881	$—	$881	$1,100	$—	$1,100
(a)Long-term equity securities of $194 million as of December 31, 2021 and $190 million as of December 31, 2020 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying value of Long-term debt, excluding the current portion was $36 billion as of December 31, 2021 and $37 billion as of December 31, 2020. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $42 billion as of December 31, 2021 and $46 billion as of December 31, 2020.

Pfizer Inc.	2021 Form 10-K	77

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of December 31, 2021 and 2020. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
	As of December 31,
(MILLIONS)	2021	2020
Short-term investments
Equity securities with readily determinable fair values(a)	$5,365	$567
Available-for-sale debt securities	22,014	9,709
Held-to-maturity debt securities	1,746	161
Total Short-term investments	$29,125	$10,437

Long-term investments
Equity securities with readily determinable fair values	$3,876	$2,809
Available-for-sale debt securities	521	128
Held-to-maturity debt securities	34	37
Private equity securities at cost(b)	623	432
Total Long-term investments	$5,054	$3,406
Equity-method investments	16,472	16,856
Total long-term investments and equity-method investments	$21,526	$20,262
Held-to-maturity cash equivalents	$268	$89
(a)As of December 31, 2021 and 2020, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At December 31, 2021, our investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:

	As of December 31, 2021							As of December 31, 2020
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$18,032	$13	$(263)	$17,783	$17,318	$465	$—	$7,593	$136	$(4)	$7,725
Government and agency––U.S.	4,056	—	(1)	4,055	4,050	6	—	1,104	—	(1)	1,103
Corporate and other	698	—	(1)	697	647	50	—	1,006	2	—	1,008
Held-to-maturity debt securities
Time deposits and other	947	—	—	947	917	18	11	283	—	—	283
Government and agency––non-U.S.	1,102	—	—	1,102	1,097	4	1	5	—	—	5
Total debt securities	$24,835	$14	$(265)	$24,584	$24,029	$543	$13	$9,991	$138	$(5)	$10,124
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity method investments, held at the reporting date:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Net (gains)/losses recognized during the period on equity securities(a)	$(1,344)	$(540)	$(454)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(80)	(24)	(25)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(1,264)	$(515)	$(429)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized gains are observable price changes on equity securities without readily determinable fair values. As of December 31, 2021, there were cumulative impairments and downward adjustments of $97 million and upward adjustments of $156 million. Impairments, downward and upward adjustments were not significant in 2021, 2020 and 2019.

Pfizer Inc.	2021 Form 10-K	78

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Short-Term Borrowings

Short-term borrowings include:
	As of December 31,
(MILLIONS)	2021	2020
Commercial paper	$—	$556
Current portion of long-term debt, principal amount	1,636	2,004
Other short-term borrowings, principal amount(a)	605	145
Total short-term borrowings, principal amount	2,241	2,705
Net unamortized discounts, premiums and debt issuance costs	—	(2)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$2,241	$2,703
(a)Primarily includes cash collateral. See Note 7F.
The weighted-average effective interest rate on commercial paper outstanding was approximately 0.13% as of December 31, 2020.
As of December 31, 2021, we had access to a $7 billion committed U.S. revolving credit facility expiring in 2026, which may be used for general corporate purposes including to support our commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $360 million in lines of credit, of which $322 million expire within one year. Essentially all lines of credit were unused as of December 31, 2021.
D. Long-Term Debt

The following outlines our senior unsecured long-term debt and the weighted-average stated interest rate by maturity:
	As of December 31,
(MILLIONS)	2021	2020
Notes due 2022 (1.0% for 2020)(a)	$—	$1,728
Notes due 2023 (3.2% for 2021 and 2020)	2,550	2,550
Notes due 2024 (3.9% for 2021 and 2020)	2,250	2,250
Notes due 2025 (0.8% for 2021 and 2020)	750	750
Notes due 2026 (2.9% for 2021 and 2020)	3,000	3,000
Notes due 2027 (2.1% for 2021 and 2.0% for 2020)	1,051	1,121
Notes due 2028-2032 (3.1% for 2021 and 3.4% for 2020)	6,660	5,660
Notes due 2033-2037 (5.6% for 2021 and 2020)	4,250	4,250
Notes due 2038-2042 (5.5% for 2021 and 2020)	6,079	6,086
Notes due 2043-2047 (3.7% for 2021 and 2020)	4,858	4,878
Notes due 2048-2050 (3.6% for 2021 and 2020)	3,500	3,500
Total long-term debt, principal amount	34,948	35,774
Net fair value adjustments related to hedging and purchase accounting	1,438	1,562
Net unamortized discounts, premiums and debt issuance costs	(195)	(207)
Other long-term debt	4	4
Total long-term debt, carried at historical proceeds, as adjusted	$36,195	$37,133
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (1.0% for 2021 and 2.6% for 2020))	$1,636	$2,002
(a)Reclassified to the current portion of long-term debt.
Our long-term debt outlined in the above table is generally redeemable by us at any time at varying redemption prices plus accrued and unpaid interest.
Issuances

In August 2021, we issued the following senior unsecured notes at an effective interest rate of 1.79%:
(MILLIONS)		Principal
Interest Rate	Maturity Date	As of December 31, 2021
1.750%(a)	August 18, 2031	$1,000
(a)The notes may be redeemed by us at any time, in whole, or in part, at a redemption price plus accrued and unpaid interest.
In May 2020, we completed a public offering of $4.0 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 2.11% and in March 2020, we completed a public offering of $1.25 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 2.67%.

In March 2019, we completed a public offering of $5.0 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 3.57%.

Pfizer Inc.	2021 Form 10-K	79

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
E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. Where foreign exchange risk is not offset by other exposures, we manage our foreign exchange risk principally through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to mitigate the impact on net income as a result of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen and Canadian dollar.
•We hedge a portion of our forecasted intercompany inventory sales denominated in euro, Japanese yen, Canadian dollar, Chinese renminbi, U.K. pound and Australian dollar for up to two years.
•Under certain market conditions, we may seek to protect against possible declines in the reported net investments of our foreign business entities.

Changes in fair value are reported in earnings or in Other comprehensive income/(loss), depending on the nature and purpose of the financial instrument (hedge or offset relationship). For certain foreign exchange contracts, we exclude an amount from the assessment of hedge effectiveness and recognize the excluded amount through an amortization approach in earnings. The hedge relationships are as follows:
•Generally, we recognize the gains and losses on foreign exchange contracts that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged item. We also recognize the offsetting foreign exchange impact attributable to the hedged item in earnings.
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
•For foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses immediately into earnings along with the earnings impact of the items they generally offset. These contracts take the opposite currency position of that reflected on the balance sheet to counterbalance the effect of any currency movement.
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

We recognize the change in fair value on interest rate contracts that are designated as fair value hedges in earnings, as well as the offsetting earnings impact of the hedged risk attributable to the hedged item.

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
(MILLIONS)	As of December 31, 2021			As of December 31, 2020
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$29,576	$787	$717	$24,369	$145	$1,005
Interest rate contracts	2,250	21	—	1,950	135	—
		808	717		280	1,005

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$21,419	160	164	$15,063	94	95

Total		$968	$881		$373	$1,100
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.8 billion as of December 31, 2021 and $5.0 billion as of December 31, 2020.

Pfizer Inc.	2021 Form 10-K	80

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Year Ended December 31,
(MILLIONS)	2021	2020	2021	2020	2021	2020
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$488	$(649)	$(173)	$(77)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	38	55	38	57

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(7)	369	—	—	—	—
Hedged item	7	(369)	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	468	(501)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	52	181	109	154

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	78	8	—	—
Foreign currency long-term debt	—	—	86	(183)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(192)	178	—	—	—	—
All other net(c)	—	—	1	12	1	(1)
	$(192)	$178	$1,210	$(1,077)	$(25)	$133
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the consolidated statements of income. OCI = Other comprehensive income/(loss), included in the consolidated statements of comprehensive income.
(b)The amounts reclassified from OCI into COS were:
•a net loss of $89 million in 2021; and
•a net gain of $172 million in 2020 (including a gain of $22 million reported in Discontinued operations––net of tax).
The remaining amounts were reclassified from OCI into OID. Based on year-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $362 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 21 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings which are used as net investment hedges. The short-term borrowings carrying value as of December 31, 2021 was $1.1 billion. The long-term debt carrying values as of December 31, 2021 and December 31, 2020 were $844 million and $2.1 billion, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	As of December 31, 2021			As of December 31, 2020
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$2,233	$16	$1,154	$2,016	$117	$1,149
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

Pfizer Inc.	2021 Form 10-K	81

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

allowance for credit losses, see Note 1H. A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 17C.

With respect to our investments, we monitor concentrations of credit risk associated with government, government agency, and corporate issuers of securities. Investments are placed in instruments that are investment grade and are primarily short in duration. Exposure limits are established to limit a concentration with any single credit counterparty. As of December 31, 2021, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by the U.S., Canada, Japan, U.K., Germany, France, Australia, and Switzerland.

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association (ISDA) master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of December 31, 2021, the aggregate fair value of these derivative financial instruments that are in a net payable position was $372 million, for which we have posted collateral of $382 million with a corresponding amount reported in Short-term investments. As of December 31, 2021, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $477 million, for which we have received collateral of $581 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
	As of December 31,
(MILLIONS)	2021	2020
Finished goods	$3,641	$2,867
Work in process	4,424	4,436
Raw materials and supplies	994	716
Inventories(a)	$9,059	$8,020
Noncurrent inventories not included above(b)	$939	$890
(a)The change from December 31, 2020 reflects increases for certain products, including inventory build for new product launches (primarily Comirnaty), network strategy and supply recovery, partially offset by decreases due to market demand.
(b)Included in Other noncurrent assets. There are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $9.7 billion as of December 31, 2021 and $25 million as of December 31, 2020.
Note 9. Property, Plant and Equipment (PP&E)

The following summarizes the components of Property, plant and equipment:
	Useful Lives	As of December 31,
(MILLIONS)	(Years)	2021	2020
Land	-	$423	$443
Buildings	33-50	9,001	8,998
Machinery and equipment	8-20	12,252	11,000
Furniture, fixtures and other	3-12.5	4,457	4,484
Construction in progress	-	3,822	3,481
		29,955	28,406
Less: Accumulated depreciation		15,074	14,661
Property, plant and equipment		$14,882	$13,745

The following provides long-lived assets by geographic area:
	As of December 31,
(MILLIONS)	2021	2020
Property, plant and equipment
United States	$8,385	$7,666
Developed Europe	5,094	4,775
Developed Rest of World	347	413
Emerging Markets	1,056	890
Property, plant and equipment	$14,882	$13,745

Pfizer Inc.	2021 Form 10-K	82

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 10. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	As of December 31, 2021			As of December 31, 2020
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$73,346	$(53,732)	$19,614	$73,040	$(50,532)	$22,508
Brands	922	(807)	115	922	(774)	148
Licensing agreements and other	2,284	(1,299)	985	2,292	(1,187)	1,106
	76,552	(55,838)	20,714	76,255	(52,493)	23,762
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D	3,092		3,092	3,175		3,175
Licensing agreements and other	513		513	573		573
	4,432		4,432	4,575		4,575
Identifiable intangible assets(b)	$80,984	$(55,838)	$25,146	$80,830	$(52,493)	$28,337
(a)The increase in the gross carrying amount primarily reflects $500 million of capitalized Comirnaty sales milestones to BioNTech, partially offset by net losses from foreign currency translation adjustments.
(b)The decrease is primarily due to amortization, partially offset by the capitalization of the Comirnaty milestones described above.
Developed Technology Rights

Developed technology rights represent the cost for developed technology acquired from third parties and can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. We possess a well-diversified portfolio of hundreds of developed technology rights across therapeutic categories, representing our commercialized products. The significant components of developed technology rights are the following: Xtandi, Prevnar 13/Prevenar 13 Infant, Braftovi/Mektovi, Premarin, Prevnar 13/Prevenar 13 Adult, Eucrisa, Orgovyx, Zavicefta, Tygacil, Bavencio, Merrem/Meronem and Comirnaty. Also included in this category are the post-approval milestone payments made under our alliance agreements for certain prescription pharmaceutical products.
Brands

Brands represent the cost for tradenames and know-how, as the products themselves do not receive patent protection. Indefinite-lived brands include Medrol and Depo-Medrol, while finite-lived brands include Zavedos and Depo-Provera.
IPR&D

IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The significant components of IPR&D are the following: the program for the oral poly adenosine diphosphate (ADP) ribose polymerase inhibitor for the treatment of patients with germline BRCA-mutated advanced breast cancer acquired as part of the Medivation acquisition and assets acquired in connection with the Array acquisition. IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets are not amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify it out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will likely be written-off, and we will record an impairment charge.

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

Pfizer Inc.	2021 Form 10-K	83

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Amortization

The weighted-average life for each of our total finite-lived intangible assets is approximately 8 years, and for the largest component, developed technology rights, is approximately 7 years. Total amortization expense for finite-lived intangible assets was $3.7 billion in 2021, $3.4 billion in 2020 and $4.5 billion in 2019.

The following provides the expected annual amortization expense:
(MILLIONS)	2022	2023	2024	2025	2026
Amortization expense	$3,279	$2,936	$2,686	$2,500	$2,449
B. Goodwill

The following summarizes the components and changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2020	$48,181
Additions(b)	727
Other(c)	648
Balance, December 31, 2020	49,556
Additions	—
Other(c)	(348)
Balance, December 31, 2021	$49,208
(a)As a result of the reorganization of our commercial operations during the fourth quarter of 2021 (see Note 17), we were required to estimate the relative fair values of our PC1 and Hospital organizations to determine any reallocation of goodwill. We completed this analysis and determined that no goodwill was required to be reallocated. As a result, our entire goodwill balance continues to be assigned within the Biopharma reportable segment.
(b)Additions primarily represent the impact of measurement period adjustments related to our Array acquisition (see Note 2A).
(c)Other represents the impact of foreign exchange.
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

A. Components of Net Periodic Benefit Costs and Changes in Other Comprehensive Income/(Loss)

The following summarizes the components of net periodic benefit cost/(credit), including those reported as part of discontinued operations for 2020 and 2019, and the changes in Other comprehensive income/(loss) for our benefit plans:

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(MILLIONS)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$130	$146	$125	$36	$38	$37
Interest cost	455	533	676	146	164	215	29	49	75
Expected return on plan assets	(1,052)	(1,015)	(890)	(327)	(314)	(318)	(39)	(36)	(33)
Amortization of prior service cost/(credit)	(2)	(3)	(4)	(1)	(3)	(4)	(151)	(170)	(173)
Actuarial (gains)/losses(a)	(684)	1,152	284	(690)	148	669	(167)	(165)	(118)
Curtailments	—	—	(4)	(4)	—	(1)	(82)	—	(62)
Special termination benefits	17	1	20	—	—	—	2	—	2
Net periodic benefit cost/(credit) reported in income	(1,265)	668	82	(746)	141	686	(372)	(282)	(271)
Cost/(credit) reported in Other comprehensive income/(loss)	2	5	4	4	5	21	107	114	164
Cost/(credit) recognized in Comprehensive income	$(1,264)	$674	$86	$(742)	$145	$707	$(265)	$(168)	$(107)
(a)Reflects actuarial remeasurement gains in 2021, primarily due to favorable plan asset performance and increases in discount rates, and actuarial remeasurement losses in 2020 and 2019, primarily due to decreases in discount rates partially offset by favorable plan asset performance.

Pfizer Inc.	2021 Form 10-K	84

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
B. Actuarial Assumptions

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(PERCENTAGES)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate:
Pension plans/postretirement plans	2.6%	3.3%	4.4%				2.5%	3.2%	4.3%
Interest cost				1.2%	1.5%	2.2%
Service cost				1.4%	1.6%	2.4%
Expected return on plan assets	6.8%	7.0%	7.2%	3.4%	3.6%	3.9%	6.8%	7.0%	7.3%
Rate of compensation increase(a)				2.9%	2.9%	1.4%

Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	2.9%	2.6%	3.3%	1.6%	1.5%	1.7%	2.9%	2.5%	3.2%
Rate of compensation increase(a)				2.8%	2.9%	1.4%
(a)The rate of compensation increase is not used to determine the net periodic benefit cost and benefit obligation for the U.S. pension plans as these plans are frozen.
All of the assumptions are reviewed on at least an annual basis. We revise these assumptions based on an annual evaluation of long-term trends as well as market conditions that may have an impact on the cost of providing retirement benefits.
The weighted-average discount rate for our U.S. defined benefit plans is determined annually and evaluated and modified to reflect at year-end the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better that reflect the rates at which the pension benefits could be effectively settled. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA/Aa or better, including, when there is sufficient data, a yield curve approach. These rate determinations are made consistent with local requirements. Overall, the yield curves used to measure the benefit obligations at year-end 2021 resulted in higher discount rates as compared to the prior year.

The following provides the healthcare cost trend rate assumptions for our U.S. postretirement benefit plans:
	As of December 31,
	2021	2020
Healthcare cost trend rate assumed for next year	6.0%	5.6%
Rate to which the cost trend rate is assumed to decline	4.0%	4.5%
Year that the rate reaches the ultimate trend rate	2045	2037

Pfizer Inc.	2021 Form 10-K	85

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Obligations and Funded Status

The following provides: (i) an analysis of the changes in our benefit obligations, plan assets and funded status of our benefit plans, including those reported as part of discontinued operations for 2020, (ii) the funded status recognized in our consolidated balance sheets and (iii) the pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:

	Pension Plans				Postretirement Plans
	U.S.		International
	Year Ended December 31,
(MILLIONS)	2021	2020	2021	2020	2021	2020
Change in benefit obligation(a)
Benefit obligation, beginning	$18,306	$17,886	$12,001	$11,059	$1,238	$1,667
Service cost	—	—	130	146	36	38
Interest cost	455	533	146	164	29	49
Employee contributions	—	—	10	8	78	88
Plan amendments	—	2	—	2	(116)	(56)
Changes in actuarial assumptions and other(b)	(331)	2,112	89	702	(117)	(132)
Foreign exchange impact	—	—	(298)	646	1	2
Upjohn spin-off(c)	—	(1,016)	3	(320)	—	(218)
Acquisitions/divestitures/other, net	—	—	—	—	—	—
Curtailments and special termination benefits	17	1	(2)	—	(8)	—
Settlements	(785)	(767)	(47)	(34)	—	—
Benefits paid	(512)	(445)	(374)	(372)	(147)	(201)
Benefit obligation, ending(a)	17,150	18,306	11,657	12,001	995	1,238
Change in plan assets
Fair value of plan assets, beginning	16,094	14,586	9,811	8,956	588	519
Actual return on plan assets	1,405	1,974	1,106	868	89	69
Company contributions	143	1,433	451	197	145	113
Employee contributions	—	—	10	8	78	88
Foreign exchange impact	—	—	(229)	462	—	—
Upjohn spin-off(c)	—	(687)	2	(270)	—	—
Acquisitions/divestitures, net	—	—	—	(6)	—	—
Settlements	(785)	(767)	(47)	(34)	—	—
Benefits paid	(512)	(445)	(374)	(372)	(147)	(201)
Fair value of plan assets, ending	16,346	16,094	10,729	9,811	753	588
Funded status—Plan assets less than benefit obligation	$(805)	$(2,211)	$(928)	$(2,191)	$(241)	$(651)
Amounts recorded in our consolidated balance sheet:
Noncurrent assets	$447	$—	$1,480	$522	$—	$—
Current liabilities	(138)	(127)	(33)	(31)	(6)	(6)
Noncurrent liabilities	(1,113)	(2,084)	(2,376)	(2,681)	(235)	(645)
Funded status	$(805)	$(2,211)	$(928)	$(2,191)	$(241)	$(651)
Pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:
Prior service (costs)/credits	$(6)	$(4)	$(35)	$(31)	$581	$688
Information related to the funded status of pension plans with an ABO in excess of plan assets(d):
Fair value of plan assets	$120	$16,094	$1,304	$6,674
ABO	1,371	18,306	3,344	8,961
Information related to the funded status of pension plans with a PBO in excess of plan assets(d):
Fair value of plan assets	$120	$16,094	$1,381	$6,735
PBO	1,371	18,306	3,789	9,447
(a)For the U.S. pension plans, the benefit obligation is both the PBO and ABO as these plans are frozen and future benefit accruals no longer increase with future compensation increases. For the international pension plans, the benefit obligation is the PBO. The ABO for our international pension plans was $11.2 billion in 2021 and $11.5 billion in 2020. For the postretirement plans, the benefit obligation is the ABO.
(b)Primarily includes actuarial gains resulting from increases in discount rates in 2021, offset by increases in inflation assumptions in 2021 for the international plans, and actuarial losses resulting from decreases in discount rates in 2020.
(c)For more information, see Note 2B.
(d)Our main U.S. qualified plan and many of our international plans were overfunded as of December 31, 2021.

Pfizer Inc.	2021 Form 10-K	86

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

D. Plan Assets

The following provides the components of plan assets, including those reported as part of discontinued operations for 2020:
		As of December 31, 2021					As of December 31, 2020
			Fair Value					Fair Value
(MILLIONS EXCEPT TARGET ALLOCATION PERCENTAGE)	Target Allocation Percentage	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
U.S. pension plans
Cash and cash equivalents	0-10%	$1,326	$78	$1,248	$—	$—	$781	$70	$711	$—	$—
Equity securities:	20-40%
Global equity securities		2,273	2,233	38	2	—	3,241	3,213	27	1	—
Equity commingled funds		1,352	—	1,152	—	200	1,325	—	1,110	—	215
Fixed income securities:	45-75%
Corporate debt securities		5,566	18	5,548	—	—	6,499	23	6,476	—	—
Government and agency obligations(b)		2,533	—	2,533	—	—	1,555	—	1,555	—	—
Fixed income commingled funds		38	—	38	—	—	23	—	23	—	—
Other investments:	5-20%
Partnership investments(c)		2,079	3	—	—	2,076	1,431	—	—	—	1,431
Insurance contracts		158	—	158	—	—	190	—	190	—	—
Other commingled funds(d)		1,019	—	10	—	1,009	1,049	—	11	—	1,038
Total	100%	$16,346	$2,332	$10,726	$2	$3,286	$16,094	$3,306	$10,103	$1	$2,684
International pension plans
Cash and cash equivalents	0-10%	$541	$191	$346	$—	$3	$407	$61	$346	$—	$—
Equity securities:	10-20%
Equity commingled funds		1,453	—	1,386	—	67	2,051	—	1,681	—	370
Fixed income securities:	45-70%
Corporate debt securities		1,187	—	1,187	—	—	925	—	925	—	—
Government and agency obligations(b)		2,415	—	2,415	—	—	1,334	—	1,334	—	—
Fixed income commingled funds		2,266	—	1,138	—	1,128	2,484	—	1,217	—	1,267
Other investments:	15-35%
Partnership investments(c)		107	—	2	—	106	69	—	3	—	66
Insurance contracts		1,329	—	56	1,273	—	1,027	—	57	969	1
Other(d)		1,431	—	141	404	886	1,514	—	117	393	1,003
Total	100%	$10,729	$191	$6,672	$1,677	$2,189	$9,811	$61	$5,681	$1,362	$2,707
U.S. postretirement plans(e)
Cash and cash equivalents	0-5%	$85	$3	$82	$—	$—	$—	$—	$—	$—	$—
Insurance contracts	95-100%	669	—	669	—	—	588	—	588	—	—
Total	100%	$753	$3	$750	$—	$—	$588	$—	$588	$—	$—
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

The following provides an analysis of the changes in our more significant investments valued using significant unobservable inputs, including those reported as part of discontinued operations for 2020:
	International Pension Plans
	Year Ended December 31,
(MILLIONS)	2021	2020
Fair value, beginning	$1,362	$1,342
Actual return on plan assets:
Assets held, ending	23	22
Purchases, sales, and settlements, net	52	(47)
Transfer into/(out of) Level 3	265	(13)
Exchange rate changes	(24)	58
Fair value, ending	$1,677	$1,362

Pfizer Inc.	2021 Form 10-K	87

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
•Other investments: Level 1 investments may include individual securities that are valued at the closing price or last trade reported on the major market on which they are traded. Level 2 investments may include Insurance contracts which invest in interest bearing cash, U.S. government securities and corporate debt instruments. Level 3 investments may include securities or insurance contracts that are valued using alternative pricing sources, such as investment managers or brokers, which use proprietary pricing models that incorporate unobservable inputs.
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

The following provides the expected future cash flow information related to our benefit plans:
	Pension Plans		Postretirement Plans
(MILLIONS)	U.S.	International
Expected employer contributions:
2022	$138	$177	$74
Expected benefit payments:
2022	$1,296	$384	$78
2023	1,155	372	73
2024	1,140	383	69
2025	1,089	392	66
2026	1,058	397	68
2027–2031	4,908	2,124	359
The above table reflects the total U.S. and international plan benefits projected to be paid from the plans or from our general assets under the current actuarial assumptions used for the calculation of the benefit obligation.
F. Defined Contribution Plans
We have defined contribution plans in the U.S. and other countries. For the majority of the U.S. defined contribution plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match, in cash, a portion of the employee contributions. We also offer a Retirement Savings Contribution (RSC) which is an annual non-contributory employer contribution in the U.S. and Puerto Rico. We recorded charges related to the employer contributions to global defined contribution plans of $732 million in 2021, $685 million in 2020 and $659 million in 2019.

Pfizer Inc.	2021 Form 10-K	88

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 12. Equity
A. Common Stock Purchases

We purchase our common stock through privately negotiated transactions or in the open market as circumstances and prices warrant. Purchased shares under each of the share-purchase plans, which are authorized by our BOD, are available for general corporate purposes. In December 2017, the BOD authorized a $10 billion share repurchase program, which was exhausted in the first quarter of 2019. In December 2018, the BOD authorized another $10 billion share repurchase program to be utilized over time and share repurchases commenced thereunder in the first quarter of 2019.
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

The following provides the number of shares of our common stock purchased and the cost of purchases under our publicly announced share purchase plans, including our ASR:
	Year Ended December 31,
(SHARES IN MILLIONS, DOLLARS IN BILLIONS)	2021	2020	2019(a)
Shares of common stock purchased	—	—	213
Cost of purchase	$—	$—	$8.9
(a)Represents shares purchased pursuant to the ASR with Goldman Sachs & Co. LLC entered into in February 2019, as well as open market share repurchases of $2.1 billion.
Our remaining share-purchase authorization was approximately $5.3 billion at December 31, 2021.
B. Preferred Stock and Employee Stock Ownership Plans

Prior to May 4, 2020, we had outstanding Series A convertible perpetual preferred stock (the Series A Preferred Stock) that was held by an ESOP trust (the Trust). All outstanding shares of Series A Preferred Stock were converted, at the direction of the independent fiduciary under the Trust and in accordance with the certificate of designations for the Series A Preferred Stock, into shares of our common stock on May 4, 2020. The Trust received an aggregate of 1,070,369 shares of our common stock upon conversion, with zero shares of Series A Preferred Stock remaining outstanding as a result of the conversion. In December 2020, we filed a certificate of elimination and a restated certificate of incorporation with the Delaware Secretary of State, which eliminated the Series A Preferred Stock.

Since May 4, 2020, we have one ESOP that holds common stock of the Company (Common ESOP). As of December 31, 2021, all shares of common stock held by the Common ESOP have been allocated to the Pfizer U.S. defined contribution plan participants. The compensation cost related to the Common ESOP was $19 million in 2021, $19 million in 2020 and $20 million in 2019.
Note 13. Share-Based Payments

Our compensation programs can include share-based payment awards with value that is determined by reference to the fair value of our shares and that provide for the grant of shares or options to acquire shares or similar arrangements. Our share-based awards are designed based on competitive survey data or industry peer groups used for compensation purposes, and are allocated between different long-term incentive awards, generally in the form of Total Shareholder Return Units (TSRUs), Restricted Stock Units (RSUs), Portfolio Performance Shares (PPSs), Performance Share Awards (PSAs), Breakthrough Performance Awards (BPAs) and Stock Options, as determined by the Compensation Committee.

The 2019 Stock Plan (2019 Plan) replaced and superseded the 2014 Plan. It provides for 400 million shares, in addition to shares remaining under the 2014 Plan, to be authorized for grants. The 2019 Plan provides that the number of stock options, TSRUs, RSUs, or performance-based awards that may be granted to any one individual during any 36-month period is limited to 20 million shares, and that RSUs count as three shares, PPSs, PSAs and BPAs count as three shares times the maximum potential payout, while TSRUs and stock options count as one share, toward the maximum shares available under the 2019 Plan. As of December 31, 2021, 315 million shares were available for award. Although not required to do so, we have used authorized and unissued shares and, to a lesser extent, treasury stock to satisfy our obligations under these programs.

Pfizer Inc.	2021 Form 10-K	89

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A summary of the awards and valuation details:

Awarded to	Terms	Valuation	Recognition and Presentation
Total Shareholder Return Units (TSRUs)(a), (b)
Senior and other key management and select employees
•Entitle the holder to receive shares of our common stock with a value equal to the difference between the defined settlement price and the grant price, plus the dividend equivalents accumulated during the five or seven-year term, if and to the extent the total value is positive.
•Settlement price is the average closing price of our common stock during the 20 trading days ending on the fifth or seventh anniversary of the grant, as applicable; the grant price is the closing price of our common stock on the date of the grant.
•Automatically settle on the fifth or seventh anniversary of the grant but vest on the third anniversary of the grant.
		As of the grant date using a Monte Carlo simulation model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.
Restricted Stock Units (RSUs)
Select employees
•Entitle the holder to receive a specified number of shares of our common stock, including dividend equivalents that are reinvested into additional RSUs.
•For RSUs granted, in virtually all instances, the units vest on the third anniversary of the grant date assuming continuous service from the grant date.
		As of the grant date using the closing price of our common stock	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.
Portfolio Performance Shares (PPSs)
Select employees
•Entitle the holder to receive, at the end of the performance period, shares of our common stock, if any, including shares resulting from dividend equivalents earned on such shares.
•For PPSs granted, the awards vest on the third anniversary of the grant assuming continuous service from the grant date and the number of shares paid, if any, depends on the achievement of predetermined goals related to Pfizer’s long-term product portfolio during a three or five-year performance period from the year of the grant date, as applicable.
•The number of shares that may be earned ranges from 0% to 200% of the initial award depending on goal achievement over the performance period.
As of the grant date using the intrinsic value method using the closing price of our common stock
Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate, and adjusted each reporting period, as necessary, to reflect changes in the price of our common stock, the number of shares that are probable of being earned, and management’s assessment of the probability that the specified performance criteria will be achieved.

Performance Share Awards (PSAs)
Senior and other key management
•Entitle the holder to receive, at the end of the performance period, shares of our common stock (retirees) earned, if any, or an equal value in cash (active colleagues), including dividend equivalents on shares earned, dependent upon the achievement of predetermined goals related to two measures:
a.Adjusted net income over three one-year periods; and
b.TSR as compared to the NYSE ARCA Pharmaceutical Index (DRG Index) over the three-year performance period.
•PSAs vest on the third anniversary of the grant assuming continuous service from the grant date.
•The award that may be earned ranges from 0% to 200% of the target award depending on goal achievement over the performance period.
As of the grant date using the intrinsic value method using the closing price of our common stock
Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, and adjusted each reporting period, as necessary, to reflect changes in the price of our common stock, the number of shares that are probable of being earned and management’s assessment of the probability that the specified performance criteria will be achieved.

Breakthrough Performance Awards (BPAs)
Select employees identified as instrumental in delivering medicines to patients (excluding executive officers)
•Entitle the holder to receive, at the end of the performance period, shares of our common stock, if any, including shares resulting from dividend equivalents earned on such shares.
•For BPAs granted, the awards, if earned/vested, are settled at the end of the performance period, but no earlier than the one-year anniversary of the date of grant and dependent upon the achievement of the respective predetermined performance goals related to advancing Pfizer’s product pipeline during the performance period.
•The number of shares that may be earned ranges from 0% to 600% of the target award depending on the level and timing of goal achievement over the performance period.
As of the grant date using the intrinsic value method using the closing price of our common stock
Amortized on a straight-line basis over the probable vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, and adjusted each reporting period, as necessary, to reflect changes in the price of our common stock, the number of shares that are probable of being earned and management’s assessment of the probability that the specified performance criteria will be achieved and/or management’s assessment of the probable vesting term.

Pfizer Inc.	2021 Form 10-K	90

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Awarded to	Terms	Valuation	Recognition and Presentation
Stock Options
Select employees
•Entitle the holder to purchase a specified number of shares of our common stock at a price per share equal to the closing market price of our common stock on the date of grant, for a period of time when vested.
•Since 2016, only a limited set of non-U.S. employees received stock option grants. No stock options were awarded to senior and other key management in any period presented.
•Stock options vest on the third anniversary of the grant assuming continuous service from the grant date and have a contractual term of 10 years.
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
(b)In 2017, Performance Total Shareholder Return Units (PTSRUs) were awarded to the Former Chairman and Chief Executive Officer (1,444,395 PTSRUs) and 361,099 PTSRUs were awarded to the Group President, Chief Business Officer (former role Group President Pfizer Innovative Health) at a grant price of $30.31 and at a GDFV of $5.54 per PTSRU. In addition to having the same characteristics and valuation methodology of TSRUs, PTSRU grants require special service and performance conditions.

The following provides data related to all TSRU, RSU, PPS, PSA and stock option activity:
(MILLIONS, EXCEPT FAIR VALUE OF SHARES VESTED PER TSRU AND STOCK OPTION)	TSRUs			RSUs			PPSs			PSAs			Stock Options
Year Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Total fair value of shares vested(a)	$7.26	$6.22	$8.52	$304	$334	$454	$181	$119	$136	$33	$25	$64	$4.86	$3.56	$5.98
Total intrinsic value of options exercised or share units converted	$594	$84	$175				$228	$224	$245				$584	$293	$261
Cash received upon exercise													$795	$425	$394
Tax benefits realized from exercise													$106	$55	$47
Compensation cost recognized, pre-tax(b)	$259	$287	$294	$281	$272	$275	$535	$180	$114	$76	$31	$28	$5	$6	$7
Total compensation cost related to nonvested awards not yet recognized, pre-tax	$187	$224	$229	$271	$228	$241	$175	$104	$87	$54	$32	$34	$3	$4	$5
Weighted-average period over which cost is expected to be recognized (years)	1.6	1.6	1.6	1.8	1.7	1.7	1.8	1.8	1.8	1.8	1.9	1.8	1.6	1.7	1.6
(a)Weighted-average GDFV per TSRUs and stock options.
(b)TSRU includes expense for PTSRUs, which is not significant for all years presented.
Total share-based payment expense was $1.2 billion, $780 million and $718 million in 2021, 2020 and 2019, respectively, which includes pre-tax share-based payment expense included in Discontinued operations––net of tax of $2 million, $25 million and $32 million in 2021, 2020 and 2019, respectively. Tax benefit for share-based compensation expense was $227 million, $141 million and $137 million in 2021, 2020 and 2019, respectively.
The table above excludes total expense due to the modification for share-based awards in connection with our cost reduction/productivity initiatives, which was not significant for all years presented and is recorded in Restructuring charges and certain acquisition-related costs (see Note 3). Amounts capitalized as part of inventory cost were not significant for any period presented.

Summary of the weighted-average assumptions used in the valuation of TSRUs and stock options:
	TSRUs			Stock Options
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Expected dividend yield (based on a constant dividend yield during the expected term)	4.51%	4.36%	3.27%	4.51%	4.36%	3.27%
Risk-free interest rate (based on interpolated yield on U.S. Treasury zero-coupon issues)	0.93%	1.15%	2.55%	1.27%	1.25%	2.66%
Expected stock price volatility (based on implied volatility, after consideration of historical volatility)	26.53%	20.99%	18.34%	26.54%	20.97%	18.34%
TSRUs contractual/stock options expected term, years (based on historical exercise and post-vesting termination patterns for stock options)	5.15	5.12	5.13	6.75	6.75	6.75

Pfizer Inc.	2021 Form 10-K	91

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summary of all TSRU, RSU, PPS, PSA and BPA activity during 2021 (with the shares granted representing the maximum award that could be achieved for PPSs, PSAs and BPAs):
	TSRUs			RSUs		PPSs(a)		PSAs		BPAs
	TSRUs	Per TSRU, Weighted Average		Shares	Weighted Avg. GDFV per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share

	(Thousands)	GDFV	Grant Price	(Thousands)		(Thousands)		(Thousands)		(Thousands)
Nonvested, December 31, 2020	129,844	$6.90	$32.94	23,692	$35.50	20,077	$36.81	5,264	$36.81	—	$—
Granted	34,522	7.26	33.83	10,893	34.31	8,632	33.82	1,798	33.82	1,165	38.73
Vested	(44,888)	7.21	30.54	(8,747)	34.66	(6,095)	33.88	(984)	33.85	—	—
Reinvested dividend equivalents				956	41.33
Forfeited	(4,879)	6.77	33.78	(1,255)	35.17	(1,133)	41.45	(924)	34.43	(306)	47.47
Nonvested, December 31, 2021	114,599	$6.90	$34.12	25,540	$35.52	21,480	$59.05	5,154	$59.05	859	$59.05
(a)Vested and non-vested shares outstanding, but not paid as of December 31, 2021 were 34.1 million.

Summary of TSRU and PTU information as of December 31, 2021(a), (b):
	TSRUs (Thousands)	PTUs (Thousands)	Weighted-Average Grant Price Per TSRU	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
TSRUs Outstanding	206,996	—	$31.71	2.2	$5,969
TSRUs Vested	92,398	—	28.72	0.8	2,946
TSRUs Expected to vest(c)	110,476	—	34.16	3.3	2,910
TSRUs exercised and converted to PTUs	—	3,074	$—	0.8	$182
(a)In 2021, we settled 46,060,346 TSRUs with a weighted-average grant price of $23.04 per unit.
(b)In 2021, 7,093,787 TSRUs with a weighted-average grant price of $27.41 per unit were converted into 2,943,737 PTUs.
(c)The number of TSRUs expected to vest takes into account an estimate of expected forfeitures.

Summary of all stock option activity during 2021:
	Shares (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (Millions)
Outstanding, December 31, 2020	75,402	$28.31
Granted	779	33.82
Exercised	(31,036)	25.75
Forfeited	(89)	34.39
Expired	(181)	20.27
Outstanding, December 31, 2021	44,874	30.20	2.7	$1,295
Vested and expected to vest, December 31, 2021(b)	44,747	30.19	2.7	1,291
Exercisable, December 31, 2021	41,583	$29.81	2.3	$1,216
(a)Market price of our underlying common stock less exercise price.
(b)The number of options expected to vest takes into account an estimate of expected forfeitures.

Pfizer Inc.	2021 Form 10-K	92

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 14. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Year Ended December 31,
(IN MILLIONS)	2021	2020	2019
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc.	$22,414	$6,630	$10,708
Less: Preferred stock dividends––net of tax	—	—	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	22,414	6,630	10,708
Discontinued operations––net of tax	(434)	2,529	5,318
Net income attributable to Pfizer Inc. common shareholders	$21,979	$9,159	$16,025
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$22,414	$6,630	$10,708
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(434)	2,529	5,318
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$21,979	$9,159	$16,026
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,601	5,555	5,569
Common-share equivalents: stock options, stock issuable under employee compensation plans convertible preferred stock and accelerated share repurchase agreements	107	77	106
Weighted-average number of common shares outstanding––Diluted	5,708	5,632	5,675
Anti-dilutive common stock equivalents(a)	2	4	2
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
Note 15. Leases

We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options have not been exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $381 million in 2021, $380 million in 2020 and $326 million in 2019. We elected the practical expedient to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

For operating leases, the ROU assets and liabilities in our consolidated balance sheets follows:
		As of December 31,
(MILLIONS)	Balance Sheet Classification	2021	2020
ROU assets	Other noncurrent assets	$2,839	$1,386
Lease liabilities (short-term)	Other current liabilities	449	320
Lease liabilities (long-term)	Other noncurrent liabilities	2,510	1,108

Components of total lease cost includes:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Operating lease cost	$548	$432	$421
Variable lease cost	381	380	326
Sublease income	(41)	(40)	(45)
Total lease cost	$888	$772	$702

Pfizer Inc.	2021 Form 10-K	93

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Other supplemental information follows:
	As of December 31,
(MILLIONS)	2021	2020
Operating leases
Weighted-Average Remaining Contractual Lease Term (Years)	12	6.9
Weighted-Average Discount Rate	2.8%	2.9%

	Year Ended December 31,
(MILLIONS)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$387	$333	$338
(Gains)/losses on sale and leaseback transactions, net	1	(3)	(29)

The following reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2021:

(MILLIONS)
Period	Operating Lease Liabilities
Next one year(a)	$520
1-2 years	417
2-3 years	322
3-4 years	279
4-5 years	217
Thereafter	1,865
Total undiscounted lease payments	3,621
Less: Imputed interest	661
Present value of minimum lease payments	2,960
Less: Current portion	449
Noncurrent portion	$2,510
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
A. Legal Proceedings
Our legal contingencies include, but are not limited to, the following:
•Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. An adverse outcome could result in loss of patent protection for a product, a significant loss of revenues from that product or impairment of the value of associated assets. We are the plaintiff in the majority of these actions.
•Product liability and other product-related litigation related to current or former products, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others, and often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.
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
Certain of these contingencies could result in increased expenses and/or losses, including damages, royalty payments, fines and/or civil penalties, which could be substantial, and/or criminal charges.
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

Pfizer Inc.	2021 Form 10-K	94

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

We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio were challenged in inter partes review and post-grant review proceedings in the U.S. In 2017, the Patent Trial and Appeal Board (PTAB) initiated proceedings with respect to two of our pneumococcal vaccine patents. However, the PTAB declined to initiate proceedings as to two other pneumococcal vaccine patents; those two patents, and one other patent, were challenged in federal court in Delaware. In September 2021, Pfizer and a challenger entered into a settlement and license agreement, resolving all worldwide legal proceedings involving that challenger, related to our pneumococcal vaccine patents. Other challenges to pneumococcal vaccine patents remain pending at the PTAB and outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio could potentially allow additional competitor vaccines into the marketplace. In the event that any of the patents are found valid and infringed, a competitor’s vaccine might be prohibited from entering the market or a competitor might be required to pay us a royalty.

We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical and biosimilar products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
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
In February 2022, we brought a separate patent-infringement action against Teva Pharmaceuticals USA, Inc. (Teva) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Teva in its ANDA seeking approval to market a generic version of tofacitinib 22 mg extended release tablets.

Pfizer Inc.	2021 Form 10-K	95

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

In February 2022, we brought a separate patent-infringement action against Slayback Pharma LLC (Slayback) asserting the infringement and validity of our compound patent covering the active ingredient that was challenged by Slayback in its ANDA seeking approval to market a generic version of tofacitinib oral solution 1 mg/mL.
Inlyta (axitinib)
In 2019, Glenmark Pharmaceuticals Ltd. (Glenmark) notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Inlyta. Glenmark asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In 2019, we filed suit against Glenmark in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta.
Ibrance (palbociclib)
Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance capsules. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent. We have settled with one of these generic companies on terms not material to the company.
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. The generic companies are challenging some or all of the following patents: (i) the composition of matter patent expiring in 2027; (ii) the composition of matter patent expiring in 2023; (iii) the method of use patent expiring in 2023; (iv) the crystalline form patent expiring in 2034; and (v) a tablet formulation patent expiring in 2036. We brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies.
Eucrisa
Beginning in September 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Eucrisa. The companies assert the invalidity and non-infringement of a composition of matter patent expiring in 2026, two method of use patents expiring in 2027, and one other method of use patent expiring in 2030. In September 2021, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents challenged by the generic companies.
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

Pfizer Inc.	2021 Form 10-K	96

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
Lipitor
Beginning in 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain Pfizer affiliates, and, in most of the actions, Ranbaxy Laboratories Ltd. (Ranbaxy) and certain Ranbaxy affiliates. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation in the U.S. District Court for the District of New Jersey.
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

Pfizer Inc.	2021 Form 10-K	97

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. Plaintiffs previously had filed a consolidated third-party payor class action complaint alleging violation of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) statute and seeking reimbursement for payments made for the prescription version of Zantac, but the Multi-District Litigation court dismissed that complaint; Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit. In addition, (i) Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state court, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court.
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
Environmental Matters
In 2009, we submitted a revised site-wide feasibility study with regard to the Wyeth Holdings Corporation (formerly, American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. In 2011, Wyeth Holdings Corporation executed an Administrative Settlement Agreement and Order on Consent for Removal Action (the 2011 Administrative Settlement Agreement) with the U.S. Environmental Protection Agency (EPA) with regard to the Bound Brook facility. In accordance with the 2011 Administrative Settlement Agreement, we completed construction of an interim remedy. In 2012, the EPA issued a final remediation plan for the Bound Brook facility’s main plant area. In 2013, Wyeth Holdings Corporation (now Wyeth Holdings LLC) entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the main plant area and to perform a focused feasibility study for two adjacent lagoons. In 2015, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey that allows Wyeth Holdings LLC to complete the design and to implement the remedy for the main plant area. The consent decree (which supersedes the 2011 Administrative Settlement Agreement) was entered by the District Court in 2015. In 2018, the EPA issued a final remediation plan for the two adjacent lagoons. In 2019, Wyeth Holdings LLC entered into an Administrative Settlement Agreement and Order on Consent with the EPA to allow us to undertake detailed engineering design of the remedy for the lagoons. In September 2021, the U.S., on behalf of the EPA, filed a complaint and consent decree with the federal District Court for the District of New Jersey, which the court approved in November 2021, that will allow Wyeth Holdings LLC to complete the design and implement the remedy for the two adjacent lagoons.
We have accrued for the estimated costs of the site remedies for the Bound Brook facility.
We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. In January 2022, the Court of Appeals reversed the District Court’s decision. In February 2022, the defendants filed for en banc review of the Court of Appeals’ decision.

Pfizer Inc.	2021 Form 10-K	98

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
In October 2020, NYU filed a separate breach of contract action against Pfizer alleging that it is entitled to royalties on sales of Lorbrena under the terms of the same NYU-Sugen, Inc. Research and Licensing Agreement. In February 2022, the parties reached an agreement to settle both breach of contract actions on terms not material to Pfizer.
Viatris Securities Litigation
In October 2021, a putative class action was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan N.V. shareholders who received Viatris common stock in exchange for Mylan shares in connection with the spin-off of the Upjohn Business and its combination with Mylan (the Transactions). Viatris, Pfizer, and certain of each company’s current and former officers, directors and employees are named as defendants. The complaint alleges that the defendants violated certain provisions of the Securities Act of 1933 in connection with certain disclosures made in or omitted from the registration statement and related prospectus issued in connection with the Transactions. Plaintiff seeks damages, costs and expenses and other equitable and injunctive relief.
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
•State Attorneys General and Multi-District Generics Antitrust Litigation
In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. In May 2019, Attorneys General of more than 40 states plus the District of Columbia and Puerto Rico filed a complaint against a number of pharmaceutical companies, including Greenstone and Pfizer. The matter has been consolidated with a Multi-District Litigation in the Eastern District of Pennsylvania. As to Greenstone and Pfizer, the complaint alleges anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws. In June 2020, the State Attorneys General filed a new complaint against a large number of companies, including Greenstone and Pfizer, making similar allegations, but concerning a new set of drugs. This complaint was transferred to the Multi-District Litigation in July 2020. The Multi-District Litigation also includes civil complaints filed by private plaintiffs and state counties against Pfizer, Greenstone and a significant number of other defendants asserting allegations that generally overlap with those asserted by the State Attorneys General.
Subpoena relating to Manufacturing of Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We have produced records pursuant to the subpoena.
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a civil investigative demand from the U.S. Attorney’s Office for the SDNY. The civil investigative demand seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at the Meridian site. In August 2019, we received a HIPAA subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri seeking similar records and information. We are producing records in response to these requests.
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

Pfizer Inc.	2021 Form 10-K	99

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
Zantac––State of New Mexico and Mayor and City Council of Baltimore Civil Actions
See Legal Proceedings––Product Litigation––Zantac above for information regarding civil actions separately filed by the State of New Mexico and the Mayor and City Council of Baltimore alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions.
A5. Legal Proceedings––Matters Resolved During 2021
During 2021, certain matters, including the matter discussed below, were resolved or became the subject of definitive settlement agreements or settlement agreements-in-principle.
EpiPen
Beginning in 2017, purported class actions were filed in various federal courts by indirect purchasers of EpiPen against Pfizer, and/or its current and former affiliates King and Meridian, and/or various entities affiliated with Mylan, and Mylan former Chief Executive Officer, Heather Bresch. The plaintiffs in these actions represent U.S. nationwide classes comprising persons or entities who paid for any portion of the end-user purchase price of an EpiPen between 2009 until the cessation of the defendants’ allegedly unlawful conduct. Against Pfizer and/or its affiliates, plaintiffs in these actions generally allege that Pfizer’s and/or its affiliates’ settlement of patent litigation regarding EpiPen delayed market entry of generic EpiPen in violation of federal and various state antitrust laws. At least one lawsuit also alleges that Pfizer and/or Mylan violated RICO. Plaintiffs also filed various federal antitrust, state consumer protection and unjust enrichment claims against, and relating to conduct attributable solely to, Mylan and/or its affiliates regarding EpiPen. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In 2017, all of these indirect purchase actions were consolidated for coordinated pre-trial proceedings in a Multi-District Litigation in the U.S. District Court for the District of Kansas with other EpiPen-related actions against Mylan and/or its affiliates to which Pfizer, King and Meridian are not parties. In July 2021, Pfizer and plaintiffs filed a stipulation of settlement to resolve the Multi-District Litigation for $345 million. The District Court approved the settlement in November 2021, and the payment was made in accordance with the terms of the settlement agreement.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2021, the estimated fair value of these indemnification obligations has been included in our financial statements and is not material to Pfizer.
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
C. Certain Commitments
As of December 31, 2021, we had commitments totaling $5.2 billion that are legally binding and enforceable. These commitments include payments relating to potential milestone payments deemed reasonably likely to occur, and purchase obligations for goods and services.
See Note 5A for information on the TCJA repatriation tax liability.
D. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1E. The estimated fair value of contingent consideration as of December 31, 2021 is $697 million, of which $135 million is recorded in Other current liabilities and $563 million in Other noncurrent liabilities, and as of December 31, 2020 is $689 million, of which $123 million is recorded in Other current liabilities and $566 million in Other noncurrent liabilities. The increase in the contingent consideration balance from December 31, 2020 is primarily due to fair value adjustments, partially offset by payments made upon the achievement of certain sales-based milestones.
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

Pfizer Inc.	2021 Form 10-K	100

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

coverage and that are in excess of existing accruals, there could be a material adverse effect on our cash flows or results of operations in the period in which the amounts are paid and/or accrued.
Note 17. Segment, Geographic and Other Revenue Information

A. Segment Information
We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. With the formation of the Consumer Healthcare JV in 2019 and the completion of the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer transformed into a more focused, global leader in science-based innovative medicines and vaccines and beginning in the fourth quarter of 2020 operated as a single operating segment engaged in the discovery, development, manufacturing, marketing, sale and distribution of biopharmaceutical products worldwide. At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Biopharma is a science-based medicines business that includes six therapeutic areas – Oncology, Inflammation & Immunology, Rare Disease, Hospital, Vaccines and Internal Medicine. The Hospital therapeutic area commercializes our global portfolio of sterile injectable and anti-infective medicines.
Each operating segment has responsibility for its commercial activities. Regional commercial organizations market, distribute and sell our products and are supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products and global corporate enabling functions. Biopharma receives its R&D services from GPD and WRDM. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each business has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. Biopharma is the only reportable segment. We have revised prior-period information (Revenues and Earnings, as defined by management) to conform to the current management structure.
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
•GPD––the costs associated with our GPD organization, which is generally responsible for clinical trials from WRDM in the Biopharma portfolio, including late-stage portfolio spend. GPD also provides technical support and other services to Pfizer R&D projects. GPD is responsible for facilitating all regulatory submissions and interactions with regulatory agencies.
•Corporate and Other Unallocated––the costs associated with (i) corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement, among others), all strategy, business development, portfolio management and valuation capabilities, patient advocacy activities and certain compensation and other corporate costs, such as interest income and expense, and gains and losses on investments; (ii) overhead expenses primarily associated with our manufacturing (which include manufacturing variances associated with production) operations that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs; and (iii) our share of earnings from the Consumer Healthcare JV.
•Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and PP&E; (ii) acquisition-related items, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items (such as pension and postretirement actuarial remeasurement gains and losses, gains on the completion of joint venture transactions, restructuring charges, legal charges or net gains and losses on investments in equity securities) that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.
The operating results of PC1, our global contract development and manufacturing organization, and through July 31, 2019 our former Consumer Healthcare business are included in Other business activities.
Segment Assets
We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $181 billion as of December 31, 2021 and $154 billion as of December 31, 2020.

Pfizer Inc.	2021 Form 10-K	101

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues			Earnings(a)			Depreciation and Amortization(b)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Reportable Segment:
Biopharma	$79,557	$40,724	$38,013	$40,226	$27,089	$24,419	$1,439	$1,013	$978
Other business activities(c)	1,731	926	2,892	(10,396)	(12,308)	(11,216)	598	603	592
Reconciling Items:
Purchase accounting adjustments	—	—	—	(3,175)	(3,117)	(4,153)	3,067	3,047	4,145
Acquisition-related costs	—	—	—	(52)	(44)	(185)	—	—	3
Certain significant items(d)	—	—	—	(2,292)	(4,584)	2,456	87	18	37
	$81,288	$41,651	$40,905	$24,311	$7,036	$11,321	$5,191	$4,681	$5,755
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $166 million in 2021, $278 million in 2020 and $220 million in 2019.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production. Amounts here relate solely to the depreciation and amortization associated with continuing operations.
(c)Other business activities include revenues and costs associated with PC1, as well as costs associated with global WRDM and GPD platform functions, global corporate enabling functions and other corporate items, as noted above, that we do not allocate to our operating segments. In 2019, Other business activities also include revenues and costs associated with our former Consumer Healthcare business through July 31, 2019. See Note 2C.
(d)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above) that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. For Earnings in 2021, includes, among other items: (i) a $2.1 billion charge for IPR&D related to our acquisition of Trillium, which was accounted for as an asset acquisition and recorded in Research and development expenses, (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.3 billion ($450 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs) and (iii) upfront and milestone payments on collaborative and licensing arrangements of $1.1 billion recorded in Research and development expenses, partially offset by (iv) actuarial valuation and other pension and postretirement plan gains of $1.6 billion recorded in Other (income)/deductions––net and (v) gains on equity securities of $1.3 billion recorded in Other (income)/deductions––net. For Earnings in 2020, includes, among other items; (i) charges of $1.7 billion related to certain asset impairments recorded in Other (income)/deductions––net, (ii) actuarial valuation and other pension and postretirement plan losses of $1.1 billion recorded in Other (income)/deductions––net and (iii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $791 million ($197 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). For Earnings in 2019, includes, among other items: (i) a pre-tax gain of $8.1 billion recorded in (Gain) on completion of Consumer Healthcare JV transaction associated with the completion of the Consumer Healthcare JV transaction, partially offset by (ii) charges of $2.8 billion related to certain asset impairments recorded in Other (income)/deductions––net and (iii) actuarial valuation and other pension and postretirement plan losses of $750 million recorded in Other (income)/deductions––net. For additional information, see Notes 2A, 2C, 3 and 4.

B. Geographic Information

The following summarizes revenues by geographic area:
	Year Ended December 31,
(MILLIONS)	2021	2020	2019
United States	$29,746	$21,455	$20,326
Developed Europe	18,336	7,788	7,729
Developed Rest of World	12,506	4,036	4,022
Emerging Markets	20,701	8,372	8,828
Revenues	$81,288	$41,651	$40,905
Revenues exceeded $500 million in each of 21, 8 and 10 countries outside the U.S. in 2021, 2020 and 2019, respectively. The U.S. is the only country to contribute more than 10% of total revenue in 2021, 2020 and 2019. As a percentage of revenues, our largest national market outside the U.S. was Japan, which contributed 9% of total revenue in 2021 and 6% in each of 2020 and 2019.
We and our collaboration partner, BioNTech, have entered into agreements to supply pre-specified doses of Comirnaty with multiple developed and emerging nations around the world and are continuing to deliver doses of Comirnaty under such agreements. We currently sell the Comirnaty vaccine directly to government and government sponsored customers. This includes supply agreements entered into in November 2020 and February and May 2021 with the EC on behalf of the different EU member states and certain other countries. Each EU member state submits its own Comirnaty vaccine order to us and is responsible for payment pursuant to terms of the supply agreements negotiated by the EC.
C. Other Revenue Information

Significant Customers

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

Pfizer Inc.	2021 Form 10-K	102

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes revenue, as a percentage of total revenues, for our three largest U.S. wholesaler customers:
	Year Ended December 31,
	2021	2020	2019
McKesson, Inc.	9%	16%	15%
AmerisourceBergen Corporation	7%	14%	11%
Cardinal Health, Inc.	5%	10%	9%
Collectively, our three largest U.S. wholesaler customers represented 24%, 30% and 25% of total trade accounts receivable as of December 31, 2021, 2020 and 2019.
Additionally, revenues from the U.S. government represented 13% of total revenues for 2021, and primarily represent sales of Comirnaty. Accounts receivable from the U.S. government represented 12% of total trade accounts receivable as of December 31, 2021, and primarily relate to sales of Comirnaty.

Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2021	2020	2019

TOTAL REVENUES(a)		$81,288	$41,651	$40,905
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)(a), (b)		$79,557	$40,724	$38,013
Vaccines		$42,625	$6,575	$6,504
Comirnaty direct sales and alliance revenues	Active immunization to prevent COVID-19	36,781	154	—
Prevnar family(c)	Pneumococcal disease	5,272	5,850	5,847
Nimenrix	Meningococcal ACWY disease	193	221	230
FSME-IMMUN/TicoVac	Tick-borne encephalitis disease	185	196	220
Trumenba	Meningococcal B disease	118	112	135
All other Vaccines	Various	74	42	73
Oncology		$12,333	$10,867	$9,014
Ibrance	HR-positive/HER2-negative metastatic breast cancer	5,437	5,392	4,961
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	1,185	1,024	838
Inlyta	Advanced RCC	1,002	787	477
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	673	819	936
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	540	450	365
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	493	544	530
Ruxience(d)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	491	170	(1)
Retacrit(d)	Anemia	444	386	225
Zirabev(d)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	444	143	1
Lorbrena	ALK-positive metastatic NSCLC	266	204	115
Aromasin	Post-menopausal early and advanced breast cancer	211	148	136
Trazimera(d)	HER-positive breast cancer and metastatic stomach cancers	197	98	6
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	192	182	157
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy	187	160	48
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	178	80	49
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	155	142	49
All other Oncology	Various	238	137	122
Internal Medicine		$9,329	$9,003	$8,790
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	5,970	4,949	4,220
Premarin family	Symptoms of menopause	563	680	734
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	398	919	1,107
BMP2	Development of bone and cartilage	266	274	287
Toviaz	Overactive bladder	238	252	250
Pristiq	Depression	187	171	176
All other Internal Medicine	Various	1,706	1,758	2,016

Pfizer Inc.	2021 Form 10-K	103

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2021	2020	2019

Hospital(a)		$7,301	$6,777	$6,695
Sulperazon	Bacterial infections	683	618	684
Medrol	Anti-inflammatory glucocorticoid	432	402	469
Zavicefta	Bacterial infections	413	212	108
Fragmin	Treatment/prevention of venous thromboembolism	305	252	253
Zithromax	Bacterial infections	278	276	336
Vfend	Fungal infections	267	270	346
Tygacil	Bacterial infections	200	160	197
Precedex	Sedation agent in surgery or intensive care	177	260	155
Zyvox	Bacterial infections	173	222	251
Paxlovid	COVID-19 Infection (high risk population)	76	—	—
IVIg Products(e)	Various	430	376	275
All other Anti-infectives	Various	1,453	1,294	1,396
All other Hospital	Various	2,412	2,435	2,225
Inflammation & Immunology (I&I)		$4,431	$4,567	$4,733
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	2,455	2,437	2,242
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	1,185	1,350	1,699
Inflectra/Remsima(d)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	657	659	625
All other I&I	Various	134	121	167
Rare Disease		$3,538	$2,936	$2,278
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	2,015	1,288	473
BeneFIX	Hemophilia B	438	454	488
Genotropin	Replacement of human growth hormone	389	427	498
Refacto AF/Xyntha	Hemophilia A	304	370	426
Somavert	Acromegaly	277	277	264
All other Rare Disease	Various	115	120	129
PFIZER CENTREONE(b)		$1,731	$926	$810
CONSUMER HEALTHCARE BUSINESS(f)		$—	$—	$2,082
Total Alliance revenues		$7,652	$5,418	$4,648
Total Biosimilars(d)		$2,343	$1,527	$911
Total Sterile Injectable Pharmaceuticals(g)		$5,746	$5,315	$5,013
(a)On December 31, 2021, we completed the sale of our Meridian subsidiary. Prior to its sale, Meridian was managed as part of the Hospital therapeutic area. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. On December 21, 2020, Pfizer and Viatris completed the termination of the Mylan-Japan collaboration. Beginning in the fourth quarter of 2021, the financial results of Meridian are reflected as discontinued operations for all periods presented. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and Mylan-Japan collaboration were reflected as discontinued operations for all periods presented. Prior-period financial information has been restated, as appropriate. See Note 1A.
(b)At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business and PC1. PC1, which previously had been managed within the Hospital therapeutic area, includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($320 million for 2021 and $0 million for 2020 and 2019), and active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, transitional manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business. We have revised prior period information to conform to the current management structure.
(c)Prevnar family include revenues from Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20 (adult).
(d)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Inflectra/Remsima, Ruxience, Retacrit, Zirabev and Trazimera.
(e)Intravenous immunoglobulin (IVIg) products include the revenues from Panzyga, Octagam and Cutaquig.
(f)On July 31, 2019, our Consumer Healthcare business, an OTC medicines business, was combined with GSK’s consumer healthcare business to form a new consumer healthcare JV. See Note 2C.
(g)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital therapeutic area, including anti-infective sterile injectable pharmaceuticals.
Remaining Performance Obligations

Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totals $34.4 billion as of December 31, 2021, which includes amounts received in advance and deferred and amounts that will be invoiced as we deliver the product to our customers in future periods. Of this amount, we expect to recognize revenue of

Pfizer Inc.	2021 Form 10-K	104

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

$22.3 billion in 2022, $11.8 billion in 2023 and $265 million in 2024. Remaining performance obligations exclude arrangements with an original expected contract duration of less than one year.

Deferred Revenues

Our deferred revenues primarily relate to advance payments received or receivable in connection with contracts that we entered into during 2021 and 2020 with various government or government sponsored customers in international markets for supply of Comirnaty. The deferred revenues associated with the advance payments related to Comirnaty total $3.3 billion as of December 31, 2021 and $957 million as of December 31, 2020, with $3.0 billion and $249 million recorded in current liabilities and noncurrent liabilities, respectively as of December 31, 2021, and $957 million recorded in current liabilities as of December 31, 2020. The increase in the Comirnaty deferred revenues during 2021 was the result of additional advance payments received as we entered into new or amended contracts or as we invoiced customers in advance of vaccine deliveries less amounts recognized in Revenues as we delivered doses to our customers. During 2021, we recognized in revenue substantially all of the balance of Comirnaty deferred revenues as of December 31, 2020. The Comirnaty deferred revenues as of December 31, 2021 will be recognized in Revenues proportionately as we deliver doses of the vaccine to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in 2023 and in the first quarter of 2024. Deferred revenues associated with contracts for other products were not significant as of December 31, 2021 or 2020.

Pfizer Inc.	2021 Form 10-K	105

Selected Quarterly Financial Data (Unaudited)
Pfizer Inc. and Subsidiary Companies

	Quarter
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	First	Second	Third	Fourth
2021(a)
Revenues	$14,516	$18,899	$24,035	$23,838
Costs and expenses(b)	8,802	11,951	15,546	19,876
Restructuring charges and certain acquisition-related costs(c)	22	(1)	646	135
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	5,692	6,949	7,843	3,827
Provision/(benefit) for taxes on income/(loss)(d)	808	1,123	(328)	249
Income/(loss) from continuing operations	4,885	5,825	8,171	3,578
Discontinued operations––net of tax(e)	1	(236)	(13)	(187)
Net income/(loss) before allocation to noncontrolling interests	4,886	5,589	8,159	3,391
Less: Net income attributable to noncontrolling interests	9	26	12	(2)
Net income/(loss) attributable to Pfizer Inc. common shareholders	$4,877	$5,563	$8,146	$3,393
Earnings/(loss) per common share—basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.87	$1.04	$1.45	$0.64
Discontinued operations––net of tax	—	(0.04)	—	(0.03)
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.87	$0.99	$1.45	$0.60
Earnings/(loss) per common share—diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.86	$1.02	$1.43	$0.62
Discontinued operations––net of tax	—	(0.04)	—	(0.03)
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.86	$0.98	$1.42	$0.59
(a)Business development activities impacted our results of operations in 2021. See Note 1A.
(b)The fourth quarter historically reflects higher costs in Cost of sales, Selling, informational and administrative expenses and Research and development expenses. Cost of sales for all quarters reflects higher costs for Comirnaty. The fourth quarter includes a $2.1 billion charge for IPR&D expense associated with the acquisition of Trillium, as well as other upfront and milestone payments on collaboration and licensing arrangements. See Notes 2A, D and E.
(c)The third and fourth quarters of 2021 primarily include employee termination costs associated with our Transforming to a More Focused Company program. See Note 3.
(d)All periods reflect a change in the jurisdictional mix of earnings primarily related to Comirnaty. The third quarter of 2021 reflects benefits resulting from certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV with GSK. See Note 5A.
(e)All periods include the operating results of Meridian prior to its sale on December 31, 2021 and to a lesser extent post-closing adjustments directly related to prior discontinued businesses. The second quarter of 2021 includes a pre-tax charge of $345 million to resolve a legal matter related to Meridian and the fourth quarter of 2021 includes an after tax loss of $167 million related to the sale of Meridian. See Note 2B.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Pfizer Inc.	2021 Form 10-K	106

Selected Quarterly Financial Data (Unaudited)
Pfizer Inc. and Subsidiary Companies

	Quarter
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	First	Second	Third	Fourth
2020(a)
Revenues	$10,007	$9,795	$10,215	$11,634
Costs and expenses(b)	7,100	6,389	9,635	10,917
Restructuring charges and certain acquisition-related costs	54	360	2	163
(Gain) on completion of Consumer Healthcare JV transaction	(6)	—	—	—
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	2,859	3,046	577	554
Provision/(benefit) for taxes on income/(loss)	358	425	(334)	(80)
Income/(loss) from continuing operations	2,501	2,621	911	634
Discontinued operations––net of tax(c)	863	876	566	224
Net income/(loss) before allocation to noncontrolling interests	3,364	3,497	1,477	857
Less: Net income attributable to noncontrolling interests	9	8	8	11
Net income/(loss) attributable to Pfizer Inc. common shareholders	$3,355	$3,489	$1,469	$847
Earnings/(loss) per common share—basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.45	$0.47	$0.16	$0.11
Discontinued operations––net of tax	0.16	0.16	0.10	0.04
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.60	$0.63	$0.26	$0.15
Earnings/(loss) per common share—diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.44	$0.47	$0.16	$0.11
Discontinued operations––net of tax	0.15	0.16	0.10	0.04
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.60	$0.62	$0.26	$0.15
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
(c)Operating results of the Upjohn Business through November 16, 2020, the date of the spin-off and combination with Mylan, the Mylan-Japan collaboration and Meridian are presented as discontinued operations in all periods presented. See Note 2B.
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

Pfizer Inc.	2021 Form 10-K	107

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pfizer Inc. and Subsidiary Companies’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

New York, New York

February 24, 2022

Pfizer Inc.	2021 Form 10-K	108

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Form 10-K.

Albert Bourla
Chairman and Chief Executive Officer

Frank D’Amelio	Jennifer B. Damico
Principal Financial Officer	Principal Accounting Officer

February 24, 2022

Pfizer Inc.	2021 Form 10-K	109

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance—Pfizer Policies on Business Conduct and —Code of Conduct for Directors in our Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Annual Meeting Information—Submitting Proxy Proposals and Director Nominations for the 2023 Annual Meeting in our Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance—Board and Committee Information—Board Committees—The Audit Committee in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information about Our Executive Officers in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information about Director and executive compensation is incorporated by reference from the discussion under the headings Non-Employee Director Compensation; Executive Compensation; and Governance—Board and Committee Information—Board Committees—The Compensation Committee—Compensation Committee Interlocks and Insider Participation in our Proxy Statement.

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
Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Governance—Other Governance Practices and Policies—Related Person Transactions and Indemnification and —Transactions with Related Persons in our Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Item 1—Election of Directors—Director Independence in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the fees for professional services rendered by our independent registered public accounting firm in 2021 and 2020 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services in our Proxy Statement.

Pfizer Inc.	2021 Form 10-K	110

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

2.8
Amendment No. 4 to the Separation and Distribution Agreement, dated as of November 15, 2020, by and between us and Upjohn Inc. is incorporated by reference from our 2020 Annual Report on Form 10-K. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Amendment No. 4 to the Separation and Distribution Agreement.)

3.1	Our Restated Certificate of Incorporation dated December 14, 2020, is incorporated by reference from our Current Report on Form 8-K filed on December 14, 2020.

3.2	Our By-laws, as amended December 18, 2017, are incorporated by reference from our Current Report on Form 8-K filed on December 21, 2017.

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our Current Report on Form 8-K filed on January 30, 2001.

Pfizer Inc.	2021 Form 10-K	111

4.2	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009.

4.3	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2009.

4.4	Third Supplemental Indenture, dated as of June 3, 2013, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2013.

4.5	Fourth Supplemental Indenture, dated as of May 15, 2014, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on May 15, 2014.

4.6	Fifth Supplemental Indenture, dated as of October 5, 2015, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on October 6, 2015.

4.7	Sixth Supplemental Indenture, dated as of June 3, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on June 3, 2016.

4.8	Seventh Supplemental Indenture, dated as of November 21, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on November 21, 2016.

4.9	Eighth Supplemental Indenture, dated as of March 17, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (successor to the Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 17, 2017.

4.10	Ninth Supplemental Indenture, dated as of March 6, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 6, 2017.

4.11	Tenth Supplemental Indenture, dated as of December 19, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on December 19, 2017.

4.12	Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.13	Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.14	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K.

4.15	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005.

4.16	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007.

4.17	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009.

4.18	Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.19	First Supplemental Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.20	Second Supplemental Indenture, dated as of March 11, 2019, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 11, 2019.

4.21
Third Supplemental Indenture, dated as of March 27, 2020, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 27, 2020.

Pfizer Inc.	2021 Form 10-K	112

4.22	Fourth Supplemental Indenture, dated as of May 28, 2020, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 28, 2020.

4.23
Fifth Supplemental Indenture, dated as of August 18, 2021 between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on August 18, 2021.

*4.24	Description of Pfizer’s Securities.

4.25
Except as set forth in Exhibits 4.1-24 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.3	Amendment No. 1 to Pfizer 2004 Stock Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.4	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

10.5	Amendment No. 1 to Pfizer Inc. 2014 Stock Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.6	Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 29, 2020.

10.7	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K.

10.8	Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.9	Amendment No. 1 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.10	Amendment No. 2 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.11	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

10.12	Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017.

10.13	Amendment No. 2 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.14	Amendment No. 3 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.15	Amendment No. 4 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.16	Amendment No. 5 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.17	Amendment No. 6 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

10.18	Amendment No. 7 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.19	Amendment No. 8 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.20	Amendment No. 9 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.21	Amended and Restated Pfizer Inc. Global Performance Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.22	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K.

10.23	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.24	Amendment No. 2 to Amended and Restated Deferred Compensation Plan, dated April 27, 2016, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2016.

10.25	Amendment No. 3 to Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.26	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with certain Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.27	Amendment No. 2 to Wyeth 2005 (409A) Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.28	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.29	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.30	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K.

Pfizer Inc.	2021 Form 10-K	113

10.31	The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated by reference from our 1997 Annual Report on Form 10-K.

10.32	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007.

10.33	Pfizer Inc. Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009.

10.34	Amendment No. 1 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.35	Amendment No. 2 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.36	Amendment No. 3 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.37	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K.

10.38	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 28, 2014.

10.39	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009.

10.40	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011.

10.41	Form of Special Performance-Based Incentive Award Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.42	Form of Special Performance-Based Incentive Grant Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.43	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

10.44	Time Sharing Agreement, dated July 9, 2020, between Pfizer Inc. and Albert Bourla is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2020.

*21	Subsidiaries of the Company.

22	Subsidiary Issuers of Guaranteed Securities is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 4, 2021.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.

Pfizer Inc.	2021 Form 10-K	114

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 24, 2022	By:	/S/ MARGARET M. MADDEN
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

Signature	Title	Date

/S/ ALBERT BOURLA Albert Bourla	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2022

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Chief Financial Officer, Executive Vice President (Principal Financial Officer)	February 22, 2022

/S/ JENNIFER B. DAMICO Jennifer B. Damico	Senior Vice President and Controller (Principal Accounting Officer)	February 22, 2022

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 22, 2022

/S/ SUSAN DESMOND-HELLMANN Susan Desmond-Hellmann	Director	February 22, 2022

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 22, 2022

/S/ SCOTT GOTTLIEB Scott Gottlieb	Director	February 22, 2022

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 22, 2022

/S/ SUSAN HOCKFIELD Susan Hockfield	Director	February 22, 2022

/S/ DAN R. LITTMAN Dan R. Littman	Director	February 22, 2022

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 22, 2022

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 22, 2022

/S/ JAMES QUINCEY James Quincey	Director	February 22, 2022

/S/ JAMES C. SMITH James C. Smith	Director	February 22, 2022

Pfizer Inc.	2021 Form 10-K	115