Form 10-Q
period 2022-04-03
PFIZER INC
filed 2022-05-11
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

At May 6, 2022, 5,610,895,801 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 27, 2022 and February 28, 2021, and for U.S. subsidiaries is as of and for the three months ended April 3, 2022 and April 4, 2021. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2021 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Ltd., Biohaven Pharmaceutical Ireland DAC and BioShin Limited. (collectively, Biohaven)
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BNT162b2*	Pfizer-BioNTech COVID-19 Vaccine, also known as Comirnaty
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CGRP	calcitonin gene-related peptide
CMA	conditional marketing authorisation
Comirnaty*	Pfizer-BioNTech COVID-19 Vaccine, also known as BNT162b2
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, South Korea, Australia and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, South Korea, Australia and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Central Europe, Eastern Europe, the Middle East, Africa and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2022
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Meridian	Meridian Medical Technologies, Inc.
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020, which fell in Pfizer’s international first quarter of 2021
Myovant	Myovant Sciences Ltd.
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PRAC	Pharmacovigilance Risk Assessment Committee
PsA	psoriatic arthritis
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ReViral	ReViral Ltd.
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
sNDA	supplemental new drug application
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
WRDM	Worldwide Research, Development and Medical
*This Form 10-Q includes discussion of the COVID-19 vaccine that Pfizer has co-developed with BioNTech (BNT162b2) and our oral COVID-19 treatment (Paxlovid). The vaccine may be referred to by its brand name, Comirnaty (approved under a BLA), or as BNT162b2 (authorized under EUA). The vaccine is FDA-approved to prevent COVID-19 in individuals 16 years of age and older. The vaccine is authorized by the FDA to prevent COVID-19 in individuals 5 years of age and older. In addition, Comirnaty/BNT162b2 is authorized by the FDA for a third dose for certain immunocompromised individuals 5 years of age and older, as a booster dose for individuals 12 years of age and older and as a second booster dose for individuals 50 years of age and older and for certain immunocompromised individuals 12 years of age and older. Paxlovid has been authorized for emergency use by the FDA under an EUA, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS CoV-2 viral testing, and who are at high-risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product under Section 564(b)(1) of the FFDCA unless the declaration is terminated or authorization revoked sooner. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. See the EUA Fact Sheets at www.cvdvaccine-us.com and www.covid19oralrx.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	April 3, 2022	April 4, 2021
Revenues	$25,661	$14,516
Costs and expenses:
Cost of sales(a)	9,984	4,157
Selling, informational and administrative expenses(a)	2,593	2,777
Research and development expenses(a)	2,301	1,994
Acquired in-process research and development expenses(b)	355	19
Amortization of intangible assets	835	858
Restructuring charges and certain acquisition-related costs	192	22
Other (income)/deductions––net	350	(1,004)
Income from continuing operations before provision/(benefit) for taxes on income	9,050	5,692
Provision/(benefit) for taxes on income	1,172	808
Income from continuing operations	7,879	4,885
Discontinued operations––net of tax	(9)	1
Net income before allocation to noncontrolling interests	7,870	4,886
Less: Net income attributable to noncontrolling interests	6	9
Net income attributable to Pfizer Inc. common shareholders	$7,864	$4,877

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.40	$0.87
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.40	$0.87

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.37	$0.86
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.37	$0.86

Weighted-average shares––basic	5,617	5,584
Weighted-average shares––diluted	5,758	5,662
(a)Exclusive of amortization of intangible assets.
(b)See Note 1D.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Net income before allocation to noncontrolling interests	$7,870	$4,886

Foreign currency translation adjustments, net	(363)	465
Unrealized holding gains/(losses) on derivative financial instruments, net	203	214
Reclassification adjustments for (gains)/losses included in net income(a)	(213)	259
	(10)	473
Unrealized holding gains/(losses) on available-for-sale securities, net	(133)	79
Reclassification adjustments for (gains)/losses included in net income(b)	233	(242)
	99	(163)
Reclassification adjustments related to amortization of prior service costs and other, net	(36)	(40)
Reclassification adjustments related to curtailments of prior service costs and other, net	(10)	—
Other	(1)	(3)
	(47)	(43)
Other comprehensive income/(loss), before tax	(321)	732
Tax provision/(benefit) on other comprehensive income/(loss)	(60)	84
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(260)	$647

Comprehensive income/(loss) before allocation to noncontrolling interests	$7,610	$5,533
Less: Comprehensive income/(loss) attributable to noncontrolling interests	6	10
Comprehensive income/(loss) attributable to Pfizer Inc.	$7,604	$5,523
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	April 3, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$2,470	$1,944
Short-term investments	21,427	29,125
Trade accounts receivable, less allowance for doubtful accounts: 2022—$492; 2021—$492	13,225	11,479
Inventories	9,979	9,059
Current tax assets	3,117	4,266
Other current assets	4,202	3,820
Total current assets	54,420	59,693
Equity-method investments	15,995	16,472
Long-term investments	4,742	5,054
Property, plant and equipment, less accumulated depreciation: 2022—$15,358; 2021—$15,074	15,109	14,882
Identifiable intangible assets	29,816	25,146
Goodwill	50,211	49,208
Noncurrent deferred tax assets and other noncurrent tax assets	5,668	3,341
Other noncurrent assets	7,879	7,679
Total assets	$183,841	$181,476

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2022—$260; 2021—$1,636	$645	$2,241
Trade accounts payable	5,506	5,578
Dividends payable	—	2,249
Income taxes payable	3,177	1,266
Accrued compensation and related items	2,249	3,332
Deferred revenues	3,108	3,067
Other current liabilities	24,583	24,939
Total current liabilities	39,268	42,671
Long-term debt	35,656	36,195
Pension benefit obligations	3,261	3,489
Postretirement benefit obligations	233	235
Noncurrent deferred tax liabilities	655	349
Other taxes payable	11,574	11,331
Other noncurrent liabilities	10,508	9,743
Total liabilities	101,155	104,013

Commitments and Contingencies

Common stock	476	473
Additional paid-in capital	90,844	90,591
Treasury stock	(113,931)	(111,361)
Retained earnings	111,193	103,394
Accumulated other comprehensive loss	(6,157)	(5,897)
Total Pfizer Inc. shareholders’ equity	82,424	77,201
Equity attributable to noncontrolling interests	261	262
Total equity	82,685	77,462
Total liabilities and equity	$183,841	$181,476
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income						7,864		7,864	6	7,870
Other comprehensive income/(loss), net of tax							(260)	(260)	—	(260)
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	23	2	249	(12)	(570)	(65)		(383)		(383)
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other			3	—	—	—		3	(7)	(4)
Balance, April 3, 2022	9,494	$476	$90,844	(3,903)	$(113,931)	$111,193	$(6,157)	$82,424	$261	$82,685

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2021	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income						4,877		4,877	9	4,886
Other comprehensive income/(loss), net of tax							646	646	1	647
Cash dividends declared, per share: $—
Common stock						(84)		(84)		(84)
Share-based payment transactions	38	2	329	(11)	(361)			(30)		(30)
Purchases of common stock				—	—			—		—
Other			—	—	—	(27)		(27)	—	(27)
Balance, April 4, 2021	9,445	$472	$89,002	(3,851)	$(111,349)	$95,158	$(4,664)	$68,620	$245	$68,865
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Operating Activities
Net income before allocation to noncontrolling interests	$7,870	$4,886
Discontinued operations—net of tax	(9)	1
Net income from continuing operations before allocation to noncontrolling interests	7,879	4,885
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,187	1,207
Asset write-offs and impairments	31	24
Deferred taxes from continuing operations	(2,321)	203
Share-based compensation expense	86	172
Benefit plan contributions in excess of expense/income	(404)	(373)
Other adjustments, net	815	(291)
Other changes in assets and liabilities, net of acquisitions and divestitures	(730)	(1,281)
Net cash provided by operating activities from continuing operations	6,541	4,546
Net cash provided by/(used in) operating activities from discontinued operations	—	(8)
Net cash provided by operating activities	6,541	4,538

Investing Activities
Purchases of property, plant and equipment	(643)	(554)
Purchases of short-term investments	(8,758)	(6,054)
Proceeds from redemptions/sales of short-term investments	13,421	5,465
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	3,409	(996)
Purchases of long-term investments	(676)	(27)
Proceeds from redemptions/sales of long-term investments	52	256
Acquisition of business, net of cash acquired	(6,225)	—
Other investing activities, net	(13)	163
Net cash provided by/(used in) investing activities from continuing operations	567	(1,746)
Net cash provided by/(used in) investing activities from discontinued operations	—	—
Net cash provided by/(used in) investing activities	567	(1,747)

Financing Activities
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(220)	(25)
Principal payments on long-term debt	(1,609)	—
Purchases of common stock	(2,000)	—
Cash dividends paid	(2,249)	(2,172)
Other financing activities, net	(501)	(610)
Net cash provided by/(used in) financing activities	(6,578)	(2,807)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(1)	—
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	529	(15)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,983	1,825
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,513	$1,809
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$354	$394
Interest paid	453	445
Interest rate hedges	26	10
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

We prepared these condensed consolidated financial statements in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2021 Form 10-K. As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted.

These financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2021 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 27, 2022 and February 28, 2021, and for U.S. subsidiaries is as of and for the three months ended April 3, 2022 and April 4, 2021.
At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Biopharma is the only reportable segment. See Note 17A in our 2021 Form 10-K and Note 13 below.
Business development activities completed in 2022 and 2021 impacted financial results in the periods presented. Discontinued operations in the periods presented relate to the previously divested Meridian subsidiary, Mylan-Japan collaboration and Upjohn Business. See Notes 1A and 2B in our 2021 Form 10-K, and Note 2B below.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for discontinued operations and segment reporting.
B. New Accounting Standard Adopted in 2022
On January 1, 2022, we early adopted a new accounting standard for contract assets and contract liabilities acquired in a business combination. Under the new standard, acquired contract assets and contract liabilities are required to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. This new guidance generally results in the acquirer recognizing contract assets and contract liabilities at the same amounts that were recorded by the acquiree. Previously, these amounts were recognized by the acquirer at fair value as of the acquisition date. We adopted this new standard on a prospective basis and there was no impact to our consolidated financial statements.
C. Revenues and Trade Accounts Receivable
Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We typically determine transfer of control based on when the product is shipped or delivered and title passes to the customer. For certain contracts, the finished product may temporarily be stored at our location under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive; the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received.
Customers––Our prescription pharmaceutical products, with the exception of Paxlovid, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We principally sell Paxlovid to government agencies. In the U.S., we primarily sell our vaccine products directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery networks. Outside the U.S., we primarily sell our vaccines to government and non-government institutions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	April 3, 2022	December 31, 2021
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$933	$1,077
Other current liabilities:
Accrued rebates	3,858	3,811
Other accruals	440	528
Other noncurrent liabilities	299	433
Total accrued rebates and other sales-related accruals	$5,530	$5,850
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
During the three months ended April 3, 2022 and April 4, 2021, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1H in our 2021 Form 10-K.

D. Acquired In-Process Research and Development Expenses

In the first quarter of 2022, we began reporting acquired IPR&D expense as a separate line item in our consolidated statements of income. Acquired in-process research and development expenses includes costs incurred in connection with (a) all upfront and milestone payments on collaboration and in-license agreements, including premiums on equity securities and (b) asset acquisitions of acquired IPR&D. These costs were previously recorded in Research and development expenses. Prior periods have been revised to conform to the current period presentation. When we acquire net assets that do not constitute a business, as defined in U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed. The fair value of IPR&D acquired in connection with a business combination is recorded on the balance sheet as Identifiable intangible assets. See Notes 1E and 10 in our 2021 Form 10-K.
Note 2. Acquisition, Discontinued Operations, Equity-Method Investment and Collaborative Arrangement
A. Acquisition
Arena––On March 11, 2022, we acquired Arena, a clinical stage company, for $100 per share in cash. The total fair value of the consideration transferred was $6.6 billion ($6.2 billion, net of cash acquired). In addition, $138 million in payments to Arena employees for the fair value of previously unvested long-term incentive awards was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs (see Note 3).
Arena’s portfolio includes development-stage therapeutic candidates in gastroenterology, dermatology, and cardiology, including etrasimod, an oral, selective sphingosine 1-phosphate (S1P) receptor modulator currently in development for a range of immuno-inflammatory diseases including UC, Crohn’s Disease, atopic dermatitis, eosinophilic esophagitis, and alopecia areata. In connection with this acquisition, we provisionally recorded: (i) $5.5 billion in Identifiable intangible assets, consisting of $5.0 billion of IPR&D and $460 million of indefinite-lived Licensing agreements, (ii) $1.0 billion of Goodwill and (iii) $510 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Discontinued Operations
Meridian––On December 31, 2021, we completed the sale of our Meridian subsidiary. In the three months ended April 3, 2022, the amounts recorded under the interim TSAs and MSA were not material.
Upjohn Separation and Combination with Mylan––On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan to form Viatris. In connection with this transaction, Pfizer and Viatris entered into various agreements to effect the separation and combination and to provide a framework for our relationship after the combination, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The amounts recorded under these agreements were not material to our consolidated results of operations in the three months ended April 3, 2022 and April 4, 2021. Net amounts due from Viatris under the agreements were approximately $133 million as of April 3, 2022 and $53 million as of December 31, 2021. The cash flows associated with the agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in the first quarter of 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net.
C. Equity-Method Investment
Consumer Healthcare JV––On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operates globally under the GSK Consumer Healthcare name. In exchange, we received a 32% equity stake in the new company and GSK owns the remaining 68%. We are accounting for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $15.8 billion as of April 3, 2022 and $16.3 billion as of December 31, 2021 and is reported as a private equity investment in Equity-method investments as of April 3, 2022 and December 31, 2021. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2021 is primarily due to $508 million in pre-tax foreign currency translation adjustments (see Note 6), as well as dividends totaling approximately $177 million, partially offset by our share of the JV’s earnings. We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of the JV’s earnings generated in the fourth quarter of 2021, which we recorded in our operating results in the first quarter of 2022, was $185 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020, which we recorded in our operating results in first quarter 2021, was $71 million. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV is included in Other (income)/deductions––net and was not material to our results of operations in the periods presented. See Note 4.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, for the three months ending December 31, 2021, the most recent period available, and for the three months ending December 31, 2020, is as follows:

	Three Months Ended
(MILLIONS)	December 31, 2021	December 31, 2020
Net sales	$3,420	$3,096
Cost of sales	(1,312)	(1,188)
Gross profit	$2,108	$1,908
Income from continuing operations	590	233
Net income	590	233
Income attributable to shareholders	578	221

In connection with GSK’s previously announced planned demerger of at least 80% of GSK’s 68% equity interest in the Consumer Healthcare JV, in March 2022 the Consumer Healthcare JV completed its offering of a total aggregate principal amount of $8.75 billion in U.S. dollar-denominated senior notes of various maturities, €2.35 billion in euro-denominated senior notes of various maturities and £700 million in U.K. pound-denominated senior notes of various maturities (collectively, the “notes”). The notes are guaranteed by GSK generally up to and excluding the date of the demerger (the “Guarantee Assumption Date”). We have agreed to indemnify GSK for 32% (representing our pro rata equity interest in the Consumer Healthcare JV) of any amount payable by GSK pursuant to its guarantee of the notes. Our indemnity is provided solely for the benefit of GSK and will terminate automatically as of the Guarantee Assumption date. Neither we nor any of our subsidiaries is an issuer or guarantor of any of the notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following its issuance of the notes in March 2022, in our fiscal second quarter of 2022, the Consumer Healthcare JV loaned to us and GSK the net proceeds received from the notes on a pro rata equity ownership basis, for which we received a loan of £2.9 billion, at an interest rate of 1.365% per annum payable semi-annually in arrears. The loan will mature and be repaid upon the earlier of two business days after approval of the demerger transaction by GSK’s shareholders or two business days after the occurrence of a mandatory redemption event with respect to the notes. In conjunction with the demerger, we will receive our 32% share of the proceeds repaid by us and GSK as a dividend from the Consumer Healthcare JV.
D. Collaboration Arrangement
Collaboration with Biohaven––In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Biohaven to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S., subject to regulatory approval. Biohaven will continue to lead R&D globally and we have the exclusive right to commercialization globally, outside of the U.S. Upon the closing of the transaction on January 4, 2022, we paid Biohaven $500 million, including an upfront payment of $150 million and an equity investment of $350 million. We recognized $263 million for the upfront payment and premium paid on our equity investment in Acquired in-process research and development expenses. Biohaven is also eligible to receive up to $740 million in non-U.S. commercialization milestone payments, in addition to tiered double-digit royalties on net sales outside of the U.S. In addition to the milestone payments and royalties above, we will also reimburse Biohaven for the portion of certain additional milestone payments and royalties due to third parties in accordance with preexisting Biohaven agreements, which are attributed to ex-U.S. sales.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We have undertaken efforts to ensure our cost base and support model align appropriately with our new operating structure. While certain direct costs transferred to the Consumer Healthcare JV, and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. This program is primarily composed of the following three initiatives:
•We are taking steps to restructure our corporate enabling functions to appropriately support our business, R&D and PGS platform functions. We expect costs, primarily related to restructuring our corporate enabling functions, to total $1.8 billion, with substantially all costs to be cash expenditures. Actions include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs will primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
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
From the start of this program in the fourth quarter of 2019 through April 3, 2022, we incurred costs of $2.3 billion, of which $875 million is associated with Biopharma ($20 million in 2022, $712 million in 2021, $79 million in 2020 and $64 million in 2019).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Restructuring charges/(credits):
Employee terminations	$25	$22
Asset impairments	8	(5)
Exit costs/(credits)	11	—
Restructuring charges/(credits)(a)	43	17
Transaction costs(b)	6	—
Integration costs and other(c)	142	5
Restructuring charges and certain acquisition-related costs	192	22
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(6)	8
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income, mainly in Cost of sales(d)	9	6
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	12	11
Selling, informational and administrative expenses	74	64
Total implementation costs	85	75
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$280	$111
(a)Primarily represents cost reduction initiatives.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the first quarter of 2022, integration costs and other were mostly related to our acquisition of Arena, including $138 million in payments to Arena employees for the fair value of previously unvested long-term incentive awards. See Note 2A.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2021(a)	$1,014	$—	$57	$1,071
Provision	25	8	11	43
Utilization and other(b)	(95)	(8)	(59)	(163)
Balance, April 3, 2022(c)	$943	$—	$9	$952
(a)Included in Other current liabilities ($816 million) and Other noncurrent liabilities ($255 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($812 million) and Other noncurrent liabilities ($140 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Interest income	$(14)	$—
Interest expense	322	336
Net interest expense	308	336
Royalty-related income	(173)	(176)
Net (gains)/losses on asset disposals	(1)	(39)
Net (gains)/losses recognized during the period on equity securities(a)	699	(401)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(9)	(231)
Net periodic benefit costs/(credits) other than service costs	(283)	(266)
Certain legal matters, net	79	51
Consumer Healthcare JV equity method (income)/loss(c)	(184)	(62)
Other, net	(88)	(216)
Other (income)/deductions––net	$350	$(1,004)
(a)The losses in the first quarter of 2022 include, among other things, unrealized losses of $473 million related to our investment in BioNTech. The gains in the first quarter of 2021 included, among other things, unrealized gains of $409 million related to investments in Allogene Therapeutics, Inc. and BioNTech.
(b)The first quarter of 2021 included, among other things, $188 million of net collaboration income from BioNTech related to Comirnaty.
(c)See Note 2C.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 12.9% for the first quarter of 2022, compared to 14.2% for the first quarter of 2021. The lower effective tax rate for the first quarter of 2022 was primarily due to the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fourth annual installment of this liability was paid by its April 18, 2022 due date and is reported in current Income taxes payable and the remaining liability is reported in noncurrent Other taxes payable as of April 3, 2022. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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

The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, the IRS has issued Revenue Agent’s Reports (RARs) for tax years 2011-2013 and 2014-2015. We are not in agreement with the RARs and are currently appealing certain disputed issues. Tax years 2016-2018 are currently under audit. Tax years 2019-2022 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years in certain major international tax jurisdictions dating back to 2011.
For additional information, see Note 5D in our 2021 Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Foreign currency translation adjustments, net(a)	$(72)	$21
Unrealized holding gains/(losses) on derivative financial instruments, net	32	59
Reclassification adjustments for (gains)/losses included in net income	(22)	34
	10	93
Unrealized holding gains/(losses) on available-for-sale securities, net	(17)	10
Reclassification adjustments for (gains)/losses included in net income	29	(30)
	12	(20)
Reclassification adjustments related to amortization of prior service costs and other, net	(9)	(10)
Reclassification adjustments related to curtailments of prior service costs and other, net	(2)	—
Other	—	—
	(11)	(10)
Tax provision/(benefit) on other comprehensive income/(loss)	$(60)	$84
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2021	$(6,172)	$119	$(220)	$377	$(5,897)
Other comprehensive income/(loss)(a)	(291)	(20)	87	(36)	(260)
Balance, April 3, 2022	$(6,463)	$99	$(133)	$341	$(6,157)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments include net losses related to our equity method investment in the Consumer Healthcare JV (see Note 2C) and the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	April 3, 2022			December 31, 2021
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds	$2,759	$—	$2,759	$5,365	$—	$5,365

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	14,548	—	14,548	17,318	—	17,318
Government and agency—U.S.	1,830	—	1,830	4,050	—	4,050
Corporate and other	958	—	958	647	—	647
	17,337	—	17,337	22,014	—	22,014
Total short-term investments	20,096	—	20,096	27,379	—	27,379
Other current assets
Derivative assets:
Interest rate contracts	5	—	5	4	—	4
Foreign exchange contracts	832	—	832	704	—	704
Total other current assets	837	—	837	709	—	709
Long-term investments
Classified as equity securities with readily determinable fair values(a)	3,486	3,470	15	3,876	3,849	27

Classified as available-for-sale debt securities:
Government and agency—non-U.S.	519	—	519	465	—	465
Government and agency—U.S.	1	—	1	6	—	6
Corporate and other	49	—	49	50	—	50
	569	—	569	521	—	521
Total long-term investments	4,055	3,470	584	4,397	3,849	548
Other noncurrent assets
Derivative assets:
Interest rate contracts	—	—	—	16	—	16
Foreign exchange contracts	267	—	267	242	—	242
Total derivative assets	267	—	267	259	—	259
Insurance contracts(b)	765	—	765	808	—	808
Total other noncurrent assets	1,032	—	1,032	1,067	—	1,067
Total assets	$26,020	$3,470	$22,550	$33,552	$3,849	$29,703

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$330	$—	$330	$476	$—	$476
Total other current liabilities	330	—	330	476	—	476
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	140	—	140	—	—	—
Foreign exchange contracts	460	—	460	405	—	405
Total other noncurrent liabilities	600	—	600	405	—	405
Total liabilities	$930	$—	$930	$881	$—	$881
(a)Long-term equity securities of $155 million as of April 3, 2022 and $194 million as of December 31, 2021 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $36 billion as of April 3, 2022 and $36 billion as of December 31, 2021. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $38 billion as of April 3, 2022 and $42 billion as of December 31, 2021.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of April 3, 2022 and December 31, 2021. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	April 3, 2022	December 31, 2021
Short-term investments
Equity securities with readily determinable fair values(a)	$2,759	$5,365
Available-for-sale debt securities	17,337	22,014
Held-to-maturity debt securities	1,331	1,746
Total Short-term investments	$21,427	$29,125

Long-term investments
Equity securities with readily determinable fair values	$3,486	$3,876
Available-for-sale debt securities	569	521
Held-to-maturity debt securities	41	34
Private equity securities at cost(b)	647	623
Total Long-term investments	$4,742	$5,054
Equity-method investments	15,995	16,472
Total long-term investments and equity-method investments	$20,737	$21,526
Held-to-maturity cash equivalents	$458	$268
(a)As of April 3, 2022 and December 31, 2021, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At April 3, 2022, our investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:

	April 3, 2022							December 31, 2021
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$15,217	$8	$(158)	$15,067	$14,548	$519	$—	$18,032	$13	$(263)	$17,783
Government and agency––U.S.	1,832	—	(1)	1,831	1,830	1	—	4,056	—	(1)	4,055
Corporate and other	1,009	—	(1)	1,008	958	49	—	698	—	(1)	697
Held-to-maturity debt securities
Time deposits and other	1,015	—	—	1,015	979	25	11	947	—	—	947
Government and agency––non-U.S.	814	—	—	814	809	4	1	1,102	—	—	1,102
Total debt securities	$19,887	$8	$(160)	$19,735	$19,125	$598	$12	$24,835	$14	$(265)	$24,584
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Net (gains)/losses recognized during the period on equity securities(a)	$699	$(401)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(11)	(28)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$710	$(372)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of April 3, 2022, there were cumulative impairments and downward adjustments of $110 million and upward adjustments of $167 million. Impairments, downward and upward adjustments were not significant in the first quarters of 2022 and 2021.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	April 3, 2022	December 31, 2021
Current portion of long-term debt, principal amount	$251	$1,636
Other short-term borrowings, principal amount(a)	385	605
Total short-term borrowings, principal amount	636	2,241
Net fair value adjustments related to hedging and purchase accounting	9	—
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$645	$2,241
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	April 3, 2022	December 31, 2021
Total long-term debt, principal amount	$34,603	$34,948
Net fair value adjustments related to hedging and purchase accounting	1,240	1,438
Net unamortized discounts, premiums and debt issuance costs	(190)	(195)
Other long-term debt	3	4
Total long-term debt, carried at historical proceeds, as adjusted	$35,656	$36,195
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above)	$260	$1,636
E. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk––A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. Where foreign exchange risk is not offset by other exposures, we manage our foreign exchange risk principally through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to mitigate the impact on net income as a result of remeasurement into another currency, or against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen and Canadian dollar, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
Interest Rate Risk––Our interest-bearing investments and borrowings are subject to interest rate risk. Depending on market conditions, we may change the profile of our outstanding debt or investments by entering into derivative financial instruments like interest rate swaps, either to hedge or offset the exposure to changes in the fair value of hedged items with fixed interest rates, or to convert variable rate debt or investments to fixed rates. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
	April 3, 2022			December 31, 2021
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$29,833	$899	$647	$29,576	$787	$717
Interest rate contracts	2,250	5	140	2,250	21	—
		904	787		808	717
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$22,009	200	143	$21,419	160	164
Total		$1,104	$930		$968	$881
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.7 billion as of April 3, 2022 and $4.8 billion as of December 31, 2021.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	April 3, 2022	April. 4, 2021	April 3, 2022	April. 4, 2021	April 3, 2022	April. 4, 2021
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$187	$202	$195	$(268)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	16	12	18	9
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(156)	(26)	—	—	—	—
Hedged item	156	26	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	259	154	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	(74)	(1)	30	29
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	26	38	—	—
Foreign currency long-term debt	—	—	23	56	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(19)	42	—	—	—	—
	$(19)	$42	$436	$460	$243	$(230)
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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $34 million in the first quarter of 2022; and
•a net loss of $45 million in the first quarter of 2021.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $332 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 21 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings which are used in net investment hedges. The short-term borrowings’ carrying value as of December 31, 2021 was $1.1 billion. The long-term debt carrying values as of April 3, 2022 and December 31, 2021 were $821 million and $844 million, respectively.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes cumulative basis adjustments to our debt in fair value hedges:
	April 3, 2022			December 31, 2021
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$4	$—	$—	$—
Long-term debt	$2,234	$(140)	$1,124	$2,233	$16	$1,154
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2021 Form 10-K.

As of April 3, 2022, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by Canada, Japan, U.S., France, Germany, U.K., Switzerland, Austria and the Netherlands.

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of April 3, 2022, the aggregate fair value of these derivative financial instruments that are in a net payable position was $568 million, for which we have posted collateral of $526 million with a corresponding amount reported in Short-term investments. As of April 3, 2022, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $532 million, for which we have received collateral of $341 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	April 3, 2022	December 31, 2021
Finished goods	$3,633	$3,641
Work-in-process	4,843	4,424
Raw materials and supplies	1,502	994
Inventories(a)	$9,979	$9,059
Noncurrent inventories not included above(b)	$894	$939
(a)The change from December 31, 2021 reflects increases for Paxlovid and Comirnaty, as well as increases for certain products mainly for network strategy and supply recovery, partially offset by decreases due to market demand.
(b)Included in Other noncurrent assets. There are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $10.0 billion as of April 3, 2022 and $9.7 billion as of December 31, 2021.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	April 3, 2022			December 31, 2021
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$73,212	$(54,397)	$18,815	$73,346	$(53,732)	$19,614
Brands	922	(816)	106	922	(807)	115
Licensing agreements and other	2,302	(1,329)	973	2,284	(1,299)	985
	76,436	(56,542)	19,894	76,552	(55,838)	20,714
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(a)	8,122		8,122	3,092		3,092
Licensing agreements and other(a)	973		973	513		513
	9,922		9,922	4,432		4,432
Identifiable intangible assets(a), (b)	$86,358	$(56,542)	$29,816	$80,984	$(55,838)	$25,146
(a)The increase in the gross carrying amounts mainly reflect the impact of the acquisition of Arena. See Note 2A.
(b)The increase is primarily due to the acquisition of Arena, partially offset by amortization expense.
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2022	$49,208
Additions(b)	1,023
Other(c)	(21)
Balance, April 3, 2022	$50,211
(a)All goodwill is assigned within the Biopharma reportable segment.
(b)Additions relate to our acquisition of Arena. See Note 2A.
(c)Other represents the impact of foreign exchange.
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	April 3, 2022	April. 4, 2021	April 3, 2022	April. 4, 2021	April 3, 2022	April. 4, 2021
Service cost	$—	$—	$30	$33	$7	$9
Interest cost	118	113	42	36	7	7
Expected return on plan assets	(245)	(261)	(79)	(82)	(12)	(10)
Amortization of prior service credits	—	(1)	—	—	(36)	(39)
Actuarial (gains)/losses(a)	(65)	(47)	—	—	—	—
Curtailments	—	—	—	—	(13)	—
Special termination benefits	6	7	—	—	—	1
Net periodic benefit cost/(credit) reported in income	$(186)	$(187)	$(8)	$(12)	$(46)	$(32)
(a)Mainly reflects interim actuarial remeasurement gains in 2022, primarily due to an increase in the discount rate.
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended April 3, 2022, we contributed $112 million, $49 million, and $3 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.
Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc. common shareholders	$7,872	$4,876
Discontinued operations––net of tax	(9)	1
Net income attributable to Pfizer Inc. common shareholders	$7,864	$4,877
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$7,872	$4,876
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(9)	1
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$7,864	$4,877
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,617	5,584
Common-share equivalents: stock options and stock issuable under employee compensation plans	141	78
Weighted-average number of common shares outstanding––Diluted	5,758	5,662
Anti-dilutive common stock equivalents(a)	—	2
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
A. Legal Proceedings
Our legal contingencies include, but are not limited to, the following:
•Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. An adverse outcome could result in loss of patent protection for a product, a significant loss of revenues from a product or impairment of the value of associated assets. We are the plaintiff in the majority of these actions.
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents, including but not limited to, those discussed below. Most involve claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. BMS will seek permission to appeal the High Court’s decision. Additional challenges remain pending in other jurisdictions. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.

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

We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. For example, our Hospira subsidiaries

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

are involved in patent and patent-related disputes over their attempts to bring generic pharmaceutical products to market. If one of our marketed products is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
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
In January 2021, we brought a separate patent-infringement action against Aurobindo Pharma Limited (Aurobindo) asserting the infringement and validity of the patent covering the active ingredient expiring in December 2025 and the patent covering a polymorphic form of tofacitinib expiring in 2023, which Aurobindo challenged in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg tablets. In May 2022, we settled our action against Aurobindo on terms not material to us.
In October 2021, we brought a separate patent-infringement action against Sinotherapeutics Inc. (Sinotherapeutics) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Sinotherapeutics in its ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets.
In February 2022, we brought a separate patent-infringement action against Teva Pharmaceuticals USA, Inc. (Teva) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Teva in its ANDA seeking approval to market a generic version of tofacitinib 22 mg extended release tablets. In April 2022, we settled our action against Teva on terms not material to us.
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
Ibrance (palbociclib)
Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance capsules. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent. We have settled with certain of these generic companies on terms not material to us, and we dismissed the patent infringement actions against certain other generic companies.
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. The generic companies are challenging some or all of the following patents: (i) the composition of matter patent expiring in 2027; (ii) the composition of matter patent expiring in 2023; (iii) the method of use patent expiring in 2023; (iv) the crystalline form patent expiring in 2034; and (v) a tablet formulation patent expiring in 2036. We brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies. We have settled with one of these generic companies on terms not material to us, and we dismissed the patent infringement actions relating to the crystalline form of patent against certain other generic companies.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Action in Which We are the Defendant
Comirnaty
In March 2022, Alnylam Pharmaceuticals, Inc. filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Co. LLC, our wholly owned subsidiary, alleging that Comirnaty infringes U.S. Patent No. 11,246,933, which was issued in February 2022, and seeking unspecified monetary damages.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
EpiPen (Direct Purchaser)
In February 2020, a lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, its current and former affiliates King and Meridian, and various Mylan entities, on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants. Plaintiffs in this action generally allege that Pfizer and Mylan conspired to delay market entry of generic EpiPen through the settlement of patent litigation regarding EpiPen, and thereby delayed market entry of generic EpiPen in violation of federal antitrust law. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In July 2021, the District Court granted defendants’ motion to dismiss the direct purchaser complaint, without prejudice. In September 2021, plaintiffs filed an amended complaint.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
A4. Legal Proceedings––Government Investigations
We are subject to extensive regulation by government agencies in the U.S., other developed markets and multiple emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on our ability to conduct business in applicable jurisdictions, corporate integrity or deferred prosecution agreements, as well as reputational harm and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

increased public interest in the matter could result from government investigations in the U.S. and other jurisdictions in which we do business. These matters often involve government requests for information on a voluntary basis or through subpoenas after which the government may seek additional information through follow-up requests or additional subpoenas. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government. Among the investigations by government agencies are the matters discussed below.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. See Note 2C for a description of the March 2022 indemnity provided by Pfizer to GSK in connection with the issuance of notes by the Consumer Healthcare JV. Historically, we have not paid significant amounts under these provisions and, as of April 3, 2022, the estimated fair value of these indemnification obligations is not material to Pfizer.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may be obligated to indemnify us. For example, in November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction and as previously disclosed, each of Viatris and Pfizer has agreed to assume, and to indemnify the other for, liabilities arising out of certain matters. Also, our global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program, BNT162b2, aimed at preventing COVID-19 infection, includes certain indemnity provisions pursuant to which each of BioNTech and Pfizer has agreed to indemnify the other for certain liabilities that may arise in connection with certain third-party claims relating to Comirnaty.
We have also guaranteed the long-term debt of certain companies that we acquired and that now are subsidiaries of Pfizer. See Note 7D.
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. For additional information, see Note 1E in our 2021 Form 10-K.
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through two operating segments: Biopharma and PC1. The Biopharma and PC1 segments are each led by a single manager. Biopharma is the only reportable segment. Biopharma is a science-based medicines business that includes six therapeutic areas – Vaccines, Hospital, Oncology, Internal Medicine, Rare Disease, and Inflammation & Immunology. The Hospital therapeutic area commercializes our global portfolio of sterile injectable and anti-infective medicines, as well as an oral COVID-19 treatment.
Each operating segment has responsibility for its commercial activities. Regional commercial organizations market, distribute and sell our products and are supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products and global corporate enabling functions. Biopharma receives its R&D services from WRDM and GPD. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each operating segment has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation.
Other Costs and Business Activities––Certain pre-tax costs are not allocated to our operating segment results, such as costs associated with: (i) R&D and medical expenses managed by our WRDM and GPD organizations, (ii) corporate enabling functions and other corporate costs, (iii) overhead costs primarily associated with our manufacturing operations, (iv) our share of earnings from the Consumer Healthcare JV, as well as (v) all amortization of intangible assets, acquisition-related items, and certain significant items representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Beginning in the first quarter of 2022, acquisition-related items may now include the following purchase accounting impacts that previously would have been included as part of a reconciling item entitled “Purchase accounting adjustments” that we no longer separately present: (i) the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, (ii) depreciation related to the increase/decrease in fair value of acquired fixed assets, (iii) amortization related to the increase in fair value of acquired debt and (iv) the fair value changes for contingent

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consideration. The operating results of PC1, our global contract development and manufacturing organization, are included in Other business activities.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $184 billion as of April 3, 2022 and $181 billion as of December 31, 2021.
Selected Income Statement Information

The following provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Reportable Segment:
Biopharma	$25,323	$14,125	$13,438	$8,383
Other business activities(b)	338	391	(2,475)	(2,048)
Reconciling Items:
Amortization of intangible assets	—	—	(835)	(870)
Acquisition-related items	—	—	(187)	61
Certain significant items(c)	—	—	(891)	166
	$25,661	$14,516	$9,050	$5,692
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $56 million in the first quarter of 2022 and $27 million in the first quarter of 2021.
(b)Other business activities include revenues and costs associated with PC1, as well as costs that we do not allocate to our operating segments, per above.
(c)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). For earnings in the first quarter of 2022, includes, among other items, net losses on equity securities of $698 million recorded in Other (income)/deductions––net. For earnings in the first quarter of 2021, includes, among other items, net gains on equity securities of $399 million recorded in Other (income)/deductions––net.
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021	% Change
United States	$8,918	$7,530	18
Developed Europe	6,090	3,038	100
Developed Rest of World	3,286	1,123	193
Emerging Markets	7,367	2,824	161
Revenues	$25,661	$14,516	77
C. Other Revenue Information
Significant Customers––For information on our significant wholesale customers, see Note 17C in our 2021 Form 10-K. Additionally, revenues from the U.S. government represented 19% of total revenues for the three months ended April 3, 2022, and primarily represent sales of Comirnaty and Paxlovid. Accounts receivable from the U.S. government represented 11% of total trade accounts receivable as of April 3, 2022, and primarily relate to sales of Comirnaty and Paxlovid.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	April 3, 2022	April. 4, 2021
TOTAL REVENUES(a)		$25,661	$14,516
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)(a), (b)		$25,323	$14,125
Vaccines		$14,941	$4,894
Comirnaty direct sales and alliance revenues	Active immunization to prevent COVID-19	13,227	3,462
Prevnar family(c)	Pneumococcal disease	1,565	1,284
Nimenrix	Meningococcal ACWY disease	77	46
FSME-IMMUN/TicoVac	Tick-borne encephalitis disease	42	53
All other Vaccines	Various	29	49
Hospital(a)		$3,191	$1,886
Paxlovid	COVID-19 infection (high risk population)	1,470	—
Sulperazon	Bacterial infections	210	192
Zithromax	Bacterial infections	125	89
Ig Portfolio(d)	Various	107	105
Zavicefta	Bacterial infections	104	94
Medrol	Anti-inflammatory glucocorticoid	76	99
Fragmin	Treatment/prevention of venous thromboembolism	70	71
Vfend	Fungal infections	65	80
All other Anti-infectives	Various	381	455
All other Hospital	Various	583	700
Oncology		$2,967	$2,862
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,237	1,254
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	268	267
Inlyta	Advanced RCC	234	229
Zirabev(e)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	147	86
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	128	123
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	127	134
Ruxience(e)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	124	98
Retacrit(e)	Anemia	115	109
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	114	200
Lorbrena	ALK-positive metastatic NSCLC	72	60
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	67	32
Aromasin	Post-menopausal early and advanced breast cancer	62	52
Trazimera(e)	HER-positive breast cancer and metastatic stomach cancers	52	45
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	51	50
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab), for the treatment of BRAFV600E-mutant mCRC after prior therapy	48	47
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	40	35
All other Oncology	Various	81	41
Internal Medicine		$2,440	$2,594
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,793	1,643
Premarin family	Symptoms of menopause	102	143
BMP2	Development of bone and cartilage	67	49
Toviaz	Overactive bladder	54	57
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	2	217
All other Internal Medicine	Various	423	484
Rare Disease		$963	$824
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	612	453
BeneFIX	Hemophilia B	112	112

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	April 3, 2022	April. 4, 2021
Genotropin	Replacement of human growth hormone	80	80
Somavert	Acromegaly	68	65
Refacto AF/Xyntha	Hemophilia A	66	89
All other Rare Disease	Various	25	26
Inflammation & Immunology (I&I)		$821	$1,065
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	372	538
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	280	319
Inflectra(e)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	135	177
All other I&I	Various	35	31
PFIZER CENTREONE(b)		$338	$391
Total Alliance revenues		$2,314	$1,770
Total Biosimilars(e)		$605	$530
Total Sterile Injectable Pharmaceuticals(f)		$1,331	$1,482
(a)On December 31, 2021, we completed the sale of our Meridian subsidiary. Prior to its sale, Meridian was managed as part of the Hospital therapeutic area. Beginning in the fourth quarter of 2021, the financial results of Meridian were reflected as discontinued operations. Prior-period financial information has been restated, as appropriate. See Note 1A.
(b)At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1. PC1, which previously had been managed within the Hospital therapeutic area, includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($47 million for the first quarter of 2022), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, transitional manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business. We have revised prior period information to conform to the current management structure.
(c)Prevnar family include revenues from Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20 (adult).
(d)Immunoglobulin (Ig) portfolio includes the revenues from Panzyga, Octagam and Cutaquig.
(e)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Zirabev, Inflectra, Ruxience, Retacrit, and Trazimera.
(f)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital therapeutic area, including anti-infective sterile injectable pharmaceuticals.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $30 billion as of April 3, 2022, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, we expect to recognize revenue of approximately $18 billion in 2022, $12 billion in 2023 and $300 million in 2024. Remaining performance obligations exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable in connection with contracts that we entered into during 2022 and 2021 with various government or government sponsored customers in international markets for supply of Comirnaty and Paxlovid. The deferred revenues associated with the advance payments related to Comirnaty and Paxlovid total $3.3 billion as of April 3, 2022 and the deferred revenues associated with the advance payments of Comirnaty total $3.3 billion as of December 31, 2021, with $3.0 billion and $258 million recorded in current liabilities and noncurrent liabilities, respectively, as of April 3, 2022, and $3.0 billion and $249 million recorded in current liabilities and noncurrent liabilities, respectively, as of December 31, 2021. There were no deferred revenues associated with Paxlovid as of December 31, 2021. The Comirnaty and Paxlovid deferred revenue balances were effectively unchanged during the first three months of 2022 as amounts recognized in Revenues as we delivered the products to our customers were offset by additional advance payments received as we entered into new or amended contracts, including new advance payments received for Paxlovid contracts, and additional advance payments received as we invoiced customers in advance of product deliveries. During the first quarter of 2022, we recognized revenue of $1.6 billion that was included in the balance of Comirnaty deferred revenues as of December 31, 2021. The Comirnaty and Paxlovid deferred revenues as of April 3, 2022 will be recognized in Revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in 2023 and in the first quarter of 2024. Deferred revenues associated with contracts for other products were not significant as of April 3, 2022 or December 31, 2021.

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
Our Business and Strategy
We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments: Biopharma and PC1. Biopharma is the only reportable segment. See Note 1A. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which, approximately 80% has been incurred since inception and through the first quarter of 2022. These charges include costs and expenses related to separation of legal entities and transaction costs.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2021 Form 10-K.
Our Business Development Initiatives
We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities.
Our significant recent business development activities include the transactions discussed in Note 2 and the following:
Acquisition of Biohaven––In May 2022, we and Biohaven announced that the companies entered into an agreement under which we will acquire Biohaven, the maker of Nurtec® ODT (rimegepant), an innovative dual-acting migraine therapy approved for both acute treatment and episodic prevention of migraine in adults. Under the terms of the agreement, we will acquire all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash. The proposed transaction includes the acquisition of Biohaven’s CGRP programs, including rimegepant, zavegepant and a portfolio of five pre-clinical CGRP assets. Biohaven common shareholders, including Pfizer, will also receive 0.5 of a share of New Biohaven, a new publicly traded company that will retain Biohaven’s non-CGRP development stage pipeline compounds, per Biohaven common share. Pfizer will pay transaction consideration totaling approximately $11.6 billion in cash. Pfizer will also make payments at closing to settle Biohaven’s third party debt and for the redemption of all outstanding shares of Biohaven’s redeemable preferred stock.
This agreement follows on the November 2021 collaboration for the commercialization of rimegepant and zavegepant outside the U.S., in connection with which Pfizer acquired 2.6% of Biohaven’s common stock. New Biohaven will also have the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the U.S. in excess of $5.25 billion. The proposed transaction is subject to the completion of the New Biohaven spin-off transaction and other customary closing conditions, including receipt of regulatory approvals and approval by Biohaven’s shareholders. The companies expect the transaction to close by early 2023.
Acquisition of ReViral––In April 2022, we and ReViral announced that the companies entered into an agreement under which we will acquire ReViral, a privately held, clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel antiviral therapeutics that target respiratory syncytial virus. Under the terms of the agreement, we will acquire ReViral for a total consideration of up to $525 million, including upfront and development milestones, subject to customary closing conditions, including receipt of regulatory approvals.
For a description of the more significant recent transactions through February 24, 2022, the filing date of our 2021 Form 10-K, see Note 2 in our 2021 Form 10-K.
Our First Quarter 2022 Performance
Revenues––Revenues increased $11.1 billion, or 77%, in the first quarter of 2022 to $25.7 billion from $14.5 billion in the first quarter of 2021, reflecting an operational increase of $11.9 billion, or 82%, as well as an unfavorable impact of foreign exchange of $778 million, or 5%. Excluding direct sales and alliance revenues of Comirnaty and sales of Paxlovid, revenues increased 2% operationally, reflecting strong growth in the Prevnar family in the U.S., Eliquis, Vyndaqel/Vyndamax, Oncology biosimilars and Ibrance internationally, partially offset by declines in Chantix/Champix, Xeljanz and Ibrance in the U.S.

Revenues in the first quarter of 2022 were unfavorably impacted by approximately $200 million as a result of the first quarter of 2022 having one fewer selling day in the U.S. and one fewer selling day in international markets as compared to the first quarter of 2021. This unfavorable impact is expected to reverse in the fourth quarter of 2022.
See the Analysis of the Condensed Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 13C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The increase in Income from continuing operations before provision/(benefit) for taxes on income of $3.4 billion in the first quarter of 2022, compared to the same period in 2021, was primarily attributable to higher revenues, partially offset by an increase in Cost of sales, net losses on equity securities in the first quarter of 2022 versus net gains on equity securities in the first quarter of 2021, and increases in Acquired in-process research and development expenses and Research and development expenses.
See the Analysis of the Condensed Consolidated Statements of Income within MD&A and Note 4 for additional information.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment
We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below, as well as in the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2021 Form 10-K.
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements with manufacturers and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2022 through 2025. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information on patent rights we consider most significant in relation to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2021 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, proposing pricing reform or legislation, ~~e~~mploying formularies to control costs, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing pressures globally. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections in our 2021 Form 10-K and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A in our 2021 Form 10-K.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines. This has led to recalls, including our voluntary recall of Chantix in 2021 and additional voluntary recalls initiated for other products in 2022 due to the presence of nitrosamines above the applicable acceptable intake limit, and may lead to additional recalls or other market actions for Pfizer products. For information on our Chantix recall in 2021 and risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2021 Form 10-K.
The Global Economic Environment
In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2021 Form 10-K.

Russia/Ukraine Conflict––Our global operations may be impacted by certain factors in the global economic environment including impacts of political or civil unrest or military action, including the conflict between Russia and Ukraine. To date, the financial impacts of the conflict have not been material to our consolidated financial statements. For both the fiscal year ended December 31, 2021 and the fiscal quarter ended April 3, 2022, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets. In March 2022, we announced certain steps we are taking in response to the conflict, which are being taken in addition to the company’s adherence to global sanctions. Consistent with our commitment to putting patients first, we are maintaining the supply of medicines to Russia, including the provision of needed medicines to patients already enrolled in clinical trials. Effective March 14, 2022, Pfizer is donating all profits of our Russian subsidiary to causes that provide direct humanitarian support to the people of Ukraine, in addition to the company’s ongoing efforts to support the humanitarian response in the region. Additionally, we will no longer initiate new clinical trials in Russia, will stop recruiting new patients in our ongoing clinical trials in the country, and will cease all future investments with local suppliers intended to build manufacturing capacity in Russia. While we are monitoring the effects of the armed conflict between Russia and Ukraine, the broader economic consequences of the conflict, including its potential future impact on our business, are currently difficult to predict. Regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, and any retaliatory measures taken by Russia, neighboring countries or allies of Russia, in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business.

COVID-19 Pandemic––The COVID-19 pandemic has impacted our business, operations and financial condition and results.
Our Response to COVID-19
Pfizer has helped lead the global effort to confront the COVID-19 pandemic by advancing a vision for industry-wide collaboration while making significant investments in breakthrough science and global manufacturing.
•Comirnaty/BNT162b2:
◦We have collaborated with BioNTech to jointly develop Comirnaty/BNT162b2, a mRNA-based coronavirus vaccine to help prevent COVID-19. For additional information, see the Product Developments section of this MD&A. We continue to evaluate our vaccine, including for additional pediatric indications, and the short- and long-term efficacy of Comirnaty. We are also studying vaccine candidates to potentially prevent COVID-19 caused by new and emerging variants or an updated vaccine as needed.
◦The companies have entered into agreements to supply pre-specified doses of Comirnaty in 2022 with multiple developed and emerging countries around the world and are continuing to deliver doses of Comirnaty to governments under such agreements. We also signed agreements with multiple countries to supply Comirnaty doses in 2023 and are currently negotiating similar potential agreements with multiple other countries. We anticipate delivering at least two billion doses to low- and middle-income countries by the end of 2022—one billion that was delivered in 2021 and one billion expected to be delivered in 2022, with the possibility to increase those deliveries if more orders are placed by these countries for 2022. One billion of the aforementioned doses to low- and middle-income countries are being supplied to the U.S. government at a not-for-profit price to be donated to the world’s poorest nations at no charge to those countries.
◦As of May 3, 2022, we forecasted approximately $32 billion in revenues for Comirnaty in 2022, with gross profit to be split evenly with BioNTech, which includes doses expected to be delivered in fiscal 2022 under contracts signed as of mid-April 2022.
•Paxlovid:
◦In December 2021, the FDA authorized the emergency use of Paxlovid, a novel oral COVID-19 treatment, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. Paxlovid has been granted an authorization or approval in many other countries. For additional information, see the Product Developments section of this MD&A.
◦We continue to evaluate Paxlovid in other populations, including in patients with a confirmed diagnosis of SARS-CoV-2 infection who are at standard risk (i.e., low risk of hospitalization or death) (Phase 2/3 EPIC-SR (Evaluation of Protease Inhibition for COVID-19 in Standard Risk Patients)) and in non-hospitalized, symptomatic, pediatric patients with a confirmed diagnosis of COVID-19 who are at risk of progression to severe disease (Phase 2/3 study, EPIC-PEDS (Evaluation of Protease Inhibition for COVID-19 in Pediatric Patients)). In April 2022, Pfizer announced that the primary endpoint of reducing the risk of confirmed and symptomatic COVID-19 infection in adults who had been exposed to the virus through a household contact was not met in the Phase 2/3 EPIC-PEP (Evaluation of Protease Inhibition for COVID-19 in Post-Exposure Prophylaxis) study.
◦We have entered into agreements with multiple countries to supply pre-specified courses of Paxlovid, such as the U.S. and U.K. Additionally, we have signed a voluntary non-exclusive license agreement with the Medicines Patent Pool (MPP) to share intellectual property related to our oral COVID-19 treatment to enable qualified generic medicine manufacturers worldwide to manufacture and supply generic versions of this treatment to 95 low- and middle-income countries, pending authorization or approval, covering up to approximately 53% of the world’s population. MPP has entered into sublicense agreements with 36 generic manufacturers. In addition, in March 2022, Pfizer entered into an agreement with UNICEF to supply up to 4 million treatment courses of Paxlovid to 95 low- and middle-income countries, pending authorization or approval.
◦Pfizer has capacity to manufacture up to 120 million treatment courses by the end of 2022 (and is on track to produce 30 million courses in the first half of 2022 with the ability to produce the remaining 90 million courses in the second half of 2022), depending on the global need, which will be driven by purchase agreements.
◦As of May 3, 2022, we forecasted approximately $22 billion of revenues for Paxlovid in 2022, which includes treatment courses expected to be delivered in fiscal 2022, primarily relating to supply contracts signed or committed as of mid-April 2022.
Impact of COVID-19 on Our Business and Operations
As part of our on-going monitoring and assessment, we have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic, as well as COVID-19 vaccine and oral COVID-19 treatment revenues, supply and contracts, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. We are focused on all aspects of our business and are implementing measures aimed at mitigating issues where possible, including by using digital technology to assist in operations for our commercial, manufacturing, R&D and corporate enabling functions globally.
As discussed in our 2021 Form 10-K, apart from our introduction of Comirnaty/BNT162b2 and Paxlovid, our business and operations were impacted by the pandemic in various ways; certain of those impacts have continued in 2022. For additional detail and discussion on the impact of the COVID-19 pandemic on certain of our products, sales and marketing, supply chain and clinical trials, see the Analysis of the Condensed Consolidated Statements of Income—Revenues by Geography and Revenues—Selected Product Discussion sections within this MD&A and the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment—COVID-19 Pandemic section of the MD&A of our 2021 Form 10-K.
We will continue to pursue efforts to maintain the continuity of our operations while monitoring for new developments related to the pandemic. Future developments could result in additional favorable or unfavorable impacts on our business, operations or financial condition and results. If we experience significant disruption in our manufacturing or supply chains or significant disruptions in clinical trials or other operations, if demand for our products is significantly reduced as a result of the COVID-19 pandemic, or if demand for our COVID-19 vaccine or oral COVID-19 treatment is reduced or no longer exists, we could experience a material adverse impact on our business, operations and financial condition and results.
For additional information, see the Item 1A. Risk Factors—COVID-19 Pandemic section and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2021 Form 10-K.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
For a description of our significant accounting policies, see Note 1 in our 2021 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1E); Fair Value (Note 1F); Revenues (Note 1H); Asset Impairments (Note 1M); Tax Assets and Liabilities and Income Tax Contingencies (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A in our 2021 Form 10-K. See also Note 1D in our 2021 Form 10-K for a discussion about the risks associated with estimates and assumptions.
For a discussion of a recently adopted accounting standard, see Note 1B. For a discussion of presentation changes for Acquired in-process research and development expenses, see Note 1D.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	April 3, 2022	April. 4, 2021	April 3, 2022	April. 4, 2021	April 3, 2022	April. 4, 2021	% Change in Revenues
Operating segments:
Biopharma	$25,323	$14,125	$8,816	$7,378	$16,507	$6,747	79	19	145
Pfizer CentreOne	338	391	102	153	236	238	(13)	(33)	(1)
Total revenues	$25,661	$14,516	$8,918	$7,530	$16,743	$6,985	77	18	140
First Quarter of 2022 vs. First Quarter of 2021

The following provides an analysis of the change in worldwide revenues by geographic areas in the first quarter of 2022:
	Three Months Ended April 3, 2022
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Growth from Comirnaty, Paxlovid, Prevnar family, Eliquis, Vyndaqel/Vyndamax, Biosimilars, Ibrance and Inlyta, partially offset by a decline from Xeljanz, while Xtandi was flat. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$12,367	$1,764	$10,603
Decline from PC1. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	(43)	(51)	8
Lower revenues for Chantix/Champix, Sutent and Enbrel:
•The decrease in Chantix/Champix was driven by the ongoing global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country
•The decrease for Sutent primarily reflects lower volume demand in the U.S. resulting from its loss of exclusivity in August 2021, as well as continued erosion as a result of increased competition in certain international developed markets
•The decrease for Enbrel internationally primarily reflects continued biosimilar competition, which is expected to continue
	(314)	(204)	(109)
Other operational factors, net	(88)	(122)	34
Operational growth, net	11,923	1,387	10,536

Unfavorable impact of foreign exchange	(778)	—	(778)
Revenues increase/(decrease)	$11,145	$1,387	$9,758
Emerging markets revenues increased $4.5 billion, or 161%, in the first quarter of 2022 to $7.4 billion from $2.8 billion in the first quarter of 2021, reflecting an operational increase of $4.8 billion, or 169%, and an unfavorable impact from foreign exchange of approximately 8%. The operational increase in emerging markets was primarily driven by growth from Comirnaty and revenues from Paxlovid.
Revenue Deductions––Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends.

The following presents information about revenue deductions:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021
Medicare rebates	$201	$189
Medicaid and related state program rebates	241	346
Performance-based contract rebates	806	753
Chargebacks	1,737	1,431
Sales allowances	1,204	1,143
Sales returns and cash discounts	270	224
Total	$4,458	$4,086
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Revenues––Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Three Months Ended		% Change
Product	Global Revenues	Region	April 3, 2022	April. 4, 2021	Total	Oper.	Operational Results Commentary
Comirnaty(a)	$13,227 *	U.S.	$2,314	$2,038	14		Driven by global uptake including pediatric and booster doses following a growing number of regulatory approvals and temporary authorizations.
		Int’l.	10,913	1,424	*	*
		Worldwide	$13,227	$3,462	*	*
Eliquis	$1,793 Up 12% (operationally)	U.S.	$1,080	$981	10
Global growth driven primarily by continued oral anti-coagulant adoption and market share gains in non-valvular atrial fibrillation, partially offset by the non-recurrence of an $80 million favorable adjustment related to the Medicare “coverage gap” provision recorded in the first quarter of 2021.

		Int’l.	713	662	8	14
		Worldwide	$1,793	$1,643	9	12
Prevnar family	$1,565 Up 23% (operationally)	U.S.	$1,014	$638	59
Growth driven by strong retail and wholesaler stocking in the U.S. of Prevnar 20 for the adult indication and favorable timing of government purchases of Prevnar 13 for the pediatric indication, partially offset by declines in the Prevnar 13 adult indication internationally due to disruptions to healthcare activity related to COVID-19, including the continued prioritization of COVID-19 vaccinations and booster doses.

		Int’l.	551	646	(15)	(12)
		Worldwide	$1,565	$1,284	22	23
Paxlovid	$1,470 *	U.S.	$1,015	$—	*	*	Driven by the U.S. launch in December 2021 and international launches in late 2021 and early 2022 following regulatory approvals or temporary authorizations.
		Int’l.	455	—	*	*
		Worldwide	$1,470	$—	*	*
Ibrance	$1,237 Up 1% (operationally)	U.S.	$753	$794	(5)
Growth driven primarily by accelerating demand internationally as the delays in diagnosis and treatment initiations caused by the COVID-19 pandemic show signs of recovery across several international markets, partially offset by a decline in the U.S., primarily driven by an increase in the proportion of patients accessing Ibrance through our Patient Assistance Program.

		Int’l.	484	460	5	12
		Worldwide	$1,237	$1,254	(1)	1
Vyndaqel/ Vyndamax	$612 Up 41% (operationally)	U.S.	$265	$206	29		Growth primarily driven by continued strong uptake of the ATTR-CM indication in developed Europe, the U.S. and Japan.
		Int’l.	347	247	41	52
		Worldwide	$612	$453	35	41
Xeljanz	$372 Down 29% (operationally)	U.S.	$203	$332	(39)
Decline driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to JAK class label changes and, to a lesser extent, unfavorable wholesaler inventory buying patterns and declines in net price in the U.S. due to unfavorable changes in channel mix.

		Int’l.	169	206	(18)	(13)
		Worldwide	$372	$538	(31)	(29)
Xtandi	$268 Flat (operationally)	U.S.	$268	$267	—
Performance driven by consistent demand across the mCRPC, nmCRPC and mCSPC indications, offset primarily by a lag in new patient starts as a consequence of delays in diagnosis and treatment due to COVID-19.

		Int’l.	—	—	—	—
		Worldwide	$268	$267	—	—
Inlyta	$234 Up 4% (operationally)	U.S.	$140	$141	(1)
Growth primarily reflects continued adoption in emerging markets and developed Europe of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

		Int’l.	94	88	7	13
		Worldwide	$234	$229	2	4
Biosimilars	$605 Up 16% (operationally)	U.S.	$436	$327	33
Growth mainly driven by oncology biosimilars primarily due to strong U.S. growth of Zirabev, Ruxience and Retacrit, partially offset by decreases in Inflectra globally as a result of competitive pressures for certain biosimilars.

		Int’l.	169	203	(17)	(11)
		Worldwide	$605	$530	14	16
Pfizer CentreOne

			Revenue
(MILLIONS)			Three Months Ended		% Change
Operating Segment	Global Revenues	Region	April 3, 2022	April. 4, 2021	Total	Oper.	Operational Results Commentary
PC1	$338 Down 11% (operationally)	U.S.	$102	$153	(33)		Decline is driven by lower manufacturing of divested products under manufacturing and supply agreements and COVID-19 manufacturing activities performed on behalf of customers, partially offset by timing of Comirnaty supply to BioNTech.
		Int’l.	236	238	(1)	3
		Worldwide	$338	$391	(13)	(11)
(a)Comirnaty includes direct sales and alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Vaccines therapeutic area. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the Pfizer CentreOne contract development and manufacturing operation. Revenues related to these manufacturing activities totaled $47 million for the first quarter of 2022.
*    Calculation is not meaningful or results are equal to or greater than 100%.

See the Item 1. Business—Patents and Other Intellectual Property Rights section of our 2021 Form 10-K for information regarding the expiration of various patent rights, Note 12 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above, and Note 13C for information regarding the primary indications or class of the selected products discussed.
Product Developments
A comprehensive update of Pfizer’s development pipeline was published as of May 3, 2022 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following provides information about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.
The table below includes only approvals for products that have occurred in the last twelve months and generally does not include approvals that may have occurred prior to that time. The table includes filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
Comirnaty/BNT162b2 (PF-07302048)(a)	Immunization to prevent COVID-19 (16 years of age and older)	BLA Aug. 2021	CMA Dec. 2020	Approved Feb. 2021
	Immunization to prevent COVID-19 (12-15 years of age)	EUA May 2021	CMA May 2021	Approved May 2021
	Immunization to prevent COVID-19 (booster)	EUA Sep. 2021	CMA Oct. 2021	Approved Nov. 2021
	Immunization to prevent COVID-19 (5-11 years of age)	EUA Oct. 2021	CMA Nov. 2021	Approved Jan. 2022
Cibinqo (abrocitinib)	Atopic dermatitis	Approved Jan. 2022	Approved Dec. 2021	Approved Sep. 2021
Xeljanz (tofacitinib)	Ankylosing spondylitis	Approved Dec. 2021	Approved Nov. 2021
Myfembree (relugolix fixed dose combination)(b)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Approved May 2021
	Endometriosis (combination with estradiol and norethindrone acetate)	Filed Sep. 2021
Lorbrena/Lorviqua (lorlatinib)	First-line ALK-positive NSCLC	Approved Mar. 2021	Approved Jan. 2022	Approved Nov. 2021
Ngenla (somatrogon)(c)	Pediatric growth hormone deficiency	Filed Jan. 2021	Approved Feb. 2022	Approved Jan. 2022
Prevnar 20/Apexxnar (Vaccine)(d)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Approved June 2021	Approved Feb. 2022
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Approved Aug. 2021
Paxlovid(e) (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 infection (high risk population)	EUA Dec. 2021	CMA Jan. 2022	Approved Feb. 2022
Vydura (rimegepant)(f)	Acute migraine		Approved Apr. 2022
	Migraine prevention		Approved Apr. 2022
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with BioNTech. Prior to BLA, Comirnaty/BNT162b2 for ages 16 and up was available in the U.S. pursuant to an EUA from the FDA on December 11, 2020. In December 2021, a supplemental BLA was submitted to the FDA requesting to expand the approval of Comirnaty to include individuals ages 12 through 15 years. In February 2022, following a request from the FDA, a rolling submission seeking to amend the EUA to include children 6 months through 4 years of age (6 months to <5 years of age) was initiated as we wait for data evaluating a third 3 µg dose given at least two months after the second dose of the two-dose series in this age group. A booster dose received EUA from the FDA on September 22, 2021 for individuals 65 years of age and older, individuals 18 through 64 years of age at high risk of severe COVID-19, and individuals 18 through 64 years of age with frequent institutional or occupational exposure to SARS-CoV-2. In addition, in October 2021, the FDA authorized for emergency use a booster dose to eligible individuals who have completed primary vaccination with a different authorized

COVID-19 vaccine. Subsequently, the FDA expanded the booster EUA: (i) in November 2021 to include individuals 18 years of age and older, (ii) in December 2021 to include individuals 16 years of age and older, (iii) in January 2022 to include individuals 12 years of age and older as well as individuals 5 through 11 years of age who have been determined to have certain kinds of immunocompromise and (iv) in March 2022 to include a second booster dose in adults ages 50 years and older who have previously received a first booster of any authorized COVID-19 vaccine and a second booster dose for individuals 12 years of age and older who have been determined to have certain kinds of immunocompromise and who have received a first booster dose of any authorized COVID-19 vaccine. A booster dose received conditional marketing authorization from the EMA in October 2021 for individuals 18 years of age and older and may be given to individuals 5 years and older with a severely weakened immune system, at least 28 days after their second dose. Subsequently, the EMA expanded the booster CMA in February 2022 to include individuals 12 years of age and older. A booster dose received approval in Japan in November 2021 for 18 years of age and older. In April 2022, we and BioNTech submitted an application to the FDA for EUA of a booster dose for children 5 through 11 years of age.
(b)Being developed in collaboration with Myovant. In May 2022, the FDA extended the review period for the sNDA for Myfembree (relugolix fixed dose combination) for the management of moderate to severe pain associated with endometriosis. The FDA requires extended time to review additional information requested by the FDA from the companies regarding bone mineral density. The extended Prescription Drug User Fee Act goal date is August 6, 2022.
(c)Being developed in collaboration with OPKO. In January 2022, Pfizer and OPKO received a Complete Response Letter (CRL) from the FDA for the BLA for somatrogon. Discussions are ongoing with the FDA regarding the CRL and how to best address their concerns.
(d)In October 2021, the CDC’s ACIP voted to recommend Prevnar 20 for routine use in adults. Specifically, the ACIP voted to recommend the following: (i) adults 65 years of age or older who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either pneumococcal 20-valent conjugate vaccine (PCV20) or pneumococcal 15-valent conjugate vaccine (PCV15)). If PCV15 is used, this should be followed by a dose of pneumococcal polysaccharide vaccine (PPSV23); and (ii) adults aged 19 years of age or older with certain underlying medical conditions or other risk factors who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either PCV20 or PCV15). If PCV15 is used, this should be followed by a dose of PPSV23. The recommendations were published in the Morbidity and Mortality Weekly Report on January 28, 2022. The publication also notes “for adults who have received pneumococcal conjugate vaccine (PCV13) but have not completed their recommended pneumococcal vaccine series with PPSV23, one dose of Prevnar 20 may be used if PPSV23 is not available.”
(e)In December 2021, the FDA authorized the emergency use of Paxlovid for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. In January 2022, the EMA approved the CMA of Paxlovid for treating COVID-19 in adults who do not require supplemental oxygen and who are at increased risk of the disease becoming severe.
(f)Under a commercialization arrangement with Biohaven.
In December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. In addition, at the request of the EC, the PRAC of the EMA has adopted a referral procedure under Article 20 of Regulation (EC) No 726/2004 to assess safety information relating to oral JAK inhibitors authorized for inflammatory diseases, including Xeljanz and Cibinqo, which is ongoing. For additional information, see Item 1A. Risk Factors—Post-Authorization/Approval Data and the Product Development sections of our 2021 Form 10-K.
In China, the following products received regulatory approvals in the last twelve months: Cresemba for fungal infection and Besponsa for second line acute lymphoblastic leukemia, both in December 2021; Paxlovid for COVID-19 infection in February 2022; Cibinqo for atopic dermatitis in April 2022.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFv600E-mutant mCRC
	Myfembree (relugolix fixed dose combination)(e)	Combination with estradiol and norethindrone acetate for contraceptive efficacy
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(f)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma
	Comirnaty/BNT162b2 (PF-07302048)(g)	Immunization to prevent COVID-19 (children 2 to <5 years of age)
Immunization to prevent COVID-19 (infants 6 months to <24 months)
	Paxlovid (nirmatrelvir [PF-07321332]; ritonavir)(h)	COVID-19 infection (standard risk population)
COVID-19 infection (post exposure prophylaxis)
COVID-19 infection (pediatric)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria
	fidanacogene elaparvovec (PF-06838435)(i)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(j)	Hemophilia A
	PF-06425090 (Vaccine)(k)	Immunization to prevent primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Immunization to prevent serogroups meningococcal infection (adolescent and young adults)
	PF-06928316 (Vaccine)	Immunization to prevent respiratory syncytial virus infection (maternal)
Immunization to prevent respiratory syncytial virus infection (older adults)
	PF-07265803	Dilated cardiomyopathy due to Lamin A/C gene mutation
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
	elranatamab (PF-06863135)	Multiple myeloma, double-class exposed
	Omicron-based mRNA vaccine(l)	Immunization to prevent COVID-19 (adults)
	Etrasimod (PF-07915503)	Ulcerative colitis (moderately to severely active)
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
(g)Being developed in collaboration with BioNTech.
(h)In April 2022, Pfizer shared top-line results from the Phase 2/3 EPIC-PEP (Evaluation of Protease Inhibition for COVID-19 in Post-Exposure Prophylaxis) study in adults living in the same household as someone with a confirmed COVID-19 infection observing a risk reduction of 32% and 37% in adults who received Paxlovid for five and ten days, respectively, to prevent infection. These results, however, were not statistically significant and, as such, the primary endpoint of reducing the risk of confirmed and symptomatic COVID-19 infection in adults who had been exposed to the virus through a household contact was not met. For additional information on Paxlovid, please see the COVID-19 Pandemic section of this MD&A.
(i)Being developed in collaboration with Spark Therapeutics, Inc.
(j)Being developed in collaboration with Sangamo Therapeutics, Inc.
(k)In March 2022, Pfizer announced results from the CLOVER trial, a pivotal Phase 3 study evaluating its Clostridioides difficile (C. difficile) vaccine candidate (PF-06425090) in the prevention of C. difficile infection (CDI). Initial analyses of two protocol defined secondary endpoints indicated a favorable benefit in reducing CDI severity and 100% vaccine efficacy in preventing medically attended CDI, although the trial did not meet its pre-specified primary endpoint of prevention of primary CDI. Safety reviews indicated that the investigational vaccine was safe and well tolerated. Pfizer is evaluating next steps for the program in coordination with regulatory agencies.
(l)Being developed in collaboration with BioNTech.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of our 2021 Form 10-K.

COSTS AND EXPENSES

Costs and expenses follow:
	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021	% Change
Cost of sales	$9,984	$4,157	*
Percentage of Revenues	38.9%	28.6%
Selling, informational and administrative expenses	2,593	2,777	(7)
Research and development expenses	2,301	1,994	15
Acquired in-process research and development expenses	355	19	*
Amortization of intangible assets	835	858	(3)
Restructuring charges and certain acquisition-related costs	192	22	*
Other (income)/deductions—net	350	(1,004)	*
* Indicates calculation not meaningful or results are equal to or greater than 100%.
Cost of Sales
Cost of sales increased $5.8 billion, primarily due to:
•the impact of Comirnaty, which includes a charge for the 50% gross profit split with BioNTech and applicable royalty expenses; and
•the impact of Paxlovid,
partially offset by:
•the favorable impact of foreign exchange rates.
The increase in Cost of sales as a percentage of revenues was primarily due to the impact of Comirnaty as discussed above, partially offset by the favorable impact of Paxlovid, foreign exchange rates, and an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses
SI&A expenses decreased $184 million, mostly due to:
•lower spending for corporate enabling functions;
•a decrease in our liability to be paid to participants of our supplemental savings plan;
•lower spending within the Biopharma segment, excluding COVID-19 products; and
•the favorable impact of foreign exchange,
partially offset by:
•increased spending on Paxlovid and Comirnaty.
Research and Development (R&D) Expenses
R&D expenses increased $307 million primarily driven by increased investments across multiple late-stage clinical programs, as well as additional spending on programs to prevent and treat COVID-19.
Acquired In-Process Research and Development (IPR&D) Expenses
Acquired IPR&D expenses increased $336 million largely due to:
•an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven; and
•a premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles.
Amortization of Intangible Assets
Amortization of intangible assets decreased $24 million, primarily as a result of lower amortization of Comirnaty sales milestones to BioNTech.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program––For a description of our program, as well as the anticipated and actual costs, see Note 3. The program savings discussed below may be rounded and represent approximations. In connection with restructuring our corporate enabling functions, we expect gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, to be achieved primarily from 2021 through 2022. In connection with transforming our marketing strategy, we expect net cost savings of $1.3 billion, to be achieved primarily from 2022 through 2024. In connection with manufacturing network optimization, we expect net cost savings of $550 million to be achieved primarily from 2020 through 2023.

Certain qualifying costs for this program were recorded in the first quarters of 2022 and 2021 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
The period-over-period change was primarily driven by:
•net losses on equity securities in the first quarter of 2022 versus net gains recognized in the first quarter of 2021; and
•lower income from collaborations, out-licensing arrangements and sales of compound/product rights.
See Note 4 for additional information.
PROVISION/(BENEFIT) FOR TAXES ON INCOME

	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021	% Change
Provision/(benefit) for taxes on income	$1,172	$808	45
Effective tax rate on continuing operations	12.9%	14.2%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
DISCONTINUED OPERATIONS
For information about our discontinued operations, see Note 2B.
NON-GAAP FINANCIAL MEASURE: ADJUSTED INCOME
Adjusted income is an alternative measure of performance used by management to evaluate our overall performance as a supplement to our GAAP reported performance measures. As such, we believe that investors’ understanding of our performance is enhanced by disclosing this measure. We use Adjusted income, certain components of Adjusted income and Adjusted diluted EPS to present the results of our major operations––the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide––prior to considering certain income statement elements as follows:

Measure	Definition	Relevance of Metrics to Our Business Performance
Adjusted income	Net income attributable to Pfizer Inc. common shareholders(a) before the impact of amortization of intangible assets, acquisition-related items, discontinued operations and certain significant items
•Provides investors useful information to:
◦evaluate the normal recurring operational activities, and their components, on a comparable year-over-year basis
◦assist in modeling expected future performance on a normalized basis
•Provides investors insight into the way we manage our budgeting and forecasting, how we evaluate and manage our recurring operations and how we reward and compensate our senior management(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses and Adjusted other (income)/deductions––net
Cost of sales, Selling, informational and administrative expenses, Research and development expenses and Other (income)/deductions––net (a), each before the impact of amortization of intangible assets, acquisition-related items, discontinued operations and certain significant items, which are components of the Adjusted income measure

Adjusted diluted EPS	EPS attributable to Pfizer Inc. common shareholders––diluted(a) before the impact of amortization of intangible assets, acquisition-related items, discontinued operations and certain significant items
(a)Most directly comparable GAAP measure.
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which is Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income, which is derived from Adjusted income. Beginning in the first quarter of 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding, which is largely based on financial performance, will be modified by our R&D performance as measured by four metrics relating to our pipeline and performance against our environmental, social and governance (ESG) metrics and may be further modified by our Compensation Committee’s assessment of other factors.
Adjusted income and its components and Adjusted diluted EPS are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their most directly comparable GAAP measures of Net income attributable to Pfizer Inc. common shareholders, components of Net income attributable to Pfizer Inc. common shareholders and EPS attributable to Pfizer Inc. common shareholders—diluted, respectively.
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

Beginning in the first quarter of 2022, our reconciliation of certain GAAP reported to non-GAAP adjusted information is updated to reflect the following, and prior period information has been revised to conform to the current period presentation:

Adjusted Income and Adjusted Diluted EPS
Acquired IPR&D—Non-GAAP Adjusted financial measures include expenses for all acquired IPR&D costs incurred in connection with upfront and milestone payments on collaboration and in-license agreements, including premiums on equity securities, as well as asset acquisitions of acquired IPR&D. Previously, certain of these items were excluded from our non-GAAP adjusted results. Acquired IPR&D expenses that previously would have been excluded from non-GAAP Adjusted income but are now included in both GAAP Reported income and non-GAAP Adjusted income were approximately $339 million pre-tax ($276 million, net of tax), or $0.05 per share, in the first quarter of 2022, and had no impact in the first quarter of 2021.
Amortization of Intangible Assets—We began excluding all amortization of intangibles from non-GAAP Adjusted income, compared to excluding only amortization of intangibles related to large mergers or acquisitions under the prior methodology, and presenting it as a separate reconciling line. Previously, the adjustment under the prior methodology was included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present. The impact of this policy change resulted in benefits of $0.01 on Adjusted diluted EPS in the first quarter of 2022 and $0.02 in the first quarter of 2021.
Acquisition-Related Items—Adjusted income continues to exclude acquisition-related items, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies. Beginning in the first quarter of 2022, acquisition-related items may now include the following purchase accounting impacts that previously would have been included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present: (i) the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, (ii) depreciation related to the increase/decrease in fair value of acquired fixed assets, (iii) amortization related to the increase in fair value of acquired debt and (iv) the fair value changes for contingent consideration.
Discontinued Operations—Adjusted income continues to exclude the results of discontinued operations, as well as any related gains or losses on the disposal of such operations. We believe that this presentation is meaningful to investors because, while we review our therapeutic areas and product lines for strategic fit with our operations, we do not build or run our business with the intent to discontinue parts of our business. Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.
Certain Significant Items—Adjusted income continues to exclude certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition. Gains and losses on equity securities, and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty and because we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell.
See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Pfizer’s 2021 Annual Report on Form 10-K for additional information.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended April 3, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$9,984	$2,593	$350	$7,864	$1.37
Amortization of intangible assets	—	—	—	835
Acquisition-related items(b)	4	(1)	(26)	187
Discontinued operations(c)	—	—	—	10
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(20)	(74)	—	122
(Gains)/losses on equity securities	—	—	(698)	698
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	72	(72)
Other(e)	(10)	(23)	(104)	143
Income tax provision—non-GAAP items				(448)
Non-GAAP adjusted	$9,958	$2,496	$(406)	$9,338	$1.62

	Three Months Ended April 4, 2021
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$4,157	$2,777	$(1,004)	$4,877	$0.86
Amortization of intangible assets	—	(10)	(1)	870
Acquisition-related items	5	(1)	53	(61)
Discontinued operations(c)	—	—	—	(9)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(17)	(64)	—	105
(Gains)/losses on equity securities	—	—	399	(399)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	39	(39)
Other(e)	(18)	(59)	(87)	167
Income tax provision—non-GAAP items				(159)
Non-GAAP adjusted	$4,127	$2,643	$(601)	$5,351	$0.95
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP reported income from continuing operations were: 12.9% in the three months ended April 3, 2022 and 14.2% in the three months ended April 4, 2021. See Note 5. Our effective tax rates on non-GAAP adjusted income were: 14.8% in the three months ended April 3, 2022 and 15.4% in the three months ended April 4, 2021.
(b)Acquisition-related items in the three months ended April 3, 2022 primarily represent integration and other costs for the acquisition of Arena in March 2022. See Note 2A.
(c)Relates to the previously divested Meridian subsidiary, Mylan-Japan collaboration and Upjohn Business. See Note 2B.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)For the three months ended April 3, 2022, the total Other (income)/deductions––net adjustment of $104 million primarily includes charges for certain legal matters of $79 million. For the first quarter of 2021, the total Other (income)/deductions––net adjustment of $87 million primarily includes charges of $49 million representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by the GSK Consumer Healthcare JV. The first quarters of 2022 and 2021 include insignificant reconciling amounts for Research and development expenses.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Three Months Ended
(MILLIONS)	April 3, 2022	April 4, 2021	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$6,541	$4,546
The change was driven primarily by (i) higher net income adjusted for non-cash items, including an increase from non-cash unrealized losses on equity securities recognized in the first quarter of 2022, compared to unrealized gains recognized in the first quarter of 2021, partially offset by (ii) a decrease in the change in amounts due to BioNTech for the gross profit split for Comirnaty and a decrease in the change in deferred revenues. See Notes 8 and 13C.

Investing activities from continuing operations	$567	$(1,746)
The change was driven mainly by an $8.0 billion increase in redemptions of short-term investments with original maturities of greater than three months and a $4.4 billion increase in net proceeds from short-term investments with original maturities of three months or less, partially offset by $6.2 billion cash paid for the acquisition of Arena, net of cash acquired, and a $2.7 billion increase in purchases of short-term investments with original maturities of greater than three months.

Financing activities from continuing operations	$(6,578)	$(2,807)	The change was driven mostly by $2.0 billion purchases of the Company’s common stock and a $1.6 billion increase in repayments of long-term debt.
Cash Flows from Discontinued Operations
Cash flows from discontinued operations primarily relate to the previously divested Meridian subsidiary, Mylan-Japan collaboration and Upjohn Business (see Note 2B).
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Due to our significant operating cash flows, which is a key strength of our liquidity and capital resources and our primary funding source, as well as our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we believe that we have, and will maintain, the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For additional information, including information about off-balance sheet arrangements, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2021 Form 10-K. For information about the sources and uses of our funds, as well as our operating cash flows, see our condensed consolidated statements of cash flows, condensed consolidated balance sheets, condensed consolidated statements of equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
Debt Capacity––Lines of Credit
As of April 3, 2022, we had access to a $7 billion committed U.S. revolving credit facility expiring in 2026, which may be used for general corporate purposes including to support our commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $348 million in lines of credit, of which $319 million expire within one year. Essentially all lines of credit were unused as of April 3, 2022.
Capital Allocation Framework
Our capital allocation framework is devised to facilitate (i) the achievement of medical breakthroughs through R&D investments and business development activities and (ii) returning capital to shareholders through dividends and share repurchases. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2021 Form 10-K. In April 2022, our BOD declared a dividend of $0.40 per share, payable on June 10, 2022, to shareholders of record at the close of business on May 13, 2022.
In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2.0 billion under our publicly announced share purchase plan. See Note 12 in our 2021 Form 10-K and Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Item 2 for more information. At April 3, 2022, our remaining share-purchase authorization was approximately $3.3 billion.
Off-Balance Sheet Arrangements
For information about off-balance sheet arrangements, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2021 Form 10-K. For more information on guarantees and indemnifications, see Note 12B. In March 2022, in connection with GSK’s previously announced planned demerger, the Consumer Healthcare JV issued notes of $8.75 billion, €2.35 billion and £700 million with various maturities. GSK has guaranteed the notes and we have agreed to indemnify GSK for 32% of any amount payable by GSK. See Note 2C.
Global Economic Conditions
Beginning in our second quarter of 2022, our operations in Turkey function in a hyperinflationary economy. The impact to Pfizer is not considered material. For more information about global economic conditions, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment section within this MD&A.
For additional information about our diverse sources of funds, global economic conditions, and information about credit ratings, market risk and LIBOR, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2021 Form 10-K.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standard, Not Adopted as of April 3, 2022
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
	Elections can be adopted prospectively at any time through December 31, 2022.	We are assessing the impact, but currently do not expect this new guidance to have a material impact on our consolidated financial statements.
FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains forward-looking statements. We also provide forward-looking statements in other materials we release to the public, as well as public oral statements. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions.
We have tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek,” “potential,” “hope” and other words and terms of similar meaning or by using future dates.
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions and effects, including, among others, our efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2022; the expected charges and/or costs in connection with the spin-off of the Upjohn Business and its combination with Mylan; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; and our planned capital spending.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2021 Form 10-K.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2021 Form 10-K and within this MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below or in the Item 1A. Risk Factors section in our 2021 Form 10-K, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
Risks Related to Our Business, Industry and Operations, and Business Development
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations;
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
•risks and uncertainties related to our efforts to develop and commercialize a vaccine to help prevent COVID-19 and an oral COVID-19 treatment, as well as challenges related to their manufacturing, supply and distribution;
•risks related to our ability to achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments, including, among other things, whether and when additional supply or purchase agreements will be reached, the risk that demand for any products may be reduced or no longer exist and the possibility that COVID-19 will diminish in severity or prevalence or disappear entirely, which may lead to reduced revenues or excess inventory;
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
Risks Related to Government Regulation and Legal Proceedings
•the impact of any U.S. healthcare reform or legislation or any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as the impact of political unrest or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and the related economic consequences, unstable governments and legal systems and inter-governmental disputes;
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
Risks Related to Intellectual Property, Technology and Security
•any significant breakdown or interruption of our information technology systems and infrastructure (including cloud services);
•any business disruption, theft of confidential or proprietary information, extortion or integrity compromise resulting from a cyber-attack or other malfeasance by third parties, including, but not limited to, nation states, employees, business partners or others;
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•our ability to protect our patents and other intellectual property, such as against claims of invalidity that could result in LOE, including challenges faced by our collaboration or licensing partners to the validity of their patent rights, unasserted intellectual property claims and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products, including our vaccine to help prevent COVID-19 and our oral COVID-19 treatment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is incorporated by reference from the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2021 Form 10-K.
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
ITEM 1A. RISK FACTORS
We refer to the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment and —The Global Economic Environment sections and the Forward-Looking Information and Factors That May Affect Future Results section of the MD&A of this Form 10-Q and of our 2021 Form 10-K and to the Item 1A. Risk Factors section of our 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
January 1 through January 30, 2022	13,741	$58.40	—	$5,292,881,709
January 31 through February 27, 2022	9,581,474	$46.91	—	$5,292,881,709
February 28 through April 3, 2022	41,650,890	$50.86	39,139,431	$3,292,882,444
Total	51,246,105	$50.12	39,139,431
(a)In addition to amounts purchased under our share repurchase program, these columns represent (i) 12,104,268 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,406 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2021 Form 10-K.
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

Pfizer Inc.
(Registrant)

Dated:	May 11, 2022	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)