Form 10-Q
period 2022-07-03
PFIZER INC
filed 2022-08-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

At August 5, 2022, 5,612,351,809 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 29, 2022 and May 30, 2021, and for U.S. subsidiaries is as of and for the three and six months ended July 3, 2022 and July 4, 2021. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2021 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.
BioNTech	BioNTech SE
Biopharma	Pfizer Biopharmaceuticals Group
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BNT162b2*	Pfizer-BioNTech COVID-19 Vaccine, also known as Comirnaty
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CGRP	calcitonin gene-related peptide
CMA	conditional marketing authorisation
Comirnaty*	Pfizer-BioNTech COVID-19 Vaccine, also known as BNT162b2
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, South Korea, Australia, Canada and New Zealand
Developed Rest of World	Includes the following markets: Japan, South Korea, Australia, Canada and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Central Europe, Eastern Europe, the Middle East, Africa and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2022
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Meridian	Meridian Medical Technologies, Inc.
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
Myovant	Myovant Sciences Ltd.
NDA	New Drug Application
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PRAC	Pharmacovigilance Risk Assessment Committee
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ReViral	ReViral Ltd.
Sandoz	Sandoz, Inc., a division of Novartis AG
SEC	U.S. Securities and Exchange Commission
sNDA	supplemental new drug application
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
WRDM	Worldwide Research, Development and Medical
YTD	Year-to-date or six months ended
*This Form 10-Q includes discussion of the COVID-19 vaccine that Pfizer has co-developed with BioNTech (BNT162b2) and our oral COVID-19 treatment (Paxlovid). The vaccine may be referred to by its brand name, Comirnaty (approved under a BLA in the U.S.), or as BNT162b2 (authorized under EUA in the U.S.). The vaccine is FDA-approved to prevent COVID-19 in individuals 12 years of age and older. In addition, Comirnaty/BNT162b2 is authorized for emergency use by the FDA for individuals 6 months of age and older, as a third dose for certain immunocompromised individuals 5 years of age and older, as a booster dose for individuals 5 years of age and older and as a second booster dose for individuals 50 years of age and older and for certain immunocompromised individuals 12 years of age and older. Paxlovid is authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS CoV-2 viral testing, and who are at high-risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product under Section 564(b)(1) of the FFDCA unless the declaration is terminated or authorization revoked sooner. The FDA has issued EUAs to certain other companies for products intended for the prevention or treatment of COVID-19 and may continue to do so during the duration of the Declaration. See the EUA Fact Sheets at www.cvdvaccine-us.com and www.covid19oralrx.com.
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
The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenues	$27,742	$18,899	$53,402	$33,415
Costs and expenses:
Cost of sales(a)	8,648	6,996	18,632	11,153
Selling, informational and administrative expenses(a)	3,048	2,923	5,642	5,700
Research and development expenses(a)	2,815	2,239	5,116	4,233
Acquired in-process research and development expenses(b)	1	219	356	238
Amortization of intangible assets	822	917	1,657	1,776
Restructuring charges and certain acquisition-related costs	189	(1)	381	21
Other (income)/deductions––net	772	(1,343)	1,122	(2,347)
Income from continuing operations before provision/(benefit) for taxes on income	11,447	6,949	20,497	12,641
Provision/(benefit) for taxes on income	1,570	1,123	2,742	1,931
Income from continuing operations	9,877	5,825	17,756	10,710
Discontinued operations––net of tax	34	(236)	26	(235)
Net income before allocation to noncontrolling interests	9,911	5,589	17,781	10,475
Less: Net income attributable to noncontrolling interests	6	26	12	35
Net income attributable to Pfizer Inc. common shareholders	$9,906	$5,563	$17,769	$10,440

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.76	$1.04	$3.17	$1.91
Discontinued operations––net of tax	0.01	(0.04)	—	(0.04)
Net income attributable to Pfizer Inc. common shareholders	$1.77	$0.99	$3.17	$1.87

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.73	$1.02	$3.09	$1.88
Discontinued operations––net of tax	0.01	(0.04)	—	(0.04)
Net income attributable to Pfizer Inc. common shareholders	$1.73	$0.98	$3.10	$1.84

Weighted-average shares––basic	5,593	5,598	5,605	5,591
Weighted-average shares––diluted	5,712	5,678	5,735	5,670
(a)Exclusive of amortization of intangible assets.
(b)See Note 1D.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income before allocation to noncontrolling interests	$9,911	$5,589	$17,781	$10,475

Foreign currency translation adjustments, net	(1,268)	36	(1,631)	501
Unrealized holding gains/(losses) on derivative financial instruments, net	651	(248)	854	(35)
Reclassification adjustments for (gains)/losses included in net income(a)	(144)	(21)	(357)	238
	507	(270)	497	203
Unrealized holding gains/(losses) on available-for-sale securities, net	(486)	59	(620)	138
Reclassification adjustments for (gains)/losses included in net income(b)	255	61	487	(181)
	(232)	120	(132)	(43)
Reclassification adjustments related to amortization of prior service costs and other, net	(31)	(39)	(68)	(79)
Reclassification adjustments related to curtailments of prior service costs and other, net	1	(1)	(10)	(5)
	(30)	(41)	(78)	(84)
Other comprehensive income/(loss), before tax	(1,023)	(155)	(1,344)	577
Tax provision/(benefit) on other comprehensive income/(loss)	(55)	(63)	(115)	21
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(968)	$(92)	$(1,228)	$556

Comprehensive income/(loss) before allocation to noncontrolling interests	$8,943	$5,498	$16,553	$11,031
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	28	6	38
Comprehensive income/(loss) attributable to Pfizer Inc.	$8,943	$5,469	$16,546	$10,992
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	July 3, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$1,780	$1,944
Short-term investments	31,524	29,125
Trade accounts receivable, less allowance for doubtful accounts: 2022—$461; 2021—$492	15,155	11,479
Inventories	10,454	9,059
Current tax assets	2,583	4,266
Other current assets	5,970	3,820
Total current assets	67,466	59,693
Equity-method investments	14,799	16,472
Long-term investments	4,163	5,054
Property, plant and equipment, less accumulated depreciation: 2022—$14,969; 2021—$15,074	15,244	14,882
Identifiable intangible assets	29,065	25,146
Goodwill	49,891	49,208
Noncurrent deferred tax assets and other noncurrent tax assets	7,002	3,341
Other noncurrent assets	7,659	7,679
Total assets	$195,290	$181,476

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2022—$1,276; 2021—$1,636	$5,990	$2,241
Trade accounts payable	6,208	5,578
Dividends payable	2,245	2,249
Income taxes payable	3,350	1,266
Accrued compensation and related items	1,997	3,332
Deferred revenues	3,804	3,067
Other current liabilities	23,816	24,939
Total current liabilities	47,410	42,671
Long-term debt	34,294	36,195
Pension benefit obligations	3,030	3,489
Postretirement benefit obligations	227	235
Noncurrent deferred tax liabilities	558	349
Other taxes payable	10,990	11,331
Other noncurrent liabilities	11,311	9,743
Total liabilities	107,821	104,013

Commitments and Contingencies

Common stock	476	473
Additional paid-in capital	91,183	90,591
Treasury stock	(113,939)	(111,361)
Retained earnings	116,608	103,394
Accumulated other comprehensive loss	(7,119)	(5,897)
Total Pfizer Inc. shareholders’ equity	87,208	77,201
Equity attributable to noncontrolling interests	261	262
Total equity	87,469	77,462
Total liabilities and equity	$195,290	$181,476
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, April 3, 2022	9,494	$476	$90,844	(3,903)	$(113,931)	$111,193	$(6,157)	$82,424	$261	$82,685
Net income						9,906		9,906	6	9,911
Other comprehensive income/(loss), net of tax							(963)	(963)	(5)	(968)
Cash dividends declared, per share: $0.80
Common stock						(4,489)		(4,489)		(4,489)
Share-based payment transactions	2	—	339	—	(8)	(2)		330		330
Purchases of common stock				—	—			—		—
Other			—	—	—	—		—	—	—
Balance, July 3, 2022	9,496	$476	$91,183	(3,903)	$(113,939)	$116,608	$(7,119)	$87,208	$261	$87,469

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, April 4, 2021	9,445	$472	$89,002	(3,851)	$(111,349)	$95,158	$(4,664)	$68,620	$245	$68,865
Net income						5,563		5,563	26	5,589
Other comprehensive income/(loss), net of tax							(94)	(94)	2	(92)
Cash dividends declared, per share: $0.78
Common stock						(4,293)		(4,293)		(4,293)
Share-based payment transactions	5	—	334	—	(7)	(76)		251		251
Purchases of common stock				—	—			—		—
Other			—	—	—	(7)		(6)	—	(6)
Balance, July 4, 2021	9,450	$472	$89,336	(3,851)	$(111,356)	$96,346	$(4,758)	$70,042	$273	$70,315

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income						17,769		17,769	12	17,781
Other comprehensive income/(loss), net of tax							(1,223)	(1,223)	(6)	(1,228)
Cash dividends declared, per share: $0.80
Common stock						(4,489)		(4,489)		(4,489)
Share-based payment transactions	25	2	588	(12)	(578)	(66)		(53)		(53)
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other			3	—	—	—		3	(7)	(4)
Balance, July 3, 2022	9,496	$476	$91,183	(3,903)	$(113,939)	$116,608	$(7,119)	$87,208	$261	$87,469

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2021	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income						10,440		10,440	35	10,475
Other comprehensive income/(loss), net of tax							552	552	3	556
Cash dividends declared, per share: $0.78
Common stock						(4,377)		(4,377)		(4,377)
Share-based payment transactions	43	2	662	(11)	(368)	(76)		221		221
Purchases of common stock				—	—			—		—
Other			—	—	—	(33)		(33)	—	(33)
Balance, July 4, 2021	9,450	$472	$89,336	(3,851)	$(111,356)	$96,346	$(4,758)	$70,042	$273	$70,315
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021
Operating Activities
Net income before allocation to noncontrolling interests	$17,781	$10,475
Discontinued operations—net of tax	26	(235)
Net income from continuing operations before allocation to noncontrolling interests	17,756	10,710
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,362	2,515
Asset write-offs and impairments	58	55
Deferred taxes from continuing operations	(3,461)	137
Share-based compensation expense	373	393
Benefit plan contributions in excess of expense/income	(146)	(779)
Other adjustments, net	1,270	(1,305)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,496)	4,102
Net cash provided by operating activities from continuing operations	14,717	15,828
Net cash provided by/(used in) operating activities from discontinued operations	(5)	9
Net cash provided by operating activities	14,711	15,837

Investing Activities
Purchases of property, plant and equipment	(1,394)	(1,091)
Purchases of short-term investments	(18,937)	(15,982)
Proceeds from redemptions/sales of short-term investments	20,151	7,572
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(3,153)	(505)
Purchases of long-term investments	(1,324)	(100)
Proceeds from redemptions/sales of long-term investments	226	297
Acquisition of business, net of cash acquired	(6,225)	—
Other investing activities, net	(91)	(72)
Net cash provided by/(used in) investing activities from continuing operations	(10,746)	(9,880)
Net cash provided by/(used in) investing activities from discontinued operations	—	(3)
Net cash provided by/(used in) investing activities	(10,746)	(9,884)

Financing Activities
Proceeds from short-term borrowings	4,012	—
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	379	(499)
Principal payments on long-term debt	(1,609)	—
Purchases of common stock	(2,000)	—
Cash dividends paid	(4,493)	(4,355)
Other financing activities, net	(347)	(509)
Net cash provided by/(used in) financing activities	(4,058)	(5,364)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(67)	5
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(159)	593
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,983	1,825
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,824	$2,418
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$3,098	$2,188
Interest paid	771	798
Interest rate hedges	(10)	(67)
Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$242	$1,204
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

Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 29, 2022 and May 30, 2021, and for U.S. subsidiaries is as of and for the three and six months ended July 3, 2022 and July 4, 2021.
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
Business development activities completed in 2021 and 2022 impacted financial results in the periods presented. Discontinued operations in the periods presented relate to the previously divested Meridian subsidiary and post-closing adjustments for other previously divested businesses. See Notes 1A and 2B in our 2021 Form 10-K, and Note 2B below.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for discontinued operations, acquired IPR&D expenses and segment reporting.
B. New Accounting Standard Adopted in 2022
On January 1, 2022, we early adopted a new accounting standard for contract assets and contract liabilities acquired in a business combination. Under the new standard, acquired contract assets and contract liabilities are required to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606. This new guidance generally results in the acquirer recognizing contract assets and contract liabilities at the same amounts that were recorded by the acquiree. Previously, these amounts were recognized by the acquirer at fair value as of the acquisition date. We adopted this new standard on a prospective basis and there was no impact to our consolidated financial statements.
C. Revenues and Trade Accounts Receivable
Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We typically determine transfer of control based on when the product is shipped or delivered and title passes to the customer. For certain contracts, the finished product may temporarily be stored at our or our third-party subcontractors’ locations under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive; the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	July 3, 2022	December 31, 2021
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,057	$1,077
Other current liabilities:
Accrued rebates	3,875	3,811
Other accruals	458	528
Other noncurrent liabilities	386	433
Total accrued rebates and other sales-related accruals	$5,776	$5,850
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
During the three and six months ended July 3, 2022 and July 4, 2021, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1H in our 2021 Form 10-K.

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
Arena’s portfolio includes development-stage therapeutic candidates in gastroenterology, dermatology, and cardiology, including etrasimod, an oral, selective sphingosine 1-phosphate (S1P) receptor modulator currently in development for a range of immuno-inflammatory diseases including UC, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis, and alopecia areata. In connection with this acquisition, we provisionally recorded: (i) $5.5 billion in Identifiable intangible assets, consisting of $5.0 billion of IPR&D and $460 million of indefinite-lived Licensing agreements and other, (ii) $1.0 billion of Goodwill and (iii) $510 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Discontinued Operations
Meridian––On December 31, 2021, we completed the sale of our Meridian subsidiary. In the three and six months ended July 3, 2022, the amounts recorded under the interim TSAs and MSA were not material.
Upjohn Separation and Combination with Mylan––On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan to form Viatris. In connection with this transaction, Pfizer and Viatris entered into various agreements to effect the separation and combination and to provide a framework for our relationship after the combination, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The amounts recorded under these agreements were not material to our consolidated results of operations in the three and six months ended July 3, 2022 and July 4, 2021. Net amounts due from Viatris under the agreements were approximately $272 million as of July 3, 2022 and $53 million as of December 31, 2021. The cash flows associated with the agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in the first quarter of 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net.
Discontinued operations—net of tax for the three and six months ended July 4, 2021 reflects pre-tax loss from discontinued operations of $346 million and $337 million, respectively, and primarily includes pre-disposal operations related to our former Meridian subsidiary including a $345 million pre-tax expense to resolve a Multi-District Litigation relating to EpiPen against the Company in the U.S. District Court for the District of Kansas (prior to presenting Meridian as discontinued operations, this EpiPen litigation amount was included in Other (income)/deductions––net). For the three and six months ended July 3, 2022, Discontinued operations—net of tax reflects pre-tax income from discontinued operations of $34 million and $24 million, respectively, and relates to post-closing adjustments for previously divested businesses primarily for tax and legal matters.
C. Equity-Method Investment
Consumer Healthcare JV––On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operated globally under the GSK Consumer Healthcare name. In exchange for the contribution of our consumer healthcare business to the JV, we received a 32% equity stake in the new company and GSK owned the remaining 68%. We have accounted for our interest in the Consumer Healthcare JV as an equity-method investment. The carrying value of our investment in the Consumer Healthcare JV is $14.6 billion as of July 3, 2022 and $16.3 billion as of December 31, 2021 and is reported as a private equity investment in Equity-method investments as of July 3, 2022 and December 31, 2021. The Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2021 is primarily due to $1.7 billion in pre-tax foreign currency translation adjustments (see Note 6), as well as dividends totaling approximately $354 million, partially offset by our share of the JV’s earnings. We record our share of earnings from the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of the JV’s earnings generated in the first quarter of 2022, which we recorded in our operating results in the second quarter of 2022, was $150 million. Our total share of the JV’s earnings generated in the fourth quarter of 2021 and first quarter of 2022, which we recorded in our operating results in the first six months of 2022, was $335 million. Our total share of the JV’s earnings generated in the first quarter of 2021, which we recorded in our operating results in the second quarter of 2021, was $148 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and first quarter of 2021, which we recorded in our operating results in the first six months of 2021, was $218 million. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV is included in Other (income)/deductions––net and was not material to our results of operations in the periods presented. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information for our equity method investee, the Consumer Healthcare JV, for the three and six months ending March 31, 2022, the most recent period available, and for the three and six months ending March 31, 2021, is as follows:

	Three Months Ended		Six Months Ended
(MILLIONS)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net sales	$3,526	$3,180	$6,945	$6,275
Cost of sales	(1,322)	(1,169)	(2,634)	(2,356)
Gross profit	$2,204	$2,011	$4,312	$3,919
Income from continuing operations	487	483	1,077	716
Net income	487	483	1,077	716
Income attributable to shareholders	468	461	1,046	682

In connection with GSK’s previously announced planned demerger of at least 80% of GSK’s 68% equity interest in the Consumer Healthcare JV, in March 2022 the Consumer Healthcare JV completed its offering of a total aggregate principal amount of $8.75 billion in U.S. dollar-denominated senior notes of various maturities, €2.35 billion in euro-denominated senior notes of various maturities and £700 million in U.K. pound-denominated senior notes of various maturities (collectively, the “notes”). The notes were guaranteed by GSK generally up to and excluding the date of the demerger (the “Guarantee Assumption Date”). We agreed to indemnify GSK for 32% (representing our pro rata equity interest in the Consumer Healthcare JV) of any amount payable by GSK pursuant to its guarantee of the notes. Our indemnity was provided solely for the benefit of GSK. Neither we nor any of our subsidiaries is an issuer or guarantor of any of the notes.
Following its issuance of the notes in March 2022, which fell in our international second quarter of 2022, the Consumer Healthcare JV loaned to us and GSK the net proceeds received from the notes on a pro rata equity ownership basis, for which we received a loan of £2.9 billion ($3.7 billion as of the end of our second quarter of 2022), at an interest rate of 1.365% per annum payable semi-annually in arrears.
On July 18, 2022, GSK completed its demerger of the Consumer Healthcare JV which became Haleon, an independent, publicly traded company listed on the London Stock Exchange that holds the joint Consumer Healthcare business of GSK and Pfizer following the demerger. In conjunction with the demerger, we received £3.5 billion ($4.2 billion) in dividends from the JV in July 2022, which decreased the carrying value of our investment. Simultaneous with the receipt of the dividends, we repaid the loan from the JV. GSK similarly received pro rata dividends and simultaneously repaid its pro rata loan from the JV. In conjunction with these transactions, our indemnification of GSK’s guarantee discussed above was terminated. We continue to own 32% of Haleon after the transactions related to the demerger and continue to account for our interest in Haleon as an equity-method investment.
D. Collaborative Arrangement
Collaboration with Biohaven––In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Biohaven and certain of its subsidiaries to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S., subject to regulatory approval. Biohaven will continue to lead R&D globally and we have the exclusive right to commercialization globally, outside of the U.S. Upon the closing of the transaction on January 4, 2022, we paid Biohaven $500 million, including an upfront payment of $150 million and an equity investment of $350 million. We recognized $263 million for the upfront payment and premium paid on our equity investment in Acquired in-process research and development expenses. Biohaven is also eligible to receive up to $740 million in non-U.S. commercialization milestone payments, in addition to tiered double-digit royalties on net sales outside of the U.S. In addition to the milestone payments and royalties above, we will also reimburse Biohaven for the portion of certain additional milestone payments and royalties due to third parties in accordance with preexisting Biohaven agreements, which are attributed to ex-U.S. sales.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We continue our efforts to ensure our cost base and support model align appropriately with this operating structure. While certain direct costs

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transferred to the Consumer Healthcare JV, and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. This program is primarily composed of the following three initiatives:
•We are taking steps to restructure our corporate enabling functions to appropriately support our business, R&D and PGS platform functions. We expect costs, primarily related to restructuring our corporate enabling functions, to total $1.8 billion, with substantially all costs to be cash expenditures. Actions include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
•In addition, we are transforming our commercial go-to market model in the way we engage patients and physicians. We expect costs of $1.2 billion, with all costs to be cash expenditures. Actions include, among others, centralization of certain activities and enhanced use of digital technologies. The costs for this effort primarily include severance and associated implementation costs.
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
From the start of this program in the fourth quarter of 2019 through July 3, 2022, we incurred costs of $2.5 billion, of which $987 million ($800 million of restructuring charges) is associated with Biopharma.
B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Restructuring charges/(credits):
Employee terminations	$110	$(4)	$135	$19
Asset impairments	20	2	28	(3)
Exit costs/(credits)	18	(3)	29	(3)
Restructuring charges/(credits)(a)	147	(5)	191	12
Transaction costs(b)	36	—	42	—
Integration costs and other(c)	6	4	148	8
Restructuring charges and certain acquisition-related costs	189	(1)	381	21
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	—	4	(6)	12
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	7	27	15	34
Selling, informational and administrative expenses	—	16	—	16
Total additional depreciation––asset restructuring	7	43	15	49
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	15	10	27	21
Selling, informational and administrative expenses	134	80	208	144
Total implementation costs	149	90	235	166
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$345	$137	$625	$248
(a)Primarily represents cost reduction initiatives. Restructuring charges/(credits) associated with Biopharma: charges of $50 million and $46 million for the three and six months ended July 3, 2022, respectively, and credits of $4 million and charges of $1 million for the three and six months ended July 4, 2021, respectively.
(b)Represents external costs for banking, legal, accounting and other similar services.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the three and six months ended July 3, 2022, integration costs and other were mostly related to our acquisition of Arena, including $138 million in payments to Arena employees in the first quarter of 2022 for the fair value of previously unvested long-term incentive awards. See Note 2A.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2021(a)	$1,014	$—	$57	$1,071
Provision	135	28	29	191
Utilization and other(b)	(244)	(28)	(78)	(349)
Balance, July 3, 2022(c)	$904	$—	$8	$913
(a)Included in Other current liabilities ($816 million) and Other noncurrent liabilities ($255 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($794 million) and Other noncurrent liabilities ($119 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Interest income	$(30)	$(13)	$(44)	$(12)
Interest expense	293	316	614	651
Net interest expense	263	303	571	639
Royalty-related income	(217)	(212)	(389)	(388)
Net (gains)/losses on asset disposals	—	(58)	(1)	(98)
Net (gains)/losses recognized during the period on equity securities(a)	541	(800)	1,241	(1,200)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(5)	(21)	(14)	(252)
Net periodic benefit costs/(credits) other than service costs	295	(237)	12	(503)
Certain legal matters, net	19	24	98	74
Consumer Healthcare JV equity method (income)/loss(c)	(149)	(140)	(334)	(202)
Other, net	26	(201)	(62)	(417)
Other (income)/deductions––net	$772	$(1,343)	$1,122	$(2,347)
(a)The losses in the second quarter and first six months of 2022 include, among other things, unrealized losses of $432 million and $776 million, respectively, related to investments in BioNTech and Cerevel Therapeutics Holdings, Inc. (Cerevel). The gains in the second quarter and first six months of 2021 included, among other things, unrealized gains of $917 million and $1.0 billion, respectively, related to investments in BioNTech and Cerevel.
(b)The first six months of 2021 included, among other things, $188 million of net collaboration income from BioNTech in the first quarter of 2021 related to Comirnaty.
(c)See Note 2C.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 13.7% for the second quarter of 2022, compared to 16.2% for the second quarter of 2021, and was 13.4% for the first six months of 2022, compared to 15.3% for the first six months of 2021. The lower effective tax rates for the second quarter and first six months of 2022, compared to the second quarter and first six months of 2021, were primarily due to the favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fourth annual installment of this liability was paid by its April 18, 2022 due date. The fifth annual installment is due April 18, 2023 and is reported in current Income taxes payable as of July 3, 2022. The remaining liability is reported in noncurrent Other taxes

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
For additional information, see Note 5D in our 2021 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Foreign currency translation adjustments, net(a)	$(114)	$(19)	$(185)	$2
Unrealized holding gains/(losses) on derivative financial instruments, net	98	(51)	130	7
Reclassification adjustments for (gains)/losses included in net income	(3)	1	(26)	35
	95	(50)	105	43
Unrealized holding gains/(losses) on available-for-sale securities, net	(61)	7	(78)	17
Reclassification adjustments for (gains)/losses included in net income	32	8	61	(23)
	(29)	15	(17)	(5)
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(8)	(16)	(17)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(1)	(2)	(1)
	(8)	(8)	(18)	(18)
Tax provision/(benefit) on other comprehensive income/(loss)	$(55)	$(63)	$(115)	$21
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2021	$(6,172)	$119	$(220)	$377	$(5,897)
Other comprehensive income/(loss)(a)	(1,440)	392	(116)	(59)	(1,223)
Balance, July 3, 2022	$(7,612)	$511	$(336)	$318	$(7,119)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments include net losses related to our equity method investment in the Consumer Healthcare JV (see Note 2C) and the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	July 3, 2022			December 31, 2021
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$4,373	$—	$4,373	$5,365	$—	$5,365

Available-for-sale debt securities:
Government and agency—non-U.S.	21,758	—	21,758	17,318	—	17,318
Government and agency—U.S.	2,839	—	2,839	4,050	—	4,050
Corporate and other	1,024	—	1,024	647	—	647
	25,621	—	25,621	22,014	—	22,014
Total short-term investments	29,994	—	29,994	27,379	—	27,379
Other current assets
Derivative assets:
Interest rate contracts	8	—	8	4	—	4
Foreign exchange contracts	1,322	—	1,322	704	—	704
Total other current assets	1,331	—	1,331	709	—	709
Long-term investments
Equity securities with readily determinable fair values(a)	3,041	3,028	13	3,876	3,849	27

Available-for-sale debt securities:
Government and agency—non-U.S.	305	—	305	465	—	465
Government and agency—U.S.	—	—	—	6	—	6
Corporate and other	74	—	74	50	—	50
	379	—	379	521	—	521
Total long-term investments	3,420	3,028	392	4,397	3,849	548
Other noncurrent assets
Derivative assets:
Interest rate contracts	—	—	—	16	—	16
Foreign exchange contracts	562	—	562	242	—	242
Total derivative assets	562	—	562	259	—	259
Insurance contracts(b)	665	—	665	808	—	808
Total other noncurrent assets	1,227	—	1,227	1,067	—	1,067
Total assets	$35,972	$3,028	$32,944	$33,552	$3,849	$29,703

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$432	$—	$432	$476	$—	$476
Total other current liabilities	432	—	432	476	—	476
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	206	—	206	—	—	—
Foreign exchange contracts	653	—	653	405	—	405
Total other noncurrent liabilities	859	—	859	405	—	405
Total liabilities	$1,291	$—	$1,291	$881	$—	$881
(a)Long-term equity securities of $144 million as of July 3, 2022 and $194 million as of December 31, 2021 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $34 billion as of July 3, 2022 and $36 billion as of December 31, 2021. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $34 billion as of July 3, 2022 and $42 billion as of December 31, 2021.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of July 3, 2022 and December 31, 2021. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	July 3, 2022	December 31, 2021
Short-term investments
Equity securities with readily determinable fair values(a)	$4,373	$5,365
Available-for-sale debt securities	25,621	22,014
Held-to-maturity debt securities	1,530	1,746
Total Short-term investments	$31,524	$29,125

Long-term investments
Equity securities with readily determinable fair values	$3,041	$3,876
Available-for-sale debt securities	379	521
Held-to-maturity debt securities	39	34
Private equity securities at cost(b)	705	623
Total Long-term investments	$4,163	$5,054
Equity-method investments	14,799	16,472
Total long-term investments and equity-method investments	$18,962	$21,526
Held-to-maturity cash equivalents	$225	$268
(a)As of July 3, 2022 and December 31, 2021, includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At July 3, 2022, our investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:

	July 3, 2022							December 31, 2021
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$22,445	$36	$(419)	$22,062	$21,758	$305	$—	$18,032	$13	$(263)	$17,783
Government and agency––U.S.	2,840	—	(1)	2,839	2,839	—	—	4,056	—	(1)	4,055
Corporate and other	1,098	2	(2)	1,098	1,024	74	—	698	—	(1)	697
Held-to-maturity debt securities
Time deposits and other	913	—	—	913	878	23	11	947	—	—	947
Government and agency––non-U.S.	881	—	—	881	876	3	1	1,102	—	—	1,102
Total debt securities	$28,177	$38	$(422)	$27,794	$27,376	$406	$12	$24,835	$14	$(265)	$24,584
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net (gains)/losses recognized during the period on equity securities(a)	$541	$(800)	$1,241	$(1,200)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(68)	24	(79)	(5)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$610	$(823)	$1,320	$(1,196)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of July 3, 2022, there were cumulative impairments and downward adjustments of $108 million and upward adjustments of $194 million. Impairments, downward and upward adjustments were not significant in the second quarter and first six months of 2022 and 2021.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	July 3, 2022	December 31, 2021
Current portion of long-term debt, principal amount	$1,251	$1,636
Other short-term borrowings, principal amount(a)	4,714	605
Total short-term borrowings, principal amount	5,965	2,241
Net fair value adjustments related to hedging and purchase accounting	25	—
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$5,990	$2,241
(a)As of July 3, 2022, primarily includes $3.7 billion related to the Consumer Healthcare JV loan (see Note 2C), and cash collateral (see Note 7F). As of December 31, 2021, primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	July 3, 2022	December 31, 2021
Total long-term debt, principal amount	$33,352	$34,948
Net fair value adjustments related to hedging and purchase accounting	1,125	1,438
Net unamortized discounts, premiums and debt issuance costs	(185)	(195)
Other long-term debt	2	4
Total long-term debt, carried at historical proceeds, as adjusted	$34,294	$36,195
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, and Canadian dollar, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
	July 3, 2022			December 31, 2021
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$31,576	$1,642	$711	$29,576	$787	$717
Interest rate contracts	2,250	8	206	2,250	21	—
		1,650	917		808	717
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$25,929	243	375	$21,419	160	164
Total		$1,893	$1,291		$968	$881
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.6 billion as of July 3, 2022 and $4.8 billion as of December 31, 2021.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$624	$(258)	$119	$13
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	27	9	25	8
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(66)	26	—	—	—	—
Hedged item	66	(26)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	674	1	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	59	36	33	26
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	—	(11)	—	—
Foreign currency long-term debt	—	—	48	(8)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(394)	(65)	—	—	—	—
	$(394)	$(65)	$1,432	$(230)	$177	$47

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$811	$(56)	$314	$(255)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	43	21	43	18
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(222)	(1)	—	—	—	—
Hedged item	222	1	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	933	155	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	(15)	35	63	55
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	26	27	—	—
Foreign currency long-term debt	—	—	70	48	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(413)	(23)	—	—	—	—
	$(413)	$(23)	$1,868	$230	$421	$(182)
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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $68 million in the second quarter of 2022;
•a net gain of $102 million in the first six months of 2022;
•a net loss of $31 million in the second quarter of 2021; and
•a net loss of $76 million in the first six months of 2021.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $725 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 21 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings, which are used in net investment hedges. The short-term borrowings’ carrying value as of December 31, 2021 was $1.1 billion. The long-term debt carrying values as of July 3, 2022 and December 31, 2021 were $774 million and $844 million, respectively.

The following summarizes cumulative basis adjustments to our debt in fair value hedges:
	July 3, 2022			December 31, 2021
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$22	$—	$—	$—
Long-term debt	$2,234	$(206)	$1,081	$2,233	$16	$1,154
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
As of July 3, 2022, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by France, Germany, Canada, the U.S., Japan, Switzerland and the U.K.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of July 3, 2022, the aggregate fair value of these derivative financial instruments that are in a net payable position was $362 million, for which we have posted collateral of $414 million with a corresponding amount reported in Short-term investments. As of July 3, 2022, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $739 million, for which we have received collateral of $755 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	July 3, 2022	December 31, 2021
Finished goods	$3,219	$3,641
Work-in-process	5,194	4,424
Raw materials and supplies	2,041	994
Inventories(a)	$10,454	$9,059
Noncurrent inventories not included above(b)	$943	$939
(a)The increase from December 31, 2021 primarily reflects higher inventory levels for Paxlovid, and increases for certain products due to network strategy and supply recovery, partially offset by decreases due to market demand.
(b)Included in Other noncurrent assets.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $7.9 billion as of July 3, 2022 and $9.7 billion as of December 31, 2021.
Note 9. Identifiable Intangible Assets
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	July 3, 2022			December 31, 2021
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$73,097	$(54,903)	$18,193	$73,346	$(53,732)	$19,614
Brands	922	(824)	98	922	(807)	115
Licensing agreements and other	2,296	(1,352)	945	2,284	(1,299)	985
	76,315	(57,079)	19,236	76,552	(55,838)	20,714
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(a)	8,029		8,029	3,092		3,092
Licensing agreements and other(a)	973		973	513		513
	9,829		9,829	4,432		4,432
Identifiable intangible assets(a), (b)	$86,144	$(57,079)	$29,065	$80,984	$(55,838)	$25,146

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)The increase in the gross carrying amounts mainly reflect the impact of the acquisition of Arena. See Note 2A.
(b)The increase is primarily due to the acquisition of Arena, partially offset by amortization expense.
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2022	$49,208
Additions(b)	1,033
Other(c)	(350)
Balance, July 3, 2022	$49,891
(a)All goodwill is assigned within the Biopharma reportable segment.
(b)Additions relate to our acquisition of Arena. See Note 2A.
(c)Other represents the impact of foreign exchange.
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$—	$—	$30	$33	$7	$9
Interest cost	118	114	41	37	7	7
Expected return on plan assets	(245)	(261)	(77)	(82)	(12)	(10)
Amortization of prior service cost/(credit)	—	—	—	—	(31)	(39)
Actuarial (gains)/losses(a)	490	2	—	—	—	—
Curtailments	—	—	—	(1)	(1)	—
Special termination benefits	1	4	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$365	$(142)	$(6)	$(14)	$(30)	$(32)

	Pension Plans
	U.S.		International		Postretirement Plans
	Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$—	$—	$60	$66	$15	$18
Interest cost	236	227	82	73	14	14
Expected return on plan assets	(490)	(521)	(156)	(164)	(23)	(20)
Amortization of prior service credits	1	(1)	—	(1)	(68)	(77)
Actuarial (gains)/losses(a)	424	(45)	—	—	—	—
Curtailments	—	—	—	(1)	(14)	—
Special termination benefits	7	12	—	—	1	1
Net periodic benefit cost/(credit) reported in income	$178	$(329)	$(14)	$(26)	$(76)	$(64)
(a)Mainly reflects interim actuarial remeasurement losses in 2022, primarily driven by unfavorable plan asset performance, partially offset by gains due to an increase in interest rates.
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the six months ended July 3, 2022, we contributed $134 million, $89 million, and $11 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc. common shareholders	$9,871	$5,799	$17,743	$10,675
Discontinued operations––net of tax	34	(236)	26	(235)
Net income attributable to Pfizer Inc. common shareholders	$9,906	$5,563	$17,769	$10,440
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$9,871	$5,799	$17,743	$10,675
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	34	(236)	26	(235)
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$9,906	$5,563	$17,769	$10,440
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,593	5,598	5,605	5,591
Common-share equivalents: stock options and stock issuable under employee compensation plans	119	80	130	79
Weighted-average number of common shares outstanding––Diluted	5,712	5,678	5,735	5,670
Anti-dilutive common stock equivalents(a)	1	5	—	4
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
•Commercial and other asserted or unasserted matters, which can include acquisition-, licensing-, intellectual property-, collaboration- or co-promotion-related and product-pricing claims and environmental claims and proceedings, and can involve complexities that will vary from matter to matter.
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents, including but not limited to, those discussed below. Most involve claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. BMS is seeking permission to appeal the High Court’s decision. Additional challenges remain pending in other jurisdictions. Also, for example, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes three German utility model patents and one expired European patent. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.

We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. Patent and Trademark Office. In addition, another patent was challenged in federal court in Delaware; and that case was settled in September 2021 on terms not material to the company. Other challenges to pneumococcal vaccine patents remain pending at the Patent Trial and Appeal Board and outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio could potentially allow additional competitor vaccines, if approved, to enter the marketplace earlier than anticipated. In the event that any of the patents are found valid and infringed, a competitor’s vaccine, if approved, might be prohibited from entering the market or a competitor might be required to pay us a royalty.

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
Actions In Which We Are The Plaintiff
EpiPen
In 2010, King, which we acquired in 2011 and is a wholly-owned subsidiary, brought a patent-infringement action against Sandoz in the U.S. District Court for the District of New Jersey in connection with Sandoz’s abbreviated new drug application (ANDA) filed with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name. We expect that the outcome of this matter will not be material to us.
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
In February 2022, we brought a separate patent-infringement action against Slayback Pharma LLC (Slayback) asserting the infringement and validity of our compound patent covering the active ingredient that was challenged by Slayback in its ANDA seeking approval to market a generic version of tofacitinib oral solution 1 mg/mL. In May 2022, we settled our action against Slayback on terms not material to us.
In June 2022, we brought a separate patent infringement action against MSN Laboratories Private Ltd. (MSN) asserting the infringement and validity of our compound patent covering the active agreement that was challenged by MSN in its ANDAs seeking approval to market generic versions of tofacitinib immediate release tablets (5 mg, 10 mg) and oral solution 1 mg/mL.
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
Ibrance (palbociclib)
Beginning in September 2020, we received correspondence from several generic companies notifying us that they would seek approval to market generic versions of Ibrance capsules. The generic companies assert the invalidity and non-infringement of our crystalline form patent which expires in 2034. Beginning in October 2020, we brought patent infringement actions against each of these generic companies in various federal courts, asserting the validity and infringement of the crystalline form patent. We have settled with certain of these generic companies on terms not material to us, and we dismissed the patent infringement actions against the remaining generic companies.
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. The generic companies are challenging some or all of the following patents: (i) the composition of matter patent expiring in 2027; (ii) the composition of matter patent expiring in 2023; (iii) the method of use patent expiring in 2023; (iv) the crystalline form patent expiring in 2034; and (v) a tablet formulation patent expiring in 2036. We brought patent infringement actions against each of the generic filers in various federal courts, asserting the validity and infringement of the patents challenged by the generic companies. We have settled with one of these generic companies on terms not material to us, and we dismissed the patent infringement actions relating to the crystalline form of patent, the composition of matter patent expiring in 2023, and the method of use patent against the generic companies that had challenged these patents.
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
Actions in Which We are the Defendant
Comirnaty
In March 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Co. LLC, our wholly owned subsidiary, alleging that Comirnaty infringes U.S. Patent No. 11,246,933, which was issued in February 2022, and seeking unspecified monetary damages. In July 2022, Alnylam filed a second complaint in the U.S. District Court for the District of Delaware against Pfizer, Pharmacia & Upjohn Co. LLC, BioNTech and BioNTech Manufacturing GmbH, alleging that Comirnaty infringes U.S. Patent No. 11,382,979, which was issued in July 2022, and seeking unspecified monetary damages.
Paxlovid
In June 2022, Enanta Pharmaceuticals, Inc. filed a complaint in the U.S. District Court for the District of Massachusetts against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes U.S. Patent No. 11,358,953, which was issued in June 2022, and seeking unspecified monetary damages.
Matters Involving Pfizer and its Collaboration/Licensing Partners
Eliquis
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
Comirnaty
In July 2022, Pfizer, BioNTech and BioNTech Manufacturing GmbH filed a declaratory judgment complaint against CureVac in the U.S. District Court for the District of Massachusetts seeking a judgment of non-infringement for the following three patents relating to Comirnaty: U.S. Patent Nos. 11,135,312, 11,149,278, and 11,241,493.
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
In September 2013 and 2014, the District Court dismissed with prejudice the claims of the direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other Multi-District Litigation plaintiffs. All plaintiffs appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the Court of Appeals. In 2017, the Court of Appeals reversed the District Court’s decisions and remanded the claims to the District Court.
Also, in 2013, the State of West Virginia filed an action in West Virginia state court against Pfizer and Ranbaxy, among others, that asserts claims and seeks relief on behalf of the State of West Virginia and residents of that state that are substantially similar to the claims asserted and the relief sought in the purported class actions described above.
EpiPen (Direct Purchaser)
In February 2020, a lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, its current and former affiliates King and Meridian, and various Mylan entities, on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants. Plaintiffs in this action generally allege that Pfizer and Mylan conspired to delay market entry of generic EpiPen through the settlement of patent litigation regarding EpiPen, and thereby delayed market entry of generic EpiPen in violation of federal antitrust law. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In July 2021, the District Court granted defendants’ motion to dismiss the direct purchaser complaint, without prejudice. In September 2021, plaintiffs filed an amended complaint. In August 2022, the District Court granted Pfizer’s motion to dismiss the complaint.

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
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Southern District of Florida. Plaintiffs in the Multi-District Litigation have filed against Pfizer and many other defendants a master personal injury complaint, asserting a consolidated consumer class action alleging, among other things, claims under consumer protection statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. In addition, (i) Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state court, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2022, the estimated fair value of these indemnification obligations is not material to Pfizer. See Note 2C for a description of the March 2022 indemnity provided by Pfizer to GSK in connection with the issuance of notes by the Consumer Healthcare JV. In conjunction with the completion of GSK’s demerger transactions in July 2022, GSK’s guarantee and our related indemnification of GSK’s guarantee were terminated.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may be obligated to indemnify us. For example, in November 2020, we and Mylan completed the transaction to spin-off our Upjohn Business and combine it with Mylan to form Viatris. As part of the transaction and as previously disclosed, each of Viatris and Pfizer has agreed to assume, and to indemnify the other for, liabilities arising out of certain matters. Also, our global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program aimed at preventing COVID-19 infection, includes certain indemnity provisions pursuant to which each of BioNTech and Pfizer has agreed to indemnify the other for certain liabilities that may arise in connection with certain third-party claims relating to Comirnaty.
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
Other Costs and Business Activities––Certain pre-tax costs are not allocated to our operating segment results, such as costs associated with: (i) R&D and medical expenses managed by our WRDM and GPD organizations, (ii) corporate enabling functions and other corporate costs, (iii) overhead costs primarily associated with our manufacturing operations, (iv) our share of earnings from the Consumer Healthcare JV, as well as (v) all amortization of intangible assets, acquisition-related items, and certain significant items representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Beginning in the first quarter of 2022, acquisition-related items may now include purchase accounting impacts that previously would have been included as part of a reconciling item entitled “Purchase accounting adjustments” that we no longer separately present, such as: (i) the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, (ii) depreciation related to the increase/decrease in fair value of acquired fixed assets, (iii) amortization related to the increase in fair value of acquired debt and (iv) the fair value changes for contingent consideration. The operating results of PC1, our global contract development and manufacturing organization, are included in Other business activities.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $195 billion as of July 3, 2022 and $181 billion as of December 31, 2021.
Selected Income Statement Information

The following provides selected income statement information by reportable segment:
	Three Months Ended				Six Months Ended
	Revenues		Earnings(a)		Revenues		Earnings(a)
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Reportable Segment:
Biopharma	$27,425	$18,463	$17,223	$9,816	$52,748	$32,588	$30,662	$18,199
Other business activities(b)	317	437	(3,441)	(2,524)	655	827	(5,917)	(4,571)
Reconciling Items:
Amortization of intangible assets	—	—	(822)	(928)	—	—	(1,657)	(1,798)
Acquisition-related items	—	—	(82)	(34)	—	—	(269)	27
Certain significant items(c)	—	—	(1,431)	618	—	—	(2,322)	784
	$27,742	$18,899	$11,447	$6,949	$53,402	$33,415	$20,497	$12,641
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $69 million in the second quarter of 2022 and $62 million in the second quarter of 2021, and $125 million in the first six months of 2022 and $89 million in the first six months of 2021.
(b)Other business activities include revenues and costs associated with PC1, as well as costs that we do not allocate to our operating segments, per above. Included in earnings in the second quarter and first six months of 2022 is a $450 million write-off to Cost of sales of inventory related to COVID-19 products that have exceeded or are expected to exceed their approved shelf-lives prior to being used.
(c)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). For earnings in the second quarter and first six months of 2022, includes, among other items, net losses on equity securities of $539 million and $1.2 billion, respectively, recorded in Other (income)/deductions––net. For earnings in the second quarter and first six months of 2021, includes, among other items, net gains on equity securities of $798 million and $1.2 billion, respectively, recorded in Other (income)/deductions––net.
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
United States	$11,222	$7,515	49	$20,140	$15,046	34
Developed Europe	5,480	4,577	20	11,569	7,615	52
Developed Rest of World	5,034	2,997	68	8,320	4,120	102
Emerging Markets	6,006	3,810	58	13,373	6,634	102
Revenues	$27,742	$18,899	47	$53,402	$33,415	60
C. Other Revenue Information
Significant Customers––For information on our significant wholesale customers, see Note 17C in our 2021 Form 10-K. Additionally, revenues from the U.S. government represented 26% and 22% of total revenues for the three and six months ended July 3, 2022, respectively, and primarily represent sales of Comirnaty and Paxlovid. Accounts receivable from the U.S.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

government represented 23% of total trade accounts receivable as of July 3, 2022, and primarily relate to sales of Comirnaty and Paxlovid.
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
TOTAL REVENUES(a)		$27,742	$18,899	$53,402	$33,415
PFIZER BIOPHARMACEUTICALS GROUP (BIOPHARMA)(a), (b)		$27,425	$18,463	$52,748	$32,588
Vaccines		$10,459	$9,234	$25,399	$14,127
Comirnaty direct sales and alliance revenues	Active immunization to prevent COVID-19	8,848	7,838	22,075	11,300
Prevnar family(c)	Pneumococcal disease	1,429	1,241	2,994	2,524
Nimenrix	Meningococcal ACWY disease	65	49	142	95
FSME-IMMUN/TicoVac	Tick-borne encephalitis disease	68	61	110	114
All other Vaccines	Various	49	46	78	94
Hospital(a)		$9,714	$1,745	$12,905	$3,630
Paxlovid	COVID-19 infection (high risk population)	8,115	—	9,585	—
Sulperazon	Bacterial infections	210	141	420	334
Ig Portfolio(d)	Various	125	107	232	212
Zavicefta	Bacterial infections	100	104	204	198
Zithromax	Bacterial infections	54	43	180	132
Medrol	Anti-inflammatory glucocorticoid	79	112	155	211
Fragmin	Treatment/prevention of venous thromboembolism	72	77	142	149
Vfend	Fungal infections	54	72	119	153
All other Anti-infectives	Various	367	474	749	929
All other Hospital	Various	537	613	1,120	1,314
Oncology		$3,088	$3,145	$6,055	$6,007
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,320	1,404	2,557	2,657
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	290	303	558	570
Inlyta	Advanced RCC	274	257	508	486
Zirabev(e)	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	138	129	286	215
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	156	136	284	259
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	118	120	244	255
Ruxience(e)	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	113	120	237	218
Retacrit(e)	Anemia	106	103	221	212
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	97	194	211	394
Lorbrena	ALK-positive metastatic NSCLC	77	66	149	126
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	58	37	125	68
Aromasin	Post-menopausal early and advanced breast cancer	59	51	121	103
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	58	45	109	95
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab)(f), for the treatment of BRAFV600E -mutant mCRC after prior therapy	51	42	98	89
Trazimera(e)	HER-positive breast cancer and metastatic stomach cancers	46	41	98	87
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	44	36	84	71
All other Oncology	Various	82	60	163	102
Internal Medicine		$2,405	$2,403	$4,846	$4,997
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,745	1,481	3,537	3,124

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Premarin family	Symptoms of menopause	115	128	217	271
BMP2	Development of bone and cartilage	75	66	142	115
Toviaz	Overactive bladder	45	62	99	119
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	1	184	4	401
All other Internal Medicine	Various	424	482	846	966
Rare Disease		$909	$895	$1,872	$1,720
Vyndaqel/Vyndamax	ATTR-cardiomyopathy and polyneuropathy	552	501	1,164	953
BeneFIX	Hemophilia B	113	112	225	225
Genotropin	Replacement of human growth hormone	91	109	171	189
Somavert	Acromegaly	64	68	132	133
Refacto AF/Xyntha	Hemophilia A	64	77	129	165
All other Rare Disease	Various	25	29	50	55
Inflammation & Immunology (I&I)		$850	$1,041	$1,671	$2,107
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	430	586	802	1,124
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	257	286	537	605
Inflectra(e)	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	137	136	272	313
All other I&I	Various	25	33	60	65
PFIZER CENTREONE(b)		$317	$437	$655	$827
Total Alliance revenues		$2,317	$1,880	$4,631	$3,650
Total Biosimilars(e)		$580	$559	$1,185	$1,089
Total Sterile Injectable Pharmaceuticals(g)		$1,286	$1,381	$2,617	$2,863
(a)On December 31, 2021, we completed the sale of our Meridian subsidiary. Prior to its sale, Meridian was managed as part of the Hospital therapeutic area. Beginning in the fourth quarter of 2021, the financial results of Meridian were reflected as discontinued operations. Prior-period financial information has been restated, as appropriate. See Note 1A.
(b)At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1. PC1, which previously had been managed within the Hospital therapeutic area, includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($55 million and $101 million for the second quarter and the first six months of 2022, respectively, and $87 million for both the second quarter and the first six months of 2021), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, transitional manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business. We have revised prior-period information to conform to the current management structure.
(c)Prevnar family include revenues from Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20/Apexxnar (adult).
(d)Immunoglobulin (Ig) portfolio includes the revenues from Panzyga, Octagam and Cutaquig.
(e)Biosimilars are highly similar versions of approved and authorized biological medicines and primarily include revenues from Zirabev, Inflectra, Ruxience, Retacrit and Trazimera.
(f)Erbitux® is a registered trademark of ImClone LLC.
(g)Total Sterile Injectable Pharmaceuticals represents the total of all branded and generic injectable products in the Hospital therapeutic area, including anti-infective sterile injectable pharmaceuticals.

Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $24 billion as of July 3, 2022, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, we expect to recognize revenue of approximately $12 billion in 2022, $12 billion in 2023 and $200 million in 2024. Remaining performance obligations exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers in international markets for supply of Comirnaty and Paxlovid. The deferred revenues related to Comirnaty and Paxlovid total $3.9 billion as of July 3, 2022, with $3.7 billion and $198 million recorded in current and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty total $3.3 billion as of December 31, 2021, with $3.0 billion and $249 million recorded in current liabilities and noncurrent liabilities, respectively. There were no deferred revenues associated with Paxlovid as of December 31, 2021. The increase in Comirnaty and Paxlovid deferred revenues during the first six months of 2022 was primarily the result of additional advance payments received as we entered

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

into new or amended contracts, including new advance payments received for Paxlovid contracts, less amounts recognized in Revenues as we delivered the products to our customers and the impact of foreign exchange. During the second quarter and first six months of 2022, we recognized revenue of $800 million and $2.4 billion, respectively, that was included in the balance of Comirnaty deferred revenues as of December 31, 2021. The Comirnaty and Paxlovid deferred revenues as of July 3, 2022 will be recognized in Revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in the last six months of 2023 and in the first quarter of 2024. Deferred revenues associated with contracts for other products were not significant as of July 3, 2022 or December 31, 2021.

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
Our Business and Strategy
We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. At the beginning of our fiscal fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a new global structure consisting of two operating segments: Biopharma and PC1. Biopharma is the only reportable segment. See Note 1A. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 80% has been incurred since inception and through the second quarter of 2022. These charges include costs and expenses related to separation of legal entities and transaction costs.
Beginning in our third fiscal quarter of 2022, we are making several additional organizational changes to further transform our operations. These changes include establishing a new commercial structure within Biopharma that is designed to better support Comirnaty and Paxlovid in a potential full commercial setting while optimizing our performance across three broad therapeutic areas:
•Primary Care will consist of our COVID-19 products (currently Comirnaty and Paxlovid), as well as the Internal Medicine and Vaccines product portfolios, including potential future mRNA products.
•Specialty Care will consist of our Inflammation & Immunology, Rare Disease and Hospital (excluding Paxlovid) product portfolios.
•Oncology will consist of our Oncology product portfolio.
We are currently evaluating what impacts these organizational changes may have on our financial reporting.
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
Our significant recent business development activities include the transactions discussed in Note 2 and the following:
Acquisition of Global Blood Therapeutics, Inc. (GBT)––In August 2022, we and GBT announced that the companies entered into an agreement under which we will acquire GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease. Under the terms of the agreement, we will acquire all outstanding shares of GBT for $68.50 per share in cash for a total enterprise value of approximately $5.4 billion, including debt and net of cash acquired. The proposed transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by GBT’s stockholders.
Acquisition of ReViral––In June 2022, which falls in our international third quarter of 2022, we completed our acquisition of ReViral, a privately held, clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel antiviral therapeutics that target respiratory syncytial virus, for a total consideration of up to $525 million, including an upfront payment of $425 million upon closing and an additional $100 million contingent upon future development milestones.
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

This agreement follows on the November 2021 collaboration for the commercialization of rimegepant and zavegepant outside the U.S., in connection with which Pfizer acquired 2.6% of Biohaven’s common stock. New Biohaven will also have the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the U.S. in excess of $5.25 billion. The proposed transaction is subject to the completion of the New Biohaven spin-off transaction and other customary closing conditions. All required antitrust clearances have been received. The companies expect the transaction to close by early 2023.
For a description of the more significant recent transactions through February 24, 2022, the filing date of our 2021 Form 10-K, see Note 2 in our 2021 Form 10-K.
Our Second Quarter 2022 and First Six Months of 2022 Performance
Revenues––Revenues increased $8.8 billion, or 47%, in the second quarter of 2022 to $27.7 billion from $18.9 billion in the second quarter of 2021, reflecting an operational increase of $10.1 billion, or 53%, as well as an unfavorable impact of foreign exchange of $1.3 billion, or 7%. The operational increase was primarily driven by growth from Paxlovid and Comirnaty. Excluding the impact of Paxlovid and Comirnaty, revenues increased 1% operationally, reflecting strong growth in Eliquis, the Prevnar family and Vyndaqel/Vyndamax, partially offset by declines in Chantix/Champix, Xeljanz and Sutent.
Revenues increased $20.0 billion, or 60%, in the first six months of 2022 to $53.4 billion from $33.4 billion in the first six months of 2021, reflecting an operational increase of $22.0 billion, or 66%, as well as an unfavorable impact of foreign exchange of $2.0 billion, or 6%. The operational increase was primarily driven by growth from Comirnaty and Paxlovid. Excluding the impact of Comirnaty and Paxlovid, revenues increased 1% operationally, reflecting strong growth in Eliquis, the Prevnar family, Vyndaqel/Vyndamax and Biosimilars, partially offset by declines in Chantix/Champix, Xeljanz and Sutent.
See the Analysis of the Condensed Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 13C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The increases in Income from continuing operations before provision/(benefit) for taxes on income of $4.5 billion in the second quarter of 2022 and $7.9 billion in the first six months of 2022, compared to the same periods in 2021, respectively, were primarily attributable to (i) higher revenues, partially offset by (ii) increases in Cost of sales, (iii) net losses on equity securities in the second quarter and first six months of 2022 versus net gains on equity securities in the second quarter and first six months of 2021, (iv) increases in Research and development expenses, (v) net periodic benefit costs associated with pension and other postretirement plans incurred in the second quarter and first six months of 2022 versus net periodic benefit credits recognized in the second quarter and first six months of 2021 and (vi) increases in Restructuring charges and certain acquisition-related costs.
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
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, proposing pricing reform or legislation, employing formularies to control costs, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we recently implemented a policy that will help improve contract pharmacy integrity. The U.S. Department of Health and Human Services (HHS) has sent letters to numerous manufacturers that have also implemented contract pharmacy integrity initiatives expressing the view that their programs are in violation of the 340B statute, and referring those programs for potential enforcement action. We believe that our program is consistent with the statute. Additional legal or legislative developments with respect to the 340B program may have an adverse impact on our integrity initiative, and we may face enforcement action or penalties, depending upon such developments. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections in our 2021 Form 10-K and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A in our 2021 Form 10-K.
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
Russia/Ukraine Conflict––Our global operations may be impacted by certain factors in the global economic environment including impacts of political or civil unrest or military action, including the armed conflict between Russia and Ukraine. Consistent with our commitment to putting patients first, we are maintaining the supply of medicines to Russia, including the provision of needed medicines to patients already enrolled in clinical trials. Effective March 14, 2022, Pfizer is donating the equivalent of profits of our Russian subsidiary to causes that provide direct humanitarian support to the people of Ukraine, in addition to the company’s ongoing efforts to support the humanitarian response in the region. Our first down payment of $5 million is going to eight global and local non-governmental organizations to support humanitarian relief and response efforts. We will continue to divert these profits to the Ukrainian relief efforts until peace is achieved. Additionally, we are not initiating new clinical trials in Russia, have stopped recruiting new patients in our ongoing clinical trials in the country, and halted all new investments with local suppliers intended to build manufacturing capacity in Russia. For both the six months ended July 3, 2022 and the fiscal year ended December 31, 2021, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the armed conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. While as of now, we do not anticipate any significant negative impacts on our business from this conflict, continued regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, and any retaliatory measures taken by Russia, neighboring countries or allies of Russia, in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business and results of operations.

COVID-19 Pandemic––The COVID-19 pandemic has impacted our business, operations and financial condition and results.
Our Response to COVID-19
Pfizer is continuing to help lead the global effort to confront the COVID-19 pandemic by advancing a vision for industry-wide collaboration while continuing to make significant investments in breakthrough science and global manufacturing.
•Comirnaty/BNT162b2:
◦We have collaborated with BioNTech to jointly develop Comirnaty/BNT162b2, a mRNA-based coronavirus vaccine to help prevent COVID-19. For additional information, see the Product Developments section of this MD&A. We continue to evaluate our vaccine and the short- and long-term safety and efficacy of Comirnaty. We are also studying monovalent, bivalent and variant-adapted vaccine candidates to potentially help prevent COVID-19 caused by variants of concern, as well as a next-generation mRNA vaccine candidate.
◦The companies have entered into agreements to supply pre-specified doses of Comirnaty in 2022 with multiple developed and emerging countries around the world and are continuing to deliver doses of Comirnaty to governments under such agreements. We also signed agreements with multiple countries to supply Comirnaty doses in 2023 and are currently negotiating similar potential agreements with multiple countries as well. Additionally, we will continue our efforts to help ensure equitable access to Comirnaty and anticipate delivering at least two billion doses to low- and middle-income countries—one billion of which were delivered in 2021 and approximately 460 million of which were delivered in the first half of 2022. Certain of the aforementioned doses to low- and middle-income countries are being supplied to the U.S. government at a not-for-profit price to be donated to the world’s poorest nations.
◦As of July 28, 2022, we forecasted approximately $32 billion of revenues for Comirnaty in 2022, with gross profit to be split evenly with BioNTech, which includes doses expected to be delivered in fiscal 2022, primarily under contracts signed as of mid-July 2022.
•Paxlovid:
◦In December 2021, the FDA authorized the emergency use of Paxlovid, a novel oral COVID-19 treatment, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. Paxlovid has been granted an authorization or approval in many other countries. In June 2022, we submitted an NDA to the FDA for approval of Paxlovid for the treatment of COVID-19 in both vaccinated and unvaccinated individuals who are at high risk for progression to severe illness from COVID-19 consistent with the current EUA. For additional information, see the Product Developments section of this MD&A.
◦We continue to evaluate Paxlovid in other populations, including in non-hospitalized, symptomatic, pediatric patients with a confirmed diagnosis of COVID-19 who are at risk of progression to severe disease (Phase 2/3 study, EPIC-PEDS (Evaluation of Protease Inhibition for COVID-19 in Pediatric Patients)). We also plan to study Paxlovid in those who are immunocompromised, hospitalized with severe COVID-19 and at increased risk for poor outcomes due to the disease, or who are pregnant. In June 2022, we announced that due to a very low rate of hospitalization or death observed in the standard-risk patient population, we ceased enrollment into the Phase 2/3 EPIC-SR (Evaluation of Protease Inhibition for COVID-19 in Standard-Risk Patients) study evaluating the use of Paxlovid in patients who are at standard risk for developing severe COVID-19. Pfizer had previously announced that the primary endpoint for EPIC-SR was not met.
◦We have entered into agreements to supply pre-specified courses of Paxlovid to multiple countries, such as the U.S. and U.K., as well as an agreement with UNICEF to supply low- and middle-income countries. Through the first half of 2022, we produced 30 million treatment courses, and we have capacity to meet the demand for Paxlovid in a flexible manner going forward.
◦As of July 28, 2022, we forecasted approximately $22 billion of revenues for Paxlovid in 2022, which includes treatment courses expected to be delivered in fiscal 2022, primarily relating to supply contracts signed or committed as of mid-July 2022.
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
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	% Change in Revenues
Operating segments:
Biopharma	$27,425	$18,463	$11,136	$7,380	$16,289	$11,083	49	51	47
Pfizer CentreOne	317	437	86	136	230	301	(27)	(36)	(23)
Total revenues	$27,742	$18,899	$11,222	$7,515	$16,519	$11,384	47	49	45

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	% Change in Revenues
Operating segments:
Biopharma	$52,748	$32,588	$19,952	$14,757	$32,795	$17,830	62	35	84
Pfizer CentreOne	655	827	188	288	467	539	(21)	(35)	(13)
Total revenues	$53,402	$33,415	$20,140	$15,046	$33,262	$18,369	60	34	81

Second Quarter of 2022 vs. Second Quarter of 2021

The following provides an analysis of the change in worldwide revenues by geographic areas in the second quarter of 2022:
	Three Months Ended July 3, 2022
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from Paxlovid, Comirnaty, Eliquis, Prevnar family, Vyndaqel/Vyndamax, Inlyta and Biosimilars, partially offset by worldwide declines from Xeljanz, Ibrance and Xtandi. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$10,486	$3,972	$6,514
Decline from PC1. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	(109)	(49)	(60)
Lower revenues for Chantix/Champix and Sutent: •The decrease in Chantix/Champix was driven by the ongoing global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country •The decrease for Sutent primarily reflects lower volume demand in the U.S. and Europe following its loss of exclusivity in August 2021 and January 2022, respectively	(273)	(177)	(97)
Other operational factors, net	(1)	(39)	37
Operational growth, net	10,103	3,707	6,395

Unfavorable impact of foreign exchange	(1,260)	—	(1,260)
Revenues increase/(decrease)	$8,842	$3,707	$5,135
Emerging markets revenues increased $2.2 billion, or 58%, in the second quarter of 2022 to $6.0 billion from $3.8 billion in the second quarter of 2021, reflecting an operational increase of $2.4 billion, or 63%, and an unfavorable impact from foreign exchange of approximately 6%. The operational increase in emerging markets was primarily driven by growth from Comirnaty and Paxlovid.
First Six Months of 2022 vs. First Six Months of 2021

The following provides an analysis of the worldwide change in revenues by geographic areas in the first six months of 2022:
	Six Months Ended July 3, 2022
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from Comirnaty, Paxlovid, Eliquis, Prevnar family, Vyndaqel/Vyndamax, Inlyta and Biosimilars, partially offset by worldwide declines from Xeljanz, Ibrance and Xtandi. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	$22,854	$5,736	$17,117
Decline from PC1. See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis	(152)	(100)	(52)
Lower revenues for Chantix/Champix and Sutent: •The decrease in Chantix/Champix was driven by the ongoing global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country •The decrease for Sutent primarily reflects lower volume demand in the U.S. and Europe following its loss of exclusivity in August 2021 and January 2022, respectively	(568)	(381)	(187)
Other operational factors, net	(108)	(160)	53
Operational growth/(decline), net	22,026	5,094	16,931

Unfavorable impact of foreign exchange	(2,038)	—	(2,038)
Revenues increase/(decrease)	$19,988	$5,094	$14,893
Emerging markets revenues increased $6.7 billion, or 102%, in the first six months of 2022 to $13.4 billion from $6.6 billion in the first six months of 2021, reflecting an operational increase of $7.2 billion, or 108%, and an unfavorable impact from foreign exchange of approximately 7%. The operational increase in emerging markets was primarily driven by growth from Comirnaty and Paxlovid.

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

The following presents information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Medicare rebates	$186	$182	$387	$371
Medicaid and related state program rebates	225	306	466	652
Performance-based contract rebates	862	788	1,667	1,541
Chargebacks	1,797	1,518	3,534	2,949
Sales allowances	1,367	1,211	2,571	2,354
Sales returns and cash discounts	328	235	598	459
Total	$4,765	$4,240	$9,223	$8,326
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	July 3, 2022	July 4, 2021	Total	Oper.	Operational Results Commentary
Comirnaty(a)	QTD	$8,848 Up 20% (operationally)	U.S.	$1,080	$2,034	(47)
Driven by strong operational growth in international markets, led by increased sales of doses to serve emerging markets and increased deliveries to certain international developed markets, partially offset by a slower pace of deliveries to the U.S. and Canada.

			Int’l.	7,768	5,804	34	43
			Worldwide	$8,848	$7,838	13	20
	YTD	$22,075 * (operationally)	U.S.	$3,395	$4,072	(17)
			Int’l.	18,681	7,228	*	*
			Worldwide	$22,075	$11,300	95	*
Paxlovid	QTD	$8,115 *	U.S.	$4,455	$—	*		Driven by the U.S. launch under emergency use authorization in December 2021 and international launches in late 2021 and early 2022 following regulatory approvals or emergency use authorizations.
			Int’l.	3,660	—	*	*
			Worldwide	$8,115	$—	*	*
	YTD	$9,585 *	U.S.	$5,470	$—	*
			Int’l.	4,115	—	*	*
			Worldwide	$9,585	$—	*	*
Eliquis	QTD	$1,745 Up 23% (operationally)	U.S.	$1,064	$831	28
Global growth driven primarily by continued oral anti-coagulant adoption and market share gains in non-valvular atrial fibrillation, particularly in the U.S. and certain markets in Europe, as well as favorable changes in channel mix in the U.S.

In addition, YTD performance was negatively impacted by the non-recurrence of an $80 million favorable adjustment related to the Medicare “coverage gap” provision recorded in the first quarter of 2021.

			Int’l.	681	650	5	16
			Worldwide	$1,745	$1,481	18	23
	YTD	$3,537 Up 17% (operationally)	U.S.	$2,144	$1,812	18
			Int’l.	1,394	1,312	6	15
			Worldwide	$3,537	$3,124	13	17
Prevnar family	QTD	$1,429 Up 18% (operationally)	U.S.	$906	$642	41
Growth primarily driven by the adult indications in the U.S. due to strong stocking and patient demand following the launch of Prevnar 20 for the adult population, partially offset by unfavorable timing of government and private purchasing of Prevnar 13 for the pediatric indication globally.

In addition, YTD international performance was negatively impacted by competitive pressures in China for the pediatric indication and timing of government purchasing for the adult indication.

			Int’l.	523	599	(13)	(7)
			Worldwide	$1,429	$1,241	15	18
	YTD	$2,994 Up 21% (operationally)	U.S.	$1,920	$1,280	50
			Int’l.	1,074	1,244	(14)	(10)
			Worldwide	$2,994	$2,524	19	21
Ibrance	QTD	$1,320 Down 3% (operationally)	U.S.	$868	$862	1
QTD decline primarily driven by prior-year quarter clinical trial purchases in international developed markets, partially offset by modest growth in the U.S. despite continued increase in the proportion of patients accessing Ibrance through the Patient Assistance Program.

YTD decline largely due to a continued increase in the proportion of patients accessing Ibrance through the U.S. Patient Assistance Program and prior-year quarter clinical trial purchases in international developed markets, partially offset by higher volumes in emerging markets.

			Int’l.	452	542	(17)	(8)
			Worldwide	$1,320	$1,404	(6)	(3)
	YTD	$2,557 Down 1% (operationally)	U.S.	$1,621	$1,656	(2)
			Int’l.	936	1,002	(7)	1
			Worldwide	$2,557	$2,657	(4)	(1)
Vyndaqel/ Vyndamax	QTD	$552 Up 16% (operationally)	U.S.	$296	$225	32		Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in developed Europe and the U.S., partially offset by a planned price decrease which recently went into effect in Japan.
			Int’l.	256	276	(7)	3
			Worldwide	$552	$501	10	16
	YTD	$1,164 Up 28% (operationally)	U.S.	$561	$430	30
			Int’l.	603	523	15	26
			Worldwide	$1,164	$953	22	28
Xeljanz	QTD	$430 Down 24% (operationally)	U.S.	$254	$390	(35)
Driven primarily by declines in net price due to unfavorable changes in channel mix, decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to JAK class label changes, and unfavorable wholesaler inventory buying patterns in the U.S.

			Int’l.	176	195	(10)	(2)
			Worldwide	$430	$586	(27)	(24)
	YTD	$802 Down 26% (operationally)	U.S.	$457	$722	(37)
			Int’l.	345	402	(14)	(8)
			Worldwide	$802	$1,124	(29)	(26)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	July 3, 2022	July 4, 2021	Total	Oper.	Operational Results Commentary
Xtandi	QTD	$290 Down 4% (operationally)	U.S.	$290	$303	(4)
Decline largely due to channel mix and fluctuating enrollment rates in the Xtandi Patient Assistance Program, partially offset by recent demand growth and an increase in new patient starts across the mCRPC, nmCRPC, and mCSPC indications.

			Int’l.	—	—	—	—
			Worldwide	$290	$303	(4)	(4)
	YTD	$558 Down 2% (operationally)	U.S.	$558	$570	(2)
			Int’l.	—	—	—	—
			Worldwide	$558	$570	(2)	(2)
Inlyta	QTD	$274 Up 11% (operationally)	U.S.	$162	$155	5
Growth primarily reflects continued adoption in emerging markets and developed Europe of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

			Int’l.	112	102	9	20
			Worldwide	$274	$257	6	11
	YTD	$508 Up 8% (operationally)	U.S.	$302	$296	2
			Int’l.	206	190	8	17
			Worldwide	$508	$486	4	8
Biosimilars	QTD	$580 Up 7% (operationally)	U.S.	$401	$363	10
Growth mainly driven by oncology biosimilars primarily due to strong U.S. growth of Zirabev and Retacrit.

In addition, YTD performance was negatively impacted by decreases in Inflectra globally as a result of competitive pressures for certain biosimilars.

			Int’l.	179	195	(8)	(1)
			Worldwide	$580	$559	4	7
	YTD	$1,185 Up 11% (operationally)	U.S.	$837	$691	21
			Int’l.	348	398	(13)	(6)
			Worldwide	$1,185	$1,089	9	11
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	July 3, 2022	July 4, 2021	Total	Oper.	Operational Results Commentary
PC1	QTD	$317 Down 25% (operationally)	U.S.	$86	$136	(36)
Decline primarily driven by lower manufacturing of divested products under manufacturing and supply agreements and lower COVID-19 manufacturing activities performed on behalf of customers, including, with respect to the second quarter, Comirnaty supply to BioNTech.

			Int’l.	230	301	(23)	(20)
			Worldwide	$317	$437	(27)	(25)
	YTD	$655 Down 18% (operationally)	U.S.	$188	$288	(35)
			Int’l.	467	539	(13)	(10)
			Worldwide	$655	$827	(21)	(18)
(a)Comirnaty includes direct sales and alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Vaccines therapeutic area. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing operation. Revenues related to these manufacturing activities totaled $55 million and $101 million for the second quarter and the first six months of 2022, respectively, and $87 million for both the second quarter and the first six months of 2021.
*    Indicates calculation not meaningful.
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
Product Developments
A comprehensive update of Pfizer’s development pipeline was published as of July 28, 2022 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following provides information as of the date of this filing about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.
The table below includes only approvals for products that have occurred in the last twelve months and generally does not include approvals that may have occurred prior to that time. The table includes filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
Comirnaty/BNT162b2 (PF-07302048)(a)	Immunization to prevent COVID-19 (16 years of age and older)	BLA Aug. 2021	CMA Dec. 2020	Approved Feb. 2021
	Immunization to prevent COVID-19 (12-15 years of age)	sBLA July 2022	CMA May 2021	Approved May 2021
	Immunization to prevent COVID-19 (booster)	EUA Sep. 2021	CMA Oct. 2021	Approved Nov. 2021
	Immunization to prevent COVID-19 (5-11 years of age)	EUA Oct. 2021	CMA Nov. 2021	Approved Jan. 2022
	Immunization to prevent COVID-19 (6 months through 4 years of age)	EUA June 2022	Filed July 2022	Filed July 2022
Cibinqo (abrocitinib)	Atopic dermatitis	Approved Jan. 2022	Approved Dec. 2021	Approved Sep. 2021
Xeljanz (tofacitinib)	Ankylosing spondylitis	Approved Dec. 2021	Approved Nov. 2021
Myfembree (relugolix fixed dose combination)(b)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Approved May 2021
	Endometriosis (combination with estradiol and norethindrone acetate)	Approved Aug. 2022
Lorbrena/Lorviqua (lorlatinib)	First-line ALK-positive NSCLC	Approved Mar. 2021	Approved Jan. 2022	Approved Nov. 2021
Ngenla (somatrogon)(c)	Pediatric growth hormone deficiency	Filed Jan. 2021	Approved Feb. 2022	Approved Jan. 2022
Prevnar 20/Apexxnar (Vaccine)(d)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Approved June 2021	Approved Feb. 2022
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Approved Aug. 2021
Paxlovid(e) (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 infection (high risk population)	EUA Dec. 2021	CMA Jan. 2022	Approved Feb. 2022
Vydura (rimegepant)(f)	Acute migraine		Approved Apr. 2022
	Migraine prevention		Approved Apr. 2022
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with BioNTech. Comirnaty/BNT162b2 is approved by the FDA for individuals 12 years and older (30-µg, 2-dose primary series) and is FDA authorized to provide: (i) a 3-µg, 3-dose primary series to individuals 6 months through 4 years of age, (ii) a 10-µg, 2-dose primary series to individuals 5-11 years of age, (iii) a third 10-µg primary series dose to individuals 5-11 years of age with certain kinds of immunocompromise, (iv) a 30-µg, 2-dose primary series to individuals 12 years of age and older, (iv) a third 30-µg primary series dose to individuals 12 years of age and older with certain kinds of immunocompromise, (v) a single 10-µg booster dose to individuals 5-11 years of age who have completed a primary series with Comirnaty/BNT162b2, (vi) a 30-µg, first booster dose to individuals 12 years of age and older who have completed a primary series with Comirnaty/BNT162b2, (vii) a 30-µg, first booster dose to individuals 18 years of age and older who have completed primary vaccination with a different authorized or approved COVID-19 vaccine (booster schedule based on labeling information of vaccine used for primary series), (viii) a 30-µg, second booster dose to individuals 50 years of age and older who have received a first booster dose of any authorized or approved COVID-19 vaccine and (ix) a 30-µg, second booster dose to individuals 12 years of age and older with certain kinds of immunocompromise and who have received a first booster dose of any authorized or approved COVID-19 vaccine. Comirnaty/BNT162b2 has been granted CMA by the EC to prevent COVID-19 in people aged 5 years and older. The vaccine is administered as a 2-dose series, 3 weeks apart. Adults and adolescents from the age of 12 are given 30-µg per dose; children aged 5 to 11 years are given 10-µg per dose. In addition, the CMA has been expanded to include a booster dose (third dose) at least 3 months after the second dose in individuals 12 years of age and older. A third primary course dose may be administered at least 28 days after the second dose to people aged 5 years and older with a severely weakened immune system. In July 2022, Pfizer and BioNTech completed a submission to the EMA for an Omicron-adapted bivalent COVID-19 vaccine candidate, based on the BA.1 sub-lineage, for individuals 12 years of age and older. In Japan, Comirnaty/BNT162b2 has been granted exceptional approval by the Ministry of Health, Labour and Welfare to prevent infections caused by SARS-CoV-2 in people aged 5 years and older. The vaccine is administered as a 2-dose series, 3 weeks apart. Adults and adolescents from the age of 12 are given 30-µg per dose; children aged 5 to 11 years are given 10-µg per dose. In addition, the exceptional approval has been expanded to include a booster dose (third dose) at least 5 months after the second dose in individuals 12 years of age and older.
(b)Being developed in collaboration with Myovant. In June 2022, the FDA accepted for review a sNDA for Myfembree (relugolix 40 mg, estradiol 1 mg, and norethindrone acetate 0.5 mg) proposing updates to Myfembree’s U.S. Prescribing Information based on safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study in premenopausal women with heavy menstrual bleeding associated with uterine fibroids for up to two years. The PDUFA goal date for this sNDA is January 29, 2023.
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
(e)In January 2022, the EMA approved the CMA of Paxlovid for treating COVID-19 in adults who do not require supplemental oxygen and who are at increased risk of the disease becoming severe. In June 2022, we announced the submission of an NDA to the FDA for approval of Paxlovid for the treatment of COVID-19 in both vaccinated and unvaccinated individuals who are at high risk for progression to severe illness from COVID-19.
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
In China, the following products received regulatory approvals in the last twelve months: Cresemba for fungal infection and Besponsa for second line acute lymphoblastic leukemia, both in December 2021; Paxlovid for COVID-19 infection in February 2022; Cibinqo for atopic dermatitis in April 2022; Lorbrena for non-small cell lung cancer (first line and second line therapy) in April 2022.
The following provides information about additional indications and new drug candidates in late-stage development:

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFv600E-mutant mCRC
	Myfembree (relugolix fixed dose combination)(e)	Combination with estradiol and norethindrone acetate for contraceptive efficacy
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(f)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma
	Paxlovid (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 infection (pediatric)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria
	fidanacogene elaparvovec (PF-06838435)(g)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(h)	Hemophilia A
	PF-06425090 (Vaccine)(i)	Immunization to prevent primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Immunization to prevent serogroups meningococcal infection (adolescent and young adults)
	PF-06928316 (Vaccine)	Immunization to prevent respiratory syncytial virus infection (maternal)
Immunization to prevent respiratory syncytial virus infection (older adults)
	ritlecitinib (PF-06651600)	Alopecia areata
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy
	marstacimab (PF-06741086)	Hemophilia
	elranatamab (PF-06863135)(j)	Multiple myeloma triple-class refractory
Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma
	Omicron-based mRNA vaccine(k)	Immunization to prevent COVID-19 (adults)
	Etrasimod (PF-07915503)	Ulcerative colitis (moderately to severely active)
	VLA15 (PF-07307405)(l)	Immunization to prevent Lyme Disease
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
(g)Being developed in collaboration with Spark Therapeutics, Inc.
(h)Being developed in collaboration with Sangamo Therapeutics, Inc.
(i)In March 2022, Pfizer announced results from the CLOVER trial (Clostridium difficile Vaccine Efficacy Trial), a pivotal Phase 3 study evaluating its Clostridioides difficile (C. difficile) vaccine candidate (PF-06425090) in the prevention of C. difficile infection (CDI). Initial analyses of two protocol defined secondary endpoints indicated a favorable benefit in reducing CDI severity and 100% vaccine efficacy in preventing medically attended CDI, although the trial did not meet its pre-specified primary endpoint of prevention of primary CDI. Safety reviews indicated that the investigational vaccine was safe and well tolerated. Pfizer is evaluating next steps for the program in coordination with regulatory agencies.
(j)Multiple myeloma triple-class refractory is currently in a Phase 2 registration-enabling study.
(k)Being developed in collaboration with BioNTech.
(l)Being developed in collaboration with Valneva SE.

In April 2022, Pfizer shared top-line results from the Paxlovid Phase 2/3 EPIC-PEP (Evaluation of Protease Inhibition for COVID-19 in Post-Exposure Prophylaxis) study in adults living in the same household as someone with a confirmed COVID-19 infection observing a risk reduction of 32% and 37% in adults who received Paxlovid for five and ten days, respectively, to prevent infection. These results, however, were not statistically significant and, as such, the primary endpoint of reducing the risk of confirmed and symptomatic COVID-19 infection in adults who had been exposed to the virus through a household contact was not met. In June 2022, an updated analysis from 1,153 patients enrolled in Paxlovid EPIC-SR (Evaluation of Protease Inhibition for COVID-19 in Standard Risk Patients) through December 2021 showed a non-significant 51% relative risk reduction (secondary endpoint, treatment arm: 5/576; placebo: 10/569). The primary endpoint in the EPIC-SR study also was not met. A sub-group analysis of 721 vaccinated adults with at least one risk factor for progression to severe COVID-19 showed a non-significant 57% relative risk reduction in hospitalization or death (treatment arm: 3/361; placebo: 7/360). Additional analyses of secondary endpoint data showed that treatment with Paxlovid resulted in a nominally significant 62% decrease in COVID-19-related medical visits per day across all patients, relative to placebo (p=0.0228). Types of medical visits included trips to the emergency room, urgent care, hospital admissions, and telehealth calls, among others. An additional pre-specified descriptive analysis showed a 72% reduction in the average number of days in hospital among Paxlovid-treated patients versus placebo in EPIC-SR. Other not statistically significant findings included no Paxlovid-treated patients admitted to the intensive care unit, compared to three in the placebo group, and no deaths in patients who received Paxlovid with one death in the placebo group. Due to a very low rate of hospitalization or death observed in the standard-risk patient population, Pfizer decided to cease enrollment into EPIC-SR and include available data in the NDA submission to the FDA to support the use of Paxlovid in appropriate individuals at high risk of progression to severe illness. For additional information on Paxlovid, please see the COVID-19 Pandemic section of this MD&A.
In August 2022, we announced that an interim futility analysis of the global Phase 3 trial, REALM-DCM, designed to evaluate the efficacy and safety of PF-07265803 in patients with symptomatic dilated cardiomyopathy (DCM) due to a mutation of the gene encoding the lamin A/C protein (LMNA), indicated the trial is unlikely to meet its primary endpoint upon completion. Based on these results, the Phase 3 trial and further development of PF-07265803 will be discontinued. This decision is not based on safety concerns.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of our 2021 Form 10-K.
COSTS AND EXPENSES

Costs and expenses follow:
	Three Months Ended			Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Cost of sales	$8,648	$6,996	24	$18,632	$11,153	67
Percentage of Revenues	31.2%	37.0%		34.9%	33.4%
Selling, informational and administrative expenses	3,048	2,923	4	5,642	5,700	(1)
Research and development expenses	2,815	2,239	26	5,116	4,233	21
Acquired in-process research and development expenses	1	219	(100)	356	238	50
Amortization of intangible assets	822	917	(10)	1,657	1,776	(7)
Restructuring charges and certain acquisition-related costs	189	(1)	*	381	21	*
Other (income)/deductions—net	772	(1,343)	*	1,122	(2,347)	*
* Indicates calculation not meaningful.

Cost of Sales
Cost of sales increased $1.7 billion in the second quarter and $7.5 billion in the first six months of 2022, primarily due to:
•the impact of Comirnaty, which includes a charge for the 50% gross profit split with BioNTech and applicable royalty expenses;
•the impact of Paxlovid; and
•a $450 million write-off of inventory related to COVID-19 products that have exceeded or are expected to exceed their approved shelf-lives prior to being used, partially offset by:
•the favorable impact of foreign exchange rates.
The decrease in Cost of sales as a percentage of revenues in the second quarter of 2022 was primarily due to favorable changes in sales mix, including significant sales of Paxlovid, as well as the favorable impact of foreign exchange rates, and an increase in alliance revenues, which have no associated cost of sales, partially offset by the impact of Comirnaty and the inventory write-offs related to COVID-19 products as discussed above.
The increase in Cost of sales as a percentage of revenues in the first six months of 2022 was primarily due to the impact of Comirnaty and the inventory write-off related to COVID-19 products as discussed above, partially offset by favorable changes in sales mix, including significant sales of Paxlovid, as well as the favorable impact of foreign exchange rates, and an increase in alliance revenues, which have no associated cost of sales.
Selling, Informational and Administrative (SI&A) Expenses
SI&A expenses increased $125 million in the second quarter of 2022, mostly due to:
•increased spending on Paxlovid and Comirnaty and a higher provision for healthcare reform fees based on sales of Paxlovid and Comirnaty, partially offset by:
•a decrease in our liability to be paid to participants of our supplemental savings plan.
SI&A expenses decreased $59 million in the first six months of 2022, mainly due to:
•a decrease in our liability to be paid to participants of our supplemental savings plan;
•the favorable impact of foreign exchange; and
•lower spending across the Inflammation & Immunology and Internal Medicine therapeutic areas, partially offset by:
•increased spending on Paxlovid and Comirnaty and a higher provision for healthcare reform fees based on sales of Paxlovid and Comirnaty.
Research and Development (R&D) Expenses
R&D expenses increased $576 million in the second quarter and $883 million in the first six months of 2022, primarily driven by increased investments across multiple late-stage clinical programs, including development costs and at-risk manufacturing related to programs to prevent and treat COVID-19, as well as costs to develop recently acquired assets.
Acquired In-Process Research and Development (IPR&D) Expenses
Acquired IPR&D expenses decreased $218 million in the second quarter of 2022, primarily reflecting the acquisition of Amplyx Pharmaceuticals Inc. (Amplyx) in the second quarter of 2021, and no transactions giving rise to acquired IPR&D expenses in the second quarter of 2022.
Acquired IPR&D expenses increased $118 million in the first six months of 2022, largely due to:
•an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven; and
•a premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles, partially offset by:
•the acquisition of Amplyx in the second quarter of 2021.
Amortization of Intangible Assets
Amortization of intangible assets decreased $95 million in the second quarter and $119 million in the first six months of 2022, primarily as a result of lower amortization of Comirnaty sales milestones to BioNTech.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program––For a description of our program, as well as the anticipated and actual costs, see Note 3. The program savings discussed below may be rounded and represent approximations. In connection with restructuring our corporate enabling functions, we expect gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, to be achieved primarily from 2021 through 2022. In connection with transforming our marketing strategy, we expect net cost savings of $1.4 billion, to be achieved primarily from 2022 through 2024. In connection with manufacturing network optimization, we expect net cost savings of $550 million to be achieved primarily from 2020 through 2023.
Certain qualifying costs for this program were recorded in the first two quarters of 2022 and 2021 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
The period-over-period changes were primarily driven by:
•net losses on equity securities in the second quarter and first six months of 2022 versus net gains recognized in the second quarter and first six months of 2021; and
•net periodic benefit costs recorded in the second quarter and first six months of 2022 versus net periodic benefit credits recorded in the second quarter and first six months of 2021.
See Note 4 for additional information.
PROVISION/(BENEFIT) FOR TAXES ON INCOME

	Three Months Ended			Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Provision/(benefit) for taxes on income	$1,570	$1,123	40	$2,742	$1,931	42
Effective tax rate on continuing operations	13.7%	16.2%		13.4%	15.3%
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
Adjusted income
Net income attributable to Pfizer Inc. common shareholders(a) before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items

•Provides investors useful information to:
◦evaluate the normal recurring operational activities, and their components, on a comparable year-over-year basis
◦assist in modeling expected future performance on a normalized basis
•Provides investors insight into the way we manage our budgeting and forecasting, how we evaluate and manage our recurring operations and how we reward and compensate our senior management(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses and Adjusted other (income)/deductions––net
Cost of sales, Selling, informational and administrative expenses, Research and development expenses and Other (income)/deductions––net (a), each before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items, which are components of the Adjusted income measure

Adjusted diluted EPS
EPS attributable to Pfizer Inc. common shareholders––diluted(a) before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items

(a)Most directly comparable GAAP measure.
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which is Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income, which is derived from Adjusted income. Beginning in the first quarter of 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding, which is largely based on financial performance, is adjusted by our R&D pipeline performance, as measured by four metrics, and performance against certain of our environmental, social and governance (ESG) metrics, and may be further modified by our Compensation Committee’s assessment of other factors.
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
Beginning in the first quarter of 2022, our reconciliation of certain GAAP reported to non-GAAP adjusted information is updated to reflect the following, and prior-period information has been revised to conform to the current period presentation:

Adjusted Income and Adjusted Diluted EPS
Acquired IPR&D—Non-GAAP Adjusted financial measures include expenses for all acquired IPR&D costs incurred in connection with upfront and milestone payments on collaboration and in-license agreements, including premiums on equity securities, as well as asset acquisitions of acquired IPR&D. Previously, certain of these items were excluded from our non-GAAP adjusted results. Acquired IPR&D expenses that previously would have been excluded from non-GAAP Adjusted income but are now included in both GAAP Reported income and non-GAAP Adjusted income: (i) had no impact in the second quarter of 2022, (ii) were approximately $339 million pre-tax ($276 million, net of tax), or $0.05 per share, in the first six months of 2022 and (iii) were approximately $186 million for both pre-tax and net of tax, or $0.03 per share, in both the second quarter and first six months of 2021.
Amortization of Intangible Assets—We began excluding all amortization of intangibles from non-GAAP Adjusted income, compared to excluding only amortization of intangibles related to large mergers or acquisitions under the prior methodology, and presenting it as a separate reconciling line. Previously, the adjustment under the prior methodology was included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present. The impact of this policy change resulted in benefits of $0.02 and $0.03 on Adjusted diluted EPS in the second quarter and first six months of 2022, respectively, and $0.03 and $0.04 in the second quarter and first six months of 2021, respectively.
Acquisition-Related Items—Adjusted income continues to exclude certain acquisition-related items, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies. Beginning in the first quarter of 2022, acquisition-related items may now include purchase accounting impacts that previously would have been included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present, such as: (i) the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, (ii) depreciation related to the increase/decrease in fair value of acquired fixed assets, (iii) amortization related to the increase in fair value of acquired debt and (iv) the fair value changes for contingent consideration.
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
See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2021 Form 10-K for additional information.

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended July 3, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$8,648	$3,048	$772	$9,906	$1.73
Amortization of intangible assets	—	—	—	822
Acquisition-related items(b)	5	(2)	(13)	82
Discontinued operations(c)	—	—	—	(34)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(22)	(134)	—	272
(Gains)/losses on equity securities	—	—	(539)	539
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(490)	490
Other(e)	(6)	(13)	(107)	130
Income tax provision—non-GAAP items				(551)
Non-GAAP adjusted	$8,625	$2,900	$(377)	$11,656	$2.04

	Six Months Ended July 3, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$18,632	$5,642	$1,122	$17,769	$3.10
Amortization of intangible assets	—	—	—	1,657
Acquisition-related items(b)	8	(3)	(39)	269
Discontinued operations(c)	—	—	—	(24)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(42)	(208)	—	394
(Gains)/losses on equity securities	—	—	(1,237)	1,237
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(418)	418
Other(e)	(17)	(35)	(211)	273
Income tax provision—Non-GAAP items				(999)
Non-GAAP adjusted	$18,582	$5,396	$(783)	$20,993	$3.66

	Three Months Ended July 4, 2021
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$6,996	$2,923	$(1,343)	$5,563	$0.98
Amortization of intangible assets	—	(10)	—	928
Acquisition-related items	6	(1)	(37)	34
Discontinued operations(c)	—	—	—	346
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(37)	(96)	—	129
(Gains)/losses on equity securities	—	—	798	(798)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(6)	6
Other(e)	(16)	(39)	13	44
Income tax provision—non-GAAP items				(230)
Non-GAAP adjusted	$6,949	$2,778	$(576)	$6,023	$1.06

	Six Months Ended July 4, 2021
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$11,153	$5,700	$(2,347)	$10,440	$1.84
Amortization of intangible assets	—	(19)	(1)	1,798
Acquisition-related items	11	(1)	16	(27)
Discontinued operations(c)	—	—	—	337
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(55)	(160)	—	234
(Gains)/losses on equity securities	—	—	1,197	(1,197)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	33	(33)
Other(e)	(34)	(99)	(74)	211
Income tax provision—Non-GAAP items				(390)
Non-GAAP adjusted	$11,076	$5,421	$(1,177)	$11,375	$2.01

(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP reported income from continuing operations were: 13.7% and 13.4% in the three and six months ended July 3, 2022, respectively, and 16.2% and 15.3% in the three and six months ended July 4, 2021, respectively. See Note 5. Our effective tax rates on non-GAAP adjusted income were: 15.4% and 15.1% in the three and six months ended July 3, 2022, respectively, and 17.1% and 16.3% in the three and six months ended July 4, 2021, respectively.
(b)Acquisition-related items in the three and six months ended July 3, 2022 primarily represent integration and other costs for the acquisition of Arena in March 2022. See Note 2A.
(c)Relates to the previously divested Meridian subsidiary and post-closing adjustments for other previously divested businesses. See Note 2B.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)For the second quarter of 2022, the total Other (income)/deductions––net adjustment of $107 million primarily includes charges of $55 million mostly representing our equity-method accounting pro rata share of costs of preparing for separation from GSK recorded by the GSK Consumer Healthcare JV, and charges of $19 million for certain legal matters. For the first six months of 2022, the total Other (income)/deductions––net adjustment of $211 million primarily includes charges for certain legal matters of $98 million and charges of $61 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by the GSK Consumer Healthcare JV. For the first six months of 2021, amounts in Selling, informational and administrative expenses of $99 million primarily include costs for consulting, legal, tax and advisory services associated with a non-recurring internal reorganization of legal entities. For the first six months of 2021, the total Other (income)/deductions––net adjustment of $74 million primarily includes charges of $81 million representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by the GSK Consumer Healthcare JV. The second quarter and first six months of 2022 and 2021 include insignificant reconciling amounts for Research and development expenses.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Six Months Ended
(MILLIONS)	July 3, 2022	July 4, 2021	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$14,717	$15,828
The change was driven primarily by (i) a decrease in the change in amounts due to BioNTech for the gross profit split for Comirnaty and a decrease in the change in deferred revenues (see Notes 8 and 13C), as well as (ii) the impact of timing of receipts and payments in the ordinary course of business, partially offset by (iii) higher net income adjusted for non-cash items, including an increase from non-cash unrealized losses on equity securities recognized in 2022, compared to unrealized gains recognized in 2021.

Investing activities from continuing operations	$(10,746)	$(9,880)
The change was driven mainly by $6.2 billion cash paid for the acquisition of Arena, net of cash acquired, a $3.0 billion increase in purchases of short-term investments with original maturities of greater than three months, a $2.6 billion increase in net purchases of short-term investments with original maturities of three months or less, and a $1.2 billion increase in purchases of long-term investments, partially offset by a $12.6 billion increase in redemptions of short-term investments with original maturities of greater than three months.

Financing activities from continuing operations	$(4,058)	$(5,364)
The change was driven mostly by $4.0 billion proceeds from short-term borrowings, largely reflecting the loan from the Consumer Healthcare JV (see Note 2C), and an $879 million net increase in proceeds from short-term borrowings with original maturities of three months or less, partially offset by $2.0 billion purchases of the Company’s common stock in 2022 and a $1.6 billion increase in repayments of long-term debt.

Cash Flows from Discontinued Operations
Cash flows from discontinued operations relate to previously divested businesses (see Note 2B).
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
Debt Capacity––Lines of Credit
As of July 3, 2022, we had access to a $7 billion committed U.S. revolving credit facility expiring in 2026, which may be used for general corporate purposes including to support our commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $527 million in lines of credit, of which $495 million expire within one year. Essentially all lines of credit were unused as of July 3, 2022.
Capital Allocation Framework
Our capital allocation framework is primarily devised to facilitate (i) the achievement of medical breakthroughs through R&D investments and business development activities and (ii) returning capital to shareholders through dividends and share repurchases. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2021 Form 10-K. In April 2022, our BOD declared a dividend of $0.40 per share, paid on June 10, 2022, to shareholders of record at the close of business on May 13, 2022. In June 2022, our BOD declared a dividend of $0.40 per share, payable on September 6, 2022, to shareholders of record at the close of business on July 29, 2022.
In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2.0 billion under our publicly announced share purchase plan. We did not purchase shares in the second quarter of 2022. See Note 12 in our 2021 Form 10-K and Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Item 2 for more information. At July 3, 2022, our remaining share-purchase authorization was approximately $3.3 billion.
In keeping with Pfizer’s transformation into a more focused, global leader in science-based innovative medicines and vaccines, we intend to exit our 32% ownership interest in Haleon in a disciplined manner, with the objective of maximizing value for our shareholders. See Note 2C.
Off-Balance Sheet Arrangements
For information about off-balance sheet arrangements, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2021 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.
In March 2022, in connection with GSK’s previously announced planned demerger, the Consumer Healthcare JV issued notes of $8.75 billion, €2.35 billion and £700 million with various maturities. GSK guaranteed the notes and we agreed to indemnify GSK for 32% of any amount payable by GSK. In conjunction with the completion of GSK’s demerger transactions in July 2022, GSK’s guarantee and our related indemnification of GSK’s guarantee were terminated. See Note 2C.
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

Recently Issued Accounting Standards, Not Adopted as of July 3, 2022
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
In June 2022, the FASB issued final guidance to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual sale restriction as a separate unit of account is not permitted.
	January 1, 2024, with early adoption permitted.	We are assessing the impact, but currently do not expect this new guidance to have a material impact on our consolidated financial statements.
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions and effects, including, among others, the expected benefits of the organizational changes to further transform our operations, including establishing a new commercial structure within Biopharma, our efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2022; the expected charges and/or costs in connection with the spin-off of the Upjohn Business and its combination with Mylan; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; and our planned capital spending.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2021 Form 10-K and within this MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in our 2021 Form 10-K or within this MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
Risks Related to Our Business, Industry and Operations, and Business Development
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and/or further analyses of existing pre-clinical or clinical data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations;
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
•uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our customers, suppliers and lenders and counterparties to our foreign-exchange and interest-rate agreements of challenging global economic conditions, such as inflation, and recent and possible future changes in global financial markets;
•any changes in business, political and economic conditions due to actual or threatened terrorist activity, geopolitical instability, civil unrest or military action;
•the impact of product recalls, withdrawals and other unusual items, including uncertainties related to regulator-directed risk evaluations and assessments, including our ongoing evaluation of our product portfolio for the potential presence or formation of nitrosamines;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as the impact of political unrest or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and the continued economic consequences, unstable governments and legal systems and inter-governmental disputes;
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

•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•our ability to protect our patents and other intellectual property, such as against claims of invalidity that could result in LOE, including challenges faced by our collaboration or licensing partners to the validity of their patent rights, asserted and/or unasserted intellectual property claims and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products, including our vaccine to help prevent COVID-19 and our oral COVID-19 treatment.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
April 4 through May 1, 2022	22,946	$52.51	—	$3,292,882,444
May 2 through May 29, 2022	50,629	$49.77	—	$3,292,882,444
May 30 through July 3, 2022	77,399	$52.00	—	$3,292,882,444
Total	150,974	$51.33	—
(a)Represents (i) 149,013 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 1,961 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within the MD&A of this Form 10-Q and Note 12 in our 2021 Form 10-K.

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

Pfizer Inc.
(Registrant)

Dated:	August 10, 2022	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)