Form 10-Q
period 2022-10-02
PFIZER INC
filed 2022-11-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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

At November 4, 2022, 5,613,314,537 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 28, 2022 and August 29, 2021, and for U.S. subsidiaries is as of and for the three and nine months ended October 2, 2022 and October 3, 2021. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2021 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
Arvinas	Arvinas, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CGRP	calcitonin gene-related peptide
CMA	conditional marketing authorisation
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine, the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), the Comirnaty Original/Omicron BA.1 Vaccine, and Comirnaty Original/Omicron BA.4/BA.5 Vaccine

Cond. J-NDA	Conditional Japan New Drug Application
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Australia, Canada, South Korea and New Zealand
Developed Rest of World	Includes the following markets: Japan, Australia, Canada, South Korea and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Central Europe, Eastern Europe, the Middle East, Africa and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2022
GAAP	Generally Accepted Accounting Principles
GIST	gastrointestinal stromal tumors
GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity

mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meridian	Meridian Medical Technologies, Inc.
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
Myovant	Myovant Sciences Ltd.
NDA	New Drug Application
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PRAC	Pharmacovigilance Risk Assessment Committee
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ReViral	ReViral Ltd.
SEC	U.S. Securities and Exchange Commission
sNDA	supplemental new drug application
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
WRDM	Worldwide Research, Development and Medical
YTD	Year-to-date or nine months ended
*Paxlovid and emergency uses of the Pfizer-BioNTech COVID-19 Vaccine or the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), have not been approved or licensed by the FDA. Paxlovid has not been approved, but has been authorized for emergency use by the FDA under an EUA, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high-risk for progression to severe COVID-19, including hospitalization or death. Emergency uses of the vaccines have been authorized by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months and older for the Pfizer-BioNTech COVID-19 Vaccine and 5 years and older for the Pfizer-BioNTech COVID-19 Vaccine, Bivalent. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the FFDCA unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenues	$22,638	$24,035	$76,040	$57,450
Costs and expenses:
Cost of sales(a)	6,063	9,932	24,696	21,085
Selling, informational and administrative expenses(a)	3,391	2,899	9,032	8,599
Research and development expenses(a)	2,696	2,681	7,813	6,914
Acquired in-process research and development expenses(b)	524	762	880	1,000
Amortization of intangible assets	822	968	2,478	2,743
Restructuring charges and certain acquisition-related costs	199	646	580	667
Other (income)/deductions––net	(59)	(1,696)	1,063	(4,043)
Income from continuing operations before provision/(benefit) for taxes on income	9,001	7,843	29,498	20,484
Provision/(benefit) for taxes on income	356	(328)	3,098	1,603
Income from continuing operations	8,645	8,171	26,400	18,881
Discontinued operations––net of tax	(21)	(13)	4	(248)
Net income before allocation to noncontrolling interests	8,623	8,159	26,404	18,633
Less: Net income attributable to noncontrolling interests	15	12	27	47
Net income attributable to Pfizer Inc. common shareholders	$8,608	$8,146	$26,378	$18,586

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.54	$1.45	$4.70	$3.37
Discontinued operations––net of tax	—	—	—	(0.04)
Net income attributable to Pfizer Inc. common shareholders	$1.54	$1.45	$4.71	$3.32

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.51	$1.43	$4.60	$3.31
Discontinued operations––net of tax	—	—	—	(0.04)
Net income attributable to Pfizer Inc. common shareholders	$1.51	$1.42	$4.60	$3.27

Weighted-average shares––basic	5,607	5,609	5,606	5,597
Weighted-average shares––diluted	5,718	5,725	5,729	5,688
(a)Exclusive of amortization of intangible assets.
(b)See Note 1D.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income before allocation to noncontrolling interests	$8,623	$8,159	$26,404	$18,633

Foreign currency translation adjustments, net	(918)	(866)	(2,549)	(366)
Unrealized holding gains/(losses) on derivative financial instruments, net	589	213	1,443	179
Reclassification adjustments for (gains)/losses included in net income(a)	(615)	48	(972)	286
	(26)	261	471	464
Unrealized holding gains/(losses) on available-for-sale securities, net	(777)	(266)	(1,397)	(128)
Reclassification adjustments for (gains)/losses included in net income(b)	606	9	1,094	(172)
	(171)	(257)	(303)	(300)
Reclassification adjustments related to amortization of prior service costs and other, net	(31)	(39)	(99)	(119)
Reclassification adjustments related to curtailments of prior service costs and other, net	2	(58)	(8)	(62)
	(29)	(97)	(107)	(181)
Other comprehensive income/(loss), before tax	(1,144)	(959)	(2,488)	(382)
Tax provision/(benefit) on other comprehensive income/(loss)	(33)	(65)	(149)	(44)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(1,111)	$(894)	$(2,339)	$(338)

Comprehensive income/(loss) before allocation to noncontrolling interests	$7,512	$7,265	$24,065	$18,296
Less: Comprehensive income/(loss) attributable to noncontrolling interests	10	9	16	48
Comprehensive income/(loss) attributable to Pfizer Inc.	$7,503	$7,256	$24,049	$18,248
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	October 2, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$1,298	$1,944
Short-term investments	34,825	29,125
Trade accounts receivable, less allowance for doubtful accounts: 2022—$474; 2021—$492	16,076	11,479
Inventories	9,513	9,059
Current tax assets	2,544	4,266
Other current assets	6,149	3,820
Total current assets	70,403	59,693
Equity-method investments	9,826	16,472
Long-term investments	4,062	5,054
Property, plant and equipment, less accumulated depreciation: 2022—$14,931; 2021—$15,074	15,441	14,882
Identifiable intangible assets	28,151	25,146
Goodwill	49,441	49,208
Noncurrent deferred tax assets and other noncurrent tax assets	7,136	3,341
Other noncurrent assets	10,890	7,679
Total assets	$195,350	$181,476

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2022—$2,566; 2021—$1,636	$4,040	$2,241
Trade accounts payable	6,267	5,578
Dividends payable	2,245	2,249
Income taxes payable	3,071	1,266
Accrued compensation and related items	2,852	3,332
Deferred revenues	6,191	3,067
Other current liabilities	19,647	24,939
Total current liabilities	44,314	42,671
Long-term debt	32,629	36,195
Pension benefit obligations	2,738	3,489
Postretirement benefit obligations	222	235
Noncurrent deferred tax liabilities	616	349
Other taxes payable	9,701	11,331
Other noncurrent liabilities	12,239	9,743
Total liabilities	102,459	104,013

Commitments and Contingencies

Common stock	476	473
Additional paid-in capital	91,359	90,591
Treasury stock	(113,945)	(111,361)
Retained earnings	122,967	103,394
Accumulated other comprehensive loss	(8,225)	(5,897)
Total Pfizer Inc. shareholders’ equity	92,631	77,201
Equity attributable to noncontrolling interests	259	262
Total equity	92,891	77,462
Total liabilities and equity	$195,350	$181,476
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, July 3, 2022	9,496	$476	$91,183	(3,903)	$(113,939)	$116,608	$(7,119)	$87,208	$261	$87,469
Net income						8,608		8,608	15	8,623
Other comprehensive income/(loss), net of tax							(1,106)	(1,106)	(5)	(1,111)
Cash dividends declared, per share: $0.40
Common stock						(2,245)		(2,245)		(2,245)
Noncontrolling interests								—	(7)	(7)
Share-based payment transactions	20	—	172	—	(6)	(5)		161		161
Purchases of common stock				—	—			—		—
Other			4	—	—	—		4	(4)	—
Balance, October 2, 2022	9,515	$476	$91,359	(3,903)	$(113,945)	$122,967	$(8,225)	$92,631	$259	$92,891

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, July 4, 2021	9,450	$472	$89,336	(3,851)	$(111,356)	$96,346	$(4,758)	$70,042	$273	$70,315
Net income						8,146		8,146	12	8,159
Other comprehensive income/(loss), net of tax							(891)	(891)	(3)	(894)
Cash dividends declared, per share: $0.39
Common stock						(2,192)		(2,192)		(2,192)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	13	1	637	—	(3)	(1)		634		634
Purchases of common stock				—	—			—		—
Other			—	—	—	(47)		(47)	1	(46)
Balance, October 3, 2021	9,462	$473	$89,973	(3,851)	$(111,359)	$102,252	$(5,649)	$75,691	$275	$75,967

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income						26,378		26,378	27	26,404
Other comprehensive income/(loss), net of tax							(2,328)	(2,328)	(11)	(2,339)
Cash dividends declared, per share: $1.20
Common stock						(6,734)		(6,734)		(6,734)
Noncontrolling interests								—	(7)	(7)
Share-based payment transactions	45	2	760	(12)	(584)	(71)		108		108
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other			7	—	—	—		7	(11)	(4)
Balance, October 2, 2022	9,515	$476	$91,359	(3,903)	$(113,945)	$122,967	$(8,225)	$92,631	$259	$92,891

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2021	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income						18,586		18,586	47	18,633
Other comprehensive income/(loss), net of tax							(338)	(338)	—	(338)
Cash dividends declared, per share: $1.17
Common stock						(6,569)		(6,569)		(6,569)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	56	3	1,300	(11)	(371)	(77)		855		855
Purchases of common stock				—	—			—		—
Other			—	—	—	(81)		(81)	1	(79)
Balance, October 3, 2021	9,462	$473	$89,973	(3,851)	$(111,359)	$102,252	$(5,649)	$75,691	$275	$75,967
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021
Operating Activities
Net income before allocation to noncontrolling interests	$26,404	$18,633
Discontinued operations—net of tax	4	(248)
Net income from continuing operations before allocation to noncontrolling interests	26,400	18,881
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,545	3,856
Asset write-offs and impairments	287	93
Deferred taxes from continuing operations	(3,399)	(3,610)
Share-based compensation expense	508	686
Benefit plan contributions in excess of expense/income	(532)	(1,933)
Other adjustments, net	1,481	(1,848)
Other changes in assets and liabilities, net of acquisitions and divestitures	(7,605)	10,867
Net cash provided by operating activities from continuing operations	20,685	26,993
Net cash provided by/(used in) operating activities from discontinued operations	—	(327)
Net cash provided by operating activities	20,685	26,666

Investing Activities
Purchases of property, plant and equipment	(2,235)	(1,709)
Purchases of short-term investments	(29,701)	(26,280)
Proceeds from redemptions/sales of short-term investments	35,087	15,852
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(10,877)	(7,152)
Purchases of long-term investments	(1,627)	(861)
Proceeds from redemptions/sales of long-term investments	446	569
Acquisition of business, net of cash acquired	(6,225)	—
Dividends received from Haleon/GSK Consumer Healthcare JV (Note 2C)	3,960	—
Other investing activities, net	(200)	(370)
Net cash provided by/(used in) investing activities from continuing operations	(11,373)	(19,951)
Net cash provided by/(used in) investing activities from discontinued operations	—	(8)
Net cash provided by/(used in) investing activities	(11,373)	(19,960)

Financing Activities
Proceeds from short-term borrowings	3,887	—
Payments on short-term borrowings	(3,887)	(1)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	870	265
Proceeds from issuance of long-term debt	—	997
Payments on long-term debt	(1,609)	(1,001)
Purchases of common stock	(2,000)	—
Cash dividends paid	(6,738)	(6,540)
Other financing activities, net	(342)	(185)
Net cash provided by/(used in) financing activities	(9,819)	(6,465)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(139)	(32)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(646)	209
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,983	1,825
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,338	$2,034
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$4,919	$2,943
Interest paid	1,121	1,205
Interest rate hedges	28	(26)
Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$463	$1,552
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

Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 28, 2022 and August 29, 2021, and for U.S. subsidiaries is as of and for the three and nine months ended October 2, 2022 and October 3, 2021.
Beginning in the fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Beginning in the third quarter of 2022, we made several additional organizational changes to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product launches. These changes include establishing a new commercial structure within our Biopharma operating segment and realigning certain enabling and platform functions across the organization to ensure alignment with this new operating structure. Biopharma is the only reportable segment. See Note 17A in our 2021 Form 10-K and Notes 9B and 13A below.
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
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	October 2, 2022	December 31, 2021
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,133	$1,077
Other current liabilities:
Accrued rebates	3,991	3,811
Other accruals	418	528
Other noncurrent liabilities	497	433
Total accrued rebates and other sales-related accruals	$6,038	$5,850
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
During the three and nine months ended October 2, 2022 and October 3, 2021, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1H in our 2021 Form 10-K.

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
Note 2. Acquisitions, Discontinued Operations, Equity-Method Investment and Collaborative Arrangement
A. Acquisitions
ReViral––On June 9, 2022, which fell in our international third quarter of 2022, we acquired ReViral, a privately held, clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel antiviral therapeutics that target respiratory syncytial virus, for a total consideration of up to $536 million, including upfront payments of $436 million upon closing (including a base payment of $425 million plus working capital adjustments) and an additional $100 million contingent upon future development milestones.
We accounted for the transaction as an asset acquisition since the lead asset, sisunatovir, represented substantially all of the fair value of the gross assets acquired. At the acquisition date, we recorded a $426 million charge representing an acquired IPR&D asset with no alternative use in Acquired in-process research and development expenses, which is presented as a cash outflow from operating activities. Other assets acquired and liabilities assumed were not significant.

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
Arena’s portfolio includes development-stage therapeutic candidates in gastroenterology, dermatology, and cardiology, including etrasimod, an oral, selective sphingosine 1-phosphate (S1P) receptor modulator currently in development for a range of immuno-inflammatory diseases including UC, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis, and alopecia areata. In connection with this acquisition, we provisionally recorded: (i) $5.5 billion in Identifiable intangible assets, consisting of $5.0 billion of IPR&D and $460 million of indefinite-lived Licensing agreements and other, (ii) $1.0 billion of Goodwill and (iii) $505 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
B. Discontinued Operations
Meridian––On December 31, 2021, we completed the sale of our Meridian subsidiary. In the three and nine months ended October 2, 2022, the amounts recorded under the interim TSAs and MSA were not material.
Upjohn Separation and Combination with Mylan––On November 16, 2020, we completed the spin-off and the combination of the Upjohn Business with Mylan to form Viatris. In connection with this transaction, Pfizer and Viatris entered into various agreements to effect the separation and combination and to provide a framework for our relationship after the combination, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The amounts recorded under these agreements were not material to our consolidated results of operations in the three and nine months ended October 2, 2022 and October 3, 2021. Net amounts due from Viatris under the agreements were approximately $167 million as of October 2, 2022 and $53 million as of December 31, 2021. The cash flows associated with the agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in the first quarter of 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net.
Discontinued operations—net of tax for the three and nine months ended October 3, 2021 reflects pre-tax loss from discontinued operations of $17 million and $353 million, respectively, and primarily includes pre-disposal operations related to our former Meridian subsidiary including a $345 million pre-tax expense in the first nine months of 2021 to resolve a Multi-District Litigation relating to EpiPen against the Company in the U.S. District Court for the District of Kansas (prior to presenting Meridian as discontinued operations, this EpiPen litigation amount was included in Other (income)/deductions––net). For the three and nine months ended October 2, 2022, Discontinued operations—net of tax reflects pre-tax loss of $15 million and pre-tax income of $9 million from discontinued operations, respectively, and relates to post-closing adjustments for previously divested businesses primarily for tax and legal matters.
C. Equity-Method Investment
Haleon/Consumer Healthcare JV––On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operated globally under the GSK Consumer Healthcare name. In exchange for the contribution of our consumer healthcare business to the JV, we received a 32% equity stake in the new company and GSK owned the remaining 68%. On July 18, 2022, GSK completed a demerger of the Consumer Healthcare JV which became Haleon, an independent, publicly traded company listed on the London Stock Exchange that holds the joint Consumer Healthcare business of GSK and Pfizer following the demerger. We continue to own 32% of the ordinary shares of Haleon after the demerger. We continue to account for our interest in Haleon as an equity-method investment. The carrying value of our investment in Haleon as of October 2, 2022 and in the Consumer Healthcare JV as of December 31, 2021 is $9.6 billion and $16.3 billion, respectively, and is reported in Equity-method investments. The fair value of our investment in Haleon as of October 2, 2022, based on quoted market prices of Haleon stock, was $9.1 billion. Haleon/the Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2021 is primarily due to dividends totaling approximately $4.5 billion, of which cash flows of $4.0 billion are included in Net cash used in investing activities from continuing operations and $584 million are included in Net cash provided by operating activities from continuing operations, as well as $2.4 billion in pre-tax foreign currency translation adjustments (see Note 6), partially offset by our share of the JV’s earnings. We record our share of earnings from Haleon/the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of the JV’s earnings generated in the second quarter of 2022, which we recorded in our operating results in the third quarter of 2022, was $67 million. Our total share of the JV’s earnings generated in the fourth quarter of 2021 and first six months of 2022, which we recorded in our operating results in the first nine months of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2022, was $402 million. Our total share of the JV’s earnings generated in the second quarter of 2021, which we recorded in our operating results in the third quarter of 2021, was $106 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and first six months of 2021, which we recorded in our operating results in the first nine months of 2021, was $324 million. In the third quarter and first nine months of 2022, our equity-method income included in Other (income)/deductions––net also includes charges of $118 million and $119 million, respectively, primarily for adjustments to our equity-method basis differences related to the separation of Haleon/the GSK Consumer Healthcare JV from GSK. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of the JV was not material to our results of operations in the third quarter and first nine months of 2021. See Note 4.

Summarized financial information for our equity method investee, the Consumer Healthcare JV, for the three and nine months ending June 30, 2022, the most recent period available, and for the three and nine months ending June 30, 2021, is as follows:

	Three Months Ended		Nine Months Ended
(MILLIONS)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$3,218	$3,152	$10,164	$9,428
Cost of sales	(1,196)	(1,180)	(3,830)	(3,536)
Gross profit	$2,022	$1,972	$6,334	$5,892
Income from continuing operations	226	348	1,303	1,064
Net income	226	348	1,303	1,064
Income attributable to shareholders	210	330	1,256	1,012
In connection with GSK’s previously announced planned demerger of at least 80% of GSK’s 68% equity interest in the Consumer Healthcare JV, in March 2022 the Consumer Healthcare JV completed its offering of a total aggregate principal amount of $8.75 billion in U.S. dollar-denominated senior notes of various maturities, €2.35 billion in euro-denominated senior notes of various maturities and £700 million in U.K. pound-denominated senior notes of various maturities (collectively, the “notes”). The notes were guaranteed by GSK generally up to and excluding the date of the demerger (the “Guarantee Assumption Date”). We agreed to indemnify GSK for 32% (representing our pro rata equity interest in the Consumer Healthcare JV) of any amount payable by GSK pursuant to its guarantee of the notes. Our indemnity was provided solely for the benefit of GSK. Neither we nor any of our subsidiaries were an issuer or guarantor of any of the notes.
Following its issuance of the notes in March 2022, which fell in our international second quarter of 2022, the Consumer Healthcare JV loaned to us and GSK the net proceeds received from the notes on a pro rata equity ownership basis, for which we received a loan of £2.9 billion ($3.7 billion as of the end of our second quarter of 2022), at an interest rate of 1.365% per annum payable semi-annually in arrears. In conjunction with the demerger, we received £3.5 billion ($4.2 billion) in dividends from the JV in July 2022, of which $4.0 billion related to a one-time pre-separation dividend, which decreased the carrying value of our investment (as discussed above). Simultaneous with the receipt of the dividends, we repaid the £2.9 billion loan from the JV. GSK similarly received pro rata dividends and simultaneously repaid its pro rata loan from the JV. In conjunction with these transactions, our indemnification of GSK’s guarantee discussed above was terminated.
D. Collaborative Arrangement
Collaboration with Biohaven––In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Biohaven and certain of its subsidiaries to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S., subject to regulatory approval. Under the terms of the agreement, Biohaven would lead R&D globally and we would have the exclusive right to commercialization globally, outside of the U.S. Upon the closing of the transaction on January 4, 2022, we paid Biohaven $500 million, including an upfront payment of $150 million and an equity investment of $350 million. We recognized $263 million for the upfront payment and premium paid on our equity investment in Acquired in-process research and development expenses. In October 2022, within our fiscal fourth quarter of 2022, we acquired all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash, for payments of approximately $11.5 billion.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our Upjohn Business in the fourth quarter of 2020, Pfizer has transformed into a focused, global leader in science-based innovative medicines and vaccines. We continue our

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

efforts to ensure our cost base and support model align appropriately with our operating structure. While certain direct costs transferred to the Consumer Healthcare JV, and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. This program is primarily composed of the following three initiatives:
•We are taking steps to restructure our corporate enabling functions to appropriately support our business, R&D and PGS platform functions. We expect costs, primarily related to restructuring our corporate enabling functions, of $1.8 billion, to be incurred primarily from 2020 through 2022, with substantially all costs to be cash expenditures. Actions include, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs primarily include severance and benefit plan impacts, exit costs as well as associated implementation costs.
•In addition, we are transforming our commercial go-to market model in the way we engage patients and physicians. We have also made several organizational changes in the third quarter of 2022 to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product launches (see Note 1A). We expect costs of $1.4 billion to be incurred primarily from 2020 through 2022, with all costs to be cash expenditures. Actions include, among others, centralization of certain activities and enhanced use of digital technologies. The costs for this effort primarily include severance and associated implementation costs.
•We are also optimizing our manufacturing network under this program and incurring one-time costs for cost-reduction initiatives related to our manufacturing operations. We expect to incur costs of $800 million to be incurred primarily from 2020 through 2023, with approximately 25% of the costs to be non-cash. The costs for this effort include, among other things, severance costs, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
The program costs discussed above may be rounded and represent approximations.
From the start of this program in the fourth quarter of 2019 through October 2, 2022, we incurred costs of $2.8 billion, of which $1.1 billion ($862 million of restructuring charges) is associated with Biopharma.
B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Restructuring charges/(credits):
Employee terminations	$158	$630	$293	$649
Asset impairments	17	10	44	7
Exit costs/(credits)	2	3	31	—
Restructuring charges/(credits)(a)	177	643	368	656
Transaction costs(b)	—	—	42	—
Integration costs and other(c)	22	3	170	11
Restructuring charges and certain acquisition-related costs	199	646	580	667
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	—	(63)	(5)	(51)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	7	19	22	53
Selling, informational and administrative expenses	1	8	1	23
Total additional depreciation––asset restructuring	7	27	22	76
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	14	8	40	29
Selling, informational and administrative expenses	136	142	344	287
Research and development expenses	—	—	—	1
Total implementation costs	150	151	384	316
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$357	$760	$982	$1,008
(a)Primarily represents cost reduction initiatives. Restructuring charges/(credits) associated with Biopharma: charges of $62 million and $108 million for the three and nine months ended October 2, 2022, respectively, and charges of $616 million and $617 million for the three and nine months ended October 3, 2021, respectively.
(b)Represents external costs for banking, legal, accounting and other similar services.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the three and nine months ended October 2, 2022, integration costs and other were mostly related to our acquisition of Arena, including $138 million in payments to Arena employees in the first quarter of 2022 for the fair value of previously unvested long-term incentive awards. See Note 2A.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2021(a)	$1,014	$—	$57	$1,071
Provision	293	44	31	368
Utilization and other(b)	(447)	(44)	(80)	(572)
Balance, October 2, 2022(c)	$859	$—	$8	$867
(a)Included in Other current liabilities ($816 million) and Other noncurrent liabilities ($255 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($758 million) and Other noncurrent liabilities ($110 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Interest income	$(70)	$(10)	$(114)	$(21)
Interest expense	311	325	925	975
Net interest expense	240	315	811	954
Royalty-related income	(239)	(261)	(628)	(649)
Net (gains)/losses on asset disposals	7	(1)	6	(99)
Net (gains)/losses recognized during the period on equity securities(a)	112	(400)	1,353	(1,601)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(b)	(4)	(65)	(17)	(317)
Net periodic benefit costs/(credits) other than service costs	(306)	(1,132)	(294)	(1,635)
Certain legal matters, net	77	38	175	112
Certain asset impairments(c)	200	—	200	—
Haleon/Consumer Healthcare JV equity method (income)/loss(d)	51	(105)	(283)	(307)
Other, net	(198)	(84)	(260)	(502)
Other (income)/deductions––net	$(59)	$(1,696)	$1,063	$(4,043)
(a)The losses in the first nine months of 2022 include, among other things, unrealized losses of $974 million related to investments in BioNTech, Cerevel Therapeutics Holdings, Inc. (Cerevel) and Arvinas. The gains in the third quarter and first nine months of 2021 included, among other things, unrealized gains of $420 million and $1.5 billion, respectively, related to investments in BioNTech and Cerevel.
(b)The first nine months of 2021 included, among other things, $188 million of net collaboration income from BioNTech in the first quarter of 2021 related to Comirnaty.
(c)The amount in the third quarter and first nine months of 2022 represents an intangible asset impairment charge associated with our Biopharma segment, representing an IPR&D asset for the unapproved indication of symptomatic dilated cardiomyopathy (DCM) due to a mutation of the gene encoding the lamin A/C protein (LMNA), acquired in our Array BioPharma Inc. acquisition. The intangible asset impairment charge was a result of the Phase 3 trial reaching futility at a pre-planned interim analysis.
(d)See Note 2C.

Additional information about the intangible asset that was impaired during 2022 (impairment recorded in Other (income)/deductions–net) follows:
	Fair Value(a)				Nine Months Ended October 2, 2022
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible asset––IPR&D(b)	$—	$—	$—	$—	$200
(a)The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1F in our 2021 Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Reflects an intangible asset written down to fair value in 2022. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 4.0% for the third quarter of 2022, compared to (4.2)% for the third quarter of 2021, and was 10.5% for the first nine months of 2022, compared to 7.8% for the first nine months of 2021. The higher effective tax rates for the third quarter and first nine months of 2022, compared to the third quarter and first nine months of 2021, were mainly due to the non-recurrence of certain initiatives executed in the third quarter of 2021 associated with our investment in the Consumer Healthcare JV with GSK, partially offset by tax benefits in the third quarter of 2022 related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years that included the closing of U.S. IRS audits covering five tax years.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fourth annual installment of this liability was paid by its April 18, 2022 due date. The fifth annual installment is due April 18, 2023 and is reported in current Income taxes payable as of October 2, 2022. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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

The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. During the third quarter of 2022, Pfizer reached resolution of disputed issues at the IRS Independent Office of Appeals, thereby settling all issues related to U.S. tax returns of Pfizer for the years 2011-2015. With respect to Pfizer, tax years 2016-2018 are under audit. Tax years 2019-2022 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years in certain major international tax jurisdictions dating back to 2011.
For additional information, see Note 5D in our 2021 Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Foreign currency translation adjustments, net(a)	$20	$(32)	$(165)	$(30)
Unrealized holding gains/(losses) on derivative financial instruments, net	47	21	177	28
Reclassification adjustments for (gains)/losses included in net income	(72)	13	(97)	48
	(25)	34	80	76
Unrealized holding gains/(losses) on available-for-sale securities, net	(97)	(33)	(175)	(16)
Reclassification adjustments for (gains)/losses included in net income	76	1	137	(22)
	(21)	(32)	(38)	(37)
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(22)	(23)	(39)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(14)	(3)	(15)
	(8)	(36)	(26)	(54)
Tax provision/(benefit) on other comprehensive income/(loss)	$(33)	$(65)	$(149)	$(44)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2021	$(6,172)	$119	$(220)	$377	$(5,897)
Other comprehensive income/(loss)	(2,373)	391	(265)	(81)	(2,328)
Balance, October 2, 2022	$(8,545)	$509	$(485)	$296	$(8,225)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments include net losses related to our equity method investment in Haleon/the Consumer Healthcare JV (see Note 2C) and the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	October 2, 2022			December 31, 2021
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$12,154	$—	$12,154	$5,365	$—	$5,365

Available-for-sale debt securities:
Government and agency—non-U.S.	15,885	—	15,885	17,318	—	17,318
Government and agency—U.S.	2,931	—	2,931	4,050	—	4,050
Corporate and other	1,361	—	1,361	647	—	647
	20,176	—	20,176	22,014	—	22,014
Total short-term investments	32,330	—	32,330	27,379	—	27,379
Other current assets
Derivative assets:
Interest rate contracts	9	—	9	4	—	4
Foreign exchange contracts	1,950	—	1,950	704	—	704
Total other current assets	1,959	—	1,959	709	—	709
Long-term investments
Equity securities with readily determinable fair values(a)	2,972	2,960	12	3,876	3,849	27

Available-for-sale debt securities:
Government and agency—non-U.S.	285	—	285	465	—	465
Government and agency—U.S.	—	—	—	6	—	6
Corporate and other	73	—	73	50	—	50
	358	—	358	521	—	521
Total long-term investments	3,330	2,960	370	4,397	3,849	548
Other noncurrent assets
Derivative assets:
Interest rate contracts	—	—	—	16	—	16
Foreign exchange contracts	812	—	812	242	—	242
Total derivative assets	812	—	812	259	—	259
Insurance contracts(b)	631	—	631	808	—	808
Total other noncurrent assets	1,444	—	1,444	1,067	—	1,067
Total assets	$39,063	$2,960	$36,103	$33,552	$3,849	$29,703

Financial liabilities:
Other current liabilities
Derivative liabilities:
Foreign exchange contracts	$295	$—	$295	$476	$—	$476
Total other current liabilities	295	—	295	476	—	476
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	330	—	330	—	—	—
Foreign exchange contracts	1,153	—	1,153	405	—	405
Total other noncurrent liabilities	1,482	—	1,482	405	—	405
Total liabilities	$1,777	$—	$1,777	$881	$—	$881
(a)Long-term equity securities of $139 million as of October 2, 2022 and $194 million as of December 31, 2021 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $33 billion as of October 2, 2022 and $36 billion as of December 31, 2021. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $29 billion as of October 2, 2022 and $42 billion as of December 31, 2021.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of October 2, 2022 and December 31, 2021. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	October 2, 2022	December 31, 2021
Short-term investments
Equity securities with readily determinable fair values(a)	$12,154	$5,365
Available-for-sale debt securities	20,176	22,014
Held-to-maturity debt securities	2,495	1,746
Total Short-term investments	$34,825	$29,125

Long-term investments
Equity securities with readily determinable fair values(b)	$2,972	$3,876
Available-for-sale debt securities	358	521
Held-to-maturity debt securities	36	34
Private equity securities at cost(b)	696	623
Total Long-term investments	$4,062	$5,054
Equity-method investments	9,826	16,472
Total long-term investments and equity-method investments	$13,888	$21,526
Held-to-maturity cash equivalents	$969	$268
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At October 2, 2022, our investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:

	October 2, 2022							December 31, 2021
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$16,711	$26	$(567)	$16,169	$15,885	$285	$—	$18,032	$13	$(263)	$17,783
Government and agency––U.S.	2,932	—	(1)	2,931	2,931	—	—	4,056	—	(1)	4,055
Corporate and other	1,446	—	(12)	1,434	1,361	73	—	698	—	(1)	697
Held-to-maturity debt securities
Time deposits and other	1,557	—	—	1,557	1,525	20	12	947	—	—	947
Government and agency––non-U.S.	1,943	—	—	1,943	1,939	3	1	1,102	—	—	1,102
Total debt securities	$24,589	$26	$(580)	$24,034	$23,641	$381	$13	$24,835	$14	$(265)	$24,584
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net (gains)/losses recognized during the period on equity securities(a)	$112	$(400)	$1,353	$(1,601)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(5)	(78)	(84)	(83)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$116	$(322)	$1,436	$(1,518)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of October 2, 2022, there were cumulative impairments and downward adjustments of $148 million and upward adjustments of $201 million. Impairments, downward and upward adjustments were not significant in the third quarter and first nine months of 2022 and 2021.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	October 2, 2022	December 31, 2021
Current portion of long-term debt, principal amount	$2,550	$1,636
Other short-term borrowings, principal amount(a)	1,474	605
Total short-term borrowings, principal amount	4,024	2,241
Net fair value adjustments related to hedging and purchase accounting	16	—
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$4,040	$2,241
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	October 2, 2022	December 31, 2021
Total long-term debt, principal amount	$31,831	$34,948
Net fair value adjustments related to hedging and purchase accounting	976	1,438
Net unamortized discounts, premiums and debt issuance costs	(178)	(195)
Other long-term debt	—	4
Total long-term debt, carried at historical proceeds, as adjusted	$32,629	$36,195
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts (including those reported as part of discontinued operations):
	October 2, 2022			December 31, 2021
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$33,274	$2,479	$1,175	$29,576	$787	$717
Interest rate contracts	2,250	9	330	2,250	21	—
		2,488	1,505		808	717
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$26,426	283	273	$21,419	160	164
Total		$2,771	$1,777		$968	$881
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.5 billion as of October 2, 2022 and $4.8 billion as of December 31, 2021.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures (including those reported as part of discontinued operations):
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$528	$204	$558	$(59)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	61	10	57	10
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(124)	(5)	—	—	—	—
Hedged item	124	5	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	680	177	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	78	19	32	26
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	—	25	—	—
Foreign currency long-term debt	—	—	49	19	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(420)	(74)	—	—	—	—
All other net(c)	—	—	—	—	—	—
	$(420)	$(74)	$1,396	$453	$647	$(21)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$1,339	$147	$872	$(314)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	105	31	100	28
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(346)	(6)	—	—	—	—
Hedged item	346	6	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	1,613	332	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	63	54	95	82
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	26	52	—	—
Foreign currency long-term debt	—	—	119	66	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(832)	(97)	—	—	—	—
All other net(c)	—	—	—	1	—	1
	$(832)	$(97)	$3,264	$683	$1,068	$(204)
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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $125 million in the third quarter of 2022;
•a net gain of $227 million in the first nine months of 2022;
•a net loss of $18 million in the third quarter of 2021; and
•a net loss of $94 million in the first nine months of 2021.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $1 billion within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 21 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings, which are used in net investment hedges. The related short-term borrowings’ carrying value as of December 31, 2021 was $1.1 billion. The related long-term debt carrying values as of October 2, 2022 and December 31, 2021 were $726 million and $844 million, respectively.

The following summarizes cumulative basis adjustments to our debt in fair value hedges:
	October 2, 2022			December 31, 2021
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$16	$—	$—	$—
Long-term debt	$2,235	$(330)	$1,061	$2,233	$16	$1,154
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
As of October 2, 2022, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by Germany, the U.S., the Netherlands, Japan, the U.K., France, and Canada, as well as money market funds primarily invested in U.S. Treasury and government debt.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of October 2, 2022, the aggregate fair value of these derivative financial instruments that are in a net payable position was $595 million, for which we have posted collateral of $612 million with a corresponding amount reported in Short-term investments. As of October 2, 2022, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $1.5 billion, for which we have received collateral of $1.5 billion with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	October 2, 2022	December 31, 2021
Finished goods	$3,159	$3,641
Work-in-process	4,540	4,424
Raw materials and supplies	1,813	994
Inventories(a)	$9,513	$9,059
Noncurrent inventories not included above(b)	$3,327	$939
(a)The increase from December 31, 2021 primarily reflects higher inventory levels for Paxlovid, partially offset by decreases due to net supply recovery and inventory build, and market demand.
(b)Included in Other noncurrent assets. The increase from December 31, 2021 is primarily due to strategic inventory build related to Paxlovid. There are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $4.5 billion as of October 2, 2022 and $9.7 billion as of December 31, 2021.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	October 2, 2022			December 31, 2021
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$72,818	$(55,309)	$17,509	$73,346	$(53,732)	$19,614
Brands	922	(832)	90	922	(807)	115
Licensing agreements and other	2,296	(1,373)	923	2,284	(1,299)	985
	76,036	(57,514)	18,522	76,552	(55,838)	20,714
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(a)	7,829		7,829	3,092		3,092
Licensing agreements and other(a)	972		972	513		513
	9,629		9,629	4,432		4,432
Identifiable intangible assets(a), (b)	$85,665	$(57,514)	$28,151	$80,984	$(55,838)	$25,146
(a)The increase in the gross carrying amounts mainly reflect the impact of the acquisition of Arena (see Note 2A), and for IPR&D, is partially offset by an impairment (see Note 4).
(b)The increase is primarily due to the acquisition of Arena, partially offset by amortization expense.
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2022	$49,208
Additions(b)	1,029
Other(c)	(797)
Balance, October 2, 2022	$49,441
(a)All goodwill is assigned within the Biopharma reportable segment. As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the third quarter of 2022 (see Note 1A), our goodwill is required to be reallocated amongst impacted reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. Therefore, we have not yet completed the allocation, but it will be completed in the current year.
(b)Additions relate to our acquisition of Arena. See Note 2A.
(c)Other represents the impact of foreign exchange.
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021
Service cost	$—	$—	$29	$32	$7	$9
Interest cost	151	114	38	37	7	7
Expected return on plan assets	(195)	(261)	(72)	(83)	(12)	(10)
Amortization of prior service cost/(credit)	—	—	—	—	(31)	(39)
Actuarial (gains)/losses(a)	(193)	(836)	—	—	—	—
Curtailments	—	—	—	—	(1)	(64)
Special termination benefits	1	—	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$(235)	$(983)	$(6)	$(14)	$(30)	$(96)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Plans
	U.S.		International		Postretirement Plans
	Nine Months Ended
(MILLIONS)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021
Service cost	$—	$—	$89	$98	$22	$27
Interest cost	387	341	121	110	21	22
Expected return on plan assets	(685)	(782)	(229)	(246)	(35)	(29)
Amortization of prior service credits	1	(1)	(1)	(1)	(99)	(116)
Actuarial (gains)/losses(a)	231	(881)	—	—	—	—
Curtailments	—	—	—	(1)	(14)	(64)
Special termination benefits	8	12	—	—	1	1
Net periodic benefit cost/(credit) reported in income	$(57)	$(1,312)	$(20)	$(40)	$(106)	$(160)
(a)The third quarter of 2022 mainly reflects interim actuarial remeasurement gains, primarily driven by an increase in the discount rate, partially offset by unfavorable plan asset performance. The first nine months of 2022 mainly reflects interim actuarial remeasurement losses, primarily driven by unfavorable plan asset performance, partially offset by gains due to an increase in the discount rate. In the third quarter and first nine months of 2021, mainly reflects interim actuarial remeasurement gains, primarily due to favorable plan asset performance and an increase in the discount rate.
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the nine months ended October 2, 2022, we contributed $207 million, $127 million, and $16 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.
Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc. common shareholders	$8,630	$8,159	$26,373	$18,834
Discontinued operations––net of tax	(21)	(13)	4	(248)
Net income attributable to Pfizer Inc. common shareholders	$8,608	$8,146	$26,378	$18,586
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$8,630	$8,159	$26,373	$18,834
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(21)	(13)	4	(248)
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$8,608	$8,146	$26,378	$18,586
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,607	5,609	5,606	5,597
Common-share equivalents: stock options and stock issuable under employee compensation plans	111	116	124	91
Weighted-average number of common shares outstanding––Diluted	5,718	5,725	5,729	5,688
Anti-dilutive common stock equivalents(a)	3	—	1	3
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents, including but not limited to, those discussed below. Most involve claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. In November 2022, BMS received permission to appeal the High Court’s decision. Additional challenges remain pending in other jurisdictions. Also, for example, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. In addition, in October 2022, Accord Healthcare Ltd. brought suit in the U.K. against the Regents of the University of California challenging the validity of the U.K. patent covering the active ingredient in Xtandi, which expires in 2028. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
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
In June 2022, we brought a separate patent infringement action against MSN Laboratories Private Ltd. (MSN) asserting the infringement and validity of our compound patent covering the active agreement that was challenged by MSN in its ANDAs seeking approval to market generic versions of tofacitinib immediate release tablets (5 mg, 10 mg) and oral solution 1 mg/mL. In August 2022, we settled our action against MSN on terms not material to us.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ibrance (palbociclib)
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. The generic companies are challenging some or all of the following patents: (i) the composition of matter patent expiring in 2027; (ii) the composition of matter patent expiring in 2023; (iii) the method of use patent expiring in 2023; (iv) the crystalline form patent expiring in 2034; and (v) a tablet formulation patent expiring in 2036. We brought patent infringement actions against each of the generic filers in various U.S. federal courts, asserting the validity and infringement of the patents challenged by the generic companies. We have settled with one of these generic companies on terms not material to us, and we dismissed the patent infringement actions relating to the crystalline form of patent, the composition of matter patent expiring in 2023, the method of use patent, and the tablet formulation patent against the generic companies that had challenged these patents. The composition of matter patent expiring in 2027 remains in suit.
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
Braftovi (encorafenib)
In August 2022, a generic company notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Braftovi. The company asserts the invalidity and non-infringement of, among others, a method of use patent expiring in 2033. In September 2022, we brought a patent infringement action against the generic company in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the method of use patent expiring in 2033.
Mektovi (binimetinib)
Beginning in August 2022, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Mektovi. The companies assert the invalidity and non-infringement of two method of use patents expiring in 2030, a method of use patent expiring in 2031, two method of use patents expiring in 2033, and a product by process patent expiring in 2033. Beginning in September 2022, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of all six patents.
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
In August 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued Pfizer, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents. In its complaint, Moderna stated that it is seeking damages for alleged infringement occurring only after March 7, 2022.
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K and in the Netherlands against Pfizer Inc. and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two patents. In its complaints, Moderna stated that it is seeking damages for alleged infringement occurring only after March 7, 2022. In the U.K., Pfizer and BioNTech have brought an action against ModernaTX seeking to revoke these European patents.
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
Comirnaty
In July 2022, Pfizer, BioNTech and BioNTech Manufacturing GmbH filed a declaratory judgment complaint against CureVac in the U.S. District Court for the District of Massachusetts seeking a judgment of non-infringement for the following three patents relating to Comirnaty: U.S. Patent Nos. 11,135,312, 11,149,278, and 11,241,493. Outside of the U.S., in the U.K., Pfizer and BioNTech have sued CureVac seeking a judgment of invalidity of several patents and CureVac has made certain infringement counterclaims.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Docetaxel
•Personal Injury Actions
A number of lawsuits have been filed against Hospira and Pfizer in various federal and state courts alleging that plaintiffs who were treated with Docetaxel developed permanent hair loss. The significant majority of the cases also name other defendants, including the manufacturer of the branded product, Taxotere. Plaintiffs seek compensatory and punitive damages. Additional lawsuits have been filed in which plaintiffs allege they developed blocked tear ducts following their treatment with Docetaxel.
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Eastern District of Louisiana. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Eastern District of Louisiana.

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
Zantac
A number of lawsuits have been filed against Pfizer in various federal and state courts alleging that plaintiffs developed various types of cancer, or face an increased risk of developing cancer, purportedly as a result of the ingestion of Zantac. The significant majority of these cases also name other defendants that have historically manufactured and/or sold Zantac. Pfizer has not sold Zantac since 2006, and only sold an OTC version of the product. In 2006, Pfizer sold the consumer business that included its Zantac OTC rights to Johnson & Johnson and transferred the assets and liabilities related to Zantac OTC to Johnson & Johnson in connection with the sale. Plaintiffs in these cases seek compensatory and punitive damages.

In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a Multi-District Litigation in the U.S. District Court for the Southern District of Florida. Plaintiffs in the Multi-District Litigation have filed against Pfizer and many other defendants a master personal injury complaint, asserting a consolidated consumer class action alleging, among other things, claims under consumer protection statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. In addition, (i) Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state courts, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court. Coordinated proceedings have also been created in other state courts.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Environmental Matters
In 2009, as part of our acquisition of Wyeth, we assumed responsibility for environmental remediation at the Wyeth Holdings LLC (formerly known as, Wyeth Holdings Corporation and American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. Since that time, we have executed or have become a party to a number of administrative settlement agreements, orders on consent, and/or judicial consent decrees, with the U.S. Environmental Protection Agency and/or New Jersey Department of Environmental Protection to perform remedial design, removal and remedial actions, and related environmental remediation activities at the Bound Brook facility. We have accrued for the currently estimated costs of these activities.
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
Subpoena & Civil Investigative Demand relating to Tris Pharma/Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We responded to that subpoena in full and have had no communication with the SDNY in connection with the subpoena since June 2019. Additionally, in September 2020, we received a Civil Investigative Demand (CID) from the Texas Attorney General’s office seeking records of a similar nature to those requested by the SDNY. We are producing records in response to this request.
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a CID from the U.S. Attorney’s Office for the SDNY. The CID seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at the Meridian site. In August 2019, we received a HIPAA subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri seeking similar records and information. We are producing records in response to these requests.
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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice's Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID relating to Biohaven. The CID seeks records and information related to, among other things, engagements with health care professionals and co-pay coupons cards. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We are producing records in response to these requests.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2022, the estimated fair value of these indemnification obligations is not material to Pfizer. See Note 2C for a description of the March 2022 indemnity provided by Pfizer to GSK in connection with the issuance of notes by the Consumer Healthcare JV. In conjunction with the completion of GSK’s demerger transactions in July 2022, GSK’s guarantee and our related indemnification of GSK’s guarantee were terminated.
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
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through two operating segments, Biopharma and PC1, which are each led by a single manager. Biopharma is the only reportable segment. Each operating segment has responsibility for its commercial activities. Regional commercial organizations market, distribute and sell our products and are supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products and global corporate enabling functions. Biopharma receives its R&D services from WRDM and GPD. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each operating segment has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation.
After the organizational changes in the third quarter of 2022 (see Note 1A), the new commercial structure within Biopharma is designed to better support and optimize performance across three broad therapeutic areas:
•Primary Care consists of the former Internal Medicine and Vaccines product portfolios, as well as COVID-19 products and potential future mRNA products.
•Specialty Care consists of the former Inflammation & Immunology, Rare Disease and Hospital (excluding Paxlovid) product portfolios.
•Oncology consists of the former Oncology product portfolio.
Other Costs and Business Activities––Certain pre-tax costs are not allocated to our operating segment results, such as costs included in Other business activities that are associated with: (i) R&D and medical expenses managed by our WRDM and GPD organizations; (ii) corporate enabling functions and other corporate costs; (iii) overhead costs primarily associated with our manufacturing operations; and (iv) our share of earnings from Haleon/the Consumer Healthcare JV. Additionally, all amortization of intangible assets, acquisition-related items, and certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, are not allocated to our operating segment results. Beginning in the first quarter of 2022, acquisition-related items may now include purchase accounting impacts that previously were included as part of a reconciling item entitled “Purchase accounting adjustments” that we no longer separately present, such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration. The operating results of PC1 are included in Other business activities.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

segment and, accordingly, we do not report asset information by operating segment. Total assets were $195 billion as of October 2, 2022 and $181 billion as of December 31, 2021.
Selected Income Statement Information

The following provides selected income statement information by reportable segment:
	Three Months Ended				Nine Months Ended
	Revenues		Earnings(a)		Revenues		Earnings(a)
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Reportable Segment:
Biopharma	$22,319	$23,513	$14,665	$11,848	$75,066	$56,101	$45,222	$29,952
Other business activities(b)	319	521	(4,007)	(3,303)	974	1,348	(9,820)	(7,778)
Reconciling Items:
Amortization of intangible assets	—	—	(822)	(980)	—	—	(2,478)	(2,778)
Acquisition-related items	—	—	(62)	(41)	—	—	(331)	(14)
Certain significant items(c)	—	—	(773)	318	—	—	(3,095)	1,102
	$22,638	$24,035	$9,001	$7,843	$76,040	$57,450	$29,498	$20,484
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $112 million in the third quarter of 2022 and $38 million in the third quarter of 2021, and $237 million in the first nine months of 2022 and $127 million in the first nine months of 2021. In connection with the organizational changes effective in the third quarter of 2022, certain functions transferred between Biopharma and corporate enabling functions and certain activities were realigned within the GPD organization. We have reclassified $105 million of costs for the first six months of 2022, $57 million of costs in the third quarter of 2021 and $153 million of costs in the first nine months of 2021 from corporate enabling functions, which are included in Other business activities, to Biopharma to conform to the current period presentation.
(b)Other business activities include revenues and costs associated with PC1 and costs that we do not allocate to our operating segments, per above, including acquired IPR&D expenses in the periods presented. In the third quarter and first nine months of 2022, earnings include $426 million of acquired IPR&D expenses for an upfront payment related to the closing of the acquisition of ReViral, as well as a charge to Cost of sales of approximately $400 million related to excess raw materials for Paxlovid. Earnings in the first nine months of 2022 also include write-offs to Cost of sales of inventory, related to COVID-19 products that have exceeded or are expected to exceed their approved shelf-lives prior to being used, of $516 million. In the third quarter and first nine months of 2021, earnings include $706 million of acquired IPR&D expenses associated with our collaboration with Arvinas.
(c)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the first nine months of 2022 includes, among other items: (i) net losses on equity securities of $1.3 billion recorded in Other (income)/deductions––net and (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $701 million ($344 million recorded in Selling, informational and administrative expenses and the remaining amounts primarily recorded in Restructuring charges and certain acquisition-related costs). Earnings in the first nine months of 2021 includes, among other items: (i) net gains on equity securities of $1.6 billion recorded in Other (income)/deductions––net and (ii) actuarial valuation and other pension and postretirement plan gains of $932 million recorded in Other (income)/deductions––net, partially offset by (iii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.1 billion ($310 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). Earnings in the third quarter of 2021 includes, among other items: (i) actuarial valuation and other pension and postretirement plan gains of $899 million recorded in Other (income)/deductions––net, partially offset by (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $823 million ($150 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). For additional information, see Notes 3 and 4.
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
United States	$13,851	$7,020	97	$33,991	$22,066	54
Developed Europe	3,136	6,221	(50)	14,705	13,836	6
Developed Rest of World	2,351	4,498	(48)	10,671	8,617	24
Emerging Markets	3,300	6,296	(48)	16,673	12,930	29
Revenues	$22,638	$24,035	(6)	$76,040	$57,450	32
C. Other Revenue Information
Significant Customers––For information on our significant wholesale customers, see Note 17C in our 2021 Form 10-K. Additionally, revenues from the U.S. government represented 38% and 27% of total revenues for the three and nine months ended October 2, 2022, respectively, and primarily represent sales of Paxlovid and Comirnaty. Accounts receivable from the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

U.S. government represented 44% of total trade accounts receivable as of October 2, 2022, and primarily relate to sales of Paxlovid and Comirnaty.
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021
TOTAL REVENUES(a)		$22,638	$24,035	$76,040	$57,450
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a), (b)		$22,319	$23,513	$75,066	$56,101
Primary Care		$15,846	$16,680	$55,676	$35,804
Comirnaty direct sales and alliance revenues(c)	Active immunization to prevent COVID-19	4,402	12,977	26,477	24,277
Paxlovid	COVID-19 infection (high risk population)	7,514	—	17,099	—
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,464	1,346	5,001	4,470
Prevnar family(d)	Pneumococcal disease	1,607	1,447	4,601	3,971
Premarin family	Symptoms of menopause	110	148	327	420
Nimenrix	Meningococcal ACWY disease	79	51	221	145
BMP2	Development of bone and cartilage	58	71	201	186
FSME-IMMUN/TicoVac	Tick-borne encephalitis disease	67	47	177	161
Toviaz	Overactive bladder	30	56	130	174
Trumenba	Meningococcal B disease	60	52	108	102
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	4	7	8	409
All other Primary Care	Various	451	479	1,326	1,490
Specialty Care		$3,404	$3,749	$10,267	$11,205
Vyndaqel/Vyndamax	ATTR-CM and polyneuropathy	602	501	1,766	1,454
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	502	610	1,304	1,734
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	230	283	767	888
Sulperazon	Bacterial infections	178	181	598	515
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	131	172	403	485
Ig Portfolio(e)	Various	124	99	356	311
BeneFIX	Hemophilia B	99	104	325	328
Zavicefta	Bacterial infections	98	107	302	306
Genotropin	Replacement of human growth hormone	90	95	261	284
Zithromax	Bacterial infections	71	66	250	198
Medrol	Anti-inflammatory glucocorticoid	79	109	235	320
Fragmin	Treatment/prevention of venous thromboembolism	60	74	202	223
Somavert	Acromegaly	70	70	202	203
Refacto AF/Xyntha	Hemophilia A	58	69	188	235
Vfend	Fungal infections	51	51	171	204
All other Anti-infectives	Various	374	455	1,123	1,384
All other Specialty Care	Various	586	702	1,816	2,134
Oncology		$3,070	$3,085	$9,124	$9,091
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,283	1,381	3,841	4,039
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	320	309	878	879
Inlyta	Advanced RCC	252	256	760	742
Zirabev	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	146	96	432	311
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	141	136	425	395
Xalkori	ALK-positive and ROS1-positive advanced NSCLC	118	116	362	371
Ruxience	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	120	124	357	343

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021
Retacrit	Anemia	87	110	308	322
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory GIST (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	75	142	287	537
Lorbrena	ALK-positive metastatic NSCLC	99	67	247	193
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	73	54	198	122
Aromasin	Post-menopausal early and advanced breast cancer	66	56	187	159
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	55	50	164	145
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab)(f), for the treatment of BRAFV600E -mutant mCRC after prior therapy	58	47	156	136
Trazimera	HER-positive breast cancer and metastatic stomach cancers	51	45	149	131
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	45	41	129	112
All other Oncology	Various	80	53	243	155
PFIZER CENTREONE(b)		$319	$521	$974	$1,348

Total Alliance revenues included above		$1,689	$2,068	$6,320	$5,718
(a)On December 31, 2021, we completed the sale of our Meridian subsidiary. Prior to its sale, Meridian was managed as part of the former Hospital therapeutic area (see footnote (b) below). Beginning in the fourth quarter of 2021, the financial results of Meridian are reflected as discontinued operations. See Note 1A.
(b)See Note 1A for information about our recent organizational changes. PC1 includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($7 million and $108 million for the third quarter and the first nine months of 2022, respectively, and $187 million and $274 million for the third quarter and the first nine months of 2021, respectively), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, transitional manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business. Prior to the fourth quarter of 2021, PC1 was managed within our former Hospital product portfolio.
(c)Excludes revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization.
(d)Prevnar family include revenues from Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20/Apexxnar (adult).
(e)Immunoglobulin (Ig) portfolio includes the revenues from Panzyga, Octagam and Cutaquig.
(f)Erbitux® is a registered trademark of ImClone LLC.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $22 billion as of October 2, 2022, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, we expect to recognize revenue of approximately $9 billion in 2022, $13 billion in 2023 and $200 million in 2024. Remaining performance obligations are based on foreign exchange rates as of the end of the third quarter of 2022 and exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers in international markets for supply of Comirnaty and Paxlovid. The deferred revenues related to Comirnaty and Paxlovid total $6.2 billion as of October 2, 2022, with $6.1 billion and $126 million recorded in current and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty total $3.3 billion as of December 31, 2021, with $3.0 billion and $249 million recorded in current liabilities and noncurrent liabilities, respectively. There were no deferred revenues associated with Paxlovid as of December 31, 2021. The increase in Comirnaty and Paxlovid deferred revenues during the first nine months of 2022 was primarily the result of additional advance payments received as we entered into new or amended contracts, including new advance payments received for Paxlovid contracts, less amounts recognized in Revenues as we delivered the products to our customers and the impact of foreign exchange. During the third quarter and first nine months of 2022, we recognized revenue of $68 million and $2.5 billion, respectively, that was included in the balance of Comirnaty deferred revenues as of December 31, 2021. The Comirnaty and Paxlovid deferred revenues as of October 2, 2022 will be recognized in Revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in the last three months of 2023 and in the first quarter of 2024. Deferred revenues associated with contracts for other products were not significant as of October 2, 2022 or December 31, 2021.

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
Our Business and Strategy––We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. Beginning in the fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a global structure consisting of two operating segments: Biopharma and PC1. Beginning in the third quarter of 2022, we made several additional organizational changes to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product launches. Biopharma is the only reportable segment. See Note 1A. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 85% has been incurred since inception and through the third quarter of 2022. These charges include costs and expenses related to separation of legal entities and transaction costs.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2021 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. Our significant recent business development activities include the transactions discussed in Note 2 and the following:
Acquisition of Global Blood Therapeutics, Inc. (GBT)––On October 5, 2022, we acquired GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease, for $68.50 per share, in cash, for payments of approximately $5.3 billion, net of cash acquired, plus repayment of third-party debt of $331 million.
Acquisition of Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT (rimegepant), an innovative dual-acting migraine therapy approved for both acute treatment and episodic prevention of migraine in adults. The transaction includes the acquisition of Biohaven’s CGRP programs, including rimegepant, zavegepant and a portfolio of five pre-clinical CGRP assets. Under the terms of the agreement, we acquired all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash, for payments of approximately $11.5 billion, plus repayment of third-party debt of $863 million and redemption of Biohaven’s redeemable preferred stock for $495 million. Effective immediately prior to the closing of the acquisition, Biohaven completed the spin-off of Biohaven Ltd. (NYSE: BHVN), distributing Biohaven Ltd.’s shares to Biohaven shareholders. Biohaven Ltd. is a new publicly traded company that retained Biohaven’s non-CGRP development stage pipeline compounds. Pfizer, a Biohaven shareholder, received a pro rata portion of Biohaven Ltd.’s shares in the distribution and currently owns approximately 1.5% of Biohaven Ltd.
This acquisition follows on the November 2021 collaboration for the commercialization of rimegepant and zavegepant outside the U.S., in connection with which Pfizer acquired 2.6% of Biohaven’s common stock (see Note 2D). Biohaven Ltd. will also have the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the U.S. in excess of $5.25 billion.
For a description of the more significant recent transactions through February 24, 2022, the filing date of our 2021 Form 10-K, see Note 2 in our 2021 Form 10-K.
Our Third Quarter 2022 and First Nine Months of 2022 Performance
Revenues––Revenues decreased $1.4 billion, or 6%, in the third quarter of 2022 to $22.6 billion from $24.0 billion in the third quarter of 2021, reflecting an operational decrease of $441 million, or 2%, as well as an unfavorable impact of foreign exchange of $957 million, or 4%. The operational decrease was primarily driven by a decline in Comirnaty, partially offset by growth from Paxlovid. Revenues increased $18.6 billion, or 32%, in the first nine months of 2022 to $76.0 billion from $57.4 billion in the first nine months of 2021, reflecting an operational increase of $21.6 billion, or 38%, as well as an unfavorable impact of foreign exchange of $3.0 billion, or 5%. The operational increase was primarily driven by growth from Paxlovid and Comirnaty.
Excluding the impact of Paxlovid and Comirnaty, revenues increased 2% operationally in both the third quarter and first nine months of 2022, reflecting strong growth in Eliquis, the Prevnar family and Vyndaqel/Vyndamax, partially offset by declines in

Xeljanz, Sutent and certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization. Revenues in the first nine months of 2022 were also negatively impacted by declines in Chantix/Champix.
See the Analysis of the Condensed Consolidated Statements of Income––Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. For information regarding the primary indications or class of certain products, see Note 13C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The increase in Income from continuing operations before provision/(benefit) for taxes on income of $1.2 billion in the third quarter of 2022, compared to the same period in 2021, was primarily attributable to decreases in Cost of sales and Restructuring charges and certain acquisition-related costs, partially offset by: (i) lower revenues; (ii) lower net periodic benefit credits associated with pension and other postretirement plans; (iii) net losses on equity securities in the third quarter of 2022 versus net gains on equity securities in the third quarter of 2021 and (iv) an increase in Selling, informational and administrative expenses.
The increase in Income from continuing operations before provision/(benefit) for taxes on income of $9.0 billion in the first nine months of 2022, compared to the same period in 2021, was primarily attributable to higher revenues, partially offset by: (i) an increase in Cost of sales; (ii) net losses on equity securities in the first nine months of 2022 versus net gains on equity securities in the first nine months of 2021; (iii) lower net periodic benefit credits associated with pension and other postretirement plans and (iv) increases in Research and development expenses and Selling, informational and administrative expenses.
See the Analysis of the Condensed Consolidated Statements of Income within MD&A and Note 4 for additional information.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below, as well as in the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2021 Form 10-K.
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
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, proposing pricing reform or legislation, employing formularies to control costs, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., in August 2022, President Biden signed into law the IRA, which includes significant drug pricing provisions, including (i) inflation rebates, where drug manufacturers must pay a rebate to the government if the prices of their covered single-source drugs and biologics rise faster than the rate of inflation; (ii) Medicare Part D redesign whereby beneficiaries’ out-of-pocket costs are capped, payment obligation for initial coverage is redistributed with drug manufacturers paying 10% on all drugs and the coverage gap is eliminated, as well as requiring Part D plans to pay a larger portion of the catastrophic phase with drug manufacturers covering 20% of the costs; and (iii) Medicare negotiation, which requires the Secretary of the U.S. Department of Health and Human Services (HHS) to negotiate prices for certain drugs covered by Medicare Part B and Part D through a Drug Price Negotiation Program. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, in October 2022, President Biden signed an executive order that instructs the Secretary of HHS to consider whether to select for testing new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Also in the U.S., we implemented a policy in 2022 that will help improve contract pharmacy integrity. HHS has sent letters to numerous manufacturers that have also implemented contract pharmacy integrity initiatives expressing the view that their programs are in violation of the 340B statute, and referring those programs for potential enforcement action. We believe that our program is consistent with the statute. Additional legal or legislative developments with respect to the 340B program may have an adverse impact on our integrity initiative, and we may face enforcement action or penalties, depending upon such developments. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections in our 2021 Form 10-K and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A in our 2021 Form 10-K.
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
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2021 Form 10-K.
Russia/Ukraine Conflict––Our global operations may be impacted by certain factors in the global economic environment including impacts of political or civil unrest or military action, including the armed conflict between Russia and Ukraine. Consistent with our commitment to putting patients first, we are maintaining the supply of medicines to Russia, including the provision of needed medicines to patients already enrolled in clinical trials. Effective March 14, 2022, Pfizer is donating the equivalent of profits of our Russian subsidiary to causes that provide direct humanitarian support to the people of Ukraine, in addition to our ongoing efforts to support the humanitarian response in the region. To date, we have donated $20 million to 10 global and local non-governmental organizations to support humanitarian relief and response efforts. We will continue to support Ukrainian relief efforts through this method until peace is achieved. Additionally, we are not initiating new clinical trials in Russia, have stopped recruiting new patients in our ongoing clinical trials in the country, and halted all new investments with local suppliers intended to build manufacturing capacity in Russia. For both the nine months ended October 2, 2022 and the fiscal year ended December 31, 2021, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the armed conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. While as of now, we do not anticipate any significant negative impacts on our business from this conflict, continued regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, any retaliatory measures taken by Russia, neighboring countries or allies of Russia, and actions by our customers or suppliers in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business and results of operations.
COVID-19 Pandemic––The COVID-19 pandemic has impacted our business, operations and financial condition and results.
Our Response to COVID-19
Pfizer is continuing to help lead the global effort to confront the COVID-19 pandemic by advancing a vision for industry-wide collaboration while continuing to make significant investments in breakthrough science and global manufacturing.
•Comirnaty
◦We have collaborated with BioNTech to jointly develop Comirnaty, a mRNA-based coronavirus vaccine to help prevent COVID-19. For additional information, including information regarding EUAs for a booster dose of an Omicron-adapted bivalent vaccine for individuals ages 5 years and older, see the Product Developments section within MD&A. We continue to evaluate our vaccine and the short- and long-term safety and efficacy of Comirnaty. We are also studying monovalent, bivalent and variant-adapted vaccine candidates to potentially help prevent COVID-19 caused by variants of concern, as well as a next-generation mRNA vaccine candidate.
◦The companies have entered into agreements to supply pre-specified doses of Comirnaty in 2022 with multiple developed and emerging countries around the world and are continuing to deliver doses of Comirnaty to governments under such agreements. We also signed agreements with multiple countries to supply Comirnaty doses in 2023 and are currently negotiating similar potential agreements with multiple countries as well. Additionally, we will continue our efforts to help ensure equitable access to Comirnaty and anticipate delivering at least two billion doses to low- and middle-income countries—one billion of which were delivered in 2021 and approximately 600 million of which were delivered in the first nine months of 2022. Certain of the aforementioned doses to low- and middle-income countries are being supplied to the U.S. government at a not-for-profit price to be donated to the world’s poorest nations.
◦While to date sales of Comirnaty in the U.S. have been to the government, we expect in 2023, sales of Comirnaty in the U.S. will transition to commercial market sales only as we anticipate the expiration of current contracts and depletion of the vaccines purchased through them. Internationally, we expect sales of Comirnaty in international developed markets to generally be under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we expect to generally transition to commercial markets in 2024.
◦As of November 1, 2022, we forecasted approximately $34 billion of revenues for Comirnaty in 2022, with gross profit to be split evenly with BioNTech, which includes doses expected to be delivered in fiscal 2022, primarily under contracts signed as of mid-October 2022.
•Paxlovid
◦In December 2021, the FDA authorized the emergency use of Paxlovid, a novel oral COVID-19 treatment, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg [88 lbs]) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. Paxlovid has been granted an authorization or approval in many other countries. In June 2022, we submitted an NDA to the FDA for approval of Paxlovid for the treatment of COVID-19 in both vaccinated and unvaccinated individuals who are at high risk for progression to severe illness from COVID-19 consistent with the current EUA. For additional information, see the Product Developments section within MD&A.
◦We continue to evaluate Paxlovid in other populations, including in non-hospitalized, symptomatic, pediatric patients with a confirmed diagnosis of COVID-19 who are at risk of progression to severe disease (Phase 2/3 study, EPIC-PEDS (Evaluation of Protease Inhibition for COVID-19 in Pediatric Patients)) and those who are immunocompromised, hospitalized with severe COVID-19 and at increased risk for poor outcomes due to the disease (Phase 2, EPIC-Hos (Evaluation of Protease Inhibition for COVID-19 in Hospitalized Patients)). We are also studying Paxlovid in those who are pregnant.
◦We have entered into agreements to supply pre-specified courses of Paxlovid to multiple countries, such as the U.S. and U.K., as well as agreements with UNICEF and the Global Fund to supply low- and middle-income countries. Through the nine months of 2022, we have shipped 31 million treatment courses globally, and we have capacity to meet the demand for Paxlovid in a flexible manner going forward.
◦As of November 1, 2022, we forecasted approximately $22 billion of revenues for Paxlovid in 2022, which includes treatment courses expected to be delivered in fiscal 2022, primarily relating to supply contracts signed or committed as of mid-October 2022.
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
As discussed in our 2021 Form 10-K, in addition to our introduction of Comirnaty and Paxlovid, our business and operations were impacted by the pandemic in various ways; certain of those impacts have continued in 2022. For additional detail and discussion on the impact of the COVID-19 pandemic on certain of our products, sales and marketing, supply chain and clinical trials, see the Analysis of the Condensed Consolidated Statements of Income—Revenues by Geography and Revenues—Selected Product Discussion sections within MD&A and the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment and —COVID-19 Pandemic sections of the MD&A of our 2021 Form 10-K.
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
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021	% Change in Revenues
Operating segments:
Biopharma	$22,319	$23,513	$13,748	$6,899	$8,571	$16,614	(5)	99	(48)
Pfizer CentreOne	319	521	103	121	216	400	(39)	(15)	(46)
Total revenues	$22,638	$24,035	$13,851	$7,020	$8,786	$17,014	(6)	97	(48)

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021	% Change in Revenues
Operating segments:
Biopharma	$75,066	$56,101	$33,700	$21,657	$41,366	$34,444	34	56	20
Pfizer CentreOne	974	1,348	291	409	683	939	(28)	(29)	(27)
Total revenues	$76,040	$57,450	$33,991	$22,066	$42,049	$35,384	32	54	19
Third Quarter of 2022 vs. Third Quarter of 2021

The following provides an analysis of the change in worldwide revenues by geographic areas in the third quarter of 2022:
	Three Months Ended October 2, 2022
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty, Xeljanz and Ibrance, partially offset by worldwide growth from Paxlovid, Eliquis, Prevnar family, Vyndaqel/Vyndamax, Xtandi and Inlyta(a)	$(226)	$6,849	$(7,075)
Decline from PC1(a)	(180)	(18)	(162)
Lower revenues for Sutent, primarily reflecting lower volume demand in Europe following its loss of exclusivity in January 2022	(61)	(4)	(57)
Other operational factors, net	26	4	22
Operational growth/(decline), net	(441)	6,831	(7,272)

Unfavorable impact of foreign exchange	(957)	—	(957)
Revenues increase/(decrease)	$(1,397)	$6,831	$(8,228)
(a)See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis.

Emerging markets revenues decreased $3.0 billion, or 48%, in the third quarter of 2022 to $3.3 billion from $6.3 billion in the third quarter of 2021, reflecting an operational decrease of $2.8 billion, or 45%, and an unfavorable impact from foreign exchange of approximately 3%. The operational decrease in emerging markets was primarily driven by declines from Comirnaty and certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, partially offset by growth from Paxlovid.
First Nine Months of 2022 vs. First Nine Months of 2021

The following provides an analysis of the worldwide change in revenues by geographic areas in the first nine months of 2022:
	Nine Months Ended October 2, 2022
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from Paxlovid, Comirnaty, Eliquis, Prevnar family, Vyndaqel/Vyndamax and Inlyta, partially offset by worldwide declines from Xeljanz and Ibrance(a)	$22,507	$12,440	$10,066
Decline from PC1(a)	(332)	(118)	(214)
Lower revenues for Chantix/Champix and Sutent: •The decrease in Chantix/Champix was driven by the ongoing global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country •The decrease for Sutent primarily reflects lower volume demand in Europe and the U.S. following its loss of exclusivity in January 2022 and August 2021, respectively	(632)	(386)	(246)
Other operational factors, net	42	(11)	53
Operational growth/(decline), net	21,585	11,925	9,659

Unfavorable impact of foreign exchange	(2,995)	—	(2,995)
Revenues increase/(decrease)	$18,590	$11,925	$6,665
(a)See the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A for additional analysis.
Emerging markets revenues increased $3.7 billion, or 29%, in the first nine months of 2022 to $16.7 billion from $12.9 billion in the first nine months of 2021, reflecting an operational increase of $4.4 billion, or 34%, and an unfavorable impact from foreign exchange of approximately 5%. The operational increase in emerging markets was primarily driven by growth from Comirnaty, Paxlovid and Nimenrix, partially offset by declines in certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, as well as the Prevnar family.
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

The following presents information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Medicare rebates	$195	$175	$582	$546
Medicaid and related state program rebates	223	252	689	904
Performance-based contract rebates	851	883	2,518	2,424
Chargebacks	1,946	1,618	5,480	4,567
Sales allowances	1,334	1,216	3,905	3,569
Sales returns and cash discounts	247	267	845	726
Total	$4,796	$4,411	$14,019	$12,737
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Oct. 2, 2022	Oct. 3, 2021	Total	Oper.	Operational Results Commentary
Comirnaty(a)	QTD	$4,402 Down 65% (operationally)	U.S.	$2,908	$1,586	83
QTD declines largely driven by a previously announced amendment to the supply agreement with the EC whereby all doses scheduled for delivery in June through August 2022 would instead be delivered in the fourth quarter of 2022 and similar shifts in scheduled deliveries to other developed countries, as well as slower demand in emerging markets. Declines were partially offset by growth in the U.S., driven primarily by deliveries of the Omicron BA.4/BA.5-adapted bivalent booster, following its EUA in late-August 2022, as well as the granting of an EUA in June 2022 for a primary vaccination series for children 6 months to less than 5 years of age.
YTD performance was largely driven by operational growth in international markets, led by increased sales of doses to serve emerging markets and increased deliveries to certain international developed markets in the first six months of 2022, as well as the granting of an EUA in the U.S. in October 2021 for a primary vaccination series for children 5 to 11 years of age and QTD U.S. growth drivers noted above, partially offset by QTD declines noted above.

			Int’l.	1,494	11,391	(87)	(86)
			Worldwide	$4,402	$12,977	(66)	(65)
	YTD	$26,477 Up 14% (operationally)	U.S.	$6,303	$5,657	11
			Int’l.	20,174	18,619	8	14
			Worldwide	$26,477	$24,277	9	14
Paxlovid	QTD	$7,514 *	U.S.	$5,044	$—	*		Driven by the U.S. launch under EUA in December 2021 and international launches in late 2021 and early 2022 following regulatory approvals or EUAs.
			Int’l.	2,470	—	*	*
			Worldwide	$7,514	$—	*	*
	YTD	$17,099 *	U.S.	$10,514	$—	*
			Int’l.	6,584	—	*	*
			Worldwide	$17,099	$—	*	*
Eliquis	QTD	$1,464 Up 15% (operationally)	U.S.	$835	$629	33
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in non-valvular atrial fibrillation in the U.S., as well as favorable changes in channel mix in the U.S., partially offset by declines in certain emerging markets.
In addition, YTD performance was impacted by growth in oral anti-coagulant adoption and market share gains in certain markets in Europe, partially offset by the non-recurrence of an $80 million favorable adjustment related to the Medicare “coverage gap” provision recorded in the first quarter of 2021 in the U.S.

			Int’l.	628	717	(12)	(1)
			Worldwide	$1,464	$1,346	9	15
	YTD	$5,001 Up 16% (operationally)	U.S.	$2,979	$2,440	22
			Int’l.	2,022	2,030	—	10
			Worldwide	$5,001	$4,470	12	16
Prevnar family	QTD	$1,607 Up 14% (operationally)	U.S.	$1,089	$850	28
Growth primarily driven by the adult indications in the U.S. due to strong patient demand following the launch of Prevnar 20 for the eligible adult population, partially offset by unfavorable timing of government and private purchasing of Prevnar 13 for the pediatric indication globally and adult indication internationally.
YTD growth was partially offset by competitive pressures in China for the pediatric indication.

			Int’l.	517	596	(13)	(7)
			Worldwide	$1,607	$1,447	11	14
	YTD	$4,601 Up 18% (operationally)	U.S.	$3,010	$2,130	41
			Int’l.	1,591	1,841	(14)	(9)
			Worldwide	$4,601	$3,971	16	18
Ibrance	QTD	$1,283 Down 3% (operationally)	U.S.	$872	$883	(1)
Global declines primarily driven by prior-year clinical trial purchases internationally, planned price decreases that recently went into effect in international developed markets, and continued increase in the proportion of patients accessing Ibrance through the U.S. Patient Assistance Program.
YTD declines were partially offset by higher volumes in emerging markets.

			Int’l.	411	498	(17)	(6)
			Worldwide	$1,283	$1,381	(7)	(3)
	YTD	$3,841 Down 2% (operationally)	U.S.	$2,493	$2,539	(2)
			Int’l.	1,347	1,500	(10)	(1)
			Worldwide	$3,841	$4,039	(5)	(2)
Vyndaqel/ Vyndamax	QTD	$602 Up 29% (operationally)	U.S.	$329	$228	44		Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in developed Europe and the U.S., partially offset by a planned price decrease that went into effect in Japan in the second quarter of 2022.
			Int’l.	273	273	—	15
			Worldwide	$602	$501	20	29
	YTD	$1,766 Up 28% (operationally)	U.S.	$890	$658	35
			Int’l.	876	796	10	22
			Worldwide	$1,766	$1,454	21	28
Xeljanz	QTD	$502 Down 14% (operationally)	U.S.	$345	$410	(16)
Declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to JAK class label changes.
In addition, YTD was impacted by declines in net price due to unfavorable changes in channel mix and unfavorable wholesaler inventory buying patterns in the U.S.

			Int’l.	157	201	(22)	(11)
			Worldwide	$502	$610	(18)	(14)
	YTD	$1,304 Down 22% (operationally)	U.S.	$802	$1,132	(29)
			Int’l.	502	602	(17)	(9)
			Worldwide	$1,304	$1,734	(25)	(22)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Oct. 2, 2022	Oct. 3, 2021	Total	Oper.	Operational Results Commentary
Xtandi	QTD	$320 Up 3% (operationally)	U.S.	$320	$309	3
Performance largely due to steady demand growth across the mCRPC, nmCRPC, and mCSPC indications.
YTD demand growth was offset largely by unfavorable changes in channel mix and fluctuating enrollment rates in the Xtandi Patient Assistance Program.

			Int’l.	—	—	—	—
			Worldwide	$320	$309	3	3
	YTD	$878 Flat (operationally)	U.S.	$878	$879	—
			Int’l.	—	—	—	—
			Worldwide	$878	$879	—	—
Inlyta	QTD	$252 Up 3% (operationally)	U.S.	$152	$151	—
Growth primarily reflects continued adoption in emerging markets of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.
YTD growth also driven by continued adoption in developed Europe.

			Int’l.	100	104	(4)	6
			Worldwide	$252	$256	(1)	3
	YTD	$760 Up 6% (operationally)	U.S.	$454	$448	1
			Int’l.	306	294	4	13
			Worldwide	$760	$742	2	6
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	Oct. 2, 2022	Oct. 3, 2021	Total	Oper.	Operational Results Commentary
PC1	QTD	$319 Down 35% (operationally)	U.S.	$103	$121	(15)
Declines primarily driven by lower COVID-19 manufacturing activities performed on behalf of customers, including Comirnaty supply to BioNTech, and lower manufacturing of divested products under manufacturing and supply agreements.

			Int’l.	216	400	(46)	(40)
			Worldwide	$319	$521	(39)	(35)
	YTD	$974 Down 25% (operationally)	U.S.	$291	$409	(29)
			Int’l.	683	939	(27)	(23)
			Worldwide	$974	$1,348	(28)	(25)
(a)Comirnaty includes direct sales and alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Primary Care therapeutic area. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in PC1. See Note 13C.
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
Costs and Expenses

Costs and expenses follow:
	Three Months Ended			Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Cost of sales	$6,063	$9,932	(39)	$24,696	$21,085	17
Percentage of Revenues	26.8%	41.3%		32.5%	36.7%
Selling, informational and administrative expenses	3,391	2,899	17	9,032	8,599	5
Research and development expenses	2,696	2,681	1	7,813	6,914	13
Acquired in-process research and development expenses	524	762	(31)	880	1,000	(12)
Amortization of intangible assets	822	968	(15)	2,478	2,743	(10)
Restructuring charges and certain acquisition-related costs	199	646	(69)	580	667	(13)
Other (income)/deductions—net	(59)	(1,696)	(97)	1,063	(4,043)	*
* Indicates calculation not meaningful.

Cost of Sales
Cost of sales decreased $3.9 billion in the third quarter of 2022, primarily due to:
•a reduction of $4.1 billion due to lower sales of Comirnaty (see the Analysis of the Condensed Consolidated Statements of Income––Revenues––Selected Product Discussion within MD&A); and
•a $600 million favorable impact of foreign exchange and hedging activity, partially offset by:
•an increase of $800 million for Paxlovid, including a charge of $400 million related to excess raw materials.
Cost of sales increased $3.6 billion in the first nine months of 2022, mainly due to:
•an unfavorable impact of $3.4 billion due to increased sales of Comirnaty, which includes a charge for the 50% gross profit split with BioNTech and applicable royalty expenses;
•an increase of $1.8 billion for Paxlovid, which includes the charge of $400 million discussed above; and
•a $450 million write off of inventory related to COVID-19 products that have exceeded or are expected to exceed their approved shelf-lives prior to being used, which was recorded in the second quarter of 2022, partially offset by:
•a $2.0 billion favorable impact of foreign exchange and hedging activity.
The decrease in Cost of sales as a percentage of revenues in the third quarter of 2022 was primarily driven by favorable changes in sales mix, including significant sales of Paxlovid, and lower sales of Comirnaty, as well as the favorable impacts of foreign exchange and hedging activity, partially offset by the charge of $400 million related to Paxlovid discussed above.
The decrease in Cost of sales as a percentage of revenues in the first nine months of 2022 was primarily due to the favorable impacts of Paxlovid, foreign exchange and hedging activity, partially offset by the unfavorable impact of Comirnaty, as well as the $450 million inventory write-off related to COVID-19 products and the charge of $400 million related to Paxlovid discussed above.
Selling, Informational and Administrative (SI&A) Expenses
SI&A expenses increased $492 million in the third quarter of 2022, primarily due to:
•an increase of $290 million for Paxlovid and Comirnaty marketing and promotional expenses and a higher provision for U.S. healthcare reform fees based on sales of Paxlovid and Comirnaty; and
•an increase of $125 million for marketing and promotional expenses for recently launched products, partially offset by:
•a $112 million favorable impact of foreign exchange.
SI&A expenses increased $433 million in the first nine months of 2022, mainly due to:
•an increase of $720 million for Paxlovid and Comirnaty marketing and promotional expenses and a higher provision for U.S. healthcare reform fees based on sales of Paxlovid and Comirnaty; and
•an increase of $300 million for marketing and promotional expenses for recently launched products, partially offset by:
•a decrease of $270 million in our liability to be paid to participants of our supplemental savings plan; and
•a $244 million favorable impact of foreign exchange.
Research and Development (R&D) Expenses
R&D expenses increased $15 million in the third quarter, primarily due to:
•increased costs of $290 million to develop recently acquired assets, as well as investments for certain oncology and non-COVID-19 vaccines programs, partially offset by:
•lower spending of $270 million on programs to prevent and treat COVID-19 and various late-stage clinical programs.
R&D expenses increased $898 million in the first nine months of 2022, primarily driven by increased costs of $800 million to develop recently acquired assets, as well as investments across multiple late-stage clinical programs, including development costs and at-risk manufacturing related to programs to prevent and treat COVID-19.
Acquired In-Process Research and Development (IPR&D) Expenses
Acquired IPR&D expenses decreased $237 million in the third quarter of 2022, primarily reflecting an upfront payment to Arvinas and a premium paid on our equity investment in Arvinas totaling $706 million in the third quarter of 2021, partially offset by an upfront payment of $426 million related to the closing of the acquisition of ReViral in the third quarter of 2022.

Acquired IPR&D expenses decreased $120 million in the first nine months of 2022, largely due to:
•the payments to Arvinas in the third quarter of 2021; and
•the acquisition of Amplyx Pharmaceuticals, Inc. in the second quarter of 2021, partially offset by:
•the upfront payment related to the closing of the acquisition of ReViral in the third quarter of 2022;
•an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven totaling $263 million in the first quarter of 2022; and
•a $76 million premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles in the first quarter of 2022.
See Note 2A and 2D for additional information.
Amortization of Intangible Assets
Amortization of intangible assets decreased $146 million in the third quarter and $265 million in the first nine months of 2022, primarily as a result of lower amortization of Comirnaty sales milestones to BioNTech.
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
Certain qualifying costs for this program were recorded in the first three quarters of 2022 and 2021 and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
The period-over-period changes were primarily driven by:
•net losses on equity securities in 2022 versus net gains recognized in 2021;
•lower net periodic benefit credits associated with pension and postretirement plans incurred in 2022 compared to 2021; and
•an intangible asset impairment charge recorded in the third quarter of 2022.
See Note 4 for additional information.
Provision/(Benefit) for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Provision/(benefit) for taxes on income	$356	$(328)	*	$3,098	$1,603	93
Effective tax rate on continuing operations	4.0%	(4.2)%		10.5%	7.8%
* Indicates calculation not meaningful.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
Discontinued Operations
For information about our discontinued operations, see Note 2B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of November 1, 2022 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following provides information as of the date of this filing about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.
The tables below include filing and approval milestones for products that have occurred in the last twelve months and generally do not include approvals that may have occurred prior to that time. The tables include filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).
COVID-19 Vaccine Products

PATIENT POPULATION AND DATE OF APPROVAL/FILING
COVID-19 VACCINE PRODUCT(a)	PRIMARY SERIES OR BOOSTER	16 Years of age and older			12-15 Years of age			5-11 Years of age			6 Months through 4 Years of age
		U.S.	EU	JAPAN	U.S.	EU	JAPAN	U.S.	EU	JAPAN	U.S.	EU	JAPAN
Comirnaty		30-µg 2-dose primary(b)						10-µg 2-dose primary(c)			3-µg 3-dose primary
	Primary	Approved Aug. 2021	CMA Dec. 2020	Cond. J-NDA Feb. 2021	EUA May 2021	CMA May 2021	Cond. J-NDA May 2021	EUA Oct. 2021	CMA Nov. 2021	Cond. J-NDA Jan. 2022	EUA June 2022	CMA Oct. 2022	Cond. J-NDA Oct. 2022
		30-µg booster dose(d)						10-µg booster dose
	Booster	EUA(e) Dec. 2021	CMA Oct. 2021	Cond. J-NDA Nov. 2021	EUA(e) Jan. 2022	CMA Feb. 2022	Cond. J-NDA Jan. 2022	EUA(e) May 2022	CMA Sep. 2022	Cond. J-NDA June 2022
Comirnaty Original/Omicron BA.4/BA.5 Vaccine(f)	Booster	30-µg booster dose						10-µg booster dose
		EUA Aug. 2022	CMA Sep. 2022	Cond. J-NDA Oct. 2022	EUA Aug. 2022	CMA Sep. 2022	Cond. J-NDA Oct. 2022	EUA Oct. 2022	Filed Sep. 2022
Comirnaty Original/Omicron BA.1 Vaccine	Booster	30-µg booster dose
			CMA Sep. 2022	Cond. J-NDA Sep. 2022		CMA Sep. 2022	Cond. J-NDA Sep. 2022
(a)All COVID-19 vaccine products listed in this table are being developed in collaboration with BioNTech.
(b)FDA has authorized a third 30-µg primary series dose to individuals 12 years of age and older with certain kinds of immunocompromise.
(c)FDA has authorized a third 10-µg primary series dose to individuals 5-11 years of age with certain kinds of immunocompromise.
(d)FDA has authorized a second booster dose in adults ages 50 years and older who have previously received a first booster of any authorized COVID-19 vaccine. The FDA also has authorized a second booster dose for individuals 12 years of age and older who have been determined to have certain kinds of immunocompromise and who have received a first booster dose of any authorized COVID-19 vaccine.
(e)Comirnaty wild-type booster in these populations has been replaced by the booster of the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5).
(f)Refers to the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) and Comirnaty Original/Omicron BA.4/BA.5 Vaccine.

Other Products

PRODUCT	DISEASE AREA	APPROVED/FILED*
		U.S.	EU	JAPAN
Cibinqo (abrocitinib)	Atopic dermatitis	Approved Jan. 2022	Approved Dec. 2021	Approved Sep. 2021
Xeljanz (tofacitinib)	Ankylosing spondylitis	Approved Dec. 2021	Approved Nov. 2021
Myfembree (relugolix fixed dose combination)(a)	Uterine fibroids (combination with estradiol and norethindrone acetate)	Approved May 2021
	Endometriosis (combination with estradiol and norethindrone acetate)	Approved Aug. 2022
Lorbrena/Lorviqua (lorlatinib)	First-line ALK-positive NSCLC	Approved Mar. 2021	Approved Jan. 2022	Approved Nov. 2021
Ngenla (somatrogon)(b)	Pediatric growth hormone deficiency	Filed Jan. 2021	Approved Feb. 2022	Approved Jan. 2022
Prevnar 20/Apexxnar (Vaccine)(c)	Immunization to prevent invasive and non-invasive pneumococcal infections (adults)	Approved June 2021	Approved Feb. 2022
TicoVac (Vaccine)	Immunization to prevent tick-borne encephalitis	Approved Aug. 2021
Paxlovid(d) (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 infection (high risk population)	EUA Dec. 2021	CMA Jan. 2022	Approved Feb. 2022
Nurtec ODT/Vydura (rimegepant)	Acute migraine	Approved Feb. 2020	Approved Apr. 2022
	Migraine prevention	Approved May 2021	Approved Apr. 2022
ritlecitinib (PF-06651600)	Alopecia areata	Filed Sep. 2022	Filed Sep. 2022	Filed Sep. 2022
zavegepant (intranasal)	Acute migraine	Filed May 2022
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with Myovant. In June 2022, the FDA accepted for review a sNDA for Myfembree (relugolix 40 mg, estradiol 1 mg, and norethindrone acetate 0.5 mg) proposing updates to Myfembree’s U.S. Prescribing Information based on safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study in premenopausal women with heavy menstrual bleeding associated with uterine fibroids for up to two years. The Prescription Drug User Fee Act goal date for this sNDA is January 29, 2023.
(b)Being developed in collaboration with OPKO. In January 2022, Pfizer and OPKO received a Complete Response Letter (CRL) from the FDA for the BLA for somatrogon. Discussions are ongoing with the FDA regarding the CRL and how to best address their concerns.
(c)In October 2021, the CDC’s ACIP voted to recommend Prevnar 20 for routine use in adults. Specifically, the ACIP voted to recommend the following: (i) adults 65 years of age or older who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either pneumococcal 20-valent conjugate vaccine (PCV20) or pneumococcal 15-valent conjugate vaccine (PCV15)). If PCV15 is used, this should be followed by a dose of pneumococcal polysaccharide vaccine (PPSV23); and (ii) adults aged 19 years of age or older with certain underlying medical conditions or other risk factors who have not previously received a pneumococcal conjugate vaccine or whose previous vaccination history is unknown should receive a pneumococcal conjugate vaccine (either PCV20 or PCV15). If PCV15 is used, this should be followed by a dose of PPSV23. The recommendations were published in the Morbidity and Mortality Weekly Report on January 28, 2022. The publication also notes “for adults who have received pneumococcal conjugate vaccine (PCV13) but have not completed their recommended pneumococcal vaccine series with PPSV23, one dose of Prevnar 20 may be used if PPSV23 is not available.” In October 2022, the CDC’s ACIP voted to recommend a single dose of Prevnar 20 to help protect adults previously vaccinated with Prevnar 13 or both Prevnar 13 and PPSV23 against invasive disease and pneumonia caused by the 20 Streptococcus pneumoniae serotypes in Prevnar 20.
(d)In January 2022, the EMA approved the CMA of Paxlovid for treating COVID-19 in adults who do not require supplemental oxygen and who are at increased risk of the disease becoming severe. In June 2022, we announced the submission of an NDA to the FDA for approval of Paxlovid for the treatment of COVID-19 in both vaccinated and unvaccinated individuals who are at high risk for progression to severe illness from COVID-19.
In December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. In addition, in October 2022, the PRAC of the EMA concluded their assessment of JAK inhibitors authorized for inflammatory diseases in the EU, including Xeljanz and Cibinqo, and recommended that risk minimization measures, including special warnings and precautions for use, should be revised for such JAK inhibitors. The resulting label changes are expected to be finalized in January 2023. For additional information, see Item 1A. Risk Factors—Post-Authorization/Approval Data and the Product Development sections of our 2021 Form 10-K.
In China, the following products received regulatory approvals in the last twelve months: Cresemba for fungal infection and Besponsa for second line acute lymphoblastic leukemia, both in December 2021; Paxlovid for COVID-19 infection in February 2022; Cibinqo for atopic dermatitis in April 2022; Lorbrena for non-small cell lung cancer (first line and second line therapy) in April 2022.

The following provides information about additional indications and new drug candidates in late-stage development:

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFv600E-mutant mCRC
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(e)	BRAFv600E-mutant metastatic or unresectable locally advanced melanoma
	Paxlovid (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 infection (pediatric)
	zavegepant (oral)	Migraine prevention
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options
	fidanacogene elaparvovec (PF-06838435)(f)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(g)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	PF-06886992 (Vaccine)	Immunization to prevent serogroups meningococcal infection (adolescent and young adults)
	PF-06928316 (Vaccine)	Immunization to prevent respiratory syncytial virus infection (maternal)
Immunization to prevent respiratory syncytial virus infection (older adults)
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	marstacimab (PF-06741086)	Hemophilia
	elranatamab (PF-06863135)(h)	Multiple myeloma triple-class refractory
Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma
	Omicron-based mRNA vaccine(i)	Immunization to prevent COVID-19 (adults)
	etrasimod (PF-07915503)	Ulcerative colitis (moderately to severely active)
	VLA15 (PF-07307405) vaccine(j)	Immunization to prevent Lyme Disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	inclacumab (PF-07940370)	Sickle Cell Disease
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Being developed in collaboration with Astellas.
(c)Being developed in collaboration with OPKO.
(d)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(e)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(f)Being developed in collaboration with Spark Therapeutics, Inc.
(g)Being developed in collaboration with Sangamo Therapeutics, Inc.
(h)Multiple myeloma triple-class refractory is currently in a Phase 2 registration-enabling study.
(i)Being developed in collaboration with BioNTech.
(j)Being developed in collaboration with Valneva SE.
Myfembree combination with estradiol and norethindrone acetate for contraceptive efficacy is currently enrolling in a Phase 3 study as of November 2022 as a potential label update rather than a distinct registration, and has been removed from the table above.
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
Adjusted Income and Adjusted Diluted EPS
Acquired IPR&D—Non-GAAP Adjusted financial measures include expenses for all acquired IPR&D costs incurred in connection with upfront and milestone payments on collaboration and in-license agreements, including premiums on equity securities, as well as asset acquisitions of acquired IPR&D. Previously, certain of these items were excluded from our non-GAAP adjusted results. Acquired IPR&D expenses that previously would have been excluded from non-GAAP Adjusted income but are now included in both GAAP Reported income and non-GAAP Adjusted income were approximately: (i) $426 million pre-tax ($389 million, net of tax), or $0.07 per share, in the third quarter of 2022; (ii) $765 million pre-tax ($665 million, net of tax), or $0.12 per share, in the first nine months of 2022; (iii) $706 million pre-tax ($540 million, net of tax), or $0.09 per share, in the third quarter of 2021 and (iv) $892 million pre-tax ($726 million, net of tax), or $0.13 per share, in the first nine months of 2021.

Amortization of Intangible Assets—We began excluding all amortization of intangibles from non-GAAP Adjusted income, compared to excluding only amortization of intangibles related to large mergers or acquisitions under the prior methodology, and presenting it as a separate reconciling line. Previously, the adjustment under the prior methodology was included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present. The impact of this policy change resulted in benefits of $0.01 and $0.04 on Adjusted diluted EPS in the third quarter and first nine months of 2022, respectively, and $0.02 and $0.07 in the third quarter and first nine months of 2021, respectively.
Acquisition-Related Items—Adjusted income continues to exclude certain acquisition-related items, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies. Beginning in the first quarter of 2022, acquisition-related items may now include purchase accounting impacts that previously would have been included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present, such as: (i) the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value; (ii) depreciation related to the increase/decrease in fair value of acquired fixed assets; (iii) amortization related to the increase in fair value of acquired debt and (iv) the fair value changes for contingent consideration.
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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended October 2, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$6,063	$3,391	$(59)	$8,608	$1.51
Amortization of intangible assets	—	—	—	822
Acquisition-related items(b)	3	(2)	(12)	62
Discontinued operations(c)	—	—	—	15
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(20)	(137)	—	306
Certain asset impairments(e)	—	—	(200)	200
(Gains)/losses on equity securities	—	—	(111)	111
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	193	(193)
Other(f)	(8)	(12)	(325)	349
Income tax provision—non-GAAP items				(109)
Non-GAAP adjusted	$6,038	$3,239	$(515)	$10,172	$1.78

	Nine Months Ended October 2, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$24,696	$9,032	$1,063	$26,378	$4.60
Amortization of intangible assets	—	—	—	2,478
Acquisition-related items(b)	12	(5)	(51)	331
Discontinued operations(c)	—	—	—	(9)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(62)	(344)	—	701
Certain asset impairments(e)	—	—	(200)	200
(Gains)/losses on equity securities	—	—	(1,348)	1,348
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(225)	225
Other(f)	(24)	(47)	(536)	621
Income tax provision—Non-GAAP items				(1,107)
Non-GAAP adjusted	$24,621	$8,635	$(1,298)	$31,165	$5.44

	Three Months Ended October 3, 2021
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$9,932	$2,899	$(1,696)	$8,146	$1.42
Amortization of intangible assets	—	(9)	(1)	980
Acquisition-related items	6	(1)	(47)	41
Discontinued operations(c)	—	—	—	17
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(28)	(150)	—	823
(Gains)/losses on equity securities	—	—	400	(400)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	899	(899)
Other(f)	(11)	(20)	(126)	159
Income tax provision—non-GAAP items				(1,587)
Non-GAAP adjusted	$9,899	$2,719	$(570)	$7,279	$1.27

	Nine Months Ended October 3, 2021
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER COMMON SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP reported	$21,085	$8,599	$(4,043)	$18,586	$3.27
Amortization of intangible assets	—	(29)	(2)	2,778
Acquisition-related items	17	(2)	(31)	14
Discontinued operations(c)	—	—	—	353
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(82)	(310)	—	1,057
(Gains)/losses on equity securities	—	—	1,597	(1,597)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	932	(932)
Other(f)	(45)	(119)	(200)	370
Income tax provision—Non-GAAP items				(1,976)
Non-GAAP adjusted	$20,975	$8,140	$(1,747)	$18,653	$3.28
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP reported income from continuing operations were: 4.0% and 10.5% in the three and nine months ended October 2, 2022, respectively, and (4.2)% and 7.8% in the three and nine months ended October 3, 2021, respectively. See Note 5. Our effective tax rates on non-GAAP adjusted income were: 4.4% and 11.9% in the three and nine months ended October 2, 2022, respectively, and 14.7% and 15.7% in the three and nine months ended October 3, 2021, respectively.
(b)Acquisition-related items in the three and nine months ended October 2, 2022 primarily represent integration and other costs for the acquisition of Arena in March 2022. See Note 2A.
(c)Relates to the previously divested Meridian subsidiary and post-closing adjustments for other previously divested businesses. See Note 2B.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)See Note 4.
(f)For the third quarter of 2022, the total Other (income)/deductions––net adjustment of $325 million primarily includes charges of $212 million mostly representing our equity-method accounting pro rata share of costs of preparing for separation from GSK recorded by Haleon/the GSK Consumer Healthcare JV, and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the GSK Consumer Healthcare JV from GSK, and charges of $77 million for certain legal matters. For the first nine months of 2022, the total Other (income)/deductions––net adjustment of $536 million primarily includes charges of $273 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by Haleon/the GSK Consumer Healthcare JV, and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the GSK Consumer Healthcare JV from GSK, and charges of $175 million for certain legal matters. For the third quarter of 2021, the total Other (income)/deductions––net adjustment of $126 million primarily includes charges of $64 million for certain legal matters and charges of $55 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by the GSK Consumer Healthcare JV. For the first nine months of 2021, amounts in Selling, informational and administrative expenses of $119 million primarily include costs for consulting, legal, tax and advisory services associated with a non-recurring internal reorganization of legal entities. For the first nine months of 2021, the total Other (income)/deductions––net adjustment of $200 million primarily includes charges of $136 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by the GSK Consumer Healthcare JV, and charges of $92 million for certain legal matters. The third quarter and first nine months of 2022 and 2021 include insignificant reconciling amounts for Research and development expenses.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows from Continuing Operations

	Nine Months Ended
(MILLIONS)	October 2, 2022	October 3, 2021	Drivers of change
Cash provided by/(used in):
Operating activities from continuing operations	$20,685	$26,993
The change was driven primarily by (i) a decrease in the change in amounts due to BioNTech for the gross profit split for Comirnaty (see Note 8), as well as (ii) the impact of timing of receipts and payments in the ordinary course of business, partially offset by (iii) higher net income adjusted for non-cash items, including an increase from non-cash unrealized losses on equity securities recognized in 2022, compared to unrealized gains recognized in 2021.

Investing activities from continuing operations	$(11,373)	$(19,951)
The change was driven mainly by a $19.2 billion increase in redemptions of short-term investments with original maturities of greater than three months and $4.0 billion of dividends received from our Haleon/GSK Consumer Healthcare JV investment that were allocated to investing activities, partially offset by $6.2 billion cash paid for the acquisition of Arena, net of cash acquired, a $3.7 billion increase in net purchases of short-term investments with original maturities of three months or less, and a $3.4 billion increase in purchases of short-term investments with original maturities of greater than three months.

Financing activities from continuing operations	$(9,819)	$(6,465)	The change was driven mostly by $2.0 billion purchases of the Company’s common stock in 2022 and a $997 million decrease in proceeds from the issuance of long-term debt.
Cash Flows from Discontinued Operations––Cash flows from discontinued operations relate to previously divested businesses (see Note 2B).
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
Debt Capacity––Lines of Credit––As of October 2, 2022, we had access to a $7 billion committed U.S. revolving credit facility expiring in 2026, which may be used for general corporate purposes including to support our commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $332 million in lines of credit, of which $302 million expire within one year. Essentially all lines of credit were unused as of October 2, 2022.
Capital Allocation Framework––Our capital allocation framework is primarily devised to facilitate (i) the achievement of medical breakthroughs through R&D investments and business development activities and (ii) returning capital to shareholders through dividends and share repurchases. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within this MD&A and within the MD&A of our 2021 Form 10-K.
In September 2022, our BOD declared a dividend of $0.40 per share, payable on December 5, 2022, to shareholders of record at the close of business on November 4, 2022.

In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2.0 billion under our publicly announced share purchase plan. See Note 12 in our 2021 Form 10-K and Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Item 2 for more information. At October 2, 2022, our remaining share-purchase authorization was approximately $3.3 billion.
In keeping with Pfizer’s transformation into a more focused, global leader in science-based innovative medicines and vaccines, we intend to exit our 32% ownership interest in Haleon in a disciplined manner, with the objective of maximizing value for our shareholders. See Note 2C.
Off-Balance Sheet Arrangements––For information about off-balance sheet arrangements, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2021 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.
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
Global Economic Conditions––Beginning in our second quarter of 2022, our operations in Turkey function in a hyperinflationary economy. The impact to Pfizer is not considered material. For more information about global economic conditions, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment section within MD&A.
For additional information about our diverse sources of funds, global economic conditions, and information about credit ratings, market risk and LIBOR, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2021 Form 10-K.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of October 2, 2022
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
In September 2022, the FASB issued final guidance to enhance transparency about an entity’s use of supplier finance programs. Under the final guidance, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented.
	January 1, 2023, except for the amendment on rollforward information, which is effective January 1, 2024. Early adoption is permitted.	We are assessing the impact, but currently we expect this new guidance to result in increased disclosure in the notes to financial statements.
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
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, clinical trial results and other developing data, revenue contribution, growth, performance, timing of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions and effects, including, among others, the expected benefits of the organizational changes to further transform our operations, our efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid, including expectations of the commercial market for Comirnaty; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and competition from generic manufacturers; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2022; the expected charges and/or costs in connection with the spin-off of the Upjohn Business and its combination with Mylan; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; and our planned capital spending.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2021 Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in our 2021 Form 10-K or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
Risks Related to Our Business, Industry and Operations, and Business Development
•the outcome of R&D activities, including, the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and/or further analyses of existing pre-clinical or clinical data; risks associated with preliminary, early stage or interim data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations;
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval for new products and indications from regulators on a timely basis or at all; regulatory decisions impacting labeling, including the scope of indicated patient populations, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities; the impact of, or uncertainties regarding the ability to obtain, recommendations by technical or advisory committees; and the timing of pricing approvals and product launches;
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

Risks Related to Government Regulation and Legal Proceedings
•the impact of any U.S. healthcare reform or legislation or any significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs, including the IRA, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
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
•governmental laws and regulations affecting our operations, including, without limitation, the recently enacted IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the potential adoption of global minimum taxation requirements and potential changes to existing tax law by the current U.S. Presidential administration and Congress;
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
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•our ability to protect our patents and other intellectual property, such as against claims of invalidity that could result in LOE; claims of patent infringement, including asserted and/or unasserted intellectual property claims; challenges faced by our collaboration or licensing partners to the validity of their patent rights; and in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products, including Comirnaty and Paxlovid.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
July 4 through July 31, 2022	29,527	$52.06	—	$3,292,882,444
August 1 through August 28, 2022	18,768	$50.29	—	$3,292,882,444
August 29 through October 2, 2022	85,565	$45.46	—	$3,292,882,444
Total	133,860	$47.59	—
(a)Represents (i) 131,564 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,296 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
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

Pfizer Inc.
(Registrant)

Dated:	November 9, 2022	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)