Form 10-K
period 2022-12-31
PFIZER INC
filed 2023-02-23
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-3619
PFIZER INC.
(Exact name of registrant as specified in its charter)

Delaware	13-5315170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
66 Hudson Boulevard East, New York, New York 10001-2192
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

Large Accelerated filer ☒              Accelerated filer ☐                 Non-accelerated filer  ☐         Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 3, 2022, was approximately $294 billion. This excludes shares of common stock held by directors and executive officers at July 3, 2022. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 21, 2023 was 5,619,074,621 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders	Part III

DEFINED TERMS
Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal year-end for subsidiaries operating outside the U.S. is as of and for the year ended November 30 for each year presented. Pfizer's fiscal year-end for U.S. subsidiaries is as of and for the year ended December 31 for each year presented. References to “Notes” in this Form 10-K are to the Notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. We also have used several other terms in this Form 10-K, most of which are explained or defined below:

Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2022
2021 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2021
Proxy Statement	Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022
AbbVie	AbbVie Inc.
ABO	Accumulated benefit obligation; represents the present value of the benefit obligation earned through the end of the year but does not factor in future compensation increases
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Array	Array BioPharma Inc.
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Beam	Beam Therapeutics Inc.
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
CGRP	calcitonin gene-related peptide
CMA	conditional marketing authorisation
CMS	Centers for Medicare & Medicaid Services
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine, the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), the Comirnaty Original/Omicron BA.1 Vaccine, and Comirnaty Original/Omicron BA.4/BA.5 Vaccine

Cond. J-NDA	Conditional Japan New Drug Application
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
CStone	CStone Pharmaceuticals
DEA	U.S. Drug Enforcement Agency
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Canada, South Korea, Australia and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, South Korea, Australia and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Central Europe, Eastern Europe, the Middle East, Africa and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
ESOP	employee stock ownership plan
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
GAAP	Generally Accepted Accounting Principles
GBT	Global Blood Therapeutics, Inc.
GDFV	grant-date fair value

Pfizer Inc.	2022 Form 10-K	i

GPD	Global Product Development organization
GSK	GlaxoSmithKline plc
Haleon	Haleon plc
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
IT	information technology
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Medivation	Medivation LLC (formerly Medivation, Inc.)
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
MTM	mark-to-market
MTM change in accounting principle	In the first quarter of 2021, we adopted a change in accounting principle to a more preferable policy under U.S. GAAP to immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (MTM Accounting).
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020
Myovant	Myovant Sciences Ltd.
NAV	net asset value
NDA	new drug application
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
Ono	Ono Pharmaceutical Co., Ltd.
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PBM	pharmacy benefit manager
PBO	Projected benefit obligation; represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia Corporation
PRAC	Pharmacovigilance Risk Assessment Committee
Prevnar family	Includes Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20 (adult)
PsA	psoriatic arthritis
QCE	quality consistency evaluation
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ReViral	ReViral Ltd.
ROU	right of use
S&P	Standard & Poor’s
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative

Pfizer Inc.	2022 Form 10-K	ii

sNDA	supplemental new drug application
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Trillium	Trillium Therapeutics Inc.
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
Valneva	Valneva SE
VBP	volume-based procurement
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WRDM	Worldwide Research, Development and Medical
WTO	World Trade Organization
*Paxlovid and emergency uses of the Pfizer-BioNTech COVID-19 Vaccine or the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), have not been approved or licensed by the FDA. Paxlovid has been authorized for emergency use by the FDA under an EUA, for the treatment of adults and pediatric patients (12 years of age and older weighing at least 40 kg) with a current diagnosis of mild-to-moderate COVID-19 and who are at high risk for progression to severe COVID-19, including hospitalization or death. Emergency uses of the Pfizer-BioNTech COVID-19 Vaccine and the Pfizer-BioNTech COVID-19 Vaccine, Bivalent have been authorized by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months and older. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the FFDCA, unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.
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
AVAILABLE INFORMATION
Our website is www.pfizer.com. This Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are, or will be, available (free of charge) on our website, in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.
Throughout this Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement. Please refer to this information. This Form 10-K will be available on our website on or about February 23, 2023. Our Proxy Statement will be available on our website on or about March 16, 2023.
Our 2022 ESG Report, which provides enhanced ESG disclosures, will be available on our website on or about March 16, 2023. We also have a Pfizer Investor Insights website, which includes articles on the company, its products and its pipeline, located at insights.pfizer.com. Information in our ESG Report and on the Pfizer Investor Insights website are not incorporated by reference into this Form 10-K.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “About—Investors” or “Newsroom” sections. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (our Facebook, Instagram (@Pfizerinc), YouTube and LinkedIn pages and Twitter accounts (@Pfizer and @Pfizer_News)). The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-K.
Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for Members of the Board of Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; information concerning our Board Committees; Committee Charters; Charter of the Lead Independent Director; and transactions in Pfizer securities by Directors and Officers are available on our website. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Pfizer Inc., 66 Hudson Boulevard East, New York, NY 10001-2192. We will disclose any future amendments to, or waivers from, provisions of the Pfizer Policies on Business Conduct affecting our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and executive officers on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules. Information relating to shareholder services, including the Computershare Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website.

Pfizer Inc.	2022 Form 10-K	iii

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
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, clinical trial results and other developing data; revenue contribution and projections; potential pricing and reimbursement; potential market dynamics and size; growth, performance, timing of exclusivity and potential benefits;
•strategic reviews, capital allocation objectives, dividends and share repurchases;
•plans for and prospects of our acquisitions, dispositions and other business development activities, and our ability to successfully capitalize on growth opportunities and prospects;
•sales, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings;
•expectations for impact of or changes to existing or new government regulations or laws;
•our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war and other large-scale crises; and
•manufacturing and product supply.
In particular, forward-looking information in this Form 10-K includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our 2023 revenue expectations; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid, including expectations for the commercial market for Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected patent term for Comirnaty; the expectations for ongoing revenue streams from Comirnaty and Paxlovid; the expected impact of patent expiries and generic competition; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2023; the benefits expected from our business development transactions; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; our planned capital spending; and the expected benefit payments from and employer contributions to our benefit plans.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in this Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in this Form 10-K, or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
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

Pfizer Inc.	2022 Form 10-K	1

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
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments, as well as challenges related to their manufacturing, supply and distribution;
•risks related to our ability to achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments, including, among other things, whether and when additional supply or purchase agreements will be reached and the risk that demand for any products may be reduced, no longer exist or not meet expectations, which may lead to excess inventory on-hand and/or in the channel or reduced revenues;
•trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or favorable formulary placement for our products;
•interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations and monetary policy actions in countries experiencing high inflation rates;
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
•the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, as well as any other corporate strategic initiatives and growth strategies, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs or organizational disruption;
•the ability to successfully achieve our climate goals and progress our environmental sustainability priorities;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, the impact of political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and its economic consequences, unstable governments and legal systems, inter-governmental disputes and natural disasters or disruptions related to climate change;
•legal defense costs, insurance expenses, settlement costs and contingencies, including those related to actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and the risk related to adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation and investigations;
•governmental laws and regulations affecting our operations, including, without limitation, the recently enacted IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S.,

Pfizer Inc.	2022 Form 10-K	2

the adoption of global minimum taxation requirements outside the U.S. and potential changes to existing tax law by the current U.S. Presidential administration and Congress.
Risks Related to Intellectual Property, Technology and Security:
•any significant breakdown or interruption of our IT systems and infrastructure (including cloud services);
•any business disruption, theft of confidential or proprietary information, security threats on facilities or infrastructure, extortion or integrity compromise resulting from a cyber-attack or other malfeasance by, but not limited to, nation states, employees, business partners or others;
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•risks to our products, patents and other intellectual property, such as: (i) claims of invalidity that could result in LOE; (ii) claims of patent infringement, including asserted and/or unasserted intellectual property claims; (iii) challenges faced by our collaboration or licensing partners to the validity of their patent rights; or (iv) any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection or agreeing not to enforce or being restricted from enforcing intellectual property rights related to our products, including Comirnaty and Paxlovid.

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
In addition, Pfizer continues to enhance its ESG strategy, which is focused on six areas where we see opportunities to create a meaningful impact: product innovation; equitable access and pricing; product quality and safety; diversity, equity and inclusion; climate change; and business ethics.
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
Our significant recent business development activities in 2022 include, among others: (i) the March 2022 acquisition of Arena, a clinical stage company developing innovative potential therapies for the treatment of several immuno-inflammatory diseases; (ii) the October 2022 acquisition of GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease; and (iii) the October 2022 acquisition of Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy for both acute treatment of migraine and prevention of episodic migraine in adults. For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Note 2.
COMMERCIAL OPERATIONS
In the fourth quarter of 2021, we began managing our commercial operations through a global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients.
Beginning in the third quarter of 2022, we made several organizational changes to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product or indication launches.

Pfizer Inc.	2022 Form 10-K	3

The changes include establishing a new commercial structure within Biopharma, optimizing our end-to-end R&D operations and further prioritizing our internal R&D portfolio, as well as realigning certain enabling and platform functions across the organization to ensure alignment with this new operating structure, which is designed to better support and optimize performance across three broad customer groups as follows:

Customer Groups	Description	Key Products
Primary Care
Includes:
•Former Internal Medicine product portfolio (innovative brands in cardiovascular metabolic, migraine and women’s health, as well as regional brands)
•Former Vaccines product portfolio (innovative vaccines across all ages with a pipeline focus on infectious diseases with significant unmet medical need)
•Products for COVID-19 prevention and treatment, and potential future mRNA and antiviral products
•Eliquis, Nurtec ODT/Vydura and the Premarin family •The Prevnar family, Nimenrix, FSME/IMMUN-TicoVac and Trumenba •Comirnaty •Paxlovid
Specialty Care
Includes:
•Former Inflammation & Immunology product portfolio (innovative brands and biosimilars for chronic immune and inflammatory diseases)
•Former Rare Disease product portfolio (innovative brands for a number of therapeutic areas with rare diseases, including amyloidosis, hemophilia, endocrine diseases and sickle cell disease)
•Former Hospital portfolio (global portfolio of sterile injectable and anti-infective medicines, excluding Paxlovid)
•Xeljanz, Enbrel (outside the U.S. and Canada), Inflectra, Eucrisa/Staquis and Cibinqo •The Vyndaqel family, Oxbryta, BeneFIX and Genotropin •Sulperazon, Medrol, Zavicefta, Zithromax, Vfend and Panzyga
Oncology	Includes innovative oncology brands of biologics, small molecules, immunotherapies and biosimilars across a wide range of cancers.	Ibrance, Xtandi, Inlyta, Retacrit, Lorbrena and Braftovi
For additional information on our operating segments and products, including product revenues, see Note 17, and for additional information on the key operational revenue drivers of our business, see the Analysis of the Consolidated Statements of Income section within MD&A. For a discussion of the risks associated with our dependence on certain of our major products, see the Item 1A. Risk Factors—Concentration section in this Form 10-K.
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
To that end, our R&D primarily focuses on our main therapeutic areas, which are inflammation and immunology, internal medicine, oncology, rare diseases, vaccines, and anti-infectives.
While a significant portion of our R&D is internal, we also seek promising chemical and biological lead molecules and innovative technologies developed by others to incorporate into our discovery and development processes or projects, as well as our portfolio. We do so by entering into collaboration, alliance and license agreements with universities, biotechnology companies and other firms as well as through acquisitions and investments. These collaboration, alliance and license agreements and investments allow us to share knowledge, risk and cost. They also enable us to access external scientific and technological expertise, as well as provide us the opportunity to advance our own products and in-licensed or acquired products. For information on certain of these collaborations, alliances and license arrangements and investments, see Note 2.
Our R&D Operations. In 2022, we continued to strengthen our global R&D operations and pursue strategies to improve R&D productivity to achieve a sustainable pipeline that is positioned to deliver value in the near term and over time. Our R&D activity is conducted through various platform functions that operate in parallel within our global operations, including the following:
•WRDM. Research units within WRDM are generally responsible for research and early-stage development assets for our business (assets that have not yet achieved proof-of-concept) and are organized by therapeutic area to enhance flexibility, cohesiveness and focus. We can rapidly redeploy resources within a research unit and between various projects to leverage, as necessary, common skills, expertise or focus. Science-based platform-services organizations within WRDM provide technical expertise and other services to various R&D projects and are organized into science-based functions. These organizations allow us to react more quickly and effectively to evolving needs by sharing resources among projects, candidates and targets across therapeutic areas and phases of development.
•GPD. Our GPD organization is a unified center for clinical development and regulatory activities that is generally responsible for the clinical development strategy and operational execution of clinical trials for both early- and late-stage clinical assets in Pfizer’s pipeline.
We manage R&D operations on a total-company basis through our platform functions described above. Specifically, the Portfolio Management Team (PMT), composed of senior executives, is accountable for aligning resources among all of our WRDM, GPD and R&D projects and for seeking to ensure optimal capital allocation across the innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility.

Pfizer Inc.	2022 Form 10-K	4

We do not disaggregate total R&D expense by development phase or by therapeutic area since, as described above, we do not manage all of our R&D operations by development phase or by therapeutic area. Further, as we are able to adjust a significant portion of our spending quickly, we believe that any prior-period information about R&D expense by development phase or by therapeutic area would not necessarily be representative of future spending.
For additional information, see the Costs and Expenses—Research and Development Expenses section within MD&A and Note 17.

Our R&D Pipeline. The process of drug and biological product discovery from initiation through development and to potential regulatory approval is lengthy and can take more than ten years. As of January 31, 2023, we had the following number of projects in various stages of R&D:
Development of a single compound is often pursued as part of multiple programs. While our drug candidates may or may not receive regulatory approval, new candidates entering clinical development phases are the foundation for future products. Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Product Developments section within MD&A. The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. For information on the risks associated with R&D, see the Item 1A. Risk Factors—Research and Development section in this Form 10-K.
COLLABORATION AND CO-PROMOTION
We use collaboration and/or co-promotion arrangements to enhance our development, R&D, sales and distribution of certain biopharmaceutical products, which include, among others, the following:
•Comirnaty is an mRNA-based coronavirus vaccine to help prevent COVID-19, which is being jointly developed and commercialized with BioNTech. Pfizer and BioNTech equally share the costs of development for the Comirnaty program. Comirnaty has been granted an approval or an authorization in many countries around the world in populations varying by country. We also share gross profits equally from commercialization of Comirnaty and are working jointly with BioNTech in our respective territories to commercialize the vaccine worldwide (excluding China, Hong Kong, Macau and Taiwan), subject to regulatory authorizations or approvals market by market. For discussion on Comirnaty, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 section within MD&A.
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
•Orgovyx (relugolix) is an oral gonadotropin-releasing hormone (GnRH) receptor antagonist for the treatment of adult patients with advanced prostate cancer that is being developed and commercialized with Myovant. The companies are also collaborating on Myfembree (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) for heavy menstrual bleeding associated with uterine fibroids in premenopausal women and the management of moderate to severe pain associated with endometriosis in premenopausal women. The companies equally share profits and allowable expenses in the U.S. for Orgovyx, and in the U.S. and Canada for Myfembree, with Myovant bearing our share of allowable expenses up to a maximum of $50 million in 2022. Pfizer does not have rights outside of these markets. Myovant remains responsible for regulatory interactions and drug supply and continues to lead clinical development for the relugolix combination tablet.
Revenues associated with these arrangements are included in Alliance revenues (except in certain markets where we have direct sales and except for the majority of revenues for Comirnaty, which are included as direct product revenues). In addition, we have collaboration arrangements for the development and commercialization of certain pipeline products that are in development stage, including, among others, (i) with BioNTech to develop a modified mRNA-based vaccine for the prevention of varicella zoster (Shingles), and (ii) with Valneva to co-develop and commercialize Valneva’s Lyme disease vaccine candidate, VLA15. For further discussion of collaboration and co-promotion agreements, see the Item 1A. Risk Factors—Collaborations and Other Relationships with Third Parties section in this Form 10-K and Notes 2 and 17.
INTERNATIONAL OPERATIONS
Our operations are conducted globally, and we supply our medicines and vaccines to over 185 countries and territories. Emerging markets are an important component of our strategy for global leadership, and our commercial structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets. Urbanization and the rise of the middle class in emerging markets provide potential growth opportunities for our products.

Pfizer Inc.	2022 Form 10-K	5

Revenues from operations outside the U.S. of $57.9 billion accounted for 58% of our total revenues in 2022. Revenues exceeded $500 million in each of 24, 21 and 8 countries outside the U.S. in 2022, 2021 and 2020, respectively. The increase in the number of countries exceeding $500 million in revenues in 2022 and 2021 was primarily driven by Comirnaty as well as, in 2022, Paxlovid. As a percentage of revenues, our largest country outside the U.S. was Japan in 2022. For a geographic breakdown of revenues, see the Revenues by Geography section within MD&A and Note 17B.
Our international operations are subject to risks inherent in carrying on business in other countries. For additional information, see the Item 1A. Risk Factors—Global Operations and Item 1. Business—Government Regulation and Price Constraints sections in this Form 10-K.
SALES AND MARKETING
Our prescription biopharmaceutical products, with the exception of Paxlovid, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2022, we principally sold Paxlovid to government agencies. In the U.S., we primarily sell our vaccines directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. Certain of these government contracts may be renegotiated or terminated at the discretion of a government entity. In addition, our contracts with government and supranational organizations for the sales of Comirnaty and Paxlovid, which are binding contracts, represented a significant amount of revenues in 2022. To date, we primarily sold Comirnaty and Paxlovid globally under government contracts. We expect sales of Comirnaty and Paxlovid in the U.S. will transition to commercial channels in the second half of 2023. We also seek to gain access for our products on formularies, which are lists of approved medicines available to members of healthcare programs or PBMs. PBMs use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions. We may also work with payers on disease management programs that help to develop tools and materials to educate patients and physicians on key disease areas. For information on our significant customers, see Note 17C.
We promote our products to healthcare providers and patients consistent with applicable laws. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers and patients; MCOs that provide insurance coverage, such as hospitals, integrated delivery systems, PBMs and health plans; and employers and government agencies who hire MCOs to provide health benefits to their employees. In the U.S., we market directly to consumers through direct-to-consumer advertising that seeks to communicate the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues and our patient assistance programs.
As part of our commitment to engaging our customers in the manner they prefer, we took a hybrid approach of virtual and in person engagements and see positive customer response to both approaches. During the COVID-19 pandemic, we adapted our promotional platform by amplifying our digital capabilities to reach healthcare professionals and customers to provide critical education and information, including increasing the scale of our remote engagement.
PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS
Patents. We own or license a number of patents covering pharmaceutical and other products, their uses, formulations, and product manufacturing processes.
Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The scope of protection afforded by a patent can vary from country to country and depends on the patent type, the scope of its patent claims and the availability of legal remedies. Patent term extensions (PTE) may be available in some countries to compensate for a loss of patent term due to delay in a product’s approval due to the regulatory requirements. One of the primary considerations in limiting our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products, although international and U.S. free trade agreements have included some global protection of intellectual property rights. For additional information, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K.
In various markets, a period of regulatory exclusivity may be provided for drugs or vaccines upon approval. The scope and term of such exclusivity will vary but, in general, the period will run concurrently with the term of any existing patent rights associated with the drug at the time of approval.

Pfizer Inc.	2022 Form 10-K	6

Based on current sales, and considering the competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, are as follows:

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Inlyta	2025	2025	2025
Xeljanz	2025	2028(2)	2025
Prevnar 13/Prevenar 13	2026	(3)	2029
Eliquis(4)	2026	2026	2026
Ibrance	2027	2028	2028
Xtandi(5)	2027	(5)	(5)
Vyndaqel/Vyndamax/Vynmac	2024 (2028 pending PTE)	2026	2026/2029(6)
Xalkori	2029	2027	2028
Nurtec ODT/Vydura	2030 (2034 pending PTE)	2030 (2035 pending SPC)	2030(7)
Braftovi(8)	2030 (2031 pending PTE)	(8)	(8)
Mektovi(8)	2031(9)	(8)	(8)
Ngenla(10)	(7)(11)	2032(2)	2030(2)
Oxbryta	2033	2032 (2037 pending SPC)	2032(7)
Lorbrena	2033	2034	2036
Prevnar 20/Apexxnar	2033 (2035 pending PTE)	2033 (2037 pending SPC)	2033(7)
Cibinqo	2034 (2036 pending PTE)	2034 (2036 pending SPC)	2034 (2038 pending PTE)
Pfizer-BioNTech COVID-19 Vaccine	(12)	(12)(13)	(12)
Paxlovid	2041	2041	2041
Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5)/ Comirnaty Original/Omicron BA.1 Vaccine	(12)	(12)(13)	(12)
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
(2)Expiry is provided by regulatory exclusivity in this market.
(3)The Europe patent that covers the combination of the 13 serotype conjugates of Prevenar 13 was revoked following an opposition and has now been withdrawn. There are other Europe patents and pending applications covering the formulation, various aspects of the manufacturing process, and the combination of serotype conjugates of Prevenar 13 that remain in force.
(4)Eliquis was developed and is being commercialized in collaboration with BMS. In the U.S., we and BMS previously settled certain patent litigations with a number of generic companies permitting their launch of a generic version of Eliquis on April 1, 2028 (the settled generic companies). We continued to litigate against three remaining generic companies and following the resolution of the litigation in our favor, the three generic companies are not permitted to launch their products until the 2031 expiration date of the formulation patent. Both the composition of matter patent expiring in November 2026 and the formulation patent expiring in 2031 may be subject to future challenges. While we cannot predict the outcome of any potential future litigation, there are certain potential alternatives that might occur which could potentially permit generic launch prior to April 1, 2028: (a) if the formulation patent is held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant would be permitted to launch on November 21, 2026; or (b) if both patents are held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant could launch products immediately upon such an adverse decision.
Refer to Note 16A1 for more information.
(5)Xtandi is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S. Pfizer receives tiered royalties as a percentage of international Xtandi net sales.
(6)Vyndaqel (tafamidis meglumine) basic patent expiry in Japan is August 2026 for treatment of polyneuropathy. Vynmac (tafamidis) was approved in Japan for treatment of cardiomyopathy with regulatory exclusivity expiring in March 2029.
(7)Product not yet approved or authorized in this market.
(8)We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets. The Pierre Fabre Group has exclusive rights to commercialize both products in Europe and Ono has exclusive rights to commercialize both products in Japan. We receive royalties from The Pierre Fabre Group and Ono on sales of Braftovi and Mektovi in majority of markets outside the U.S.
(9)Mektovi U.S. expiry is provided by a method of use patent.
(10)Ngenla is being developed in collaboration with OPKO.
(11)Expiry expected to be provided by regulatory exclusivity in this market.
(12)The basic product patent application has been filed in these markets. If granted, a full term is expected in these markets. Product is being developed and commercialized in collaboration with BioNTech.
(13)Pfizer does not have co-promotion rights for this product in Germany.
Loss of Intellectual Property Rights. The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce identical or highly similar products and sell them for a lower price. The date at which generic or

Pfizer Inc.	2022 Form 10-K	7

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
Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. For example, the basic product patent for Sutent expired in the U.S. in 2021 and in Europe in 2022. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates included in this Form 10-K or that we assume when we provide our financial guidance. For additional information on the impact of LOEs on our revenues, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our 2022 Performance section within MD&A.
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
To address competitive trends we continually emphasize innovation, which is underscored by our multi-billion-dollar investment in R&D, as well as our business development transactions, both designed to result in a strong and differentiated product pipeline. Our investment in research continues even after drug or vaccine approval as we seek to further demonstrate the value of our products for the conditions they treat or prevent, as well as potential new applications. We educate patients, physicians, payers and global health authorities on the benefits and risks of our medicines and vaccines, and seek to continually enhance the organizational effectiveness of our biopharmaceutical functions, including to accurately and ethically launch and market our products to our customers.
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
Generic Products. Generic pharmaceutical manufacturers pose one of the biggest competitive challenges to our branded small molecule products because they can market a competing version of our product after the expiration or loss of our patent and often charge much less. Several competitors regularly challenge our product patents before their expiration. Generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. In China, for example, we expect to continue to face intensified competition by certain generic manufacturers in 2023 and beyond, which may result in price cuts and volume loss of some of our products. In addition, generic versions of competitors’ branded products may also compete with our products.
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

Pfizer Inc.	2022 Form 10-K	8

PRICING PRESSURES AND MANAGED CARE ORGANIZATIONS
Commercial Pricing Pressures. Pricing and access pressures in the commercial sector continue to be significant. Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Many employers have adopted or make available high deductible health plans, which can increase out-of-pocket costs for medicines. This trend is likely to continue. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates for payors and a reduction in demand for our products, including denial of coverage of our products, if lower cost alternatives are available. Pricing pressures also may occur as a result of highly competitive insurance markets. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
Longer term, we foresee a shift among payors and their pharmacy benefits managers in focus away from fee-for-service reimbursement towards outcomes-based payments and risk-sharing arrangements that reward providers and pharmaceutical manufacturers for cost reductions and improved patient outcomes. These new payment models can, at times, lead to lower prices for, and restricted access to, new medicines. At the same time, these models can also promote utilization of drugs by encouraging physicians to screen and diagnose and consider drugs as a means of forestalling more costly medical interventions. Further, these models may also encourage payors and their pharmacy benefits managers to cover higher cost drugs where coverage is tied to patient outcomes and other quality incentives.
The impact of COVID-19 and related large-scale healthcare disruptions on the pace of adoption of value-based payment models remains unclear. Both payors and providers may resist adopting such models or choose to adopt such models at a slower pace if the incentives available do not outweigh the financial risk involved. Unprecedented pressures on critical care and the reductions in elective surgeries during the COVID-19 pandemic undermined revenue predictability for hospitals and other institutional providers. As a result, providers may weigh their ability to take on the financial risk of downside value-based payment models. In contrast, providers in more advanced value-based payment models, such as full capitation, a fixed amount paid in advance per patient per unit of time-period, generally found their revenues remained steady during the pandemic, which may ultimately encourage the growth of such models. Going forward, we expect continued focus on value-based payment models that support financial resiliency and advance health care equity by incorporating features intended to reduce disparities in health care quality and access experienced by underrepresented and underserved populations.
We believe medicines and vaccines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and help ensure access to medicines and vaccines within an efficient and affordable healthcare system. This includes assessing our go-to market model to address patient affordability challenges. We have engaged with major payors and the U.S. government to explore opportunities to improve access and reimbursement in an effort to drive pro-patient policies. In addition, in response to the evolving U.S. and global healthcare spending landscape, we work with health authorities, health technology assessment and quality measurement bodies and major U.S. payers throughout the product-development process to better understand how these entities value our compounds and products. Further, we are developing stronger support to demonstrate the net value of the medicines and vaccines that we discover or develop, register and manufacture.
For information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints and Item 1A. Risk Factors—Pricing and Reimbursement sections in this Form 10-K.
Managed Care Organizations. The evolution of managed care in the U.S. has been a major factor in the competitiveness of the healthcare marketplace. Approximately 307 million people in the U.S. now have some form of health insurance coverage, and the marketing of prescription drugs and vaccines to both consumers and the entities that manage coverage in the U.S. continues to grow in importance. In particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, consolidation in the MCO industry has resulted in fewer, even larger MCOs, which enhances those MCOs’ ability to negotiate lower pricing and further increases their importance to our business. Since MCOs seek to contain and reduce healthcare expenditures, their growing influence has increased downward pressure on drug prices, as well as negatively impacted revenues.
MCOs and their PBMs typically negotiate prices with pharmaceutical providers by using formularies (which are lists of approved medicines available to MCO members), clinical protocols (which require prior authorization for a branded product if a generic product is available or require the patient to first fail on one or more generic products before permitting access to a branded medicine), volume purchasing, long-term contracts and their ability to influence volume and market share of prescription drugs. In addition, by placing branded medicines on higher-tier or non-preferred status in their formularies, MCOs transfer to the patient higher patient out-of-pocket expenses. This financial disincentive is a tool for MCOs to manage drug costs and channel patients to medicines preferred by the MCOs. We expect payment reforms for MCOs will continue to evolve with increased emphasis on expanded participation and on removing barriers to equitable health care.
The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics as ways to manage costs. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed, and drugs that can help in chronic care management and reduce the need for hospitalization, professional therapy or surgery may become favored first-line treatments for certain diseases. At the same time, MCOs may seek to exclude high-cost drugs from formularies in their efforts to manage and lower their costs.
Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population and beyond. Consequently, pharmaceutical companies compete to gain access to formularies for their products, typically on the basis of unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, as well as the overall cost of the therapy. We continue to seek to ensure that our major products are included on MCO formularies. However, increasingly our branded products are being placed on the higher tiers or in a non-preferred status. For additional information, see the Item 1A. Risk Factors—Managed Care Trends section in this Form 10-K.
RAW MATERIALS
We procure raw materials essential to our business from numerous suppliers worldwide. In general, these materials have been available in sufficient quantities to support our demand and in many cases are available from multiple suppliers. No significant impact to our operations due to the availability of raw materials is currently anticipated in 2023. However, we are seeing an increase in overall demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our

Pfizer Inc.	2022 Form 10-K	9

business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact, including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS
We are subject to extensive regulation by government authorities in the countries in which we do business. This includes laws and regulations governing the operations of biopharmaceutical companies, such as the approval, manufacturing and marketing of products, pricing (including discounts and rebates) and data privacy, among others. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and/or administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions, and could result in harm to our reputation and business. For additional information, see Note 16A. Compliance with these laws and regulations may be costly, and may require significant technical expertise and capital investment to ensure compliance. While capital expenditures or operating costs for compliance with government regulations cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position.
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
A drug or biologic may be subject to postmarketing commitments, which are studies or clinical trials that the product sponsor agrees to conduct, or postmarketing requirements, which are studies or clinical trials that are required as a condition of approval. In addition, we are also required to report adverse events and comply with cGMP (the FDA regulations that govern all aspects of manufacturing quality for pharmaceuticals) and the Drug Supply Chain Security Act (the law that, among other things, sets forth requirements related to product tracing, product identifiers and verification for manufacturers, wholesale distributors, repackagers and dispensers to facilitate the tracing of product through the pharmaceutical distribution supply chain), as well as advertising and promotion regulations. For additional information, see the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —Post-Authorization/Approval Data sections in this Form 10-K.
In the context of public health emergencies, like the COVID-19 pandemic, we may apply to the FDA for an EUA, which, if granted, allows for the distribution and use of our products during the declared emergency, in accordance with the conditions set forth in the EUA, unless the EUA is terminated by the government. Although the criteria for an EUA differ from the criteria for approval of an NDA or BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing obligations. The FDA generally expects EUA holders to work toward submission of full applications, such as a BLA or an NDA, as soon as possible.
Biosimilar Regulation. The FDA is responsible for approval of biosimilars. Innovator biologics, or reference products, are entitled to 12 years exclusivity. Applications for biosimilars may not be submitted until four years after the date on which the reference product was first licensed and may not be approved until 12 years after the reference product was first licensed.
Sales and Marketing Regulations. Our marketing practices are subject to state laws, as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute prohibits corruptly soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payers, such as Medicare and Medicaid, that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
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
In addition, in order to have our products covered by Medicaid, we must offer discounts or rebates on purchases of pharmaceutical products under various federal and state programs. We also must report specific prices to government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures. See the discussion regarding rebates in the Revenue Deductions section within MD&A and Note 1G.
Government and private payers routinely seek to manage utilization and control the costs of our products, and there is considerable public and government scrutiny of pharmaceutical pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented. We expect to see continued focus by Congress and the Biden Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs. For example, in August 2022, the IRA was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business. For example,

Pfizer Inc.	2022 Form 10-K	10

certain changes finalized by the CMS in December 2020 for the Medicaid Drug Rebate Program may increase our Medicaid liability, including for drugs that are considered to be “new formulations” of existing drugs. Additional changes to the 340B program are undergoing review and their status is unclear. In 2022, we implemented a policy that will help improve contract pharmacy integrity. The HHS has sent letters to numerous manufacturers that have also implemented contract pharmacy integrity initiatives expressing the view that their programs are in violation of the 340B statute, and referring those programs for potential enforcement action. Several manufacturers have challenged HHS’s enforcement letters in federal court and litigation is ongoing in those cases. We believe that our program is consistent with the statute. Additional legal or legislative developments at the federal or state level with respect to the 340B program may have an adverse impact on our integrity initiative, and we may face enforcement action or penalties, depending upon such developments. For additional information, see the Item 1A. Risk Factors—Pricing and Reimbursement section in this Form 10-K.
A majority of states use preferred drug lists to manage access to pharmaceutical products under Medicaid, including some of our products. For example, access to our products under the Medicaid managed care programs typically is determined by the health plans with which state Medicaid agencies contract to provide services to beneficiaries. States seek to control healthcare costs related to Medicaid and other state healthcare programs, including the implementation of supplemental rebate agreements under the Medicaid drug rebate program tied to patient outcomes. States’ budgets were impacted less by the COVID-19 pandemic than expected and are generally growing. However, we expect states will continue to seek cost cutting within Medicaid, which may focus on managed care capitation payments and/or formulary management. States may also advance drug-pricing initiatives with a focus on affordability review boards, financial penalties related to pricing practices, manufacturer pricing and reporting requirements, as well as regulation of prescription drug assistance, copay accumulator, or copay maximizer programs in the commercial market. Payers may promote generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. For additional information, see the Item 1A. Risk Factors—Managed Care Trends section in this Form 10-K.
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
Outside the United States
New Drug Approvals. In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products, and employs a centralized procedure for approval for the EU and the European Economic Area (EEA) countries. In the U.K., the Medicines and Healthcare Products Regulatory Agency is the sole regulatory authority. In Japan, the Pharmaceuticals and Medical Device Agency is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. In China, the National Medical Product Administration is the primary regulatory authority for approving and supervising medicines. Health authorities in many middle- and lower-income countries require marketing approval by a recognized regulatory authority (e.g., the FDA or EMA) before they begin to conduct their application review process and/or issue their final approval.
Pharmacovigilance. In the EU, the EMA’s PRAC is responsible for reviewing and making recommendations on product safety issues. Outside developed markets, pharmacovigilance requirements vary and are generally not as extensive, but there is a trend toward increasing regulation.
Pricing and Reimbursement. Certain governments, including in the different EU member states, the U.K., Japan, China, Canada and South Korea, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments globally may use a variety of measures to control costs, including, among others, proposing price reform or legislation, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In addition, the international patchwork of price regulation, differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicines in many markets and some third-party trade in our products between countries. Several important multilateral organizations such as the World Health Organization are increasing scrutiny of international pharmaceutical pricing through policy recommendations and sponsorship of programs, such as “The Oslo Medicines Initiative” which aims to ensure “affordability for high-priced medicines”. In November 2020, the EC published its Pharmaceutical Strategy for Europe which envisions a broad range of new initiatives and legislation including a significant focus on tackling the persisting inequalities on access, affordability and availability of medicines across the EU.
In China, pricing pressures have increased in recent years because of an overall focus on healthcare cost containment with the central government emphasizing improved health outcomes and decreased drug prices as key indicators of progress towards its healthcare reform. For patented products, drug prices have decreased dramatically as a result of adding innovative drugs (including oncology medicines and orphan drugs) to the National Reimbursement Drug List (NRDL) via access-price negotiation. In the off-patent space, numerous local generics have been officially deemed bioequivalent under a QCE process that required generic drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). A centralized VBP program—a tendering process where a certain portion of included molecule volumes are guaranteed to tender winners—aims to contain healthcare costs by driving utilization of generics that have passed QCE. This has resulted in further lowering the price of medicines, especially off-patent medicines; this trend is expected to continue. Furthermore, the Chinese government has promulgated price bidding rules in June 2022 for enlisting off-patent products (excluding VBP products and certain products directly priced by government) onto the NRDL with the goal of unifying the reimbursement price between QCE-approved generic medicines and the applicable original medicines. Pfizer, along with most off-patent originators, have mostly not been successful in the VBP bidding process. The government has indicated that additional post-LOE drugs (including biological products) could be subjected to VBP qualification in future rounds. Certain of our products, such as Sulperazon and Vfend injectables, are likely to be included in future rounds. While certain details of future QCE expansion have been made available, we are unable to determine the impact on our business and financial condition until the initiation of these future rounds.

Pfizer Inc.	2022 Form 10-K	11

Healthcare Provider Transparency and Disclosures. Several countries have implemented laws requiring (or industry trade associations have recommended) disclosure of transfers of value made by pharmaceutical companies to healthcare providers and/or healthcare organizations, such as academic teaching hospitals.
Intellectual Property. Reliable patent protection and enforcement around the world are among the key factors we consider for continued business and R&D investment. The WTO Agreement on Trade Related Aspects of Intellectual Property Rights (WTO-TRIPS) requires participant countries to provide patent and other intellectual property-related protection for pharmaceutical products by law, with a time-limited exemption provided for least-developed countries. While some countries have made improvements, we still face patent grant, enforcement and other intellectual property challenges in many countries.
While the global intellectual property policy environment has generally improved following implementation of WTO-TRIPS and bilateral/multilateral trade agreements, our growth and ability to bring new product innovation to patients depends on further progress in intellectual property protection. In certain developed international markets, governments maintain relatively effective intellectual property policies. However, in the EU, pursuant to the ongoing review of pharmaceutical intellectual property and regulatory incentives, legislative proposals expected to be introduced in 2023 may result in the reduction of certain protections. In several emerging market countries, governments have used intellectual property policies as a tool to force innovators to accept less than fair value for medicines, as well as to advance industrial policy and localization goals. The WTO continues to address the role of intellectual property in the context of the COVID-19 pandemic response. This includes the June 2022 Ministerial Decision on the Agreement on Trade-Related Aspects of Intellectual Property Rights, which seeks to make it easier for certain WTO members to issue a compulsory license on COVID-19 vaccines, and discussions continue on whether to expand that decision to COVID-19 therapeutics and diagnostics.
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
Data Privacy. Outside of the U.S., many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including but not limited to, the EU’s General Data Protection Regulations and China’s Personal Information Protection Law. The legislative and regulatory framework for privacy and data protection issues worldwide is also rapidly evolving as countries continue to adopt new and updated privacy and data security laws. The interpretation and application of such laws and regulations remain uncertain and continues to evolve. In addition, enforcement of such laws and regulations is increasing.
ENVIRONMENTAL MATTERS
Our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. We incurred capital and operational expenditures in 2022 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows: $88 million in environment-related capital expenditures and $148 million in other environment-related expenses.
While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or financial position. See also Note 16A3.
As a science guided organization, we take a proactive approach to our environmental sustainability initiatives. In 2022, we announced a new goal to further reduce GHG emissions and achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. As part of this goal, Pfizer aims to decrease its GHG emissions by 95% and its value chain emissions by 90% from 2019 levels by 2040. To support our goal, we are developing our emission reduction plan, which will include strategies to achieve reductions throughout our value chain including investing in new technologies and innovative climate solutions, and urging all of our suppliers to unite with us in making a commitment to action and integrating ambitious climate impact reduction targets into their management processes. Related expenses and capital spending incurred for 2022 were not material to our consolidated financial statements. While capital and operational expenditures will be incurred to meet our goal, we do not currently anticipate they will have a material effect on our financial position in the near term. Longer term uncertainties regarding availability of commercially available technologies among others make it difficult to predict the financial impact of meeting the goal and we will continue to assess and monitor the financial impact of the emission reduction plan.
For a discussion of the risks associated with climate change and our environmental initiatives, see the Item 1A. Risk Factors—Climate Change and Sustainability section in this Form 10-K.
HUMAN CAPITAL
Our purpose is: Breakthroughs that change patients’ lives. These breakthroughs are delivered through the relentless collaboration of our talented workforce. As of December 31, 2022, we employed approximately 83,000 people worldwide, with approximately 32,000 based in the U.S. Women compose approximately 51% of our global workforce, and approximately 37% of our U.S.-based employees are individuals with ethnically diverse backgrounds.
Our continued success links directly to the commitment, engagement and performance of our employees. It is important that we not only attract and retain the best and brightest diverse talent, but also ensure they remain engaged and can thrive in an environment that is committed to helping them grow, succeed and contribute directly to achieving our purpose. As part of these efforts, we strive for an inclusive and empowering work environment, adopting practices to simplify processes and remove needless complexity, rewarding both performance and leadership skills, fostering career growth and internal mobility and offering competitive compensation and benefits programs that encourage mental and physical well being.
Core Values. To fully realize Pfizer’s purpose we have established a clear set of goals regarding what we need to achieve for patients and how we will go about achieving them. The “how” is represented by four simple, powerful company values – Courage, Excellence, Equity and Joy.

Pfizer Inc.	2022 Form 10-K	12

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
Diversity, Equity and Inclusion. At Pfizer, every person deserves to be seen, heard and cared for. We embed diversity, equity and inclusion in our workplace and our purpose of delivering breakthroughs that change patients’ lives. As we work to bring together people with different backgrounds, perspectives and experiences we take specific actions to help foster an inclusive environment within Pfizer and beyond, including, among others: (i) building a more inclusive colleague experience through representation and meaningful connections; (ii) advancing equitable health outcomes by evaluating our work through the lens of the communities we serve, (iii) providing resources on allyship and the science behind inclusion to support all colleagues in having courageous conversations about equity, race and the avoidance of bias; (iv) working to help transform society with external diversity, equity and inclusion partnerships, including deploying capital, engaging diverse suppliers and amplifying equity initiatives; and (v) working to help ensure demographics of clinical trials correlate to those of the countries where trials are taking place.
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
In 2022, we continued to maintain low turnover rates relative to the pharmaceutical industry and in our 2022 Pfizer Pulse survey, on average, 88% of colleagues reported feeling engaged, as measured by pride in working at Pfizer, willingness to recommend Pfizer as a great place to work and intent to stay. In addition, 93% of the colleagues agreed that their daily work contributes to our purpose.
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
In 2022, Pfizer continued the shift from a traditional, linear view of career growth to one that is built on aspirations and empowers individuals to boldly own their growth journey. We deepened our efforts to redefine growth as a fluid process that promotes incremental in-role growth or mobility along horizontal, vertical or diagonal individualized pathways—what we are calling “Zig-Zag” growth. Our commitments to colleague development consist of specific actions to encourage non-linear “zig-zag” career growth paths for all colleagues, including (i) a common language around growth—along with a guiding framework—to help colleagues identify their next best growth experience, (ii) tools and resources to encourage growth conversations and offer transparency on the sources of growth available, and (iii) a variety of opportunities to grow through experiences, connections with others and learning programs, including mentoring, job rotations, experiential projects, skill-based volunteering and personalized learning pathways that address a variety of topics, including leadership and management skills and industry- and job-specific learning, as well as general business, manufacturing, finance and technology skills.
Health, Safety and Well-Being. Protecting the health, safety and well-being of colleagues and contingent workers, all of whom are essential to delivering our business objectives, is an integral part of how we operate. Our Global Environment, Health & Safety (EHS) Policy and supporting standards outline our approach to assessment, evaluation, elimination, and mitigation of EHS risks across our operations globally. In 2022, we continued to carry out our COVID-19 pandemic preparedness and response procedures to help ensure on-site workers at all of our locations globally remained safe and healthy. These precautions have been instrumental in protecting our workforce and helping ensure a continued supply of medicines and vaccines to patients. During 2022, we (i) continued to provide vaccinations for COVID-19 and other diseases to colleagues in countries where employer vaccination programs are permitted, (ii) broadened our partnership with Thrive Global, a wellness and organizational change initiative with a primary focus on colleague mental health and wellness, (iii) provided educational webinars and information sessions on mental health and well-being, nutrition and work life balance through our employee assistance program provider, including targeted support for our colleagues in Russia and Ukraine, and (iv) shared wellness tips through the global Pfizer World intranet platform. In addition, as public health recommendations supported the return of colleagues to office locations on a more regular basis, Pfizer ensured benefits and processes were in place to reinforce personal wellness and work life balance. For example, beginning in 2023 we are implementing a new, flexible working model that enables work to be regularly conducted from home while maintaining regular on-site collaboration to provide greater flexibility for many of our colleagues.
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

Pfizer Inc.	2022 Form 10-K	13

ITEM 1A.	RISK FACTORS
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
COMPETITIVE PRODUCTS
Competitive product launches may erode future sales of our products, including our existing products and those currently under development, or result in unanticipated product obsolescence. Such launches continue to occur, and potentially competitive products are in various stages of development. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat or prevent diseases and conditions like those treated or prevented by our in-line products and product candidates.
Some of our competitors may have competitive, technical or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas, and consolidation among certain pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or indications they may bring to market. Our products have been competing and may continue to compete, and our product candidates may compete, against products or product candidates that offer higher rebates or discounts, lower prices, equivalent or superior efficacy, better safety profiles, easier administration, earlier market availability or other competitive features. If we are unable to compete effectively, this could reduce sales, which could negatively impact our results of operations.
In addition, competition from manufacturers of generic drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, is a major challenge for our branded products. Certain of our products have experienced significant generic competition over the last few years. For additional information, see the Item 1. Business—Patents and Other Intellectual Property Rights section in this Form 10-K. In China, we expect to continue to face intense competition by certain generic manufacturers, which have resulted, and may result in the future, in price cuts and volume loss of some of our products.
In addition, our patented products may face generic or biosimilar competition before patent exclusivity expires, including from “at-risk” launch (despite pending patent infringement litigation against the generic or biosimilar product) by a manufacturer of a generic or biosimilar version of one of our patented products. Generic and biosimilar manufacturers have filed or could file applications with the FDA seeking approval of product candidates that they claim do not infringe our patents or claim that our patents are not valid. Our licensing and collaboration partners also face challenges by generic drug manufacturers to patents covering products for which we have licenses or co-promotion rights.
We may become subject to competition from biosimilars referencing our biologic products if competitors are able to obtain marketing approval for such biosimilars.
We also commercialize biosimilar products that compete with products of others, including other biosimilar products. The entry to the market of competing biosimilars is expected to increase pricing pressures on our biosimilar products. Uptake of our biosimilars may be lower due to various factors, such as anti-competitive practices, access challenges where our product may not receive appropriate coverage/reimbursement access or remains in a disadvantaged position relative to an innovator product, physician reluctance to prescribe biosimilars for existing patients taking the innovative product, or misaligned financial incentives for certain prescribers.
For additional information on competition our products face, see the Item 1. Business—Competition section in this Form 10-K.

Pfizer Inc.	2022 Form 10-K	14

CONCENTRATION
We recorded direct product and/or Alliance revenues of more than $1 billion for each of ten products that collectively accounted for 82% of our total revenues in 2022. In particular, Comirnaty and Paxlovid together accounted for 57% of our total revenues in 2022. For additional information, see Notes 1 and 17. If these products or any of our other major products were to experience loss of patent protection (if applicable), changes in prescription or vaccination purchasing or growth rates, reduced product demand, material product liability litigation, unexpected side effects or safety concerns, regulatory proceedings or investigations, lower governmental and/or regulatory confidence, negative publicity affecting doctor or patient confidence, pressure from competitive products, changes in labeling, pricing and access pressures or supply shortages or if a new, more effective product should be introduced, the adverse impact on our revenues could be significant. In particular, certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and patents covering a number of our best-selling products are, or have been, the subject of pending legal challenges. For additional information on our patents, see the Item 1. Business—Patents and Other Intellectual Property Rights section in this Form 10-K. For Comirnaty and Paxlovid, while we believe that these products have the potential to provide ongoing revenue streams for Pfizer for the foreseeable future, revenues of these products following the COVID-19 pandemic may not be at similar levels as those generated during the pandemic. For 2023, our revenue guidance for Comirnaty and Paxlovid as of January 31, 2023 is significantly lower than the 2022 revenues from these products. For information on risks associated with Comirnaty and Paxlovid, see the COVID-19 section below.
In addition, we sell our prescription biopharmaceutical products, with the exception of Paxlovid, principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2022, we principally sold Paxlovid to government agencies. We primarily sell our vaccines in the U.S. directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. For additional information, see Note 17C. If one of our significant customers should encounter financial or other difficulties, it might decrease the amount of business such customer does with us and/or we might be unable to timely collect all the amounts that such customer owes us or at all, which could negatively impact our results of operations. In addition, we expect that consolidation and integration of pharmacy chains and wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us.
RESEARCH AND DEVELOPMENT
The discovery and development of new products, as well as the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share or to respond to healthcare and innovation trends, as well as to provide for earnings growth, primarily through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements. Growth depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high, as are regulatory requirements in many therapeutic areas, which may affect the number of candidates we are able to fund as well as the sustainability of the R&D portfolio. Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved.
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
GLOBAL OPERATIONS
We operate on a global scale and could be affected by currency fluctuations; capital and exchange controls; local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets; expropriation and other restrictive government actions; changes in intellectual property; legal protections and remedies; trade regulations; tax laws and regulations; and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and its economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.
Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable. Additionally, local economic conditions may adversely affect the ability of payers, as well as our distributors, customers, suppliers and service providers, to pay for our products, or otherwise to buy necessary inventory or raw materials, and to perform their obligations under agreements with us.
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

Pfizer Inc.	2022 Form 10-K	15

We operate in many countries and transact in many different currencies. Changes in the value of those currencies relative to the U.S. dollar, or high inflation in those countries, can impact our revenues, costs and expenses and our financial guidance. Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to exchange rate changes. 58% of our total 2022 revenues were derived from international operations, including 26% from Europe and 20% from Japan, China and the rest of the Asia Pacific region. Future changes in exchange rates or economic conditions and the impact they may have on our results of operations, financial condition or business are difficult to predict. For additional information about our exposure to foreign currency risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
In addition, our borrowing, pension benefit and postretirement benefit obligations and interest-bearing investments are subject to risk from changes in interest and exchange rates. The risks related to interest-bearing investments and borrowings and the measures we have taken to help contain them are discussed in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A and Note 7E. For additional details on critical accounting estimates and assumptions for our benefit plans, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Note 11.
PRODUCT MANUFACTURING, SALES AND MARKETING RISKS
We could encounter difficulties, delays or inefficiencies in our supply chain, product manufacturing and distribution networks, as well as sales or marketing, due to regulatory actions, shut-downs, work stoppages or strikes, approval delays, withdrawals, recalls, penalties, supply disruptions, shortages or stock-outs at our facilities or third-party facilities that we rely on, reputational harm, the impact to our facilities due to health pandemics or natural or man-made disasters, including as a result of climate change, product liability or unanticipated costs. Examples of such difficulties or delays include the inability to increase production capacity commensurate with demand; challenges related to component materials to maintain supply and/or appropriate quality standards throughout our supply network and/or comply with applicable regulations; inability to supply certain products due to voluntary product recalls; and supply chain disruptions at our facilities or at a supplier or vendor. In addition, we engage contract manufacturers, and, from time to time, our contract manufacturers may face difficulties or are unable to manufacture our products at the necessary quantity or quality levels.
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
In 2021, Pfizer recalled all lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. We currently also have a voluntary recall across multiple markets and a global pause in shipments of Chantix. Technical solutions are being pursued to reduce nitrosamine levels in Chantix to enable return to market. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines. This has led to additional voluntary recalls initiated for other products in 2022, and may lead to additional recalls or other market actions for Pfizer products.
COLLABORATIONS AND OTHER RELATIONSHIPS WITH THIRD PARTIES
We depend on third-party collaborators, service providers, and others in the research, development, manufacturing and commercialization of our products and product candidates and also enter into JVs and other business development transactions. To achieve expected longer-term benefits, we may make substantial upfront payments as part of these transactions, which may negatively impact our earnings or cash flows. We rely heavily on these parties for multiple aspects of our drug development, manufacturing and commercialization activities, but we do not control many aspects of those activities. We also outsource certain services, including activities related to transaction processing, accounting, IT, manufacturing, clinical trial recruitment and execution, clinical lab services, non-clinical research, safety services, integrated facilities management and other areas. Failure by one or more of the third-party collaborators, service providers and others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; disruptions in one or more of these parties’ businesses, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters or pandemics; or any disruption in the relationships between us and these parties, could delay or prevent the development, approval, manufacturing or commercialization of our products and product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm, all with potential negative implications for our product pipeline and business. Further, our Alliance revenues will be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time.
COUNTERFEIT PRODUCTS
Our reputation, in-line and pipeline portfolios render our medicines and vaccines prime targets for counterfeiters. Counterfeits pose a significant risk to patient health and safety because of the conditions under which they are manufactured—often in unregulated, unlicensed, uninspected, and unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate this threat could adversely impact Pfizer’s patients, potentially causing them harm. This situation, in turn, may result in the loss of patient confidence in the Pfizer name and in the integrity of our medicines and vaccines, and potentially impact our business through lost sales, product recalls, and possible litigation.
The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce. The increased adoption during the COVID-19 pandemic further exposed consumers to fake prescription treatments via the internet as access to traditional brick and mortar pharmacies or authorized full-service internet pharmacies that offer authentic treatments may have been hindered. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams that target unsuspecting consumers. Traffic to these generally deceptive pharmacy sites is largely driven by misplaced trust in sophisticated internet retailers and social media offers coupled with the convenience e-commerce affords consumers. Counterfeiters generally target any medicine or vaccine boasting strong demand and we have observed heightened counterfeit and fraud attempts to our internal medicine portfolio, as well as products utilized in the treatment of COVID-19.
We consistently invest in an enterprise-wide strategy to aggressively combat counterfeit threats by educating patients and health care providers about the risks, investing in innovative technologies to detect and disrupt sophisticated internet offers and scams, proactively monitoring and

Pfizer Inc.	2022 Form 10-K	16

interdicting supply with the help of law enforcement, and advising legislators and regulators. However, our efforts and those of others may not be entirely successful, and the presence of counterfeit medicines may continue to increase.
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
In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. We expect to see continued focus by the Federal government on regulating pricing which could result in legislative and regulatory changes designed to control costs. For example, in August 2022, the IRA was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. Some states have implemented, and others are considering, patient access constraints or cost cutting under the Medicaid program, and some are considering measures that would apply to broader segments of their populations that are not Medicaid-eligible. State legislatures also have continued to focus on addressing drug costs, generally by increasing price transparency or limiting drug price increases. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business. For additional information on U.S. pricing and reimbursement, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K.
We encounter similar regulatory and legislative issues in most other countries in which we operate. In certain markets, such as in EU member states, the U.K., Japan, China, Canada and South Korea, governments have significant power as large single payers to regulate prices, access criteria, or impose other means of cost control, particularly as a result of recent global financing pressures. For example, the QCE and VBP tender process in China has resulted in significant price cuts for off-patent medicines. For additional information regarding these government initiatives, see the Item 1. Business—Government Regulation and Price Constraints section in this Form 10-K. We anticipate that these and similar initiatives will continue to increase pricing pressures in China and elsewhere in the future. In addition, in many countries, with respect to our vaccines, we participate in a tender process for selection in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business. We also anticipate pricing pressures will be amplified by COVID-19 induced budget deficits and focus on pricing for COVID-19 treatments and vaccines.
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

Pfizer Inc.	2022 Form 10-K	17

We may not be able to receive or maintain favorable recommendations by technical or advisory committees, such as the ACIP or any FDA Advisory Committee that may be convened to review our applications such as EUAs, NDAs or BLAs, which may impact the potential marketing and use of our products. Further, claims and concerns that may arise regarding the safety and efficacy of in-line products and product candidates can negatively impact product sales, and potentially lead to product recalls or withdrawals, including regulator-directed risk evaluations and assessments, and/or consumer fraud, product liability and other litigation and claims. Further regulatory agency requirements may result in a more challenging, expensive and lengthy regulatory approval process than anticipated due to requests for, among other things, additional or more extensive clinical trials prior to granting approval, or increased post-approval requirements. For these and other reasons discussed in this Risk Factors section, we may not obtain the approvals we expect within the timeframe we anticipate, or at all.
POST-AUTHORIZATION/APPROVAL DATA
As a condition to granting marketing authorization or approval of a product, the FDA may require additional clinical trials or other studies. The results generated in these trials could result in the loss of marketing approval, changes in labeling, and/or new or increased concerns about the side effects, efficacy or safety. Regulatory agencies in countries outside the U.S. often have similar regulations and may impose comparable requirements. Post-marketing studies and clinical trials, whether conducted by us or by others, whether mandated by regulatory agencies or conducted voluntarily, and other emerging data about products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, if safety or efficacy concerns are raised about a product in the same class as one of our products, those concerns could implicate the entire class; and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) as well as other products in the class. The potential regulatory and commercial implications of post-marketing study results typically cannot immediately be determined. For example, in December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. In addition, in November 2022, the EMA concluded their assessment of JAK inhibitors authorized for inflammatory diseases in the EU, including Xeljanz and Cibinqo, and recommended that risk minimization measures, including special warnings and precautions for use, should be revised and harmonized for all such JAK inhibitors. The resulting label changes are expected to be finalized in the first quarter of 2023. We continue to work with regulatory agencies worldwide to review the full results and analyses of ORAL Surveillance and their impact on product labeling.
The terms of our EUA for Comirnaty require that we conduct post-observational studies to evaluate the association between the Pfizer-BioNTech Covid-19 Vaccine, and Pfizer-BioNTech COVID-19 Vaccine, Bivalent, and a pre-specified list of adverse events of special interest, including myocarditis and pericarditis, along with deaths and hospitalizations, and severe COVID-19. The required study populations include individuals specified in our December 2022 authorization letter (reissued) as well as populations of interest, such as healthcare workers, pregnant women, immunocompromised individuals and subpopulations with specific comorbidities. Additionally, in relation to the FDA approval for Comirnaty, we are required to complete certain postmarketing study requirements and commitments through 2024 and beyond. The terms of our EUA for Paxlovid require monitoring of a genomic database(s) for the emergence of global viral variants of SARS-CoV-2 and providing reports to the FDA on a monthly basis summarizing any findings. Also, the FDA may require Pfizer to assess the activity of the authorized Paxlovid against any global SARS-CoV-2 variant(s) of interest and complete certain other analyses and studies as identified in our October 2022 EUA.
LEGAL MATTERS
We are and may be involved in various legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial and other asserted and unasserted matters, environmental, government and tax investigations, employment, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe that our claims and defenses in matters in which we are a defendant are substantial, we could in the future incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations.
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
We are also involved in government investigations that arise in the ordinary course of our business. There continues to be a significant volume of government investigations and litigation against companies operating in our industry, both in the U.S. and around the world. Government investigations and actions could result in substantial criminal and civil fines and/or criminal charges, limitations on our ability to conduct business in applicable jurisdictions, corporate integrity or deferred prosecution agreements and other disciplinary actions, as well as reputational harm, including as a result of increased public interest in the matter. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government.
Our sales and marketing activities, the pricing of our products and other aspects of our business are subject to extensive regulation under the FFDCA, the Medicaid Drug Rebate Program, the FCPA and other federal and state statutes, including those discussed elsewhere in this Form 10-K, as well as the Anti-Kickback Statute, anti-bribery laws, the False Claims Act, and similar laws in international jurisdictions. In addition to the potential for changes to relevant laws, the compliance and enforcement landscape is informed by government litigation, settlement precedent, advisory opinions, and special fraud alerts. Our approach to certain practices may evolve over time in light of these types of developments. Requirements or industry standards in the U.S. and certain jurisdictions abroad require pharmaceutical manufacturers to track and disclose financial interactions with healthcare professionals and healthcare providers and can increase government and public scrutiny of such financial interactions. If an interaction is found to be improper, government enforcement actions and penalties could result. Like many companies in our industry, we have from time-to-time received, and may receive in the future, inquiries and subpoenas and other types of information demands from government authorities. In addition, we have been subject to claims and other actions related to our business activities, brought by governmental authorities, as well as consumers and private payers. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. Such claims, actions and inquiries may relate to alleged non-compliance with laws and regulations associated with the dissemination of product (approved and unapproved) information, potentially resulting in government enforcement action and reputational damage. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.
In connection with the resolution of a U.S. government investigation concerning independent copay assistance organizations that provide financial assistance to Medicare patients, in 2018, we entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the HHS, which is effective for a period of five years. In the CIA, we agreed to implement and/or maintain certain compliance program elements to promote compliance with federal healthcare program requirements. Breaches of the CIA could result in severe sanctions against us.

Pfizer Inc.	2022 Form 10-K	18

We and certain of our subsidiaries are also subject to numerous contingencies arising in the ordinary course of business relating to legal claims and proceedings, including environmental contingencies. Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for worldwide legal liabilities, no guarantee exists that additional costs will not be incurred or additional payments will not be required beyond the amounts accrued.
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
Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. The WTO continues to address the role of intellectual property in the context of the COVID-19 pandemic response. This includes the June 2022 Ministerial Decision on the Agreement on Trade-Related Aspects of Intellectual Property Rights, which seeks to make it easier for certain WTO members to issue a compulsory license on COVID-19 vaccines, and discussions continue on whether to expand that decision to COVID-19 therapeutics and diagnostics.
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
Third parties may claim that our products infringe one or more patents owned or controlled by them. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant royalty payments or damages or potential licensing agreements. For example, our R&D in a therapeutic area may not be first and another company or entity may have obtained relevant patents before us. We are involved in patent-related disputes with third parties over our attempts to market pharmaceutical products, including related to Comirnaty and Paxlovid. As we expand our mRNA portfolio, such patent-related disputes may increase. Once we have final

Pfizer Inc.	2022 Form 10-K	19

regulatory approval of the related products, we may decide to commercially market these products even though associated legal proceedings (including any appeals) have not been resolved (i.e., “at-risk” launch). If one of our marketed products (or a product of our collaboration/licensing partners) is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
INFORMATION TECHNOLOGY AND SECURITY
Significant disruptions of IT systems or breaches of information security could adversely affect our business. We extensively rely upon sophisticated IT systems (including cloud services) to operate our business. We produce, collect, process, store and transmit large amounts of confidential information (including personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality, integrity and availability of such confidential information. The Company develops and operates digital systems to engage patients, healthcare providers, governments, payers and supply chain partners to conduct business and deliver medicines, digital diagnostics, clinical trials and digital therapies. Such systems include mobile applications, wearable devices, internet websites and other digital technologies that may be targets of attack. We have outsourced significant elements of our operations, including significant elements of our IT infrastructure and, as a result, we manage relationships with many third-party providers who may or could have access to our confidential information. We rely on technology developed, supplied and/or maintained by third-parties that may make us vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate exploitation. The size and complexity of our IT and information security systems, and those of our third-party providers (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by, but not limited to, our employees, contingent workers, service providers, business partners, customers or malicious attackers. As a global pharmaceutical company, our systems and assets are the target of frequent cyber-attacks. Such cyber-attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, extortion, property destruction and personal information theft) and expertise, including, but not limited to, organized criminal groups, “hacktivists,” nation states, employees, business partners and others. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and IT and develop and maintain systems and controls, our efforts may not prevent service interruptions, extortion, theft of confidential, personal or proprietary information, compromise of data integrity or unauthorized information disclosure. Any technology service interruption or breach of our systems could adversely affect our business operations and/or result in the loss of personal data, confidential information or intellectual property. Such incidents could require disclosure to government authorities and/or regulators and could require notification to impacted individuals and any incident could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
GENERAL RISKS
BUSINESS DEVELOPMENT ACTIVITIES
One enabler of our growth strategy is to expand our in-line products and product pipeline through various forms of business development, which can include alliances, licenses, JVs, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy closing conditions in the anticipated timeframes or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which could result in increased leverage and/or a downgrade of our credit ratings. The success of our business development transactions depends on our ability to realize the anticipated benefits of the transaction and is subject to numerous risks and uncertainties, many of which are outside of our control. Unsuccessful clinical trials, regulatory hurdles and commercialization challenges may adversely impact revenue and income contribution from acquired products and businesses. We may fail to generate expected revenue growth for an acquired product or business or we may fail to achieve anticipated cost savings within expected time frames or at all. In certain transactions, we may agree to provide certain transition services for an extended period of time, which may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from certain transactions may not be realized or may be delayed. Integration of these products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.
Where we invest in or otherwise obtain debt or equity securities of third parties in connection with business development transactions, such as our ownership interest in Haleon, we may be unable to direct or influence the management, operational decisions and policies of such companies and the value of the acquired securities will fluctuate and may lose value. Any future distribution or sale of such securities will be subject to prevailing market conditions and other factors, including the size of our ownership stake, at the time of such distribution or sale and there is no assurance that such securities will ultimately be sold at an attractive price or at all.
COVID-19
COVID-19 has impacted and may continue to impact our business, operations and financial condition and results. COVID-19-related risks and challenges for our business, include, among others: decreased product demand, due to reduced new prescriptions or refills of existing prescriptions and reduced demand for products used in procedures, or as a result of unemployment or increased focus on COVID-19 vaccination; impacts due to travel limitations and mobility restrictions in some jurisdictions; manufacturing disruptions and delays; supply chain disruptions and shortages, including challenges related to reliance on third-party suppliers resulting in reduced availability of materials or components used in the development, manufacturing, distribution or administration of our products; disruptions to pipeline development and clinical trials, including challenges related to enrolling certain clinical trials and accruing a sufficient number of cases in certain clinical trials; challenges presented by reallocating resources to assist in responding to COVID-19; costs associated with COVID-19, including increased supply chain costs and additional R&D costs incurred in our efforts to develop Comirnaty and Paxlovid; challenges related to our business

Pfizer Inc.	2022 Form 10-K	20

development initiatives; interruptions or delays in the operations of regulatory authorities, which may delay potential approval of new products we are developing, potential label expansions for existing products and the launch of newly-approved products; challenges operating in a virtual or hybrid work environment; increased cyber threats and attack attempts; challenges related to our intellectual property, both domestically and internationally, including in response to any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property rights related to our products, including Comirnaty and Paxlovid; challenges related to conducting oversight and monitoring of regulated activities in a virtual or hybrid environment; challenges related to our human capital and talent development; challenges related to vaccine mandates; and other challenges presented by disruptions to our normal operations in response to COVID-19, as well as uncertainties regarding the impact of COVID-19, and government or regulatory actions to contain the virus or control the supply of medicines and vaccines.
The extent to which COVID-19 impacts our business going forward will depend on many factors, and we have made certain assumptions regarding COVID-19 for purposes of our operational planning and financial projections, including assumptions regarding the global macroeconomic impact of COVID-19, as well as the demand, revenues, supply, contracts and commercial markets for our COVID-19 products, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of COVID-19 on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by, among other things, the emergence, infectiousness and severity of the predominant strains of the SAR-CoV-2 virus, the safety, efficacy, availability and public adherence of vaccines, boosters and treatments for COVID-19, proportion of the population that receives a vaccine or treatment for COVID-19, patient demand and market share for Comirnaty and Paxlovid, timing for delivery, and potential other amendments to the terms, of contracted doses or treatment courses to certain markets, timing and effectiveness for the expected transition to the commercial market for Comirnaty and Paxlovid, the global macroeconomic impact of COVID-19 and governmental responses or regulatory actions to contain the virus or control supply of medicines and vaccines. COVID-19 may also affect our business, operations or financial condition and results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks.
We also face risks and uncertainties related to our efforts to develop and commercialize our COVID-19 products, as well as challenges related to their manufacturing, supply and distribution, including, among others:
•uncertainties inherent in R&D, including the ability to meet anticipated clinical endpoints, commencement and/or completion dates for clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates, as well as risks associated with pre-clinical and clinical data (including Phase 1/2/3 or Phase 4 data for Comirnaty, any monovalent, bivalent or variant-adapted vaccine candidates or any other vaccine candidate in the BNT162 program or Paxlovid or any future COVID-19 treatment) in any of our studies in pediatrics, adolescents or adults or real world evidence, including the possibility of unfavorable new pre-clinical, clinical or safety data and further analyses of existing pre-clinical, clinical or safety data or further information regarding the quality of pre-clinical, clinical or safety data, including by audit or inspection;
•the ability to produce comparable clinical or other results for Comirnaty, any monovalent, bivalent or variant-adapted vaccine candidates or other vaccines that may result from the BNT162 program, Paxlovid or any future COVID-19 treatment or any other COVID-19 program, including the rate of effectiveness and/or efficacy, safety and tolerability profile observed to date, in additional analyses of the Phase 3 trial for any such products and additional studies, in real-world data studies or in larger, more diverse populations following commercialization;
•the ability of Comirnaty, any monovalent, bivalent or variant-adapted vaccine candidates or any future vaccine to prevent, or Paxlovid or any future COVID-19 treatment to be effective against, COVID-19 caused by emerging virus variants;
•the risk that demand for any products may be reduced, no longer exist or not meet expectations, which may lead to excess inventory on-hand and/or in the channel or reduced revenues;
•challenges related to a transition to the commercial market for any of our products;
•uncertainties related to the public’s adherence to vaccines, boosters and treatments;
•the risk that more widespread use of Comirnaty or Paxlovid will lead to new information about efficacy, safety or other developments, including the risk of additional adverse reactions, some of which may be serious;
•the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities;
•whether and when additional data from the BNT162 mRNA vaccine program, Paxlovid or other COVID-19 programs will be published in scientific journal publications and, if so, when and with what modifications and interpretations;
•whether regulatory authorities will be satisfied with the design of and results from existing or future pre-clinical and clinical studies;
•whether and when submissions to request emergency use or conditional marketing authorizations for Comirnaty or any future vaccines in additional populations, for a potential booster dose for Comirnaty, any monovalent or bivalent vaccine candidates or any potential future vaccines (including potential future annual boosters or re-vaccinations), and/or biologics license and/or EUA applications or amendments to any such applications may be filed in particular jurisdictions for Comirnaty, any monovalent or bivalent vaccine candidates or any other potential vaccines that may arise from the BNT162 program, including a potential variant-based, higher dose, or bivalent vaccine or any other potential vaccines, and if obtained, whether or when such EUA or licenses, or existing EUAs, will expire or terminate;
•whether and when submissions to request emergency use or conditional marketing authorizations for Paxlovid or any future COVID-19 treatment and/or any drug applications and/or EUA applications or amendments to any such applications for any indication for Paxlovid or any future COVID-19 treatment may be filed in particular jurisdictions, and if obtained, whether or when such EUA or licenses, or existing EUAs, will expire or terminate;
•whether and when any application that may be pending or filed for Comirnaty, any monovalent, bivalent or variant-adapted vaccine candidates or other vaccines that may result from the BNT162 program, Paxlovid or any future COVID-19 treatment or any other COVID-19 program may be approved by particular regulatory authorities, which will depend on myriad factors, including making a determination as to whether the vaccine’s or drug’s benefits outweigh its known risks and determination of the vaccine’s or drug’s efficacy and, if approved, whether it will be commercially successful;
•decisions by regulatory authorities impacting labeling or marketing, manufacturing processes, safety and/or other matters that could affect the availability or commercial potential of a vaccine or drug, including the authorization or approval of products or therapies developed by other companies;
•disruptions in the relationships between us and our collaboration partners, clinical trial sites or third-party suppliers, including our relationship with BioNTech;
•the risk that other companies may produce superior or competitive products;

Pfizer Inc.	2022 Form 10-K	21

•risks related to the availability of raw materials to manufacture or test any such products;
•challenges related to our vaccine’s formulation, dosing schedule and attendant storage, distribution and administration requirements, including risks related to storage and handling after delivery by us;
•challenges and risks related to medication errors such as prescribing or dispensing the wrong strength, improper dosing and self-administration errors;
•the risk that we may not be able to successfully develop other vaccine formulations, booster doses or potential future annual boosters or re-vaccinations or new variant-based or next generation vaccines or next generation COVID-19 treatments;
•the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts;
•risks associated with any changes in the way we approach or provide research funding for the BNT162 program, Paxlovid or any other COVID-19 program;
•challenges and risks associated with the pace of our development programs;
•the risk that we may not be able to maintain manufacturing capacity or access to logistics or supply channels commensurate with global demand for our COVID-19 products, which would negatively impact our ability to supply our COVID-19 products within the projected time periods;
•risks related to our ability to achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments;
•whether and when additional supply or purchase agreements will be reached or existing agreements will be completed or renegotiated;
•uncertainties regarding the ability to obtain recommendations from vaccine or treatment advisory or technical committees and other public health authorities and uncertainties regarding the commercial impact of any such recommendations;
•pricing and access challenges for such products;
•challenges related to public confidence in, or awareness of Comirnaty or Paxlovid, including challenges driven by misinformation or disinformation, access, concerns about clinical data integrity, or prescriber and pharmacy education;
•uncertainties around future changes to applicable healthcare policies and guidelines issued by the U.S. federal government in connection with the declared termination of the federal government’s COVID-19 public health emergency as of May 11, 2023;
•trade restrictions;
•the risk that we may owe third-party royalties or have other claims asserted related to Comirnaty or Paxlovid; and
•competitive developments.
CLIMATE CHANGE AND SUSTAINABILITY
Pfizer is subject to transitional and physical risks related to climate change. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on greenhouse gas emissions, and increased greenhouse gas disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use, or other compliance costs. Physical risks to our operations include water stress and drought; flooding and storm surge; wildfires; extreme temperatures and storms, which could impact pharmaceutical production, increase costs, or disrupt supply chains of medicines for patients. Our supply chain is likely subject to these same transitional and physical risks and would likely pass along any increased costs to us. We do not anticipate that these risks will have a material financial impact to the company in the near term.
In June 2022, Pfizer established our fourth consecutive greenhouse gas reduction goal with new near- and long-term targets to achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. While we are working to develop emission reduction plans to achieve our voluntary climate goals, various factors, including the long time horizons and commercial availability of new technologies to enable the emission reductions, in the time and scale needed, may present inherent risk in our ability to meet these goals. Additionally, success may depend on the actions of governments and third parties and may require, among other things, significant capital investment; research and development; and government policies and incentives to foster innovation and reduce costs of technologies that may not currently exist or be available at scale.
Governmental authorities, non-governmental organizations, customers, investors, employees, and other stakeholders are increasingly sensitive to ESG matters, such as equitable access to medicines and vaccines, product quality and safety, diversity, equity and inclusion, environmental stewardship, support for local communities, value chain environmental and social due diligence, corporate governance and transparency, and addressing human capital factors in our operations. In addition, governments and the public expect companies like us to report on our business practices with respect to human rights, responsible sourcing and environmental impact, as well as the actions of our third-party contractors and suppliers around the world. This focus on ESG matters may lead to new expectations or requirements that could result in increased costs associated with research, development, manufacture, or distribution of our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for companies to establish validated Net Zero targets or offer more sustainable products. While we strive to improve our ESG performance and meet our voluntary goals, if we do not meet, or are perceived not to meet, our goals or other stakeholder expectations in key ESG areas, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, reduced demand for our products or other negative impacts on our business and operations. While we monitor a broad range of ESG matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of investors, employees, consumers, governments and other stakeholders.
MARKET FLUCTUATIONS IN OUR EQUITY AND OTHER INVESTMENTS
Changes in the fair value of certain equity investments need to be recognized in net income that may result in increased volatility of our income. For additional information, see Note 4 and the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
Our pension benefit obligations and postretirement benefit obligations are subject to volatility from changes in the fair value of equity investments and other investment risk in the assets funding these plans. For additional information, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Note 11.

Pfizer Inc.	2022 Form 10-K	22

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
INTANGIBLE ASSETS, GOODWILL AND EQUITY-METHOD INVESTMENTS
Our consolidated balance sheet contains significant amounts of intangible assets, including IPR&D and goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, IPR&D assets may become impaired and/or be written off in the future if the associated R&D effort is abandoned or is curtailed. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity. Our other intangible assets, including developed technology rights and brands, face similar risks for impairment. Our equity-method investments may also be subject to impairment charges that may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows to be generated from these investments. We may recognize impairment charges as a result of a weak economic environment, events related to particular customers or asset types, challenging market conditions or decisions by management. Any such impairment charge of our intangible assets, goodwill and equity-method investments may be significant. For additional details, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Asset Impairments section within MD&A.
CHANGES IN LAWS AND ACCOUNTING STANDARDS
Our future results could be adversely affected by changes in laws and regulations or their interpretation, including, among others, changes in accounting standards, tax laws and regulations internationally and in the U.S. (including, among other things, the recently enacted IRA, changes in laws and regulations or their interpretation, including, among others, the adoption of global minimum taxation requirements outside the U.S. and potential changes to existing tax law by the current U.S. Presidential administration and Congress), competition laws, privacy laws and environmental laws in the U.S. and other countries. For additional information on changes in tax laws or rates or accounting standards, see the Provision/(Benefit) for Taxes on Income and New Accounting Standards sections within MD&A and Note 1B.

ITEM 2.	PROPERTIES
We own and lease space globally for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution and corporate enabling functions. In many locations, our business and operations are co-located to achieve synergy and operational efficiencies. Our global headquarters are located in New York City. In February 2023, we relocated our global headquarters to the Spiral, an office building in the Hudson Yards neighborhood of New York City. We continue to advance our global workplace strategy to provide workplaces that enable collaboration and foster innovation. As of December 31, 2022, we had 301 owned and leased properties, amounting to approximately 40 million square feet.
Our PGS division is headquartered in various locations, with leadership teams primarily in New York City and in Peapack, New Jersey. As of December 31, 2022, PGS had responsibility for 36 plants around the world, which manufacture products for our commercial divisions, including in Belgium, Germany, India, Ireland, Italy, Japan, Singapore and the U.S. Our PGS division expects to exit the Perth, Australia site in early 2023. PGS also operates multiple distribution facilities around the world.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the BOD to be held on the date of the 2023 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Albert Bourla	61	Chairman of the Board since January 2020 and Chief Executive Officer since January 2019. Chief Operating Officer from January 2018 until December 2018. Group President, Pfizer Innovative Health from June 2016 until December 2017. Group President, Global Innovative Pharma Business (responsible for Vaccines, Oncology and Consumer Healthcare since 2014) from February 2016 until June 2016. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Our Director since February 2018.

David M. Denton	57	Chief Financial Officer, Executive Vice President since May 2022. Executive Vice President, Chief Financial Officer, Lowe’s Companies, Inc., from November 2018 until April 2022; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a diversified health solutions company), from January 2010 until November 2018. Director of Tapestry, Inc. Effective March 1, 2023, Director of Haleon plc.

Pfizer Inc.	2022 Form 10-K	23

Name	Age	Position

Mikael Dolsten	64
Chief Scientific Officer and President, Worldwide Research, Development and Medical since January 2019. President of Worldwide Research and Development from December 2010 until December 2018. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. Director of Agilent Technologies, Inc, and Vimian Group AB. Director of Karyopharm Therapeutics Inc. from 2015 to 2021.

Lidia Fonseca	54	Chief Digital and Technology Officer, Executive Vice President since January 2019. Chief Information Officer and Senior Vice President of Quest Diagnostics Incorporated from 2014 to 2018. Senior Vice President of Laboratory Corporation of America Holdings from 2008 until March 2013. Director of Tegna, Inc. and Medtronic plc.

Angela Hwang	57	Chief Commercial Officer since October 2022 and President, Global Biopharmaceuticals Group since January 2019. Group President, Pfizer Essential Health from January 2018 until December 2018. Global President, Pfizer Inflammation and Immunology from January 2016 until December 2017. Regional Head, U.S. Vaccines from January 2014 until December 2015. Vice President, Emerging Markets for Primary Care from September 2011 until December 2013. Director of United Parcel Service, Inc.

Rady A. Johnson	61	Chief Compliance, Quality and Risk Officer, Executive Vice President since January 2019. Executive Vice President, Chief Compliance and Risk Officer from December 2013 until December 2018. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Douglas M. Lankler	57	General Counsel, Executive Vice President since December 2013. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013. Executive Vice President, Chief Compliance Officer from December 2010 until February 2011.

Aamir Malik	47
Chief Business Innovation Officer, Executive Vice President since August 2021. Various U.S. geographic leadership roles with McKinsey & Company from 2019 to 2021; previously co-led McKinsey & Company’s Global Pharmaceuticals & Medical Products practice from 2015 to 2018.

Michael McDermott	57
Chief Global Supply Officer, Executive Vice President since January 2022. President of Pfizer Global Supply from 2018 until 2021. Vice President of Pfizer Global Supply from 2014 until 2018. Vice President of the Biotechnology Unit from 2012 until 2014.

William Pao	56	Chief Development Officer, Executive Vice President since March 2022. Head of Roche Pharma Research & Early Development (pRED) and member of Roche’s Enlarged Corporate Executive Committee from 2018 until March 2022; Senior Vice President, Global Head Oncology Discovery and Translational Area at Roche pRED from 2014 until 2018. Vanderbilt University Medical Center Adjunct Professor from 2014 to present.

Payal Sahni	48
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

Sally Susman	61	Chief Corporate Affairs Officer, Executive Vice President since January 2019. Executive Vice President, Corporate Affairs (formerly Policy, External Affairs and Communications) from December 2010 until December 2018. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Director of WPP plc from 2013 to 2022.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 21, 2023, there were 128,767 holders of record of our common stock.

The following summarizes purchases of our common stock during the fourth quarter of 2022(a):

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares that May Yet Be Purchased Under the Plan(a)
October 3 through October 30, 2022	19,483	$43.68	—	$3,292,882,444
October 31 through November 30, 2022	39,821	$47.85	—	$3,292,882,444
December 1 through December 31, 2022	415,886	$51.29	—	$3,292,882,444
Total	475,190	$50.69	—
(a)See Note 12.

Pfizer Inc.	2022 Form 10-K	24

(b)Represents (i) 473,126 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,064 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
PEER GROUP PERFORMANCE GRAPH
The following graph assumes a $100 investment on December 31, 2017, and reinvestment of all dividends, in each of the Company’s Common Stock, a composite peer group of the major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Roche Holding AG and Sanofi SA, the S&P 500 Index and the NYSE Arca Pharmaceutical Index (DRG index).
Five Year Performance

	2017	2018	2019	2020	2021	2022
PFIZER	$100.0	$124.8	$116.2	$120.2	$200.4	$179.5
PEER GROUP	$100.0	$108.0	$131.3	$136.7	$159.3	$184.3
S&P 500	$100.0	$95.6	$125.7	$148.8	$191.5	$156.8
DRG Index	$100.0	$107.5	$127.3	$138.4	$170.7	$183.9

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following MD&A is intended to assist the reader in understanding our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found within MD&A in our 2021 Form 10-K.

Pfizer Inc.	2022 Form 10-K	25

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Financial Highlights––The following is a summary of certain financial performance metrics (in billions, except per share data):

2022 Total Revenues––$100.3 billion	2022 Net Cash Flow from Operations––$29.3 billion
An increase of 23% compared to 2021	A decrease of 10% compared to 2021

2022 Reported Diluted EPS––$5.47	2022 Adjusted Diluted EPS (Non-GAAP)––$6.58*
An increase of 42% compared to 2021	An increase of 62% compared to 2021
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
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. See the Item 1. Business––About Pfizer section in this Form 10-K. Pfizer is committed to working towards equitable and affordable access to our medicines and vaccines for people around the world. As a science-driven global biopharmaceutical company, we remain focused on advancing our pipeline, supporting our marketed brands and deploying capital responsibly, with a focus on initiatives that can help contribute to our long-term revenue and future growth. Our ability to fulfill our purpose, Breakthroughs that change patients’ lives, remains a core focus and underscores our commitment to addressing the needs of society to help sustain long-term value creation for all stakeholders. Most of our revenues come from the manufacture and sale of biopharmaceutical products. We believe that our medicines and vaccines provide significant value for healthcare providers and patients and seek to enhance their value by continuously evaluating how we can best collaborate with patients, physicians and payers to support and expand patient access to reliable, affordable healthcare around the world. In addition, we continually seek to expand and broaden our product portfolio offerings through prioritized development of our pipeline and acquisitions targeted at critical unmet patient needs. As a result, our commercial organizational structure and R&D operations are critical to the successful execution of our business strategy. In 2023, we are making additional investments in both R&D and SI&A to support Pfizer’s near- and longer-term growth plans, including to support anticipated new launches, commercial launch of COVID-19 products, potential high-value pipeline programs and recently acquired assets.

With the formation of the Consumer Healthcare JV in 2019, the spin-off of our former Upjohn Business in the fourth quarter of 2020 and the sale of our Meridian subsidiary in the fourth quarter of 2021, Pfizer transformed into a more focused, global leader in science-based innovative medicines and vaccines engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. In the fourth quarter of 2021, we began managing our commercial operations through a global structure consisting of two operating segments: Biopharma and PC1. Biopharma is the only reportable segment. See Note 1A and Item 1. Business––Commercial Operations in this Form 10-K for additional information. We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 85% has been incurred since inception and through December 31, 2022. These charges include costs and expenses related to separation of legal entities and transaction costs.

Beginning in 2019, we took action through our Transforming to a More Focused Company restructuring program to ensure our cost base and support model aligned appropriately with our operating structure. In the third quarter of 2022, we made several organizational changes to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product or indication launches, and in the fourth quarter of 2022, we began taking steps to optimize our end-to-end R&D operations to reduce costs and cycle times as well as to further prioritize our internal R&D portfolio in areas where our capabilities are differentiated while increasing external innovation efforts to leverage an expanding and productive biotech sector. See Note 3 for additional information. For a description of savings related to this

Pfizer Inc.	2022 Form 10-K	26

program, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section of this MD&A.

R&D: We believe we have a strong pipeline and are well-positioned for future growth. R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the therapies that may be the most impactful for patients. Innovation, drug discovery and development are critical to our success. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their effectiveness and ease of dosing and by discovering potential new indications. See the Item 1. Business—Research and Development section in this Form 10-K for our R&D priorities and strategy.
We seek to leverage a strong pipeline, organize around expected operational growth drivers and capitalize on trends creating long-term growth opportunities, including:
•an aging global population that is generating increased demand for innovative medicines and vaccines that address patients’ unmet needs; and
•advances in both biological science and platform technologies that are enhancing the delivery of breakthrough new medicines and vaccines.
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
Our 2022 Performance
Revenues––Revenues increased $19.0 billion, or 23%, to $100.3 billion in 2022 from $81.3 billion in 2021, reflecting an operational increase of $24.6 billion, or 30%, as well as an unfavorable impact of foreign exchange of $5.5 billion, or 7%. The operational increase was primarily driven by growth from Paxlovid and Comirnaty.
Excluding the impact of Paxlovid and Comirnaty, revenues increased 2% operationally, reflecting strong growth in the Prevnar family, Eliquis and the Vyndaqel family, as well as revenue from recently acquired products, Nurtec ODT/Vydura and Oxbryta, partially offset by declines in Xeljanz, Chantix/Champix, Sutent, certain Comirnaty-related manufacturing activities performed on behalf of BioNTech (which are included in the PC1 contract development and manufacturing organization) and Ibrance.
The following outlines the components of the net change in revenues:
As of January 31, 2023, on a total company basis, we forecasted revenues in 2023 of $67 billion to $71 billion, reflecting an operational decline of 31% at the midpoint from 2022 results, which we expect will also have an unfavorable impact on Income from continuing operations before provision/(benefit) for taxes on income. The total company expected revenue declines in 2023 are driven by an expected reduction in sales of our COVID-19 products, partially offset by expected operational growth from our non-COVID-19 in-line portfolio, anticipated new product launches, and recently acquired products.
See the Revenues by Geography and Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations for 2023. For information regarding the primary indications or class of certain products, see Note 17C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The increase in Income from continuing operations before provision/(benefit) for taxes on income of $10.4 billion, to $34.7 billion in 2022 from $24.3 billion in 2021, was primarily attributable to higher revenues and lower Acquired in-process research and development expenses, partially offset by (i) an increase in Cost of sales, (ii) net losses on equity securities in 2022 versus net gains on equity securities in 2021, (iii) lower net periodic benefit credits associated with pension and other postretirement plans, and (iv) increases in Research and development expenses, Selling, informational and administrative expenses, and Restructuring charges and certain acquisition-related costs.
See the Analysis of the Consolidated Statements of Income within MD&A and Note 4 for additional information. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations for 2023.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.

Pfizer Inc.	2022 Form 10-K	27

Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below. See also the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections in this Form 10-K.
Regulatory Environment––Pipeline Productivity––Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share or to respond to healthcare and innovation trends, as well as to provide for earnings growth. As a result, we devote considerable resources to our R&D activities which, while essential to our growth, incorporate a high degree of risk and cost, including whether a particular product candidate or new indication for an in-line product will achieve the desired clinical endpoint or safety profile, will be approved by regulators or will be successful commercially. Clinical trials are conducted to determine, among other things, whether an investigational drug or device is safe and effective for a particular patient population. After a product has been approved or authorized and launched, we continue to monitor its safety as long as it is available to patients, including conducting postmarketing trials, voluntarily or pursuant to a regulatory request. For the entire life of the product, we collect safety data and report safety information to the FDA and other regulators. Regulatory authorities evaluate potential safety concerns and take any regulatory action deemed necessary and appropriate. Such action(s) may include: updating a product’s labeling, restricting its use, communicating new safety information or, in rare cases, seeking to suspend or remove a product from the market.
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2023 through 2025. We anticipate a more significant impact of reduced revenues from patent expiries in 2026 through 2030 as several of our in-line products experience patent-based expirations. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section in this Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 16A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––The pricing of medicines and vaccines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, vaccines, medical services and hospital services, continues to be important to payers, governments, patients, and other stakeholders. Federal and state governments and private third-party payers in the U.S. continue to take action to manage the utilization of drugs and cost of drugs, including increasingly employing formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers. Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, proposing pricing reform or legislation, employing formularies to control costs, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs, such as the IRA that was signed into law in August 2022. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, including legal or legislative developments at the federal or state level with respect to the 340B program, could have a material impact on our business. For additional information, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections in this Form 10-K.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines. This has led to recalls, including our voluntary recall of Chantix in 2021 and additional voluntary recalls initiated for other products in 2022 due to the presence of nitrosamines above the FDA interim acceptable intake limit, and may lead to additional recalls or other market actions for Pfizer products.
Regarding our supply chain generally, in 2022 and to date, we have not seen a significant disruption, and all of our manufacturing sites globally have continued to operate at or near normal levels; however, we are seeing an increase in overall demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section in this Form 10-K.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. Certain factors in the global economic environment that may impact our global operations include, among other things, currency fluctuations, capital and exchange controls, local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets, expropriation and other restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and its economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change. Government pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria or other means of cost control. For additional information on risks related to our global operations, see the Item 1A. Risk Factors—Global Operations section in this Form 10-K.
COVID-19––In response to COVID-19, we have developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty, including booster doses of an Omicron-adapted bivalent vaccine. As part of our strategy for COVID-19, we are continuing to make significant additional

Pfizer Inc.	2022 Form 10-K	28

investments in breakthrough science and global manufacturing. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing monovalent, bivalent and variant adapted vaccine candidates and booster doses and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for additional populations. For additional information, including our continuing late-stage development efforts for Paxlovid, see the Product Developments section within MD&A.
In 2022 and to date, we principally sold Comirnaty and Paxlovid globally under government contracts. We expect sales of Comirnaty in the U.S. will transition to traditional commercial market sales in the second half of 2023, triggered by the expiration of current contracts and the vaccines purchased through them becoming either depleted or not usable against new variants. Internationally, we expect sales of Comirnaty in international developed markets to generally be under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we expect to generally transition to commercial markets starting in 2024. For Paxlovid, we expect 2023 to be a transitional year as we expect to start selling Paxlovid through the commercial channels in the second half of 2023 rather than significant government purchases. We also remain committed to helping ensure broad and equitable access to our COVID-19 products to eligible patients around the world. Revenues from our COVID-19 products are expected to go from their peak in 2022 to their low point in 2023 before potentially returning to growth in 2024. While patient demand for our COVID-19 products is expected to remain strong throughout 2023, much of that demand is expected to be fulfilled by existing supply of products that were delivered to governments and recorded as revenues in 2022. As of January 31, 2023, we forecasted Comirnaty revenues of approximately $13.5 billion in 2023, down 64% from actual 2022 results, with gross profit to be split evenly with BioNTech, and Paxlovid revenues of approximately $8 billion in 2023, down 58% from actual 2022 results. Guidance for both products includes, among other things, anticipated sales through traditional commercial markets in the U.S. in the second half of 2023 and assumes prior absorption of existing government supply from advanced purchase agreements from 2022. These forecasts are based on estimates and assumptions that are subject to significant uncertainties, including, among others, patient demand which could be significantly impacted by the infectiousness and severity of the predominant strains of the SAR-CoV-2 virus during 2023, proportion of the population that receives a vaccine or is treated with an oral antiviral treatment, the number of doses per vaccinated person per year, number of symptomatic infections, market share of Comirnaty and Paxlovid, timing and terms for delivery of the contracted doses of Comirnaty to the EC, Paxlovid sales to China and the timing for transitioning Comirnaty and Paxlovid sales to the commercial market in the U.S.
In addition to our introduction of Comirnaty and Paxlovid, COVID-19 has impacted our business, operations and financial condition and results. For example, COVID-19 had varying impacts on patient visits, vaccinations, elective surgeries, cancer screenings and routine testing, which affected prescriptions or refills of existing prescriptions and demand for products used in procedures. As part of our on-going monitoring and assessment, we have made certain assumptions regarding COVID-19 for purposes of our operational planning and financial projections, including assumptions regarding the global macroeconomic impact of COVID-19, as well as the demand, revenues, supply, contracts and commercial markets for our COVID-19 products, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of COVID-19 on our business, operations and financial condition and results due to the uncertainty of future developments. We will continue to pursue efforts to maintain the continuity of our operations while monitoring for new developments related to COVID-19. Future developments could result in additional favorable or unfavorable impacts on our business, operations or financial condition and results. For information on risks associated with COVID-19 and our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and ––Third-Party Intellectual Property Claims sections in this Form 10-K and Note 16A1.
Russia/Ukraine Conflict––Our global operations may be impacted by the armed conflict between Russia and Ukraine. Consistent with our commitment to putting patients first, we are maintaining the supply of medicines to Russia, including the provision of needed medicines to patients already enrolled in clinical trials. Effective March 14, 2022, Pfizer began donating profits of our Russian subsidiary to causes that provide direct humanitarian support to the people of Ukraine, in addition to our ongoing efforts to support the humanitarian response in the region. In 2022, we have donated approximately $25 million to support humanitarian relief and response efforts. We will continue to support Ukrainian relief efforts through this method until peace is achieved. Additionally, we are not initiating new clinical trials in Russia, have stopped recruiting new patients in our ongoing clinical trials in the country, and halted all new investments with local suppliers intended to build manufacturing capacity in Russia. For the years ended December 31, 2022 and 2021, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the armed conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. While as of now, we do not anticipate any significant negative impacts on our business from this conflict, continued regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, any retaliatory measures taken by Russia, neighboring countries or allies of Russia, and actions by our customers or suppliers in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business and results of operations.
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
For a discussion of a recently adopted accounting standard, see Note 1B.
Acquisitions
We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair value as of the acquisition date. To estimate fair value, we utilize an exit price approach from the perspective of a market participant. For further detail on acquisition accounting, see Note 1D. For further detail on the techniques and methodologies that we use to estimate fair value, see Note 1E. Historically, intangible assets have been the most significant fair values within our business combinations. We utilize an income approach to estimate the acquisition date fair value of intangible assets. Some of

Pfizer Inc.	2022 Form 10-K	29

the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, the discount rate and the tax rate. For further information on our process to estimate the fair value of intangible assets, see Asset Impairments below. We estimate the fair value of acquired inventory, including finished goods and work in process, by determining the estimated selling price when completed, less an estimate of costs to be incurred to complete and sell the inventory, and an estimate of a reasonable profit allowance for those manufacturing and selling efforts. The fair value of inventory is recognized in our results of operations as the inventory is sold. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of inventory include stage of completion, costs to complete, costs to dispose and selling price.
Revenues
Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary (sensitivity) differs by program, product, type of customer and geographic location. However, estimates associated with U.S. Medicare, Medicaid and performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this lag, our recording of adjustments to reflect actual amounts can incorporate revisions of several prior quarters. Rebate accruals are product specific and, therefore for any period, are impacted by the mix of products sold as well as the forecasted channel mix for each individual product. For further information, see the Revenue Deductions section within MD&A and Note 1G.
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
Identifiable Intangible Assets––We use an income approach, specifically the discounted cash flow method to determine the fair value of intangible assets, other than goodwill. We start with a forecast of all the expected net cash flows associated with the asset, which incorporates the consideration of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions that impact our fair value estimates include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological advancements and risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the jurisdictional mix of the projected cash flows.
While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets (approximately $11.4 billion as of December 31, 2022) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.
Goodwill––Our goodwill impairment review work as of December 31, 2022 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time, as the fair value of each of our reporting units is significantly higher than their respective net book values.
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

Pfizer Inc.	2022 Form 10-K	30

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

The following provides (i) at the end of each year, the expected annual rate of return on plan assets for the following year, (ii) the actual annual rate of return on plan assets achieved in each year, and (iii) the weighted-average discount rate used to measure the benefit obligations at the end of each year for our U.S. pension plans and our international pension plans(a):

	2022	2021	2020
U.S. Pension Plans
Expected annual rate of return on plan assets	7.5%	6.3%	6.8%
Actual annual rate of return on plan assets	(22.4)	9.2	14.1
Discount rate used to measure the plan obligations	5.4	2.9	2.6
International Pension Plans
Expected annual rate of return on plan assets	4.5	3.1	3.4
Actual annual rate of return on plan assets	(26.0)	11.4	9.7
Discount rate used to measure the plan obligations	3.8	1.6	1.5
(a)For detailed assumptions associated with our benefit plans, see Note 11B.
Expected Annual Rate of Return on Plan Assets––The assumptions for the expected annual rate of return on all of our plan assets reflect our actual historical return experience and our long-term assessment of forward-looking return expectations by asset classes, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans.
The expected annual rate of return on plan assets for our U.S. plans and international plans is applied to the fair value of plan assets at each year-end and the resulting amount is reflected in our net periodic benefit costs in the following year.

The following illustrates the sensitivity of net periodic benefit costs to a 50 basis point decline in our assumption for the expected annual rate of return on plan assets, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Increase in 2023 Net Periodic Benefit Costs
Expected annual rate of return on plan assets	50 basis point decline	$92

The actual return on plan assets resulted in a net loss on our plan assets of approximately $6.3 billion during 2022.
Discount Rate Used to Measure Plan Obligations––The weighted-average discount rate used to measure the plan obligations for our U.S. defined benefit plans is determined at least annually and evaluated and modified, as required, to reflect the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better, that reflect the rates at which the pension benefits could be effectively settled. The discount rate used to measure the plan obligations for our international plans is determined at least annually by reference to investment grade corporate bonds, rated AA/Aa or better, including, when there is sufficient data, a yield-curve approach. These discount rate determinations are made in consideration of local requirements. The measurement of the plan obligations at the end of the year will affect the amount of service cost, interest cost and amortization expense reflected in our net periodic benefit costs in the following year.

The following illustrates the sensitivity of net periodic benefit costs and benefit obligations to a 10 basis point decline in our assumption for the discount rate, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Decrease in 2023 Net Periodic Benefit Costs	Increase to 2022 Benefit Obligations
Discount rate	10 basis point decline	$6	$248

The change in the discount rates used in measuring our plan obligations as of December 31, 2022 resulted in a decrease in the measurement of our aggregate plan obligations by approximately $6.6 billion.
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

Pfizer Inc.	2022 Form 10-K	31

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Year Ended December 31,									% Change
	Worldwide			U.S.			International			Worldwide		U.S.		International
(MILLIONS)	2022	2021	2020	2022	2021	2020	2022	2021	2020	22/21	21/20	22/21	21/20	22/21	21/20
Operating segments:
Biopharma	$98,988	$79,557	$40,724	$42,083	$29,221	$21,055	$56,905	$50,336	$19,670	24	95	44	39	13	156
Pfizer CentreOne	1,342	1,731	926	390	524	400	952	1,206	526	(22)	87	(26)	31	(21)	129
Total revenues	$100,330	$81,288	$41,651	$42,473	$29,746	$21,455	$57,857	$51,542	$20,196	23	95	43	39	12	155

2022 v. 2021

The following provides an analysis of the change in worldwide revenues by geographic areas from 2021 to 2022(a):
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from Paxlovid, Comirnaty, the Prevnar family, Eliquis, the Vyndaqel family, Inlyta and Xtandi, partially offset by worldwide declines from Xeljanz and Ibrance(b)	$25,435	$13,197	$12,238
Revenues from recently acquired products: Nurtec ODT/Vydura and Oxbryta	285	283	2
Decline from PC1(b)	(329)	(135)	(195)
Lower revenues for Chantix/Champix and Sutent: •The decrease in Chantix/Champix was driven by the ongoing global pause in shipments of Chantix due to the presence of N-nitroso-varenicline above an acceptable level of intake set by various global regulators, the ultimate timing for resolution of which may vary by country •The decrease for Sutent primarily reflects lower volume demand in Europe and the U.S. following its loss of exclusivity in January 2022 and August 2021, respectively	(690)	(396)	(293)
Other operational factors, net	(132)	(222)	90
Operational growth, net	24,569	12,727	11,842

Unfavorable impact of foreign exchange	(5,527)	—	(5,527)
Revenues increase/(decrease)	$19,042	$12,727	$6,315
(a)For an analysis of the change in worldwide revenues by geographic area from 2020 to 2021, see the Revenues by Geography section within MD&A in our 2021 Form 10-K.
(b)See the Revenues––Selected Product Discussion within MD&A for additional analysis.
Emerging markets revenues decreased $604 million, or 3%, in 2022 to $20.1 billion from $20.7 billion in 2021, reflecting an operational increase of $366 million, or 2%, and an unfavorable impact from foreign exchange of approximately 5%. The operational increase in emerging markets revenues was primarily driven by growth from Paxlovid, Sulperazon and Nimenrix, partially offset by declines in Comirnaty and certain Comirnaty-related manufacturing activities performed on behalf of BioNTech. For an analysis of the change in emerging market revenues from 2020 to 2021, see the Revenues by Geography section within MD&A in our 2021 Form 10-K.
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

The following presents information about revenue deductions:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Medicare rebates	$838	$726	$647
Medicaid and related state program rebates	973	1,214	1,136
Performance-based contract rebates	3,575	3,253	2,660
Chargebacks	7,560	6,122	4,531
Sales allowances	5,460	4,809	3,835
Sales returns and cash discounts	1,290	1,054	924
Total	$19,697	$17,178	$13,733
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1G.

Pfizer Inc.	2022 Form 10-K	32

Revenues—Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2022	2021	Total	Oper.	Operational Results Commentary
Comirnaty(a)	$37,806 Up 10% (operationally)	U.S.	$8,775	$7,809	12
Performance was largely driven by:
•operational growth in international markets, led by deliveries to certain international developed markets, as well as government purchasing of bivalent boosters in the fourth quarter of 2022 in support of fall vaccination campaigns; and
•growth in the U.S. primarily driven by favorable pricing, partially offset by government purchasing patterns.
This growth was partially offset by lower demand in emerging markets.

		Int’l.	29,032	28,972	—	9
		Worldwide	$37,806	$36,781	3	10
Paxlovid	$18,933 *	U.S.	$10,514	$76	*		Driven by the U.S. launch under EUA in December 2021 and international launches in late 2021 and early 2022 following regulatory approvals or EUAs.
		Int’l.	8,419	—	*	*
		Worldwide	$18,933	$76	*	*
Eliquis	$6,480 Up 14% (operationally)	U.S.	$3,822	$3,160	21
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in non-valvular atrial fibrillation in the U.S. and certain markets in Europe, as well as favorable changes in channel mix in the U.S., partially offset by the non-recurrence of an $80 million favorable adjustment related to the Medicare “coverage gap” provision recorded in the first quarter of 2021 in the U.S., as well as declines in certain emerging markets.

		Int’l.	2,658	2,810	(5)	5
		Worldwide	$6,480	$5,970	9	14
Prevnar family	$6,337 Up 23% (operationally)	U.S.	$4,032	$2,701	49
Growth primarily driven by the adult indications in the U.S. due to strong patient demand following the launch of Prevnar 20 for the eligible adult population, partially offset by a reduction in revenues due to a one-time CDC inventory return program for the pediatric indication, the revenue impact of which is expected to be reversed in 2023 upon replenishment, as well as unfavorable timing of purchases for the adult indication internationally.

		Int’l.	2,305	2,571	(10)	(4)
		Worldwide	$6,337	$5,272	20	23
Ibrance	$5,120 Down 2% (operationally)	U.S.	$3,370	$3,418	(1)
Global declines primarily driven by prior-year clinical trial purchases internationally, planned price decreases that recently went into effect in international developed markets, and continued increase in the proportion of patients accessing Ibrance through the U.S. Patient Assistance Program, partially offset by higher volumes across multiple regions.

		Int’l.	1,751	2,019	(13)	(4)
		Worldwide	$5,120	$5,437	(6)	(2)
Vyndaqel family	$2,447 Up 29% (operationally)	U.S.	$1,245	$909	37		Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in developed Europe and the U.S., partially offset by a planned price decrease that went into effect in Japan in the second quarter of 2022.
		Int’l.	1,202	1,106	9	22
		Worldwide	$2,447	$2,015	21	29
Xeljanz	$1,796 Down 24% (operationally)	U.S.	$1,129	$1,647	(31)
Global declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes, as well as declines in net price due to unfavorable changes in channel mix in the U.S.

		Int’l.	668	808	(17)	(8)
		Worldwide	$1,796	$2,455	(27)	(24)
Xtandi	$1,198 Up 1% (operationally)	U.S.	$1,198	$1,185	1
Performance largely due to steady demand growth across the mCRPC, nmCRPC, and mCSPC indications, slightly offset by unfavorable changes in channel mix and fluctuating enrollment rates in the Xtandi Patient Assistance Program.

		Int’l.	—	—	—	—
		Worldwide	$1,198	$1,185	1	1
Inlyta	$1,003 Up 4% (operationally)	U.S.	$618	$599	3
Growth primarily reflects continued strong performance in emerging markets and the U.S. driven by the adoption of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

		Int’l.	385	403	(5)	5
		Worldwide	$1,003	$1,002	—	4
Pfizer CentreOne

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Operating Segment	Global Revenues	Region	2022	2021	Total	Oper.	Operational Results Commentary
PC1	$1,342 Down 19% (operationally)	U.S.	$390	$524	(26)
Declines primarily driven by lower COVID-19 manufacturing activities performed on behalf of customers, including Comirnaty supply to BioNTech, and lower manufacturing of divested products under manufacturing and supply agreements.

		Int’l.	952	1,206	(21)	(16)
		Worldwide	$1,342	$1,731	(22)	(19)

Pfizer Inc.	2022 Form 10-K	33

(a)Comirnaty includes direct sales and Alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Primary Care customer group. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in PC1. See Note 17C.
*Indicates calculation not meaningful.
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
Costs and Expenses

Costs and expenses follow:
	Year Ended December 31,			% Change
(MILLIONS)	2022	2021	2020	22/21	21/20
Cost of sales(a)	$34,344	$30,821	$8,484	11	*
Percentage of Revenues	34.2%	37.9%	20.4%
Selling, informational and administrative expenses(a)	13,677	12,703	11,597	8	10
Research and development expenses	11,428	10,360	8,709	10	19
Acquired in-process research and development expenses	953	3,469	684	(73)	*
Amortization of intangible assets(a)	3,609	3,700	3,348	(2)	11
Restructuring charges and certain acquisition-related costs(a)	1,375	802	579	71	38
Other (income)/deductions—net(a)	217	(4,878)	1,213	*	*
*Indicates calculation not meaningful.
(a)For a discussion of the drivers of change for 2021 v. 2020, see the Costs and Expenses section within MD&A in our 2021 Form 10-K.
Cost of Sales
2022 v. 2021
Cost of sales increased $3.5 billion, primarily due to:
•an unfavorable impact of $4.0 billion due to increased sales of Comirnaty, which includes a charge for the 50% gross profit split with BioNTech and applicable royalty expenses;
•inventory write-offs and other charges related to Paxlovid and Comirnaty of $1.1 billion and $600 million, respectively; and
•an increase of $1.3 billion due to increased sales of Paxlovid, partially offset by:
•a $3.3 billion favorable impact of foreign exchange and hedging activity.
The decrease in Cost of sales as a percentage of revenues was primarily due to the favorable impacts of Paxlovid, foreign exchange and higher Alliance revenues, partially offset by higher sales of Comirnaty, as well as the inventory write-offs and other charges related to Paxlovid and Comirnaty, respectively, discussed above.
Selling, Informational and Administrative Expenses
2022 v. 2021
Selling, informational and administrative expenses increased $974 million, mostly due to:
•an increase of $1.3 billion for Paxlovid and Comirnaty marketing and promotional expenses and a higher provision for U.S. healthcare reform fees based on sales of Paxlovid; and
•an increase of $540 million for marketing and promotional expenses for recently acquired and launched products, partially offset by:
•a $414 million favorable impact of foreign exchange;
•a $320 million decrease in spending across multiple customer groups; and
•a decrease of $270 million in our liability to be paid to participants of our supplemental savings plan.
Research and Development Expenses
2022 v. 2021
Research and development expenses increased $1.1 billion, primarily due to:
•increased investments of $1.3 billion for certain vaccine and oncology programs as well as costs to develop recently acquired assets, partially offset by lower spending of $480 million for various late-stage clinical programs and programs to treat COVID-19.
2021 v. 2020
Research and development expenses increased $1.7 billion, mainly due to increased investments of $1.2 billion across multiple therapeutic areas, including additional spending related to the development of the oral COVID-19 treatment program.

Pfizer Inc.	2022 Form 10-K	34

Acquired In-Process Research and Development Expenses
2022 v. 2021
Acquired in-process research and development expenses decreased $2.5 billion largely due to:
•a charge of $2.1 billion related to our asset acquisition of Trillium in 2021; and
•an upfront payment to Arvinas and a premium paid on our equity investment in Arvinas totaling $706 million in 2021, partially offset by:
•acquired IPR&D incurred in 2022, including $426 million related to our asset acquisition of ReViral in 2022.
2021 v. 2020
Acquired in-process research and development expenses increased $2.8 billion mainly due to:
•a $2.1 billion charge related to our asset acquisition of Trillium; and
•a net increase in charges of $602 million for upfront and milestone payments on collaboration and licensing arrangements, driven by payments to Arvinas and Beam.
See Notes 2A, 2D and 2E for additional information.
Amortization of Intangible Assets
2022 v. 2021
Amortization of intangible assets decreased $91 million, primarily due to lower amortization of Comirnaty sales milestones to BioNTech, as well as lower amortization of intangible assets related to Prevnar and fully amortized assets, partially offset by amortization of intangible assets from our acquisitions of Biohaven and GBT. See Notes 2A and 10A for additional information.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program––For a description of our program and actual costs, see Note 3. The program savings discussed below may be rounded and represent approximations. In connection with restructuring our corporate enabling functions, we achieved gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, in the two year period from 2021 through 2022. In connection with transforming our commercial go-to market strategy, we expect net cost savings of $1.4 billion, to be achieved primarily from 2022 through 2024. In connection with manufacturing network optimization, we expect net cost savings of $550 million to be achieved primarily from 2020 through 2023. In connection with optimizing our end-to-end R&D operations, we expect net cost savings of $2.3 billion to be achieved primarily from 2023 through 2025.
Certain qualifying costs for this program were recorded in 2022, 2021 and 2020, and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section of this MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions––Net
2022 v. 2021
The period-over-period change of $5.1 billion resulting in net other deductions in 2022 compared to net other income in 2021 was primarily driven by net losses recognized on equity securities in 2022 versus net gains recognized in 2021, lower net periodic benefit credits, and higher asset impairment charges.
See Note 4 for additional information.
Provision/(Benefit) for Taxes on Income

	Year Ended December 31,			% Change
(MILLIONS)	2022	2021	2020	22/21	21/20
Provision/(benefit) for taxes on income	$3,328	$1,852	$370	80	*
Effective tax rate on continuing operations	9.6%	7.6%	5.3%
*Indicates calculation not meaningful.

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
Discontinued Operations
For information about our discontinued operations, see Note 2B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of January 31, 2023 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
The following provides information about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.

Pfizer Inc.	2022 Form 10-K	35

The tables below include filing and approval milestones for products that have occurred in the last twelve months and generally do not include approvals that may have occurred prior to that time. The tables include filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).
COVID-19 Vaccine Products

PATIENT POPULATION AND DATE OF APPROVAL/FILING(a)
COVID-19 VACCINE PRODUCT(b)	PRIMARY SERIES OR BOOSTER	16 Years of age and older			12-15 Years of age			5-11 Years of age			6 Months through 4 Years of age
		U.S.	EU	JAPAN	U.S.	EU	JAPAN	U.S.	EU	JAPAN	U.S.	EU	JAPAN
Comirnaty		30-µg 2-dose primary(c)						10-µg 2-dose primary(d)			3-µg 3-dose primary
	Primary	Approved Aug. 2021	Approved Dec. 2020	Cond. J-NDA Feb. 2021	EUA May 2021	Approved May 2021	Cond. J-NDA May 2021	EUA Oct. 2021	Approved Nov. 2021	Cond. J-NDA Jan. 2022	EUA June 2022	CMA Oct. 2022	Cond. J-NDA Oct. 2022
		30-µg booster dose(e)						10-µg booster dose
	Booster	EUA(f) Dec. 2021	Approved Oct. 2021	Cond. J-NDA Nov. 2021	EUA(f) Jan. 2022	Approved Feb. 2022	Cond. J-NDA Mar. 2022	EUA(f) May 2022	Approved Sep. 2022	Cond. J-NDA Aug. 2022
Comirnaty Original/Omicron BA.4/BA.5 Vaccine(g)	Booster	30-µg booster dose						10-µg booster dose			3-µg booster dose
		EUA Aug. 2022	Approved Sep. 2022	Cond. J-NDA Oct. 2022	EUA Aug. 2022	Approved Sep. 2022	Cond. J-NDA Oct. 2022	EUA Oct. 2022	CMA Nov. 2022		EUA(h) Dec. 2022
Comirnaty Original/Omicron BA.1 Vaccine	Booster	30-µg booster dose
			Approved Sep. 2022	Cond. J-NDA Sep. 2022		Approved Sep. 2022	Cond. J-NDA Sep. 2022
(a)All EU approvals prior to October 10, 2022 were under the CMA, and later converted to full Marketing Authorization as of October 10, 2022. Dates shown in table reflect original CMA date.
(b)All COVID-19 vaccine products listed in this table are being developed in collaboration with BioNTech.
(c)FDA has authorized a third 30-µg primary series dose to individuals 12 years of age and older with certain kinds of immunocompromise.
(d)FDA has authorized a third 10-µg primary series dose to individuals 5-11 years of age with certain kinds of immunocompromise.
(e)FDA has authorized a second booster dose in adults ages 50 years and older who have previously received a first booster of any authorized COVID-19 vaccine. The FDA also has authorized a second booster dose for individuals 12 years of age and older who have been determined to have certain kinds of immunocompromise and who have received a first booster dose of any authorized COVID-19 vaccine.
(f)Comirnaty wild-type booster in these populations has been replaced by the booster of the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5).
(g)Refers to the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) and Comirnaty Original/Omicron BA.4/BA.5 Vaccine.
(h)The third dose of the primary series 6 months through 4 years of age in the U.S. has been replaced by the 3-µg booster of the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5).

Pfizer Inc.	2022 Form 10-K	36

Other Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Myfembree (relugolix, estradiol, and norethindrone acetate)(a)	Heavy menstrual bleeding associated with uterine fibroids	Approved May 2021
	Moderate to severe pain associated with endometriosis	Approved Aug. 2022
Ngenla (somatrogon)(b)	Pediatric growth hormone deficiency	Filed Jan. 2021	Approved Feb. 2022	Approved Jan. 2022
Prevnar 20/Apexxnar (Vaccine)(c)	Active immunization to prevent invasive disease caused by Streptococcus pneumoniae serotypes (adults)	Approved June 2021	Approved Feb. 2022
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis disease	Approved Aug. 2021
Paxlovid(d) (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 in high-risk adults and children (12-18 years of age; >88lbs)	EUA Dec. 2021	CMA Jan. 2022	Approved Feb. 2022
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura (adults)	Approved Feb. 2020	Approved Apr. 2022
	Prevention of episodic migraine (adults)	Approved May 2021	Approved Apr. 2022
ritlecitinib (PF-06651600)	Alopecia areata	Filed Sep. 2022	Filed Sep. 2022	Filed Sep. 2022
zavegepant (intranasal)	Acute treatment of migraine	Filed May 2022
PF-06886992 (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections (adolescent and young adults)	Filed Dec. 2022
PF-06928316 (Vaccine)	Active immunization to prevent respiratory syncytial virus infection (maternal)	Filed Feb. 2023	Filed Jan. 2023
	Active immunization to prevent respiratory syncytial virus infection (older adults)	Filed Dec. 2022	Filed Jan. 2023
etrasimod	Ulcerative colitis (moderately to severely active)	Filed Dec. 2022	Filed Nov. 2022
PF-06482077 (Vaccine)	Active immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)	Filed Jan. 2023
elranatamab (PF-06863135)	Multiple myeloma triple-class refractory	Filed Feb. 2023	Filed Feb. 2023
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with Myovant. In January 2023, the FDA approved the sNDA to include data from the Randomized Withdrawal Study into section 14 of the label.
(b)Being developed in collaboration with OPKO.
(c)In October 2022, the CDC’s ACIP voted to recommend a single dose of Prevnar 20 to help protect adults previously vaccinated with Prevnar 13 or both Prevnar 13 and PPSV23 against invasive disease and pneumonia caused by the 20 Streptococcus pneumoniae serotypes in Prevnar 20.
(d)In June 2022, we announced the submission of an NDA to the FDA for approval of Paxlovid for the treatment of COVID-19 in both vaccinated and unvaccinated individuals who are at high risk for progression to severe illness from COVID-19. In December 2022, Pfizer announced the FDA has extended the review period for the NDA for Paxlovid. At the request of the FDA, Pfizer recently submitted additional analyses of efficacy and safety data from the pivotal Evaluation of Protease Inhibition for COVID-19 in High-Risk Patients and supportive Evaluation of Protease Inhibition for COVID-19 in Standard-Risk Patients trials to be considered as part of its NDA for Paxlovid. Results from these analyses are consistent with previously disclosed efficacy and safety data for the trials. In order to allow time for a full review of the application, including the additional data analyses submitted, the FDA has extended the Prescription Drug User Fee Act goal date by three months to May 2023.
In December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. In addition, in November 2022, the EMA concluded their assessment of JAK inhibitors authorized for inflammatory diseases in the EU, including Xeljanz and Cibinqo, and recommended that risk minimization measures, including special warnings and precautions for use, should be revised and harmonized for all such JAK inhibitors. The resulting label changes are expected to be finalized in the first quarter of 2023. We continue to work with regulatory agencies worldwide to review the full results and analyses of ORAL Surveillance and their impact on product labeling. For additional information, see Item 1A. Risk Factors—Post-Authorization/Approval Data.
In China, the following products received regulatory approvals in the last twelve months: Paxlovid for COVID-19 infection in February 2022; Cibinqo for atopic dermatitis in April 2022; Lorbrena for non-small cell lung cancer (first line and second line therapy) in April 2022; Xeljanz for ankylosing spondylitis in April 2022; Cresemba (IV formulation) for the treatment of adult patients with invasive aspergillosis and invasive mucormycosis in June 2022; and Xeljanz for the treatment of adult patients with active psoriatic arthritis in October 2022.

Pfizer Inc.	2022 Form 10-K	37

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED INDICATION
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC
Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	PF-06482077 (Vaccine)	Immunization to prevent invasive and non-invasive pneumococcal infections (pediatric)
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFV600E-mutant mCRC
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(e)	BRAFV600E/K-mutant metastatic or unresectable locally advanced melanoma
	Braftovi (encorafenib) and Mektovi (binimetinib)	BRAFV600E-mutant non-small cell lung cancer
	Paxlovid (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	zavegepant (oral)	Prevention of acute migraine (adults)
	ritlecitinib (PF-06651600)	Vitiligo
	elranatamab (PF-06863135)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
	Eliquis (apixaban)	Venous thromboembolism (pediatric)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options
	fidanacogene elaparvovec (PF-06838435)(f)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(g)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	marstacimab (PF-06741086)	Hemophilia
	Omicron-based mRNA vaccine(h)	Immunization to prevent COVID-19 (adults)
	VLA15 (PF-07307405) vaccine(i)	Immunization to prevent Lyme Disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	inclacumab (PF-07940370)	Sickle Cell Disease
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Being developed in collaboration with Astellas.
(c)Being developed in collaboration with OPKO.
(d)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono.
(e)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono.
(f)Being developed in collaboration with Spark Therapeutics, Inc.
(g)Being developed in collaboration with Sangamo Therapeutics, Inc.
(h)Being developed in collaboration with BioNTech.
(i)Being developed in collaboration with Valneva.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section in this Form 10-K.

Pfizer Inc.	2022 Form 10-K	38

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
EPS attributable to Pfizer Inc. common shareholders––diluted (a) before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items

(a)Most directly comparable GAAP measure.
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which is Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income, which is derived from Adjusted income. Beginning in the first quarter of 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding, which is largely based on financial performance, is adjusted by our R&D pipeline performance, as measured by four metrics, and performance against certain of our ESG metrics, and may be further modified by our Compensation Committee’s assessment of other factors.
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
Adjusted Income and Adjusted Diluted EPS
Acquired IPR&D—Non-GAAP Adjusted financial measures include expenses for all acquired IPR&D costs incurred in connection with upfront and milestone payments on collaboration and in-license agreements, including premiums on equity securities, as well as asset acquisitions of acquired IPR&D. Previously, certain of these items were excluded from our non-GAAP Adjusted results. Acquired IPR&D expenses that previously would have been excluded from non-GAAP Adjusted income but are now included in both GAAP Reported income and non-GAAP Adjusted income were approximately: (i) $765 million pre-tax ($665 million, net of tax), or $0.12 per share, in 2022; (ii) $3.3 billion pre-tax ($2.6 billion, net of tax), or $0.45 per share, in 2021; and (iii) $504 million pre-tax ($397 million, net of tax), or $0.07 per share, in 2020.
Amortization of Intangible Assets—We began excluding all amortization of intangibles from non-GAAP Adjusted income, compared to excluding only amortization of intangibles related to large mergers or acquisitions under the prior methodology, and presenting it as a separate reconciling line. Previously, the adjustment under the prior methodology was included as part of a reconciling line entitled “Purchase accounting adjustments” that we no longer separately present. The impact of this policy change resulted in benefits on Adjusted diluted EPS of $0.06 in 2022, $0.09 in 2021 and $0.05 in 2020.
Acquisition-Related Items––Adjusted income continues to exclude certain acquisition-related items, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each

Pfizer Inc.	2022 Form 10-K	39

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
Discontinued Operations––Adjusted income continues to exclude the results of discontinued operations, as well as any related gains or losses on the disposal of such operations. We believe that this presentation is meaningful to investors because, while we review our product portfolio for strategic fit with our operations, we do not build or run our business with the intent to discontinue parts of our business. Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.
Certain Significant Items––Adjusted income continues to exclude certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities, and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty and because we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items below for a non-inclusive list of certain significant items.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Year Ended December 31, 2022
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$34,344	$13,677	$217		$31,372	$5.47
Amortization of intangible assets	—	—	—		3,609
Acquisition-related items	(119)	(7)	(74)		832
Discontinued operations(d)	—	—	—		(21)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(88)	(562)	—		1,396
Certain asset impairments(f)	—	—	(421)		421
(Gains)/losses on equity securities(f)	—	—	(1,270)		1,270
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	230		(230)
Other	(40)	(59)	(636)	(g)	752
Income tax provision—Non-GAAP items					(1,683)
Non-GAAP Adjusted	$34,096	$13,049	$(1,954)		$37,717	$6.58

Pfizer Inc.	2022 Form 10-K	40

	Year Ended December 31, 2021
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)		Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$30,821	$12,703		$(4,878)		$21,979	$3.85
Amortization of intangible assets	—	(38)		(2)		3,746
Acquisition-related items	25	(3)		(114)		139
Discontinued operations(d)	—	—		—		585
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(108)	(450)		—		1,309
Certain asset impairments	—	—		(86)		86
(Gains)/losses on equity securities(f)	—	—		1,338		(1,338)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—		1,601		(1,601)
Other	(52)	(141)	(h)	(334)	(g)	542
Income tax provision—Non-GAAP items						(2,250)
Non-GAAP Adjusted	$30,685	$12,071		$(2,475)		$23,196	$4.06

	Year Ended December 31, 2020
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)		Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$8,484	$11,597		$1,213		$9,159	$1.63
Amortization of intangible assets	—	(38)		(3)		3,395
Acquisition-related items	18	(1)		(75)		98
Discontinued operations(d)	—	—		—		(2,879)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(61)	(197)		—		791
Certain asset impairments(f)	—	—		(1,691)		1,691
(Gains)/losses on equity securities(f)	—	—		557		(557)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—		(1,092)		1,092
Other	(56)	(292)	(h)	(691)	(g)	1,063
Income tax provision—Non-GAAP items						(1,251)
Non-GAAP Adjusted	$8,386	$11,068		$(1,781)		$12,601	$2.24
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: 9.6% in 2022, 7.6% in 2021 and 5.3% in 2020. See Note 5. Our effective tax rates for non-GAAP Adjusted income were: 11.7% in 2022, 14.5% in 2021 and 13.5% in 2020.
(b)Includes reconciling amounts for Research and development expenses that are not material.
(c)For 2022, the total acquisition-related items of $832 million include reconciling amounts for Restructuring charges and certain acquisition-related costs of $631 million, composed of $348 million of integration costs and other charges, $144 million of transaction costs and $138 million of employee termination-related charges. See Note 3.
(d)For information about discontinued operations, see Note 2B.
(e)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(f)See Note 4.
(g)For 2022, the total of $636 million primarily includes (i) charges of $307 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by Haleon/the Consumer Healthcare JV, and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the Consumer Healthcare JV from GSK, and (ii) charges of $230 million for certain legal matters, primarily for certain product liability and other expenses related to products discontinued and/or divested by Pfizer. For 2021, the total of $334 million primarily included (i) charges of $185 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of preparing for separation from GSK recorded by the Consumer Healthcare JV, and (ii) charges of $162 million for certain legal matters, primarily for certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition commitments. For 2020, the total of $691 million primarily included (i) charges of $367 million mostly representing our equity-method accounting pro rata share of transaction-specific restructuring and business combination accounting charges recorded by the Consumer Healthcare JV, and (ii) losses on asset disposals of $238 million.
(h)For 2021 and 2020, the totals of $141 million and $292 million, respectively, primarily included costs for consulting, legal, tax and advisory services associated with a non-recurring internal reorganization of legal entities.

Pfizer Inc.	2022 Form 10-K	41

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
For a discussion of the drivers of change for 2021 versus 2020 as well as cash flows from discontinued operations in 2020, see the Analysis of the Consolidated Statements of Cash Flows section within MD&A in our 2021 Form 10-K.
Cash Flows from Continuing Operations

	Year Ended December 31,
(MILLIONS)	2022	2021	2020	Drivers of change 2022 v. 2021
Cash provided by/(used in):
Operating activities from continuing operations	$29,267	$32,922	$10,540
The change was driven primarily by a net increase in payments to BioNTech for the gross profit split for Comirnaty (see Note 8B) and an increase in noncurrent inventories primarily driven by a strategic build for Paxlovid (see Note 8A), partially offset by higher net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business.

Investing activities from continuing operations	$(15,783)	$(22,534)	$(4,162)
The change was driven mainly by a $17.4 billion increase in proceeds from redemptions of short-term investments with original maturities of greater than three months, a $7.6 billion decrease in net purchases of short-term investments with original maturities of three months or less and a $4.0 billion dividend received from the Consumer Healthcare JV in 2022 that was allocated to investing activities (see Note 2C), partially offset by cash paid for acquisitions in 2022 of $23.0 billion (Biohaven, $11.5 billion, Arena, $6.2 billion and GBT, $5.2 billion), net of cash acquired (see Note 2A).

Financing activities from continuing operations	$(14,834)	$(9,816)	$(21,640)
The change was driven mostly by $2.0 billion of purchases of the Company’s common stock in 2022, a $1.3 billion increase in repayments of long-term debt, and a $997 million decrease in proceeds from the issuance of long-term debt.

Cash Flows from Discontinued Operations––In 2021, cash flows from discontinued operations primarily relate to our former Meridian subsidiary, Upjohn Business and the Mylan-Japan collaboration (see Note 2B).
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
For additional information about the sources and uses of our funds and capital resources for the years ended December 31, 2022 and 2021, see the Analysis of the Consolidated Statements of Cash Flows in this MD&A.

Pfizer Inc.	2022 Form 10-K	42

Credit Ratings––The cost and availability of financing are influenced by credit ratings, and an increase or decrease in our credit rating could have a beneficial or adverse effect on financing. Our long-term debt is rated high-quality by both S&P and Moody’s. In November 2022, Moody’s increased the rating on our long-term debt from A2 to A1 as well as the outlook on our long-term debt to Stable; S&P continues to rate the outlook of our long-term debt as Stable since November 2020.

The current ratings assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A1	Stable
S&P	A-1+	A+	Stable
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
Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. In December 2022, our BOD declared a first-quarter dividend of $0.41 per share, payable on March 3, 2023, to shareholders of record at the close of business on January 27, 2023. The first-quarter 2023 cash dividend will be our 337th consecutive quarterly dividend.
In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2.0 billion under our publicly announced share purchase plan. See Note 12 for more information. At December 31, 2022, our remaining share-purchase authorization was approximately $3.3 billion.
Off-Balance Sheet Arrangements, Contractual, and Other Obligations––In the ordinary course of business, (i) we enter into off-balance sheet arrangements that may result in contractual and other obligations and (ii) in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities. For more information on guarantees and indemnifications, see Note 16B.
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
Our significant contractual and other obligations as of December 31, 2022 consisted of:
•Long-term debt, including current portion (see Note 7D) and related interest payments;
•Estimated cash payments related to the TCJA repatriation estimated tax liability (see Note 5). Estimated future payments related to the TCJA repatriation tax liability that will occur after December 31, 2022 total $7.0 billion, of which an estimated $1.0 billion is to be paid in the next twelve months and an estimated $6.0 billion is to be paid in periods thereafter. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards;
•Certain commitments totaling $4.4 billion, of which an estimated $1.4 billion is to be paid in the next twelve months, and $3.0 billion in periods thereafter (see Note 16C);
•Purchases of property plant and equipment (see Note 9). In 2023, we expect to spend approximately $3.9 billion on property, plant and equipment; and
•Future minimum rental commitments under non-cancelable operating leases (see Note 15).
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
Global Economic Conditions––Venezuela and Argentina operations, and beginning in our second quarter of 2022, our operations in Turkey function in a hyperinflationary economy. The impact to Pfizer is not considered material. For additional information on the global economic environment, see the Item 1A. Risk Factors––Global Operations section in this Form 10-K.
Market Risk––We are subject to foreign exchange risk, interest rate risk, and equity price risk. The objective of our financial risk management program is to minimize the impact of foreign exchange rate and interest rate movements on our earnings. We address such exposures through a combination of operational means and financial instruments. For more information on how we manage our foreign exchange and interest rate risks, see Notes 1F and 7E, as well as the Item 1A. Risk Factors—Global Operations section in this Form 10-K for key currencies in which we operate. Our sensitivity analyses of such risks are discussed below.
Foreign Exchange Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to foreign exchange rate changes. In this analysis, holding all other assumptions constant and assuming that a change in one currency’s rate relative to the U.S. dollar would not have any effect on another currency’s rates relative to the U.S. dollar, if the dollar were to appreciate against all other currencies by 10%, as of December 31, 2022, the expected adverse impact on our net income would not be significant.
Interest Rate Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to interest rate changes. In this analysis, holding all other assumptions constant and assuming a parallel shift in the interest rate curve for all maturities and for all instruments, if there were a one hundred basis point decrease in interest rates as of December 31, 2022, the expected adverse impact on our net income would not be significant.

Pfizer Inc.	2022 Form 10-K	43

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
LIBOR––From time to time, we issued variable rate debt or entered into interest rate derivatives based on LIBOR. The most commonly used U.S. dollar LIBOR rates will cease publication after June 30, 2023, and all other LIBOR rates ceased publication as of December 31, 2021. The U.S. Federal Reserve has selected the Secured Overnight Funding Rate (SOFR) as the preferred alternative reference rate. We have been updating our systems and all of our LIBOR-based contracts as of December 31, 2022 contain fallback language to accommodate an alternative reference rate. We do not expect the transition to have a significant impact on our business or financial condition.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2022
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
	Elections can be adopted prospectively at any time through December 31, 2024.	We will apply certain of the optional expedients on hedge accounting relationships and related contracts, if necessary. We do not expect this new guidance to have a material impact on our consolidated financial statements.
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
	January 1, 2023, except for the amendment on rollforward information, which is effective January 1, 2024. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is incorporated by reference to the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.

Pfizer Inc.	2022 Form 10-K	44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pfizer Inc. and Subsidiary Companies (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 5D and 1Q, the Company’s tax positions are subject to audit by local taxing authorities in each respective tax jurisdiction, and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. As of December 31, 2022, the Company has recorded gross unrecognized tax benefits, excluding associated interest, of $4.5 billion.
We identified the evaluation of certain of the Company’s gross unrecognized tax benefits as a critical audit matter because a high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.

Pfizer Inc.	2022 Form 10-K	45

Report of Independent Registered Public Accounting Firm

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
Evaluation of product liability and other product-related litigation
As discussed in Notes 1S. and 16 to the consolidated financial statements, the Company is involved in product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, among others. Certain of these pending product and other product-related legal proceedings could result in losses that could be substantial. The accrued liability and/or disclosure for the pending product liability and other product-related legal proceedings requires a complex series of judgments by the Company about future events, which involves a number of uncertainties.
We identified the evaluation of product liability and other product-related litigation as a critical audit matter. Challenging auditor judgment was required to evaluate the Company’s judgments about future events and uncertainties.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s product liability and other product-related litigation processes, including controls related to (1) the evaluation of information from external and internal legal counsel, (2) forward-looking expectations, and (3) new legal proceedings, or other legal proceedings not currently reserved or disclosed. We read letters received directly from the Company’s external and internal legal counsel that described the Company’s probable or reasonably possible legal contingency to pending product liability and other product-related legal proceedings. We inspected the Company’s minutes from meetings of the Audit Committee, which included the status of key litigation matters. We evaluated the Company’s ability to estimate its monetary exposure to pending product and other product-related legal proceedings by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of prior legal matters. We analyzed relevant publicly available information about the Company, its competitors, and the industry.

We have not been able to determine the specific year that we or our predecessor firms began serving as the Company’s auditor, however, we are aware that we or our predecessor firms have served as the Company’s auditor since at least 1942.

New York, New York

February 23, 2023

Pfizer Inc.	2022 Form 10-K	46

Consolidated Statements of Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2022	2021	2020
Revenues	$100,330	$81,288	$41,651
Costs and expenses:
Cost of sales(a)	34,344	30,821	8,484
Selling, informational and administrative expenses(a)	13,677	12,703	11,597
Research and development expenses(a)	11,428	10,360	8,709
Acquired in-process research and development expenses(b)	953	3,469	684
Amortization of intangible assets	3,609	3,700	3,348
Restructuring charges and certain acquisition-related costs	1,375	802	579
Other (income)/deductions––net	217	(4,878)	1,213
Income from continuing operations before provision/(benefit) for taxes on income	34,729	24,311	7,036
Provision/(benefit) for taxes on income	3,328	1,852	370
Income from continuing operations	31,401	22,459	6,666
Discontinued operations––net of tax	6	(434)	2,529
Net income before allocation to noncontrolling interests	31,407	22,025	9,195
Less: Net income attributable to noncontrolling interests	35	45	36
Net income attributable to Pfizer Inc. common shareholders	$31,372	$21,979	$9,159

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$5.59	$4.00	$1.19
Discontinued operations––net of tax	—	(0.08)	0.46
Net income attributable to Pfizer Inc. common shareholders	$5.59	$3.92	$1.65
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$5.47	$3.93	$1.18
Discontinued operations––net of tax	—	(0.08)	0.45
Net income attributable to Pfizer Inc. common shareholders	$5.47	$3.85	$1.63

Weighted-average shares––basic	5,608	5,601	5,555
Weighted-average shares––diluted	5,733	5,708	5,632
(a)Exclusive of amortization of intangible assets.
(b)See Note 1L.
See Accompanying Notes.

Pfizer Inc.	2022 Form 10-K	47

Consolidated Statements of Comprehensive Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Net income before allocation to noncontrolling interests	$31,407	$22,025	$9,195

Foreign currency translation adjustments, net	(2,328)	(682)	772
Reclassification adjustments	—	—	(17)
	(2,328)	(682)	755
Unrealized holding gains/(losses) on derivative financial instruments, net	1,444	526	(582)
Reclassification adjustments for (gains)/losses included in net income(a)	(2,062)	134	21
	(618)	660	(561)
Unrealized holding gains/(losses) on available-for-sale securities, net	(1,306)	(355)	361
Reclassification adjustments for (gains)/losses included in net income(b)	1,809	(30)	(188)
	502	(384)	173
Benefit plans: prior service (costs)/credits and other, net	(24)	116	52
Reclassification adjustments related to amortization of prior service costs and other, net	(129)	(154)	(176)
Reclassification adjustments related to curtailments of prior service costs and other, net	(12)	(75)	—
	(166)	(113)	(124)
Other comprehensive income/(loss), before tax	(2,609)	(519)	243
Tax provision/(benefit) on other comprehensive income/(loss)	(187)	71	(227)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(2,422)	$(589)	$471

Comprehensive income/(loss) before allocation to noncontrolling interests	$28,985	$21,435	$9,666
Less: Comprehensive income/(loss) attributable to noncontrolling interests	20	43	27
Comprehensive income/(loss) attributable to Pfizer Inc.	$28,965	$21,393	$9,639
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

Pfizer Inc.	2022 Form 10-K	48

Consolidated Balance Sheets
Pfizer Inc. and Subsidiary Companies

	As of December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2022	2021

Assets
Cash and cash equivalents	$416	$1,944
Short-term investments	22,316	29,125
Trade accounts receivable, less allowance for doubtful accounts: 2022—$449; 2021—$492	10,952	11,479
Inventories	8,981	9,059
Current tax assets	3,577	4,266
Other current assets	5,017	3,820
Total current assets	51,259	59,693
Equity-method investments	11,033	16,472
Long-term investments	4,036	5,054
Property, plant and equipment	16,274	14,882
Identifiable intangible assets	43,370	25,146
Goodwill	51,375	49,208
Noncurrent deferred tax assets and other noncurrent tax assets	6,693	3,341
Other noncurrent assets	13,163	7,679
Total assets	$197,205	$181,476

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2022—$2,560; 2021—$1,636	$2,945	$2,241
Trade accounts payable	6,809	5,578
Dividends payable	2,303	2,249
Income taxes payable	1,587	1,266
Accrued compensation and related items	3,407	3,332
Deferred revenues	2,520	3,067
Other current liabilities	22,568	24,939
Total current liabilities	42,138	42,671

Long-term debt	32,884	36,195
Pension and postretirement benefit obligations	2,250	3,724
Noncurrent deferred tax liabilities	1,023	349
Other taxes payable	9,812	11,331
Other noncurrent liabilities	13,180	9,743
Total liabilities	101,288	104,013

Commitments and Contingencies

Preferred stock, no par value, at stated value; 27 shares authorized; no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.05 par value; 12,000 shares authorized; issued: 2022—9,519; 2021—9,471	476	473
Additional paid-in capital	91,802	90,591
Treasury stock, shares at cost: 2022—3,903; 2021—3,851	(113,969)	(111,361)
Retained earnings	125,656	103,394
Accumulated other comprehensive loss	(8,304)	(5,897)
Total Pfizer Inc. shareholders’ equity	95,661	77,201
Equity attributable to noncontrolling interests	256	262
Total equity	95,916	77,462
Total liabilities and equity	$197,205	$181,476
See Accompanying Notes.

Pfizer Inc.	2022 Form 10-K	49

Consolidated Statements of Equity
Pfizer Inc. and Subsidiary Companies

	PFIZER INC. SHAREHOLDERS
	Preferred Stock		Common Stock			Treasury Stock
(MILLIONS, EXCEPT PREFERRED SHARES AND PER SHARE AMOUNTS)	Shares	Stated Value	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share - holders’ Equity	Non-controlling Interests	Total Equity
Balance, January 1, 2020	431	$17	9,369	$468	$87,428	(3,835)	$(110,801)	$91,397	$(5,367)	$63,143	$303	$63,447
Net income								9,159		9,159	36	9,195
Other comprehensive income/(loss), net of tax									480	480	(9)	471
Cash dividends declared, per share: $1.53
Common stock								(8,571)		(8,571)		(8,571)
Preferred stock								—		—		—
Noncontrolling interests										—	(91)	(91)
Share-based payment transactions			37	2	1,261	(6)	(218)	—		1,044		1,044
Preferred stock conversions and redemptions(a)	(431)	(17)			(15)	1	31			(1)		(1)
Distribution of Upjohn Business(b)								(1,592)	(423)	(2,015)	(3)	(2,018)
Other			—	—	—	—	—	—		—	(1)	(1)
Balance, December 31, 2020	—	—	9,407	470	88,674	(3,840)	(110,988)	90,392	(5,310)	63,238	235	63,473
Net income								21,979		21,979	45	22,025
Other comprehensive income/(loss), net of tax									(587)	(587)	(3)	(589)
Cash dividends declared, per share: $1.57
Common stock								(8,816)		(8,816)		(8,816)
Noncontrolling interests										—	(8)	(8)
Share-based payment transactions			64	3	1,917	(11)	(373)	(77)		1,470		1,470
Other			—	—	—	—		(85)		(85)	(7)	(92)
Balance, December 31, 2021	—	—	9,471	473	90,591	(3,851)	(111,361)	103,394	(5,897)	77,201	262	77,462
Net income								31,372		31,372	35	31,407
Other comprehensive income/(loss), net of tax									(2,407)	(2,407)	(15)	(2,422)
Cash dividends declared, per share: $1.61
Common stock								(9,037)		(9,037)		(9,037)
Noncontrolling interests										—	(13)	(13)
Share-based payment transactions			48	2	1,192	(13)	(608)	(73)		513		513
Purchases of common stock						(39)	(2,000)			(2,000)		(2,000)
Other					19	—	—	—		19	(13)	6
Balance, December 31, 2022	—	$—	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
(a)See Note 12.
(b)See Note 2B.
See Accompanying Notes.

Pfizer Inc.	2022 Form 10-K	50

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2022	2021	2020

Operating Activities
Net income before allocation to noncontrolling interests	$31,407	$22,025	$9,195
Discontinued operations—net of tax	6	(434)	2,529
Net income from continuing operations before allocation to noncontrolling interests	31,401	22,459	6,666
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,064	5,191	4,681
Asset write-offs and impairments	550	276	2,049
Deferred taxes from continuing operations	(3,764)	(4,293)	(1,575)
Share-based compensation expense	872	1,182	755
Benefit plan contributions in excess of expense/income	(1,158)	(3,123)	(1,242)
Other adjustments, net	758	(1,573)	(485)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Trade accounts receivable	261	(3,811)	(1,275)
Inventories	592	(1,125)	(778)
Other assets(a)	(4,506)	(1,057)	(137)
Trade accounts payable	1,191	1,242	355
Other liabilities	(1,449)	18,721	2,768
Other tax accounts, net	(545)	(1,166)	(1,240)
Net cash provided by operating activities from continuing operations	29,267	32,922	10,540
Net cash provided by/(used in) operating activities from discontinued operations	—	(343)	3,863
Net cash provided by operating activities	29,267	32,580	14,403

Investing Activities
Purchases of property, plant and equipment	(3,236)	(2,711)	(2,226)
Purchases of short-term investments	(36,384)	(38,457)	(13,805)
Proceeds from redemptions/sales of short-term investments	44,821	27,447	11,087
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(483)	(8,088)	920
Purchases of long-term investments	(1,913)	(1,068)	(597)
Proceeds from redemptions/sales of long-term investments	641	649	723
Acquisitions of businesses, net of cash acquired	(22,997)	—	—
Dividend received from the Consumer Healthcare JV(b)	3,960	—	—
Other investing activities, net	(192)	(305)	(265)
Net cash provided by/(used in) investing activities from continuing operations	(15,783)	(22,534)	(4,162)
Net cash provided by/(used in) investing activities from discontinued operations	—	(12)	(109)
Net cash provided by/(used in) investing activities	(15,783)	(22,546)	(4,271)

Financing Activities
Proceeds from short-term borrowings	3,891	—	12,352
Payments on short-term borrowings	(3,887)	—	(22,197)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(222)	(96)	(4,129)
Proceeds from issuances of long-term debt	—	997	5,222
Payments on long-term debt	(3,298)	(2,004)	(4,003)
Purchases of common stock	(2,000)	—	—
Cash dividends paid	(8,983)	(8,729)	(8,440)
Other financing activities, net	(335)	16	(444)
Net cash provided by/(used in) financing activities from continuing operations	(14,834)	(9,816)	(21,640)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	11,991
Net cash provided by/(used in) financing activities	(14,834)	(9,816)	(9,649)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(165)	(59)	(8)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,515)	159	475
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,983	1,825	1,350
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$468	$1,983	$1,825

- Continued -

Pfizer Inc.	2022 Form 10-K	51

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$7,867	$7,427	$3,153
Interest paid	1,442	1,467	1,641
Interest rate hedges	54	(2)	(20)

Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$752	$1,943	$410
(a)See Note 8A.
(b)See Note 2C.
See Accompanying Notes.

Pfizer Inc.	2022 Form 10-K	52

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
Beginning in the fourth quarter of 2021, we reorganized our commercial operations and began to manage our commercial operations through a global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and PC1, our global contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Beginning in the third quarter of 2022, we made several additional organizational changes to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product or indication launches. These changes include establishing a new commercial structure within Biopharma, optimizing our end-to-end R&D operations and further prioritizing our internal R&D portfolio, as well as realigning certain enabling and platform functions across the organization to ensure alignment with this new operating structure. Biopharma is the only reportable segment. See Note 17.
On December 31, 2021, we completed the sale of our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products. Prior to its sale, Meridian was managed within the former Hospital product portfolio. Beginning in the fourth quarter of 2021, the financial results of Meridian were reflected as discontinued operations for all periods presented. On December 21, 2020, Pfizer and Viatris completed the termination of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan (the Mylan-Japan collaboration) pursuant to an agreement dated November 13, 2020, and we transferred related inventories and operations that were part of the Mylan-Japan collaboration to Viatris. On November 16, 2020, we completed the spin-off and the combination of our Upjohn Business with Mylan to form Viatris. Beginning in the fourth quarter of 2020, the financial results of the Upjohn Business and the Mylan-Japan collaboration were reflected as discontinued operations for all periods presented. Upon completion of the spin-off of the Upjohn Business on November 16, 2020, the Upjohn assets and liabilities were derecognized from our consolidated balance sheet and are reflected in Retained Earnings–Distribution of Upjohn Business in the consolidated statement of equity. Prior to the spin-off of the Upjohn Business in November 2020, the Upjohn Business, the Mylan-Japan collaboration and Meridian were managed as part of our former Upjohn operating segment. With the separation of the Upjohn Business, the Mylan-Japan collaboration and Meridian, as well as the formation of the Consumer Healthcare JV in 2019, Pfizer transformed into a more focused, global leader in science-based innovative medicines and vaccines. In addition, other acquisitions and business development activities completed in 2022, 2021 and 2020 impacted financial results in the periods presented. See Note 2.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, mainly for acquired IPR&D expenses (see Note 1L). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
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

Pfizer Inc.	2022 Form 10-K	53

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

D. Acquisitions
Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired IPR&D be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business, as defined in U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed in Acquired in-process research and development expenses.
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

Pfizer Inc.	2022 Form 10-K	54

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
The following outlines our common sales arrangements:
•Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2022, we principally sold Paxlovid to government agencies. In the U.S., we primarily sell our vaccines directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Outside the U.S., we primarily sell our vaccines to government and non-government institutions. Prescription pharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through PBMs, and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).
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
We recorded direct product sales and/or Alliance revenues of more than $1 billion for each of ten products in 2022, for each of nine products in 2021 and for each of seven products in 2020. In the aggregate, these direct product sales and/or alliance product revenues represented 82% of our revenues in 2022, 75% of our revenues in 2021 and 54% of our revenues in 2020. See Note 17C for additional information. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices and lower volumes due to added generic competition. We generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights.

Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:
	As of December 31,
(MILLIONS)	2022	2021
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,200	$1,077

Other current liabilities:
Accrued rebates	4,479	3,811
Other accruals	430	528

Other noncurrent liabilities	612	433
Total accrued rebates and other sales-related accruals	$6,722	$5,850

Pfizer Inc.	2022 Form 10-K	55

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

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
During 2022 and 2021, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our consolidated financial statements.

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
Reimbursements to or from our collaboration partners for development costs are typically recorded in Research and development expenses. Upfront payments and pre-approval milestone payments due from us to our collaboration partners in development stage collaborations are recorded as Acquired in-process research and development expenses. Milestone payments due from us to our collaboration partners after regulatory approval has been attained for a medicine are recorded in Identifiable intangible assets—Developed technology rights. Upfront and pre-approval milestone payments earned from our collaboration partners by us are recognized in Other (income)/deductions—net over the development period for the products, when our performance obligations include providing R&D services to our collaboration partners. Upfront, pre-approval and post-approval milestone payments earned by us may be recognized in Other (income)/deductions—net immediately when earned or over other periods depending upon the nature of our performance obligations in the applicable collaboration. Where the milestone event is regulatory approval for a medicine, we generally recognize milestone payments due to us in the transaction price when regulatory approval in the applicable jurisdiction has been attained. We may recognize milestone payments due to us in the transaction price earlier than the milestone event in certain circumstances when recognition of the income would not be probable of a significant reversal.
I. Cost of Sales and Inventories
Inventories are recorded at the lower of cost or net realizable value. The cost of finished goods, work in process and raw materials is determined using average actual cost. We regularly review our inventories for impairment and reserves are established when necessary. Inventories that are not expected to be sold within 12 months are classified as Other noncurrent assets. See Note 8A.
J. Selling, Informational and Administrative Expenses
Selling, informational and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, shipping and handling, IT and legal defense. Advertising expenses totaled approximately $2.8 billion in 2022, $2.0 billion in 2021 and $1.8 billion in 2020. Production costs are expensed as incurred and the costs of TV, radio, and other electronic media and publications are expensed when the related advertising occurs.
K. Research and Development Expenses
R&D costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as R&D activities performed in connection with certain licensing arrangements.
L. Acquired In-Process Research and Development Expenses
Before a compound receives regulatory approval, we record upfront and milestone payments we make to third parties under licensing and collaboration arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, we typically amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter. In the first quarter of 2022, we began reporting acquired IPR&D expense as a separate line item in our consolidated statements of income. Acquired in-process research and development expenses includes costs incurred in connection with (a) all upfront and milestone payments on

Pfizer Inc.	2022 Form 10-K	56

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
Amortization of finite-lived acquired intangible assets is included in Amortization of intangible assets.
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

Pfizer Inc.	2022 Form 10-K	57

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
•Private equity securities without readily determinable fair values and where we have no significant influence are measured at cost minus any impairment and plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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
We regularly evaluate all of our financial assets for impairment. For investments in debt and equity, if and when a decline in fair value is determined, an impairment charge is recorded and a new cost basis in the investment is established. For equity-method investments, an impairment charge is recorded only if and when a decline in fair value is determined to be other-than-temporary.
Derivative financial instruments are carried at fair value in certain balance sheet categories (see Note 7A), with changes in fair value reported in net income or, for certain qualifying hedging relationships, in Other comprehensive income/(loss) (see Note 7E).
Q. Tax Assets and Liabilities and Income Tax Contingencies

Tax Assets and Liabilities––Current tax assets primarily include (i) tax effects for intercompany transfers of inventory within our combined group, which are recognized in the consolidated statements of income when the inventory is sold to a third party and (ii) income tax receivables that are expected to be recovered either via refunds from taxing authorities or reductions to future tax obligations.

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
Other taxes payable as of December 31, 2022 and 2021 include liabilities for uncertain tax positions and the noncurrent portion of the repatriation tax liability for which we elected payment over eight years through 2026. For additional information, see Note 5D for uncertain tax positions and Note 5A for the repatriation tax liability and other estimates and assumptions in connection with the TCJA.

Income Tax Contingencies––We account for income tax contingencies using a benefit recognition model. If we consider that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize all or a portion of the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the taxing authority with full knowledge of all relevant information.

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

Pfizer Inc.	2022 Form 10-K	58

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution.
R. Pension and Postretirement Benefit Plans
The majority of our employees worldwide are covered by defined benefit pension plans, defined contribution plans or both. In the U.S., we have both IRC-qualified and supplemental (non-qualified) defined benefit plans and defined contribution plans, as well as other postretirement benefit plans consisting primarily of medical insurance for retirees and their eligible dependents. Net periodic pension and postretirement benefit costs other than the service costs are recognized in Other (income)/deductions—net. We immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (MTM Accounting). Each time a pension or postretirement plan is remeasured, the actuarial gain or loss is recognized immediately and classified as Other (income)/deductions––net. We recognize the overfunded or underfunded status of each of our defined benefit plans as an asset or liability. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Our pension and other postretirement obligations may be determined using assumptions such as discount rate, expected annual rate of return on plan assets, expected employee turnover and participant mortality. For our pension plans, the obligation may also include assumptions as to future compensation levels. For our other postretirement benefit plans, the obligation may include assumptions as to the expected cost of providing medical insurance benefits, as well as the extent to which those costs are shared with the employee or others (such as governmental programs). Plan assets are measured at fair value.

S. Legal and Environmental Contingencies
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, such as patent litigation, product liability and other product-related litigation, commercial and other asserted or unasserted matters, environmental claims and proceedings, government investigations and guarantees and indemnifications. In assessing contingencies related to legal and environmental proceedings that are pending against the Company, or unasserted claims that are probable of being asserted, we record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured.
T. Share-Based Payments
Our compensation programs can include share-based payments. Generally, grants under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis or on an accelerated attribution approach over the vesting terms with the related costs recorded in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate.
Note 2. Acquisitions, Divestitures, Equity-Method Investments, Licensing Arrangements and Collaborative Arrangements

A. Acquisitions

GBT––On October 5, 2022, we acquired GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease, for $68.50 per share in cash. The total fair value of the consideration transferred was $5.7 billion ($5.2 billion, net of cash acquired). In addition, $136 million in payments to GBT employees for the fair value of previously unvested long-term incentive awards was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs (see Note 3).
In connection with this business combination, we provisionally recorded: (i) $4.4 billion in Identifiable intangible assets, consisting of $3.0 billion of IPR&D and $1.4 billion of developed technology rights with a useful life of six years, (ii) $1.1 billion of Goodwill, (iii) $681 million of inventories to be sold over approximately three years, (iv) $570 million of net deferred tax liabilities and (v) $331 million of assumed long-term debt that was paid in full in the fourth quarter of 2022. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy approved for both acute treatment of migraine and prevention of episodic migraine in adults. The transaction includes the acquisition of Biohaven’s CGRP programs, including rimegepant, zavegepant and a portfolio of five pre-clinical CGRP assets. Under the terms of the agreement, we acquired all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash, for payments of approximately $11.5 billion, plus repayment of third-party debt of $863 million and redemption of Biohaven’s redeemable preferred stock for $495 million. Effective immediately prior to the closing of the acquisition, Biohaven completed the spin-off of Biohaven Ltd. (NYSE: BHVN), distributing Biohaven Ltd.’s shares to Biohaven shareholders. Biohaven Ltd. is a new publicly traded company that retained Biohaven’s non-CGRP development stage pipeline compounds. Pfizer, a Biohaven shareholder, received a pro rata portion of Biohaven Ltd.’s shares in the distribution and owns approximately 1.5% of Biohaven Ltd. as of December 31, 2022.
This acquisition follows on the November 2021 collaboration for the commercialization of rimegepant and zavegepant outside the U.S., in connection with which Pfizer acquired 2.6% of Biohaven’s common stock (see Note 2E). Biohaven Ltd. will also have the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the U.S. in excess of $5.25 billion. This contingent consideration was determined to have no fair value as of the acquisition date. After the acquisition, we remain responsible for payment of high single digit to mid-teen percentage tiered royalties on world-wide net sales excluding China and low to high single digit royalties on net sales in China of rimegepant and zavegepant as well as certain regulatory approval and commercial milestone payments associated with rimegepant and zavegepant of up to $1.1 billion under pre-existing third-party license and other agreements.

Pfizer Inc.	2022 Form 10-K	59

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The total fair value of the consideration transferred was $11.8 billion, which includes the fair value of Pfizer’s previous investment in Biohaven on the acquisition date of approximately $300 million. In connection with this business combination, we provisionally recorded: (i) $12.1 billion in Identifiable intangible assets, consisting of $11.6 billion of developed technology rights with a useful life of 11 years and $450 million of IPR&D, (ii) $817 million of inventories to be sold over approximately two years, (iii) $797 million of Goodwill, (iv) $398 million of trade accounts receivable, (v) $1.4 billion of assumed long-term debt that was paid in full in the fourth quarter of 2022, (vi) $566 million of net deferred tax liabilities and (vii) $477 million of Other current liabilities. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
ReViral––On June 9, 2022, we acquired ReViral, a privately held, clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel antiviral therapeutics that target respiratory syncytial virus, for a total consideration of up to $536 million, including upfront payments of $436 million upon closing (including a base payment of $425 million plus working capital adjustments) and an additional $100 million contingent upon a future development milestone. It was subsequently determined the applicable milestone was not achieved.
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
Arena’s portfolio includes development-stage therapeutic candidates in gastroenterology, dermatology, and cardiology, including etrasimod, an oral, selective sphingosine 1-phosphate (S1P) receptor modulator currently in development for a range of immuno-inflammatory diseases including UC, Crohn’s disease, atopic dermatitis, eosinophilic esophagitis, and alopecia areata. In connection with this business combination, we provisionally recorded: (i) $5.5 billion in Identifiable intangible assets, consisting of $5.0 billion of IPR&D and $460 million of indefinite-lived licensing agreements and other, (ii) $1.0 billion of Goodwill and (iii) $506 million of net deferred tax liabilities. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not yet been finalized.
Trillium––On November 17, 2021, we acquired all of the issued and outstanding common stock not already owned by Pfizer of Trillium, a clinical stage immuno-oncology company developing therapies targeting cancer immune evasion pathways and specific cell targeting approaches, for $18.50 per share in cash, for total consideration of $2.0 billion, net of cash acquired. As a result, Trillium became our wholly owned subsidiary. We previously held a 2% ownership investment in Trillium. Trillium’s lead program, TTI-622, is an investigational fusion protein that is designed to block the inhibitory activity of CD47, a molecule that is overexpressed by a wide variety of tumors.
We accounted for the transaction as an asset acquisition since the lead asset, TTI-622, represented substantially all of the fair value of the gross assets acquired, which exclude cash acquired. At the acquisition date, we recorded a $2.1 billion charge representing an acquired IPR&D asset with no alternative future use in Acquired in-process research and development expenses, of which the $2.0 billion net cash consideration is presented as a cash outflow from operating activities. In connection with this acquisition, we recorded $256 million of assets acquired primarily consisting of cash and investments. Liabilities assumed were approximately $81 million.
Array––On July 30, 2019, we acquired Array, a commercial stage biopharmaceutical company focused on the discovery, development and commercialization of targeted small molecule medicines to treat cancer and other diseases of high unmet need, for $48 per share in cash. The total fair value of the consideration transferred was $11.2 billion ($10.9 billion, net of cash acquired). In addition, $157 million in payments to Array employees for the fair value of previously unvested stock options was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs (see Note 3). We financed the majority of the transaction with debt and the balance with existing cash. Array’s portfolio includes Braftovi (encorafenib) and Mektovi (binimetinib), a broad pipeline of targeted cancer medicines in different stages of R&D, as well as a portfolio of out-licensed medicines, which may generate milestones and royalties over time.
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2020. In connection with this business combination, we recorded: (i) $6.3 billion in Identifiable intangible assets, consisting of $2.0 billion of developed technology rights with a useful life of 16 years, $2.8 billion of IPR&D and $1.5 billion of licensing agreements and other ($1.2 billion for technology in development––indefinite-lived licensing agreements and $360 million for developed technology––finite-lived licensing agreements with a useful life of 10 years), (ii) $6.1 billion of Goodwill, (iii) $1.1 billion of net deferred tax liabilities and (iv) $451 million of assumed long-term debt, which was paid in full in 2019.
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
Pro forma information for the aforementioned acquisitions has not been presented because these acquisitions were not material to our consolidated financial statements.

B. Divestitures

Meridian––On December 31, 2021, we completed the sale of our Meridian subsidiary for approximately $51 million in cash and recognized a loss of approximately $167 million, net of tax, in Discontinued operations––net of tax. In connection with the sale, Pfizer and the purchaser of Meridian entered into various agreements to provide a framework for our relationship after the sale, including interim TSAs and an MSA. The TSAs primarily involve Pfizer providing services related to IT, among other activities, and are generally expected to be for terms of no more

Pfizer Inc.	2022 Form 10-K	60

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

than 12 to 18 months post sale. The MSA is for a term of three years post sale with a two year extension period. In 2022, the amounts recorded under the interim TSAs and MSA were not material to our consolidated results of operations. No amounts were recorded under these arrangements in 2021.
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
As a result of the spin-off of the Upjohn Business, we distributed net assets of $1.6 billion as of November 16, 2020, which was reflected as a reduction to Retained earnings and reflects the 2021 MTM change in accounting principle. Of this amount, $412 million represents cash transferred to the Upjohn Business, with the remainder considered a non-cash activity in the consolidated statement of cash flows for the year ended December 31, 2020. The spin-off also resulted in a net increase to Accumulated other comprehensive loss of $423 million for the derecognition of net gains on foreign currency translation adjustments of $397 million and prior service net credits associated with benefit plans of $26 million, which were reclassified to Retained earnings.
As a result of the separation of Upjohn, we incurred separation-related costs of $434 million in 2020, which are included in Discontinued operations––net of tax. These costs primarily relate to professional fees for regulatory filings and separation activities within finance, tax, legal and information system functions as well as investment banking fees.
In connection with the Transactions, Pfizer and Viatris entered into various agreements to effect the Separation and Combination and to provide a framework for our relationship after the Combination, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. The terms of the MSAs range in initial duration from four to seven years post-Separation. The TSAs primarily involve Pfizer providing services to Viatris related to finance, IT and human resource infrastructure and are generally expected to be for terms of no more than three years post-Separation. The amounts recorded under the above agreements were not material to our consolidated results of operations in 2022, 2021 and 2020.
Net amounts due to Viatris under the above agreements were $94 million as of December 31, 2022 and net amounts due from Viatris under the above arrangements were $53 million as of December 31, 2021. The cash flows associated with the above agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net.

Pfizer Inc.	2022 Form 10-K	61

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Components of Discontinued operations––net of tax:
	Year Ended December 31,(a)
(MILLIONS)	2022	2021	2020
Revenues	$—	$277	$7,572
Costs and expenses:
Cost of sales	—	204	2,106
Selling, informational and administrative expenses	8	26	1,682
Research and development expenses	—	9	224
Acquired in-process research and development expenses	—	—	—
Amortization of intangible assets	—	45	224
Restructuring charges and certain acquisition-related costs	—	2	29
Other (income)/deductions––net	(20)	365	428
Pre-tax income/(loss) from discontinued operations	12	(375)	2,879
Provision/(benefit) for taxes on income	13	(107)	349
Income/(loss) from discontinued operations––net of tax	(1)	(268)	2,529
Pre-tax gain/(loss) on sale of discontinued operations	10	(211)	—
Provision/(benefit) for taxes on income	2	(44)	—
Gain/(loss) on sale of discontinued operations––net of tax	7	(167)	—
Discontinued operations––net of tax	$6	$(434)	$2,529
(a)In 2022, Discontinued operations—net of tax relates to post-close adjustments. In 2021, Discontinued operations—net of tax primarily includes (i) the operations of Meridian prior to its sale on December 31, 2021 recognized in Income/(loss) from discontinued operations—net of tax, which includes a pre-tax amount to resolve a MDL relating to EpiPen against the Company in the U.S. District Court for the District of Kansas for $345 million; and (ii) the after tax loss of $167 million related to the sale of Meridian recognized in Gain/(loss) on sale of discontinued operations––net of tax. To a much lesser extent, Discontinued operations—net of tax in 2021 also includes the operations of the Mylan-Japan collaboration prior to its termination on December 21, 2020 and post-close adjustments directly related to our former Upjohn and Nutrition discontinued businesses, including adjustments for tax, benefits and legal-related matters recognized in Income/(loss) from discontinued operations—net of tax. In 2020, Discontinued operations—net of tax relates to the operations of the Upjohn Business, Meridian and the Mylan-Japan collaboration and includes the impact of the 2021 MTM change in accounting principle, pre-tax interest expense of $116 million associated with the U.S. dollar and Euro denominated senior unsecured notes issued by Upjohn Inc. and Upjohn Finance B.V. in the second quarter of 2020 and pre-tax charges of $223 million related to the remeasurement of Euro debt issued by Upjohn Finance B.V. in the second quarter of 2020.
C. Equity-Method Investments
Haleon/Consumer Healthcare JV––On July 31, 2019, we completed a transaction in which we and GSK combined our respective consumer healthcare businesses into a new JV that operated globally under the GSK Consumer Healthcare name. In exchange for the contribution of our consumer healthcare business to the JV, we received a 32% equity stake in the new company and GSK owned the remaining 68%. On July 18, 2022, GSK completed a demerger of the Consumer Healthcare JV which became Haleon, an independent, publicly traded company listed on the London Stock Exchange that holds the joint Consumer Healthcare business of GSK and Pfizer following the demerger. We continue to own 32% of the ordinary shares of Haleon after the demerger, and we account for our interest in Haleon/the Consumer Healthcare JV as an equity-method investment.
The carrying value of our investment in Haleon as of December 31, 2022 and in the Consumer Healthcare JV as of December 31, 2021 is $10.8 billion and $16.3 billion, respectively, and is reported in Equity-method investments. The fair value of our investment in Haleon as of December 31, 2022, based on quoted market prices of Haleon stock, was $11.7 billion. Haleon/the Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The decrease in the value of our investment from December 31, 2021 to December 31, 2022 is primarily due to dividends totaling approximately $4.5 billion, of which cash flows of $4.0 billion are included in Net cash provided by/(used in) investing activities and $584 million are included in Net cash provided by operating activities, as well as $1.4 billion in pre-tax foreign currency translation adjustments (see Note 6), partially offset by our share of Haleon/the Consumer Healthcare JV’s earnings. We record our share of earnings from Haleon/the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of Haleon/the Consumer Healthcare JV’s earnings generated in the fourth quarter of 2021 and the first nine months of 2022, which we recorded in our operating results in 2022, was $536 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and the first nine months of 2021, which we recorded in our operating results in 2021, was $495 million. Our total share of the JV’s earnings generated in the fourth quarter of 2019 and the first nine months of 2020, which we recorded in our operating results in 2020, was $417 million. As part of the initial accounting for our investment in the Consumer Healthcare JV in 2019, we determined that the difference between the initial fair value of our investment less our underlying equity in the carrying value of the net assets of the JV resulted in an initial excess basis difference of $4.8 billion. We allocated the difference primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities, and equity-method goodwill. We recognize amortization of these basis differences in Other (income)/deductions––net. Amortization of basis differences on inventory and related deferred tax liabilities was completely recognized by the second quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over the lives of the underlying assets, which range from 8 to 20 years. In 2022, our equity-method income included in Other (income)/ deductions––net also includes charges of $100 million, primarily for adjustments to our equity-method basis differences related to the separation of Haleon/the Consumer Healthcare JV from GSK. The total amortization and adjustment of basis differences was not material to our results of operations in 2021 and 2020. See Note 4.

Pfizer Inc.	2022 Form 10-K	62

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summarized financial information for our equity-method investee, Haleon/the Consumer Healthcare JV, as of September 30, 2022, the most recent period available, and as of September 30, 2021 and for the periods ending September 30, 2022, 2021, and 2020 is as follows:

(MILLIONS)	September 30, 2022	September 30, 2021
Current assets	$5,932	$6,890
Noncurrent assets	35,204	39,445
Total assets	$41,137	$46,335

Current liabilities	$5,235	$5,133
Noncurrent liabilities	17,220	5,218
Total liabilities	$22,455	$10,351

Equity attributable to shareholders	$18,455	$35,705
Equity attributable to noncontrolling interests	227	279
Total net equity	$18,682	$35,984

	For the Twelve Months Ending
(MILLIONS)	September 30, 2022	September 30, 2021	September 30, 2020
Net sales	$13,566	$12,836	$12,720
Cost of sales	(5,081)	(4,755)	(5,439)
Gross profit	$8,486	$8,081	$7,281
Income from continuing operations	1,745	1,614	1,350
Net income	1,745	1,614	1,350
Income attributable to shareholders	1,675	1,547	1,307
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
Investment in ViiV––In 2009, we and GSK created ViiV, which is focused on research, development and commercialization of human immunodeficiency virus (HIV) medicines. We own approximately 11.7% of ViiV, and prior to 2016 we accounted for our investment under the equity method due to the significant influence that we have over the operations of ViiV through our board representation and minority veto rights. We suspended application of the equity method to our investment in ViiV in 2016 when the carrying value of our investment was reduced to zero due to the recognition of cumulative equity-method losses and dividends, and therefore we no longer record our proportionate share of ViiV’s net income (loss) in our results of operations. Since 2016, we have recognized dividends from ViiV as income in Other (income)/deductions––net when earned, including dividends of $314 million in 2022, $166 million in 2021 and $278 million in 2020 (see Note 4).

Summarized financial information for our equity-method investee, ViiV, as of December 31, 2022 and 2021 and for the years ending December 31, 2022, 2021, and 2020 is as follows:
	As of December 31,
(MILLIONS)	2022	2021
Current assets	$4,043	$3,608
Noncurrent assets	3,014	3,563
Total assets	$7,057	$7,171

Current liabilities	$3,780	$3,497
Noncurrent liabilities	5,996	6,536
Total liabilities	$9,777	$10,033

Total net equity/(deficit) attributable to shareholders	$(2,720)	$(2,862)

Pfizer Inc.	2022 Form 10-K	63

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Net sales	$6,955	$6,380	$6,224
Cost of sales	(819)	(682)	(574)
Gross profit	$6,135	$5,698	$5,650
Income from continuing operations	3,108	2,040	2,012
Net income	3,108	2,040	2,012
Income attributable to shareholders	3,108	2,040	2,012
D. Licensing Arrangements
Agreement with Valneva––On April 30, 2020, we signed an agreement to co-develop and commercialize Valneva’s Lyme disease vaccine candidate, VLA15, which covers six serotypes that are prevalent in North America and Europe. Valneva and Pfizer will work closely together throughout the development of VLA15. Valneva is eligible to receive a total of up to $308 million in cash payments from us consisting of a $130 million upfront payment, which was paid and recorded in Acquired in-process research and development expenses in our second quarter of 2020, as well as $35 million in development milestones which were paid and recorded in Acquired in-process research and development expenses in 2021 and 2022, and $143 million in early commercialization milestones which remain unpaid. Under the terms of the agreement, Valneva was to fund 30% of all development costs through completion of the development program, and in return we were to pay Valneva tiered royalties. We will lead late-stage development and have sole control over commercialization.
In June 2022, we entered into an Equity Subscription Agreement, under which we invested €90.5 million ($95 million) in Valneva to further support our strategic Lyme arrangement. In addition, we updated the terms of our existing agreement for VLA15. Valneva will now fund 40% of the remaining shared development costs, and we will pay Valneva tiered royalties ranging from 14% to 22%, compared to royalties starting at 19% in the initial agreement. In addition, the royalties will be complemented by up to $100 million in milestones payable to Valneva based on cumulative sales. Other early commercialization milestones are unchanged. As of December 31, 2022, we held a 6.9% equity stake of Valneva.
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
Collaboration with Biohaven––In November 2021, we entered into a collaboration and license agreement and related sublicense agreement with Biohaven and certain of its subsidiaries to commercialize rimegepant and zavegepant for the treatment and prevention of migraines outside of the U.S., subject to regulatory approval. Under the terms of the agreement, Biohaven would lead R&D globally and we would have the exclusive right to commercialization globally, outside of the U.S. Upon the closing of the transaction on January 4, 2022, we paid Biohaven $500 million, including an upfront payment of $150 million and an equity investment of $350 million. We recognized $263 million for the upfront payment and premium paid on our equity investment in Acquired in-process research and development expenses. In October 2022, we acquired all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash, for payments of approximately $11.5 billion. See Note 2A. This acquisition represented a settlement of the pre-existing relationship, and we determined that no gain or loss was required to be recognized.
Collaborations with BioNTech––On December 30, 2021, we entered into a research, development and commercialization agreement to develop a potential first mRNA-based vaccine for the prevention of shingles (herpes zoster virus) based on BioNTech’s proprietary mRNA technology and our antigen technology. Under the terms of the agreement, we agreed to pay BioNTech $225 million, including an upfront cash payment of $75 million and an equity investment of $150 million. BioNTech is eligible to receive future regulatory and sales milestone payments of up to $200 million. In return, BioNTech agreed to pay us $25 million for our proprietary antigen technology. The net upfront payment to BioNTech was recorded to Acquired in-process research and development expenses in our fourth quarter of 2021. We and BioNTech share development costs. We will have commercialization rights to the potential vaccine worldwide, excluding Germany, Turkey and certain developing countries where BioNTech will have commercialization rights. We and BioNTech will share gross profits from commercialization of any product.
On April 9, 2020, we signed a global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program aimed at preventing COVID-19 infection, which resulted in the development of Comirnaty. In connection with the April 2020 agreement, we made an upfront cash payment of $72 million and an equity investment in the common stock of BioNTech of $113 million. We recognized $98 million for the upfront payment and a premium paid on the equity investment in Acquired in-process research and development expenses in our second quarter of 2020. BioNTech became eligible to receive potential milestone payments of up to $563 million for a total consideration of $748 million. Under the terms of this agreement, we and BioNTech share gross profits and development costs equally after approval and successful commercialization of the vaccine, and we were responsible for all of the development costs until commercialization of the vaccine. Thereafter, BioNTech was to repay us its 50 percent share of these development costs through reductions in gross profit sharing and milestone payments to BioNTech over time. On January 29, 2021, we and BioNTech signed an amended version of the April 2020 agreement. Under the January 2021 agreement, BioNTech paid us their 50 percent share of prior development costs in a lump sum payment during the first quarter of 2021. Further R&D costs are being shared equally. We have commercialization rights to the vaccine worldwide, excluding Germany and Turkey where BioNTech markets and distributes the vaccine under the agreement with us, and excluding China, Hong Kong, Macau and Taiwan, which are subject to a separate collaboration between BioNTech and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. We recognize

Pfizer Inc.	2022 Form 10-K	64

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Revenues and Cost of sales on a gross basis in markets where we are commercializing the vaccine and we record our share of gross profits related to sales of the vaccine by BioNTech in Germany and Turkey in Alliance revenues.
We made an additional investment of $50 million in common stock of BioNTech as part of an underwritten equity offering by BioNTech, which closed in July 2020. As of December 31, 2022, we held an equity stake of 2.7% of BioNTech.
Collaboration with Beam––On December 24, 2021, we entered into a multi-year research collaboration with Beam to utilize Beam’s in vivo base editing programs, which use mRNA and lipid nanoparticles, for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the agreement, Beam conducts all research activities through development candidate selection for three undisclosed targets, which are not included in Beam’s existing programs, and we may opt in to obtain exclusive licenses to each development candidate. Beam has a right to opt in, at the end of phase 1/2 studies, upon the payment by Beam of an option exercise fee, to a global co-development and co-commercialization agreement with respect to one program licensed under the collaboration pursuant to which we and Beam would share net profits as well as development and commercialization costs in a 65%/35% ratio (Pfizer/Beam). Upon entering into the agreement, we recorded $300 million in Acquired in-process research and development expenses in the fourth quarter of 2021 for an upfront payment due to Beam, and if we exercise our opt in to licenses for all three targets, Beam will be eligible for up to an additional $1.05 billion in development, regulatory and commercial milestone payments for a potential total deal consideration of up to $1.35 billion. Beam is also eligible to receive royalties on global net sales for each licensed program.
Collaboration with Arvinas––On July 21, 2021, we entered into a global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader. The estrogen receptor is a well-known disease driver in most breast cancers. In connection with the agreement, we made an upfront cash payment of $650 million to Arvinas and we made a $350 million equity investment in the common stock of Arvinas. We recognized $706 million for the upfront payment and a premium paid on our equity investment in Acquired in-process research and development expenses in our third quarter of 2021. Arvinas is also eligible to receive up to $400 million in approval milestones and up to $1 billion in commercial milestones. The companies will equally share worldwide development costs, commercialization expenses and profits. As of December 31, 2022, we held a 6.5% equity stake of Arvinas.
Collaboration with Myovant––On December 26, 2020, we entered into a collaboration with Myovant to jointly develop and commercialize Orgovyx (relugolix) in advanced prostate cancer and Myfembree (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in women’s health in the U.S. and Canada. We also received an exclusive option to commercialize relugolix in oncology outside the U.S. and Canada, excluding certain Asian countries, which we declined to exercise. Under the terms of the agreement, the companies equally share profits and allowable expenses in the U.S. for Orgovyx, and in the U.S. and Canada for Myfembree, with Myovant bearing our share of allowable expenses up to a maximum of $100 million in 2021 and up to a maximum of $50 million in 2022. Pfizer does not have rights outside of these markets. We record our share of gross profits as Alliance revenue. Myovant remains responsible for regulatory interactions and drug supply and continues to lead clinical development for Myfembree. Myovant is entitled to receive up to $4.35 billion, including an upfront payment of $650 million, which was made in December 2020, $200 million in potential regulatory milestones for FDA approvals for Myfembree in women’s health, all of which has been paid to Myovant as of December 31, 2022 and recognized as Identifiable intangible assets—Developed technology rights, and tiered sales milestones of up to $3.5 billion in total for prostate cancer and for the combined women’s health indications for which commercial sales have commenced. In connection with this transaction, in 2020 we recognized $499 million in Identifiable intangible assets––Developed technology rights and $151 million in Acquired in-process research and development expenses representing the relative fair value of the portion of the upfront payment allocated to the approved indication and unapproved indications of the product, respectively.
Collaboration with CStone––On September 29, 2020, we entered into a strategic collaboration with CStone to address oncological needs in China. The collaboration encompasses our $200 million upfront equity investment in CStone, the development and commercialization of CStone’s sugemalimab (CS1001, PD-L1 antibody) in mainland China, and a framework between the companies to bring additional oncology assets to the Greater China market. The transaction closed on October 9, 2020. As of December 31, 2022, we held a 9.7% equity stake of CStone.
Summarized Financial Information for Collaborative Arrangements

The following provides the amounts and classification of payments (income/(expense)) between us and our collaboration partners:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Revenues—Revenues(a)	$437	$590	$284
Revenues—Alliance revenues(b)	8,537	7,652	5,418
Total revenues from collaborative arrangements	$8,974	$8,241	$5,703
Cost of sales(c)	$(15,589)	$(16,169)	$(61)
Selling, informational and administrative expenses(d)	(196)	(175)	(194)
Research and development expenses(e)	272	314	(14)
Acquired in-process research and development expenses(f)	(339)	(1,056)	(179)
Other income/(deductions)—net(g)	664	820	567
(a)Represents sales to our partners of products manufactured by us.
(b)Substantially all relates to amounts earned from our partners under co-promotion agreements. The increase in 2022 reflects increases in Alliance revenues from Eliquis, Comirnaty and Bavencio, while the increase in 2021 reflects increases in Alliance revenues from Comirnaty, Eliquis and Xtandi.
(c)Primarily relates to amounts paid to collaboration partners for their share of net sales or profits earned in collaboration arrangements where we are the principal in the transaction, and cost of sales for inventory purchased from our partners. The decrease in 2022, as well as the increase in 2021, primarily relate to Comirnaty.
(d)Represents net reimbursements to our partners for selling, informational and administrative expenses incurred.
(e)Represents net reimbursements (to)/from our partners for research and development expenses incurred.

Pfizer Inc.	2022 Form 10-K	65

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(f)Primarily relates to upfront payments to our partners as well as premiums paid on our equity investments in the common stock of our partners.
(g)Primarily relates to royalties from our collaboration partners.
The amounts outlined in the above table do not include transactions with third parties other than our collaboration partners, or other costs for the products under the collaborative arrangements.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
With the formation of the Consumer Healthcare JV in 2019 and the spin-off of our former Upjohn Business in the fourth quarter of 2020, Pfizer transformed into a more focused, global leader in science-based innovative medicines and vaccines. We took efforts to ensure our cost base and support model aligned appropriately with our operating structure. While certain direct costs transferred to the Consumer Healthcare JV in 2019, and to the Upjohn Business in connection with the spin-off, there are indirect costs which did not transfer. This program is primarily composed of the following initiatives:
•We took steps to restructure our corporate enabling functions to appropriately support our business, R&D and PGS platform functions. Actions included, among others, changes in location of certain activities, expanded use and co-location of centers of excellence and shared services, and increased use of digital technologies. The associated actions and the specific costs primarily included severance and benefit plan impacts, exit costs as well as associated implementation costs.
•In addition, we transformed our commercial go-to market model in the way we engage patients and physicians. We also made several organizational changes in the third quarter of 2022 to further transform our operations to better leverage our expertise in certain areas and in anticipation of potential future new product or indication launches (see Note 1A). Actions included, among others, centralization of certain activities and enhanced use of digital technologies. The costs for this effort primarily included severance and associated implementation costs.
•We also optimized our manufacturing network under this program and incurred one-time costs for cost-reduction initiatives related to our manufacturing operations. The costs for this effort included, among other things, severance costs, implementation costs, product transfer costs, site exit costs, as well as accelerated depreciation.
•In the fourth quarter of 2022, we began taking steps to optimize our end-to-end R&D operations to reduce costs and cycle times as well as to further prioritize our internal R&D portfolio in areas where our capabilities are differentiated while increasing external innovation efforts to leverage an expanding and productive biotech sector. Actions include leveraging automation and digital capabilities, novel clinical development approaches and capabilities, and externalization of select assets and R&D units. We expect costs for this effort of $500 million to be incurred primarily through 2023, with costs to primarily represent cash expenditures. The costs for this effort primarily include severance costs and associated implementation costs.
From the start of this program in the fourth quarter of 2019 through December 31, 2022, we incurred costs of $3.5 billion, of which $1.4 billion ($1.0 billion of restructuring charges) is associated with Biopharma. We have incurred approximately 85% of total expected costs to date, and we expect the remaining costs to be substantially incurred through 2023.
B. Key Activities

The following summarizes acquisitions and cost-reduction/productivity initiatives costs and credits:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Restructuring charges/(credits):
Employee terminations	$776	$680	$474
Asset impairments	52	53	66
Exit costs/(credits)	54	8	(6)
Restructuring charges/(credits)(a)	882	741	535
Transaction costs(b)	144	20	10
Integration costs and other(c)	348	41	34
Restructuring charges and certain acquisition-related costs	1,375	802	579
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(9)	(63)	3
Additional depreciation––asset restructuring recorded in our consolidated statements of income as follows(d):
Cost of sales	34	63	21
Selling, informational and administrative expenses	2	23	—
Research and development expenses	—	—	(3)
Total additional depreciation––asset restructuring	36	87	17
Implementation costs recorded in our consolidated statements of income as follows(e):
Cost of sales	54	45	40
Selling, informational and administrative expenses	560	426	197
Research and development expenses	2	1	1
Total implementation costs	616	472	238
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$2,018	$1,298	$838

Pfizer Inc.	2022 Form 10-K	66

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(a)Primarily represents cost reduction initiatives. Restructuring charges/(credits) associated with Biopharma: ($354 million charge in 2022, $610 million charge in 2021, and $71 million charge in 2020).
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. 2022 costs mostly related to our acquisitions of Arena and GBT, including $138 million in payments to Arena employees in the first quarter of 2022 and $136 million in payments to GBT employees in the fourth quarter of 2022 for the fair value of previously unvested long-term incentive awards that was recognized as post-closing compensation expense. See Note 2A. 2021 costs primarily related to our acquisition of Trillium. 2020 costs primarily related to our acquisition of Array.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, January 1, 2021	$782	$—	$15	$798
Provision	680	53	8	741
Utilization and other(a)	(449)	(53)	34	(468)
Balance, December 31, 2021(b)	1,014	—	57	1,071
Provision	776	52	54	882
Utilization and other(a)	(594)	(52)	(103)	(750)
Balance, December 31, 2022(c)	$1,196	$—	$8	$1,204
(a)Includes adjustments for foreign currency translation.
(b)Included in Other current liabilities ($816 million) and Other noncurrent liabilities ($255 million).
(c)Included in Other current liabilities ($991 million) and Other noncurrent liabilities ($213 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Interest income	$(251)	$(36)	$(73)
Interest expense(a)	1,238	1,291	1,449
Net interest expense	987	1,255	1,376
Royalty-related income	(845)	(857)	(770)
Net (gains)/losses on asset disposals	—	(99)	237
Net (gains)/losses recognized during the period on equity securities(b)	1,273	(1,344)	(540)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(c)	(188)	(396)	(326)
Net periodic benefit costs/(credits) other than service costs	(849)	(2,547)	311
Certain legal matters, net(d)	230	182	28
Certain asset impairments(e)	421	86	1,691
Haleon/Consumer Healthcare JV equity method (income)/loss(f)	(436)	(471)	(298)
Other, net(g)	(378)	(687)	(497)
Other (income)/deductions––net	$217	$(4,878)	$1,213
(a)Capitalized interest totaled $124 million in 2022, $108 million in 2021 and $96 million in 2020.
(b)2022 losses include, among other things, unrealized losses of $986 million related to investments in BioNTech, Allogene Therapeutics, Inc. and Arvinas. 2021 gains included, among other things, unrealized gains of $1.6 billion related to investments in BioNTech and Cerevel Therapeutics Holdings, Inc. 2020 gains included, among other things, unrealized gains of $405 million related to investments in BioNTech and SpringWorks Therapeutics, Inc.
(c)2022 includes, among other things, $94 million of out-licensing income from multiple licensees. 2021 included, among other things, $188 million of net collaboration income from BioNTech related to Comirnaty and $97 million of milestone income from multiple licensees. 2020 included, among other things, (i) $178 million in milestone income from multiple licensees and (ii) a $75 million upfront payment received from our sale of our CK1 assets to Biogen Inc.
(d)2022 primarily includes certain product liability and other expenses related to products discontinued and/or divested by Pfizer. 2021 primarily includes certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition commitments.
(e)2022 primarily includes intangible asset impairment charges of: (i) $200 million associated with our Biopharma segment, representing an IPR&D asset for the unapproved indication of symptomatic dilated cardiomyopathy due to a mutation of the gene encoding the lamin A/C protein, acquired in our Array acquisition, and was a result of the Phase 3 trial reaching futility at a pre-planned interim analysis, (ii) $171 million associated with our Biopharma segment, related to developed technology rights acquired in our Hospira acquisition, and reflect updated commercial forecasts mainly reflecting competitive pressures, and (iii) $50 million associated with PC1, related to finite-lived licensing agreements acquired in our Hospira acquisition, and reflects updated contract manufacturing forecasts reflecting changes to market dynamics. 2020 included intangible asset impairment charges associated with our Biopharma segment that reflected, among other things, updated commercial forecasts mainly reflecting competitive pressures: (i) $900 million related to IPR&D assets for unapproved indications of certain cancer medicines, acquired in our Array acquisition; (ii) $528 million related to Eucrisa, a finite-lived developed technology right acquired in our Anacor Pharmaceuticals, LLC acquisition; and (iii) $263 million related to finite-lived developed technology rights for certain generic sterile injectables acquired in our Hospira acquisition.

Pfizer Inc.	2022 Form 10-K	67

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(f)See Note 2C.
(g)2022 includes, among other things, (i) dividend income of $314 million from our investment in ViiV, (ii) income net of costs associated with TSAs of $142 million and (iii) charges of $77 million, reflecting the change in the fair value of contingent consideration. 2021 included, among other things, (i) income net of costs associated with TSAs of $288 million, (ii) dividend income of $166 million from our investment in ViiV and (iii) charges of $142 million, reflecting the change in the fair value of contingent consideration. 2020 included, among other things, (i) dividend income of $278 million from our investment in ViiV, (ii) income net of costs associated with TSAs of $114 million and (iii) charges of $105 million, reflecting the change in the fair value of contingent consideration.
The asset impairment charges included in Other (income)/deductions––net are based on estimates of fair value.

Additional information about the intangible assets that were impaired during 2022 (impairment recorded in Other (income)/deductions–net) follows:
					Year Ended
	Fair Value(a)				December 31, 2022
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$—	$—	$—	$—	$200
Intangible assets––Developed technology rights(b)	60	—	—	60	171
Intangible assets––Licensing agreements and other(b)	30	—	—	30	50
Total	$90	$—	$—	$90	$421
(a)The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1E.
(b)Reflects intangible assets written down to fair value in 2022. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations

Components of Income from continuing operations before provision/(benefit) for taxes on income include:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
United States	$5,032	$6,064	$(2,887)
International	29,697	18,247	9,924
Income from continuing operations before provision/(benefit) for taxes on income(a), (b)	$34,729	$24,311	$7,036
(a)2022 v. 2021––The decrease in domestic income is primarily related to net losses on equity securities in 2022 versus net gains on equity securities in 2021, lower net periodic benefit credits and higher restructuring charges and certain acquisition-related costs, partially offset by Paxlovid income and lower acquired IPR&D expenses. The increase in the international income is primarily related to Paxlovid and Comirnaty income partially offset by lower net periodic benefit credits.
(b)2021 v. 2020––The domestic income in 2021 versus domestic loss in 2020 was mainly related to Comirnaty income, lower asset impairment charges, net periodic benefit credits in 2021 versus net periodic benefit costs in 2020 and higher net gains from equity securities, partially offset by higher R&D expenses. The increase in the international income was primarily related to Comirnaty income, net periodic benefit credits in 2021 versus net periodic benefit costs in 2020 and lower asset impairment charges.

Components of Provision/(benefit) for taxes on income based on the location of the taxing authorities include:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
United States
Current income taxes:
Federal	$2,744	$3,342	$372
State and local	(20)	34	56
Deferred income taxes:
Federal	(3,271)	(3,850)	(1,164)
State and local	(310)	(491)	(131)
Total U.S. tax provision/(benefit)	(857)	(964)	(867)
International
Current income taxes	4,368	2,769	1,517
Deferred income taxes	(183)	48	(279)
Total international tax provision/(benefit)	4,185	2,816	1,237
Provision/(benefit) for taxes on income	$3,328	$1,852	$370

Pfizer Inc.	2022 Form 10-K	68

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The changes in Provision/(benefit) for taxes on income impacting the effective tax rate year-over-year are summarized below:
2022 v. 2021
The higher effective tax rate in 2022 was mainly the result of:
•the non-recurrence of certain initiatives executed in 2021 associated with our investment in the Consumer Healthcare JV with GSK based on estimates and assumptions that we believe to be reasonable, partially offset by:
•tax benefits in 2022 related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years that included the closing of U.S. IRS audits covering five tax years.
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
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fourth annual installment of this liability was paid by its April 18, 2022 due date. The fifth annual installment is due April 18, 2023 and is reported in current Income taxes payable as of December 31, 2022. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
B. Tax Rate Reconciliation

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations follows:
	Year Ended December 31,
	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Taxation of non-U.S. operations (a), (b)	(5.0)	(4.3)	(9.9)
Tax settlements and resolution of certain tax positions(c)	(3.0)	(0.4)	(2.7)
Foreign-Derived Intangible Income deduction(d)	(1.9)	(0.6)	—
Certain Consumer Healthcare JV initiatives(c)	—	(6.0)	—
U.S. R&D tax credit	(0.6)	(0.5)	(1.4)
Interest(e)	0.2	0.4	1.1
All other, net(f)	(1.1)	(2.0)	(2.8)
Effective tax rate for income from continuing operations	9.6%	7.6%	5.3%
(a)For taxation of non-U.S. operations, this rate impact reflects the income tax rates and relative earnings in the locations where we do business outside the U.S., together with the U.S. tax cost on our international operations, changes in uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions,” as well as changes in valuation allowances. Specifically: (i) the jurisdictional location of earnings is a significant component of our effective tax rate each year, and the rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of such earnings as compared to our total earnings; (ii) the U.S. tax implications of our foreign operations is a significant component of our effective tax rate each year and generally offsets some of the reduction to our effective tax rate each year resulting from the jurisdictional location of earnings; (iii) the impact of certain tax initiatives; and (iv) the impact of changes in uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions” is a component of our effective tax rate each year that can result in either an increase or decrease to our effective tax rate. The jurisdictional mix of earnings, which includes the impact of the location of earnings as well as the U.S. tax cost on our international operations, can vary as a result of operating fluctuations in the normal course of business and as a result of the extent and location of other income and expense items, such as restructuring charges, asset impairments and gains and losses on strategic business decisions. See also Note 5A for the components of pre-tax income and Provision/(benefit) for taxes on income, which is based on the location of the taxing authorities, and for information about settlements and other items impacting Provision/(benefit) for taxes on income.
(b)In all years, the reduction in our effective tax rate is a result of the jurisdictional location of earnings and is largely due to lower tax rates in certain jurisdictions, as well as manufacturing and other incentives for our subsidiaries in Singapore and, to a lesser extent, in Puerto Rico. We benefit from Puerto Rican tax incentives pursuant to a grant that expires during 2053. Under such grant, we are partially exempt from income, property and municipal taxes. In Singapore, we benefit from incentive tax rates effective through 2048 on income from manufacturing and other operations.
(c)See Note 5A.
(d)The higher rate benefit from the Foreign-Derived Intangible Income deduction in 2022 is mainly the result of the TCJA requirement to capitalize R&D costs for tax years beginning after December 31, 2021.
(e)Includes changes in interest related to our uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions”.
(f)All other, net is primarily due to routine business operations.

Pfizer Inc.	2022 Form 10-K	69

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Deferred Taxes

Components of our deferred tax assets and liabilities, shown before jurisdictional netting, follow:
	2022 Deferred Tax*		2021 Deferred Tax*
(MILLIONS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items	$1,768	$(533)	$1,889	$(456)
Accrued/deferred royalties	2,127	—	777	—
Inventories	672	(262)	408	(56)
Intangible assets(a)	1,445	(6,288)	1,542	(4,577)
Property, plant and equipment	112	(1,845)	117	(1,647)
Employee benefits(b)	1,314	(276)	1,594	(178)
Restructurings and other charges	302	—	303	—
Legal and product liability reserves	385	—	373	—
Research and development(c)	4,137	—	1,656	—
Net operating loss/tax credit carryforwards(d), (e)	2,224	—	1,431	—
Unremitted earnings	—	(51)	—	(45)
State and local tax adjustments	151	—	197	—
Investments(f)	91	(208)	70	(689)
All other	78	(56)	89	(68)
	14,806	(9,519)	10,446	(7,714)
Valuation allowances	(1,541)	—	(1,462)	—
Total deferred taxes	$13,265	$(9,519)	$8,983	$(7,714)
Net deferred tax asset/(liability)(g)	$3,746		$1,269
*The deferred tax assets and liabilities associated with global intangible low-taxed income are included in the relevant categories. See Note 1Q.
(a)The increase in net deferred tax liabilities in 2022 is primarily due to the acquisition of intangible assets related to GBT, Arena and Biohaven, partially offset by the amortization of intangible assets and certain impairment charges.
(b)The decrease in net deferred tax assets in 2022 is primarily due to changes in pension and postretirement benefit obligations, as well as the performance of plan assets reported in the period. See Note 11.
(c)The increase in deferred tax assets in 2022 is related to the TCJA requirement to capitalize R&D costs for tax years beginning after December 31,2021.
(d)The increase in deferred tax assets in 2022 is primarily due to the acquisition of net operating loss carryforwards and credit carryforwards related to Arena, GBT and Biohaven. See Note 2A.
(e)The amounts in 2022 and 2021 are reduced for unrecognized tax benefits of $1.2 billion and $3.0 billion, respectively, where we have net operating loss carryforwards, similar tax losses, and/or tax credit carryforwards that are available, under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position.
(f)The decrease in net deferred tax liabilities in 2022 is primarily due to the impact of foreign currency translation adjustments related to our equity-method investment in Haleon/the Consumer Healthcare JV. See Note 2C.
(g)In 2022, Noncurrent deferred tax assets and other noncurrent tax assets ($4.8 billion), and Noncurrent deferred tax liabilities ($1.0 billion). In 2021, Noncurrent deferred tax assets and other noncurrent tax assets ($1.6 billion), and Noncurrent deferred tax liabilities ($0.3 billion).
We have carryforwards, primarily related to net operating and capital losses, general business credits, foreign tax credits and charitable contributions, which are available to reduce future U.S. federal and/or state, as well as international, income taxes payable with either an indefinite life or expiring at various times from 2023 to 2042. Certain of our U.S. net operating losses and general business credits are subject to limitations under IRC Section 382.
As of December 31, 2022, we have not made a U.S. tax provision on $60.0 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2022 is not practicable. The amount of indefinitely reinvested earnings is based on estimates and assumptions and subject to management evaluation, and is subject to change in the normal course of business based on operational cash flow, completion of local statutory financial statements and the finalization of tax returns and audits, among other things. Accordingly, we regularly update our earnings and profits analysis for such events.
D. Tax Contingencies
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 1Q.
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2022, we had $2.9 billion and as of December 31, 2021, we had $4.5 billion in net unrecognized tax benefits, excluding associated interest.
•Tax assets for uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2022, we had $1.5 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.5 billion) and Other taxes payable ($45 million). As of December 31, 2021, we had $1.5 billion in assets associated with uncertain

Pfizer Inc.	2022 Form 10-K	70

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.4 billion) and Other taxes payable ($105 million).
•Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
(MILLIONS)	2022	2021	2020
Balance, beginning	$(6,068)	$(5,595)	$(5,381)
Acquisitions	(52)	—	37
Divestitures(a)	—	—	265
Increases based on tax positions taken during a prior period(b)	(67)	(111)	(232)
Decreases based on tax positions taken during a prior period(b), (c)	1,339	103	64
Decreases based on settlements for a prior period(c),(d)	842	24	15
Increases based on tax positions taken during the current period(b)	(701)	(550)	(411)
Impact of foreign exchange	90	22	(72)
Other, net(b), (e)	122	40	120
Balance, ending(f)	$(4,494)	$(6,068)	$(5,595)
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
(f)In 2022, included in Income taxes payable ($40 million), Other current assets ($3 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.2 billion), Noncurrent deferred tax liabilities ($5 million) and Other taxes payable ($3.2 billion). In 2021, included in Income taxes payable ($19 million), Other current assets ($42 million), Noncurrent deferred tax assets and other noncurrent tax assets ($3.0 billion), Noncurrent deferred tax liabilities ($5 million) and Other taxes payable ($3.0 billion).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded primarily in Provision/(benefit) for taxes on income. In 2022, we recorded a net decrease in interest of $17 million. In 2021 and 2020, we recorded net increases in interest of $108 million and $89 million respectively. Gross accrued interest totaled $552 million as of December 31, 2022 (reflecting a decrease of $31 million as a result of cash payments) and gross accrued interest totaled $601 million as of December 31, 2021 (reflecting a decrease of $1 million as a result of cash payments). In 2022 and 2021, these amounts were substantially all included in Other taxes payable. Accrued penalties are not significant. See also Note 5A.
Status of Tax Matters and Potential Impact on Accruals for Uncertain Tax Positions
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. During the third quarter of 2022, Pfizer reached resolution of disputed issues at the IRS Independent Office of Appeals, thereby settling all issues related to U.S. tax returns of Pfizer for the years 2011-2015. With respect to Pfizer, tax years 2016-2018 are under audit. Tax years 2019-2022 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions such as Canada (2017-2022), Europe (2012-2022, primarily in Ireland, the U.K., France, Italy, Spain and Germany), Asia Pacific (2012-2022, primarily in China, Japan and Singapore) and Latin America (1998-2022, primarily in Brazil).
Any settlements or statutes of limitations expirations could result in a significant decrease in our uncertain tax positions. We estimate that it is reasonably possible that within the next 12 months, our gross unrecognized tax benefits, exclusive of interest, could decrease by as much as $100 million, as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

Pfizer Inc.	2022 Form 10-K	71

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

E. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of the Tax provision/(benefit) on other comprehensive income/(loss) include:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Foreign currency translation adjustments, net(a)	$(126)	$43	$(119)

Unrealized holding gains/(losses) on derivative financial instruments, net	183	84	(88)
Reclassification adjustments for (gains)/losses included in net income	(270)	29	(25)
	(87)	114	(113)
Unrealized holding gains/(losses) on available-for-sale securities, net	(164)	(44)	45
Reclassification adjustments for (gains)/losses included in net income	226	(4)	(24)
	62	(48)	22
Benefit plans: prior service (costs)/credits and other, net	(5)	27	12
Reclassification adjustments related to amortization of prior service costs and other, net	(29)	(47)	(31)
Reclassification adjustments related to curtailments of prior service costs and other, net	(3)	(18)	1
	(37)	(38)	(17)
Tax provision/(benefit) on other comprehensive income/(loss)	$(187)	$71	$(227)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/ Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2020	$(5,936)	$20	$(35)	$584	$(5,367)
Other comprehensive income/(loss)	883	(448)	151	(106)	480
Distribution of Upjohn Business(b)	(397)	—	—	(26)	(423)
Balance, December 31, 2020	(5,450)	(428)	116	452	(5,310)
Other comprehensive income/(loss)	(722)	547	(336)	(75)	(587)
Balance, December 31, 2021	(6,172)	119	(220)	377	(5,897)
Other comprehensive income/(loss)	(2,188)	(531)	440	(129)	(2,407)
Balance, December 31, 2022	$(8,360)	$(412)	$220	$248	$(8,304)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests. Foreign currency translation adjustments include net losses in 2022 and 2021 and net gains in 2020 related to our equity-method investment in Haleon/the Consumer Healthcare JV (see Note 2C), and the impact of our net investment hedging program.
(b)For more information, see Note 2B.

Pfizer Inc.	2022 Form 10-K	72

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	As of December 31, 2022			As of December 31, 2021
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$1,588	$—	$1,588	$5,365	$—	$5,365

Available-for-sale debt securities:
Government and agency—non-U.S.	15,915	—	15,915	17,318	—	17,318
Government and agency—U.S.	1,313	—	1,313	4,050	—	4,050
Corporate and other	1,514	—	1,514	647	—	647
	18,743	—	18,743	22,014	—	22,014
Total short-term investments	20,331	—	20,331	27,379	—	27,379
Other current assets
Derivative assets:
Interest rate contracts	—	—	—	4	—	4
Foreign exchange contracts	714	—	714	704	—	704
Total other current assets	714	—	714	709	—	709
Long-term investments
Equity securities with readily determinable fair values(a)	2,836	2,823	13	3,876	3,849	27

Available-for-sale debt securities:
Government and agency—non-U.S.	280	—	280	465	—	465
Government and agency—U.S.	—	—	—	6	—	6
Corporate and other	72	—	72	50	—	50
	352	—	352	521	—	521
Total long-term investments	3,188	2,823	365	4,397	3,849	548
Other noncurrent assets
Derivative assets:
Interest rate contracts	—	—	—	16	—	16
Foreign exchange contracts	364	—	364	242	—	242
Total derivative assets	364	—	364	259	—	259
Insurance contracts(b)	665	—	665	808	—	808
Total other noncurrent assets	1,028	—	1,028	1,067	—	1,067
Total assets	$25,261	$2,823	$22,439	$33,552	$3,849	$29,703

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$10	$—	$10	$—	$—	$—
Foreign exchange contracts	694	—	694	476	—	476
Total other current liabilities	704	—	704	476	—	476
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	321	—	321	—	—	—
Foreign exchange contracts	864	—	864	405	—	405
Total other noncurrent liabilities	1,185	—	1,185	405	—	405
Total liabilities	$1,889	$—	$1,889	$881	$—	$881
(a)Long-term equity securities of $143 million as of December 31, 2022 and $194 million as of December 31, 2021 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $33 billion as of December 31, 2022 and $36 billion as of December 31, 2021. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $30 billion as of December 31, 2022 and $42 billion as of December 31, 2021.

Pfizer Inc.	2022 Form 10-K	73

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of December 31, 2022 and 2021. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
	As of December 31,
(MILLIONS)	2022	2021
Short-term investments
Equity securities with readily determinable fair values(a)	$1,588	$5,365
Available-for-sale debt securities	18,743	22,014
Held-to-maturity debt securities	1,985	1,746
Total Short-term investments	$22,316	$29,125

Long-term investments
Equity securities with readily determinable fair values(b)	$2,836	$3,876
Available-for-sale debt securities	352	521
Held-to-maturity debt securities	48	34
Private equity securities at cost(b)	800	623
Total Long-term investments	$4,036	$5,054
Equity-method investments	11,033	16,472
Total long-term investments and equity-method investments	$15,069	$21,526
Held-to-maturity cash equivalents	$679	$268
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

At December 31, 2022, our investment portfolio consisted of debt securities issued across diverse governments, corporate and financial institutions, which are investment-grade. The contractual or estimated maturities, are as follows:

	As of December 31, 2022							As of December 31, 2021
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$15,946	$297	$(48)	$16,195	$15,915	$280	$—	$18,032	$13	$(263)	$17,783
Government and agency––U.S.	1,313	—	—	1,313	1,313	—	—	4,056	—	(1)	4,055
Corporate and other	1,584	7	(4)	1,586	1,514	72	—	698	—	(1)	697
Held-to-maturity debt securities
Time deposits and other	1,171	—	—	1,171	1,127	20	24	947	—	—	947
Government and agency––non-U.S.	1,542	—	—	1,542	1,538	3	1	1,102	—	—	1,102
Total debt securities	$21,556	$304	$(53)	$21,807	$21,407	$375	$25	$24,835	$14	$(265)	$24,584
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Net (gains)/losses recognized during the period on equity securities(a)	$1,273	$(1,344)	$(540)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(126)	(80)	(24)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$1,400	$(1,264)	$(515)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of December 31, 2022, there were cumulative impairments and downward adjustments of $193 million and upward adjustments of $203 million. Impairments, downward and upward adjustments were not significant in 2022, 2021 and 2020.

Pfizer Inc.	2022 Form 10-K	74

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Short-Term Borrowings

Short-term borrowings include:
	As of December 31,
(MILLIONS)	2022	2021
Current portion of long-term debt, principal amount	$2,550	$1,636
Other short-term borrowings, principal amount(a)	385	605
Total short-term borrowings, principal amount	2,935	2,241
Net fair value adjustments	10	—
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$2,945	$2,241
(a)Primarily includes cash collateral. See Note 7F.
As of December 31, 2022, we had access to a $7 billion committed U.S. revolving credit facility, which may be used for general corporate purposes including to support our commercial paper borrowings. Lenders under this facility have approximately $700 million of commitments maturing in November 2026 and $6.3 billion of commitments maturing in November 2027. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $321 million in lines of credit, of which $292 million expire within one year. Essentially all lines of credit were unused as of December 31, 2022.
D. Long-Term Debt

The following outlines our senior unsecured long-term debt* and the weighted-average stated interest rate by maturity:
	As of December 31,
(MILLIONS)	2022	2021
Notes due 2023 (3.2% for 2021)(a)	$—	$2,550
Notes due 2024 (3.9% for 2022 and 2021)	2,250	2,250
Notes due 2025 (0.8% for 2022 and 2021)	750	750
Notes due 2026 (2.9% for 2022 and 2021)	3,000	3,000
Notes due 2027 (2.1% for 2022 and 2021)	1,000	1,051
Notes due 2028 (4.8% for 2022 and 2021)	1,660	1,660
Notes due 2029-2033 (2.6% for 2022 and 2021)	5,000	5,000
Notes due 2034-2038 (5.5% for 2022 and 2021)	5,517	5,585
Notes due 2039-2043 (4.8% for 2022 and 4.7% for 2021)	7,153	7,352
Notes due 2044-2048 (4.2% for 2022 and 2021)	3,250	3,250
Notes due 2049-2053 (3.4% for 2022 and 2021)	2,500	2,500
Total long-term debt, principal amount	32,080	34,948
Net fair value adjustments related to hedging and purchase accounting	959	1,438
Net unamortized discounts, premiums and debt issuance costs	(175)	(195)
Other long-term debt	20	4
Total long-term debt, carried at historical proceeds, as adjusted	$32,884	$36,195
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (3.7% for 2022 and 1.0% for 2021))	$2,560	$1,636
*Our long-term debt is generally redeemable by us at any time at varying redemption prices plus accrued and unpaid interest.
(a)Reclassified to the current portion of long-term debt.
Issuances—In August 2021, we completed a public offering of $1.0 billion principal amount of senior unsecured notes due 2031 at an effective interest rate of 1.79%. In May 2020, we completed a public offering of $4.0 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 2.11% and in March 2020, we completed a public offering of $1.25 billion aggregate principal amount of senior unsecured notes with a weighted-average effective interest rate of 2.67%.
Retirements—In November 2020, we repurchased all $1.15 billion and $342 million principal amount outstanding of the 1.95% senior unsecured notes that were due in June 2021 and 5.80% senior unsecured notes that were due in August 2023 and recorded a total net loss of $36 million in Other (income)/deductions––net. See Note 2B. In March 2020, we repurchased at par all $1.065 billion principal amount outstanding of our senior unsecured notes due in 2047.
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

Pfizer Inc.	2022 Form 10-K	75

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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
(MILLIONS)	As of December 31, 2022			As of December 31, 2021
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$26,603	$838	$1,196	$29,576	$787	$717
Interest rate contracts	2,250	—	331	2,250	21	—
		838	1,527		808	717

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$29,814	240	362	$21,419	160	164

Total		$1,078	$1,889		$968	$881
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.4 billion as of December 31, 2022 and $4.8 billion as of December 31, 2021.

Pfizer Inc.	2022 Form 10-K	76

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Year Ended December 31,
(MILLIONS)	2022	2021	2022	2021	2022	2021
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$1,296	$488	$1,916	$(173)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	148	38	145	38

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(337)	(7)	—	—	—	—
Hedged item	337	7	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	816	468	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	73	52	129	109

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	26	78	—	—
Foreign currency long-term debt	—	—	51	86	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(1,153)	(192)	—	—	—	—
All other net(c)	—	—	—	1	—	1
	$(1,153)	$(192)	$2,409	$1,210	$2,190	$(25)
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the consolidated statements of income. OCI = Other comprehensive income/(loss), included in the consolidated statements of comprehensive income.
(b)The amounts reclassified from OCI into COS were a net gain of $375 million in 2022 and a net loss of $89 million in 2021. The remaining amounts were reclassified from OCI into OID. Based on year-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $107 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 20 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings which are used as net investment hedges. The short-term borrowings’ carrying value as of December 31, 2021 was $1.1 billion. The long-term debt carrying values as of December 31, 2022 and December 31, 2021 were $795 million and $844 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	As of December 31, 2022			As of December 31, 2021
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$10	$—	$—	$—
Long-term debt	$2,235	$(321)	$1,042	$2,233	$16	$1,154
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

Pfizer Inc.	2022 Form 10-K	77

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

allowance for credit losses, see Note 1G. A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 17C.
With respect to our investments, we monitor concentrations of credit risk associated with government, government agency, and corporate issuers of securities. Investments are placed in instruments that are investment grade and are primarily short in duration. Exposure limits are established to limit a concentration with any single credit counterparty. As of December 31, 2022, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by the Netherlands, Canada, Germany, Japan, the U.K., the U.S., and France.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of December 31, 2022, the aggregate fair value of these derivative financial instruments that are in a net payable position was $888 million, for which we have posted collateral of $901 million with a corresponding amount reported in Short-term investments. As of December 31, 2022, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $435 million, for which we have received collateral of $337 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
	As of December 31,
(MILLIONS)	2022	2021
Finished goods	$2,603	$3,641
Work-in-process	5,519	4,424
Raw materials and supplies	859	994
Inventories(a)	$8,981	$9,059
Noncurrent inventories not included above(b)	$5,827	$939
(a)The decrease from December 31, 2021 reflects lower levels of Comirnaty, partially offset by new products acquired through recent acquisitions and higher Paxlovid inventory levels.
(b)Included in Other noncurrent assets. The increase from December 31, 2021 is primarily due to strategic inventory build related to Paxlovid. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $5.2 billion as of December 31, 2022 and $9.7 billion as of December 31, 2021.
Note 9. Property, Plant and Equipment (PP&E)

The following summarizes the components of Property, plant and equipment:
	Useful Lives	As of December 31,
(MILLIONS)	(Years)	2022	2021
Land	-	$368	$423
Buildings	33-50	8,832	9,001
Machinery and equipment	8-20	12,881	12,252
Furniture, fixtures and other	3-12.5	4,491	4,457
Construction in progress	-	4,875	3,822
		31,448	29,955
Less: Accumulated depreciation		15,174	15,074
Property, plant and equipment		$16,274	$14,882

The following provides long-lived assets by geographic area:
	As of December 31,
(MILLIONS)	2022	2021
United States	$9,179	$8,385
Developed Europe	5,389	5,094
Developed Rest of World	293	347
Emerging Markets	1,413	1,056
Property, plant and equipment	$16,274	$14,882

Pfizer Inc.	2022 Form 10-K	78

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 10. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	As of December 31, 2022			As of December 31, 2021
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$85,604	$(56,307)	$29,297	$73,346	$(53,732)	$19,614
Brands	922	(844)	78	922	(807)	115
Licensing agreements and other	2,237	(1,397)	841	2,284	(1,299)	985
	88,763	(58,548)	30,215	76,552	(55,838)	20,714
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(b)	11,357		11,357	3,092		3,092
Licensing agreements and other(b)	971		971	513		513
	13,155		13,155	4,432		4,432
Identifiable intangible assets(c)	$101,919	$(58,548)	$43,370	$80,984	$(55,838)	$25,146
(a)The increase in the gross carrying amounts mainly reflect the impact of the acquisitions of Biohaven and GBT (see Note 2A).
(b)The increase in the gross carrying amounts mainly reflect the impact of the acquisitions of Arena, GBT and Biohaven (see Note 2A), and for IPR&D, is partially offset by an impairment (see Note 4).
(c)The increase is primarily due to acquisitions (see Note 2A), partially offset by amortization expense.
Developed Technology Rights––Developed technology rights represent the cost for developed technology acquired from third parties and can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. We possess a well-diversified portfolio of hundreds of developed technology rights across therapeutic categories, representing our commercialized products. The significant components of developed technology rights are the following: Nurtec ODT/Vydura, Xtandi, Prevnar family, Braftovi/Mektovi, Oxbryta, Premarin, Eucrisa, Orgovyx, Zavicefta, Bavencio and Merrem/Meronem. Also included in this category are the post-approval milestone payments made under our alliance agreements for certain prescription pharmaceutical products.
Brands––Brands represent the cost for tradenames and know-how, as the products themselves do not receive patent protection. Indefinite-lived brands include Medrol and Depo-Medrol, while finite-lived brands include Zavedos and Depo-Provera.
IPR&D––IPR&D assets represent R&D assets acquired through business combinations that have not yet received regulatory approval in a major market. The significant components of IPR&D are etrasimod, GBT601, talazoparib, Braftovi/Mektovi and zavegepant. IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets are not amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify it out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off, and we will record an impairment charge. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Accordingly, IPR&D assets may become impaired and/or be written-off in the future.
Licensing Agreements––Licensing agreements for developed technology and for technology in development primarily relate to out-licensing arrangements acquired from third parties, including the Array and Arena acquisition. These assets represent the cost for the license, where we acquired the right to future royalties and/or milestones upon development or commercialization by the licensing partner. A significant component of the licensing arrangements are for out-licensing arrangements with a number of partners for oncology technology in varying stages of development that have not yet received regulatory approval in a major market. Accordingly, during the development period after the date of acquisition, each of these assets is classified as indefinite-lived intangible assets and will not be amortized until approval is obtained in a major market. At that time we will determine the useful life of the asset, reclassify the respective licensing arrangement asset to finite-lived intangible asset and begin amortization. If the development effort is abandoned, the related licensing asset will be written-off, and we will record an impairment charge.
Amortization––The weighted-average life for each of our total finite-lived intangible assets is approximately 9 years, and for the largest component, developed technology rights, is approximately 8 years. Total amortization expense for finite-lived intangible assets was $3.6 billion in 2022, $3.7 billion in 2021 and $3.4 billion in 2020.

The following provides the expected annual amortization expense:
(MILLIONS)	2023	2024	2025	2026	2027
Amortization expense	$4,223	$3,981	$3,780	$3,714	$3,503

Pfizer Inc.	2022 Form 10-K	79

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2021	$49,556
Additions	—
Impact of foreign exchange	(348)
Balance, December 31, 2021	49,208
Additions(b)	2,917
Impact of foreign exchange	(750)
Balance, December 31, 2022	$51,375
(a)As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the third quarter of 2022 (see Note 1A), our goodwill was required to be reallocated amongst impacted reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. We completed this re-allocation during the fourth quarter 2022 and concluded that none of our goodwill was impaired. Our goodwill balance continues to be assigned within the Biopharma reportable segment.
(b)Additions relate to our acquisitions of GBT, Arena and Biohaven. See Note 2A.
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
A. Components of Net Periodic Benefit Costs and Changes in Other Comprehensive Income/(Loss)

The following summarizes the components of net periodic benefit cost/(credit), including those reported as part of discontinued operations for 2020, and the changes in Other comprehensive income/(loss) for our benefit plans:

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(MILLIONS)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$116	$130	$146	$29	$36	$38
Interest cost	534	455	533	157	146	164	27	29	49
Expected return on plan assets	(862)	(1,052)	(1,015)	(296)	(327)	(314)	(47)	(39)	(36)
Amortization of prior service cost/(credit)	2	(2)	(3)	(1)	(1)	(3)	(130)	(151)	(170)
Actuarial (gains)/losses(a)	225	(684)	1,152	(11)	(690)	148	(440)	(167)	(165)
Curtailments	—	—	—	(11)	(4)	—	(18)	(82)	—
Special termination benefits	18	17	1	1	—	—	1	2	—
Net periodic benefit cost/(credit) reported in income	(84)	(1,265)	668	(45)	(746)	141	(578)	(372)	(282)
Cost/(credit) reported in Other comprehensive income/(loss)	(2)	2	5	(1)	4	5	169	107	114
Cost/(credit) recognized in Comprehensive income	$(86)	$(1,264)	$674	$(46)	$(742)	$145	$(410)	$(265)	$(168)
(a)Reflects: (i) actuarial remeasurement net gains in 2022, primarily due to increases in discount rates, partially offset by unfavorable plan asset performance, (ii) actuarial remeasurement gains in 2021, primarily due to favorable plan asset performance and increases in discount rates, and (iii) actuarial remeasurement net losses in 2020, primarily due to decreases in discount rates partially offset by favorable plan asset performance.
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).

Pfizer Inc.	2022 Form 10-K	80

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Actuarial Assumptions

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(PERCENTAGES)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate:
Pension plans/postretirement plans	2.9%	2.6%	3.3%				2.9%	2.5%	3.2%
Interest cost				1.5%	1.2%	1.5%
Service cost				1.7%	1.4%	1.6%
Expected return on plan assets	6.3%	6.8%	7.0%	3.1%	3.4%	3.6%	6.3%	6.8%	7.0%
Rate of compensation increase(a)				2.8%	2.9%	2.9%

Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.4%	2.9%	2.6%	3.8%	1.6%	1.5%	5.5%	2.9%	2.5%
Rate of compensation increase(a)				3.0%	2.8%	2.9%
(a)The rate of compensation increase is not used to determine the net periodic benefit cost and benefit obligation for the U.S. pension plans as these plans are frozen.
All of the assumptions are reviewed at least annually. We revise these assumptions based on an annual evaluation of long-term trends as well as market conditions that may have an impact on the cost of providing retirement benefits.
The weighted-average discount rate for our U.S. defined benefit plans is set with reference to the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better that reflect the rates at which the pension benefits could be effectively settled. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA/Aa or better, including, when there is sufficient data, a yield curve approach. These rate determinations are made consistent with local requirements. Overall, the yield curves used to measure the benefit obligations at year-end 2022 resulted in substantially higher discount rates as compared to the prior year.

The following provides the healthcare cost trend rate assumptions for our U.S. postretirement benefit plans:
	As of December 31,
	2022	2021
Healthcare cost trend rate assumed for next year	6.4%	6.0%
Rate to which the cost trend rate is assumed to decline	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2045	2045

Pfizer Inc.	2022 Form 10-K	81

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Obligations and Funded Status

The following provides: (i) an analysis of the changes in our benefit obligations, plan assets and funded status of our benefit plans, (ii) the funded status recognized in our consolidated balance sheets and (iii) the pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:

	Pension Plans				Postretirement Plans
	U.S.		International
	Year Ended December 31,
(MILLIONS)	2022	2021	2022	2021	2022	2021
Change in benefit obligation(a)
Benefit obligation, beginning	$17,150	$18,306	$11,657	$12,001	$995	$1,238
Service cost	—	—	116	130	29	36
Interest cost	534	455	157	146	27	29
Employee contributions	—	—	9	10	75	78
Plan amendments	—	—	—	—	24	(116)
Changes in actuarial assumptions and other(b)	(4,187)	(331)	(2,931)	89	(593)	(117)
Foreign exchange impact	(1)	—	(1,065)	(298)	(5)	1
Upjohn spin-off(c)	—	—	37	3	—	—
Acquisitions/divestitures, net	61	—	(50)	—	—	—
Curtailments and special termination benefits	18	17	(10)	(2)	(3)	(8)
Settlements(d)	(1,698)	(785)	(64)	(47)	(39)	—
Benefits paid	(457)	(512)	(359)	(374)	(101)	(147)
Benefit obligation, ending(a)	11,420	17,150	7,497	11,657	410	995
Change in plan assets
Fair value of plan assets, beginning	16,346	16,094	10,729	9,811	753	588
Actual return on plan assets	(3,550)	1,405	(2,624)	1,106	(106)	89
Company contributions	230	143	156	451	65	145
Employee contributions	—	—	9	10	75	78
Foreign exchange impact	—	—	(1,037)	(229)	—	—
Upjohn spin-off(c)	—	—	45	2	—	—
Acquisitions/divestitures, net	1	—	9	—	—	—
Settlements(d)	(1,698)	(785)	(64)	(47)	(39)	—
Benefits paid	(457)	(512)	(359)	(374)	(101)	(147)
Fair value of plan assets, ending	10,871	16,346	6,865	10,729	647	753
Funded status	$(549)	$(805)	$(632)	$(928)	$238	$(241)
Amounts recorded in our consolidated balance sheet:
Noncurrent assets	$346	$447	$783	$1,480	$322	$—
Current liabilities	(110)	(138)	(27)	(33)	(6)	(6)
Noncurrent liabilities	(785)	(1,113)	(1,388)	(2,376)	(78)	(235)
Funded status	$(549)	$(805)	$(632)	$(928)	$238	$(241)
Pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:
Prior service (costs)/credits	$(4)	$(6)	$(34)	$(35)	$413	$581
Information related to the funded status of pension plans with an ABO in excess of plan assets(e):
Fair value of plan assets	$86	$120	$343	$1,304
ABO	981	1,371	1,600	3,344
Information related to the funded status of pension plans with a PBO in excess of plan assets(e):
Fair value of plan assets	$86	$120	$1,081	$1,381
PBO	981	1,371	2,496	3,789
(a)For the U.S. pension plans, the benefit obligation is both the PBO and ABO as these plans are frozen and future benefit accruals no longer increase with future compensation increases. For the international pension plans, the benefit obligation is the PBO. The ABO for our international pension plans was $7.2 billion in 2022 and $11.2 billion in 2021. For the postretirement plans, the benefit obligation is the ABO.
(b)For both 2022 and 2021, primarily includes actuarial gains resulting from increases in discount rates, offset by increases in inflation assumptions for the international plan.
(c)For more information, see Note 2B.
(d)As a result of a group annuity contract entered into between Pfizer and a third party insurance company in July 2022, the third party insurance company assumed future benefit obligations and responsibility for the annuity payments of certain retirees in the Pfizer Consolidated Pension Plan. As of December 31, 2022, $586 million of benefit obligations and $588 million of plan assets are associated with this contract. We expect to finalize the remaining regulatory approvals for this transaction in due course.
(e)Our main U.S. qualified plan, U.S. postretirement plan and many of our international plans were overfunded as of December 31, 2022.

Pfizer Inc.	2022 Form 10-K	82

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

D. Plan Assets

The following provides the components of plan assets:
		As of December 31, 2022					As of December 31, 2021
			Fair Value					Fair Value
(MILLIONS EXCEPT TARGET ALLOCATION PERCENTAGE)	Target Allocation Percentage	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
U.S. pension plans
Cash and cash equivalents	0-10%	$828	$49	$779	$—	$—	$1,326	$78	$1,248	$—	$—
Equity securities:	20-40%
Global equity securities		1,555	1,553	1	1	—	2,273	2,233	38	2	—
Equity commingled funds		165	—	165	—	—	1,352	—	1,152	—	200
Fixed income securities:	45-75%
Corporate debt securities		3,512	5	3,507	—	—	5,566	18	5,548	—	—
Government and agency obligations(b)		1,772	—	1,772	—	—	2,533	—	2,533	—	—
Fixed income commingled funds		16	—	16	—	—	38	—	38	—	—
Other investments:	5-20%
Partnership investments(c)		2,152	—	—	—	2,152	2,079	3	—	—	2,076
Insurance contracts		116	—	116	—	—	158	—	158	—	—
Other commingled funds(d)		756	—	—	—	756	1,019	—	10	—	1,009
Total	100%	$10,871	$1,607	$6,355	$1	$2,908	$16,346	$2,332	$10,726	$2	$3,286
International pension plans
Cash and cash equivalents	0-10%	$221	$58	$163	$—	$—	$541	$191	$346	$—	$3
Equity securities:	10-20%
Equity commingled funds		714	—	672	—	42	1,453	—	1,386	—	67
Fixed income securities:	45-70%
Corporate debt securities		569	—	569	—	—	1,187	—	1,187	—	—
Government and agency obligations(b)		862	—	862	—	—	2,415	—	2,415	—	—
Fixed income commingled funds		2,053	—	1,045	—	1,008	2,266	—	1,138	—	1,128
Other investments:	15-35%
Partnership investments(c)		128	—	1	—	126	107	—	2	—	106
Insurance contracts		1,197	—	54	1,143	—	1,329	—	56	1,273	—
Other(d)		1,122	—	133	312	677	1,431	—	141	404	886
Total	100%	$6,865	$58	$3,498	$1,455	$1,853	$10,729	$191	$6,672	$1,677	$2,189
U.S. postretirement plans(e)
Cash and cash equivalents	0-5%	$97	$1	$96	$—	$—	$85	$3	$82	$—	$—
Insurance contracts	95-100%	551	—	551	—	—	669	—	669	—	—
Total	100%	$647	$1	$646	$—	$—	$753	$3	$750	$—	$—
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

The following provides an analysis of the changes in our more significant investments valued using significant unobservable inputs:
	International Pension Plans
	Year Ended December 31,
(MILLIONS)	2022	2021
Fair value, beginning	$1,677	$1,362
Actual return on plan assets:
Assets held, ending	(177)	23
Assets sold during the period	4	—
Purchases, sales, and settlements, net	(129)	52
Transfer into/(out of) Level 3	241	265
Exchange rate changes	(161)	(24)
Fair value, ending	$1,455	$1,677

Pfizer Inc.	2022 Form 10-K	83

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

The following provides the expected future cash flow information related to our benefit plans:
	Pension Plans		Postretirement Plans
(MILLIONS)	U.S.	International
Expected employer contributions:
2023(a)	$111	$147	$(53)
Expected benefit payments:
2023	$982	$364	$42
2024	947	365	43
2025	920	372	44
2026	901	379	44
2027	885	392	43
2028–2032	4,218	2,069	192
(a)For the U.S. postretirement plan, the IRC 401(h) and voluntary employees’ beneficiary association reimbursements totaling $95 million are expected to exceed expected employer contributions.
The above table reflects the total U.S. and international plan benefits projected to be paid from the plans or from our general assets under the current actuarial assumptions used for the calculation of the benefit obligation.
F. Defined Contribution Plans
We have defined contribution plans in the U.S. and other countries. For the majority of the U.S. defined contribution plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match, in cash, a portion of the employee contributions. We also offer a Retirement Savings Contribution (RSC) which is an annual non-contributory employer contribution in the U.S. and Puerto Rico. We recorded charges related to the employer contributions to global defined contribution plans of $770 million in 2022, $732 million in 2021 and $685 million in 2020.

Pfizer Inc.	2022 Form 10-K	84

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 12. Equity
A. Common Stock Purchases
We purchase our common stock through privately negotiated transactions or in the open market as circumstances and prices warrant. Purchased shares under a share-purchase plan, which is authorized by our BOD, are available for general corporate purposes. In December 2018, the BOD authorized a $10 billion share repurchase program to be utilized over time and share repurchases commenced thereunder in the first quarter of 2019.
In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2 billion under our publicly announced share purchase plan. Our remaining share-purchase authorization was approximately $3.3 billion at December 31, 2022.
B. Preferred Stock and Employee Stock Ownership Plans
Prior to May 4, 2020, we had outstanding Series A convertible perpetual preferred stock (the Series A Preferred Stock) that was held by an ESOP trust (the Trust). All outstanding shares of Series A Preferred Stock were converted, at the direction of the independent fiduciary under the Trust and in accordance with the certificate of designations for the Series A Preferred Stock, into shares of our common stock on May 4, 2020. The Trust received an aggregate of 1,070,369 shares of our common stock upon conversion, with zero shares of Series A Preferred Stock remaining outstanding as a result of the conversion. In December 2020, we filed a certificate of elimination to our restated certificate of incorporation, as amended and a restated certificate of incorporation with the Delaware Secretary of State, which eliminated the Series A Preferred Stock.
We have one ESOP that holds common stock of the Company (Common ESOP). As of December 31, 2022, all shares of common stock held by the Common ESOP have been allocated to the Pfizer U.S. defined contribution plan participants. The compensation cost related to the Common ESOP was $19 million for each of 2022, 2021 and 2020.
Note 13. Share-Based Payments
Our compensation programs can include share-based payment awards with value that is determined by reference to the fair value of our shares and that provide for the grant of shares or options to acquire shares or similar arrangements. Our share-based awards are designed based on competitive survey data or industry peer groups used for compensation purposes, and are allocated between different long-term incentive awards, generally in the form of Total Shareholder Return Units (TSRUs), Restricted Stock Units (RSUs), Portfolio Performance Shares (PPSs), Performance Share Awards (PSAs), Breakthrough Performance Awards (BPAs) and stock options, as determined by the Compensation Committee of our BOD.
The 2019 Stock Plan (2019 Plan) replaced and superseded the 2014 Plan. It provides for 400 million shares, in addition to shares remaining under the 2014 Plan, to be authorized for grants. As of December 31, 2022, no shares remain under the 2014 Plan. The 2019 Plan provides that the number of stock options, TSRUs, RSUs, or performance-based awards that may be granted to any one individual during any 36-month period is limited to 20 million shares, and that RSUs count as three shares, PPSs, PSAs and BPAs count as three shares times the maximum potential payout, while TSRUs and stock options count as one share, toward the maximum shares available under the 2019 Plan. As of December 31, 2022, 270 million shares were available for award, including 27 million shares that we assumed from the remaining shares available from the stock plans of GBT, Arena and Biohaven which can be issued to legacy employees of the acquired companies and newly hired employees after the dates of the respective acquisitions. Although not required to do so, we have used authorized and unissued shares and, to a lesser extent, treasury stock to satisfy our obligations under these programs.

Pfizer Inc.	2022 Form 10-K	85

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A summary of the awards and valuation details:

Awarded to	Terms	Valuation	Recognition and Presentation
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
•For RSUs granted before 2022, generally in all instances, the units vest on the third anniversary of the grant date assuming continuous service from the grant date. Beginning in 2022, generally in all instances, the units vest and distribute one-third per year for three years on each of the three annual anniversaries from the date of grant assuming continuous service from the grant date.
As of the grant date using the closing price of our common stock
Amortized on a straight-line basis for RSUs granted before 2022, and on an accelerated attribution approach for RSUs granted in 2022, over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.

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

Pfizer Inc.	2022 Form 10-K	86

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Awarded to	Terms	Valuation	Recognition and Presentation
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
(b)In 2017, Performance Total Shareholder Return Units (PTSRUs) were awarded to the Former Chairman and Chief Executive Officer (1,444,395 PTSRUs) and 361,099 PTSRUs were awarded to the Group President, Chief Business Officer (former role Group President Pfizer Innovative Health) at a grant price of $30.31 and at a GDFV of $5.54 per PTSRU. In addition to having the same characteristics and valuation methodology of TSRUs, PTSRU grants require special service and performance conditions. These awards were settled in December 2022 in accordance with the grant provisions.

The following provides data related to all TSRU, RSU, PPS, PSA and stock option activity:
(MILLIONS, EXCEPT FAIR VALUE OF SHARES VESTED PER TSRU AND STOCK OPTION)	TSRUs			RSUs			PPSs			PSAs			Stock Options
Year Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Total fair value of shares vested(a)	$11.72	$7.26	$6.22	$345	$304	$334	$145	$181	$119	$57	$33	$25	$9.44	$4.86	$3.56
Total intrinsic value of options exercised or share units converted	$1,131	$594	$84				$280	$228	$224				$247	$584	$293
Cash received upon exercise													$260	$795	$425
Tax benefits realized from exercise													$46	$106	$55
Compensation cost recognized, pre-tax(b)	$255	$259	$287	$402	$281	$272	$144	$535	$180	$73	$76	$31	$4	$5	$6
Total compensation cost related to nonvested awards not yet recognized, pre-tax	$179	$187	$224	$266	$271	$228	$135	$175	$104	$38	$54	$32	$3	$3	$4
Weighted-average period over which cost is expected to be recognized (years)	1.7	1.6	1.6	1.7	1.8	1.7	1.7	1.8	1.8	1.8	1.8	1.9	1.7	1.6	1.7
(a)Weighted-average GDFV per TSRUs and stock options.
(b)In 2020, TSRU includes expense for PTSRUs, which is not significant.
Total share-based payment expense was $872 million, $1.2 billion and $780 million in 2022, 2021 and 2020, respectively, which includes pre-tax share-based payment expense included in Discontinued operations––net of tax of $0 million, $2 million and $25 million in 2022, 2021 and 2020, respectively. Tax benefit for share-based compensation expense was $160 million, $227 million and $141 million in 2022, 2021 and 2020, respectively.
The table above excludes total expense due to the modification for share-based awards in connection with our cost reduction/productivity initiatives, which was not significant for all years presented and is recorded in Restructuring charges and certain acquisition-related costs (see Note 3). Amounts capitalized as part of inventory cost were not significant for any period presented.

Summary of the weighted-average assumptions used in the valuation of TSRUs and stock options:
	TSRUs			Stock Options
Year Ended December 31,	2022	2021	2020	2022	2021	2020
Expected dividend yield (based on a constant dividend yield during the expected term)	3.42%	4.51%	4.36%	3.42%	4.51%	4.36%
Risk-free interest rate (based on interpolated yield on U.S. Treasury zero-coupon issues)	1.87%	0.93%	1.15%	1.93%	1.27%	1.25%
Expected stock price volatility (based on implied volatility, after consideration of historical volatility)	29.20%	26.53%	20.99%	29.21%	26.54%	20.97%
TSRUs contractual/stock options expected term, years (based on historical exercise and post-vesting termination patterns for stock options)	5.17	5.15	5.12	6.50	6.75	6.75

Pfizer Inc.	2022 Form 10-K	87

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summary of all TSRU, RSU, PPS, PSA and BPA activity during 2022 (with the shares granted representing the maximum award that could be achieved for PPSs, PSAs and BPAs):
	TSRUs			RSUs		PPSs(a)		PSAs		BPAs
	TSRUs	Per TSRU, Weighted Average		Shares	Weighted Avg. GDFV per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share

	(Thousands)	GDFV	Grant Price	(Thousands)		(Thousands)		(Thousands)		(Thousands)
Nonvested, December 31, 2021	114,599	$6.90	$34.12	25,540	$35.52	21,480	$59.05	5,154	$59.05	859	$59.05
Granted	22,479	11.72	46.02	9,617	46.73	7,089	45.96	1,506	46.38	—	—
Vested	(33,066)	8.40	38.57	(7,258)	41.10	(5,602)	46.99	(1,209)	46.98	—	—
Reinvested dividend equivalents				876	50.30
Forfeited	(2,318)	7.76	35.88	(948)	39.75	(645)	50.52	(433)	47.22	(859)	47.21
Nonvested, December 31, 2022	101,693	$7.58	$35.26	27,826	$38.26	22,322	$51.24	5,018	$51.24	—	$—
(a)Vested and non-vested shares outstanding, but not paid as of December 31, 2022 were 34.2 million.

Summary of TSRU and PTU information as of December 31, 2022(a), (b):
	TSRUs (Thousands)	PTUs (Thousands)	Weighted-Average Grant Price Per TSRU	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
TSRUs Outstanding	180,182		$34.51	2.0	$3,528
TSRUs Vested	78,488		33.54	0.7	1,637
TSRUs Expected to vest(c)	99,060		$35.14	3.0	1,856
Outstanding PTUs converted from TSRUs exercised		2,621		0.6	$134
(a)In 2022, we settled 42,938,701 TSRUs with a weighted-average grant price of $27.32 per unit.
(b)In 2022, 3,097,904 TSRUs with a weighted-average grant price of $28.37 per unit were converted into 1,820,027 PTUs.
(c)The number of TSRUs expected to vest takes into account an estimate of expected forfeitures.

Summary of all stock option activity during 2022:
	Shares (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (Millions)
Outstanding, December 31, 2021	44,874	$30.20
Granted	429	45.96
Exercised	(9,859)	26.44
Forfeited	(26)	34.52
Expired	(138)	20.80
Outstanding, December 31, 2022	35,280	31.47	2.1	$697
Vested and expected to vest, December 31, 2022(b)	35,209	31.46	2.1	696
Exercisable, December 31, 2022	32,460	$31.18	1.6	$651
(a)Market price of our underlying common stock less exercise price.
(b)The number of options expected to vest takes into account an estimate of expected forfeitures.

Pfizer Inc.	2022 Form 10-K	88

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 14. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Year Ended December 31,
(IN MILLIONS)	2022	2021	2020
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc. common shareholders	$31,366	$22,414	$6,630
Discontinued operations––net of tax	6	(434)	2,529
Net income attributable to Pfizer Inc. common shareholders	$31,372	$21,979	$9,159
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$31,366	$22,414	$6,630
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	6	(434)	2,529
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$31,372	$21,979	$9,159
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,608	5,601	5,555
Common-share equivalents: stock options and stock issuable under employee compensation plans	125	107	77
Weighted-average number of common shares outstanding––Diluted	5,733	5,708	5,632
Anti-dilutive common stock equivalents(a)	1	2	4
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
Note 15. Leases
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options have not been exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $536 million in 2022, $381 million in 2021 and $380 million in 2020. We elected the practical expedient to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

For operating leases, the ROU assets and liabilities in our consolidated balance sheets follows:
		As of December 31,
(MILLIONS)	Balance Sheet Classification	2022	2021
ROU assets	Other noncurrent assets	$3,002	$2,839
Lease liabilities (short-term)	Other current liabilities	620	449
Lease liabilities (long-term)	Other noncurrent liabilities	2,597	2,510

Components of total lease cost includes:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Operating lease cost	$714	$548	$432
Variable lease cost	536	381	380
Sublease income	(32)	(41)	(40)
Total lease cost	$1,218	$888	$772

Pfizer Inc.	2022 Form 10-K	89

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Other supplemental information follows:
	As of December 31,
(MILLIONS)	2022	2021
Operating leases
Weighted-Average Remaining Contractual Lease Term (Years)	11	12
Weighted-Average Discount Rate	3.0%	2.8%

	Year Ended December 31,
(MILLIONS)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$617	$387	$333
(Gains)/losses on sale and leaseback transactions, net	11	1	(3)

The following reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2022:

(MILLIONS)
Period	Operating Lease Liabilities
Next one year(a)	$662
1-2 years	489
2-3 years	356
3-4 years	300
4-5 years	246
Thereafter	1,791
Total undiscounted lease payments	3,844
Less: Imputed interest	627
Present value of minimum lease payments	3,217
Less: Current portion	620
Noncurrent portion	$2,597
(a)Reflects lease payments due within 12 months subsequent to the balance sheet date.
Note 16. Contingencies and Certain Commitments
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax and legal contingencies, guarantees and indemnifications. The following outlines our legal contingencies, guarantees and indemnifications. For a discussion of our tax contingencies, see Note 5D.
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

Pfizer Inc.	2022 Form 10-K	90

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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. In November 2022, BMS received permission to appeal the High Court’s decision. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents (or one of our collaboration/licensing partners patents) is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. Patent and Trademark Office, as well as outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio could potentially allow additional competitor vaccines, if approved, to enter the marketplace earlier than anticipated. In the event that any of the patents are found valid and infringed, a competitor’s vaccine, if approved, might be prohibited from entering the market or a competitor might be required to pay us a royalty.
We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. If one of our marketed products (or a product of our collaboration/licensing partners) is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
Actions In Which We Are The Plaintiff
Xeljanz (tofacitinib)
Beginning in 2017, we brought patent-infringement actions against several generic manufacturers that filed separate abbreviated new drug applications (ANDAs) with the FDA seeking approval to market their generic versions of tofacitinib tablets in one or both of 5 mg and 10 mg dosage strengths, and in both immediate and extended release forms. To date, we have settled actions with several manufacturers on terms not material to us. The remaining action continues in the U.S. District Court for the District of Delaware as described below.
In October 2021, we brought a separate patent-infringement action against Sinotherapeutics Inc. (Sinotherapeutics) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Sinotherapeutics in its ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In November 2022, we filed an additional patent-infringement action against Sinotherapeutics relating to its challenge of our extended release formulation and method of treatment patents in its ANDA seeking approval to market a generic version of tofacitinib 22 mg extended release tablets.
In November 2022, we brought a separate patent-infringement action against Sun Pharmaceutical Industries Limited and Sun Pharmaceutical Industries, Inc. (collectively, Sun) asserting the infringement and validity of our compound patent covering the active ingredient that was challenged by Sun in its ANDAs seeking approval to market generic versions of tofacitinib extended release (11 mg, 22 mg) tablets. In January 2023, we settled our action against Sun on terms not material to us.

Pfizer Inc.	2022 Form 10-K	91

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Inlyta (axitinib)
In 2019, Glenmark Pharmaceuticals Ltd. (Glenmark) notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Inlyta. Glenmark asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In 2019, we filed suit against Glenmark in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta. In November 2022, we settled our action against Glenmark on terms not material to us.
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
Braftovi (encorafenib)
In August 2022, a generic company notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Braftovi. The company asserted the invalidity and non-infringement of, among others, a method of use patent expiring in 2033. In September 2022, we brought a patent infringement action against the generic company in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the method of use patent expiring in 2033. In January 2023, the case was dismissed.
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
In August 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued Pfizer, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents. In its complaint, Moderna stated that it is seeking damages for alleged infringement occurring after March 7, 2022.
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In the U.K., Pfizer and BioNTech have brought an action against ModernaTX seeking to revoke these European patents, which was consolidated with the September 2022 action filed by ModernaTX.
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
Xtandi (enzalutamide)
In July 2022, Medivation and Medivation Prostate Therapeutics, Inc.; Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.; and The Regents of the University of California filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd.; and in December 2022, the same entities filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Sun in connection with those companies’ respective ANDAs seeking approval to market

Pfizer Inc.	2022 Form 10-K	92

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

generic versions of enzalutamide. The generic manufacturers are challenging the composition of matter patent, which expires in 2027, covering enzalutamide and pharmaceutical compositions thereof, for treating prostate cancer.
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
Lipitor
Beginning in 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain Pfizer affiliates, and, in most of the actions, Ranbaxy Laboratories Ltd. (Ranbaxy) and certain Ranbaxy affiliates. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a MDL in the U.S. District Court for the District of New Jersey.
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
EpiPen (Direct Purchaser)
In February 2020, a lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, its current and former affiliates King and Meridian, and various Mylan entities, on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants. Plaintiffs in this action generally allege that Pfizer and Mylan conspired to delay market entry of generic EpiPen through the settlement of patent litigation regarding EpiPen, and thereby delayed market entry of generic EpiPen in violation of federal antitrust law. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In July 2021, the District Court granted defendants’ motion to dismiss the direct purchaser complaint, without prejudice. In September 2021, plaintiffs filed an amended complaint. In August 2022, the District Court granted Pfizer’s motion to dismiss the complaint, and plaintiffs have appealed to the U.S. Court of Appeals for the Tenth Circuit.

Pfizer Inc.	2022 Form 10-K	93

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against Pfizer involve Protonix and/or Nexium 24HR and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the District of New Jersey. As part of the combination of our and GSK’s consumer healthcare businesses to form Haleon, Haleon assumed, and agreed to indemnify Pfizer for, liabilities arising out of such litigation to the extent related to Nexium 24HR.
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
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Eastern District of Louisiana. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Eastern District of Louisiana.
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
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Southern District of Florida (the Federal MDL Court). Plaintiffs in the MDL have filed against Pfizer and many other defendants a master personal injury complaint, asserting a consolidated consumer class action alleging, among other things, claims under consumer protection statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. In addition, (i) Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state courts, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court. Coordinated proceedings have also been created in other state courts. In December 2022, the Federal MDL Court granted defendants’ Daubert motions to exclude plaintiffs’ expert testimony and motion for summary judgment on general causation, and dismissed the litigation.
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. In December 2022, the federal actions were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Southern District of New York. Similar putative class actions have been filed in Canada and Israel, where the product brand is Champix.
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

Pfizer Inc.	2022 Form 10-K	94

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
Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health, and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. In January 2022, the Court of Appeals reversed the District Court’s decision. In February 2023, the defendants filed for en banc review of the Court of Appeals’ decision. In February 2023, the Court of Appeals denied defendants’ en banc petitions.
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
Viatris Securities Litigation
In October 2021, a putative class action was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan N.V. shareholders who received Viatris common stock in exchange for Mylan shares in connection with the spin-off of the Upjohn Business and its combination with Mylan (the Transactions). Viatris, Pfizer, and certain of each company’s current and former officers, directors and employees are named as defendants. An amended complaint was filed in January 2023, and alleges that the defendants violated certain provisions of the Securities Act of 1933 in connection with certain disclosures made in or omitted from the registration statement and related prospectus issued in connection with the Transactions, as well as related communications. Plaintiff seeks damages, costs and expenses and other equitable and injunctive relief.
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
•State Attorneys General and Multi-District Generics Antitrust Litigation
In April 2018, Greenstone received requests for information from the Antitrust Department of the Connecticut Office of the Attorney General. In May 2019, Attorneys General of more than 40 states plus the District of Columbia and Puerto Rico filed a complaint against a number of pharmaceutical companies, including Greenstone and Pfizer. The matter has been consolidated with a MDL in the Eastern District of Pennsylvania. As to Greenstone and Pfizer, the complaint alleges anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws. In June 2020, the State Attorneys General filed a new complaint against a large number of companies, including Greenstone and Pfizer, making similar allegations, but concerning a new set of drugs. This complaint was transferred to the MDL in July 2020. The MDL also includes civil complaints filed by private plaintiffs and state counties against Pfizer, Greenstone and a significant number of other defendants asserting allegations that generally overlap with those asserted by the State Attorneys General.
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

Pfizer Inc.	2022 Form 10-K	95

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Additionally, in September 2020, we received a Civil Investigative Demand (CID) from the Texas Attorney General’s office seeking records of a similar nature to those requested by the SDNY. We are producing records in response to this request.
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a CID from the U.S. Attorney’s Office for the SDNY. The CID seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at the Meridian site. In August 2019, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the Eastern District of Missouri, in coordination with the Department of Justice’s Consumer Protection Branch, seeking similar records and information. We are producing records in response to these and subsequent requests.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2022, the estimated fair value of these indemnification obligations is not material to Pfizer. See Note 2C for a description of the March 2022 indemnity provided by Pfizer to GSK in connection with the issuance of notes by the Consumer Healthcare JV. In conjunction with the completion of GSK’s demerger transactions in July 2022, GSK’s guarantee and our related indemnification of GSK’s guarantee were terminated.
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
C. Certain Commitments
As of December 31, 2022, we had commitments totaling $4.4 billion that are legally binding and enforceable. These commitments include payments relating to potential milestone payments deemed reasonably likely to occur, and purchase obligations for goods and services.
See Note 5A for information on the TCJA repatriation tax liability.
D. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D. The estimated fair value of contingent consideration as of December 31, 2022 is $645 million, of which $42 million is recorded in Other current liabilities and $603 million in Other noncurrent liabilities, and as of December 31, 2021 was $697 million, of which $135 million was recorded in Other current liabilities and $563 million in Other noncurrent liabilities. The decrease in the contingent consideration balance

Pfizer Inc.	2022 Form 10-K	96

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

from December 31, 2021 is primarily due to payments made upon the achievement of certain sales-based milestones partially offset by fair value adjustments.
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
After the organizational changes in the third quarter of 2022 (see Note 1A), the new commercial structure within Biopharma is designed to better support and optimize performance across three broad customer groups:
•Primary Care consists of the former Internal Medicine and Vaccines product portfolios, products for COVID-19 prevention and treatment, and potential future mRNA and antiviral products.
•Specialty Care consists of the former Inflammation & Immunology, Rare Disease and Hospital (excluding Paxlovid) product portfolios.
•Oncology consists of the former Oncology product portfolio.
Other Business Activities––Includes the operating results of PC1 as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with:
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
•GPD––the costs associated with our GPD organization, which is generally responsible for clinical trials from WRDM in the Biopharma portfolio, including both early- and late-stage portfolio spend. GPD also provides technical support and other services to Pfizer R&D projects. GPD is responsible for facilitating all regulatory submissions and interactions with regulatory agencies.
•Corporate and other unallocated––the costs associated with (i) corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement, among others) and other corporate costs, including, but not limited to, all strategy, business development, portfolio management and valuation capabilities and certain compensation, as well as interest income and expense, and gains and losses on investments; (ii) overhead costs primarily associated with our manufacturing operations (which include manufacturing variances associated with production) that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs; and (iii) our share of earnings from Haleon/the Consumer Healthcare JV.
Reconciling Items––The following items, transactions and events are not allocated to our operating segment results: (i) all amortization of intangible assets; (ii) acquisition-related items, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such certain significant items can include, but are not limited to, pension and postretirement actuarial remeasurement gains and losses, non-acquisition-related restructuring costs, net gains and losses on investments in equity securities, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities. Beginning in the first quarter of 2022, acquisition-related items may now include purchase accounting impacts that previously were included as part of a reconciling item entitled “Purchase accounting adjustments” that we no longer separately present, such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $197 billion as of December 31, 2022 and $181 billion as of December 31, 2021.

Pfizer Inc.	2022 Form 10-K	97

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Revenues			Earnings(a)			Depreciation and Amortization(b)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Reportable Segment:
Biopharma	$98,988	$79,557	$40,724	$57,148	$40,647	$27,191	$813	$789	$693
Other business activities(c)	1,342	1,731	926	(14,370)	(13,455)	(12,583)	626	590	592
Reconciling Items:
Amortization of intangible assets				(3,609)	(3,746)	(3,395)	3,609	3,746	3,395
Acquisition-related items				(832)	(139)	(98)	(20)	(21)	(17)
Certain significant items(d)				(3,608)	1,003	(4,079)	36	87	18
	$100,330	$81,288	$41,651	$34,729	$24,311	$7,036	$5,064	$5,191	$4,681
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $314 million in 2022, $166 million in 2021 and $278 million in 2020. In connection with the organizational changes effective in the third quarter of 2022, certain functions transferred between Biopharma and corporate enabling functions and certain activities were realigned within the GPD organization. We have reclassified $231 million of costs in 2021 and $222 million of costs in 2020 from corporate enabling functions, which are included in Other business activities, to Biopharma to conform to the current period presentation. Amortization of intangible assets is not allocated to our operating segments for all periods presented.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Other business activities include revenues and costs associated with PC1 and costs that we do not allocate to our operating segments, per above, including acquired IPR&D expenses in the periods presented (see Notes 2A, 2D and 2E). In 2022, earnings include (i) write-offs of $1.3 billion to Cost of sales of inventory related to COVID-19 products that have exceeded or are expected to exceed their approved shelf-lives prior to being used and (ii) charges to Cost of sales of approximately $430 million related to excess raw materials for Paxlovid.
(d)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in 2022 includes, among other items: (i) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.4 billion ($562 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs) and (ii) net losses on equity securities of $1.3 billion recorded in Other (income)/deductions––net. Earnings in 2021 included, among other items: (i) actuarial valuation and other pension and postretirement plan gains of $1.6 billion recorded in Other (income)/deductions––net and (ii) net gains on equity securities of $1.3 billion recorded in Other (income)/deductions––net, partially offset by (iii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.3 billion ($450 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). Earnings in 2020 included, among other items: (i) charges of $1.7 billion related to certain asset impairments recorded in Other (income)/deductions––net, (ii) actuarial valuation and other pension and postretirement plan losses of $1.1 billion recorded in Other (income)/deductions––net and (iii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $791 million ($197 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). For additional information, see Notes 3 and 4.

B. Geographic Information

The following summarizes revenues by geographic area:
	Year Ended December 31,
(MILLIONS)	2022	2021	2020
United States	$42,473	$29,746	$21,455
Developed Europe	21,982	18,336	7,788
Developed Rest of World	15,778	12,506	4,036
Emerging Markets	20,097	20,701	8,372
Revenues	$100,330	$81,288	$41,651
Revenues exceeded $500 million in each of 24, 21 and 8 countries outside the U.S. in 2022, 2021 and 2020, respectively. The U.S. is the only country to contribute more than 10% of total revenue in 2022, 2021 and 2020. As a percentage of revenues, our largest country outside the U.S. was Japan, which contributed 8% of total revenue in 2022, 9% of total revenue in 2021 and 6% of total revenue in 2020.
We and our collaboration partner, BioNTech, have entered into agreements to supply pre-specified doses of Comirnaty and we have entered into agreements to supply pre-specified treatment courses of Paxlovid with multiple developed and emerging nations around the world and are continuing to deliver doses of Comirnaty and treatment courses of Paxlovid under such agreements. In 2021 and 2022, we principally sold the Comirnaty vaccine and the Paxlovid product directly to government and government sponsored customers. This includes supply agreements entered into in November 2020 and February and May 2021 with the EC for Comirnaty on behalf of the different EU member states and certain other countries. Each EU member state submits its own Comirnaty vaccine order to us and is responsible for payment pursuant to terms of the supply agreements negotiated by the EC.

Pfizer Inc.	2022 Form 10-K	98

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Other Revenue Information
Significant Customers

The following summarizes revenue, as a percentage of total revenues, for our three largest U.S. wholesaler customers:
	Year Ended December 31,
	2022	2021	2020
McKesson, Inc.	8%	9%	16%
AmerisourceBergen Corporation	5%	7%	14%
Cardinal Health, Inc.	4%	5%	10%
Collectively, our three largest U.S. wholesaler customers represented 32%, 24% and 30% of total trade accounts receivable as of December 31, 2022, 2021 and 2020.
Additionally, revenues from the U.S. government represented 23% and 13% of total revenues for 2022 and 2021, respectively, and was not significant for 2020. Accounts receivable from the U.S. government represented 4% and 12% of total trade accounts receivable as of December 31, 2022 and December 31, 2021, respectively. Revenues and accounts receivable from the U.S. government primarily represent sales of Paxlovid and Comirnaty in 2022, and sales of Comirnaty in 2021.

Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2022	2021	2020

TOTAL REVENUES		$100,330	$81,288	$41,651
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a)		$98,988	$79,557	$40,724
Primary Care		$73,023	$52,029	$15,577
Comirnaty direct sales and alliance revenues(b)	Active immunization to prevent COVID-19	37,806	36,781	154
Paxlovid	COVID-19 in certain high-risk patients	18,933	76	—
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	6,480	5,970	4,949
Prevnar family	Active immunization to prevent invasive disease caused by Streptococcus pneumoniae serotypes	6,337	5,272	5,850
Premarin family	Symptoms of menopause	455	563	680
BMP2	Development of bone and cartilage	277	266	274
Nimenrix	Active immunization against invasive meningococcal ACWY disease	268	193	221
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	213	—	—
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	200	185	196
Toviaz	Overactive bladder	146	238	252
Trumenba	Active immunization to prevent invasive disease caused by Neisseria meningitidis group B	123	118	112
Chantix/Champix	An aid to smoking cessation treatment in adults 18 years of age or older	8	398	919
All other Primary Care	Various	1,778	1,967	1,972
Specialty Care		$13,833	$15,194	$14,280
Vyndaqel family	ATTR-CM and polyneuropathy	2,447	2,015	1,288
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	1,796	2,455	2,437
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	1,003	1,185	1,350
Sulperazon	Bacterial infections	786	683	618
Inflectra/Remsima	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	532	657	659
Ig Portfolio(c)	Various	491	430	376
BeneFIX	Hemophilia B	425	438	454
Zavicefta	Bacterial infections	412	413	212
Genotropin	Replacement of human growth hormone	360	389	427
Zithromax	Bacterial infections	331	278	276
Medrol	Anti-inflammatory glucocorticoid	328	432	402
Fragmin	Treatment/prevention of venous thromboembolism	269	305	252
Somavert	Acromegaly	268	277	277
Refacto AF/Xyntha	Hemophilia A	239	304	370
Vfend	Fungal infections	225	267	270
Oxbryta	Sickle cell disease	73	—	—

Pfizer Inc.	2022 Form 10-K	99

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2022	2021	2020

All other Anti-infectives	Various	1,471	1,835	1,679
All other Specialty Care	Various	2,377	2,830	2,934
Oncology		$12,132	$12,333	$10,867
Ibrance	HR-positive/HER2-negative metastatic breast cancer	5,120	5,437	5,392
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	1,198	1,185	1,024
Inlyta	Advanced RCC	1,003	1,002	787
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	575	540	450
Zirabev	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	562	444	143
Xalkori	ALK-positive and Proto-Oncogene 1, Receptor Tyrosine Kinase-positive advanced NSCLC	465	493	544
Ruxience	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	458	491	170
Retacrit	Anemia	394	444	386
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory gastrointestinal stromal tumors (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	347	673	819
Lorbrena	ALK-positive metastatic NSCLC	343	266	204
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	271	178	80
Aromasin	Post-menopausal early and advanced breast cancer	248	211	148
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	219	192	182
Trazimera	HER2-positive breast cancer and metastatic stomach cancers	203	197	98
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab)(d), for the treatment of BRAFV600E-mutant mCRC after prior therapy	194	187	160
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	176	155	142
All other Oncology	Various	357	238	137
PFIZER CENTREONE(a)		$1,342	$1,731	$926

Total Alliance revenues included above		$8,537	$7,652	$5,418
(a)See Note 1A for information about our recent organizational changes. PC1 includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($188 million for 2022, $320 million for 2021, and $0 million for 2020), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships, including but not limited to, transitional manufacturing and supply agreements with Viatris following the spin-off of the Upjohn Business.
(b)Excludes revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization.
(c)Immunoglobulin (Ig) portfolio include the revenues from Panzyga, Octagam and Cutaquig.
(d)Erbitux® is a registered trademark of ImClone LLC.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $15 billion as of December 31, 2022, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, current contract terms provide for expected delivery of product with contracted revenue in 2023 and 2024, the timing and terms of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal fourth quarter of 2022 and exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers in international markets for supply of Comirnaty. The deferred revenues related to Comirnaty total $2.5 billion as of December 31, 2022, with $2.4 billion and $77 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty totaled $3.3 billion as of December 31, 2021, with $3.0 billion and $249 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Comirnaty deferred revenues during 2022 was primarily the result of amounts recognized in Revenues as we delivered the product to our customers and the impact of foreign exchange, partially offset by additional advance payments received as we entered into new or amended contracts. During 2022, we recognized revenue of $3.1 billion that was included in the balance of Comirnaty deferred revenues as of December 31, 2021. The Comirnaty deferred revenues as of December 31, 2022 will be recognized in Revenues proportionately as we transfer control of the product to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in 2024. Deferred revenues associated with contracts for other products were not significant as of December 31, 2022 or 2021.

Pfizer Inc.	2022 Form 10-K	100

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Pfizer Inc.	2022 Form 10-K	101

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pfizer Inc. and Subsidiary Companies’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

New York, New York

February 23, 2023

Pfizer Inc.	2022 Form 10-K	102

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Form 10-K.

Albert Bourla
Chairman and Chief Executive Officer

David M. Denton	Jennifer B. Damico
Principal Financial Officer	Principal Accounting Officer

February 23, 2023

Pfizer Inc.	2022 Form 10-K	103

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance Overview—Pfizer Policies on Business Conduct and —Code of Conduct for Directors in our Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Annual Meeting Information—Submitting Proxy Proposals and Director Nominations for the 2024 Annual Meeting in our Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance Overview—Board and Committee Information—Board Committees—The Audit Committee in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information about Our Executive Officers in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information about Director and executive compensation is incorporated by reference from the discussion under the headings Non-Employee Director Compensation; Executive Compensation; and Governance Overview—Board and Committee Information—Board Committees—The Compensation Committee—Compensation Committee Interlocks and Insider Participation in our Proxy Statement.

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
Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Governance Overview—Other Governance Practices and Policies—Related Person Transactions and Indemnification and —Transactions with Related Persons in our Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Item 1—Election of Directors—Director Independence in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the fees for professional services rendered by our independent registered public accounting firm in 2022 and 2021 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
15(a)(1) Financial Statements. The following consolidated financial statements, related notes and report of independent registered public accounting firm are set forth in Item 8. Financial Statements and Supplementary Data in this Form 10-K:
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

Pfizer Inc.	2022 Form 10-K	104

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 66 Hudson Boulevard East, New York, New York 10001-2192. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.47 are management contracts or compensatory plans or arrangements.

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

3.1	Our Restated Certificate of Incorporation dated December 14, 2020, is incorporated by reference from our Current Report on Form 8-K filed on December 14, 2020.

3.2	Our By-laws, as amended December 9, 2022, are incorporated by reference from our Current Report on Form 8-K filed on December 13, 2022.

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our Current Report on Form 8-K filed on January 30, 2001.

4.2	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009.

4.3	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2009.

4.4	Third Supplemental Indenture, dated as of June 3, 2013, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2013.

4.5	Fourth Supplemental Indenture, dated as of May 15, 2014, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on May 15, 2014.

4.6	Fifth Supplemental Indenture, dated as of October 5, 2015, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on October 6, 2015.

4.7	Sixth Supplemental Indenture, dated as of June 3, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on June 3, 2016.

Pfizer Inc.	2022 Form 10-K	105

4.8	Seventh Supplemental Indenture, dated as of November 21, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on November 21, 2016.

4.9	Eighth Supplemental Indenture, dated as of March 17, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (successor to the Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 17, 2017.

4.10	Ninth Supplemental Indenture, dated as of March 6, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on March 6, 2017.

4.11	Tenth Supplemental Indenture, dated as of December 19, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K report filed on December 19, 2017.

4.12	Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.13	Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.14	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K.

4.15	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005.

4.16	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007.

4.17	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009.

4.18	Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.19	First Supplemental Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.20	Second Supplemental Indenture, dated as of March 11, 2019, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 11, 2019.

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

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.3	Amendment No. 1 to Pfizer 2004 Stock Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.4	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

10.5	Amendment No. 1 to Pfizer Inc. 2014 Stock Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.6	Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 29, 2020.

10.7	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K.

Pfizer Inc.	2022 Form 10-K	106

10.8	Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.9	Amendment No. 1 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.10	Amendment No. 2 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2020 Annual Report on Form 10-K.

*10.11	Amendment No. 3 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees.

10.12	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

10.13	Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017.

10.14	Amendment No. 2 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.15	Amendment No. 3 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.16	Amendment No. 4 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.17	Amendment No. 5 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.18	Amendment No. 6 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

10.19	Amendment No. 7 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.20	Amendment No. 8 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.21	Amendment No. 9 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

*10.22	Amendment No. 10 to the Pfizer Supplemental Savings Plan.

*10.23	Amended and Restated Pfizer Inc. Global Performance Plan.

10.24	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K.

10.25	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.26	Amendment No. 2 to Amended and Restated Deferred Compensation Plan, dated April 27, 2016, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2016.

10.27	Amendment No. 3 to Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.28	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with certain Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.29	Amendment No. 2 to Wyeth 2005 (409A) Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.30	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.31	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.32	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K.

10.33	The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated by reference from our 1997 Annual Report on Form 10-K.

10.34	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007.

10.35	Pfizer Inc. Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009.

10.36	Amendment No. 1 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.37	Amendment No. 2 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.38	Amendment No. 3 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

*10.39	Amendment No. 4 to the Pfizer Inc. Executive Severance Plan.

10.40	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K.

*10.41	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended.

10.42	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009.

Pfizer Inc.	2022 Form 10-K	107

10.43	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011.

10.44	Form of Special Performance-Based Incentive Award Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.45	Form of Special Performance-Based Incentive Grant Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.46	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

10.47	Time Sharing Agreement, dated July 9, 2020, between Pfizer Inc. and Albert Bourla is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2020.

*21	Subsidiaries of the Company.

22	Subsidiary Issuers of Guaranteed Securities is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 4, 2021.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.

Pfizer Inc.	2022 Form 10-K	108

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 23, 2023	By:	/S/ MARGARET M. MADDEN
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

Signature	Title	Date

/S/ ALBERT BOURLA Albert Bourla	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023

/S/ DAVID M. DENTON David M. Denton	Chief Financial Officer, Executive Vice President (Principal Financial Officer)	February 21, 2023

/S/ JENNIFER B. DAMICO Jennifer B. Damico	Senior Vice President and Controller (Principal Accounting Officer)	February 21, 2023

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 21, 2023

/S/ SUSAN DESMOND-HELLMANN Susan Desmond-Hellmann	Director	February 21, 2023

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 21, 2023

/S/ SCOTT GOTTLIEB Scott Gottlieb	Director	February 21, 2023

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 21, 2023

/S/ SUSAN HOCKFIELD Susan Hockfield	Director	February 21, 2023

/S/ DAN R. LITTMAN Dan R. Littman	Director	February 21, 2023

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 23, 2023

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 21, 2023

/S/ JAMES QUINCEY James Quincey	Director	February 22, 2023

/S/ JAMES C. SMITH James C. Smith	Director	February 21, 2023

Pfizer Inc.	2022 Form 10-K	109