Form 10-Q
period 2023-04-02
PFIZER INC
filed 2023-05-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

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
(212) 733-2323
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.05 par value	PFE	New York Stock Exchange
1.000% Notes due 2027	PFE27	New York Stock Exchange
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

At May 5, 2023, 5,645,307,020 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 26, 2023 and February 27, 2022, and for U.S. subsidiaries is as of and for the three months ended April 2, 2023 and April 3, 2022. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2022 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022
ACIP	Advisory Committee on Immunization Practices
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMA	conditional marketing authorisation
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine, the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), the Comirnaty Original/Omicron BA.1 Vaccine, and Comirnaty Original/Omicron BA.4/BA.5 Vaccine. In the U.S., monovalent mRNA COVID-19 vaccines are no longer emergency use authorized or CDC-recommended, although Comirnaty remains a licensed vaccine.

Cond. J-NDA	Conditional Japan New Drug Application
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, South Korea, Canada, Australia and New Zealand
Developed Rest of World	Includes the following markets: Japan, South Korea, Canada, Australia and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Central Europe, the Middle East, Africa and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023
GAAP	Generally Accepted Accounting Principles
GBT	Global Blood Therapeutics, Inc.
GPD	Global Product Development organization
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity
mCRC	metastatic colorectal cancer

mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Meridian	Meridian Medical Technologies, Inc.
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
Myovant	Myovant Sciences Ltd.
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia Corporation
Prevnar family	Includes Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20/Apexxnar (adult)
PsA	psoriatic arthritis
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
Seagen	Seagen Inc.
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WRDM	Worldwide Research, Development and Medical
*Paxlovid and the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) have not been approved or licensed by the FDA. Paxlovid has been authorized for emergency use by the FDA under an EUA, for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with a current diagnosis of mild-to-moderate COVID-19 and who are at high risk for progression to severe COVID-19, including hospitalization or death. The Pfizer-BioNTech COVID-19 Vaccine, Bivalent has been authorized by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months and older. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the FFDCA unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	April 2, 2023	April 3, 2022
Revenues	$18,282	$25,661
Costs and expenses:
Cost of sales(a)	4,886	9,984
Selling, informational and administrative expenses(a)	3,418	2,593
Research and development expenses(a)	2,505	2,301
Acquired in-process research and development expenses	21	355
Amortization of intangible assets	1,103	835
Restructuring charges and certain acquisition-related costs	9	192
Other (income)/deductions––net	70	350
Income from continuing operations before provision/(benefit) for taxes on income	6,270	9,050
Provision/(benefit) for taxes on income	715	1,172
Income from continuing operations	5,555	7,879
Discontinued operations––net of tax	1	(9)
Net income before allocation to noncontrolling interests	5,556	7,870
Less: Net income attributable to noncontrolling interests	13	6
Net income attributable to Pfizer Inc. common shareholders	$5,543	$7,864

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.98	$1.40
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.98	$1.40

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.97	$1.37
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.97	$1.37

Weighted-average shares––basic	5,634	5,617
Weighted-average shares––diluted	5,727	5,758
(a)Exclusive of amortization of intangible assets.

See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Net income before allocation to noncontrolling interests	$5,556	$7,870

Foreign currency translation adjustments, net	101	(363)
Unrealized holding gains/(losses) on derivative financial instruments, net	2	203
Reclassification adjustments for (gains)/losses included in net income(a)	303	(213)
	305	(10)
Unrealized holding gains/(losses) on available-for-sale securities, net	87	(133)
Reclassification adjustments for (gains)/losses included in net income(b)	(509)	233
	(422)	99
Reclassification adjustments related to amortization of prior service costs and other, net	(30)	(36)
Reclassification adjustments related to curtailments of prior service costs and other, net	(5)	(11)
	(35)	(47)
Other comprehensive income/(loss), before tax	(50)	(321)
Tax provision/(benefit) on other comprehensive income/(loss)	(63)	(60)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$12	$(260)

Comprehensive income/(loss) before allocation to noncontrolling interests	$5,569	$7,610
Less: Comprehensive income/(loss) attributable to noncontrolling interests	10	6
Comprehensive income/(loss) attributable to Pfizer Inc.	$5,558	$7,604
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	April 2, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$2,166	$416
Short-term investments	17,806	22,316
Trade accounts receivable, less allowance for doubtful accounts: 2023—$465; 2022—$449	12,305	10,952
Inventories	9,541	8,981
Current tax assets	3,140	3,577
Other current assets	5,120	5,017
Total current assets	50,078	51,259
Equity-method investments	11,175	11,033
Long-term investments	3,568	4,036
Property, plant and equipment, less accumulated depreciation: 2023—$15,514; 2022—$15,174	17,052	16,274
Identifiable intangible assets	42,002	43,370
Goodwill	51,476	51,375
Noncurrent deferred tax assets and other noncurrent tax assets	7,302	6,693
Other noncurrent assets	12,965	13,163
Total assets	$195,617	$197,205

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2023—$3,567; 2022—$2,560	$4,188	$2,945
Trade accounts payable	6,123	6,809
Dividends payable	—	2,303
Income taxes payable	1,969	1,587
Accrued compensation and related items	2,277	3,407
Deferred revenues	1,750	2,520
Other current liabilities	20,255	22,568
Total current liabilities	36,562	42,138
Long-term debt	31,704	32,884
Pension and postretirement benefit obligations	2,179	2,250
Noncurrent deferred tax liabilities	1,067	1,023
Other taxes payable	9,860	9,812
Other noncurrent liabilities	13,009	13,180
Total liabilities	94,381	101,288

Commitments and Contingencies

Common stock	478	476
Additional paid-in capital	92,153	91,802
Treasury stock	(114,473)	(113,969)
Retained earnings	131,102	125,656
Accumulated other comprehensive loss	(8,289)	(8,304)
Total Pfizer Inc. shareholders’ equity	100,970	95,661
Equity attributable to noncontrolling interests	266	256
Total equity	101,236	95,916
Total liabilities and equity	$195,617	$197,205
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income						5,543		5,543	13	5,556
Other comprehensive income/(loss), net of tax							15	15	(3)	12
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	41	2	350	(12)	(504)	(97)		(249)		(249)
Other			—	—	—	—		—	—	—
Balance, April 2, 2023	9,560	$478	$92,153	(3,915)	$(114,473)	$131,102	$(8,289)	$100,970	$266	$101,236

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income						7,864		7,864	6	7,870
Other comprehensive income/(loss), net of tax							(260)	(260)	—	(260)
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	23	2	249	(12)	(570)	(65)		(383)		(383)
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other			3	—	—	—		3	(7)	(4)
Balance, April 3, 2022	9,494	$476	$90,844	(3,903)	$(113,931)	$111,193	$(6,157)	$82,424	$261	$82,685
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Operating Activities
Net income before allocation to noncontrolling interests	$5,556	$7,870
Discontinued operations—net of tax	1	(9)
Net income from continuing operations before allocation to noncontrolling interests	5,555	7,879
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,487	1,187
Asset write-offs and impairments	270	31
Deferred taxes	(598)	(2,321)
Share-based compensation expense	105	86
Benefit plan contributions in excess of expense/income	(200)	(404)
Other adjustments, net	99	815
Other changes in assets and liabilities, net of acquisitions and divestitures	(5,507)	(730)
Net cash provided by operating activities	1,212	6,541

Investing Activities
Purchases of property, plant and equipment	(1,139)	(643)
Purchases of short-term investments	(6,665)	(8,758)
Proceeds from redemptions/sales of short-term investments	6,400	13,421
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	4,665	3,409
Purchases of long-term investments	(51)	(676)
Proceeds from redemptions/sales of long-term investments	124	52
Acquisition of business, net of cash acquired	—	(6,225)
Other investing activities, net	(18)	(13)
Net cash provided by/(used in) investing activities	3,315	567

Financing Activities
Proceeds from short-term borrowings	11	—
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	226	(220)
Payments on long-term debt	(269)	(1,609)
Purchases of common stock	—	(2,000)
Cash dividends paid	(2,303)	(2,249)
Other financing activities, net	(436)	(501)
Net cash provided by/(used in) financing activities	(2,771)	(6,578)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(2)	(1)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,754	529
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	468	1,983
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,222	$2,513
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$329	$354
Interest paid	419	453
Interest rate hedges	60	26
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation
We prepared these condensed consolidated financial statements in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2022 Form 10-K. As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted.
These financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2022 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 26, 2023 and February 27, 2022, and for U.S. subsidiaries is as of and for the three months ended April 2, 2023 and April 3, 2022.
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 13A below and Note 17A in our 2022 Form 10-K.
Business development activities impacted financial results in the periods presented. See Notes 2A and 2B below as well as Notes 1A and 2 in our 2022 Form 10-K.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for segment reporting.
B. New Accounting Standard Adopted in 2023
On January 1, 2023, we adopted a new accounting standard for supplier finance programs which requires increased disclosures in the notes to our financial statements. See Note 8C.
C. Revenues and Trade Accounts Receivable
Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We principally sell Paxlovid to government agencies and distributors. In the U.S., we primarily sell our vaccines directly to the federal government, CDC, wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Outside the U.S., we primarily sell our vaccines to government and non-government institutions.
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	April 2, 2023	December 31, 2022
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,068	$1,200
Other current liabilities:
Accrued rebates	4,743	4,479
Other accruals	521	430
Other noncurrent liabilities	324	612
Total accrued rebates and other sales-related accruals	$6,656	$6,722
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
In determining the reserve percentages for each pool of trade accounts receivables, we considered our historical experience with certain customers and customer types, regulatory and legal environments, country and political risk, and other relevant current

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and future forecasted macroeconomic factors. When management becomes aware of certain customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded.
During the three months ended April 2, 2023 and April 3, 2022, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2022 Form 10-K.
Note 2. Acquisitions, Discontinued Operations and Equity-Method Investment
A. Acquisitions
GBT––On October 5, 2022, we acquired GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments for underserved patient communities, starting with sickle cell disease. The total fair value of the consideration transferred was $5.7 billion ($5.2 billion, net of cash acquired). In connection with this business combination, we provisionally recorded: (i) $4.4 billion in Identifiable intangible assets, consisting of $3.0 billion of IPR&D and $1.4 billion of developed technology rights with a useful life of six years, (ii) $1.1 billion of Goodwill, (iii) $672 million of inventories to be sold over approximately three years, (iv) $568 million of net deferred tax liabilities and (v) $331 million of assumed long-term debt that was paid in full in the fourth quarter of 2022. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy approved for both acute treatment of migraine and prevention of episodic migraine in adults. The total fair value of the consideration transferred was $11.8 billion, which includes the fair value of Pfizer’s previous investment in Biohaven on the acquisition date of approximately $300 million. In connection with this business combination, we provisionally recorded: (i) $12.1 billion in Identifiable intangible assets, consisting of $11.6 billion of developed technology rights with a useful life of 11 years and $450 million of IPR&D, (ii) $817 million of inventories to be sold over approximately two years, (iii) $797 million of Goodwill, (iv) $398 million of trade accounts receivable, (v) $1.4 billion of assumed long-term debt that was paid in full in the fourth quarter of 2022, (vi) $566 million of net deferred tax liabilities and (vii) $476 million of Other current liabilities. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
Arena––On March 11, 2022, we acquired Arena, a clinical stage company with development-stage therapeutic candidates in gastroenterology, dermatology and cardiology. The total fair value of the consideration transferred was $6.6 billion ($6.2 billion, net of cash acquired). The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in the first quarter of 2023. In connection with this business combination, we recorded: (i) $5.5 billion in Identifiable intangible assets, consisting of $5.0 billion of IPR&D and $460 million of indefinite-lived licensing agreements and other, (ii) $1.0 billion of Goodwill and (iii) $490 million of net deferred tax liabilities.
B. Discontinued Operations
Discontinued operations––net of tax in the periods presented are post-close adjustments related to the previously disposed discontinued Meridian subsidiary and the Upjohn Business. In the three months ended April 2, 2023 and April 3, 2022, amounts recorded under interim agreements, including TSAs and MSAs, associated with these disposals were not material. Under agreements related to the 2020 spin-off and the combination of the Upjohn Business with Mylan to form Viatris, net amounts due from Viatris were approximately $57 million as of April 2, 2023 and net amounts due to Viatris were $94 million as of December 31, 2022. The cash flows associated with the agreements are included in Net cash provided by operating activities. For information about the nature of these agreements, see Note 2B in our 2022 Form 10-K.
C. Equity-Method Investment
Haleon/Consumer Healthcare JV––On July 18, 2022, GSK completed a demerger of the Consumer Healthcare JV which became Haleon, an independent, publicly traded company listed on the London Stock Exchange that holds the joint historical consumer healthcare business of GSK and Pfizer following the demerger. We continue to own 32% of the ordinary shares of Haleon after the demerger.
The carrying value of our investment in Haleon as of April 2, 2023 and as of December 31, 2022 is $11.0 billion and $10.8 billion, respectively, and is reported in Equity-method investments. The fair value of our investment in Haleon as of April 2, 2023, based on quoted market prices of Haleon stock, was $11.8 billion. Haleon/the Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The increase in the value of our investment from December 31, 2022 is primarily due to $90 million in

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pre-tax foreign currency translation adjustments (see Note 6) and our share of Haleon’s earnings. We record our share of earnings from Haleon/the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of Haleon’s earnings generated in the fourth quarter of 2022, which we recorded in our operating results in the first quarter of 2023, was $68 million. Our total share of the JV’s earnings generated in the fourth quarter of 2021, which we recorded in our operating results in the first quarter of 2022, was $185 million. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of Haleon/the Consumer Healthcare JV was not material to our results of operations in the periods presented. See Note 4.

Summarized financial information for our equity-method investee, Haleon/the Consumer Healthcare JV, for the three months ending December 31, 2022, the most recent period available, and for the three months ending December 31, 2021, is as follows:

	Three Months Ended
(MILLIONS)	December 31, 2022	December 31, 2021
Net sales	$3,261	$3,420
Cost of sales	(1,496)	(1,312)
Gross profit	$1,766	$2,108
Income from continuing operations	225	590
Net income	225	590
Income attributable to shareholders	211	578
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Transforming to a More Focused Company Program
In 2019, we announced that we would be incurring costs associated with our Transforming to a More Focused Company Program, a multi-year effort to ensure our cost base aligns appropriately with our operating structure following Pfizer’s transformation into a more focused, innovative science-based global biopharmaceutical business. This program includes activities to (i) restructure our corporate enabling functions to appropriately support our operating structure; (ii) transform our commercial go-to-market model; and (iii) optimize our manufacturing network and R&D operations.
The activities associated with transforming our commercial go-to-market model are substantially complete. Activities associated with restructuring our corporate enabling functions and optimizing our manufacturing network and R&D operations are ongoing and are expected to be substantially completed by the end of 2023. The costs to restructure our corporate enabling functions, and to optimize our R&D operations and reduce cycle times, as well as to further prioritize our internal R&D portfolio, primarily include severance and implementation costs. The costs to optimize our manufacturing network largely include severance, implementation costs, product transfer costs, site exit costs, and accelerated depreciation.
From the start of this program in the fourth quarter of 2019 through April 2, 2023, we incurred costs of $3.5 billion, of which $1.4 billion ($1.1 billion of restructuring charges) is associated with Biopharma. We have incurred approximately 85% of total expected costs to date, and we expect the remaining costs to be substantially incurred through 2023.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Restructuring charges/(credits):
Employee terminations	$(36)	$25
Asset impairments	(10)	8
Exit costs/(credits)	2	11
Restructuring charges/(credits)(a)	(44)	43
Transaction costs(b)	—	6
Integration costs and other(c)	52	142
Restructuring charges and certain acquisition-related costs	9	192
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(5)	(6)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income, mainly in Cost of sales(d)	18	9
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	15	12
Selling, informational and administrative expenses	59	74
Research and development expenses	11	—
Total implementation costs	85	85
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$107	$280
(a)Primarily represents cost reduction initiatives. Restructuring charges/(credits) associated with Biopharma: credits of $28 million for the three months ended April 2, 2023 and credits of $4 million for the three months ended April 3, 2022.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the first quarter of 2022, integration costs and other were mostly related to our acquisition of Arena, including $138 million in payments to Arena employees for the fair value of previously unvested long-term incentive awards that was recognized as post-closing compensation expense.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2022(a)	$1,196	$—	$8	$1,204
Provision/(credit)	(36)	(10)	2	(44)
Utilization and other(b)	(420)	10	(1)	(411)
Balance, April 2, 2023(c)	$740	$—	$9	$750
(a)Included in Other current liabilities ($991 million) and Other noncurrent liabilities ($213 million).
(b)Includes adjustments for foreign currency translation.
(c)Included in Other current liabilities ($548 million) and Other noncurrent liabilities ($202 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Interest income	$(177)	$(14)
Interest expense	318	322
Net interest expense	141	308
Royalty-related income	(204)	(173)
Net (gains)/losses on asset disposals	(7)	(1)
Net (gains)/losses recognized during the period on equity securities(a)	451	699
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(68)	(9)
Net periodic benefit costs/(credits) other than service costs	(80)	(283)
Certain legal matters, net(b)	36	79
Certain asset impairments(c)	264	—
Haleon/Consumer Healthcare JV equity method (income)/loss(d)	(68)	(184)
Other, net(e)	(396)	(88)
Other (income)/deductions––net	$70	$350
(a)The losses in the first quarter of 2023 include, among other things, unrealized losses of $363 million related to our investments in Cerevel Therapeutics Holdings, Inc. and BioNTech. The losses in the first quarter of 2022 included, among other things, unrealized losses of $473 million related to our investment in BioNTech.
(b)The first quarter of 2023 primarily includes certain product liability expenses related to products discontinued and/or divested by Pfizer. The first quarter of 2022 includes certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition commitments.
(c)The first quarter of 2023 primarily represents intangible asset impairment charges, including $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflects unfavorable pivotal trial results and updated commercial forecasts, and $120 million associated with our Biopharma segment due to the discontinuation of a study related to an out-licensed IPR&D asset for the treatment of prostate cancer, acquired in our Array BioPharma Inc. acquisition.
(d)See Note 2C.
(e)The first quarter of 2023 primarily includes, among other things, dividend income of $211 million from our investment in Nimbus resulting from Takeda Pharmaceutical Company Limited’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, and $92 million from our investment in ViiV.

Additional information about the intangible assets that were impaired during 2023 follows:
					Three Months Ended
	Fair Value(a)				April 2, 2023
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Licensing agreements and other(b)	$—	$—	$—	$—	$120
Intangible assets––IPR&D(b)	—	—	—	—	94
Intangible assets––Developed technology rights(b)	—	—	—	—	34
Total	$—	$—	$—	$—	$248
(a)The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1E in our 2022 Form 10-K.
(b)Reflects intangible assets written down to fair value in 2023. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 11.4% for the first quarter of 2023, compared to 12.9% for the first quarter of 2022. The lower effective tax rate for the first quarter of 2023, was due to a favorable change in the jurisdictional mix of earnings.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fifth annual installment of this liability was paid by its April 18, 2023 due date and is reported in current Income taxes payable and the remaining liability is reported in noncurrent Other taxes payable as of April 2, 2023. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, tax years 2016-2018 are under audit. Tax years 2019-2023 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2012.
See Note 5D in our 2022 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Foreign currency translation adjustments, net(a)	$(25)	$(72)
Unrealized holding gains/(losses) on derivative financial instruments, net	3	32
Reclassification adjustments for (gains)/losses included in net income	21	(22)
	24	10
Unrealized holding gains/(losses) on available-for-sale securities, net	11	(17)
Reclassification adjustments for (gains)/losses included in net income	(64)	29
	(53)	12
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(9)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	(2)
	(9)	(11)
Tax provision/(benefit) on other comprehensive income/(loss)	$(63)	$(60)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2022	$(8,360)	$(412)	$220	$248	$(8,304)
Other comprehensive income/(loss)(b)	129	281	(369)	(27)	15
Balance, April 2, 2023	$(8,231)	$(131)	$(149)	$222	$(8,289)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains related to our equity-method investment in Haleon (see Note 2C) and the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	April 2, 2023			December 31, 2022
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$1,165	$—	$1,165	$1,588	$—	$1,588

Available-for-sale debt securities:
Government and agency—non-U.S.	13,278	—	13,278	15,915	—	15,915
Government and agency—U.S.	927	—	927	1,313	—	1,313
Corporate and other	1,914	—	1,914	1,514	—	1,514
	16,118	—	16,118	18,743	—	18,743
Total short-term investments	17,283	—	17,283	20,331	—	20,331
Other current assets
Derivative assets:
Foreign exchange contracts	734	—	734	714	—	714
Total other current assets	734	—	734	714	—	714
Long-term investments
Equity securities with readily determinable fair values(a)	2,355	2,348	7	2,836	2,823	13

Available-for-sale debt securities:
Government and agency—non-U.S.	261	—	261	280	—	280
Corporate and other	72	—	72	72	—	72
	333	—	333	352	—	352
Total long-term investments	2,688	2,348	340	3,188	2,823	365
Other noncurrent assets
Derivative assets:
Foreign exchange contracts	295	—	295	364	—	364
Total derivative assets	295	—	295	364	—	364
Insurance contracts(b)	700	—	700	665	—	665
Total other noncurrent assets	995	—	995	1,028	—	1,028
Total assets	$21,699	$2,348	$19,352	$25,261	$2,823	$22,439

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$—	$—	$—	$10	$—	$10
Foreign exchange contracts	382	—	382	694	—	694
Total other current liabilities	383	—	383	704	—	704
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	274	—	274	321	—	321
Foreign exchange contracts	832	—	832	864	—	864
Total other noncurrent liabilities	1,105	—	1,105	1,185	—	1,185
Total liabilities	$1,488	$—	$1,488	$1,889	$—	$1,889
(a)Long-term equity securities of $115 million as of April 2, 2023 and $143 million as of December 31, 2022 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $32 billion as of April 2, 2023 and $33 billion as of December 31, 2022. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $30 billion as of April 2, 2023 and $30 billion as of December 31, 2022.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as of April 2, 2023 and December 31, 2022. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	April 2, 2023	December 31, 2022
Short-term investments
Equity securities with readily determinable fair values(a)	$1,165	$1,588
Available-for-sale debt securities	16,118	18,743
Held-to-maturity debt securities	523	1,985
Total Short-term investments	$17,806	$22,316

Long-term investments
Equity securities with readily determinable fair values(b)	$2,355	$2,836
Available-for-sale debt securities	333	352
Held-to-maturity debt securities	52	48
Private equity securities at cost(b)	828	800
Total Long-term investments	$3,568	$4,036
Equity-method investments	11,175	11,033
Total long-term investments and equity-method investments	$14,743	$15,069
Held-to-maturity cash equivalents	$436	$679
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	April 2, 2023							December 31, 2022
		Gross Unrealized			Contractual or Estimated Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$13,702	$51	$(214)	$13,539	$13,278	$261	$—	$15,946	$297	$(48)	$16,195
Government and agency––U.S.	927	—	—	927	927	—	—	1,313	—	—	1,313
Corporate and other	1,992	—	(7)	1,985	1,914	72	—	1,584	7	(4)	1,586
Held-to-maturity debt securities
Time deposits and other	936	—	—	936	888	34	14	1,171	—	—	1,171
Government and agency––non-U.S.	75	—	—	75	71	3	1	1,542	—	—	1,542
Total debt securities	$17,632	$51	$(221)	$17,462	$17,077	$371	$15	$21,556	$304	$(53)	$21,807
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Net (gains)/losses recognized during the period on equity securities(a)	$451	$699
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(33)	(11)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$485	$710
(a)Reported in Other (income)/deductions––net. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of April 2, 2023, there were cumulative impairments and downward adjustments of $171 million and upward adjustments of $203 million. Impairments, downward and upward adjustments were not significant in the first quarters of 2023 and 2022.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	April 2, 2023	December 31, 2022
Current portion of long-term debt, principal amount	$3,550	$2,550
Other short-term borrowings, principal amount(a)	622	385
Total short-term borrowings, principal amount	4,172	2,935
Net fair value adjustments	17	10
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$4,188	$2,945
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	April 2, 2023	December 31, 2022
Total long-term debt, principal amount	$30,909	$32,080
Net fair value adjustments related to hedging and purchase accounting	966	959
Net unamortized discounts, premiums and debt issuance costs	(171)	(175)
Other long-term debt	—	20
Total long-term debt, carried at historical proceeds, as adjusted	$31,704	$32,884
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Chinese renminbi, Canadian dollar and Singapore dollar, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	April 2, 2023			December 31, 2022
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$26,179	$809	$1,038	$26,603	$838	$1,196
Interest rate contracts	2,250	—	274	2,250	—	331
		809	1,311		838	1,527
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$21,870	220	177	$29,814	240	362
Total		$1,029	$1,488		$1,078	$1,889
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.5 billion as of April 2, 2023 and $4.4 billion as of December 31, 2022.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$(53)	$187	$(356)	$195
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	55	16	53	18
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	48	(156)	—	—	—	—
Hedged item	(48)	156	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(213)	259	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	67	(74)	34	30
Non-Derivative Financial Instruments in Net Investment Hedge Relationships:(d)
Foreign currency short-term borrowings	—	—	—	26	—	—
Foreign currency long-term debt	—	—	(16)	23	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	17	(19)	—	—	—	—
	$17	$(19)	$(160)	$436	$(269)	$243
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.
(b)The amounts reclassified from OCI into COS were a net gain of $91 million in the first quarter of 2023 and a net gain of $34 million in the first quarter of 2022. The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $235 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 20 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings, which are used in net investment hedges. The related long-term debt carrying values as of April 2, 2023 and December 31, 2022 were $811 million and $795 million, respectively.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes cumulative basis adjustments to our debt in fair value hedges:
	April 2, 2023			December 31, 2022
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$12	$—	$—	$10
Long-term debt	$2,236	$(274)	$1,014	$2,235	$(321)	$1,042
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2022 Form 10-K.
As of April 2, 2023, the largest investment exposures in our portfolio represent primarily sovereign debt instruments issued by Canada, Japan, Germany, France, the U.S., and the U.K.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of April 2, 2023, the aggregate fair value of these derivative financial instruments that are in a net payable position was $763 million, for which we have posted collateral of $831 million with a corresponding amount reported in Short-term investments. As of April 2, 2023, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $715 million, for which we have received collateral of $530 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	April 2, 2023	December 31, 2022
Finished goods	$2,657	$2,603
Work-in-process	6,129	5,519
Raw materials and supplies	755	859
Inventories(a)	$9,541	$8,981
Noncurrent inventories not included above(b)	$5,616	$5,827
(a)The increase from December 31, 2022 reflects higher inventory levels for Paxlovid and increases for certain products due to supply recovery and inventory build, partially offset by decreases due to market demand.
(b)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts, which are primarily related to Paxlovid.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $4.7 billion as of April 2, 2023 and $5.2 billion as of December 31, 2022.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. Our suppliers negotiate their financing agreements directly with the respective financial institutions and we are not a party to these agreements. We have no economic interest in our suppliers’ decision to participate and we pay the financial institutions the stated amount of confirmed invoices on the original maturity dates, which is generally within 90 to 120 days of

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the invoice date. The agreements with the financial institutions do not require Pfizer to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within trade payables in our consolidated balance sheet. As of April 2, 2023 and December 31, 2022, respectively, $755 million and $849 million of our trade payables to suppliers who participate in these financing arrangements are outstanding.
Note 9. Identifiable Intangible Assets
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	April 2, 2023			December 31, 2022
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$84,973	$(56,887)	$28,086	$85,604	$(56,307)	$29,297
Brands	922	(854)	68	922	(844)	78
Licensing agreements and other	2,420	(1,433)	987	2,237	(1,397)	841
	88,315	(59,174)	29,141	88,763	(58,548)	30,215
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D	11,269		11,269	11,357		11,357
Licensing agreements and other	764		764	971		971
	12,860		12,860	13,155		13,155
Identifiable intangible assets(a)	$101,176	$(59,174)	$42,002	$101,919	$(58,548)	$43,370
(a)The decrease is primarily due to amortization expense and impairments (see Note 4).
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Service cost	$—	$—	$22	$30	$3	$7
Interest cost	148	118	71	42	5	7
Expected return on plan assets	(194)	(245)	(76)	(79)	(11)	(12)
Amortization of prior service cost/(credit)	—	—	—	—	(30)	(36)
Actuarial (gains)/losses	9	(65)	3	—	—	—
Curtailments	—	—	(1)	—	(5)	(13)
Special termination benefits	2	6	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$(36)	$(186)	$18	$(8)	$(37)	$(46)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the three months ended April 2, 2023, we contributed $85 million, $39 million, and $20 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc. common shareholders	$5,542	$7,872
Discontinued operations––net of tax	1	(9)
Net income attributable to Pfizer Inc. common shareholders	$5,543	$7,864
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$5,542	$7,872
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	1	(9)
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$5,543	$7,864
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,634	5,617
Common-share equivalents	93	141
Weighted-average number of common shares outstanding––Diluted	5,727	5,758
Anti-dilutive common stock equivalents(a)	2	—
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. In November 2022, BMS received permission to appeal the High Court’s decision and the appeal hearing was held in April 2023. In May 2023, the Court of Appeal dismissed the appeal. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, as well as court proceedings relating to our intellectual property or the intellectual property rights of others, including challenges to such rights initiated by us. Also, if one of our patents (or one of our collaboration/licensing partner’s patents) is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. Patent and Trademark Office, as well as outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio could potentially allow additional competitor vaccines, if approved, to enter the marketplace earlier than anticipated. In the event that any of the patents are found valid and infringed, a competitor’s vaccine, if approved, might be prohibited from entering the market or a competitor might be required to pay us a royalty.
We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. If one of our marketed products (or a product of our collaboration/licensing partners to which we have licenses or co-promotion rights) is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
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
Ibrance (palbociclib)
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. The generic companies challenged some or all of the following patents: (i) the composition of matter patent expiring in 2027; (ii) the composition of matter patent expiring in 2023; (iii) the method of use patent expiring in 2023; (iv) the crystalline form patent expiring in 2034; and (v) a tablet formulation patent expiring in 2036. We brought patent infringement actions against each of the generic filers in various U.S. federal courts, asserting the validity and infringement of the patents challenged by the generic companies. We have settled with one of these generic companies on terms not material to us, and we dismissed the patent infringement actions relating to the crystalline form of patent, the composition of matter patent expiring in 2023, the method of use patent, and the tablet formulation patent against the generic companies that had challenged these patents. The composition of matter patent expiring in 2027 remains in suit.
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
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

companies, as well as BioNTech and certain subsidiary companies, on the same two patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In the U.K., Pfizer and BioNTech have brought an action against ModernaTX seeking to revoke these European patents, which was consolidated with the September 2022 action filed by ModernaTX.
In April 2023, Arbutus Biopharma Corp. (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages.
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
Xtandi (enzalutamide)
In July 2022, Medivation LLC and Medivation Prostate Therapeutics LLC (wholly owned subsidiaries of Pfizer); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.; and The Regents of the University of California filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd.; and in December 2022, the same entities filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Sun in connection with those companies’ respective ANDAs seeking approval to market generic versions of enzalutamide. The generic manufacturers are challenging the composition of matter patent, which expires in 2027, covering enzalutamide and pharmaceutical compositions thereof, for treating prostate cancer.
Eliquis
In April 2023, we and BMS brought separate patent-infringement actions in Federal Court in Delaware against each of Biocon Pharma Limited (Biocon) and ScieGen Pharmaceuticals Inc. (ScieGen) asserting the infringement and validity of the formulation patent for Eliquis, expiring in 2031, challenged by Biocon and ScieGen in their respective ANDAs seeking approval to market generic versions of Eliquis. In April 2023, we settled our action against ScieGen on terms not material to us.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice's Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID relating to Biohaven. The CID seeks records and information related to, among other things, engagements with health care professionals and co-pay coupons cards. In March 2023, the California Department of Insurance issued a subpoena seeking records similar to those requested by the CID. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We are producing records in response to these requests.
U.S. Department of Justice Inquiry relating to Mexico Operations
In March 2023, we received an informal request from the U.S. Department of Justice’s FCPA Unit seeking documents relating to our operations in Mexico. We are producing records pursuant to this request.
Government Inquiries relating to Xeljanz
In April 2023, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia, in coordination with the Department of Justice’s Commercial Litigation Branch, seeking records and information related to programs Pfizer sponsored in retail pharmacies relating to Xeljanz. We are producing records pursuant to this request.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 2, 2023, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D in our 2022 Form 10-K.
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation, an operating segment established in the first quarter of 2023 that includes PC1, our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients, and Pfizer Ignite, a recently launched offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Biopharma is the only reportable segment. Each operating segment has responsibility for its commercial activities. Regional commercial organizations market, distribute and sell our products and are

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products and global corporate enabling functions. Biopharma receives its R&D services from WRDM and GPD. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each operating segment has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation.
Other Business Activities and Reconciling Items––Other business activities include the operating results of Business Innovation as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with: (i) R&D and medical expenses managed by our WRDM organization and costs associated with our GPD organization; (ii) corporate enabling functions and other corporate costs; (iii) overhead costs primarily associated with our manufacturing operations; and (iv) our share of earnings from Haleon/the Consumer Healthcare JV. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $196 billion as of April 2, 2023 and $197 billion as of December 31, 2022.
Selected Income Statement Information

The following provides selected income statement information by reportable segment:
	Three Months Ended
	Revenues		Earnings(a)
(MILLIONS)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Reportable Segment:
Biopharma	$17,971	$25,323	$10,936	$13,391
Other business activities(b)	310	338	(2,734)	(2,429)
Reconciling Items:
Amortization of intangible assets			(1,103)	(835)
Acquisition-related items			(163)	(187)
Certain significant items(c)			(665)	(891)
	$18,282	$25,661	$6,270	$9,050
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $92 million in the first quarter of 2023 and $56 million in the first quarter of 2022. In connection with the organizational changes effective in the third quarter of 2022, certain functions transferred between Biopharma and corporate enabling functions and certain activities were realigned within the GPD organization. We have reclassified $47 million of costs in the first quarter of 2022 from corporate enabling functions, which are included in Other business activities, to Biopharma to conform to the current period presentation.
(b)Other business activities include revenues and costs associated with Business Innovation and costs that we do not allocate to our operating segments, per above, including acquired IPR&D expenses in the periods presented.
(c)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the first quarter of 2023 and 2022 include, among other items, net losses on equity securities of $452 million and $698 million, respectively, recorded in Other (income)/deductions––net. See Note 4.
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022	% Change
United States	$8,507	$8,918	(5)
Developed Europe	2,822	6,090	(54)
Developed Rest of World	2,473	3,286	(25)
Emerging Markets	4,480	7,367	(39)
Revenues	$18,282	$25,661	(29)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Customers––For information on our significant wholesale customers, see Note 17C in our 2022 Form 10-K. Additionally, revenues from the U.S. government represented 15% and 19% of total revenues for the three months ended April 2, 2023 and April 3, 2022, respectively. Accounts receivable from the U.S. government represented 17% and 4% of total trade accounts receivable as of April 2, 2023 and December 31, 2022, respectively. Revenues and accounts receivable from the U.S. government primarily represent sales of Paxlovid and Comirnaty.
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	April 2, 2023	April 3, 2022
TOTAL REVENUES		$18,282	$25,661
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a)		$17,971	$25,323
Primary Care		$11,505	$18,851
Paxlovid	COVID-19 in certain high-risk patients	4,069	1,470
Comirnaty direct sales and alliance revenues(b)	Active immunization to prevent COVID-19	3,064	13,227
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,874	1,793
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,593	1,565
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	167	1
Premarin family	Symptoms of menopause	112	102
BMP2	Development of bone and cartilage	86	67
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	45	42
Nimenrix	Active immunization against invasive meningococcal ACWY disease	40	77
All other Primary Care	Various	456	507
Specialty Care		$3,612	$3,505
Vyndaqel family	ATTR-CM and polyneuropathy	686	612
Sulperazon	Bacterial infections	320	210
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	237	372
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	199	280
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	178	135
Zithromax	Bacterial infections	150	125
Genotropin	Replacement of human growth hormone	147	80
Ig Portfolio(c)	Various	126	107
Zavicefta	Bacterial infections	116	104
BeneFIX	Hemophilia B	109	112
Medrol	Anti-inflammatory glucocorticoid	93	76
Oxbryta	Sickle cell disease	71	—
Somavert	Acromegaly	66	68
Refacto AF/Xyntha	Hemophilia A	60	66
Fragmin	Treatment/prevention of venous thromboembolism	58	70
Vfend	Fungal infections	51	65
All other Anti-infectives	Various	374	381
All other Specialty Care	Various	569	643
Oncology		$2,855	$2,967
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,144	1,237
Inlyta	Advanced RCC	259	234
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	258	268
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	150	128
Zirabev	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	129	147
Ruxience	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	114	124
Lorbrena	ALK-positive metastatic NSCLC	112	72
Xalkori	ALK-positive and Proto-Oncogene 1, Receptor Tyrosine Kinase-positive advanced NSCLC	111	127

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	April 2, 2023	April 3, 2022
Retacrit	Anemia	93	115
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	85	67
Aromasin	Post-menopausal early and advanced breast cancer	77	62
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	58	51
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory gastrointestinal stromal tumors (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	50	114
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab)(d), for the treatment of BRAFV600E -mutant mCRC after prior therapy	49	48
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	40	40
Trazimera	HER2-positive breast cancer and metastatic stomach cancers	34	52
All other Oncology	Various	92	81
BUSINESS INNOVATION(a)		$310	$338
Pfizer CentreOne(e)	Various	306	338
Pfizer Ignite	Various	4	—

Total Alliance revenues included above		$2,060	$2,314
(a)See Note 1A in our 2022 Form 10-K for information about our recent organizational changes within Biopharma. See Note 13A above for information about Business Innovation. Prior-period financial information has been revised to reflect the current period presentation.
(b)Excludes revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization. See footnote (e) below.
(c)Immunoglobulin (Ig) portfolio includes the revenues from Panzyga, Octagam and Cutaquig.
(d)Erbitux® is a registered trademark of ImClone LLC.
(e)PC1 includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($5 million and $47 million for the first quarters of 2023 and 2022, respectively), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $13 billion as of April 2, 2023, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, current contract terms provide for expected delivery of product with contracted revenue in 2023 and 2024, the timing and terms of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal first quarter of 2023 and exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers in international markets for supply of Comirnaty. The deferred revenues related to Comirnaty total $1.7 billion as of April 2, 2023, with $1.6 billion and $34 million recorded in current and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty totaled $2.5 billion as of December 31, 2022, with $2.4 billion and $77 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Comirnaty deferred revenues during the first three months of 2023 was primarily the result of amounts recognized in Revenues as we delivered the products to our customers, partially offset by additional advance payments received as we entered into amended contracts and the impact of foreign exchange. During the first quarter of 2023, we recognized revenue of approximately $1.7 billion that was included in the balance of Comirnaty deferred revenues as of December 31, 2022. The Comirnaty deferred revenues as of April 2, 2023 will be recognized in Revenues proportionately as we transfer control of the product to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in 2024. Deferred revenues associated with contracts for other products were not significant as of April 2, 2023 or December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
GENERAL
The following MD&A is intended to assist the reader in understanding our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and is provided as a supplement to and should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1. Financial Statements in this Form 10-Q.
References to operational variances pertain to period-over-period changes that exclude the impact of foreign exchange rates. Although foreign exchange rate changes are part of our business, they are not within our control and because they can mask positive or negative trends in the business, we believe presenting operational variances excluding these foreign exchange changes provides useful information to evaluate our results.
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. In 2023, we are making additional investments in both R&D and SI&A to support Pfizer’s near- and longer-term growth plans, including to support anticipated new launches, commercial launch of COVID-19 products, potential pipeline programs and recently acquired assets. We manage our commercial operations through a global structure consisting of two operating segments: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 13A.
We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 85% has been incurred since inception and through the first quarter of 2023. These charges include costs and expenses related to separation of legal entities and transaction costs.
In the fourth quarter of 2022, we began taking steps through our Transforming to a More Focused Company restructuring program to optimize our end-to-end R&D operations to reduce costs and cycle times as well as to further prioritize our internal R&D portfolio in areas where our capabilities are differentiated while increasing external innovation efforts to leverage an expanding and productive biotech sector. See Note 3. For a description of savings related to this program, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2022 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. Our significant recent business development activities include the transactions discussed in Note 2 and the following:
Research and Development Funding Arrangement––In April 2023, we entered into an arrangement with Blackstone Life Sciences (Blackstone) under which we will receive up to a total of $550 million in 2023 through 2026 to co-fund our quarterly development costs for specified treatments. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive a combination of approval-based fixed milestone payments of up to $468 million contingent upon the successful results of the clinical trials. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $550 million in total based on achievement of certain levels of cumulative applicable net sales, as well as royalties based on a mid-to-high single digit percentage of the applicable net sales.
Proposed Acquisition of Seagen––In March 2023, we and Seagen announced that the companies entered into an agreement under which we will acquire Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines, for $229 in cash per Seagen share for a total enterprise value of approximately $43 billion. We expect to finance the transaction substantially through $31 billion of new, long-term debt, and the balance from a combination of short-term financing and existing cash. The transaction is expected to close in late 2023 or early 2024, subject to customary closing conditions, including approval of Seagen’s stockholders and receipt of required regulatory approvals.
Termination of Collaboration Arrangement with Merck KGaA, Darmstadt, Germany (Merck KGaA)––In March 2023, it was announced that our alliance with Merck KGaA to co-develop and co-commercialize Bavencio (avelumab) will terminate. Effective June 30, 2023, Merck KGaA will take full control of the global commercialization of Bavencio. The current profit share will be replaced by a 15% royalty to Pfizer on net sales of Bavencio. We and Merck KGaA will continue to operationalize our respective ongoing clinical trials for Bavencio; and Merck KGaA will control all future R&D activities.

For a description of the more significant recent transactions through February 23, 2023, the filing date of our 2022 Form 10-K, see Note 2 in our 2022 Form 10-K.
Our First Quarter 2023 Performance
Revenues––Revenues decreased $7.4 billion, or 29%, in the first quarter of 2023 to $18.3 billion from $25.7 billion in the first quarter of 2022, reflecting an operational decrease of $6.6 billion, or 26%, as well as an unfavorable impact of foreign exchange of $730 million, or 3%. The operational decrease was primarily driven by a decline in Comirnaty, partially offset by growth from Paxlovid.
Excluding contributions from Comirnaty and Paxlovid, revenues increased 5% operationally, reflecting revenues from recently acquired products, Nurtec ODT/Vydura and Oxbryta, as well as increased Sulperazon revenues in China, and strong growth from Eliquis and the Vyndaqel family, partially offset by a decline in Xeljanz.
Revenue growth in the first quarter of 2023 was unfavorably impacted by approximately 1% as a result of the first quarter of 2023 having one fewer selling day in international markets compared to the first quarter of 2022. This unfavorable impact is expected to reverse in the fourth quarter of 2023.
As of May 2, 2023, on a total company basis, we forecasted revenues in 2023 of $67 billion to $71 billion, reflecting an operational decline of 31% at the midpoint from 2022 results, which we expect will also have an unfavorable impact on Income from continuing operations before provision/(benefit) for taxes on income. The total company expected revenue declines in 2023 are driven by an expected reduction in sales of our COVID-19 products, partially offset by expected operational growth from our non-COVID-19 in-line portfolio, anticipated new product and indication launches, and recently acquired products.
See the Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations for 2023. For information regarding the primary indications or class of certain products, see Note 13C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $2.8 billion, to $6.3 billion in the first quarter of 2023 from $9.1 billion in the first quarter of 2022, was primarily due to lower revenues and an increase in Selling, informational and administrative expenses, partially offset by lower Cost of sales and lower Acquired in-process research and development expenses.
See the Analysis of the Condensed Consolidated Statements of Income within MD&A and Note 4. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations for 2023.
For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below, as well as in the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2022 Form 10-K and the Item 1A. Risk Factors section of this Form 10-Q.
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
For additional information on patent rights we consider most significant in relation to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2022 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, proposing pricing reform or legislation, employing formularies to control costs, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs, such as the IRA that was signed into law in August 2022. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, including legal or legislative developments at the federal or state level with respect to the 340B program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2022 Form 10-K.
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
Regarding our supply chain generally, in the first quarter of 2023 and to date, we have not seen a significant disruption, and all of our manufacturing sites globally have continued to operate at or near normal levels; however, we continue to see heightened demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2022 Form 10-K.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. See the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2022 Form 10-K.
COVID-19––In response to COVID-19, we have developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty, including booster doses of an Omicron-adapted bivalent vaccine. As part of our strategy for COVID-19, we are continuing to make significant additional investments in breakthrough science and global manufacturing. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing variant adapted vaccine candidates and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for additional populations. For additional information, including our continuing late-stage development efforts for Paxlovid, see the Product Developments section within MD&A.
In the first quarter of 2023 and to date, we principally sold Comirnaty globally under government contracts and Paxlovid globally to government agencies and distributors. We expect Comirnaty in the U.S. will transition to traditional commercial market sales in the second half of 2023, triggered by the expiration of current contracts and the vaccines purchased through them becoming either depleted or not usable against new variants. Internationally, we expect sales of Comirnaty in international developed markets to generally be under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we expect to generally transition to commercial markets starting in 2024. For Paxlovid, we expect to transition to traditional commercial markets in the second half of 2023 rather than significant government purchases. We also remain committed to helping ensure broad and equitable access to our COVID-19 products to eligible patients around the world. Revenues from our COVID-19 products are expected to go from their peak in 2022 to their low point in 2023 before potentially returning to growth in 2024. While patient demand for our COVID-19 products is expected to remain strong throughout 2023, much of that demand is expected to be fulfilled by existing supply of products that were delivered to governments and recorded as revenues in 2022. As of May 2, 2023, we forecasted Comirnaty revenues of approximately $13.5 billion in 2023, down 64% from actual 2022 results, with gross profit to be split evenly with BioNTech, and Paxlovid revenues of approximately $8 billion in 2023, down 58% from actual 2022 results. These forecasts are based on estimates and assumptions that are subject to significant uncertainties, including, among others, patient demand, which could be significantly impacted by the infectiousness and severity of the predominant strains of the SARS-CoV-2 virus during 2023, proportion of the population that receives a vaccine or is treated with an oral antiviral treatment, the number of doses per vaccinated person per year, number of symptomatic infections, market share of Comirnaty and Paxlovid, timing and terms for delivery of the contracted doses of Comirnaty to the EC, Paxlovid sales in China and the timing for transitioning Comirnaty and Paxlovid to commercial markets in the U.S.

For information on the impact of COVID-19 on our business, operations and financial conditions and results and risks associated with COVID-19 and our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2022 Form 10-K, as well as Note 12A1.
Russia/Ukraine Conflict––Our global operations may be impacted by the armed conflict between Russia and Ukraine. For both the three months ended April 2, 2023 and the fiscal year ended December 31, 2022, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the armed conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. For additional information on our response to the armed conflict between Russia and Ukraine as well as risks associated with the conflict, see the Item 1A. Risk Factors—Global Operations section and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2022 Form 10-K.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
For a description of our significant accounting policies, see Note 1 in our 2022 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Asset Impairments (Note 1M); Tax Assets and Liabilities and Income Tax Contingencies (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A in our 2022 Form 10-K. See also Note 1C in our 2022 Form 10-K for a discussion about the risks associated with estimates and assumptions.
For a discussion of a recently adopted accounting standard, see Note 1B.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022	% Change
Operating segments:
Biopharma	$17,971	$25,323	$8,396	$8,816	$9,575	$16,507	(29)	(5)	(42)
Business Innovation	310	338	110	102	200	236	(8)	8	(15)
Total revenues	$18,282	$25,661	$8,507	$8,918	$9,775	$16,743	(29)	(5)	(42)

First Quarter of 2023 vs. First Quarter of 2022

The following provides an analysis of the change in worldwide revenues by geographic areas in the first quarter of 2023:
	Three Months Ended April 2, 2023
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty(a)	$(9,967)	$(1,986)	$(7,981)
Worldwide growth from Paxlovid(a)	2,754	945	1,809
Revenues from recently acquired products: Nurtec ODT/Vydura(a) and Oxbryta	237	234	3
Increased revenues from Sulperazon largely driven by demand in China	134	—	134
Worldwide growth from Eliquis, the Vyndaqel family, the Prevnar family and Inlyta, partially offset by declines from Xeljanz, Ibrance and Xtandi(a)	119	251	(132)
Other operational factors, net	73	144	(71)
Operational growth/(decline), net	(6,650)	(411)	(6,238)

Unfavorable impact of foreign exchange	(730)	—	(730)
Revenues increase/(decrease)	$(7,379)	$(411)	$(6,968)
(a)See the Revenues––Selected Product Discussion section within MD&A for additional analysis.
Emerging markets revenues decreased $2.9 billion, or 39%, in the first quarter of 2023 to $4.5 billion from $7.4 billion in the first quarter of 2022, reflecting an operational decrease of $2.6 billion, or 36%, and an unfavorable impact from foreign exchange of 4%. The operational decrease in emerging markets was primarily driven by declines from Comirnaty, partially offset by growth from Paxlovid, as well as increased Sulperazon revenues largely driven by demand in China, which is not expected to be sustained.
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

The following presents information about revenue deductions:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022
Medicare rebates	$225	$201
Medicaid and related state program rebates	411	241
Performance-based contract rebates	1,192	806
Chargebacks	2,285	1,737
Sales allowances	1,516	1,204
Sales returns and cash discounts	513	270
Total	$6,141	$4,458
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Revenues––Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Three Months Ended		% Change
Product	Global Revenues	Region	April 2, 2023	April 3, 2022	Total	Oper.	Operational Results Commentary
Paxlovid	$4,069 *	U.S.	$1,960	$1,015	93
Growth primarily driven by:
•favorable timing of final delivery associated with the U.S. government contract before anticipated transition to traditional commercial markets in the second half of 2023;
•strong demand in China under the temporary National Reimbursement Drug List (which ended on April 1, 2023) due to surge in COVID-19 infections; and
•launch in certain international markets.

		Int’l.	2,109	455	*	*
		Worldwide	$4,069	$1,470	*	*
Comirnaty(a)	$3,064 Down 75% (operationally)	U.S.	$328	$2,314	(86)
Global declines largely driven by lower contracted deliveries and demand in international markets, as well as lower U.S. government contracted deliveries with anticipated transition to traditional commercial market sales in the second half of 2023.

		Int’l.	2,735	10,913	(75)	(73)
		Worldwide	$3,064	$13,227	(77)	(75)
Eliquis	$1,874 Up 7% (operationally)	U.S.	$1,261	$1,080	17
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to LOE and generic competition in certain international markets.

		Int’l.	613	713	(14)	(8)
		Worldwide	$1,874	$1,793	5	7
Prevnar family	$1,593 Up 4% (operationally)	U.S.	$1,075	$1,014	6
Growth primarily driven by the adult indications in the U.S. and certain markets in Europe due to strong patient demand following the launch of Prevnar 20/Apexxnar for the eligible adult population, partially offset by lower stocking and demand for Prevnar 13 pediatric indication in the U.S. due to competitor entry, as well as declines in certain emerging markets.

		Int’l.	518	551	(6)	—
		Worldwide	$1,593	$1,565	2	4
Ibrance	$1,144 Down 5% (operationally)	U.S.	$750	$753	—		Declines primarily driven by lower clinical trial purchases internationally, and planned price decreases in certain international developed markets.
		Int’l.	394	484	(19)	(12)
		Worldwide	$1,144	$1,237	(8)	(5)
Vyndaqel family	$686 Up 16% (operationally)	U.S.	$384	$265	45		Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in the U.S. and developed Europe, partially offset by a planned price decrease that went into effect in Japan in the second quarter of 2022.
		Int’l.	302	347	(13)	(7)
		Worldwide	$686	$612	12	16
Inlyta	$259 Up 14% (operationally)	U.S.	$155	$140	11
Growth primarily reflects continued strong performance in the U.S. and emerging markets driven by the adoption of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.

		Int’l.	104	94	11	18
		Worldwide	$259	$234	11	14
Xtandi	$258 Down 4% (operationally)	U.S.	$258	$268	(4)		Decline driven by lower net price mainly due to unfavorable changes in channel mix, partially offset by demand growth.
		Int’l.	—	—	—	—
		Worldwide	$258	$268	(4)	(4)
Xeljanz	$237 Down 33% (operationally)	U.S.	$90	$203	(55)
Declines driven primarily by lower net price in the U.S. due to unfavorable changes in channel mix, as well as decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes.

		Int’l.	147	169	(13)	(6)
		Worldwide	$237	$372	(36)	(33)
Nurtec ODT/Vydura	$167 *	U.S.	$163	$—	*
Driven by the acquisition of Biohaven in the fourth quarter of 2022, after which Nurtec ODT/Vydura is now a Pfizer-owned product, compared to the first quarter of 2022 during which Pfizer only had commercialization rights outside of the U.S. under a collaboration and license agreement with Biohaven. See Notes 2A and 2E of our 2022 Form 10-K.

		Int’l.	4	1	*	*
		Worldwide	$167	$1	*	*
Business Innovation

			Revenue
(MILLIONS)			Three Months Ended		% Change
Operating Segment	Global Revenues	Region	April 2, 2023	April 3, 2022	Total	Oper.	Operational Results Commentary
Business Innovation	$310 Down 5% (operationally)	U.S.	$110	$102	8
Declines primarily driven by, among other things, the timing of Comirnaty supply to BioNTech, partially offset by higher manufacturing of divested products under manufacturing and supply agreements and higher COVID-19 manufacturing activities performed on behalf of customers.

		Int’l.	200	236	(15)	(11)
		Worldwide	$310	$338	(8)	(5)
(a)Comirnaty includes direct sales and Alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Primary Care customer group. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in PC1, which is part of the Business Innovation operating segment. See Note 13C.
*    Indicates calculation not meaningful.

See the Item 1. Business—Patents and Other Intellectual Property Rights section of our 2022 Form 10-K for information regarding the expiration of various patent rights, Note 12 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 13C for additional information regarding the primary indications or class of the selected products discussed above.
Costs and Expenses

Costs and expenses follow:
	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022	% Change
Cost of sales	$4,886	$9,984	(51)
Percentage of Revenues	26.7%	38.9%
Selling, informational and administrative expenses	3,418	2,593	32
Research and development expenses	2,505	2,301	9
Acquired in-process research and development expenses	21	355	(94)
Amortization of intangible assets	1,103	835	32
Restructuring charges and certain acquisition-related costs	9	192	(96)
Other (income)/deductions—net	70	350	(80)
Cost of Sales
Cost of sales decreased $5.1 billion, primarily due to:
•a reduction of $5.4 billion due to lower sales of Comirnaty, partially offset by:
•an increase of $400 million due to higher sales of Paxlovid.
The decrease in Cost of sales as a percentage of revenues was primarily driven by changes in sales mix, including lower sales of Comirnaty and higher sales of Paxlovid.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses increased $824 million, primarily due to:
•a $500 million increase in marketing and promotional expenses ($280 million for Paxlovid and $220 million for recently acquired and launched products); and
•a $180 million increase in spending on products across multiple customer groups.
Research and Development Expenses
Research and development expenses increased $203 million, primarily due to:
•increased investments of $420 million to develop recently acquired assets and certain vaccine programs, as well as activities to support upcoming product launches, partially offset by:
•lower spending of $250 million on programs to prevent and treat COVID-19 and certain other late-stage clinical programs.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses decreased $334 million, primarily reflecting the non-recurrence of (i) an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven totaling $263 million and (ii) a $76 million premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles, both recorded in the first quarter of 2022.
Amortization of Intangible Assets
Amortization of intangible assets increased $268 million, primarily as a result of amortization of intangible assets from our acquisitions of Biohaven and GBT, partially offset by fully amortized assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program––For a description of our program, as well as the anticipated and actual costs, see Note 3A. The program savings discussed below may be rounded and represent approximations. In connection with restructuring our corporate enabling functions, we achieved gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, in the two year period from 2021 through 2022. In connection with transforming our commercial go-to market strategy, we expect net cost savings of $1.4 billion, to be achieved primarily from 2022 through 2024. In connection with manufacturing network optimization, we expect net cost savings of $550 million to be achieved primarily from 2020 through 2023. In connection with optimizing our end-to-end R&D operations, we expect net cost savings of $2.3 billion to be achieved primarily from 2023 through 2025.
Certain qualifying costs for this program in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
In addition to this program, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions—Net
The favorable change of $279 million was primarily driven by (i) lower net losses on equity securities, (ii) higher dividend income and (iii) lower net interest expense, partially offset by (iv) intangible asset impairment charges recorded in the first quarter of 2023 and (v) lower net periodic benefit credits associated with pension and postretirement plans. See Note 4.
Provision/(Benefit) for Taxes on Income

	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022	% Change
Provision/(benefit) for taxes on income	$715	$1,172	(39)
Effective tax rate on continuing operations	11.4%	12.9%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
Discontinued Operations
For information about our discontinued operations, see Note 2B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of May 2, 2023 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
This section provides information as of the date of this filing about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.
The tables below include filing and approval milestones for products that have occurred in the last twelve months and generally do not include approvals that may have occurred prior to that time. The tables include filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).
COVID-19 Vaccine Products
U.S.––In April 2023, in order to simplify the vaccination schedule for most individuals, the FDA amended an EUA for the emergency use of the Pfizer‑BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), which has been developed in collaboration with BioNTech, for active immunization to prevent COVID-19 caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) in individuals 6 months of age and older. In the U.S., the monovalent Pfizer-BioNTech COVID-19 Vaccine is no longer authorized for emergency use or CDC-recommended, although Comirnaty remains a licensed vaccine. This decision relates entirely to the FDA’s strategy to harmonize COVID-19 vaccines and is not indicative of any safety-related signals or concerns.
In February 2023, Pfizer and BioNTech announced the submission of a supplemental Biologics License Application (sBLA) to the FDA for approval of the companies’ Omicron BA.4/BA.5-adapted bivalent COVID-19 vaccine (Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5)) as a primary series and booster dose(s) for individuals 12 years of age and older.

The following table contains the authorized uses of the Pfizer‑BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) for the various patient populations in the U.S.:

PATIENT POPULATION AND AUTHORIZATIONS (U.S. ONLY)
AGE	Individuals 6 months of age and older not previously vaccinated with a COVID-19 vaccine	Individuals 5 years of age and older previously vaccinated with 1 or more doses of a monovalent COVID-19 Vaccine(a)	Individuals 6 months through 4 years of age previously vaccinated with the monovalent Pfizer-BioNTech COVID-19 Vaccine
			One previous dose of the Pfizer-BioNTech COVID-19 Vaccine	Two previous doses of the Pfizer-BioNTech COVID-19 Vaccine	Three previous doses of the Pfizer-BioNTech COVID-19 Vaccine

6 months – 4 years(b)	3 doses, 0.2 mL each Dose 1: Week 0 Dose 2: Week 3 Dose 3: ≥ 8 weeks after Dose 2		2 doses(c), 0.2 mL each Dose 1: 3 weeks after receipt of the Pfizer-BioNTech COVID-19 Vaccine Dose 2: ≥8 weeks after Dose 1	Single dose, 0.2 mL ≥8 weeks after receipt of second dose of the Pfizer-BioNTech COVID-19 Vaccine	Single dose, 0.2 mL ≥2 months after receipt of third dose of the Pfizer-BioNTech COVID-19 Vaccine

5-11 years	Single dose, 0.2 mL	Single dose, 0.2 mL ≥2 months after monovalent COVID-19 Vaccine

12-64 years	Single dose, 0.3 mL	Single dose, 0.3 mL ≥2 months after monovalent COVID-19 Vaccine

≥65 years	Single dose, 0.3 mL. One additional dose, 0.3 mL, may be administered ≥4 months after first dose of an authorized bivalent COVID-19 vaccine	Single dose, 0.3 mL ≥2 months after monovalent COVID-19 vaccine One additional dose, 0.3 mL, may be administered ≥4 months after first dose of an authorized bivalent COVID-19 vaccine
(a)Monovalent refers to a COVID-19 vaccine that contains or encodes the spike protein of only the Original SARS-CoV-2.
(b)Notwithstanding the age limitations for use of the vaccine, individuals turning from 4 to 5 years of age during the vaccination series should receive all doses with the Pfizer-BioNTech COVID-19 Vaccine, Bivalent.
(c)Notwithstanding the age limitations for use of the vaccine, individuals turning from 4 to 5 years of age during the vaccination series should receive 2 doses with the Pfizer-BioNTech COVID-19 Vaccine, Bivalent.
For individuals with certain kinds of immunocompromise 6 months through 4 years of age who have received three 0.2 mL doses (the Pfizer‑BioNTech COVID-19 Vaccine or the Pfizer-BioNTech COVID-19 Vaccine, Bivalent), a fourth dose (0.2 mL) with the Pfizer-BioNTech COVID-19 Vaccine, Bivalent may be administered at least one month following the most recent dose; additional doses of the Pfizer-BioNTech COVID-19 Vaccine, Bivalent may be administered at the discretion of the healthcare provider, taking into consideration the individual’s clinical circumstances. For individuals with certain kinds of immunocompromise 5 years of age and older, a single additional age-appropriate dose of the Pfizer‑BioNTech COVID-19 Vaccine, Bivalent may be administered at least 2 months following the initial dose of a bivalent COVID-19 vaccine; additional age‑appropriate doses of the Pfizer‑BioNTech COVID‑19 Vaccine, Bivalent may be administered at the discretion of the healthcare provider, taking into consideration the individual’s clinical circumstances.

EU and Japan ––In March 2023, Pfizer and BioNTech announced the submission of an application to the EMA to extend the Omicron BA.4/BA.5-adapted bivalent vaccine’s marketing authorization (MA) to include use in children six months through four years of age as both primary series (all three doses) and booster vaccination (fourth dose).
In February 2023, Pfizer and BioNTech announced the submission of an application to the EMA for a variation of the
MA to include the bivalent vaccine as a primary course of vaccination in individuals five years of age and older.
The following table includes filings and approvals for our COVID-19 vaccine products in the EU and Japan. All COVID-19 vaccine products listed in this table have been developed in collaboration with BioNTech.

PATIENT POPULATION AND DATE OF APPROVAL/FILING(a)
COVID-19 VACCINE PRODUCT(b)	PRIMARY SERIES OR BOOSTER	16 Years of age and older		12-15 Years of age		5-11 Years of age		6 Months through 4 Years of age
		EU	JAPAN	EU	JAPAN	EU	JAPAN	EU	JAPAN
Comirnaty		30-µg 2-dose primary				10-µg 2-dose primary		3-µg 3-dose primary
	Primary	Approved December 2020	Cond. J-NDA February 2021	Approved May 2021	Cond. J-NDA May 2021	Approved November 2021	Cond. J-NDA January 2022	CMA October 2022	Cond. J-NDA October 2022
		30-µg booster dose				10-µg booster dose
	Booster	Approved October 2021	Cond. J-NDA November 2021	Approved February 2022	Cond. J-NDA March 2022	Approved September 2022	Cond. J-NDA August 2022
Comirnaty Original/Omicron BA.4/BA.5 Vaccine(b)		30-µg 2-dose primary				10-µg 2-dose primary		3-µg 3-dose primary
	Primary		Filed April 2023		Filed April 2023		Filed April 2023		Filed April 2023
		30-µg booster dose				10-µg booster dose		3-µg booster dose
	Booster	Approved September 2022	Cond. J-NDA October 2022	Approved September 2022	Cond. J-NDA October 2022	Approved September 2022	Cond. J-NDA February 2023		Filed April 2023
Comirnaty Original/Omicron BA.1 Vaccine	Booster	30-µg booster dose
		Approved September 2022	Cond. J-NDA October 2022	Approved September 2022	Cond. J-NDA October 2022
(a)All EU approvals prior to October 10, 2022 were under the CMA, and later converted to full Marketing Authorization as of October 10, 2022. Dates shown in table reflect original CMA date.
(b)Refers to the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) and Comirnaty Original/Omicron BA.4/BA.5 Vaccine.

Other Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Myfembree (relugolix, estradiol, and norethindrone acetate)(a)	Moderate to severe pain associated with endometriosis	Approved August 2022
Ngenla (somatrogon)(b)	Pediatric growth hormone deficiency	Filed January 2021	Approved February 2022	Approved January 2022
Prevnar 20/Apexxnar (Vaccine)(c)	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (adults)	Approved June 2021	Approved February 2022
	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (pediatric)	Approved April 2023		Filed March 2023
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis disease	Approved August 2021		Filed March 2023
Paxlovid(d) (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 in high-risk adults and children (12-18 years of age; >88lbs)	EUA December 2021	Approved February 2023	Approved February 2022
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura (adults)	Approved February 2020	Approved April 2022
	Prevention of episodic migraine (adults)	Approved May 2021	Approved April 2022
ritlecitinib (PF-06651600)	Alopecia areata	Filed September 2022	Filed September 2022	Filed September 2022
Zavzpret (zavegepant) (intranasal)	Acute treatment of migraine with or without aura (adults)	Approved March 2023
PF-06886992 (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections (adolescent and young adults)	Filed December 2022
PF-06928316 (Vaccine)	Active immunization to prevent respiratory syncytial virus infection (maternal)	Filed February 2023	Filed January 2023	Filed February 2023
	Active immunization to prevent respiratory syncytial virus infection (older adults)	Filed December 2022	Filed January 2023
etrasimod	Ulcerative colitis (moderately to severely active)	Filed December 2022	Filed November 2022
Braftovi (encorafenib) and Mektovi (binimetinib)	BRAFV600E-mutant metastatic non-small cell lung cancer	Filed April 2023
elranatamab (PF-06863135)	Multiple myeloma triple-class refractory	Filed February 2023	Filed February 2023
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for first-line mCRPC	Filed February 2023	Filed February 2023
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
(d)In June 2022, we announced the submission of an NDA to the FDA for approval of Paxlovid for the treatment of COVID-19 in both vaccinated and unvaccinated individuals who are at high risk for progression to severe illness from COVID-19. In December 2022, Pfizer announced the FDA has extended the review period for the NDA for Paxlovid. At the request of the FDA, Pfizer submitted additional analyses of efficacy and safety data from the pivotal Evaluation of Protease Inhibition for COVID-19 in High-Risk Patients and supportive Evaluation of Protease Inhibition for COVID-19 in Standard-Risk Patients trials to be considered as part of its NDA for Paxlovid. Results from these analyses are consistent with previously disclosed efficacy and safety data for the trials. In order to allow time for a full review of the application, including the additional data analyses submitted, the FDA has extended the Prescription Drug User Fee Act goal date by three months to May 2023.
In December 2021, in light of the results from the completed required postmarketing safety study of Xeljanz, ORAL Surveillance (A3921133), the U.S. label for Xeljanz was revised. In addition, in November 2022, the EMA concluded their assessment of JAK inhibitors authorized for inflammatory diseases in the EU, including Xeljanz and Cibinqo, and recommended that risk minimization measures, including special warnings and precautions for use, should be revised and harmonized for all such JAK inhibitors. The resulting EU label changes were finalized in April 2023. We continue to work with regulatory agencies worldwide to review the full results and analyses of ORAL Surveillance and their impact on product labeling. See the Item 1A. Risk Factors—Post-Authorization/Approval Data and the Product Development sections of our 2022 Form 10-K.

In China, the following products received regulatory approvals in the last twelve months: Cresemba (IV formulation) for the treatment of adult patients with invasive aspergillosis and invasive mucormycosis in June 2022; Xeljanz for the treatment of adult patients with active psoriatic arthritis in October 2022; and Prevenar 13 in infants and children aged 6 weeks to 15 months, in April 2023.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFV600E-mutant mCRC
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(e)	BRAFV600E/K-mutant metastatic or unresectable locally advanced melanoma
	Paxlovid (nirmatrelvir [PF-07321332]; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	zavegepant (oral)	Prevention of chronic migraine (adults)
	ritlecitinib (PF-06651600)	Vitiligo
	elranatamab (PF-06863135)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
	Voxelotor	Sickle Cell Disease (pediatric)
	Eliquis (apixaban)	Venous thromboembolism (pediatric)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options
	fidanacogene elaparvovec (PF-06838435)(f)	Hemophilia B
	giroctocogene fitelparvovec (PF-07055480)(g)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	marstacimab (PF-06741086)	Hemophilia
	Omicron-based mRNA vaccine(h)	Immunization to prevent COVID-19 (adults)
	VLA15 (PF-07307405) vaccine(i)	Immunization to prevent Lyme Disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	Vepdegestrant (PF-07850327)(j)	Breast Cancer Metastatic - 2nd line + ER+/HER2-
	inclacumab (PF-07940370)	Sickle Cell Disease
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
(i)Being developed in collaboration with Valneva SE.
(j)Being developed in collaboration with Arvinas, Inc.
For additional information about our R&D organization, see the Item 1. Business—Research and Development section of our 2022 Form 10-K.
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
◦evaluate the normal recurring operational activities, and their components, on a comparable year-over-year basis
◦assist in modeling expected future performance on a normalized basis
•Provides investors insight into the way we manage our budgeting and forecasting, how we evaluate and manage our recurring operations and how we reward and compensate our senior management(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses and Adjusted other (income)/deductions––net
Cost of sales, Selling, informational and administrative expenses, Research and development expenses and Other (income)/deductions––net(a), each before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items, which are components of the Adjusted income measure

Adjusted diluted EPS
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
Adjusted Income and Adjusted Diluted EPS
Amortization of Intangible Assets—Adjusted income excludes all amortization of intangible assets.
Acquisition-Related Items—Adjusted income excludes certain acquisition-related items, which are comprised of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies. Acquisition-related items may include purchase accounting impacts such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration.
Discontinued Operations—Adjusted income excludes the results of discontinued operations, as well as any related gains or losses on the disposal of such operations. We believe that this presentation is meaningful to investors because, while we review our product portfolio for strategic fit with our operations, we do not build or run our business with the intent to discontinue parts of our business. Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.

Certain Significant Items—Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities, and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty and because we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2022 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended April 2, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$4,886	$3,418	$70	$5,543	$0.97
Amortization of intangible assets	—	—	—	1,103
Acquisition-related items	(97)	(2)	18	163
Discontinued operations(c)	—	—	—	(1)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(32)	(59)	—	30
Certain asset impairments(e)	—	—	(264)	264
(Gains)/losses on equity securities(e)	—	—	(452)	452
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(8)	8
Other(f)	(10)	(6)	107	(88)
Income tax provision—non-GAAP items				(437)
Non-GAAP Adjusted	$4,746	$3,350	$(528)	$7,036	$1.23

	Three Months Ended April 3, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$9,984	$2,593	$350	$7,864	$1.37
Amortization of intangible assets	—	—	—	835
Acquisition-related items	4	(1)	(26)	187
Discontinued operations(c)	—	—	—	10
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(20)	(74)	—	122
(Gains)/losses on equity securities(e)	—	—	(698)	698
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	72	(72)
Other(f)	(10)	(23)	(104)	143
Income tax provision—non-GAAP items				(448)
Non-GAAP Adjusted	$9,958	$2,496	$(406)	$9,338	$1.62
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: 11.4% in the three months ended April 2, 2023 and 12.9% in the three months ended April 3, 2022. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 14.0% in the three months ended April 2, 2023 and 14.8% in the three months ended April 3, 2022.

(b)The amounts for the three months ended April 2, 2023 and April 3, 2022 include reconciling amounts for Research and development expenses that are not material.
(c)See Note 2B.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)See Note 4.
(f)For the three months ended April 2, 2023, the total Other (income)/deductions––net adjustment of $107 million primarily includes dividend income of $211 million related to our investment in Nimbus resulting from Takeda Pharmaceutical Company Limited’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, partially offset by charges of (i) $50 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, and (ii) $36 million for certain legal matters, primarily for certain product liability expenses related to products discontinued and/or divested by Pfizer. For the three months ended April 3, 2022, the total Other (income)/deductions––net adjustment of $104 million primarily included charges of $79 million for certain legal matters representing certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition commitments.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS)	April 2, 2023	April 3, 2022	Drivers of change
Cash provided by/(used in):
Operating activities	$1,212	$6,541
The change was primarily driven by a decrease in net income adjusted for non-cash items, the timing of receipts and payments in the ordinary course of business, including timing of payments to BioNTech for the gross profit split for Comirnaty (see Note 8B), a decrease in advance payments for Comirnaty and Paxlovid, and a decrease in cash dividends received from equity method investments.

Investing activities	$3,315	$567
The change was driven mainly by $6.2 billion cash used to acquire Arena, net of cash acquired, in the first quarter of 2022, partially offset by $3.7 billion fewer net redemptions of short-term investments with original maturities less than and greater than three months in the first quarter of 2023.

Financing activities	$(2,771)	$(6,578)	The change was driven mainly by $2.0 billion of purchases of common stock in the first quarter of 2022, and a $1.3 billion decrease in payments of long-term debt.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Due to our significant operating cash flows, which is a key strength of our liquidity and capital resources and our primary funding source, as well as our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we believe that we have, and will maintain, the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For information about the sources and uses of our funds and capital resources, as well as our operating cash flows, see our Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
For information about our diverse sources of funds, off-balance sheet arrangements, contractual and other obligations, global economic conditions, market risk and LIBOR, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2022 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.
Credit Ratings––The cost and availability of financing are influenced by credit ratings, and an increase or decrease in our credit rating could have a beneficial or adverse effect on financing. Our long-term debt is rated high-quality by both S&P and Moody’s. In March 2023, following the announcement of the proposed acquisition of Seagen, Moody’s changed the outlook on our long-term debt to Negative; S&P downgraded our short-term rating from A-1+ to A-1.

The current ratings assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A1	Negative
S&P	A-1	A+	Stable
These ratings are not recommendations to buy, sell or hold securities and the ratings are subject to revision or withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

Debt Capacity––Lines of Credit––As of April 2, 2023, we had access to a $7 billion committed U.S. revolving credit facility, which may be used for general corporate purposes including to support our commercial paper borrowings. Lenders under this facility have approximately $700 million of commitments maturing in November 2026 and $6.3 billion of commitments maturing in November 2027. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $316 million in lines of credit, of which $287 million expire within one year. Essentially all lines of credit were unused as of April 2, 2023.
Capital Allocation Framework––Our capital allocation framework is primarily devised to facilitate the achievement of medical breakthroughs through R&D investments and business development activities and returning capital to shareholders through dividends and share repurchases. We expect to finance the proposed acquisition of Seagen substantially through $31 billion of new, long-term debt, and the balance from a combination of short-term financing and existing cash. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and the Item 1A. Risk Factors section for additional information about our proposed acquisition of Seagen. In April 2023, our BOD declared a dividend of $0.41 per share, payable on June 9, 2023, to shareholders of record at the close of business on May 12, 2023. At April 2, 2023, our remaining share-purchase authorization was approximately $3.3 billion, with no repurchases in the first three months of 2023. See Note 12 in our 2022 Form 10-K for more information on our publicly announced share-purchase plans.
Our financing plan for Seagen does not involve monetizing any portion of our Haleon stake. Our intentions with respect to our Haleon stake are set out in our Schedule 13D (as amended) initially filed with the SEC on July 27, 2022.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of April 2, 2023
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our 2023 revenue expectations; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid, including expectations for the commercial market for Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and generic competition; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2023; the benefits expected from our business development transactions, including our proposed acquisition of Seagen; our anticipated liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; and our planned capital spending.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2022 Form 10-K and the Item 1A. Risk Factors of this Form 10-Q.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2022 Form 10-K, the Item 1A. Risk Factors section of this Form 10-Q and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in our 2022 Form 10-K, the Item 1A. Risk Factors section of this Form 10-Q or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
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
•risks and uncertainties related to Pfizer’s proposed acquisition of Seagen, including, among other things, risks related to the satisfaction or waiver of the conditions to closing the proposed acquisition (including the failure to obtain necessary regulatory approvals and failure to obtain the requisite vote by Seagen stockholders) in the anticipated timeframe or at all, including the possibility that the proposed acquisition does not close; the possibility that competing offers may be made; risks related to the ability to realize the anticipated benefits of the proposed acquisition, including the possibility that the expected benefits from the acquisition will not be realized or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the transaction making it more difficult to maintain business and operational relationships; negative effects of the announcement or the consummation of the proposed acquisition on the market price of Pfizer’s common stock and/or operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the proposed acquisition or Seagen’s business; risks related to the financing of the transaction; other business effects and uncertainties, including the effects of industry, market, business, economic, political or regulatory conditions; future exchange and interest rates; changes in tax and other laws, regulations, rates and policies; the impact of the proposed acquisition on future business combinations or disposals; uncertainties regarding the commercial success of Pfizer’s and Seagen’s commercialized and pipeline products; the uncertainties inherent in R&D; whether and when drug applications may be filed in any jurisdictions for Pfizer’s or Seagen’s pipeline products; whether and when any such applications may be approved by regulatory authorities, which will depend on myriad factors, including making a determination as to whether the product's benefits outweigh its known risks and determination of the product's efficacy and, if approved, whether any such products will be commercially successful; and competitive developments;
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
•the impact of public health outbreaks, epidemics or pandemics (such as COVID-19) on our business, operations and financial condition and results, including impacts on our employees, manufacturing, supply chain, sales and marketing, R&D and clinical trials;
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, as well as challenges related to their manufacturing, supply and distribution;
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
•the ability to successfully achieve our climate goals and progress our environmental sustainability and other ESG priorities;
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
•legislation or regulatory action in markets outside of the U.S., such as China or Europe, including, without limitation, laws related to pharmaceutical product pricing, intellectual property, medicine safety, environmental impact of medicines, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets;
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
•governmental laws and regulations affecting our operations, including, without limitation, the recently enacted IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. and potential changes to existing tax law by the current U.S. Presidential administration and Congress;
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
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•risks to our products, patents and other intellectual property, such as: (i) claims of invalidity that could result in LOE; (ii) claims of patent infringement, including asserted and/or unasserted intellectual property claims; (iii) claims we may assert against intellectual property rights held by third parties; (iv) challenges faced by our collaboration or licensing partners to the validity of their patent rights; or (v) any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection or agreeing not to enforce or being restricted from enforcing intellectual property rights related to our products, including Comirnaty and Paxlovid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is incorporated by reference from the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2022 Form 10-K.
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
ITEM 1A. RISK FACTORS
We refer to the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment and —The Global Economic Environment sections and the Forward-Looking Information and Factors That May Affect Future Results section within MD&A of this Form 10-Q and of our 2022 Form 10-K and to the Item 1A. Risk Factors section of our 2022 Form 10-K. We are including the following risk factors, which should be read in conjunction with the risk factors discussed in the Item 1A. Risk Factors section of our 2022 Form 10-K.
PENDING ACQUISITION OF SEAGEN
We may be unable to complete the acquisition of Seagen within the anticipated timeframe or at all, which could prevent us from receiving the anticipated benefits from the acquisition in the anticipated timeframe or at all.
On March 12, 2023, we entered into a merger agreement with Seagen. The companies currently expect to complete the transaction in late 2023 or early 2024, subject to customary closing conditions, including the adoption of the merger agreement by the holders of a majority of the outstanding Seagen shares entitled to vote on such matter at a meeting of Seagen stockholders, the receipt of certain required government consents and approvals, and other customary conditions. As a result of such conditions, there is no assurance that the acquisition will be consummated in the anticipated timeframe or at all. In addition, Pfizer may be required to pay Seagen a reverse termination fee of approximately $2.22 billion, subject to certain limitations set forth in the merger agreement, if the merger agreement is terminated by either party as a result of certain antitrust and/or foreign direct investment law-related conditions. Any failure to consummate the acquisition in the anticipated timeframe or at all could prevent Pfizer from receiving the expected benefits from the acquisition. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives and the Forward-Looking Information and Factors That May Affect Future Results sections within MD&A.
We have expended and will continue to expend significant time and resources in connection with the acquisition of Seagen and expect to incur substantial indebtedness to fund the acquisition.
Pfizer has expended and will continue to expend significant management time and resources and expenses related to the acquisition of Seagen, many of which must be paid regardless of whether the acquisition is consummated. For example, such time, resources and expenses will be incurred in connection with seeking regulatory approvals for the transaction. We also expect to incur significant additional indebtedness to finance the acquisition, with approximately $31 billion of new, long-term debt plus additional short-term indebtedness to be issued prior to the acquisition, which indebtedness may limit our operating or financial flexibility relative to our current position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
January 1 through January 29, 2023	100,047	$51.07	—	$3,292,882,444
January 30 through February 26, 2023	8,347,800	$42.32	—	$3,292,882,444
February 27 through April 2, 2023	3,406,317	$40.94	—	$3,292,882,444
Total	11,854,164	$42.00	—
(a)Represents (i) 11,851,457 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,707 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within MD&A of this Form 10-Q and Note 12 in our 2022 Form 10-K.
ITEM 6. EXHIBITS

Exhibit 2.1	-	Agreement and Plan of Merger, by and among Pfizer Inc., Aris Merger Sub, Inc. and Seagen Inc., dated as of March 12, 2023 is incorporated by reference from our Current Report on Form 8-K filed on March 13, 2023.
Exhibit 10.1	-	Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	May 10, 2023	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)